Form 10-Q
period 1995-01-31
ENZO BIOCHEM INC
filed 1995-03-20
CIK 316253

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FOR THE QUARTER ENDED JANUARY 31, 1995
 FILED ON MARCH 20, 1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP PROVISION.



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

Mark one
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1995
                                       or
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              -----------------    -----------------

                         Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

          New York                                            13-2866202
- ---------------------------                                --------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)

60 Executive Blvd., Farmingdale, New York                        11735
- ----------------------------------------                     -------------
(Address of principal executive office)                       (Zip Code)

(516) 755-5500
- ---------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value               The American Stock Exchange
- -------------------------------     -------------------------------------------
      (Title of Class)              (Name of each Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X   No
                                        ---

As of March 1, 1995 the Registrant had 19,843,400 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                   FORM 10-Q

                                January 31, 1995




                                     INDEX



                                                                            PAGE
                                                                           NUMBER
                                                                           ------
PART  I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheet - January 31, 1995
            and July 31, 1994                                                 3

         Consolidated Statement of Operations
            For the six months ended January 31, 1995 and 1994                5

         Consolidated Statement of Operations
            For the three months ended January 31, 1995 and 1994              6

         Consolidated Statement of Cash Flows
            For the six months ended January 31, 1995 and 1994                7

         Notes to Consolidated Financial Statements                           9

Item 2.  Management's Discussion and Analysis of                             11
         Financial Condition and Results of Operations

PART  II - OTHER INFORMATION                                                 13

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


                           CONSOLIDATED BALANCE SHEET

                                                                       January 31,          July 31,
                                                                          1995               1994
                                                                      (unaudited)
                                                                      ------------------------------
                                                                                (in thousands)
                                             A S S E T S

Current assets:
       Cash and cash equivalents                                         $12,276              $4,151
       Accounts receivable, less
            allowance for doubtful accounts                               10,502               9,272
       Current portion of note receivable --
            litigation settlement                                          5,000                  --
       Research contract receivable                                           --               6,500
       Inventories                                                         2,218               2,103
       Deferred income taxes                                                  --               3,000
       Prepaid expenses and other                                            631                 724
                                                                         -------             -------
                                    Total current assets                  30,627              25,750
                                                                         -------             -------

       Long term portion of note receivable --
            litigation settlement                                         12,650                  --
       Property and equipment, at cost,
            less accumulated depreciation and amortization                24,040              23,616
       Cost in excess of fair value of net tangible assets
            acquired, less accumulated amortization                       10,207              10,391
       Deferred patent costs, less accumulated
            amortization                                                   4,996               5,062
       Other                                                                 168                 224
                                                                         -------             -------
                                                                         $82,688             $65,043
                                                                         =======             =======

See accompanying notes

                               ENZO BIOCHEM, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                January 31,         July 31,
                                                                                   1995               1994
                                                                               (unaudited)
                                                                               ----------------------------------
                                                                                         (in thousands)
Current liabilities:
       Trade accounts payable                                                     $2,229             $4,447
       Loan payable - bank                                                            --              2,000
       Accrued interest                                                               --                 30
       Accrued legal fees                                                          2,771                318
       Other accrued expenses                                                      1,779              1,648
       Current portion of long-term debt                                              28                 95
       Current portion of obligations under capital leases                            75                 58
                                                                                 -------            -------
                             Total current liabilities                             6,882              8,596
                                                                                 -------            -------
       Long-term debt                                                                121                135
       Obligations under capital lease                                             4,351              4,243
       Other deferred liabilities                                                    755                824
       Stockholders equity:
            Preferred Stock, $.01 par value;
            authorized 25,000,000 shares
            no shares issued or outstanding

            Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding; 19,843,400 shares at January 31, 1995 and
            19,822,200 shares at July 31, 1994                                       198                198
       Additional paid-in capital                                                 71,807             71,753
       Accumulated deficit                                                        (1,426)           (20,706)
                                                                                 -------            -------
                            Total stockholders' equity                            70,579             51,245
                                                                                 -------            -------
                                                                                 $82,688            $65,043
                                                                                 =======            =======

See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                                 Six Months Ended January 31,
                                                                                 -----------------------------
                                                                                    1995                1994
                                                                                 -----------------------------
                                                                            (In thousands, except per share data)

Revenues:
    Operating revenues                                                             $15,069               $9,650

Costs and expenses:
    Cost of sales and diagnostic services                                            6,897                3,945
    Research and development expenses                                                1,022                  829
    Selling expenses                                                                 1,331                  778
    Provision for uncollectable accounts
         receivable                                                                  1,097                  853
    General and administrative expenses                                              3,721                3,227
    Litigation settlement, net of legal fees                                       (21,000)                  --
                                                                                   -------               ------
                                                                                    (6,932)               9,632
                                                                                   -------               ------
    Income before interest, provision for
         income taxes and extraordinary gain                                        22,001                   18
    Interest income - net                                                              309                   25
                                                                                   -------               ------
    Income before provision for income taxes
         and extraordinary gain                                                     22,310                   43
    Provision for income taxes                                                      (3,030)                 (25)
                                                                                   -------               ------
    Income before extraordinary gain                                                19,280                   18
    Extraordinary gain                                                                  --                  150
                                                                                   -------               ------
    Net income                                                                     $19,280                 $168
                                                                                   =======               ======
    Income per share before extraordinary gain                                       $0.93                $0.00
    Income per share on extraordinary gain                                              --                 0.01
                                                                                   -------               ------
    Net income per share                                                             $0.93                $0.01
                                                                                   =======               ======
    Weighted average common shares                                                  20,808               19,201
                                                                                   =======               ======

      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                                 Three Months Ended January 31,
                                                                                 ------------------------------
                                                                                    1995                 1994
                                                                               -----------------------------------
                                                                              (In thousands, except per share data)

Revenues:
    Operating revenues                                                                $7,041             $4,475

Costs and expenses:
    Cost of sales and diagnostic services                                              3,347              1,893
    Research and development expenses                                                    562                452
    Selling expenses                                                                     731                417
    Provision for uncollectable accounts
         receivable                                                                      565                390
    General and administrative expenses                                                1,587              1,848
                                                                                      ------             ------
                                                                                       6,792              5,000
                                                                                      ------             ------
    Income (loss) before interest, provision for
         income taxes and extraordinary gain                                             249               (525)
    Interest income - net                                                                311                 36
                                                                                      ------             ------
    Income (loss) before provision for income taxes
         and extraordinary gain                                                          560               (489)
    Provision for income taxes                                                           (15)               (16)
                                                                                      ------             ------
    Income (loss) before extraordinary gain                                              545               (505)
    Extraordinary gain                                                                    --                150
                                                                                      ------             ------

    Net income (loss)                                                                   $545              ($355)
                                                                                      ======             ======

    Income (loss) per share before extraordinary gain                                  $0.03             ($0.03)
    Income per share on extraordinary gain                                                --               0.01
                                                                                      ------             ------

    Net income (loss) per share                                                        $0.03             ($0.02)
                                                                                      ======             ======
    Weighted average common shares                                                    20,808             19,201
                                                                                      ======             ======

    See accompanying notes


                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                                                Six Months Ended January 31,
                                                                                ---------------------------
                                                                                   1995              1994
                                                                                ---------------------------
                                                                                       (In thousands)


Cash flows from operating activities:
     Net income                                                                    $19,280              $168
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization of property
          and equipment                                                                433               362
        Amortization of cost in excess of fair
          value of tangible assets acquired                                            185               184
        Amortization of deferred patent costs                                          240               180
        Provision for uncollectable accounts receivable                              1,097               853
        Extraordinary gain on extinguishment of bank debt                               --              (149)
        Legal expenses converted into stock                                             --               230
        Miscellaneous operating expenses converted
           into stock                                                                   --                16
        Deferred income tax provision                                                3,000                --

     Change in assets and liabilities:
        Note receivable - litigation settlement                                    (17,650)               --
        Research contract receivable                                                 6,500                --
        Accounts receivable before provision for
          uncollectable amounts                                                     (2,327)           (1,965)
        Inventories                                                                   (115)             (130)
        Prepaid expense and other assets                                               133              (233)
        Trade accounts payable and other accrued expenses                           (2,087)             (619)
        Accrued legal fees                                                           2,453              (353)
        Deferred liabilities                                                           (68)               35
        Accrued interest payable                                                       (30)              (59)
                                                                                  --------          --------
                                                                                    (8,236)           (1,648)
                                                                                  --------          --------
     Net cash (used) provided by operating activities                              $11,044           ($1,480)
                                                                                  --------          --------

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                                              Six Months Ended January 31,
                                                                              ----------------------------
                                                                                  1995              1994
                                                                              ----------------------------
                                                                                      (In thousands)

Cash flows from investing activities:
       Capital expenditures                                                       ($727)             ($486)
       Patent costs deferred                                                       (173)              (151)
       Decrease in security deposit                                                  52                --
                                                                                -------             ------

       Net cash used in investing activities                                       (848)              (637)
                                                                                -------             ------

Cash flows from financing activities:
       Payment of bank debt                                                      (2,020)            (1,410)
       Payments of obligations under capital lease                                  (44)              (106)
       Proceeds from issuance of stock                                               --              7,520
       Proceeds from stock options                                                   55                379
       Payment of Debenture Bonds                                                   (62)                --
       Payment for registration filing fees                                          --               (110)
                                                                                -------             ------

       Net cash (used) provided by financing activities                          (2,071)             6,273
                                                                                -------             ------


       Net increase in cash and cash equivalents                                  8,125              4,156
Cash and cash equivalents at the beginning of the year                            4,151                654
                                                                                -------             ------
Cash and cash equivalents at the end of the period                              $12,276             $4,810
                                                                                =======             ======



                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1995
                                  (Unaudited)

1. The consolidated balance sheet as of January 31, 1995, the consolidated statement of operations for six months ended January 31, 1995 ("1995 Period") and 1994 ("1994 Period") and the consolidated statement of cash flows for the six months ended January 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1995 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K. The results of operations for the six months ended January 31, 1995 are not necessarily indicative of the results that may be expected for the full year.

2. On October 19, 1994 the Company executed a settlement agreement with Johnson & Johnson, Inc. in the aggregate amount of $35.0 million pursuant to which the Company received $15.0 million, of which $6.5 million relates to amounts due under certain research and development agreements and which was included in research contracts receivable at July 31, 1994, and a promissory note requiring Johnson & Johnson and its subsidiary, Ortho Diagnostics, Inc., to pay $5.0 million a year for each of the four successive anniversaries of said date. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality.

3. On January 13, 1995, the Company paid in full the $61,900 outstanding balance of the 9% Convertible Subordinated Debentures originally issued in 1986.

4. In March 1993, the Company filed suit in the United States District Court for the District of Delaware charging patent infringement and acts of unfair competition against Calgene, Inc. and seeking a declaratory judgment of invalidity concerning Calgene, Inc.'s antisense patent. On February 9, 1994 the Company filed a second suit in the United States District court for the District of Delaware charging Calgene with infringement of a second antisense patent owned by the Company. Calgene has filed a counterclaim in the second Delaware action seeking a declaration that a third patent belonging to the Company is invalid. The two Delaware actions have been consolidated and are scheduled to go to trial in April 1995. In addition, the Company filed suit on March 22, 1994 in the United States District Court for the Western District of Washington against Calgene and the Fred Hutchinson Cancer Research Center, alleging that the defendants had conspired to issue a false and misleading press release regarding a supposed "patent license" from Hutchinson to Calgene, and conspired to subvert the Company's antisense patents by improperly using confidential information to challenge them in the Patent Office. The Complaint further charges that Hutchinson is infringing and inducing Calgene to infringe the Company's antisense patents. There can be no assurance that the Company will be successful in any of the foregoing matters or that Calgene, Inc. and/or Hutchinson will not be successful. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

5. Effective December 1, 1985, the Company entered into an agreement with the City of New York to lease, over a fifty-year term, a six-story building located in New York City. During 1992 this lease was renegotiated. The Company has recorded the fair market value of the real property in the amount of $3,000,000 as a capital lease obligation due in installments through 2036. Financing for the renovation and equipping of such facility came principally from the Company's own funds. The Company is carrying the capital leasehold interest at its estimated fair market value.

6. In April, 1994, the Company signed a non-exclusive worldwide distribution and supply agreement with Boehringer Mannheim Biochemicals. Under the terms of this agreement, Boehringer Mannheim will distribute to the global medical research market, a broad range of biochemical products and reagents manufactured and supplied by Enzo. The agreement includes products based on nonradioactive DNA probe technology and includes products that were developed and marketed by Boehringer Mannheim prior to the agreement as well as products developed by the Company, all of which are covered by Enzo patents. The agreement takes effect immediately and extends for the life of the last patent to expire for products involved.

     The Company has net operating loss carryforwards at July 31, 1994 of approximately $19,244,000 for income tax return purposes.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Net cash provided by operating activities increased by approximately $12,524,000 for the six months ended January 31, 1995 as a result of an increase in net income of approximately $19,112,000 related to the J&J settlement offset by changes in operating assets and liabilities.

         The Company's internal source of cash generated by operations in addition to the proceeds from the litigation settlement was sufficient to meet the Company's needs for investing and other financing activities. At January 31, 1995 the Company had working capital of approximately $23,745,000.

         On October 19, 1994 the Company executed a settlement agreement with Johnson & Johnson, Inc. pursuant to which the Company received $15.0 million and a promissory note requiring Johnson & Johnson and its subsidiary, Ortho Diagnostics, Inc., to pay $5.0 million a year for each of the four successive anniversaries of said date. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality.

         In March, 1994 EnzoLabs entered into a $2.0 million line of credit with a bank. Interest was being charged at a rate of 1% above the bank's prime rate. In October, 1994 the Company paid in full the line of credit.

         Effective December 1, 1985, the Company entered into an agreement with the City of New York to lease, over a fifty-year term, a six-story building located in New York City. During 1992 this lease was renegotiated. The Company has recorded the fair market value of the real property in the amount of $3,000,000 as a capital lease obligation due in installments through 2036. Financing for the renovation and equipping of such facility came principally from the $10,000,000 industrial revenue bond financing completed on December 31, 1985 and the Company's own funds. The Company has decided to carry the capital leasehold interest at its estimated fair market value.

Results of Operations
- ---------------------
Six months ended January 31, 1995 compared with six months ended January 31,
1994
- ---------------------------------------------------------------------------

         Operating revenues for the six months ended January 31, 1995 ("1995 period") increased by $5,419,000 over operating revenues for the six months ended January 31, 1994 ("1994 period"). This increase was due to a $2,098,000 increase in revenues from the clinical reference laboratory and an increase of $3,321,000 of research product revenues as compared to the 1994 period. Revenues at the clinical reference laboratory increased due to the increase in volume of higher priced screening tests. Revenues from research products increased primarily from the Company's non-exclusive contract with Boehringer Mannheim for distribution of the Company's products.

         Cost of sales increased by approximately $2,952,000 primarily due to increased revenues from research products related to the Boehringer Mannheim non-exclusive agreement.

         Selling expenses increased by $553,000 due to an increase in marketing programs and sales personnel for the clinical reference laboratory.

          Interest income increased by $284,000 as a result of the investment of the proceeds from the litigation settlement with Johnson & Johnson.

          The increase in general and administrative expenses of $494,000 was primarily due to the increased legal fees for the Calgene lawsuit.

         The provision for bad debts increased by $244,000 due to an increase in revenues from the clinical reference laboratory.

         The provision for taxes increased approximately $3,000,000 primarily due to the recognition of income resulting from the litigation settlement.

Three months ended January 31, 1995 compared with three months ended January 31, 1994
- -------------------------------------------------------------------------------

         Operating revenues for the three months ended January 31, 1995 ("1995 period") increased by $2,566,000 over revenues from operations for the three months ended January 31, 1994 ("1994 period"). This increase was due to increases of $1,440,000 in revenues from the clinical reference laboratory and an increase in research product sales of $1,126,000 for the similar activity in the 1994 period.

         Cost of sales increased by $1,452,000 primarily as a result of increased revenues by research product sales related to the Boehringer Mannheim distribution agreement.

         Selling expenses increased by $314,000 as a result of increased personnel costs related to the clinical reference laboratory.

         General and administrative expenses increased by approximately $172,000 as a result of an increase of legal fees related to the diagnostic division.

                               ENZO BIOCHEM, INC.
                          PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits - none

         (b)  Reports on form 8-K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                     ENZO BIOCHEM, INC.
                                                     -------------------
                                                        (registrant)




Date: March 10, 1995                                 by: /s/ Barry W. Weiner,
                                                         ----------------------
                                                     Barry W. Weiner, Executive
                                                     Vice President-Secretary