Form 10-Q/A
period 1995-01-31
ENZO BIOCHEM INC
filed 1995-05-08
CIK 316253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

Mark one

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1995

                                       or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                                 ENZO BIOCHEM, INC
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

New York                                               13-2866202
- ----------------------------                       -------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)

60 Executive Blvd., Farmingdale, New York                 11735
- -----------------------------------------              ----------
(Address of principal executive office)                (Zip Code)

(516) 755-5500
- ------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value             The American Stock Exchange
- -----------------------------             ---------------------------
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

                             Yes   X      No
                                 -----       -----

As of March 1, 1995 the Registrant had 19,843,400 shares of Common Stock outstanding.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                        ENZO BIOCHEM, INC.
                                        --------------------------
                                            (registrant)




Date:     May 1, 1995                   by: /s/ Barry W. Weiner
                                           -----------------------
                                        Barry W. Weiner, Executive
                                        Vice President-Secretary