Form 10-Q
period 1995-04-30
ENZO BIOCHEM INC
filed 1995-06-14
CIK 316253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one


/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1995


                                       or


/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to ______________

                          Commission File Number 1-9974


                                  ENZO BIOCHEM, INC.
              -------------------------------------------------------
              (Exact name of registrant as specified in its charter

New York                                               13-2866202
- ---------------------------------                   --------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)

60 Executive Blvd., Farmingdale, New York                  11735
- -----------------------------------------             ----------------
(Address of principal executive office)                 (Zip Code)

(516) 755-5500
- ----------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value             The American Stock Exchange
- --------------------------------          ----------------------------
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

                                    Yes X  No
                                       ---


As of June 1, 1995 the Registrant had 19,953,800 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                 April 30, 1995




                                     INDEX



                                                                      PAGE
                                                                     NUMBER
                                                                     ------

PART  I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheet - April 30, 1995
            and July 31, 1994                                          3

         Consolidated Statement of Operations
            For the nine months ended April 30, 1995 and 1994          5

         Consolidated Statement of Operations
            For the three months ended April 30, 1995 and 1994         6

         Consolidated Statement of Cash Flows
            For the nine months ended April 30, 1995 and 1994          7

         Notes to Consolidated Financial Statements                    9

Item 2.  Management's Discussion and Analysis of                       11
         Financial Condition and Results of Operations

PART  II - OTHER INFORMATION                                           13

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


                           CONSOLIDATED BALANCE SHEET



                                                            April 30,    July 31,
                                                              1995         1994
                                                           (unaudited)
                                                           ----------------------
                                                                (in thousands)

                               A S S E T S
Current assets:
       Cash and cash equivalents                               $11,744   $ 4,151
       Accounts receivable, less
            allowance for doubtful accounts                     12,177     9,272
       Current portion of note receivable --
            litigation settlement                                5,000        --
       Research contract receivable                                 --     6,500
       Inventories                                               2,263     2,103
       Deferred income taxes                                        --     3,000
       Prepaid expenses and other                                  695       724
                                                               -------   -------

                Total current assets                            31,879    25,750
                                                               -------   -------


       Long term portion of note receivable --
            litigation settlement                               12,800        --
       Property and equipment, at cost,
            less accumulated depreciation and amortization      23,954    23,616
       Cost in excess of fair value of net tangible assets
            acquired, less accumulated amortization             10,114    10,391
       Deferred patent costs, less accumulated
            amortization                                         4,943     5,062
       Other                                                       166       224
                                                               -------   -------
                                                               $83,856   $65,043
                                                               =======   =======


See accompanying notes

                               ENZO BIOCHEM, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              April 30,       July 31,
                                                                                                1995           1994
                                                                                             (unaudited)
                                                                                             ------------------------
                                                                                                  (in thousands)
Current liabilities:
       Trade accounts payable                                                                 $  2,859       $  4,447
       Loan payable - bank                                                                          --          2,000
       Accrued interest                                                                             --             30
       Accrued legal fees                                                                        2,089            318
       Other accrued expenses                                                                    1,693          1,648
       Current portion of long-term debt                                                            29             95
       Current portion of obligations under capital leases                                          64             58
                                                                                              --------       --------

                             Total current liabilities                                           6,734          8,596
                                                                                              --------       --------

       Long-term debt                                                                              114            135
       Obligations under capital lease                                                           4,336          4,243
       Other deferred liabilities                                                                  797            824
       Stockholders equity:
            Preferred Stock, $.01 par value;
            authorized 25,000,000 shares
            no shares issued or outstanding

            Common Stock, $.01 par value;
            authorized 75,000,000 shares; shares
            issued and outstanding; 19,953,800
            shares at April 30, 1995 and
            19,822,200 shares at July 31, 1994                                                     200            198
       Additional paid-in capital                                                               72,860         71,753
       Accumulated deficit                                                                      (1,185)       (20,706)
                                                                                              --------       --------

                            Total stockholders' equity                                          71,875         51,245
                                                                                              --------       --------

                                                                                              $ 83,856       $ 65,043
                                                                                              ========       ========




See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)


                                                                                             Nine Months Ended April  30,
                                                                                             ----------------------------
                                                                                                 1995           1994
                                                                                       -------------------------------------
                                                                                       (In thousands, except per share data)

Revenues:
    Operating revenues                                                                          $ 23,286      $ 14,527

Costs and expenses:
    Cost of sales and diagnostic services                                                         10,563         5,896
    Research and development expenses                                                              1,559         1,086
    Selling expenses                                                                               2,072         1,270
    Provision for uncollectable accounts
         receivable                                                                                2,178         1,283
    General and administrative expenses                                                            5,987         5,123
    Litigation settlement, net of legal fees                                                     (21,000)           --
                                                                                                --------      --------
                                                                                                   1,359        14,658
                                                                                                --------      --------
    Income (loss) before interest, provision for
         income taxes and extraordinary gain                                                      21,927          (131)
    Interest income - net                                                                            639            52
                                                                                                --------      --------
    Income (loss) before provision for income taxes
         and extraordinary gain                                                                   22,566           (79)
    Provision for income taxes                                                                    (3,045)          (40)
                                                                                                --------      --------

    Income (loss) before extraordinary gain                                                       19,521          (119)
    Extraordinary gain                                                                                --           150
                                                                                                --------      --------

    Net income                                                                                  $ 19,521      $     31
                                                                                                ========      ========

    Income per share before extraordinary gain                                                  $   0.93      $  (0.01)
    Income per share on extraordinary gain                                                            --          0.01
                                                                                                --------      --------

    Net income per share                                                                        $   0.93      $   0.00
                                                                                                ========      ========

    Weighted average common shares                                                                20,904        19,367
                                                                                                ========      ========


      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)


                                                          Three Months Ended April 30,
                                                     -------------------------------------
                                                             1995         1994
                                                     -------------------------------------
                                                     (In thousands, except per share data)
Revenues:
    Operating revenues                                     $  8,217    $  4,877

Costs and expenses:
    Cost of sales and diagnostic services                     3,666       1,951
    Research and development expenses                           537         257
    Selling expenses                                            741         492
    Provision for uncollectable accounts
         receivable                                           1,081         430
    General and administrative expenses                       2,266       1,896
                                                           --------    --------
                                                              8,291       5,026
                                                           --------    --------
    (Loss) before interest and provision for
         income taxes                                           (74)       (149)

    Interest income - net                                       330          27
                                                           --------    --------
    Income (loss) before provision for income taxes             256        (122)

    Provision for income taxes                                  (15)        (15)
                                                           --------    --------
    Net income (loss)                                           241        (137)
                                                           ========    ========

    Net income (loss) per share                            $   0.01    ($  0.01)
                                                           ========    ========

    Weighted average common shares                           20,904      19,367
                                                           ========    ========



    See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                                                           Nine Months Ended April 30,
                                                                                           ---------------------------
                                                                                               1995           1994

                                                                                                 (In thousands)
                                                                                            ------------------------

Cash flows from operating activities:
     Net income                                                                              $ 19,521       $     31
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization of property
          and equipment                                                                           643            544
        Amortization of cost in excess of fair
          value of tangible assets acquired                                                       277            276
        Amortization of deferred patent costs                                                     360            270
        Provision for uncollectable accounts receivable                                         2,178          1,283
        Extraordinary gain on extinguishment of bank debt                                          --           (150)
        Legal expenses converted into stock                                                        --            230
        Miscellaneous operating expenses converted
           into stock                                                                              --             16
        Deferred income tax provision                                                           3,000             --
                                                                                             --------       --------
               Total non-cash adjustments to income                                             6,458          2,469

     Change in assets and liabilities
        Note receivable - litigation settlement                                               (17,800)
        Research contract receivable                                                            6,500
        Accounts receivable before provision for
          uncollectable amounts                                                                (5,085)        (3,620)
        Inventories                                                                              (160)          (350)
        Prepaid expense and other assets                                                           62           (474)
        Trade accounts payable and other accrued expenses                                      (1,542)          (616)
        Accrued legal fees                                                                      1,771           (203)
        Deferred liabilities                                                                      (26)            71
        Accrued interest payable                                                                  (30)           (56)
                                                                                             --------       --------
                                                                                               (9,852)        (2,779)
                                                                                             --------       --------

     Net cash (used)provided by operating activities                                         $  9,669       ($ 2,748)
                                                                                             --------       --------

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                                                                         Nine Months Ended April 30,
                                                                                                         ---------------------------
                                                                                                              1995            1994

                                                                                                                 (In thousands)
                                                                                                         --------------------------
Cash flows from investing activities:
       Capital expenditures                                                                                ($   851)       ($   900)
       Patent costs deferred                                                                                   (240)           (195)
       (Increase) decrease in other assets                                                                       58              (1)
                                                                                                           --------        --------

       Net cash used in investing activities                                                                 (1,033)         (1,096)
                                                                                                           --------        --------


Cash flows from financing activities:
       Proceeds from short  and long term borrowing                                                              --           2,000
       Payment of bank debt                                                                                  (2,026)         (1,410)
       Payments of obligations under capital lease                                                              (63)           (181)
       Proceeds from stock options and warrants                                                               1,108             391
       Payment of Debenture Bonds                                                                               (62)             --
       Payment for registration filing fees                                                                      --            (110)
       Proceeds from issuance of stock                                                                           --           7,520
                                                                                                           --------        --------

       Net cash (used) provided by financing activities                                                      (1,043)          8,210
                                                                                                           --------        --------


       Net increase in cash and cash equivalents                                                              7,593           4,366
Cash and cash equivalents at the beginning of the period                                                      4,151             654
                                                                                                           --------        --------

Cash and cash equivalents at the end of the period                                                         $ 11,744        $  5,020
                                                                                                           ========        ========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1995
                                   (Unaudited)

1. The consolidated balance sheet as of April 30, 1995, the consolidated statement of operations for nine months ended April 30, 1995 ("1995 Period") and 1994 ("1994 Period") and the consolidated statement of cash flows for the nine months ended April 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1995 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K. The results of operations for the nine months ended April 30, 1995 are not necessarily indicative of the results that may be expected for the full year.

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

4. In March 1993, the Company filed suit in the United States District Court for the District of Delaware charging patent infringement and acts of unfair competition against Calgene, Inc. and seeking a declaratory judgment of invalidity concerning Calgene, Inc.'s antisense patent. On February 9, 1994 the Company filed a second suit in the United States District court for the District of Delaware charging Calgene with infringement of a second antisense patent owned by the Company. Calgene has filed a counterclaim in the second Delaware action seeking a declaration that a third patent belonging to the Company is invalid. The two Delaware actions have been consolidated and were tried to the Court in April 1995. The parties are awaiting the Court's decision. In addition, the Company filed suit on March 22, 1994 in the United States District Court for the Western District of Washington against Calgene and the Fred Hutchinson Cancer Research Center, alleging that the defendants had conspired to issue a false and misleading press release regarding a supposed "patent license" from Hutchinson to Calgene, and conspired to subvert the Company's antisense patents by improperly using confidential information to challenge them in the Patent Office. The Complaint further charges that Hutchinson is infringing and inducing Calgene to infringe the Company's antisense patents. There can be no assurance that the Company will be successful in any of the foregoing matters or that Calgene, Inc. and/or Hutchinson will not be successful. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

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

6. In April, 1994, the Company signed a non-exclusive worldwide distribution and supply agreement with Boehringer Mannheim Biochemicals. In February 1995 and in March 1995, the Company signed similar agreements with Amersham International and Dako A/S, respectively. Under the terms of these agreements, these companies will distribute to the global medical research market, a broad range of biochemical products and reagents manufactured and supplied by Enzo. The agreements include products based on nonradioactive DNA probe technology and includes products that were developed and marketed by the companies prior to the agreement, as well as products developed by the Enzo, all of which are covered by Enzo patents.

7. The Company has net operating loss carryforwards at July 31, 1994 of approximately $19,244,000 for income tax return purposes.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased by approximately $12,417,000 for the nine months ended April 30, 1995 as a result of an increase in net income of approximately $19,490,000 primarily related to the J&J settlement offset by changes in operating assets and liabilities.

         The Company's internal source of cash generated by operations in addition to the proceeds from the litigation settlement was sufficient to meet the Company's needs for investing and other financing activities. At April 30, 1995 the Company had working capital of approximately $25,145,000.

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

RESULTS OF OPERATIONS
NINE MONTHS ENDED APRIL 30, 1995 COMPARED WITH NINE MONTHS ENDED APRIL 30, 1994

         Operating revenues for the nine months ended April 30, 1995 ("1995 period") increased by $8,759,000 over operating revenues for the nine months ended April 30, 1994 ("1994 period"). This increase was due to a $3,538,000 increase in revenues from the clinical reference laboratory and an increase of $5,221,000 of research product revenues as compared to the 1994 period. Revenues at the clinical reference laboratory increased due to the increase in volume of screening tests. Revenues from research products increased primarily from the Company's non-exclusive contract with Boehringer Mannheim for distribution of the Company's products.

         Cost of sales increased by approximately $4,667,000 primarily due to increased revenues from research products related to the Boehringer Mannheim non-exclusive agreement.

         Selling expenses increased by $802,000 due to an increase in marketing programs and sales personnel for the clinical reference laboratory.

         Interest income increased by $587,000 as a result of the investment of the proceeds from the litigation settlement with Johnson & Johnson.

         The increase in general and administrative expenses of $864,000 was primarily due to the increased legal fees for the Calgene lawsuit.

         The provision for bad debts increased by $895,000 due to an increase in revenues from the clinical reference laboratory.

         The provision for taxes increased approximately $3,005,000 primarily due to the recognition of income resulting from the litigation settlement.

THREE MONTHS ENDED APRIL 30, 1995 COMPARED WITH THREE MONTHS
ENDED APRIL 30, 1994

         Operating revenues for the three months ended April 30, 1995 ("1995 period") increased by $3,340,000 over revenues from operations for the three months ended April 30, 1994 ("1994 period"). This increase was due to increases of $1,440,000 in revenues from the clinical reference laboratory and an increase in research product sales of $1,900,000 for the similar activity in the 1994 period.

         Cost of sales increased by $1,715,000 primarily as a result of increased revenues by research product sales related to the Boehringer Mannheim distribution agreement.

         Selling expenses increased by $249,000 as a result of increased personnel costs related to the clinical reference laboratory.

         General and administrative expenses increased by approximately $370,000 as a result of an increase of legal fees related to the Calgene lawsuit.

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





                                               ENZO BIOCHEM, INC.
                                               ------------------
                                                 (registrant)




Date:     June 12, 1995                    by:/s/ Barry W. Weiner
                                              -----------------------
                                           Barry W. Weiner, Executive
                                           Vice President-Secretary