Form 10-K
period 1995-07-31
ENZO BIOCHEM INC
filed 1995-10-30
CIK 316253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
Mark one
--------
  /X/     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended July 31, 1995

                                       or

  / /     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________________  to  ________________

                          Commission File Number 1-9974

                              ENZO  BIOCHEM,  INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                                13-2866202
----------------------------------------           -------------------
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)

        60 Executive Boulevard,
          Farmingdale, New York                           11735
----------------------------------------           -------------------
(Address of principal executive offices)               (Zip Code)

             (516) 755-5500
----------------------------------------
     (Registrant's telephone number,
          including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, $.01 par value              The American Stock Exchange
----------------------------      -------------------------------------------
     (Title of Class)             (Name of each Exchange on which registered)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No
                                     -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.          [ X ]

     As of October 19, 1995, the Registrant had 21,420,645 shares of Common Stock outstanding.

     The aggregate market value of the Common Stock held by nonaffiliates as of October 19, 1995 was approximately $296,937,225.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III  - Items 11, 12 and 13       To be included in the Company's Proxy
                                      Statement to be filed with the Securities and Exchange Commission no later than November 28, 1995.

Part IV   - Certain exhibits listed   Included in prior filings made by the
            in response to Item       Company under the Securities Act of
            14(a)(3)                  1933 and the Securities Exchange Act of
                                      1934

                                     PART I


ITEM 1.   BUSINESS


INTRODUCTION

     Enzo Biochem, Inc. (the "Company" or "Enzo") employing biotechnology, develops, manufactures and markets health care products, and also provides medical diagnostic services to the medical community. Each of the three business activities of the Company is performed by one of the Company's three wholly-owned subsidiaries--Enzo Diagnostics, Inc., Enzo Therapeutics, Inc., and Enzo Clinical Labs, Inc. ("Enzo Diagnostics", "Enzo Therapeutics" and "Enzo Clinical Labs", respectively). These activities are: (1) diagnostic and research product development, manufacture and marketing through Enzo Diagnostics, (2) therapeutic product research and development through Enzo Therapeutics, and (3) the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 11 of the Notes to Consolidated Financial Statements.

     For the fiscal year ended July 31, 1995 (fiscal 1995), approximately 30% of the Company's operating revenues was derived from product sales and approximately 70% was derived from clinical reference laboratory services. For the fiscal years ended July 31, 1994 and 1993 (fiscal 1994 and fiscal 1993, respectively), approximately 23% and 11%, respectively, of the Company's operating revenues were derived from product sales and approximately 77% and 89%, respectively, were derived from clinical reference laboratory services.


PRODUCT DEVELOPMENT ACTIVITIES

     The Company's product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, organic chemistry, and fermentation.
The Company's activities in research and development are performed by the Company's professional and scientific staff. To a lesser extent, research and development is pursued in collaboration with outside consultants at research and academic institutions.

     The primary focus of the Company's current research is the development of products based on gene labeling and gene regulation. The Company is funding its research programs through its operating cash flows and cash and cash equivalents, as well as seeking joint ventures and collaborative relationships.

     Through Enzo Diagnostics, the Company has devoted a major portion of its research and development activities to develop simple and reliable test formats and protocols for the commercialization of nucleic acid-based diagnostics as well as other diagnostic products. A key system for Enzo is its non-radioactive BIOPROBE-Registered Trademark- nucleic acid probe system and the Company continued to introduce new products based on this technology into the research market during fiscal 1995.

     The product development programs of the Company include developing BIOPROBE-Registered Trademark- nucleic acid probe products to detect sexually transmitted diseases, such as AIDS, herpes, chlamydia, gonorrhea, and other infectious diseases, such as tuberculosis, cytomegalovirus, hepatitis and Epstein-Barr virus (implicated in mononucleosis). The Company markets several product lines containing BIOPROBE-Registered Trademark- nucleic acid probe products.

     The Company, through Enzo Therapeutics, is developing therapeutic applications of nucleic acids. In May 1987, the Company entered into an agreement with the Research Foundation of the State University of New York which grants the Company certain exclusive rights to a genetic engineering technology for generating antisense RNA repressors. As a result of the technology covered by such agreement, the Company has obtained three (3) patents. Although the Company has not derived revenues from any of the foregoing three antisense patents, the Company believes that these patents will be the basis for the Company to derive meaningful revenues in the future.

     Whenever the Company complements its internal research and development activities with collaborative research arrangements with academic and private research institutions or consultants on specific projects, the Company typically supplies funds to cover salaries, materials, certain laboratory equipment and a portion of the overhead. In all such collaborative research arrangements, the Company reserves the commercial rights to any product or process developed, subject to a royalty payment to the institution or consultant involved over a period of years. The location of the Company in the greater New York area affords the Company access to and interaction with a large number of research institutions and qualified scientists.

     In the fiscal years ended July 31, 1995, 1994 and 1993, the Company incurred costs of approximately $2,366,000, $ 1,764,000 and $ 1,486,000 respectively, for research and development activities.

CLINICAL REFERENCE LABORATORY

     The Company, through Enzo Clinical Labs, operates a clinical reference laboratory which offers full diagnostic services to the greater New York medical community. The services Enzo Clinical Labs provides include chemistry, blood tests, cytology studies, tissue pathology, hormone studies, and diagnostic procedures which seek to detect precancerous conditions, cancers in cervical specimens and sexually transmitted diseases. Enzo Clinical Labs provides these services primarily to physicians as well as to clinics, nursing homes and other clinical laboratories. The Company, through Enzo Clinical Labs operates a regional clinical reference laboratory on Long Island and also operates twelve satellite patient service centers in the greater New York area. In addition, the Company utilizes its clinical reference laboratory to evaluate and demonstrate the benefits of the Company's diagnostic products (see Note 11 of the Notes to Consolidated Financial Statements for segment information and operating revenues and profits).

BUSINESS OBJECTIVES

     The current business objectives of the Company are (1) to develop, manufacture and market on a worldwide basis diagnostic and therapeutic products based on the Company's research activities in biotechnology and molecular biology, and (2) to perform diagnostic tests for the U.S. health care community. The Company's research and development efforts are directed to both short and long-term projects. Diagnostic products require less time to commercialize than therapeutic products because the procedures required for attaining government clearance are less time consuming. Therapeutic products, once developed, require extensive clinical testing and compliance. This process can range from three to five years and, in some instances, longer.

     At such time as the Company's initial self-funded research demonstrates technical feasibility and potential commercial importance, the Company will have the option to pursue the opportunity on its own or to associate with another entity for development and ultimate marketing of the product. Unless there is a business reason to license products or processes developed by the Company, the Company intends to retain ownership with respect to development and marketing of a product or process.


MARKETING STRATEGY

     Enzo's initial commercialization program for the BIOPROBE-Registered Trademark- nucleic acid probe systems included filing major U.S. and foreign patent applications, clinical evaluation, and Food and Drug Administration (FDA) submissions. The Company has obtained clearance for a number of FDA approved diagnostics for sale to clinical reference laboratories and researchers through Enzo Diagnostics. BIOPROBE-Registered Trademark- nucleic acid probe products are also sold to the research market, where FDA clearance is not required. The Company has been successful in obtaining FDA clearance for four totally Enzo-developed DNA probe products. The Company believes that significant delays will not be encountered with any future probe product submissions to the FDA since products based on the BIOPROBE-Registered Trademark- nucleic acid probe system have been FDA cleared. However, there can be no assurance that delays will not be incurred.

     Through Enzo Diagnostics, the Company manufactures and markets its BIOPROBE-Registered Trademark- nucleic acid probe products for research applications. These BIOPROBE-Registered Trademark- research products include products which allow researchers to make their own non-radioactive DNA probes as well as complete DNA probe kits which contain all reagents necessary for detecting various disease pathogens in clinical samples.

     Enzo Diagnostics markets a variety of IN SITU hybridization kits. PATHOGENE-Registered Trademark- DNA probe kits detect specific pathogens including human papillomavirus (HPV), herpes simplex virus, cytomegalovirus, Epstein-Barr virus, adenovirus, hepatitis B virus and CHLAMYDIA TRACHOMATIS.
Its BIOPAP-Registered Trademark- DNA probe kits detect certain types of HPV in Pap smear samples. An enhanced detection procedure that will enable the pathologist to identify the presence of fewer virus particles by increasing the sensitivity of the assay was developed by the Company. These products compete directly with products labeled with various radioactive isotopes. In addition to the IN SITU hybridization kits, Enzo Diagnostics also markets kits based on its proprietary microplate hybridization format. Microplate Hybridization Assays have been developed for the detection of the AIDS-causing virus (HIV-1). Kits are also available to detect HIV-2, another strain of the AIDS virus, hepatitis virus, the bacteria causing tuberculosis (TB) and members of the MYCOBATERIUM TUBERCULOSIS (MTB) complex.

     Enzo's HIV test was the first commercial DNA probe test for this pathogen in this format. Unlike most AIDS tests which detect antibodies for HIV, Enzo's HIV Microplate Hybridization Assay detects DNA unique to HIV. Since individuals can carry the HIV infection for up to 12 months before developing antibodies to it, a test directed at the virus can provide earlier detection. Because this product also can measure virus concentrations, it is easier for researchers to determine HIV levels in patients and look for relationships between these levels and other disease indicators such as antibody production or appearance of symptoms. This product is currently marketed to the research community.
During fiscal 1995, an enhanced, version of the Microplate Hybridization Assay, was developed to detect the hepatitis virus directly in serum and is aimed at the blood bank market.

     In early stages of infection, the pathogen may be present in very small amounts and may be difficult to detect. Samples, however, can be treated in a way that produces copies of targeted DNA, if it is present. This amplification process is one possible approach to detect very low levels of infection. All of Enzo's Microplate Assays can be used to detect these pathogens in amplified as well as unamplified samples. In order to fully integrate its technology, Enzo has developed a new simplified amplification process for multicopy production of nucleic acid. A patent application was filed in January 1994. During fiscal 1995, this proprietary amplification process was incorporated into the microplate assay format, thus providing a totally integrated assay system. This approach is being developed for use with the hepatitis assay system and will form the basis for all Enzo's microplate assays.

     In addition to nucleic acid-based products, the Company also produces and sells other types of research products, such as monoclonal antibodies. The products are marketed through direct sales, an extensive product catalog, advertising in scientific and trade journals and U.S. and foreign distributors. In fiscal 1993, Enzo Diagnostics began to expand its non-exclusive distribution arrangements for its proprietary products in both the U.S. and foreign markets with various companies having worldwide distribution and with companies having local foreign distribution. In fiscal 1994, the Company continued to expand these distribution arrangements and began a policy of using joint labels on all products marketed by its distributors. In April, 1994, the Company signed a non-exclusive worldwide distribution and supply agreement with Boehringer Mannheim Biochemicals. Under the terms of this agreement, Boehringer Mannheim distributes to the global medical research market, a broad range of biochemical products and reagents manufactured and supplied by Enzo. The agreement includes products based on nonradioactive DNA probe technology and includes products that were developed and marketed by Boehringer Mannheim prior to the agreement, as well as products developed by the Company, all of which are covered by Enzo patents. The agreement took effect in April 1994 and extends for the life of the last patent to expire for products involved.

     During fiscal 1995, two additional distribution agreements were signed. In February 1995, a distribution agreement was signed with Amersham International and includes a broad group of products developed and marketed by Amersham, as well as products developed by Enzo Diagnostics. All products are based on nonradioactive DNA labeling technologies covered by Enzo patents. The second agreement, also covering the Company's line of proprietary DNA labeling products and reagents was concluded in May 1995 with Dako A/S, a privately-held international company with headquarters in Copenhagen, Denmark and subsidiaries worldwide, including the Dako Corporation based in the Carpinteria, California.

     The Company had previously entered into distribution agreements with certain Johnson & Johnson, Inc. (J&J) subsidiaries in Europe, one of which continues to be in effect. Ortho Diagnostics continues to be the Company's distributor for marketing, distribution and sale in Italy for the Company's BIOPROBE-Registered Trademark- and other products.

     The Company, because of its various proprietary diagnostic technologies, may enter into joint ventures with other biotechnology companies or other health care companies with marketing resources and/or complementary technology or products to more fully take advantage of market opportunities.

     Enzo Clinical Labs is a major regional clinical reference laboratory offering full service diagnostic testing in the greater New York marketplace. Its services are marketed by a professional sales force who serve client physicians, clinics, nursing homes and other clinical laboratories in the area. A key marketing strategy has been the strategic placement of a network of patient service centers, where patients can go to have samples taken upon the request of their physicians. The Company operates a stat laboratory at its Manhattan patient service center, affording its client physicians rapid test turnaround. The diagnostic service business provides Enzo Diagnostics with a practical application of its products, making it possible to more appropriately tailor diagnostic products to the end-user. The Company's BIOPROBE-Registered Trademark- nucleic acid probe products offer Enzo Clinical Labs a marketing tool by establishing it among the first to offer nucleic acid based tests.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     The major focus of the Company's product development program has been toward the commercialization of nucleic acid probe-based IN VITRO diagnostics for specific pathogens. Initially, nucleic acid probes were radioactive and required complex protocols to perform. To develop them into useful commercial products required making such products easy-to-use, easy to interpret, readily automatable and sensitive enough to detect the presence of low levels of pathogen. As a result of this product development effort, the Company has developed a broad technology base for the labeling, detection, sensitivity enhancement, signal amplification and testing formats of nucleic acid probe products. Patent protection has been aggressively pursued for this technology base. At the end of fiscal 1995 some 198 patents issued worldwide had been granted to or licensed by the Company in this area of technology. In fiscal 1995 the Company began to receive significant revenues from the distribution agreements related to these patents and believes that the patents have positioned the Company to derive considerably more revenues in the future as the markets for these products continue to develop. These patents cover a variety of BIOPROBE-Registered Trademark- nucleic acid probe products, chelation technology for easy radioactive labeling, signal amplification methods, sensitivity enhancements, and automatable formats.

                         BIOPROBE-Registered Trademark-
            Nucleic Acid Probe Labeling and Signal Generating Systems

     Nucleic acid probes used traditionally in biomedical research and recombinant DNA technology have been radioactively labeled with isotopes of hydrogen, phosphorous, carbon or iodine. Radioactive materials have historically provided researchers with the most sensitive and, in many cases, the only means to perform many important experimental or analytical tests. However, limitations and drawbacks are associated with the use of radioactive compounds. For example, radioactive materials are often very unstable and have a limited shelf-life. Because of the potentially hazardous nature of radioactive materials, their use must be licensed and elaborate safety precautions must be maintained during the preparation, utilization and disposal of radioisotopes. In addition, radioactive nucleotides are extremely expensive and their instability increases usage cost.

     To overcome the limitations of radioactively labeled probes, the Company, starting with basic technology licensed from Yale University ("Yale"), has developed a proprietary technology which allows DNA probes to be used effectively without the use of radioactivity. This development permits the application of genetic analysis in a clinical setting without the shelf-life, licensing and disposal problems associated with radioactively labeled probes.

     In December 1987, a primary patent for the technology that is essential to the development of nonradioactive DNA probe diagnostics was issued to Yale. In July 1994 and in September 1995 additional patents, broadening the coverage of the primary patent were also issued to Yale. The Company has an exclusive license for both patents from Yale for the life of the patents. Pursuant to such license agreement, the Company is obligated to pay Yale royalties equal to a percentage of sales. The Company is obligated to pay Yale an annual minimum royalty fee of $200,000 which shall continue through the end of the term of the exclusive license.

     The near term application of the BIOPROBE-Registered Trademark- nucleic acid probe system in the human health care area is in bacterial and viral diagnostics. Nucleic acid probe diagnostics can be developed for any organism. Advantages of the nucleic acid probes for the direct detection of pathogens in human diagnostics are speed (less than an hour for test results as compared to days), greater specificity, and the capability of diagnosing a disease in an early or latent stage of development.

                          Radioactive Labeling Systems

     The Company has developed a new method for labeling molecules with radioisotopes that is safer, faster, simpler and more cost effective than traditional methods of radiolabeling. This method is to be used in those applications requiring more sensitivity than non-radioactive materials permit. This method permits radiolabeling of a wide range of molecules for use in a variety of applications, including IN VIVO imaging, therapeutics, and clinical assays.

     With this technology stable products are radiolabeled just prior to use, thereby overcoming inherent limitations of classical radiolabeling technologies. The Company's method for radiolabeling maximizes the sensitivity while minimizing radiation exposure and radioactive waste.

     In November 1987, the Company received two U.S. patents protecting aspects of its versatile technology for linking radioactive ions or biotin to various biologically active molecules for diagnostic and therapeutic uses. Since that time additional patents covering aspects of this technology have been issued to the Company.

                            Automatable Test Formats

     In February 1991, the Company was granted a U.S. patent for its nucleic acid probe testing technology that generates a signal in solution. This technology allows the development of nucleic acid probe-based tests that can be readily automated and measured or identified instrumentally. Using this technology, probes can be detected with either chemiluminescent, fluorescent or colorimetric methods. The Company is developing test kits employing this technology and launched two of them to the research market during fiscal 1992. These included a test for the HIV virus which causes AIDS, and a test for the bacteria causing tuberculosis. In fiscal 1993 tests for other viruses, including HIV-2, and hepatitis, were introduced to researchers. In fiscal 1994 a more sensitive assay that can detect hepatitis B virus directly in serum and geared to the blood banking market was developed and in fiscal 1995 the Company's amplification technology was integrated with the enhanced hepatitis assay. The Company is developing an instrument-based automatable system employing this and other proprietary Enzo technologies.

                           Rapid, On-Site Diagnostics

     The Company also has developed a diagnostic test technology which makes possible accurate, rapid and one-step tests. The ease of performing and interpreting tests using this proprietary gel technology suits them well for at-home and doctor office use. Using the gel technology, the Company has developed a fecal occult blood test used to screen for colorectal cancer. The Company has received FDA clearance to market this occult blood test to physician offices and plans to develop other tests utilizing the gel technology for aiding consumer health maintenance.


                              Monoclonal Antibodies

     The Company markets a panel of monoclonal antibodies that are being used in pathology laboratories to help identify the original source of a metastatic cancer and the type of cancer in undifferentiated cancer cells. The ability to identify the origin and type of cancer aids in the diagnosis of cancer and assists physicians in prescribing therapy. In order to offer a full line of state-of-the-art research products, the Company is actively engaged in expanding its line of monoclonal antibodies.


                 Therapeutic Technology and Product Development

     Through Enzo Therapeutics, the Company is applying its technological capabilities for manipulating genetic material towards the development of therapeutic treatments for a variety of cancers and infections. Enzo is exploring applications of antisense nucleic acids employing various proprietary technologies. Also, the Company has developed techniques for stably attaching drugs and radioisotopes to proteins and DNA. The Company is working towards, INTER ALIA, the development of products relating to HIV, certain cancers and hepatitis, however, no products have been finalized.

     In May 1987, Enzo entered into an agreement with The Research Foundation of the State of New York (SUNY) granting the Company certain exclusive rights to a genetic antisense technology. Because this antisense technology offers a way to control the expression of any gene in any organism, the Company believes it has broad therapeutic and agricultural applications. For example, this technology should make possible a new approach to controlling viral diseases and cancers in humans. It may also be used to control viral diseases in animals and agriculturally important plants and may lead to a variety of other desirable traits in agricultural crops and animals. This technology has been proven to be effective in a variety of organisms, including plants, animals and bacteria.
For example, researchers have developed transgenic mice that are resistant to murine leukemia virus and tomato plants which produce tomatoes that do not spoil upon ripening. However, to date the Company has not developed any commercial products utilizing this technology. Because this technology has such broad application, the Company is exploring collaborative business relationships of various types with other companies to develop the applications which Enzo is not interested in retaining for its own activities. Three U.S. patent applications were subsequently issued as patents by the U.S. Patent and Trademark Office.
The first patent issued in March 1993; a second patent issued in May 1993; the third patent issued in December 1993.

     In January 1995, the Company signed a collaborative research agreement with Cornell University on behalf of its Medical College, aimed at evaluating the Company's genetic antisense technology for use in managing the treatment of HIV, the AIDS-causing virus. Research results at Enzo indicate on a preliminary basis, that this technology could be applied to inhibiting the function of genes necessary for the HIV virus to grow. Upon completion of this research, the Company plans to move into human clinical studies.


MANUFACTURING

     The Company's BIOPROBE-Registered Trademark- nucleic acid probe products contained in its PATHOGENE-Registered Trademark- and BIOPAP-TM- product lines are manufactured by using recombinant DNA techniques and traditional chemical synthesis methods. The DNA sequence which codes for a specific infectious agent or particular trait is isolated by cloning. The sequence is then introduced into a plasmid, commonly one that grows in E.COLI bacteria, and the bacteria serves as a reproduction vehicle with the application of standard fermentation procedures. The reproduced quantities of the specific DNA sequences are purified from the bacteria and then labeled so they can be detected. The detection system usually employs a non-radioactive visualization molecule, such as a color-changing enzyme-substrate or a fluorescent substance. The production of DNA probes does not require large manufacturing facilities because the yields from the bacteria are high and only small quantities of nucleic acids are required.

     Monoclonal antibodies specific to certain substances are produced by fusing a type of mouse cancer cell with certain antibody-producing white blood cells from the spleens of mice that had been immunized with the targeted substance. The hybrid cells which make antibodies with the desired characteristics are then cultured to produce large quantities of that one discrete type of antibody. Monoclonal antibody production does not require extensive facilities.

     The Company's manufacturing operation uses exempt quantities of tritium
(3H) in its research and development activities and manufacturing operations. For the fiscal year ended July 31, 1995 the Company had accumulated two (2) millicuries of tritium. This was disposed of in the regular course of the Company's business at a cost of $1,200 during the 1995 fiscal year by a licensed carrier (Radiac Research Corporation, Brooklyn, New York). The Company has not historically had any problems disposing of such quantities and does not anticipate any such problems in the future.

REGULATION

     The Company's present and proposed activities are regulated by the federal government to a significant extent. This regulation applies not only to research and development and manufacturing, but also to the marketing of products, particularly those involving diagnostic or therapeutic applications.

     In order to test clinically, manufacture and market diagnostic or therapeutic products, the Company (and/or its marketer) must obtain the approval and comply with the standards of the FDA in the United States and comparable agencies in other countries. The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacture and marketing of all diagnostic and therapeutic products. FDA approval is not required for the sale of certain products for research use only.

     The process of seeking and obtaining FDA approval of a new therapeutic product generally takes a number of years and may require substantial funding. The process of seeking FDA clearance and corresponding foreign approvals is significantly less for IN VITRO diagnostic tests.

     The Company has in-house personnel to expedite the preparation and filing of documentation necessary for FDA clearances and approvals, patent issuances and licensing agreements. The Company has received clearance from the FDA to market five of its diagnostic products. The Company also has several products in various stages of clinical trial evaluation which, if successful, are expected to be submitted to the FDA for clearance.

     The Company's clinical reference laboratories are subject to various federal, state and local licensing, permits and regulatory certifications.

     In addition to the foregoing, the Company's present and future business may be subject to regulation under the Occupational Safety and Health Act, Environmental Protection Act, Resource Conservation and Recovery Act and other present or possible future legislation, as well as by governmental agencies with regulatory authority relating to the Company's business. From time to time, legislation has been introduced to regulate various aspects of the technology, but the Company is unaware of any proposed actions by federal, state or local authorities which might materially impair its ability to conduct its business.

PROPRIETARY TECHNOLOGY - PATENTS

     As novel techniques, processes, products or microorganisms are developed during the course of its research and development activities, the Company will seek U.S. and, if deemed necessary, foreign patents. At the end of fiscal 1995 the Company owned or licensed 32 U.S. and some 145 foreign patents and had filed approximately 169 U.S. and foreign patent applications covering products, methods and procedures resulting from the Company's research projects. In fiscal 1995 the Company began to receive significant revenues from the distribution agreements related to these patents and believes that the patents have positioned the Company to derive considerably more revenues in the future as the markets for these products continue to develop. Patents relating to the BIOPROBE-Registered Trademark- nucleic acid probe system have issued in the U.S. and Europe. Management believes that additional patents will issue shortly and over the next several years with respect to the Company's pending applications. There can be no assurance, however, that patents will issue on pending applications or that any issued patents will have commercial benefit. The Company does not intend to rely on patent protection as the sole basis for protecting its proprietary technology. It also relies on its trade secrets and continuing technological innovation. All employees involved in the clinical reference division and the manufacturing operations sign a confidentiality agreement prohibiting the employee from disclosing any confidential information about the Company, including the Company's technology or trade secrets.

     In some instances, the Company may enter into royalty agreements with collaborating research parties in consideration for the commercial use by the Company of the developments of their joint research. In other instances a patent may be obtained by the collaborating party with the Company receiving a license to use the patented subject matter. In such cases, the Company will seek to secure exclusive licenses.

     In other instances, the Company may have an obligation to pay royalties to, or reach a royalty arrangement with, a third party in consideration of the Company's use of developments of such third party. The Company has an exclusive licensing agreement with Yale for the technology used in the BIOPROBE-Registered Trademark- nucleic acid probe products. The agreement covers licensed patents owned by Yale and licensed to the Company for the life of the patents which expire not earlier than 2004.

     In fiscal 1987, the Company entered into an agreement with The Research Foundation of the State University of New York giving the Company exclusive rights to a genetic engineering technology using antisense nucleic acid control methodologies. This technology is covered by three U.S. patents applications subsequently issued as patents by the U.S. Patent and Trademark Office. The first patent issued in March 1993; a second patent issued in May 1993; the third patent issued in December 1993. (See "Therapeutic Technology and Product Development" section, page 10). The term of the license agreement extends through the life of such patents as may issue therefrom.


HUMAN RESOURCES

     As of July 31, 1995, the Company employed 184 full-time and 35 part-time employees. Of the full-time employees, 30 were engaged in research, development, manufacturing and marketing of research products and 154 at the clinical reference laboratories. The scientific staff of the Company possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. The Company believes that relations with its employees are good.


COMPETITION

     The Company's biotechnology activities compete with pharmaceutical, chemical, energy, and food companies which are diversifying into biotechnology, and with specialized biotechnology firms in the United States and elsewhere. Competition from existing companies and from newly formed private enterprises is expected to increase.

     Most of the Company's competitors in the biotechnology industry are performing research in many of the same areas as the Company. Many of these competitors are larger and have greater financial and other resources than the Company. The primary competitive factors in the biotechnology field are the ability to create and maintain scientifically advanced technology during a period of rapid technological development, to attract and retain a breadth and depth of human resources, to develop proprietary products or processes and to have available adequate financial resources for bridging the often substantial time lag between technical concept and commercial implementation.

     The Company's clinical reference laboratories activity, which is conducted in the New York metropolitan area, competes with numerous national and local entities, some of which are larger and have greater financial resources than the Company. The laboratories compete based on the specialized nature of the services performed, as well as on the reliability and speed in which they perform the diagnostic tests.


ITEM 2.  PROPERTIES

     The following are the principal facilities of the Company:


                                                         Approximate        Approximate
                                                            Floor             Annual           Approximate
Location                 Principal Operations          Area (sq. ft.)        Base Rent         Expiration Date
--------                 --------------------          --------------        ---------         ---------------

60 Executive Blvd.       Company and subsidiary            40,000            $684,000          November 2004
Farmingdale, NY          corporate headquarters
                         and other facilities
                         (a building which is
                         owned by certain officers
                         of the Company)

575 Fifth Ave.           Executive offices                  2,000             $45,000          August 1996
New York, NY



     Effective December 1, 1985, the Company entered into a lease with the City of New York and the New York City Health and Hospitals Corporation for the Company to lease, over a fifty-year term, a building containing approximately 146,000 square feet of rentable space. The building, which has landmark designation, is located in the Bellevue Hospital Center Campus, First Avenue and East 29th Street, in Manhattan. The Company has recorded the fair value of the real property in the amount of $3,000,000 as a capital lease obligation due in installment payments through 2036. The construction was financed through Company funds.

     The Company has negotiated with the City of New York to restructure past and future leasehold commitments. The renegotiated lease provides that payments for the period from March 1, 1991 through December 31, 1992 be deferred for a period of eight years. In addition, the annual rental was reduced by $260,000 per annum for the period from January 1, 1993 through December 31, 1997. The Company's carrying value of the leasehold asset is recorded at its estimated fair market value as of July 31, 1995 which resulted in a writedown of approximately $11,400,000 for the fourth quarter of fiscal 1995 due to management's decision to seek alternative uses for the property.


ITEM 3.  LEGAL PROCEEDINGS

     In March 1993, the Company filed suit in the United States District Court for the District of Delaware charging patent infringement and acts of unfair competition against Calgene, Inc. and seeking a declaratory judgment of invalidity concerning Calgene, Inc.'s plant antisense patent. On February 9, 1994 the Company filed a second suit in the United States District Court for the District of Delaware charging Calgene with infringement of a second antisense patent owned by the Company. Calgene has filed a counterclaim in the second Delaware action seeking a declaration that a third patent belonging to the Company is invalid. The two Delaware actions have been consolidated and were tried to the Court in April 1995. The parties are awaiting the Court's decision. In addition, the Company filed suit on March 22, 1994 in the United States District Court for the Western District of Washington against Calgene and the Fred Hutchinson Cancer Research Center, alleging that the defendants had conspired to issue a false and misleading press release regarding a supposed "patent license" from Hutchinson to Calgene, and conspired to damage the Company's antisense patents by improperly using confidential information to challenge them in the Patent Office. The Complaint further charges that Hutchinson is infringing and inducing Calgene to infringe the Company's antisense patents. There can be no assurance that the Company will be successful in any of the foregoing matters or that Calgene, Inc. and/or Hutchinson will not be successful. However, even if the Company is not successful management does not believe there will be a significant monetary impact.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were brought to a vote of the Company's stockholders in the fourth fiscal quarter ended July 31, 1995.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
          -------------------------------------------------

          The common stock of the Company is traded on the American Stock Exchange (Symbol:ENZ). The following table sets forth the high and low price of the Company's Common Stock for the periods indicated as reported on the American Stock Exchange.
                                        High           Low
                                        ----           ---

1994 Fiscal Year (August 1, 1993
to July 31, 1994):
     1st Quarter                        $21 3/4        $ 9 3/8
     2nd Quarter                        $19 3/8        $15
     3rd Quarter                        $19 7/8        $10 1/4
     4th Quarter                        $12 1/8        $ 7 5/8

1995 Fiscal Year (August 1, 1994
to July 31, 1995):
     1st Quarter                        $15 3/8        $ 9 1/8
     2nd Quarter                        $13 7/8        $10
     3rd Quarter                        $11 3/8        $ 9 1/2
     4th Quarter                        $17 1/8        $ 9 1/2


     On October 19, 1995, the last sale price of the Common Stock of the Company as reported on the American Stock Exchange was $17 1/8.

     On October 19, 1995, the Company had approximately 1,526 shareholders of record.

     The Company has not paid a cash dividend on its Common Stock and intends to continue to follow a policy of retaining future earnings to finance its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

     The Company declared a 5% stock dividend in June 1995 payable July 31, 1995 to shareholders of record as of July 3, 1995. The stock price on the date of declaration was $10.125.

ITEM 6.
                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                          FOR THE YEARS ENDED JULY 31,
                      -------------------------------------


                                                               1995            1994            1993           1992           1991
                                                               ----            ----            ----           ----           ----

Operating revenues                                          $31,700         $22,799         $20,025        $20,535         $19,801
Litigation settlement, net of legal fees                     21,860              --              --             --              --
Writedown of leasehold interest to
   estimated fair market value and
   related building costs                                    11,400             600           3,000            401           4,500

Interest income (expense) net                                   941              87            (230)        (1,420)         (3,109)

Income (loss) before provision
   (benefit) for taxes on income and
   extraordinary items                                        9,749           2,156          (6,324)        (1,103)        (10,764)

Provision (benefit) for taxes on income                       4,131          (2,945)             52            115              45

Income (loss) before extraordinary
   items                                                      5,613           5,101          (6,376)        (1,218)        (10,809)

Extraordinary items:
  Gain on extinguishment of debt                                 --             150              --             --              --
  Write off of deferred financing costs                                          --              --             --            (790)
  Gain (loss) on debt conversion                                 --              --            (466)           572              --
                                                            -------         -------         -------        -------         -------

Net income (loss)                                            $5,618          $5,251         $(6,842)         $(646)       $(11,599)

Per common and common
  equivalent share (1):
  Income (loss) before extraordinary items                     $.26            $.23           ($.34)         ($.08)          ($.90)
   Extraordinary items                                           --             .01            (.03)           .04            (.07)
                                                               ----            ----            ----           ----            ----
   Net income (loss)                                           $.26            $.24           ($.37)         ($.04)          ($.97)
                                                               ----            ----            ----           ----            ----
                                                               ----            ----            ----           ----            ----
Average common and dilutive
  common equivalent (1)                                      21,921          21,509          18,483         15,016          11,927

Ratio of earnings to cover fixed charges                      20.00            5.77              --             --              --

 Deficiency of earnings to cover
  fixed charges (2)                                              --              --         $(6,790)         $(981)       $(13,152)




                             Selected Financial Data
                (in thousands, except per share data and ratios)
                                 As at July 31,
                ------------------------------------------------


                                                               1995            1994            1993           1992           1991
                                                               ----            ----            ----           ----           ----

Working capital (Deficit)                                   $24,449         $17,153         $(2,411)       $(2,642)       $(33,734)
Total assets                                                 72,458          65,043          47,569         49,793          49,333
Long-term debt and obligation under capital lease             4,698           4,379           4,168          4,186           4,529
Stockholders' equity                                         61,113          51,245          32,396         32,993           1,110


----------------

(1) In fiscal years 1991 through 1993, common stock equivalents have not been included because the effect of their inclusion would have been anti-dilutive.
(2) For the purpose of calculating the ratio of earnings to fixed charges and deficiency of earnings to cover fixed charges, earnings consist of income
     (loss) before provision for taxes plus extraordinary items and fixed charges (interest expense, amortization of deferred financing costs, and one-third of rental expense).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities increased by approximately $12.3 million over the previous fiscal year principally as the result of a non cash writedown of the Company's leasehold of approximately $11.4 million and deferred income tax provision of $2.8 million offset by the increase in note receivable litigation settlement of $17.6 million in fiscal 1995 in addition to changes in other operating assets and liabilities.

     Net cash used by investing activities decreased by approximately $136,000 as a result of a decrease in capital expenditures related to the Company's clinical reference laboratory operations.

     Net cash provided by financing activities decreased by $9.1 million primarily from the proceeds of approximately $7.5 million from the issuance of stock in fiscal 1994.

     In fiscal 1995, the Company exchanged approximately $2.9 million of legal fees and patent costs for approximately 286,000 shares of the Company's Common Stock.

     On October 19, 1994 the Company executed a settlement agreement with Johnson & Johnson, Inc. (J&J) pursuant to which the Company received $15.0 million and a promissory note requiring J&J and its subsidiary, Ortho Diagnostics, Inc., to pay $5.0 million a year for each of the four successive anniversaries of said date. These future payments are recorded at net present value discounted using an interest rate of 5.25%. The litigation settlement amounted to approximately $21,860,000, net of legal fees. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality.

     The Company's internal source of cash generated by operations and equity financing was sufficient to meet the Company's cash needs for investing and other financing activities.

     As of July 31, 1995, the Company has a working capital of approximately $24,449,000.

     Effective December 1, 1985, the Company entered into an agreement with the City of New York to lease, over a fifty-year term, a six-story building located in New York City. During 1992 this lease was renegotiated. (See Item 2.) The Company has recorded the fair market value of the real property in the amount of $3,000,000 as a capital lease obligation due in installments through 2036. Financing for the renovation and equipping of such facility came principally from the Company's own funds. The Company is carrying the capital leasehold interest at its estimated fair market value as of July 31, 1995. During the fourth quarter of fiscal 1995, the Company wrote down the leasehold property by approximately $11,400,000 due to management's decision to seek alternative uses for the property.

     The Company will use its remaining net operating loss of $19,244,000 to partially offset its taxable income for fiscal 1995.


RESULTS OF OPERATIONS

     FISCAL 1995 COMPARED TO FISCAL 1994

     Revenues from operations for the fiscal year ended July 31, 1995 ("fiscal 1995") increased by $8,901,000 over revenues from operations for the fiscal year ended July 31, 1994 ("fiscal 1994"). This increase was due to increases of $4,365,000 in revenues from research product sales over revenue for the similar activity in fiscal 1994 and by a $4,536,000 increase in revenues for the clinical reference laboratory operations. The increase in revenues from the clinical laboratory operations resulted primarily from an increase in volume of screening tests. The increase in research product sales resulted primarily from the Company's non-exclusive contract with Boehringer Mannheim and Amersham to distribute the Company's products.

     R&D expenses increased by approximately $602,000 as a result of an increase in research programs and the amortization of patent costs. Cost of sales increased by approximately $3,099,000 as a result of increased revenue from the sale of research products and from the clinical reference laboratory. This increase resulted primarily from the Company's non- exclusive contract with Boehringer Mannheim and Amersham to distribute products. Included in the general and administrative expenses are legal fees of $2,977,000 and $1,663,000 for fiscal years 1995 and 1994, respectively.

     The provision for uncollectable accounts receivable increased by $341,000 primarily from an increase in operating revenues at the clinical reference laboratory operations. Selling expenses increased by approximately $701,000 due to an increase in marketing programs and personnel costs for the clinical reference laboratory operations.

     On October 19, 1994, the Company executed a settlement agreement with J&J pursuant to which the Company received $15.0 million in cash and a promissory note requiring J&J to pay a total of $5.0 million a year for each of the four successive anniversaries of said date. These future payments are recorded at net present value discounted using an interest rate of 5.25%. The litigation settlement amounted to approximately $21,860,000, net of legal fees.

     The Company has recorded a writedown of the leasehold in the amount of $11,400,000 against earnings to its estimated fair market value in the fourth quarter of fiscal 1995 due to management's decision to seek alternative uses for the property.

     The operating profit from the research and development activities and related costs amounted to $479,000 in fiscal 1995 as compared to an operating loss of $493,000 in fiscal 1994. The increase in this profit is principally related to the Company's nonexclusive agreement with Boehringer Mannheim and Amersham to distribute products. The operating profit from the clinical reference laboratories activities amounted to a profit of $2,146,000 as compared to an operating loss of $659,000 in fiscal 1994. This increase resulted principally from an increase in the volume of screening tests.

     The provision for income taxes of $4,131,000 results from current income taxes due and utilization of net operating loss carryforwards related to taxable income recognized in connection with the J&J lawsuit.

     Net income for the fiscal year ended July 31, 1995 increased to approximately $5,618,000 compared with approximately $5,251,000 for the fiscal year ended July 31, 1994.

RESULTS OF OPERATIONS

     FISCAL 1994 COMPARED TO FISCAL 1993

     Revenues from operations for the fiscal year ended July 31, 1994 ("fiscal 1994") increased by $2,773,000 over revenues from operations for the fiscal year ended July 31, 1993 ("fiscal 1993"). This increase was due to increases of $2,906,000 in revenues from research product sales over revenue for the similar activity in fiscal 1993 and by a $133,000 decrease in revenues for the clinical reference laboratory operations. The decrease in revenues from the clinical laboratory operations resulted primarily from a decrease in volume of higher priced screening tests. The increase in research product sales resulted primarily from the Company's non-exclusive contract with Boehringer Mannheim to distribute the Company's products.

     R&D expenses increased by approximately $278,000 as a result of an increase in research programs and the amortization of patent costs. Cost of sales increased by approximately $2,626,000 as a result of increased revenue from the sale of research products. This increase resulted primarily from the Company's non-exclusive contract with Boehringer Mannheim to distribute products.
Included in the general and administrative expenses are legal fees of $1,663,000 and $1,357,000 for fiscal years 1994 and 1993, respectively.

     The provision for uncollectable accounts receivable increased by $365,000 primarily from a decrease in reimbursement rates from third party insurance carriers and a decline in collections from third parties. Other than through its normal collection procedures, the Company has no control over the percentage of bills that are reimbursable. In the fourth quarter of fiscal 1994, the Company recorded a recovery of a previously reserved research contract receivable of $6,500,000 due from Johnson and Johnson, Inc. Selling expenses increased by approximately $218,000 due to an increase in marketing programs and personnel costs for the clinical reference laboratory operations.

     The Company has expensed certain costs in the amount of $600,000 against earnings for the writedown of the leasehold to its estimated fair market value.

     The operating loss on the research and development activities and related costs amounted to $493,000 in fiscal 1994 as compared to an operating loss of $610,000 in fiscal 1993. The decrease in this loss is principally related to an increase in research product sales. The operating loss from the clinical reference laboratories activities increased to an operating loss of $659,000 as compared to an operating loss of $319,000 in fiscal 1993. This increase resulted principally from a decrease in reimbursement rates from third party insurance carriers and a decline in collections from third parties

     The benefit for taxes on income of $2,945,000 in fiscal 1994 is primarily due to the decrease in the valuation allowance for deferred tax assets of $4,084,000 related to the expected tax utilization of deferred tax assets from the Johnson & Johnson, Inc. settlement, net of a deferred income tax provision of $1,035,000 in fiscal 1994.

     Net income (loss) for the fiscal year ended July 31, 1994 increased to approximately $5,251,000 compared with approximately $(6,842,000) for the fiscal year ended July 31, 1993.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The response to this item is submitted in a separate section of this report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) DIRECTORS - The following sets forth certain information regarding directors of the Company who are not executive officers of the Company. Information with respect to directors of the Company who are also executive officers of the Company appears below under the subcaption "Executive Officers." The Company has a classified Board of Directors consisting of three classes.

     JOHN B. SIAS (age 68) has been Director of the Company since January 1982. Mr. Sias has been President and Chief Executive Officer of Chronicle Publishing Company since April 1993. From January 1986 until April 1993, Mr. Sias was President of ABC Network Division, Capital Cities/ABC, Inc. From 1977 until January 1986 he was the Executive Vice President, President of the Publishing Division (which includes Fairchild Publications) of Capital Cities Communications, Inc.

     JOHN J. DELUCCA (age 52) has been a Director of the Company since January 1982. Since October 1993 Mr. Delucca has been Senior Vice President and Treasurer of RJR Nabisco, Inc. From January 1992 until October 1993 he was managing director and Chief Financial Officer of Hascoe Associates, Inc. From October 1, 1990 to January 1992 he was President of The Lexington Group. From September 1989 until September 1990 he was Senior Vice President-Finance of the Trump Group. From May 1986 until August 1989, he was senior Vice President-Finance at International Controls Corp. From February 1985 until May 1986, he was a Vice President and Treasurer of Textron, Inc. Prior to that he was a Vice President and Treasurer of the Avco Corporation, which was acquired by Textron.

     During the fiscal year ended July 31, 1995, there were four (4) formal meetings of the Board of Directors, several actions by unanimous consent and several informal meetings. The Board of Directors has an Audit Committee and Stock Option Committee. The Audit Committee had one (1) formal meeting and the Stock Option Committee had three (3) formal meetings in fiscal 1995.

     The Audit Committee is authorized to review proposals of the Company's auditors regarding annual audits, recommend the engagement or discharge of the auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, to review the scope of the annual audit, to approve or disapprove each professional service or type of service other than standard auditing services to be provided by the auditors, and to review and discuss the audited financial statements with the auditors. Its members are Shahram K. Rabbani and Messrs. Sias and Delucca.

     The Stock Option Committee has the plenary authority in its discretion to determine the purchase price of the Common Stock issuable upon the exercise of each option, to determine the employees to whom, and the time or times at which, options shall be granted and the number of shares to be issuable upon the exercise of each option, to interpret the plans, to prescribe, amend and rescind rules and regulations relating to them, to determine the term and provisions of the respective option agreements and to make all other determinations deemed necessary or advisable for the administration of the plans. Its members are Messrs. Sias and Delucca.

     The Company does not have a formal Executive Committee or Nominating Committee of the Board of Directors.

     (b) EXECUTIVE OFFICERS - The following table sets forth the names and positions of all of the current executive officers of the Company:

         NAME                                        POSITION
         ----                                        --------

Elazar Rabbani, Ph.D.            President, Chairman of the Board of Directors
                                  and Chief Executive Officer
Shahram K. Rabbani               Executive Vice President, Treasurer, Director
Barry W. Weiner                  Executive Vice President, Secretary and
                                  Director
Norman E. Kelker, Ph.D.          Senior Vice President
Dean Engelhardt, Ph.D.           Senior Vice President
Herbert B. Bass                  Vice President of Finance
Barbara E. Thalenfeld, Ph.D.     Vice President, Corporate Development
David C. Goldberg                Vice President, Business Development

     DR. ELAZAR RABBANI (age 51) has served as President and a Director of the Company since its organization in 1976. Dr. Rabbani received his B.A. degree from New York University in Chemistry and his Ph.D. degree in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

     SHAHRAM K. RABBANI (age 43) has been an Executive Vice President of the Company since September 1981 and a Vice President, Treasurer and a Director of the Company since its organization. Mr. Rabbani received a B.A. degree in chemistry from Adelphi University.

     BARRY W. WEINER (age 45) has been an Executive Vice President since September 1981, a Vice President and Director of the Company since its organization and Secretary since March 1980. He was employed by Colgate-Palmolive Company, New York, New York from August 1974 until March 1980, when he joined the Company on a full-time basis. Mr. Weiner received his B.S. degree in Economics from New York University and a M.B.A. from Boston University.

     DR. NORMAN E. KELKER (age 56) has been a Vice President of the Company since September 1981. Effective January 1, 1989, he was promoted to Senior Vice President. From 1975 until he joined the Company, Dr. Kelker was an Associate Professor in the Department of Microbiology of the New York University School of Medicine. He holds a Ph.D. from Michigan State University.

     DR. DEAN ENGELHARDT (age 55) has been Vice President since September 1981. Effective January 1, 1989, he was promoted to Senior Vice President. Prior to joining the Company he was Associate Professor of Microbiology at Columbia University College of Physicians and Surgeons. He obtained his Ph.D. from Rockefeller University.

     HERBERT B. BASS (age 47) is Vice President of Finance of the Company. Prior to his promotion, Mr. Bass was the Corporate Controller of Enzo. Before joining Enzo in 1988, Mr. Bass held various positions at Danziger & Friedman, Certified Public Accountants, from 1979 to 1986, the most recent of which was audit manager. For the preceding seven years he held various positions at Berenson & Berenson, C.P.A.'s. Mr. Bass holds a Bachelor degree in Business Administration from Baruch College.

     DR. BARBARA E. THALENFELD (age 55) is Vice President of Corporate Development and has been with Enzo since 1982. Prior to joining the Company she held an NIH research fellowship at Columbia University. She received a Ph.D. from Hebrew University-Hadassah Medical Center and an MS from Yale University.

     DAVID C. GOLDBERG (age 38) is Vice President of Business Development. Prior to joining Enzo in 1985, he was employed at DuPont NEN Products. He received an MS from Rutgers University and an MBA from New York University.

     Dr. Elazar Rabbani and Shahram K. Rabbani are brothers and Barry W. Weiner is their brother-in-law.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 1995 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required under this item will be set forth in the Company's proxy statement to filed with the Securities and Exchange Commission on or before November 28, 1995 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 1995 and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K
          -----------------------------------------------------

(a)  (1)  Consolidated Financial Statements
          Consolidated Balance Sheet - July 31, 1995 and 1994
          Consolidated Statement of Operations-
           Years ended July 31, 1995, 1994 and 1993
          Consolidated Statement of Stockholders' Equity-
           Years ended July 31, 1995, 1994 and 1993
          Consolidated Statement of Cash Flows-
           Years ended July 31, 1995, 1994 and 1993
          Notes to Consolidated Financial Statements.

      (2) Financial Statement Schedule
               Schedule II - Valuation and Qualifying Accounts

     All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

     (3)  Exhibits

          The following documents are filed as Exhibits to this Annual Report on Form 10-K:

     EXHIBIT             DESCRIPTION
       NO
     -------             -----------

     3(a)      Certificate of Incorporation, as amended March 17, 1980. (1)

     3(b) June 16, 1981 Certificate of Amendment of the Certificate of Incorporation. (2)

     3(c)      Certificate of Amendment to the Certificate of Incorporation.
               (11)

     3(d)      Bylaws.  (1)

     4(a) Indenture dated as of March 15, 1986, between registrant and The First National Bank of Boston, as Trustee. (3)

     4(b) Form of Purchase Agreement dated as of March 24, 1986, between registrant and the Purchasers. (3)

     4(c) Form of Registration Rights Agreement made and entered into as of March 24, 1986 by and among registrant and the Purchasers. (3)

     4(d)      Form of Note Indenture. (3)

     10(a)     1980 Stock Option Plan. (1)

     10(b) Investment Agreement between the registrant and Johnson & Johnson Development Corp., dated June 25, 1982. (4)

     10(c) Agreement between the registrant and Ortho Diagnostic System, Inc. dated June 25, 1982. (5)

     10(d)     1983 Incentive Stock Option Plan. (6)

     10(e) Letter Agreement between the Company and Ortho Diagnostic Systems, Inc. dated as of January 1, 1985. (7)

     10(f)     Lease Agreement dated as of December 1, 1985. (8)

     10(g)     Indenture of Mortgage and Trust dated as of December 1, 1985. (8)

     10(h)     Letter of Credit Agreement dated as of December 1, 1985. (8)

     10(i) Leasehold Mortgage and Security Agreement dated as of February 5, 1986. (8)

     10(j)     Loan Agreement dated as of December 31, 1985. (8)

     10(k)     Restricted Stock Plan. (8)

     10(l) Letter Agreement dated October 27, 1987 between the registrant and the First National Bank of Boston. (9)

     10(m) Supplemental Collateral Security Agreement between the registrant and The First National Bank of Boston. (12)

     10(n)     Bio Health Laboratories Inc. Stock Purchase Agreement. (10)

     10(o) Extension Agreement dated October 31, 1990 between the registrant and The First National Bank of Boston filed herewith. (13)

     10(p)     Agreement with First New York Bank for Business filed herewith.
               (14)

     10(q) Agreement with BioHealth Laboratories, Inc. shareholders filed herewith. (15)

     10(r)     Agreement with Johnson & Johnson, Inc. filed herewith. (16)

     10(s)     1993 Incentive Stock Option Plan. (16)

     10(t)     Employment Agreement with Elazar Rabbani. (16)

     10(u)     Employment Agreement with Shahram Rabbani. (16)

     10(v)     Employment Agreement with Barry Weiner. (16)

     10(w)     1994 Stock Option Plan filed herewith.

     11        Computation of per-share earnings filed herewith.

     12        Computation of ratio of earnings to fixed charges filed herewith.

     21        Subsidiaries of the registrant:
               Enzo Clinical Labs, Inc., a New York corporation.
               Enzo Diagnostics, Inc., a New York corporation.
               Enzo Therapeutics, Inc., a New York corporation.

     23        Consent of Independent Auditors filed herewith.

---------------                  NOTES TO (a)(3)

(1) The exhibits were filed as exhibits to the Company's Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2) This exhibit was filed as an exhibit to the Company's Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

 (3) These exhibits were filed as exhibits to the Company's Current Report on Form 8-K dated April 4, 1986 and are incorporated herein by reference.

(4) This exhibit was filed as an exhibit to the Company's Current Report on Form 8-K dated June 29, 1982 and is incorporated herein by reference.

(5) This exhibit was filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended July 31, 1983 and is incorporated herein by reference.

(6) This exhibit was filed with the Company's definitive proxy statement dated February 4, 1983 and is incorporated herein by reference.

(7) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1985 and is incorporated herein by reference.

(8) These exhibits were filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1986 and are incorporated herein by reference.

(9) This exhibit was filed as an exhibit to the Company's Registration Statement on Form S-2(33-7657) and is incorporated herein by reference.

(10) This exhibit was filed as an exhibit to the Company's Current Report on Form 8-K dated July 12, 1990 and is incorporated herein by reference.

(11) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(12) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1990 and is incorporated herein by reference.

(13) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1991 and is incorporated herein by reference.

(14) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1992 and is incorporated herein by reference.

(15) This exhibit was filed as an exhibit to the Company's Registration Statement on Form S-3 (33-72170) and is incorporated herein by reference.

(16) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1994 and is incorporated herein by reference.

---------------
(b) The Company's Current Reports on Form 8-K filed during the quarter ended July 31, 1995 -- none
(c)  See Item 14(a)(3), above.
(d)  See Item 14(a)(2), above.

                                  *************

                               S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ENZO BIOCHEM, INC.


Date:     October 25, 1995              By:  /s/ Elazar Rabbani
                                             -----------------------
                                             President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Elazar Rabbani                           October 25, 1995
-------------------------------------
Elazar Rabbani, President
  and Chairman of Board of Directors
  (Principal Executive Officer)


/s/ Shahram K. Rabbani                       October 25, 1995
-------------------------------------
Shahram K. Rabbani, Executive
  Vice President, Treasurer and
  Director (Principal Financial and
  Accounting Officer)


/s/ Barry W. Weiner                          October 25, 1995
--------------------------------------
Barry W. Weiner, Executive
  Vice President, Secretary
  and Director


-------------------------------------
John B. Sias, Director


-------------------------------------
John J. Delucca, Director

FORM 10-K,  ITEM 14(a) (1) AND (2)
ENZO BIOCHEM, INC.


                 LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and financial statement schedules of Enzo Biochem, Inc. are included in Item 14(a):

Report of Independent Auditors                                             F-2

Consolidated Balance Sheet -- July 31, 1995 and 1994                       F-3

Consolidated Statement of Operations --
     Years ended July 31, 1995, 1994 and 1993                              F-4

Consolidated Statement of Stockholders' Equity --
     Years ended July 31, 1995, 1994 and 1993                              F-5

Consolidated Statement of Cash Flows --
     Years ended July 31, 1995, 1994 and 1993                              F-6

Notes to Consolidated Financial Statements                                 F-8


Schedule II - Valuation and Qualifying
     Accounts --Years ended July 31, 1995, 1994 and 1993                   F-28



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors






Board of Directors and Stockholders
Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. (the "Company") as of July 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31,1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 1995 and 1994 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                                  Ernst & Young LLP


Melville, New York
October 12, 1995

                               ENZO BIOCHEM, INC.
                           CONSOLIDATED BALANCE SHEET
                             July 31, 1995 and 1994


               ASSETS                              1995                1994

Current assets:
  Cash and cash equivalents                 $11,067,900          $4,150,900

  Accounts receivable, less allowance
   for doubtful accounts of $2,126,900
   in 1995 and $1,956,000 in 1994            10,915,200           9,271,900

  Research contract receivable (Note 7)              --           6,500,000
  Current portion of note receivable --
    litigation settlement (Note 7)            5,000,000                  --

  Inventories (Note 3)                        2,197,500           2,102,700
  Deferred income taxes (Note 8)                     --           3,000,000

  Other                                       1,076,500             723,800
                                            -----------         -----------
Total current assets                         30,257,100          25,749,300

Property and equipment, at cost less
 accumulated depreciation and
 amortization (Notes 4 and 6)                13,892,200          23,616,300

Long term portion of note receivable --
  litigation settlement (Note 7)             13,121,000                  --

Cost in excess of fair value of net
  tangible assets acquired, less
  accumulated amortization of $2,757,600
  in 1995 and $2,388,000 in 1994             10,045,700          10,391,300

Deferred patent costs, less accumulated
 amortization of $1,628,300 in 1995 and
 $1,144,000 in 1994.                          4,971,000           5,062,700

Other                                           171,300             223,700
                                            -----------         -----------
                                            $72,458,300         $65,043,300
                                            -----------         -----------
                                            -----------         -----------

          LIABILITIES AND
      STOCKHOLDERS' EQUITY                         1995                1994

Current liabilities:
  Loan payable to bank (Note 5)             $        --          $2,000,000
  Trade accounts payable                      1,579,900           4,447,100

  Accrued interest payable                           --              30,000
  Accrued legal fees (Note 7)                   921,900             318,100
  Income taxes payable                        1,074,000                  --

  Other accrued expenses                      2,147,200           1,647,600


  Current portion of long-term
    debt (Note 5)                                31,700              95,800
  Current portion of obligations
    under capital leases (Note 6)                53,000              58,100
                                            -----------         -----------

Total current liabilities                     5,807,700           8,596,700

Long-term debt (Note 5)                          81,200             135,600

Obligations under capital leases
  (Note 6)                                    4,617,000           4,242,900

Deferred income taxes (Note 8)                       --             150,700

Other deferred liabilities                      839,800             672,500

Commitments and contingencies
  (Notes 6, 7 and 10)

Stockholders' equity (Notes 5, and 9):
  Preferred Stock, $.01 par value;
    authorized 25,000,000 shares;
    no shares issued or outstanding
  Common Stock, $.01 par value;
    authorized 75,000,000 shares; shares
    issued and outstanding:  21,334,600
    in 1995 and 19,822,200 in 1994              213,500             198,200
   Additional paid-in capital                81,605,000          71,752,600
   Accumulated deficit                      (20,705,900)        (20,705,900)
                                            -----------         -----------

     Total stockholders' equity              61,112,600          51,244,900
                                            -----------         -----------
                                            $72,458,300         $65,043,300
                                            -----------         -----------
                                            -----------         -----------


See accompanying notes

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    Years ended July 31, 1995, 1994 and 1993


                                                                      1995             1994              1993
                                                                      ----             ----              ----

Revenues:
   Operating revenues (Note 11)                                    $31,699,900      $22,798,600       $20,025,200
Costs and expenses:
   Cost of sales and diagnostic services                            13,876,500       10,778,000         8,152,300
   Research and development expense                                  2,366,400        1,764,000         1,486,400
   Selling expense                                                   2,754,200        2,053,200         1,834,800
   Provision for uncollectable accounts receivable                   3,845,600        3,504,300         3,139,200
   General and administrative expense                               10,508,300        8,530,100         8,506,400
   Recovery of research contract receivable (Note 7)                        --       (6,500,000)               --
   Litigation settlement net of legal fees (Note 7)                (21,859,700)              --                --
   Writedown of leasehold interest to estimated fair
      market value and related building costs
      (Note 4)                                                      11,400,000          600,000         3,000,000
                                                                   -----------      -----------       -----------
                                                                    22,891,300       20,729,600        26,119,100
                                                                   -----------      -----------       -----------
Income (loss) before interest expense, provision
   (benefit) for taxes and extraordinary items                       8,808,600        2,069,000        (6,093,900)

Interest income (expense), net  (Note 2)                               940,700           87,200          (229,800)
                                                                   -----------      -----------       -----------

Income (loss) before provision (benefit) for taxes on
   income and extraordinary items                                    9,749,300        2,156,200        (6,323,700)
Provision (benefit) for taxes on income (Note 8)                     4,131,200       (2,945,000)           52,400
                                                                   -----------      -----------       -----------
Income (loss) before extraordinary items                             5,618,100        5,101,200        (6,376,100)

Extraordinary items (Note 5)
   (Loss) on debt conversion                                                --               --          (465,600)
   Gain on extinguishment of debt                                           --          150,000                --
                                                                   -----------      -----------       -----------

Net income (loss)                                                   $5,618,100       $5,251,200       $(6,841,700)
                                                                   -----------      -----------       -----------
                                                                   -----------      -----------       -----------

Per common and common equivalent share  (Note 13)
  Income (loss) before extraordinary items                                $.26             $.23             $(.34)
  Extraordinary items                                                       --              .01              (.03)
                                                                          ----             ----             -----
Net income (loss)                                                         $.26             $.24             $(.37)
                                                                          ----             ----             -----
                                                                          ----             ----             -----
Weighted average common shares                                      21,920,800       21,508,600        18,483,400
                                                                   -----------      -----------       -----------
                                                                   -----------      -----------       -----------



See accompanying notes

                               ENZO BIOCHEM, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Years ended July 31, 1995, 1994 and 1993



                                                                       Common Stock        Additional                    Total
                                                                                            paid-in      Accumulated  Shareholders'
                                                                 Shares          Amount     Capital         deficit      equity
                                                                 ------          ------    ----------    -----------  -------------

Balance at July 31, 1992                                       17,474,303       $174,700   $51,933,500  $(19,115,400)  $32,992,800

Net loss for the year ended July 31, 1993                                                                 (6,841,700)   (6,841,700)

Increase in common stock and paid-in capital due to
   debenture conversion (Note 5)                                  167,600          1,700     1,178,300                   1,180,000

Increase in common  stock and paid-in capital due to
   exercise of stock options (Note 9)                              46,900            500       116,100                     116,600

Increase in common stock and paid-in capital due to
   exchange of stock for debt, net of expenses of                 598,297          6,000     4,941,800                   4,947,800
   $167,500                                                    ----------       --------   -----------  ------------   -----------

Balance at July 31, 1993                                       18,287,100        182,900    58,169,700   (25,957,100)   32,395,500

Net income for the year ended July 31, 1994                                                                5,251,200     5,251,200

Increase in common stock and paid-in capital due to
   debenture conversion (Note 5)                                   50,000            500       261,800                     262,300

Increase in common  stock and paid-in capital due to
   exercise of stock options (Note 9)                             150,500          1,500       449,600                     451,100

Increase in common stock due to investment from investor,
 net of expenses of  approximately $17,000                        940,000          9,400     7,493,500                   7,502,900

Increase in common stock and paid-in capital due to exchange of stock for debt, net of expenses of approximately
   $205,000  (Note 2)                                             394,600          3,900     5,378,000                   5,381,900
                                                               ----------       --------   -----------  ------------   -----------
Balance at July 31, 1994                                       19,822,200       $198,200   $71,752,600  $(20,705,900)  $51,244,900

Net income for the year ended July 31, 1995                                                                5,618,100     5,618,100

Increase in common stock and paid-in capital due to
   exercise of stock options (Note 9)                             210,800          2,200     1,393,400                   1,395,600

Increase in common stock and paid-in capital due to
   exchange of stock for debt (Note 2)                            285,600          2,900     2,851,100                   2,854,000

Increase in common stock and paid-in capital due to
   5% stock dividend  (Note 14)                                 1,016,000         10,200     5,607,900    (5,618,100)           --
                                                               ----------       --------   -----------  ------------   -----------

Balance at July 31, 1995                                       21,334,600       $213,500   $81,605,000  $(20,705,900)  $61,112,600
                                                               ----------       --------   -----------  ------------   -----------
                                                               ----------       --------   -----------  ------------   -----------



See accompanying notes

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Years ended July 31, 1995, 1994 and 1993
                                    (Note 2)


                                                                                        1995           1994           1993
                                                                                        ----           ----           ----

Cash flows from operating activities:
  Net income (loss)                                                                  $5,618,100     $5,251,200    $(6,841,700)
  Adjustments to reconcile net income (loss) to net cash provided (used)
    by operating activities:
    Depreciation and amortization of property and equipment                             862,600        736,400        781,400
    Amortization of costs in excess of fair value of net tangible assets
      acquired                                                                          369,600        368,800        381,900
    Amortization of deferred financing costs                                                 --             --          2,400
    Amortization of deferred patent costs                                               484,300        439,700        329,400
    Provision for uncollectible accounts receivable and reimbursable costs
      on research contracts                                                           3,845,600      3,504,300      3,139,200
    Write down of leasehold interest and related building costs
      to estimated fair market value                                                 11,400,000        600,000      3,000,000
    Deferred income tax provision (benefit)                                           2,849,300     (3,049,300)            --
    Loss on disposal of assets                                                               --         10,100        265,000
    Legal expenses converted into stock                                               1,455,700        246,000        458,700
    Recovery of research contract receivable                                                 --     (6,500,000)            --
    Accretion of interest on note receivable                                           (494,000)            --             --
    Gain on extinguishment of debt                                                           --       (150,000)            --
    Extraordinary loss on debenture conversion                                               --             --        465,600
    Deferred rent                                                                       167,300        168,000        168,200

    Changes in operating assets and liabilities:
      Note receivable - litigation settlement                                       (17,627,000)            --             --
      Accounts receivable before provision for uncollectable amounts                 (5,488,900)    (7,812,100)    (1,703,500)
      Research contract receivable                                                    6,500,000             --              -
      Inventories                                                                       (94,800)      (447,800)       (83,100)
      Other assets                                                                     (184,900)      (105,800)        53,300
      Trade accounts payable and other accrued expenses                              (3,449,400)     2,759,800       (173,700)
      Income taxes payable                                                            1,074,000             --              -
      Accrued legal fees                                                              1,834,300        785,400        434,600
      Accrued interest payable                                                          (30,000)       (51,300)       104,100
                                                                                    -----------     ----------    -----------
        Total adjustments                                                             3,473,700     (8,497,800)     7,623,500
                                                                                    -----------     ----------    -----------
          Net cash provided (used) by operating activities                            9,091,800     (3,246,600)       781,800




                          (Continued on following page)




                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Years ended July 31, 1995, 1994 and 1993
                                    (Note 2)



                                                                                        1995           1994           1993
                                                                                        ----           ----           ----

Cash flows from investing activities:
   Capital expenditures                                                             $(1,033,300)   $(1,174,700)     $(869,800)
   Interest income on funds held in escrow                                                   --             --           (100)
   Patent costs deferred                                                               (392,600)      (286,800)      (210,800)
   (Increase) decrease in security deposits                                              52,400        (48,500)         1,800
                                                                                    -----------     ----------    -----------

      Net cash used by investing activities                                          (1,373,500)    (1,510,000)    (1,078,900)

Cash flows from financing activities:
   Payments of amounts due to former owners of companies acquired                            --             --        (94,800)
   Payments of obligations under capital leases                                         (78,400)      (240,700)      (296,600)
   Proceeds from long and short term borrowings                                              --      2,162,800        500,000
   Proceeds from the exercise of stock options                                        1,395,600        451,100        116,600
   Payment of loans payable to bank and long term debt                               (2,118,500)    (1,416,700)       (50,000)
   Proceeds from issuance of stock                                                           --      7,520,000             --
   Payment for registration filing fees                                                      --       (222,800)       (17,500)
                                                                                    -----------     ----------    -----------

      Net cash (used) provided by financing activities                                 (801,300)     8,253,700        157,700
                                                                                    -----------     ----------    -----------

Net increase (decrease) in cash and cash equivalents                                  6,917,000      3,497,100       (139,400)

Cash and cash equivalents at the beginning of the year                                4,150,900        653,800        793,200
                                                                                    -----------     ----------    -----------
Cash and cash equivalents at the end of the year                                    $11,067,900     $4,150,900       $653,800
                                                                                    -----------     ----------    -----------
                                                                                    -----------     ----------    -----------



See accompanying notes

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993


Note 1 -  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BUSINESS

Enzo Biochem, Inc. (the "Company") is engaged in research, development, manufacturing and marketing of diagnostic and research products based on genetic engineering, biotechnology and molecular biology. These diagnostic products will allow for the diagnosis of and/or screening for infectious diseases, cancers, genetic defects and other medically pertinent diagnostic information. The Company operates a clinical reference laboratory which offers and provides diagnostic medical testing services to the health care community. The Company also is conducting research and development activities in the development of therapeutic products.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.


     CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Cash equivalents consist of short-term debt securities of the U.S. government that the Company intends to hold to maturity. The market values of these securities approximated cost at July 31, 1995.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993

Note 1 -  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     CONCENTRATION OF CREDIT RISK

Approximately 85% and 60% at July 31, 1995 and 1994, respectively, of the Company's net accounts receivable relate to its clinical reference laboratory business which operates in the New York Metropolitan area. The accounts receivable are primarily from public and private insurance carriers and individuals. The Company recorded an additional provision for uncollectable accounts receivable of $400,000 in the fourth quarter of fiscal 1995 based on its evaluation of accounts receivable at the clinical reference laboratory. Management believes that collectability of the accounts receivable will be within its expectations. At July 31, 1995, 13% of the Company's net accounts receivable relate to amounts due under nonexclusive distribution agreements with Boehringer Mannheim and Amersham. At July 31, 1994, 35% of the Company's net accounts receivable related to amounts due from Boehringer Mannheim. In fiscal 1995 sales to Boehringer Mannheim represented approximately 22% of consolidated operating revenues.


     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.


     PROPERTY AND EQUIPMENT

Equipment is being depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the related leases or estimated useful lives of the assets, whichever is shorter.


     AMORTIZATION OF INTANGIBLE ASSETS

The cost in excess of fair value of net tangible assets acquired is being amortized on the straight-line method over periods of twenty or forty years.

     PATENT COSTS

The Company has filed applications for United States and foreign patents covering certain aspects of its technology. The costs incurred in filing such applications have been deferred and are amortized over the estimated useful lives of the patents beginning upon issue. Costs related to unsuccessful patent applications are expensed.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993



Note 1 -  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     REVENUE RECOGNITION

Revenues from services from the clinical reference laboratory are recognized when services are provided. Revenues from research product sales are recognized when the merchandise is shipped.


     NET INCOME (LOSS) PER SHARE

Net income (loss) per share has been computed based upon the weighted average number of common shares and dilutive common stock equivalents outstanding during the year. The net income (loss) per share amounts for fiscal 1994 and 1993 have been retroactively adjusted to reflect the 5% stock dividend declared in fiscal 1995 (see Note 14).

Common stock equivalents which result from employee stock options and common stock purchase warrants have not been included in the calculation of net loss per share in fiscal 1993 because the effect would be antidilutive. Shares issuable upon conversion of the 9% convertible subordinated debentures are not common stock equivalents, are antidilutive and, therefore, are also excluded from the computation of net loss per share.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993



Note 2 -  SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS


Cash paid for interest reconciled to interest expense for the years ended July 31, 1995, 1994 and 1993 is as follows:


                                                  1995      1994      1993
                                                  ----     -----      ----

Cash paid for interest                         $166,400  $165,700  $142,600
Plus non cash items:
   Amortization of deferred financing
          costs                                      --        --     2,400


   Increase (decrease) in accrued interest
        payable, net of conversion of
        $122,900 of debenture
        bonds in 1993.                          (30,000)  (51,300)  110,700
                                               --------  --------  --------

Interest expense                               $136,400  $114,400  $255,700
                                               --------  --------  --------
                                               --------  --------  --------

In the years ended July 31, 1995, 1994 and 1993, the Company paid cash for income taxes of approximately $232,000, $94,000 and $63,000, respectively, and received refunds of income taxes previously paid of approximately $27,000 in fiscal 1994.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993

NOTE 2 - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS (CONT'D)

OTHER NONCASH ITEMS:

During fiscal 1995, 1994 and 1993, the Company acquired property and equipment in the amount of $129,300, $76,400 and $63,900, respectively, which was financed through capital lease obligations.

During fiscal 1995, 1994 and 1993, approximately $1,082,000, $282,000 and
$1,334,000, respectively, has been accrued for construction costs, rent and legal fees related to the New York City leasehold. Interest accretion on the capital lease obligation for the New York City leasehold was approximately $318,000, $331,000 and $360,000 for fiscal 1995, 1994 and 1993, respectively.

The conversion of the Debentures during 1993 included accrued interest of $122,900 and accretion of redemption premium of $43,500, offset by deferred financing costs of $26,000 associated with the issuance of the Debentures, and net of conversion costs of $75,000, all of which were written off and included in the extraordinary loss. The extraordinary loss on the conversion of the Debentures to 167,600 shares of the Company's Common Stock was based upon the Company's stock price, as quoted on the American Stock Exchange, of $7.00 - $8.50 per share for the period from December 23, 1992 to July 31, 1993. During fiscal 1994, Debentures of $262,000 were converted into 50,000 shares of the Company's Common Stock. On January 13, 1995, the Company paid in full the outstanding balance of the Debentures.

In fiscal 1993, the Company accrued approximately $10,000 of deferred patent costs and $150,000 of legal and professional fees for registration filing fees.

In fiscal 1993, the Company exchanged approximately $5.1 million of accrued legal fees, construction costs and other expenses for approximately 600,000 shares of the Company's Common Stock. In fiscal 1994, the Company exchanged approximately $2.6 million of accrued legal fees, construction costs and patent costs for approximately 205,000 shares of the Company's Common Stock. The Company also settled a lawsuit against the former owners of its subsidiary, Enzo Clinical Labs, Inc., by issuing approximately 190,000 shares with a market value of approximately $3,000,000. In fiscal 1995, the Company issued approximately 286,000 shares of common stock in exchange for approximately $2.9 million in legal fees of which approximately $1,456,000 related to legal fees incurred in fiscal 1995.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993


NOTE 3 - INVENTORIES

At July 31, 1995 and 1994 inventories consist of:

                                                        1995           1994
                                                        ----           ----

     Raw materials                                $   60,800     $   68,600
     Work in process                               1,508,200      1,349,700
     Finished products                               628,500        684,400
                                                  ----------     ----------
                                                  $2,197,500     $2,102,700
                                                  ----------     ----------
                                                  ----------     ----------


NOTE 4 - PROPERTY AND EQUIPMENT

At July 31, 1995 and 1994 property and equipment consist of:

                                                        1995           1994
                                                        ----           ----


     Laboratory machinery and equipment          $ 1,941,500    $ 1,664,900
     Leasehold improvements                        2,146,200      2,162,800
     Office furniture and equipment                3,422,400      2,856,000
                                                 -----------    -----------
                                                   7,510,100      6,683,700

     Accumulated depreciation and amortization     3,893,800      3,234,800
                                                 -----------    -----------
                                                   3,616,300      3,448,900

     Building under capital lease and related
       construction costs, including capitalized
       interest of $4,364,700 in 1995 and 1994
       and net of cumulative writedown to
       estimated fair market value of
       $19,901,000 in 1995 and $8,501,000
       in 1994.                                   10,275,900     20,167,400
                                                 -----------    -----------
                                                 $13,892,200    $23,616,300
                                                 -----------    -----------
                                                 -----------    -----------

In fiscal 1995, 1994 and 1993 the Company wrote down the capital lease asset by $11,400,000, $600,000 and $3,000,000, respectively to its estimated fair market value. In the fourth quarter of fiscal 1995 management decided to seek alternative uses for the building under the capital lease.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993

NOTE 5 - LOANS PAYABLE AND LONG-TERM DEBT

At July 31, 1995 and 1994, long-term debt consists of the following:

                                                        1995           1994
                                                        ----           ----

     9% Convertible Subordinated
       Debentures due March 15, 2001                $     --       $ 68,600

     8.75% loan payable to bank at $3,360
       per month through 1998                        112,900        162,800
                                                    --------       --------
                                                     112,900        231,400
     Less current portion                             31,700         95,800
                                                    --------       --------
     Total long-term debt                           $ 81,200       $135,600
                                                    --------       --------
                                                    --------       --------

In 1993, the Company converted $649,000 in principal of the Company's outstanding Debentures into 167,600 shares of Common Stock which resulted in an extraordinary loss of $466,000. During fiscal 1994, the Company converted an additional $37,300 in principal into 5,000 shares of Common Stock. On January 13, 1995, the Company paid in full the outstanding balance of the Debentures.

During fiscal 1994, the 9% convertible debentures of $225,000 were converted into 45,000 shares of common stock.

On September 17, 1991, the Company entered into a financing agreement from The First New York Bank for Business. In fiscal 1994, the outstanding principal on the line of credit was paid and the Company negotiated a 10% reduction in the outstanding balance on the term loan which also was paid and resulted in an extraordinary gain of $150,000 on the extinguishment of bank debt.

In March 1994, the Company entered into a $2 million line of credit with a bank. Interest was being charged at a rate of 1% above bank's prime rate (8.1% at July 31, 1994). In October 1994, the Company paid in full the line of credit.

As of July 31, 1995, the Company has a $2,000,000 line of credit available with a bank.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993



NOTE 6 - LEASE OBLIGATIONS

     CAPITAL LEASES

Effective December 1, 1985, the Company entered into an agreement with the City of New York to lease, over a fifty-year term, a six-story building located in New York City. The cost of the renovation was financed principally through the use of Company funds.

The Company recorded the fair value of the real property in the amount of $3,000,000 as a capital lease obligation due in installments through 2036.
The minimum lease payments began in fiscal 1987, increasing (and in some years decreasing) through the twentieth year, when the payment is $825,000. The payments from the twenty-first through fiftieth years will be based on an appraisal of the fair market value of the property, excluding the value of improvements made by the Company, but will not be less than $579,000 per annum. Through 1998, payments will be applied to interest only which accrues at 12.05% per annum. The capital lease obligation will increase to approximately $5,525,000 before payments begin to be applied to both principal and interest in 1999.

In January 1992, the City of New York amended the lease payment schedule by deferring current payments and reducing future rentals for a period of five years. This amendment was in consideration of excess renovation costs incurred by the Company. The overall reduction in the capital lease obligation of $770,000 has been offset against the carrying value of the building under capital lease in the accompanying consolidated balance sheet. In connection with the amended lease payment schedule, the Company began to make monthly payments of $12,150 beginning January 1993. The Company incurred $1,400,000 in related building costs in fiscal 1995, but did not make these payments of rent or payment in lieu of taxes pending discussions with the City of New York concerning certain leasehold issues.

The cost and accumulated amortization of assets acquired under capitalized leases is approximately $3,529,000 and $94,000 at July 31, 1995 and $3,824,000
and $650,000 at July 31, 1994, respectively.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993


NOTE 6 - LEASE OBLIGATIONS (CONT'D)


Minimum annual rentals under capital lease obligations for fiscal years ending July 31 are as follows:

                                Real property      Equipment
                                   leases            leases         Total
                                -------------      ---------    -----------

1996                              $   258,000       $ 53,000    $   311,000
1997                                  280,000         29,000        309,000
1998                                  445,000         27,000        472,000
1999                                  568,000         31,000        599,000
2000                                  582,000          8,000        590,000
Thereafter                         21,525,000             --     21,525,000
                                  -----------       --------    -----------
Total of future annual
     minimum lease payments       $23,658,000       $148,000    $23,806,000
                                  -----------       --------
                                  -----------       --------
Less amount representing
     interest                                                    19,136,000
                                                                -----------

Present value of minimum
     lease payments                                             $ 4,670,000
                                                                -----------
                                                                -----------


     OPERATING LEASES

Enzo Clinical Labs, Inc., ("Enzo Clinical Labs"), a wholly-owned subsidiary of the Company, leases its office and laboratory space under several leases which expire between September 1, 1994 and November 30, 2004. Certain officers of the Company own the building which Enzo Clinical Labs uses as its main facility. In addition to the minimum annual rentals of space, this lease is subject to an escalation clause. Rent expense under this lease approximated $684,000, $683,000 and $648,000 in fiscal 1995, 1994 and 1993, respectively.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993



NOTE 6 - LEASE OBLIGATIONS (CONT'D)


Total consolidated rent expense incurred by the Company during fiscal 1995, 1994 and 1993 was approximately $1,132,000, $1,108,000 and $1,038,000, respectively.
Minimum annual rentals under operating lease commitments for fiscal years ending July 31 are as follows:

               1996                                  882,000
               1997                                1,021,000
               1998                                1,129,000
               1999                                1,092,000
               2000                                1,094,000
               Thereafter                          2,478,000
                                                  ----------
                                                  $7,696,000
                                                  ----------
                                                  ----------


NOTE 7 - LITIGATION

     ORTHO DIAGNOSTIC SYSTEMS, INC.

On January 1, 1985, the Company entered into a follow-on agreement with Ortho Diagnostic Systems, Inc. ("Ortho"), a subsidiary of Johnson and Johnson, Inc. ("J&J") pursuant to the 1982 agreement, whereby Ortho agreed to pay the Company $11,000,000 over a four and one-half year period on a cost recovery basis in support of research and development projects. Ortho paid $4,500,000 to the Company under this agreement up to January 1987 at which time Ortho indicated its intention to suspend future scheduled payments under the agreements pending resolution of certain matters. At July 31, 1994, the Company had a receivable from Ortho of approximately $6,500,000. Even though the Company continued to perform its obligations under the agreements, it provided a total of $6,500,000 in prior years for the potentially uncollectable receivable from Ortho pending resolution of the disputed items and the outcome of the civil suit filed by the Company against Ortho and J&J. This allowance for uncollectable receivable of $6,500,000 was reversed in the fourth quarter of fiscal 1994 due to the resolution of this matter, as discussed below.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993


NOTE 7 - LITIGATION (CONT'D)


During 1992, the outside legal counsel went on a contingency basis and, therefore, no fees were incurred. In fiscal 1993 and 1994, the Company exchanged 22,736 and 6,121 shares of its common stock for reimbursable legal expenses, approximating $200,000 and $101,800, respectively. During fiscal 1995, the Company issued approximately 110,000 shares in exchange for $1.1 million in accrued legal fees.

On October 19, 1994, the Company executed a settlement agreement with J&J pursuant to which the Company received $15.0 million in cash, of which $6.5 million related to amounts due under the agreements referred to above, and a promissory note requiring J&J Ortho to pay a total of $5.0 million a year for each of the four successive anniversaries of said date. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality. These future payments are recorded at their net present value of $18,121,000 at July 31, 1995 in the accompanying consolidated balance sheet, using a discount rate of 5.25%.

     CALGENE, INC.

     In March 1993, the Company filed suit in the United States District Court for the District of Delaware charging patent infringement and acts of unfair competition against Calgene, Inc. and seeking a declaratory judgment of invalidity concerning Calgene, Inc.'s plant antisense patent. On February 9, 1994 the Company filed a second suit in the United States District Court for the District of Delaware charging Calgene with infringement of a second antisense patent owned by the Company. Calgene has filed a counterclaim in the second Delaware action seeking a declaration that a third patent belonging to the Company is invalid. The two Delaware actions have been consolidated and were tried to the Court in April 1995. The parties are awaiting the Court's decision. In addition, the Company filed suit on March 22, 1994 in the United States District Court for the Western District of Washington against Calgene and the Fred Hutchinson Cancer Research Center, alleging that the defendants had conspired to issue a false and misleading press release regarding a supposed "patent license" from Hutchinson to Calgene, and conspired to damage the Company's antisense patents by improperly using confidential information to challenge them in the Patent Office. The Complaint further charges that Hutchinson is infringing and inducing Calgene to infringe the Company's antisense patents. There can be no assurance that the Company will be successful in any of the foregoing matters or that Calgene, Inc. and/or Hutchinson will not be successful. However, even if the Company is not successful management does not believe there will be a significant monetary impact.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993



NOTE 8 - INCOME TAXES

The tax provision (benefit) is calculated under the provisions in Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes".


                                       1995           1994           1993
                                       ----           ----           ----
Current
     Federal                       $  400,000             --             --
     State and local                  881,900       $104,300        $52,400

Deferred
     Federal                        5,650,000             --             --
     State and local                1,799,300        (49,300)            --
     Change in deferred tax
        asset valuation
        reserve related to net
        operating losses           (4,600,000)    (3,000,000)            --
                                   ----------    -----------        -------

Provision (benefit) for income
  taxes                            $4,131,200    $(2,945,000)       $52,400
                                   ----------    -----------        -------
                                   ----------    -----------        -------

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993


NOTE 8 - INCOME TAXES (CONT'D)


Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred income taxes are as follows:

                                      1995           1994           1993
                                      ----           ----           ----

Deferred tax liability:
     Deferred patent costs        $(2,076,000)   $(2,110,000)   $(2,136,000)
     Other                           (310,000)      (310,000)          --
                                  -----------    -----------   ------------
     Total deferred tax
       liabilities                 (2,386,000)    (2,420,000)    (2,136,000)

Deferred tax assets:
     Writedown of leasehold
       interest                     7,573,000      3,390,000      3,138,000
     Provision for uncollectable
       accounts receivable and
       research contract              574,000        490,000      3,240,000
     Net operating loss
       carryforwards                   36,000      8,199,000      6,447,000
     Alternative minimum tax          600,000             --             --
     Other                            352,000        282,000        287,000
                                  -----------    -----------   ------------
                                    9,135,000     12,361,000     13,112,000

Valuation allowance for deferred
     tax assets                    (6,749,000)    (7,092,000)   (11,176,000)
                                  -----------    -----------   ------------
Net deferred tax asset
  (liability)                     $         0    $ 2,849,000   $   (200,000)
                                  -----------    -----------   ------------
                                  -----------    -----------   ------------

Current income taxes of approximately $1.3 million provided for in the fourth quarter of fiscal 1995 are primarily calculated on the alternative minimum tax method. The decrease in the valuation allowance for deferred tax assets of $4,084,000 in fiscal 1994 relates primarily to the expected utilization of net operating loss carryforwards and deferred tax assets related to the Johnson & Johnson, Inc. settlement (see Note 7).

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993


NOTE 8 - INCOME TAXES (CONT'D)


The provision (benefit) for income taxes were at rates different from U.S. federal statutory rates for the following reasons:

                                         1995           1994           1993
                                         ----           ----           ----

Federal statutory rate                     34%            34%           (34%)

Expenses not deductible for income
  tax return purposes                       2%             7%             2%

State income taxes, net of federal         10%             2%             1%

No benefit for operating losses            44%           (41%)           32%

Change in valuation reserve
  related to benefits from
  operating losses                        (48%)         (139%)            --
                                         ----          -----            ---
                                           42%          (137%)            1%
                                         ----          -----            ---
                                         ----          -----            ---


NOTE 9 - STOCK OPTIONS AND WARRANTS

The Company has a nonqualified stock option plan, an incentive stock option plan and a restricted stock incentive plan and has issued other options and warrants, as described below. All share information has been adjusted to reflect the 5% stock dividend declared in fiscal 1995.


               NONQUALIFIED STOCK OPTION PLAN

The Company has a nonqualified stock option plan (the "Plan") under which options for up to 756,000 shares of Common Stock may be issued. No additional options may be granted under such plan. The exercise price of options granted under the terms of the Plan will be determined by the Board of Directors.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993


NOTE 9 - STOCK OPTIONS AND WARRANTS (CONT'D)


A summary of nonqualified stock option transactions for the three years ended July 31, 1995 is as follows:

                                                     Number
                                                    of shares    Exercise price
                                                    ---------    --------------

Outstanding - July 31, 1992                          161,784          $3.22

Exercised                                            (1,418)          $3.22
                                                    --------

Outstanding - July 31, 1993                          160,366          $3.22

Exercised                                           (13,230)          $3.22
                                                    --------

Outstanding - July 31, 1995 and 1994                 147,136          $3.22
                                                    --------
                                                    --------

The options granted are generally exercisable at 25% per year after one year and expire ten years after the date of grant and, at July 31, 1995 all nonqualified options were exercisable.


     INCENTIVE STOCK OPTION PLAN

The Company has an incentive stock option plan ("1983 plan") under which the Company may grant options for up to 945,000 shares of common stock. No additional options may be granted under the 1983 plan. The exercise price of options granted under such plan is equal to or greater than fair market value of the common stock on the date of grant. The Company has stock option plans ("1993 plan" and "1994 plan") under which the Company may grant options for up to 1,575,000 shares (1993 plan) and for up to 997,500 shares (1994 plan) of common stock. The options granted pursuant to the plans may be either incentive stock options or nonstatutory options. To date, the Company has only granted incentive stock

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993

NOTE 9 - STOCK OPTIONS AND WARRANTS (CONT'D)

options under these plans. A summary of incentive stock option transactions for the three years ended July 31, 1995 is as follows:

                                               Number
                                              of shares          Exercise price
                                              ---------          --------------

Outstanding July 31, 1992                       755,589          $1.43  -  3.54

Exercised                                       (43,969)         $1.43  -  3.22

Canceled                                        (56,831)         $1.43  -  6.19

Issued                                          410,025          $4.29  -  7.38
                                              ---------

Outstanding July 31, 1993                     1,064,814          $1.43  -  7.38

Exercised                                       (40,530)         $1.43  -  4.29

Canceled                                       (133,409)         $1.43  -  7.38

Issued                                          722,459          $9.41  - 15.25
                                              ---------

Outstanding July 31, 1994                     1,613,334          $1.43  - 15.25

Exercised                                      (110,417)         $1.43  -  7.38

Canceled                                         (2,625)         $3.22

Issued                                          284,550          $9.17  - 10.83
                                              ---------

Outstanding July 31, 1995                     1,784,842          $1.43  - 15.25
                                              ---------
                                              ---------

Incentive stock options generally become exercisable at 25% per year after one year and expire ten years after the date of grant. At July 31, 1995, under the incentive stock option plans 827,175 options were exercisable.

     RESTRICTED STOCK INCENTIVE PLAN

The Company has a restricted stock incentive plan whereby the Company may award up to 210,000 shares of its common stock. Under the terms of the plan, any shares issued are restricted in regard to sales and transfers for a period of five years after award. Such restrictions begin to expire at 25% per year after the second year of ownership. As of July 31, 1995, the Company has not awarded any shares of common stock under this plan.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993


NOTE 9 - STOCK OPTIONS AND WARRANTS (CONT'D)

     OTHER OPTIONS AND WARRANTS

In fiscal 1982, the Company issued 32,130 warrants in connection with the sale of stock. These warrants were exercisable at $8.73 per share through June 1994 of which 16,065 warrants were exercised in fiscal 1994 and the remaining 16,065 warrants expired in fiscal 1995. As part of the restructuring of the Debenture in November 1991, the Company issued additional warrants to purchase 269,850 shares of common stock with an exercise price of $1.90 per share expiring ten years after the date of issue. In fiscal 1995 and 1994, 4,200 and 87,675 of these warrants were exercised, respectively. In connection with the issuance of newly issued shares of the Company's Common Stock to a private investor in fiscal 1994, the Company issued warrants to purchase 262,500 shares of common stock with an exercise price ranging from $7.62 to $11.43 per share. In fiscal 1995 and 1994, 105,000 and 42,000 of these warrants were exercised, respectively.


                                 *  *  *  *  *



As of July 31, 1995, the Company has reserved 4,331,485 shares under the arrangements described above and shares issuable upon conversion of debt as described in Note 5.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993


NOTE 10 - COMMITMENTS

The Company has an exclusive licensing agreement to an invention covered by licensed patents. Under this agreement, the Company is required to make certain minimum royalty payments of $200,000 per year through the life of the patents.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993

NOTE 11 - LINES OF BUSINESS

The Company operates two lines of business: (i) conducting research and development activity and selling products derived from such research and (ii) operating clinical reference laboratories which provide diagnostic services to the health care community. The following financial information (in thousands) with respect to such lines of business (industry segments) is based on the guidelines contained in Statement of Financial Accounting Standards No. 14.


                                                                                        At July 31, 1995 and for
                                                                                           the year then ended
                                                                                        ------------------------
                                                                            Research            Clinical
                                                                               and              Reference
                                                                           development        laboratories            Total
                                                                           -----------        ------------            -----

Operating revenues:
  Sales and diagnostic services                                                $9,548             $22,152             $31,700
                                                                               ------             -------             -------
                                                                               ------             -------             -------
Operating profit (loss)                                                          $479              $2,146              $2,625
                                                                                 ----              ------
                                                                                 ----              ------
  Investment income                                                                                                     1,077
  Corporate expenses                                                                                                   (4,413)
  Writedown of leasehold interest to appraised value                                                                  (11,400)

  Recovery of research contract receivable                                                                                 --

  Litigation settlement, net of legal fees of $4,266                                                                   21,860

Income (loss) before provision (benefit) for taxes on income
  and extraordinary items                                                                                              $9,749
                                                                                                                       ------
                                                                                                                       ------
Identifiable assets                                                           $27,196             $23,867  (a)        $51,063
                                                                              -------             -------
                                                                              -------             -------
Corporate assets, principally cash and cash equivalents
   short-term investments deferred financing costs,
   building under capital leases and funds held in escrow                                                             $21,395
                                                                                                                      -------
                                                                                                                      $72,458
                                                                                                                      -------
                                                                                                                      -------
Depreciation and amortization                                                    $514              $1,202              $1,716
                                                                                 ----              ------              ------
                                                                                 ----              ------              ------
Property and equipment expenditures                                               $41                $989              $1,030
                                                                                  ---                ----
                                                                                  ---                ----
Corporate property and equipment expenditures                                                                             132
                                                                                                                          ---
                                                                                                                       $1,162
                                                                                                                       ------
                                                                                                                       ------


                                                                                        At July 31, 1994 and for
                                                                                           the year then ended
                                                                                        ------------------------
                                                                            Research            Clinical
                                                                               and              Reference
                                                                           development        laboratories            Total
                                                                           -----------        ------------            -----

Operating revenues:
  Sales and diagnostic services                                                $5,183             $17,616             $22,799
                                                                               ------             -------             -------
                                                                               ------             -------             -------
Operating profit (loss)                                                         ($493)              ($659)            ($1,152)
                                                                                 ----                ----
                                                                                 ----                ----
  Investment income                                                                                                       202
  Corporate expenses                                                                                                   (2,794)
  Writedown of leasehold interest to appraised value                                                                     (600)

  Recovery of research contract receivable                                                                              6,500

  Litigation settlement, net of legal fees of $4,266

Income (loss) before provision (benefit) for taxes on income
  and extraordinary items                                                                                              $2,156
                                                                                                                       ------
                                                                                                                       ------

Identifiable assets                                                           $17,261             $20,393  (a)        $37,654
                                                                              -------             -------
                                                                              -------             -------

Corporate assets, principally cash and cash equivalents
   short-term investments deferred financing costs,
   building under capital leases and funds held in escrow                                                             $27,389
                                                                                                                      -------
                                                                                                                      $65,043
                                                                                                                      -------
                                                                                                                      -------
Depreciation and amortization                                                    $484              $1,061              $1,545
                                                                                 ----              ------              ------
                                                                                 ----              ------              ------
Property and equipment expenditures                                               $16                $839                $855
Corporate property and equipment expenditures                                                                             930
                                                                                                                          ---
                                                                                                                       $1,785
                                                                                                                       ------
                                                                                                                       ------


                                                                                        At July 31, 1993 and for
                                                                                           the year then ended
                                                                                        ------------------------
                                                                            Research            Clinical
                                                                               and              Reference
                                                                           development        laboratories            Total
                                                                           -----------        ------------            -----

Operating revenues:
  Sales and diagnostic services                                                $2,277             $17,748             $20,025
                                                                               ------             -------             -------
                                                                               ------             -------             -------
Operating profit (loss)                                                         ($610)              ($319)              ($929)
                                                                                 ----                ----
                                                                                 ----                ----
  Investment income                                                                                                        26
  Corporate expenses                                                                                                   (2,421)
  Writedown of leasehold interest to appraised value                                                                   (3,000)

  Recovery of research contract receivable

  Litigation settlement, net of legal fees of $4,266

Income (loss) before provision (benefit) for taxes on income
  and extraordinary items                                                                                             ($6,324)
                                                                                                                       ------
                                                                                                                       ------

Identifiable assets                                                            $7,235             $19,805  (a)        $27,040
                                                                               ------             -------
                                                                               ------             -------

Corporate assets, principally cash and cash equivalents
   short-term investments deferred financing costs,
   building under capital leases and funds held in escrow                                                             $20,529
                                                                                                                      -------
                                                                                                                      -------
                                                                                                                      $47,569
                                                                                                                      -------
                                                                                                                      -------
Depreciation and amortization                                                    $395              $1,098              $,1493
                                                                                 ----               -----               -----
                                                                                 ----               -----               -----

Property and equipment expenditures                                               $45                $594                $639
                                                                                  ---                ----
                                                                                  ---                ----
Corporate property and equipment expenditures                                                                           2,903
                                                                                                                        -----
                                                                                                                       $3,542
                                                                                                                       ------
                                                                                                                       ------


(a) Includes cost in excess of fair value of net tangible assets acquired of $10,046 in 1995, $10,391 in 1994 and $11,210 in 1993.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1995, 1994 and 1993

NOTE 12 - EMPLOYEE BENEFIT PLAN

The Company has a qualified Salary Reduction Profit Sharing Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 1995 and 1994, the Company has authorized employer contributions of 25% of the employees' contribution up to 6% of the employees' compensation in Enzo Biochem, Inc. common stock and such contribution was not material in fiscal 1995 and 1994.



NOTE 13 - SUPPLEMENTARY EARNINGS PER SHARE

The Company converted $649,000 and $262,000 in principal of the Company's outstanding Debentures into 167,600 and 50,000 shares of Common Stock in 1993 and 1994, respectively. Pro forma earnings per share information as if the conversion had occurred at the beginning of the period would be as follows:

                                                        1994           1993
                                                        ----           ----

     Income (loss) before extraordinary items           $.23          ($.34)
     Extraordinary items                                 .01             --
                                                        ----          -----
     Net income (loss)                                  $.24          ($.34)
                                                        ----          -----
                                                        ----          -----
     Weighted average common shares               21,513,535     18,651,400
                                                  ----------     ----------
                                                  ----------     ----------

NOTE 14 - STOCK DIVIDEND

The Company declared a 5% stock dividend on July 3, 1995 to shareholders of record as of July 3, 1995. The stock price on the date of declaration was $10.125. The dividend has been charged against accumulated deficit to the extent of net income in fiscal 1995.

                               ENZO BIOCHEM, INC.
                             SCHEDULE II - VALUATION
                             AND QUALIFYING ACCOUNTS

                    Years ended July 31, 1995, 1994 and 1993

                                                                           Additions
                                                                           ---------
                                                Balance at         Charged            Charged
                                                beginning         to costs           to other                            Balance at
Description                                     of period     and expenses           accounts       Deductions        end of period
-----------                                     ---------     ------------           --------       ----------        -------------

1995
----
Allowance for doubtful accounts receivable      $1,956,000      $3,845,600                          $3,674,700 (1)      $2,126,900

Allowance for deferred tax valuation            $7,092,000                                            $343,000          $6,749,000

1994
----
Allowance for doubtful accounts receivable      $2,016,000      $3,504,300                 --       $3,564,300 (1)      $1,956,000

Allowance for deferred tax valuation           $11,176,000         --                      --       $4,084,000          $7,092,000

Allowance for doubtful research contract        $6,500,000         --                      --       $6,500,000 (3)         --

1993
----
Allowance for doubtful accounts receivable      $1,242,800      $3,139,200                 --       $2,366,000 (1)      $2,016,000

Allowance for deferred tax valuation            $8,637,000      $2,539,000(2)              --               --         $11,176,000

Allowance for doubtful research contract        $6,500,000         --                      --               --          $6,500,000


(1)  Write-off of uncollectable accounts receivable.
(2)  Offset by increase in net deferred tax assets.
(3)  Recovery of research contract receivable

                                      INDEX

                                       OF

                               EXHIBITS FILED WITH

                         FORM 10-K FOR FISCAL YEAR ENDED

                                  JULY 31, 1995

                                       OF

                               ENZO BIOCHEM, INC.






EXHIBIT                                     EXHIBIT NUMBER            PAGE
-------                                     --------------            ----

1994 Stock Option Plan                            10(w)               E-2

Computation of per-share
 earnings                                         11                  E-15

Computation of ratio of
earnings to fixed charges                         12                  E-16

Consent of Ernst & Young LLP                      23                  E-17