Form 10-Q
period 1995-10-31
ENZO BIOCHEM INC
filed 1995-12-15
CIK 316253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter

                New York                                 13-2866202
-----------------------------------------   -----------------------------------
     (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                 Identification No.)

60 Executive Blvd., Farmingdale, New York                   11735
-----------------------------------------   -----------------------------------
 (Address of principal executive office)                  (Zip Code)

                                 (516-755-5500)
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

       Common Stock, $.01 par value             The American Stock Exchange
-----------------------------------------   -----------------------------------
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

                               Yes [X]     No [ ]

As of December 8, 1995 the Registrant had 21,372,200 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                October 31, 1995


                                      INDEX
                                      -----

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART  I - FINANCIAL INFORMATION
-------

Item 1.  Financial Statements

    Consolidated Balance Sheet - October 31, 1995 and July 31, 1995....      3

    Consolidated Statement of Operations
         For the three months ended October 31, 1995 and 1994..........      5

    Consolidated Statement of Cash Flows
         For the three months ended October 31, 1995 and 1994..........      6

    Notes to Consolidated Financial Statements.........................      8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................      9

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements

                                 CONSOLIDATED BALANCE SHEET
                                                                   October 31,    July 31,
                                                                       1995         1995
                                                                   (unaudited)
                                                                   -----------  -----------
                                                                        (in thousands)


                                           ASSETS

Current assets:
  Cash and cash equivalents                                            $15,465      $11,068
  Accounts receivable, less allowance for doubtful accounts             11,850       10,914
  Current portion of note receivable - litigation settlement             5,000        5,000
  Inventories                                                            2,232        2,198
  Other                                                                    767        1,077
                                                                   -----------  -----------
                 Total current assets                                   35,314       30,257
                                                                   -----------  -----------

  Property and equipment, at cost, less accumulated depreciation
    and amortization                                                    13,740       13,892
  Long term portion of note receivable - litigation settlement           8,346       13,121
  Cost in excess of fair value of net tangible assets acquired,
    less accumulated amortization                                        9,953       10,046
  Deferred patent costs, less accumulated amortization                   4,938        4,971
  Other                                                                    167          171
                                                                   -----------  -----------
                                                                       $72,458      $72,458
                                                                   ===========  ===========


                                     ENZO BIOCHEM, INC.
                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                   October 31,    July 31,
                                                                       1995         1995
                                                                   (unaudited)
                                                                   -----------  -----------
                                                                        (in thousands)


Current liabilities:

  Trade accounts payable                                              $ 1,001      $ 1,580
  Accrued legal fees                                                      856          922
  Income taxes payable                                                    272        1,074
  Other accrued expenses                                                2,348        2,147
  Current portion of long-term debt                                        31           32
  Current portion of obligations under capital leases                      45           53
                                                                   -----------  -----------
                 Total current liabilities                              4,553        5,808
                                                                   -----------  -----------

  Long-term debt                                                           73           81
  Obligations under capital lease                                       4,687        4,617
  Other deferred liabilities                                              882          840
  Stockholders' equity:
    Preferred Stock, $.01 par value; authorized 25,000,000 shares;
      no shares issued or outstanding
    Common Stock, $.01 par value; authorized 75,000,000 shares;
      shares issued and outstanding:
    21,372,200 shares at October 31, 1995 and
    21,334,600 shares at July 31, 1995                                    214          213
  Additional paid-in capital                                           81,851       81,605
  Accumulated deficit                                                 (19,802)     (20,706)
                                                                   -----------  -----------
                 Total stockholders' equity                            62,263       61,112
                                                                   -----------  -----------
                                                                      $72,458      $72,458
                                                                   ===========  ===========


See accompanying notes


                                     ENZO BIOCHEM, INC.
                            CONSOLIDATED STATEMENT OF OPERATIONS
                                         (Unaudited)
                                                           Three Months Ended October 31,
                                                      -------------------------------------
                                                             1995                1994
                                                      -----------------   -----------------
                                                      (In thousands, except per share data)


Revenues:
  Operating revenues                                           $ 8,556             $ 8,028

Costs and expenses:
  Cost of sales and diagnostic services                          3,681               3,550
  Research and development expenses                                585                 460
  Selling expenses                                                 605                 600
  Provision for uncollectible accounts receivable                  770                 532
  General and administrative expenses                            1,971               2,134
  Settlement of litigation (net of legal fees)                      --             (21,000)
                                                      -----------------   -----------------
                                                                 7,612             (13,724)
                                                      -----------------   -----------------
  Income before interest and provision for
    income taxes                                                   944              21,752
  Interest income (expense) net                                    377                  (2)
                                                      -----------------   -----------------
  Income before provision for income taxes                       1,321              21,750
                                                      -----------------   -----------------
  Provision for taxes on income                                   (417)             (3,015)
                                                      -----------------   -----------------

  Net income                                                   $   904             $18,735
                                                      =================   =================

  Net income per share                                         $  0.04             $  0.86
                                                      =================   =================

  Weighted average common shares                                22,351              21,793
                                                      =================   =================


See accompanying notes


                                     ENZO BIOCHEM, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)
                                                          Three Months Ended October 31,
                                                      -------------------------------------
                                                             1995                1994
                                                      -----------------   -----------------
                                                      (In thousands, except per share data)


Cash flows from operating activities:
  Net income                                                   $   904             $18,735
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property
      and equipment                                                217                 185
    Amortization of cost in excess of fair value of
      tangible assets acquired                                      92                  92
    Amortization of deferred patent costs                          120                 120
    Provision for uncollectible accounts receivable                770                 532
    Deferred income tax provision                                   --               3,000
    Expenses related to leasehold                                   79
    Prepaid expenses converted into legal fees from
      previously issued stock                                       29                  --
                                                      -----------------   -----------------
                                                                 2,211              22,664
                                                      -----------------   -----------------
    Change in assets and liabilities:
      Note receivable - J&J settlement                           4,775             (17,500)
      Research contract receivable                                  --               6,500
      Accounts receivable before provision for
        uncollectible amounts                                   (1,705)             (1,141)
    Inventories                                                    (34)                (70)
    Prepaid expense                                                242                 224
    Trade accounts payable and other accrued expenses             (377)             (2,034)
    Accrued legal fees                                             (66)              5,226
    Income taxes payable                                          (802)                 --
    Accrued interest payable                                        --                   6
    Deferred liabilities                                            42                (109)
                                                      -----------------   -----------------
                                                                 2,075              (8,898)
                                                      -----------------   -----------------
    Net cash provided by operating activities                  $ 4,286             $13,766
                                                      =================   =================


                                     ENZO BIOCHEM, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Unaudited)
                                                          Three Months Ended October 31,
                                                      -------------------------------------
                                                              1995                1994
                                                      -----------------   -----------------
                                                                 (In thousands)


Cash flows from investing activities:
  Capital expenditures                                             (62)               (264)
  Patent costs deferred                                            (48)                (78)
                                                      -----------------   -----------------
  Net cash used by investing activities                           (110)               (342)
                                                      -----------------   -----------------
Cash flows from financing activities:
  Payments of amounts due to banks                                  --              (2,006)
  Payments of obligations under capital lease                      (25)                (19)
  Proceeds from exercise of stock options                          246                  48
                                                      -----------------   -----------------
  Net cash provided by (used by) financing activities              221              (1,977)
                                                      -----------------   -----------------
  Net increase in cash and cash equivalents                      4,397              11,447
  Cash and cash equivalents at the beginning of the
    year                                                        11,068               4,151
                                                      -----------------   -----------------
  Cash and cash equivalents at the end of the period           $15,465             $15,598
                                                      =================   =================


                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1995
                                   (Unaudited)


1. The consolidated balance sheet as of October 31, 1995, the consolidated statement of operations for three months ended October 31, 1995 ("1996 Period") and 1994 ("1995 Period") and the consolidated statement of cash flows for the three months ended October 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1995 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the three months ended October 31, 1995 are not necessarily indicative of the results that may be expected for the full year.

2. On October 19, 1994 the Company executed a settlement agreement with Johnson & Johnson, Inc. in the aggregate amount of $35.0 million pursuant to which the Company received $15.0 million, and a promissory note requiring Johnson & Johnson and its subsidiary, Ortho Diagnostics, Inc., to pay $5.0 million a year for each of the four successive anniversaries of said date. These future payments are recorded at net present value discounted using an interest rate of 5.25%. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality.

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

4. Effective December 1, 1985, the Company entered into an agreement with the City of New York to lease, over a fifty-year term, a six-story building located in New York City. During 1992 this lease was renegotiated. The Company has recorded the fair market value of the real property in the amount of $3,000,000 as a capital lease obligation due in installments through 2036. Financing for the renovation and equipping of such facility came principally from the Company's own funds. The Company is carrying the capital leasehold interest at its estimated fair market value.

5. In April, 1994, the Company signed a non-exclusive worldwide distribution and supply agreement with Boehringer Mannheim Biochemicals. During fiscal 1995 similar agreements were signed with Amersham International and with Dako A/S. In September 1995, a fourth agreement was concluded with VWR Scientific Products (acquired from Baxter Healthcare). Under the terms of these agreements, the distributor companies sell to the global medical research market, a broad range of biochemical products and reagents manufactured and supplied by Enzo. The agreements include products based on nonradioactive DNA probe technology and include products that were developed and marketed by these companies prior to the agreement, as well as products developed by Enzo, all of which are covered by Enzo patents. The agreements extend for the life of the last patent to expire for products involved.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

    Net cash provided by operating activities decreased by approximately $9,500,000 for the three months ended October 31, 1995 compared with three months ended October 31, 1994 as a result of a decrease in the proceeds from the J&J settlement offset by changes in operating assets and liabilities.

    Net cash used from financing activities increased by approximately $2,198,000 primarily from the proceeds of stock options of $200,000 offset by the pay down of bank debt from the prior year. The Company's internal source of cash generated by operations in addition to the proceeds from the J&J settlement was sufficient to meet the Company's needs for investing and other financing activities. At October 31, 1995 the Company had working capital of approximately $30,761,000.

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

Results of Operations
---------------------

Three months ended October 31, 1995 compared with three months ended October 31, 1994
--------------------------------------------------------------------

    For the three months ended October 31, 1995 revenues at the clinical reference laboratory increased by $112,000 due to an increase in the volume of screening tests. Sales of research products increased by $416,000, primarily from the Company's non-exclusive agreements to distribute the Company's products.

    Cost of sales increased by approximately $131,000 primarily due to increased revenues from research products related to the non-exclusive distribution agreements.

    The provision for uncollectible accounts receivable increased by $238,000 primarily from a decrease in reimbursements from third party payers at the clinical reference laboratory operations.

    Research and development expenses increased by approximately $125,000 as a result of an increase in research programs.

    The provision for taxes decreased approximately $2,600,000 primarily due to a reduction of income resulting from the prior year litigation settlement.

    The decrease in general and administrative expenses of $163,000 was primarily due to the decrease in legal fees.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      ENZO BIOCHEM, INC.
                                      (registrant)

Date:  December 13, 1995              By: /s/ Barry W. Weiner
                                          -------------------------------------
                                          Barry W. Weiner, Executive
                                          Vice President-Secretary