Form 10-Q
period 1996-01-31
ENZO BIOCHEM INC
filed 1996-03-18
CIK 316253

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Mark one

/ /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

/ /                                    or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter

New York                                                    13-2866202
----------------------------                           ----------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification No.)

60 Executive Blvd., Farmingdale, New York                    11735
-----------------------------------------                  ----------
(Address of principal executive office)                    (Zip Code)

(516) 755-5500
---------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value           The American Stock Exchange
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

                                 Yes  X      No
                                     ---

As of March 1, 1996 the Registrant had 21,504,500 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                January 31, 1996



                                      INDEX


                                                                    PAGE
                                                                   NUMBER
                                                                   ------

PART  I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Consolidated Balance Sheet - January 31, 1996
         and July 31, 1995                                            3

        Consolidated Statement of Operations
         For the six months ended January 31, 1996 and 1995           5

        Consolidated Statement of Operations
         For the three months ended January 31, 1996 and 1995         6

        Consolidated Statement of Cash Flows
         For the six months ended January 31, 1996 and 1995           7

        Notes to Consolidated Financial Statements                    9

Item 2. Management's Discussion and Analysis of                      11
         Financial Condition and Results of Operations

PART II - OTHER INFORMATION                                          14

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                            January 31,   July 31,
                                                               1996         1995
                                                            (unaudited)
                                                            ----------------------
                                                               (in thousands)
                           A S S E T S
Current assets:
     Cash and cash equivalents                               $16,369     $11,068
     Accounts receivable, less
       allowance for doubtful accounts                        12,550      10,914
     Current portion of note receivable -
       litigation settlement                                   5,000       5,000
     Inventories                                               2,408       2,198
     Other                                                       935       1,077
                                                                 ---       -----

          Total current assets                                37,262      30,257
                                                              ------      ------

       Property and equipment, at cost,
         less accumulated depreciation and amortization      13,635      13,892
       Long term portion of note receivable --
         litigation settlement                                8,521      13,121
       Cost in excess of fair value of net tangible assets
         acquired, less accumulated amortization              9,860      10,046
       Deferred patent costs, less accumulated
         amortization                                         4,916       4,971
       Other                                                    168         171
                                                              -----     -------
                                                            $74,362     $72,458
                                                            -------     -------
                                                            -------     -------


See accompanying notes

                               ENZO BIOCHEM, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           January 31,   July 31,
                                                               1996        1995
                                                           (unaudited)
                                                           ----------------------
                                                                (in thousands)
Current liabilities:

     Trade accounts payable                                   $ 1,445     $ 1,580
     Accrued legal fees                                           982         922
     Income taxes payable                                         476       1,074
     Other accrued expenses                                     1,841       2,147
     Current portion of long-term debt                             33          32
     Current portion of obligations under capital leases           39          53
                                                                   --          --
          Total current liabilities                             4,816       5,808
                                                                -----       -----

     Long-term debt                                                65          81
     Obligations under capital lease                            4,730       4,617
     Other deferred liabilities                                   920         840
     Stockholders' equity:
        Preferred Stock, $.01 par value;
        authorized 25,000,000 shares
        no shares issued or outstanding
        Common Stock, $.01 par value;
        authorized 75,000,000 shares;
        shares issued and outstanding;
        21,499,500 shares at January 31, 1996 and
        21,334,600 shares at July 31, 1995                        215         213
     Additional paid-in capital                                82,861      81,605
     Accumulated deficit                                      (19.245)    (20,706)
                                                              -------     -------

          Total stockholders' equity                           63,831      61,112
                                                               ------      ------
                                                              $74,362     $72,458
                                                              -------     -------
                                                              -------     -------


See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                              Six Months Ended January 31,
                                              ----------------------------
                                                   1996          1995
                                          -------------------------------------
                                          (In thousands, except per share data)
Revenues:
  Operating revenues                              $16,564       $15,069

Costs and expenses:
  Cost of sales and diagnostic services             7,058         6,897
  Research and development expenses                 1,275         1,022
  Selling expenses                                  1,281         1,331
  Provision for uncollectable accounts
    receivable                                      1,354         1,097
  General and administrative expenses               4,229         3,721
  Litigation settlement, net of legal fees             --       (21,000)
                                                    -----       -------
                                                   15,197        (6,932)
                                                   ------        ------
  Income before interest and provision for
    income taxes                                    1,367        22,001
  Interest income - net of expense                    764           309
                                                      ---           ---
  Income before provision for income taxes          2,131        22,310
  Provision for income taxes                         (670)       (3,030)
                                                     ----        ------
  Net income                                      $ 1,461       $19,280
                                                  -------       -------
                                                  -------       -------

  Net income per common and equivalent share         $.07          $.88
                                                     ----          ----
                                                     ----          ----

  Weighted average common shares                   22,428        21,848
                                                   ------        ------
                                                   ------        ------


   See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)


                                                    Three Months Ended January 31,
                                                    ------------------------------
                                                           1996          1995
                                             -------------------------------------
                                             (In thousands, except per share data)
Revenues:
  Operating revenues                                          $8,008       $7,041

Costs and expenses:
  Cost of sales and diagnostic services                        3,377        3,347
  Research and development expenses                              690          562
  Selling expenses                                               676          731
  Provision for uncollectable accounts
    receivable                                                   584          565
  General and administrative expenses                          2,258        1,587
                                                               -----        -----

                                                               7,585        6,792
                                                               -----        -----
  Income before interest and provision for
    income taxes                                                 423          249
  Interest income - net of expense                               387          311
                                                                 ---          ---

  Income before provision for income taxes                       810          560
  Provision for income taxes                                    (253)         (15)
                                                                ----          ---

  Net income                                                    $557         $545
                                                                ----         ----
                                                                ----         ----

  Net income per common and equivalent share                   $0.02        $0.02
                                                               -----        -----
                                                               -----        -----

  Weighted average common shares                              22,398       21,815
                                                              ------       ------
                                                              ------       ------

  See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                           Six Months Ended January 31,
                                                           ----------------------------
                                                                    1996        1995

                                                                     (In thousands)
                                                               ------------------------
Cash flows from operating activities:
  Net income                                                        $1,461      $19,280
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property
     and equipment                                                    452          433
    Amortization of cost in excess of fair
     value of tangible assets acquired                                186          185
    Amortization of deferred patent costs                             240          240
    Provision for uncollectable accounts receivable                 1,354        1,097
    Expenses related to leasehold                                     130           --
    Prepaid expenses converted into legal fees
     from previously issued stock                                      47           --
    Issuance of stock for employee pension contribution                95           --
    Deferred income tax provision                                      --        3,000

  Change in assets and liabilities:
    Note receivable - litigation settlement                         4,600      (17,650)
    Research contract receivable                                       --        6,500
    Accounts receivable before provision for
     uncollectable amounts                                         (2,989)      (2,327)
    Inventories                                                      (210)        (115)
    Prepaid expense and other assets                                   47          133
    Trade accounts payable and other accrued expenses                (441)      (2,087)
    Accrued legal fees                                                 60        2,453
    Income taxes payable                                             (598)          --
    Deferred liabilities                                               80          (68)
    Accrued interest payable                                           --          (30)
                                                                   ------         ----
                                                                    3,053       (8,236)
                                                                    -----       ------

  Net cash provided by operating activities                        $4,514      $11,044
                                                                   ------      -------

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                         Six Months Ended January 31,
                                                         ---------------------------
                                                              1996        1995

                                                               (In thousands)
                                                         ---------------------------
Cash flows from investing activities:
     Capital expenditures                                        (195)       ($727)
     Patent costs deferred                                       (137)        (173)
     Decrease in security deposit                                   3           52
                                                               ------       ------
     Net cash used in investing activities                       (329)        (848)
                                                               ------       ------
Cash flows from financing activities:
     Payment of bank debt                                          --       (2,020)
     Payments of obligations under capital lease                  (46)         (44)
     Proceeds from stock options                                1,162           55
     Payment of Debenture Bonds                                    --          (62)
                                                               ------       ------
     Net cash (used) provided by financing activities           1,116       (2,071)
                                                               ------       ------

Net increase in cash and cash equivalents                       5,301        8,125
Cash and cash equivalents at the beginning of the year         11,068        4,151
                                                               ------       ------
Cash and cash equivalents at the end of the period            $16,369      $12,276
                                                              -------      -------
                                                              -------      -------

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1996
                                   (Unaudited)

1. The consolidated balance sheet as of January 31, 1996, the consolidated statement of operations for six months ended January 31, 1996 ("1996 Period") and 1995 ("1995 Period") and the consolidated statement of cash flows for the six months ended January 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the six months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

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

3. In March 1993, the Company filed suit in the United States District Court for the District of Delaware charging patent infringement and acts of unfair competition against Calgene, Inc. and seeking a declaratory judgment of invalidity concerning Calgene, Inc.'s plant antisense patent. On February 9, 1994 the Company filed a second suit in the United States District Court for the District of Delaware charging Calgene with infringement of a second antisense patent owned by the Company. Calgene has filed a counterclaim in the second Delaware action seeking a declaration that a third patent belonging to the Company is invalid. The two Delaware actions have been consolidated and were tried to the Court in April 1995. In addition, the Company filed suit on March 22, 1994 in the United States District Court for the Western District of Washington against Calgene and the Fred Hutchinson Cancer Research Center, alleging that the defendants had conspired to issue a false and misleading press release regarding a supposed "patent license" from Hutchinson to Calgene, and conspired to damage the Company's antisense patents by improperly using confidential information to challenge them in the Patent Office. The Complaint further charges that Hutchinson is infringing and inducing Calgene to infringe the Company's antisense patents. On February 2, 1996 the Delaware Court issued an opinion ruling against Enzo and in favor of Calgene, finding certain Enzo claims infringed, but the patent as a whole not infringed, and finding the claims at issue invalid for lack of enablement. Calgene's patent was found valid (non-obvious) over the prior art. On February 29, 1996, the Delaware Court issued an Order withdrawing its February 2, 1996 Opinion. Enzo intends to appeal from any adverse judgment. There can be no assurance that the Company will be successful in any of the foregoing matters or that Calgene, Inc. and/or Hutchinson will not be successful. However, even if the Company is not successful management does not believe there will be a significant monetary impact.

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

5. In April, 1994, the Company signed a non-exclusive worldwide distribution and supply agreement with Boehringer Mannheim Biochemicals. During fiscal 1995 similar agreements were signed with Amersham International and with Dako A/S. In September 1995, a fourth agreement was concluded with VWR Scientific Products (acquired from Baxter Healthcare). Under the terms of these agreements, the distributor companies sells to the global medical research market, a broad range of biochemical products and reagents manufactured and supplied by Enzo. The agreements include products based on nonradioactive DNA probe technology and include products that were developed and marketed by these companies prior to the agreement, as well as products developed by Enzo, all of which are covered by Enzo patents. The agreements extend for the life of the last patent to expire for products involved.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $4,514,000 for the six months ended January 31, 1996, compared with $11,044,000 for the six months ended January 31, 1995. This decrease was a result of a decrease in proceeds from the J&J settlement offset by changes in operating assets and liabilities.

     Net cash provided from financing activities was approximately $1,116,000 for the six months ended January 31, 1996 primarily as a result of $1,162,000 from proceeds of exercised stock options, as compared to net cash used from financing activities of approximately $2,071,000 for the six months ended January 31, 1995 which was primarily used for repayment of bank debt.

     The Company's internal source of cash generated by operations in addition to the proceeds from the litigation settlement was sufficient to meet the Company's needs for investing and other financing activities. At January 31, 1996 the Company had working capital of approximately $32,446,000.

     The Company has a $5,000,000 line of credit with a bank at an interest rate of prime. As of January 31, 1996, the Company did not use the line of credit.

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

RESULTS OF OPERATIONS
SIX MONTHS ENDED JANUARY 31, 1996 COMPARED WITH SIX MONTHS ENDED JANUARY 31,
1995

     Operating revenues for the six months ended January 31, 1996 ("1996 period") increased by $1,495,000 over operating revenues for the six months ended January 31, 1995 ("1995 period"). This increase was due to an increase of $1,992,000 of research product revenues offset by a $497,000 decrease in revenues from the clinical reference laboratory as compared to the 1995 period. Revenues at the laboratory were impacted by a reduced number of billing days due to unusually bad weather, as well as a change in the test mix of services provided. Revenues from the sale of research products increased as a result of the Company's distribution agreements.

     Cost of sales increased by approximately $161,000 primarily due to increased revenues from research products related to the distribution agreements.

     Research and development expenses increased by $253,000 due to expanded research and development and clinical programs.

     Selling expenses decreased by $50,000 due to a decrease in marketing programs and sales personnel for the clinical reference laboratory.

     The increase in general and administrative expenses of $508,000 was primarily due to increased legal expenses.

     The provision for bad debts increased by $257,000 due to an adjustment in reimbursement rates from insurance carriers for the clinical reference laboratory.

     Interest income increased by $455,000 as a result of the proceeds from investment of the Company's cash equivalents.

     The provision for taxes decreased approximately $2,360,000 primarily due to a reduction of income resulting from the prior year litigation settlement.

THREE MONTHS ENDED JANUARY 31, 1996 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 1995

     Operating revenues for the three months ended January 31, 1996 ("1996 period") increased by $967,000 over revenues from operations for the three months ended January 31, 1995 ("1995 period"). This increase was due to an increase in research product sales of $1,576,000 offset by decreases of $609,000 in revenues from the clinical reference laboratory for the similar activity in the 1995 period.

     Cost of sales increased by $30,000 primarily as a result of increased revenues by research product sales.

     Research and development expenses increased by $128,000 due to expanded research and development and clinical programs.

     Selling expenses decreased by $55,000 as a result of a decrease in personnel costs related to the clinical reference laboratory.

     General and administrative expenses increased by approximately $671,000 as a result of an increase of legal expenses.

                               ENZO BIOCHEM, INC.
                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

In March 1993, the Company filed suit in the United States District Court for the District of Delaware charging patent infringement and acts of unfair competition against Calgene, Inc. and seeking a declaratory judgment of invalidity concerning Calgene, Inc.'s plant antisense patent. On February 9, 1994 the Company filed a second suit in the United States District Court for the District of Delaware charging Calgene with infringement of a second antisense patent owned by the Company. Calgene has filed a counterclaim in the second Delaware action seeking a declaration that a third patent belonging to the Company is invalid. The two Delaware actions have been consolidated and were tried to the Court in April 1995. In addition, the Company filed suit on March 22, 1994 in the United States District Court for the Western District of Washington against Calgene and the Fred Hutchinson Cancer Research Center, alleging that the defendants had conspired to issue a false and misleading press release regarding a supposed "patent license" from Hutchinson to Calgene, and conspired to damage the Company's antisense patents by improperly using confidential information to challenge them in the Patent Office. The Complaint further charges that Hutchinson is infringing and inducing Calgene to infringe the Company's antisense patents. On February 2, 1996 the Delaware Court issued an opinion ruling against Enzo and in favor of Calgene, finding certain Enzo claims infringed, but the patent as a whole not infringed, and finding the claims at issue invalid for lack of enablement. Calgene's patent was found valid (non-obvious) over the prior art. On February 29, 1996, the Delaware Court issued an Order withdrawing its February 2, 1996 Opinion. Enzo intends to appeal from any adverse judgment. There can be no assurance that the Company will be successful in any of the foregoing matters or that Calgene, Inc. and/or Hutchinson will not be successful. However, even if the Company is not successful management does not believe there will be a significant monetary impact.


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




                                             ENZO BIOCHEM, INC.
                                             ------------------
                                                  (registrant)




Date:     March 12, 1996                     by: /s/  Barry W.Weiner
                                                ---------------------
                                             Barry W. Weiner, Executive
                                             Vice President-Secretary