Form 10-Q
period 1996-04-30
ENZO BIOCHEM INC
filed 1996-06-14
CIK 316253

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


Mark one

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996


/ /                                    or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter


New York                                                         13-2866202
- ---------------------------------                    ---------------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


60 Executive Blvd., Farmingdale, New York                             11735
- -----------------------------------------                        ---------------
(Address of principal executive office)                             (Zip Code)


(516) 755-5500
- ----------------------------------
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

As of June 1, 1996 the Registrant had 21,511,500 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                 April 30, 1996


                                      INDEX



                                                                           PAGE
                                                                          NUMBER
                                                                          ------


PART  I - FINANCIAL INFORMATION


Item 1.  Financial Statements

     Consolidated Balance Sheet - April 30, 1996
          and July 31, 1995                                                   3

     Consolidated Statement of Operations
          For the nine months ended April 30, 1996 and 1995                   5

     Consolidated Statement of Operations
          For the three months ended April 30, 1996 and 1995                  6

     Consolidated Statement of Cash Flows
          For the nine months ended April 30, 1996 and 1995                   7

     Notes to Consolidated Financial Statements                               9


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      11


PART  II - OTHER INFORMATION                                                 14

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


                           CONSOLIDATED BALANCE SHEET



                                                                   April 30,      July 31,
                                                                     1996           1995
                                                                  (unaudited)
                                                                  ------------------------
                                                                        (in thousands)

                                   A S S E T S
Current assets:
     Cash and cash equivalents                                      $16,024        $11,068
     Accounts receivable, less
       allowance for doubtful accounts                               13,682         10,914
     Current portion of note receivable -
       litigation settlement                                          5,000          5,000
     Inventories                                                      2,234          2,198
     Other                                                              771          1,077
                                                                    -------        -------

         Total current assets                                        37,711         30,257
                                                                    -------        -------

     Property and equipment, at cost,
       less accumulated depreciation and amortization                13,500         13,892
     Long term portion of note receivable --
       litigation settlement                                          8,721         13,121
     Cost in excess of fair value of net tangible assets
       acquired, less accumulated amortization                        9,768         10,046
     Deferred patent costs, less accumulated
       amortization                                                   4,904          4,971
     Other                                                              195            171
                                                                    -------        -------
                                                                    $74,799        $72,458
                                                                    -------        -------
                                                                    -------        -------

See accompanying notes

                               ENZO BIOCHEM, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                        April 30,      July 31,
                                                                          1996           1995
                                                                       (unaudited)
                                                                       ------------------------
                                                                              (in thousands)
Current liabilities:
     Trade accounts payable                                              $ 1,175        $ 1,580
     Accrued legal fees                                                      856            922
     Income taxes payable                                                    706          1,074
     Other accrued expenses                                                2,065          2,147
     Current portion of long-term debt                                        34             32
     Current portion of obligations under capital leases                      32             53
                                                                         -------        -------

         Total current liabilities                                         4,868          5,808
                                                                         -------        -------
     Long-term debt                                                           56             81
     Obligations under capital lease                                       4,595          4,617
     Other deferred liabilities                                              960            840
     Stockholders' equity:
       Preferred Stock, $.01 par value;
       authorized 25,000,000 shares
       no shares issued or outstanding
       Common Stock, $.01 par value;
       authorized 75,000,000 shares;
       Shares issued and outstanding;
       21,511,500 shares at April 30, 1996 and
       21,334,600 shares at July 31, 1995                                    215            213
     Additional paid-in capital                                           82,911         81,605
     Accumulated deficit                                                 (18,806)       (20,706)
                                                                         -------        -------

         Total stockholders' equity                                       64,320         61,112
                                                                         -------        -------
                                                                         $74,799        $72,458
                                                                         -------        -------
                                                                         -------        -------


See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)



                                                                 Nine Months Ended April  30,
                                                                 ----------------------------
                                                                     1996            1995
                                                             -------------------------------------
                                                             (In thousands, except per share data)
Revenues:
     Operating revenues                                             $25,117        $23,286

Costs and expenses:
     Cost of sales and diagnostic services                           10,925         10,563
     Research and development expenses                                1,975          1,559
     Selling expenses                                                 2,010          2,072
     Provision for uncollectable accounts
       receivable                                                     2,496          2,178
     General and administrative expenses                              6,100          5,987
     Litigation settlement, net of legal fees                            --        (21,000)
                                                                    -------        -------
                                                                     23,506          1,359
                                                                    -------        -------

     Income before interest and provision for
       income taxes                                                   1,611         21,927
     Interest income - net                                            1,154            639
                                                                    -------        -------
     Income before provision for income taxes                         2,765         22,566
     Provision for income taxes                                        (865)        (3,045)
                                                                    -------        -------

     Net income                                                     $ 1,900        $19,521
                                                                    -------        -------
                                                                    -------        -------

     Net income per common and common
       equivalent share                                             $  0.08        $  0.89
                                                                    -------        -------
                                                                    -------        -------

     Weighted average common shares                                  22,716         21,949
                                                                    -------        -------
                                                                    -------        -------


     See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)



                                                                  Three Months Ended April 30,
                                                                  ----------------------------
                                                                      1996            1995
                                                              -------------------------------------
                                                              (In thousands, except per share data)
Revenues:
     Operating revenues                                             $ 8,553        $ 8,217

Costs and expenses:
     Cost of sales and diagnostic services                            3,866          3,666
     Research and development expenses                                  700            537
     Selling expenses                                                   729            741
     Provision for uncollectable accounts receivable                  1,142          1,081
     General and administrative expenses                              1,872          2,266
                                                                    -------        -------
                                                                      8,309          8,291
                                                                    -------        -------
     Income (loss) before interest and provision for
       income taxes                                                     244            (74)
     Interest income - net                                              390            330
                                                                    -------        -------
     Income before provision for income taxes                           634            256

     Provision for income taxes                                        (195)           (15)
                                                                    -------        -------
     Net income                                                         439            241
                                                                    -------        -------
                                                                    -------        -------

     Net income per common and common                               $  0.02        $  0.01
       equivalent share
                                                                    -------        -------
                                                                    -------        -------

     Weighted average common shares                                  22,716        21,949
                                                                    -------        -------
                                                                    -------        -------


See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)



                                                                             Nine Months Ended April 30,
                                                                             ---------------------------
                                                                                 1996          1995

                                                                                   (In thousands)
                                                                             ---------------------------
Cash flows from operating activities:

  Net income                                                                 $  1,900        $19,521
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property
      and equipment                                                               669            643
    Amortization of cost in excess of fair
      value of tangible assets acquired                                           278            277
    Amortization of deferred patent costs                                         374            360
    Provision for uncollectable accounts receivable                             2,496          2,178
    Prepaid expenses converted into legal fees from
      previously issued stock                                                      61             --
    Issuance of stock for employee pension contribution                            95             --
    Deferred income tax provision                                                  --          3,000
                                                                             --------       --------

        Total non-cash adjustments to income                                    3,973          6,458

  Change in operating assets and liabilities
    Note receivable - litigation settlement                                     4,400        (17,800)
    Research contract receivable                                                   --          6,500
    Accounts receivable before provision for
      uncollectable amounts                                                    (5,263)        (5,085)
    Inventories                                                                   (36)          (160)
    Other assets                                                                  172             62
    Trade accounts payable,  income taxes payable and
      other accrued expenses                                                     (855)        (1,542)
    Accrued legal fees                                                            (66)         1,771
    Deferred liabilities                                                          120            (26)
    Accrued interest payable                                                       --            (30)
                                                                             --------       --------
                                                                                2,445         (9,852)
                                                                             --------       --------

  Net cash provided by operating activities                                    $4,345         $9,669
                                                                             --------       --------

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                                   Nine Months Ended April 30,
                                                                   ---------------------------
                                                                       1996           1995

                                                                         (In thousands)

                                                                   ---------------------------
Cash flows from investing activities:
     Capital expenditures                                             ($319)         ($851)
     Patent costs deferred                                             (235)          (240)
     (Increase) decrease in other assets                                (23)            58
     Proceeds from insurance recovery                                    42             --
                                                                    -------         ------

     Net cash used in investing activities                             (535)        (1,033)
                                                                    -------         ------

Cash flows from financing activities:
     Payment of bank debt                                                --         (2,026)
     Payments of obligations under capital lease                        (66)           (63)
     Proceeds from stock options and warrants                         1,212          1,108
     Payment of Debenture Bonds                                          --            (62)

     Net cash provided (used) by financing activities                 1,146         (1,043)
                                                                    -------         ------

Net increase in cash and cash equivalents                             4,956          7,593
Cash and cash equivalents at the beginning of the period             11,068          4,151
                                                                    -------         ------

Cash and cash equivalents at the end of the period                  $16,024        $11,744
                                                                    -------         ------
                                                                    -------         ------

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1996
                                   (Unaudited)

1. The consolidated balance sheet as of April 30, 1996, the consolidated statement of operations for three and nine months ended April 30, 1996 ("1996 Period") and 1995 ("1995 Period") and the consolidated statement of cash flows for the nine months ended April 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the three and nine months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

2. On October 19, 1994 the Company executed a settlement agreement with Johnson & Johnson, Inc. in the aggregate amount of $35.0 million pursuant to which the Company received $15.0 million, of which $6.5 million related to amounts due under certain research and development agreements and which was included in research contracts receivable at July 31, 1994, and a promissory note requiring Johnson & Johnson and its subsidiary, Ortho Diagnostics, Inc., to pay $5.0 million a year for each of the four successive anniversaries of said date. These future payments are recorded at net present value discounted using an interest rate of 5.25%. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality.

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

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $4,345,000 for the nine months ended April 30, 1996, compared with $9,669,000 for the nine months ended April 30, 1995. This decrease was a result of a decrease in proceeds from the J&J settlement offset by changes in operating assets and liabilities.

     Net cash provided from financing activities was approximately $1,146,000 for the nine months ended April 30, 1996 primarily as a result of $1,212,000 from proceeds of exercised stock options, as compared to net cash used from financing activities of approximately $1,043,000 for the nine months ended April 30, 1995 which was primarily used for repayment of bank debt.

     Net cash used in investing activities was approximately $535,000 for the nine months ended April 30, 1996, compared with $1,033,000 for the nine months ended April 30, 1995. This decrease was the result of a reduction in capital expenditures.

     The Company's internal source of cash generated by operations in addition to the proceeds from the litigation settlement was sufficient to meet the Company's needs for investing and other financing activities. At April 30, 1996 the Company had working capital of approximately $32,843,000.

     The Company has a $5,000,000 line of credit with a bank at an interest rate of prime. As of April 30, 1996, the Company did not have amounts outstanding under this line of credit.

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

RESULTS OF OPERATIONS
NINE MONTHS ENDED APRIL 30, 1996 COMPARED WITH NINE MONTHS ENDED APRIL 30, 1995

     Operating revenues for the nine months ended April 30, 1996 ("1996 period") increased by $1,831,000 over operating revenues for the nine months ended April 30, 1995 ("1995 period"). This increase was due to an increase of $2,619,000 of research product revenues offset by a $788,000 decrease in revenues from the clinical reference laboratory as compared to the 1995 period. Revenues at the laboratory were impacted by a reduced number of billing days due to unusually bad weather, as well as a change in the test mix of services provided. Revenues from the sale of research products increased as a result of the Company's distribution agreements.

     Cost of sales increased by approximately $362,000 primarily due to increased sales of research products related to the distribution agreements.

     Research and development expenses increased by $416,000 due to expanded research and development and clinical programs.

     Selling expenses decreased by $62,000 due to a decrease in marketing programs and sales personnel for the clinical reference laboratory.

     The increase in general and administrative expenses of $113,000 was primarily due to increased legal expenses.

     The provision for bad debts increased by $318,000 due to an adjustment in reimbursement rates from insurance carriers for the clinical reference laboratory.

     Interest income increased by $515,000 as a result of the proceeds from investment of the Company's cash equivalents.

     The provision for taxes decreased approximately $2,180,000 primarily due to a reduction of income resulting from the recognition last year of the litigation settlement.

THREE MONTHS ENDED APRIL 30, 1996 COMPARED WITH THREE MONTHS ENDED
APRIL 30, 1995

     Operating revenues for the three months ended April 30, 1996 ("1996 period") increased by $336,000 over revenues from operations for the three months ended April 30, 1995 ("1995 period"). This increase was due to an increase in research product sales of $626,000 offset by decreases of $290,000 in revenues from the clinical reference laboratory for the similar activity in the 1995 period.

     Cost of sales increased by $200,000 primarily as a result of increased sales of research products.

     Research and development expenses increased by $163,000 due to expanded research and development and clinical programs.

     Selling expenses decreased by $12,000 as a result of a decrease in personnel costs related to the clinical reference laboratory.

     General and administrative expenses decreased by approximately $394,000 as a result of a decrease of legal expenses.

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


                                                      ENZO BIOCHEM, INC.
                                                      --------------------------
                                                            (registrant)



Date:   June 12, 1996                                 by:/s/ Barry W. Weiner
                                                         -----------------------
                                                      Barry W. Weiner, Executive
                                                      Vice President-Secretary