Form 10-K
period 1996-07-31
ENZO BIOCHEM INC
filed 1996-10-29
CIK 316253

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-K
MARK ONE
 /x/          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)

For the fiscal year ended July 31, 1996
                                      or
 / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________________  to  ________________

                         Commission File Number 1-9974

                             ENZO  BIOCHEM,  INC.
              (Exact name of registrant as specified in its charter)

         NEW YORK                                              13-2866202
    (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                      Identification No.)

     60 EXECUTIVE BOULEVARD,
     FARMINGDALE, NEW YORK                                        11735
(Address of principal executive offices)                      (Zip Code)

       (516) 755-5500
(Registrant's telephone number,
     including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, $.01 PAR VALUE               THE AMERICAN STOCK EXCHANGE
    (Title of Class)                 (Name of each Exchange on which registered)

              SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes /x/            No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.          [   X   ]

     As of October 21, 1996, the Registrant had 21,951,349 shares of Common Stock outstanding.

     The aggregate market value of the Common Stock held by nonaffiliates as of October 21, 1996 was approximately $316,492,296.

                     DOCUMENTS INCORPORATED BY REFERENCE


Part III -  Items 11, 12 and 13           To be included in the Company's Proxy
                                          Statement to be filed with the
                                          Securities and Exchange Commission no
                                          later than November 28, 1996.

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

     For the fiscal year ended July 31, 1996 (fiscal 1996), approximately 38% of the Company's operating revenues was derived from product sales and approximately 62% was derived from clinical reference laboratory services. For the fiscal years ended July 31, 1995 and 1994 (fiscal 1995 and fiscal 1994, respectively), approximately 30% and 23%, respectively, of the Company's operating revenues were derived from product sales and approximately 70% and 77%, respectively, were derived from clinical reference laboratory services.

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

     Through Enzo Diagnostics, the Company has devoted a major portion of its research and development activities to develop simple and reliable test formats and protocols for the commercialization of nucleic acid-based diagnostics as well as other diagnostic products. A key system for Enzo is its non-radioactive BIOPROBE-Registered Trademark- nucleic acid probe system and the Company continued to introduce new products based on this technology into the research market during fiscal 1996.

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

     The Company, through Enzo Therapeutics, is developing therapeutic applications of nucleic acids. In May 1987, the Company entered into an agreement with the Research Foundation of the State University of New York which grants the Company certain exclusive rights to a genetic engineering technology for generating antisense RNA repressors. As a result of the technology covered by such agreement, the Company has obtained three (3) patents. Although the Company has not derived revenues from any of the foregoing three antisense patents, the Company believes that this technology will be the basis for the Company to derive meaningful revenues in the future.

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

     In the fiscal years ended July 31, 1996, 1995 and 1994, the Company incurred costs of approximately $3,083,000, $2,366,000 and $1,764,000, respectively, for research and development activities.

CLINICAL REFERENCE LABORATORY

     The Company, through Enzo Clinical Labs, operates a clinical reference laboratory which offers full diagnostic services to the greater New York medical community. The services Enzo Clinical Labs provides include chemistry, blood tests, cytology studies, tissue pathology, hormone studies, and diagnostic procedures which seek to detect precancerous conditions, cancers in cervical specimens and sexually transmitted diseases. Enzo Clinical Labs provides these services primarily to physicians as well as to clinics, nursing homes and other clinical laboratories. Enzo Clinical Labs operates a regional clinical reference laboratory on Long Island and also operates twelve satellite patient service centers in the greater New York area, including a stat laboratory in Manhattan. In addition, the Company utilizes its clinical reference laboratory to evaluate and demonstrate the benefits of the Company's diagnostic products (see Note 11 of the Notes to Consolidated Financial Statements for segment information and operating revenues and profits).

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

     Enzo's HIV test was one of the first commercial DNA probe tests for this pathogen in this format. Unlike most AIDS tests which detect antibodies for HIV, Enzo's HIV Microplate Hybridization Assay detects DNA unique to HIV. Since individuals can carry the HIV infection for up to 12 months before developing antibodies to it, a test directed at the virus can provide earlier detection. Because this product also can measure virus concentrations, it is easier for researchers to determine HIV levels in patients and look for relationships between these levels and other disease indicators such as antibody production or appearance of symptoms. This product is currently
marketed to the research community.     An enhanced version of the Microplate
Hybridization Assay, has been developed to detect the hepatitis virus directly in serum and is aimed at the blood bank market.

     In early stages of infection, the pathogen may be present in very small amounts and may be difficult to detect. Samples, however, can be treated in a way that produces copies of targeted DNA, if it is present. This amplification process is one possible approach to detect very low levels of infection. All of Enzo's Microplate Assays can be used to detect these pathogens in amplified as well as unamplified samples. In order to fully integrate its technology, Enzo has developed a new simplified amplification process for multicopy production of nucleic acid. A patent application was filed in January 1994 and this proprietary amplification process was incorporated into the microplate assay format, thus providing a totally integrated assay system. This approach is being developed for use with the hepatitis assay system and will form the basis for all Enzo's microplate assays.

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

     In February 1995, a distribution agreement was signed with Amersham International and includes a broad group of products developed and marketed by Amersham, as well as products developed by Enzo Diagnostics. All products are based on nonradioactive DNA labeling technologies covered by Enzo patents. A second agreement, also covering the Company's line of proprietary DNA labeling products and reagents was concluded in May 1995 with Dako A/S, a privately-held international company with headquarters in Copenhagen, Denmark and subsidiaries worldwide, including the Dako Corporation based in Carpinteria, California.

     During fiscal 1996, a similar distribution agreement was concluded with VWR Scientific Products, a leader in the medical research market that was formerly an operating unit of Baxter Health Care. Other agreements are currently under discussion.

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

TECHNOLOGY AND PRODUCT DEVELOPMENT

     The major focus of the Company's product development program has been toward the commercialization of nucleic acid probe-based IN VITRO diagnostics for specific pathogens. Initially, nucleic acid probes were radioactive and required complex protocols to perform. To develop them into useful commercial products required making such products easy-to-use, easy to interpret, readily automatable and sensitive enough to detect the presence of low levels of pathogen. As a result of this product development effort, the Company has developed a broad technology base for the labeling, detection, sensitivity enhancement, signal amplification and testing formats of nucleic acid probe products. Patent protection has been aggressively pursued for this technology base. At the end of fiscal 1996 some 173 patents issued worldwide had been granted to or licensed by the Company in this area of technology. In fiscal 1995 and continuing during fiscal 1996, the Company began to receive significant revenues from the distribution agreements related to these patents and believes that the patents have positioned the Company to derive considerably more revenues in the future as the markets for these products continue to develop. These patents cover a variety of BIOPROBE-Registered Trademark- nucleic acid probe products, chelation technology for easy radioactive labeling, signal amplification methods, sensitivity enhancements, and automatable formats.

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

                Therapeutic Technology and Product Development

     Through Enzo Therapeutics, the Company is applying its technological capabilities for manipulating genetic material towards the development of therapeutic treatments for a variety of cancers and infections. Enzo is exploring applications of antisense nucleic acids employing various proprietary technologies. During fiscal 1996, the Company developed a new gene delivery system that is designed to provide universal and efficient delivery of any gene to any cell. The GENSERT-TM- Universal Delivery System is being combined with Enzo's antisense technology in its therapeutic development program. Also, the Company has developed techniques for stably attaching drugs and radioisotopes to proteins and DNA. The Company is working towards, INTER ALIA, the development of products relating to HIV, certain cancers and hepatitis, however, no products have been finalized.

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

     In January 1995, the Company signed a collaborative research agreement with Cornell University on behalf of its Medical College, aimed at evaluating the Company's genetic antisense technology for use in managing the treatment of HIV, the AIDS-causing virus. Early research results indicated, that this technology could be applied to inhibiting the function of genes necessary for the HIV virus to grow within the cell. In preclinical studies currently underway, Enzo scientists and collaborators were able to demonstrate stable resistance to HIV in human immune cells in culture that were treated with the Company's HIV product. In May 1996, the Company expanded the HIV development program and signed a second research agreement with St. Luke's-Roosevelt Hospital Center, aimed towards the development of protocols for its next phase of human clinical studies.

     In February 1996, the Company initiated a joint research program with scientists at the Albert Einstein College of Medicine in New York City, geared towards the development of a specific therapeutic product for the treatment of hepatitis B based on the Company's novel gene regulation and delivery technologies.

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

     The Company's manufacturing operation uses exempt quantities of tritium
(3H) in its research and development activities and manufacturing operations. For the fiscal year ended July 31, 1996 the Company has not had an accumulation of tritium to be disposed.

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

PROPRIETARY TECHNOLOGY - PATENTS

     As novel techniques, processes, products or microorganisms are developed during the course of its research and development activities, the Company will seek U.S. and, if deemed necessary, foreign patents. At the end of fiscal 1996 the Company owned or licensed 34 U.S. and some 151 foreign patents and had filed approximately 165 U.S. and foreign patent applications covering products, methods and procedures resulting from the Company's research projects. In fiscal 1995 and continuing this fiscal year, the Company began to receive significant revenues from the distribution agreements related to these patents and believes that the patents have positioned the Company to derive considerably more revenues in the future as the markets for these products continue to develop. Patents relating to the BIOPROBE-Registered Trademark-nucleic acid probe system have issued in the U.S. and Europe. Management believes that additional patents will issue shortly and over the next several years with respect to the Company's pending applications. There can be no assurance, however, that patents will be issued on pending applications or that any issued patents will have commercial benefit. The Company does not intend to rely on patent protection as the sole basis for protecting its proprietary technology. It also relies on its trade secrets and continuing technological innovation. All employees involved in the clinical reference laboratory division and the manufacturing operations sign a confidentiality agreement prohibiting the employee from disclosing any confidential information about the Company, including the Company's technology or trade secrets.

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

HUMAN RESOURCES

     As of July 31, 1996, the Company employed 176 full-time and 51 part-time employees. Of the full-time employees, 36 were engaged in research, development, manufacturing and marketing of research products and 140 at the clinical reference laboratories. The scientific staff of the Company possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. The Company believes that relations with its employees are good.

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


ITEM 2.  PROPERTIES

     The following are the principal facilities of the Company:


                                              Approximate      Approximate   Approximate
                                                  Floor           Annual      Expiration
Location             Principal Operations     Area (sq. ft.)    Base Rent         Date
--------             --------------------     --------------    ---------    --------------


60 Executive Blvd.   Company and subsidiary        40,000       $684,000      November 2004
Farmingdale, NY      corporate headquarters
                     and other facilities
                     (a building which is
                     owned by certain
                     officers of the Company)


527 Madison Ave.     Executive office              6,400        $163,000      December 1998
New York, NY


     On December 1, 1985, the Company entered into an Agreement with the City of New York to lease, over a fifty-year term, a six-story building located in New York City. In the fourth quarter of fiscal 1996, the Company negotiated a settlement with the City of New York to relieve the Company from any further obligations related to the lease and to return the building to the City and the Company agreed to pay the City $2,950,000 in full settlement of all of the City's claims for unpaid taxes and rent. The Company issued to the City 203,450 shares of the Company's common stock in August 1996 in consideration of the settlement amount. If the City has not received the net proceeds of $2,950,000 upon the sale of such stock by March 17, 1997, the City shall return the remaining shares not sold, if any, and the Company shall pay the difference in cash. As a result of this settlement with the City, the Company incurred a charge against earnings in the amount of approximately $7.6 million in the fourth quarter of fiscal 1996.

ITEM 3.  LEGAL PROCEEDINGS

     In March 1993, the Company filed suit in the United States District Court for the District of Delaware charging patent infringement and acts of unfair competition against Calgene, Inc. and seeking a declaratory judgment of invalidity concerning Calgene's plant antisense patent. On February 9, 1994, the Company filed a second suit in the United States District Court for the District of Delaware charging Calgene with infringement of a second antisense patent owned by the Company. Calgene has filed a counterclaim in the second Delaware action seeking a declaration that a third patent belonging to the Company is invalid. The two Delaware actions have been consolidated and were tried to the Court in April 1995. In addition, the Company filed suit on March 22, 1994 in the United States District Court for the Western District of Washington against Calgene and the Fred Hutchinson Cancer Research Center, alleging that the defendants had conspired to issue a false and misleading press release regarding a supposed "patent license" from Hutchinson to Calgene, and conspired to damage the Company's antisense patents by improperly using confidential information to challenge them in the Patent Office. The Complaint further charges that Hutchinson is infringing and inducing Calgene to infringe the Company's antisense patents. On February 2, 1996, the Delaware Court issued an opinion ruling against Enzo and in favor of Calgene, finding certain Enzo claims infringed, but the patent, as a whole not infringed, and finding the claims at issue invalid for lack of enablement. Calgene's patent was found valid (non-obvious) over the prior art. On February 29, 1996, the Delaware Court issued an Order withdrawing its February 2, 1996 Opinion. Enzo intends to appeal from any adverse judgment. There can be no assurance that the Company will be successful in any of the foregoing matters or that Calgene and/or Hutchinson will not be successful. However, even if the Company is not successful management does not believe there will be a significant monetary impact.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were brought to a vote of the Company's stockholders in the fourth fiscal quarter ended July 31, 1996.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
          ______________________________________________
          The common stock of the Company is traded on the American Stock Exchange (Symbol:ENZ). The following table sets forth the high and low price of the Company's Common Stock for the periods indicated as reported on the American Stock Exchange.

                                          HIGH          LOW
                                          ----          ---

1995 Fiscal Year (August 1, 1994
to July 31, 1995):
     1st Quarter                        $ 15 3/8      $  9 1/8
     2nd Quarter                        $ 13 7/8      $ 10
     3rd Quarter                        $ 11 3/8      $  9 1/2
     4th Quarter                        $ 17 1/8      $  9 1/2

1996 Fiscal Year (August 1, 1995
to July 31, 1996):
     1st Quarter                        $ 23          $ 14 5/8
     2nd Quarter                        $ 24 1/2      $ 15 3/8
     3rd Quarter                        $ 20 3/8      $ 15 1/8
     4th Quarter                        $ 21          $ 13 1/2


     On October 21, 1996, the last sale price of the Common Stock of the Company as reported on the American Stock Exchange was $18 1/8.

     On October 25, 1996, the Company had approximately 1,433 shareholders of record.

     The Company has not paid a cash dividend on its Common Stock and intends to continue to follow a policy of retaining future earnings to finance its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

     On June 5, 1995, the Company declared a 5% stock dividend paid July 31, 1995 to shareholders of record as of July 3, 1995. On September 13, 1996, the Company declared another 5% stock dividend payable on October 29, 1996 to shareholders of record on October 8, 1996.

ITEM 6.
                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                         FOR THE YEARS ENDED JULY 31,
                     -------------------------------------

                             1996    1995    1994    1993    1992
                             ----    ----    ----    ----    ----
Operating revenues         $34,490  $31,700 $22,799 $20,025 $20,535


Litigation settlement,
 net of legal fees             --    21,860    --      --      --

Writedown of leasehold
interest and related costs   7,613   11,400     600   3,000     401

Interest income (expense)
 net                         1,640      941      87    (230) (1,420)

Income (loss) before
 provision (benefit) for
 taxes on income (loss)
 and extraordinary items    (7,508)   9,749   2,156  (6,324) (1,103)


Provision (benefit) for
taxes on income                199    4,131  (2,945)     52     115

Income (loss) before
extraordinary items         (7,707)   5,618   5,101  (6,376) (1,218)


Extraordinary items:
  Gain on extinguishment
   of debt                      --       --     150      --      --
  (Gain) loss on debt
   conversion                   --       --      --    (466)    572
                            ------  -------  ------  ------  ------


Net income (loss)          ($7,707)  $5,618  $5,251 $(6,842)  $(646)
                            ------  -------  ------  ------  ------
                            ------  -------  ------  ------  ------

Per common and common
  equivalent share (1):
   Income (loss) before
    extraordinary items      ($.34)    $.24   $ .22   ($.33)  ($.08)
   Extraordinary items          --       --     .01    (.02)    .04
                            ------  -------  ------  ------  ------
   Net income (loss)         ($.34)   $ .24   $ .23   ($.35)  ($.04)
                            ------  -------  ------  ------  ------
                            ------  -------  ------  ------  ------

Average common and
 dilutive common
 equivalent (1)             22,593   23,075  22,628  19,407  15,767

                            Selected Financial Data
               (in thousands, except per share data and ratios)
                                As at July 31,
               ------------------------------------------------

                                 1996      1995     1994      1993      1992
                                 ----      ----     ----      ----      -----
Working capital (deficit)       $29,451   $24,449   $17,153   $(2,411)  $(2,642)

Total assets                     62,838    72,458    65,043    47,569    49,793

Long-term debt and obligation
     under capital lease            114     4,698     4,379     4,168     4,186

Stockholders' equity             55,253    61,113    51,245    32,396    32,993


------------------------------------
(1) In fiscal years 1996, 1993 and 1992, common stock equivalents have not been included because the effect of their inclusion would have been anti-dilutive.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ----------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     The Company, at July 31, 1996, had cash and cash equivalents of $17.8 million, an increase of $6.7 million from July 31, 1995. The Company had net working capital of $29.5 million at July 31, 1996 compared to $24.4 million at July 31, 1995.

     The Company's income before taxes and before the writedown of leasehold interest and related costs was $105,000 which includes depreciation and amortization aggregating approximately $1.8 million. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

     Net cash provided by operating activities was approximately $6.1 million and includes $5 million of cash received in connection with the litigation settlement.

     Net cash used by investing activities amounted to approximately $1 million as a result of capital expenditures and deferred patent costs. Net cash provided by financing activities of approximately $1.6 million primarily results from the proceeds from the exercise of stock options and warrants in fiscal 1996.

     On October 19, 1994 the Company executed a settlement agreement with Johnson & Johnson, Inc. (J&J) pursuant to which the Company received $15.0 million and a promissory note requiring J&J and its subsidiary, Ortho Diagnostics, Inc., to pay $5.0 million a year for each of the four successive anniversaries of said date. These future payments are recorded at net present value discounted using an interest rate of 5.25%. The litigation settlement amounted to approximately $21.9 million, net of legal fees. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality.

     In December 1985, the Company entered into an agreement with the City of New York to lease, over a fifty year term, a building located in New York City. In the fourth quarter of fiscal 1996, the Company negotiated a settlement with the City of New York to relieve the Company from any further obligations related to the lease and to return the building to the City and the Company agreed to pay the City $2,950,000 in full settlement of all of the City's claims for unpaid taxes and rent. The Company issued to the City 203,450 shares of the Company's common stock in August 1996 in consideration of the settlement amount. If the City has not received the net proceeds of $2.95 million upon the sale of such stock by March 17, 1997, the City shall return the remaining shares not sold, if any, and the Company shall pay the difference in cash. As a result of this settlement with the City, the Company incurred a charge against earnings in the amount of approximately $7.6 million in the fourth quarter of fiscal 1996.

RESULTS OF OPERATIONS

     FISCAL 1996 COMPARED TO FISCAL 1995

     Revenues from operations for the fiscal year ended July 31, 1996 ("fiscal 1996") increased by $2,790,000 over revenues from operations for the fiscal year ended July 31, 1995 ("fiscal 1995"). This increase was due to an increase of $3,398,000 in revenues from research product sales over revenue for the similar activity in fiscal 1995 offset by a $608,000 decrease in revenues for the clinical reference laboratory operations. The increase in research product sales resulted primarily from the Company's non-exclusive distribution agreements for the Company's products. The decrease in revenues from the clinical laboratory operations resulted primarily from a decrease in volume of unprofitable diagnostic screening tests.

     Cost of sales increased by approximately $1,563,000 as a result of the increase of $2,644,000 in the cost of sales of research products from the Company's distribution agreements activities offset by a decrease in the cost of clinical laboratory services of $1,081,000. This decrease is primarily due from the improved efficiencies of performing certain diagnostic screening tests and the increase in the number of esoteric tests performed actually at the laboratory.

     Research and development expenses increased by approximately $717,000 as a result of an increase in research programs and the increased amortization of patent costs.

     The provision for uncollectable accounts receivable increased by $2,857,000 primarily due to an additional provision recorded by the Company, based on trends that became evident in the fourth quarter, that additional reserves were needed primarily to cover lower collection rates under the Federal Medicare programs and other third-party insurance carriers.

     Selling and general and administrative expenses decreased by $2,463,000 primarily due to a decrease in legal fees in fiscal 1996 and the overall improved efficiencies at the clinical reference laboratory.

     In the fourth quarter of fiscal 1996, the Company negotiated a settlement with the City of New York to relieve the Company from any further obligations related to the lease and to return the building to the City and the Company agreed to pay the City $2,950,000 in full settlement of all of the City's claims for unpaid taxes and rent. The Company issued to the City 203,450 shares of the Company's common stock in August 1996 in consideration of the settlement amount. If the City has not received the net proceeds of $2.95 million upon the sale of such stock by March 17, 1997, the City shall return the remaining shares not sold, if any, and the Company shall pay the difference in cash. As a result of this settlement with the City of New
York, the Company incurred a charge against earnings in the amount of approximately $7.6 million in the fourth quarter of fiscal 1996.

     The operating profit from research and development activities and related costs amounts to $449,000 in fiscal 1996, as compared to an operating profit of $479,000 in fiscal 1995. The decrease in the profit is principally related to the increase in research and development expenses from the diagnostic division. The operating profit from the clinical reference laboratories activities amounted to $124,000 as compared to an operating profit of $2,146,000 in fiscal 1995. This decrease resulted principally from the increase in the provision for uncollectable accounts receivable due to the lower collection rates under Medicare programs and other third-party insurance carriers and offsetting deduction in overall operating expenses.

RESULTS OF OPERATIONS

     FISCAL 1995 COMPARED TO FISCAL 1994

     Revenues from operations for the fiscal year ended July 31, 1995 ("fiscal 1995") increased by $8,901,000 over revenues from operations for the fiscal year ended July 31, 1994 ("fiscal 1994"). This increase was due to increases of $4,365,000 in revenues from research product sales over revenue for the similar activity in fiscal 1994 and by a $4,536,000 increase in revenues for the clinical reference laboratory operations. The increase in revenues from the clinical laboratory operations resulted primarily from an increase in volume of screening tests. The increase in research product sales resulted primarily from the Company's non-exclusive distribution agreements to distribute the Company's products.

     Research and development expenses increased by approximately $602,000 as a result of an increase in research programs and the amortization of patent costs. Cost of sales increased by approximately $3,099,000 as a result of increased revenue from the sale of research products and from the clinical reference laboratory. This increase resulted primarily from the Company's non-exclusive distribution agreements to distribute products. Included in the general and administrative expenses are legal fees of $2,977,000 and $1,663,000 for fiscal years 1995 and 1994, respectively.

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

     The operating profit from the research and development activities and related costs amounted to $479,000 in fiscal 1995 as compared to an operating loss of $493,000 in fiscal 1994. The increase in this profit is principally related to the Company's nonexclusive distribution agreements to distribute products. The operating profit from the clinical reference laboratories activities amounted to a profit of $2,146,000 as compared to an operating loss of $659,000 in fiscal 1994. This increase resulted principally from an increase in the volume of screening tests.

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

     JOHN B. SIAS (age 69) has been Director of the Company since January 1982. Mr. Sias has been President and Chief Executive Officer of Chronicle Publishing Company since April 1993. From January 1986 until April 1993,
Mr. Sias was President of ABC Network Division, Capital Cities/ABC, Inc. From 1977 until January 1986 he was the Executive Vice President, President of the Publishing Division (which includes Fairchild Publications) of Capital Cities Communications, Inc.

     JOHN J. DELUCCA (age 53) has been a Director of the Company since January 1982. Since October 1993, Mr. Delucca has been Senior Vice President and Treasurer of RJR Nabisco, Inc. From January 1992 until October 1993, he was managing director and Chief Financial Officer of Hascoe Associates, Inc. From October 1, 1990 to January 1992 he was President of The Lexington Group. From September 1989 until September 1990 he was Senior Vice President-Finance of the Trump Group. From May 1986 until August 1989, he was senior Vice President-Finance at International Controls Corp. From February 1985 until May 1986, he was a Vice President and Treasurer of Textron, Inc. Prior to that he was a Vice President and Treasurer of the Avco Corporation, which was acquired by Textron.

     During the fiscal year ended July 31, 1996, there were three (3) formal meetings of the Board of Directors, several actions by unanimous consent and several informal meetings. The Board of Directors has an Audit Committee and Stock Option Committee. The Audit Committee had one (1) formal meeting and the Stock Option Committee had three (3) formal meetings in fiscal 1996.

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



     DR. ELAZAR RABBANI (age 52) has served as President and a Director of the Company since its organization in 1976. Dr. Rabbani received his B.A. degree from New York University in Chemistry and his Ph.D. degree in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

     SHAHRAM K. RABBANI (age 44) has been an Executive Vice President of the Company since September 1981 and a Vice President, Treasurer and a Director of the Company since its organization. Mr. Rabbani received a B.A. degree in chemistry from Adelphi University.

     BARRY W. WEINER (age 46) has been an Executive Vice President since September 1981, a Vice President and Director of the Company since its organization and Secretary since March 1980. He was employed by Colgate-Palmolive Company, New York, New York from August 1974 until March 1980, when he joined the Company on a full-time basis. Mr. Weiner received his B.S. degree in Economics from New York University and a M.B.A. from Boston University.

     DR. NORMAN E. KELKER (age 57) has been a Vice President of the Company since September 1981. Effective January 1, 1989, he was promoted to Senior Vice President. From 1975 until he joined the Company, Dr. Kelker was an Associate Professor in the Department of Microbiology of the New York University School of Medicine. He holds a Ph.D. from Michigan State University.

     DR. DEAN ENGELHARDT (age 56) has been Vice President since September 1981. Effective January 1, 1989, he was promoted to Senior Vice President. Prior to joining the Company he was Associate Professor of Microbiology at Columbia University College of Physicians and Surgeons. He obtained his Ph.D. from Rockefeller University.

     HERBERT B. BASS (age 48) is Vice President of Finance of the Company. Prior to his promotion, Mr. Bass was the Corporate Controller of Enzo. Before joining Enzo in 1986, Mr. Bass held various positions at Danziger & Friedman, Certified Public Accountants, from 1979 to 1986, the most recent of which was audit manager. For the preceding seven years he held various positions at Berenson & Berenson, C.P.A.'s. Mr. Bass holds a Bachelor degree in Business Administration from Baruch College.

     DR. BARBARA E. THALENFELD (age 56) is Vice President of Corporate Development and has been with Enzo since 1982. Prior to joining the Company she held an NIH research fellowship at Columbia University. She received a Ph.D. from Hebrew University-Hadassah Medical Center and an MS from Yale University.

     DAVID C. GOLDBERG (age 39) is Vice President of Business Development. Prior to joining Enzo in 1985, he was employed at DuPont NEN Products. He received an MS from Rutgers University and an MBA from New York University.

     Dr. Elazar Rabbani and Shahram K. Rabbani are brothers and Barry W. Weiner is their brother-in-law.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 1996 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required under this item will be set forth in the Company's proxy statement to filed with the Securities and Exchange Commission on or before November 28, 1996 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 1996 and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K
          -----------------------------------------------------

(a)(1)    Consolidated Financial Statements
           Consolidated Balance Sheet - July 31, 1996 and 1995
           Consolidated Statement of Operations-
            Years ended July 31, 1996, 1995 and 1994
           Consolidated Statement of Stockholders' Equity-
            Years ended July 31, 1996, 1995 and 1994
           Consolidated Statement of Cash Flows-
            Years ended July 31, 1996, 1995 and 1994
           Notes to Consolidated Financial Statements.

   (2)    Financial Statement Schedule
            Schedule II - Valuation and Qualifying Accounts

          All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

   (3)    Exhibits

          The following documents are filed as Exhibits to this Annual Report on Form 10-K:

 EXHIBIT                   DESCRIPTION
   NO                      -----------
 -------
  3(a)     Certificate of Incorporation, as amended March 17, 1980.   (1)

  3(b)     June 16, 1981 Certificate of Amendment of the Certificate of
            Incorporation.   (2)

  3(c)     Certificate of Amendment to the Certificate of Incorporation.   (11)

  3(d)     Bylaws.         (1)

  4(a)     Indenture dated as of March 15, 1986, between registrant and The
            First National Bank of Boston, as Trustee.   (3)
  4(b)     Form of Purchase Agreement dated as of March 24, 1986, between
            registrant and the Purchasers.     (3)

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

  10(o) Extension Agreement dated October 31, 1990 between the registrant and The First National Bank of Boston filed herewith. (13)

  10(p)    Agreement with First New York Bank for Business filed herewith.  (14)
  10(q) Agreement with BioHealth Laboratories, Inc. shareholders filed herewith. (15)
  10(r)    Agreement with Johnson & Johnson, Inc. filed herewith.  (16)
  10(s)    1993 Incentive Stock Option Plan.  (16)
  10(t)    Employment Agreement with Elazar Rabbani.  (16)
  10(u)    Employment Agreement with Shahram Rabbani.  (16)
  10(v)    Employment Agreement with Barry Weiner.  (16)
  10(w)    1994 Stock Option Plan (17).
  10(x)    Stipulation of Settlement with the City of New York filed herewith.

  11       Computation of per-share earnings filed herewith.

  21       Subsidiaries of the registrant:
           Enzo Clinical Labs, Inc., a New York corporation.
           Enzo Diagnostics, Inc., a New York corporation.
           Enzo Therapeutics, Inc., a New York corporation.

  23       Consent of Independent Auditors filed herewith.

------------
                    NOTES TO (A)(3)

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

(17) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

___________________________
(b) The Company's Current Reports on Form 8-K filed during the quarter ended July 31, 1996 -- none
(c)    See Item 14(a)(3), above.
(d)    See Item 14(a)(2), above.

                                  *************

                               S I G N A T U R E S

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ENZO BIOCHEM, INC.


Date:  October 28, 1996         By:  /S/ ELAZAR RABBANI
                                    -------------------------
                                     President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /S/ ELAZAR RABBANI                            October 28, 1996
-----------------------------------
Elazar Rabbani, President
  and Chairman of Board of Directors
  (Principal Executive Officer)



     /S/ SHAHRAM K. RABBANI                         October 28, 1996
-----------------------------------
Shahram K. Rabbani, Executive
  Vice President, Treasurer and
  Director (Principal Financial and
  Accounting Officer)


    /S/ BARRY W. WEINER                             October 28, 1996
-----------------------------------
Barry W. Weiner, Executive
  Vice President, Secretary
  and Director


-----------------------------------
John B. Sias, Director


-----------------------------------
John J. Delucca, Director

FORM 10-K,  ITEM 14(a) (1) AND (2)
ENZO BIOCHEM, INC.


                  LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and financial statement schedules of Enzo Biochem, Inc. are included in Item 14(a):

Report of Independent Auditors                                             F-2

Consolidated Balance Sheet -- July 31, 1996 and 1995                       F-3

Consolidated Statement of Operations --
     Years ended July 31, 1996, 1995 and 1994                              F-4

Consolidated Statement of Stockholders' Equity --
     Years ended July 31, 1996, 1995 and 1994                              F-5

Consolidated Statement of Cash Flows --
     Years ended July 31, 1996, 1995 and 1994                              F-6

Notes to Consolidated Financial Statements                                 F-8


Schedule II - Valuation and Qualifying
     Accounts --Years ended July 31, 1996, 1995 and 1994                   F-27


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        Report of Independent Auditors


Board of Directors and Stockholders
Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. (the "Company") as of July 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31,1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



                                                          /s/ Ernst & Young LLP

Melville, New York
October  15, 1996

                                                        ENZO BIOCHEM, INC.
                                                    CONSOLIDATED BALANCE SHEET
                                                      July 31, 1996 and 1995

                                                                           LIABILITIES AND
         ASSETS                             1996            1995        STOCKHOLDERS'  EQUITY                1996          1995
         ------                             ----            ----        ---------------------                ----          ----
Current assets:                                                         Current liabilities:
 Cash and cash equivalents           $17,792,700     $11,067,900         Trade accounts payable          $1,281,700    $1,579,900

 Accounts receivable, less                                               Accrued legal fees               1,392,000       921,900
  allowance for doubtful accounts
  of $5,398,000 in 1996 and
  $2,127,000 in 1995                   10,488,200     10,915,200         Income taxes payable                   --      1,074,000

                                                                         Accrued leasehold costs          2,950,000     1,531,800
 Current portion of note
  receivable --
  litigation settlement                 5,000,000      5,000,000         Other accrued expenses             776,400       615,400

 Inventories                            1,810,500      2,197,500         Current portion of long-term
                                                                          debt                               34,600        31,700


                                                                         Current portion of obligations
                                                                          under capital leases               28,700        53,000
                                                                                                          ---------     ---------
  Other                                   822,900      1,076,500
                                       ----------     -----------

Total current assets                   35,914,300     30,257,100        Total current liabilities         6,463,400     5,807,700

Property and equipment, at cost less                                    Long-term debt                       46,600        81,200
 accumulated depreciation and
 amortization                          3,106,800     13,892,200

                                                                        Obligations under capital leases     67,100     4,617,000

Long-term portion of note receivable--
 litigation settlement                 9,113,600     13,121,000         Other deferred liabilities        1,008,000       839,800

Cost in excess of fair value of net                                     Commitments and contingencies
 tangible assets acquired, less                                          (Notes 6, 7 and 10)
 accumulated amortization of
 $3,128,000 in 1996 and
 $2,758,000 in 1995                     9,675,100     10,045,700        Stockholders' equity:
                                                                         Preferred Stock, $.01 par value;
Deferred patent costs, less                                               authorized 25,000,000 shares;
 accumulated amortization of                                              no shares issued or
 $2,176,000 in 1996 and                                                     outstanding
 $1,628,000 in 1995                     4,878,600      4,971,000         Common Stock, $.01 par value;
                                                                          authorized 75,000,000 shares;
                                                                          shares issued and outstanding:
Other                                     149,700        171,300          21,624,900 in 1996 and
                                      -----------    -----------          21,334,600 in 1995               216,400       213,500
                                                                         Additional paid-in capital     83,450,000    81,605,000
                                                                         Accumulated deficit           (28,413,400)  (20,705,900)
                                                                                                       -----------   -----------
                                      $62,838,100    $72,458,300
                                      -----------    -----------         Total stockholders' equity     55,253,000    61,112,600
                                      -----------    -----------                                       -----------   -----------
                                                                                                       $62,838,100   $72,458,300
                                                                                                       -----------   -----------
                                                                                                       -----------   -----------

See accompanying notes                                                F-3

                                                            ENZO BIOCHEM, INC.
                                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                 Years ended July 31, 1996, 1995 and 1994

                                                          1996                  1995              1994
                                                          ----                  ----              ----

Revenues:
   Operating revenues                                     $34,490,300           $31,699,900       $22,798,600

Costs and expenses:
   Cost of sales and diagnostic services                   15,439,700            13,876,500        10,778,000
   Research and development expense                         3,083,000             2,366,400         1,764,000
   Selling expense                                          2,714,800             2,754,200         2,053,200
   Provision for uncollectable accounts receivable          6,702,900             3,845,600         3,504,300
   General and administrative expense                       8,085,100            10,508,300         8,530,100
   Recovery of research contract receivable                    --                    --            (6,500,000)
   Litigation settlement, net of legal fees                    --               (21,859,700)            --
   Writedown of leasehold interest and related costs        7,613,400            11,400,000           600,000
                                                          ------------         ------------       -----------
                                                           43,638,900            22,891,300        20,729,600
                                                          ------------         -------------      -----------
Income (loss) before interest income, net, provision
   (benefit) for taxes on income and extraordinary item    (9,148,600)            8,808,600         2,069,000

Interest income, net                                        1,640,200               940,700            87,200
                                                          ------------         -------------        ------------
Income (loss) before provision (benefit) for taxes on
    Income and extraordinary item                          (7,508,400)            9,749,300         2,156,200

Provision (benefit) for taxes on income                       199,100             4,131,200        (2,945,000)
                                                          ------------        -------------      ------------
Income (loss) before extraordinary item                    (7,707,500)            5,618,100         5,101,200

Extraordinary item:
   Gain on extinguishment of debt                               --                   --                150,000
                                                          ------------             ---------         ---------

Net income (loss)                                         ($7,707,500)            $5,618,100        $5,251,200
                                                           ==========              =========         =========

Per common and common equivalent share:
   Income (loss) before extraordinary item                      $(.34)                  $.24              $.22
   Extraordinary item                                           --                     --                  .01
                                                           ----------              ---------          --------
   Net income (loss)                                            $(.34)                  $.24              $.23
                                                           ==========              =========          ========

Weighted average common shares                             22,593,000             23,075,100         22,627,600
                                                           ==========             ==========         ==========

See accompanying notes

                                               ENZO BIOCHEM, INC.
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   Years ended July 31, 1996, 1995 and 1994

                                                             Common Stock         Additional                         Total
                                                                                   paid-in       Accumulated     Shareholders'
                                                          Shares       Amount      Capital         deficit          equity
                                                        ----------    --------    -----------   -------------    -------------

Balance at July 31, 1993                                18,287,100    $182,900    $58,169,700   $(25,957,100)    $32,395,500

Net income for the year ended July 31, 1994                 --           --            --          5,251,200       5,251,200

Increase in common stock and paid-in capital due to
  debenture conversion                                      50,000         500        261,800         --             262,300

Increase in common  stock and paid-in capital due to
  exercise of stock options                                150,500       1,500        449,600         --             451,100

Increase in common stock due to investment from
  investor, net of expenses of approximately $17,000       940,000       9,400      7,493,500                      7,502,900

Increase in common stock and paid-in capital
  due to exchange of stock for debt, net of
  expenses of approximately $205,000                       394,600       3,900      5,378,000         --           5,381,900
                                                        ----------    --------    -----------     ----------     -----------
Balance at July 31, 1994                                19,822,200    $198,200    $71,752,600   $(20,705,900)    $51,244,900

Net income for the year ended July 31, 1995                                                        5,618,100       5,618,100

Increase in common stock and paid-in capital due to
  exercise of stock options and warrants                   210,800       2,200      1,393,400         --           1,395,600

Increase in common stock and paid-in capital due to
  exchange of stock for debt                               285,600       2,900      2,851,100         --           2,854,000

Increase in common stock and paid-in capital due to
  5% stock dividend                                      1,016,000      10,200      5,607,900    (5,618,100)          --
                                                        ----------    --------    -----------   -----------      -----------

Balance at July 31, 1995                                21,334,600    $213,500    $81,605,000  $(20,705,900)     $61,112,600

Issuance of stock for employee 401(k) plan                  10,200         100        145,700         --             145,800

Net loss for the year ended July 31, 1996                   --           --            --        (7,707,500)      (7,707,500)

Increase in common stock and paid-in capital due to
  exercise of stock options and warrants                   280,100       2,800      1,699,300         --           1,702,100
                                                        ----------    --------    -----------  ------------      -----------

Balance at July 31, 1996                                21,624,900    $216,400    $83,450,000  $(28,413,400)     $55,253,000
                                                        ----------    --------    -----------  ------------      -----------
                                                        ----------    --------    -----------  ------------      -----------

See  accompanying notes                                               F-5

                                                                     ENZO BIOCHEM, INC.
                                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          Years ended July 31, 1996, 1995 and 1994




                                                                                   1996              1995              1994
                                                                                   ----              ----              ----



Cash flows from operating activities:
    Net income (loss)                                                             $(7,707,500)       $5,618,100       $5,251,200
   Adjustments to reconcile net income (loss) to net cash provided (used)
      by operating activities:
      Depreciation and amortization of property and equipment                         894,400           862,600          736,400
      Amortization of costs in excess of fair value of net tangible assets
          acquired                                                                    370,600           369,600          368,800
      Amortization of deferred patent costs                                           547,200           484,300          439,700
      Provision for uncollectible accounts receivable and reimbursable costs
          on research contracts                                                     6,702,900         3,845,600        3,504,300
      Writedown of leasehold interest and related costs                             7,613,400        11,400,000          600,000
      Deferred income tax (benefit) provision                                            --           2,849,300       (3,049,300)
      Legal expenses converted into stock                                                --           1,455,700          246,000
      Recovery of research contract receivable                                           --                --         (6,500,000)
      Accretion of interest on note receivable                                       (992,600)         (494,000)           --
      Issuance of stock for employee 401K plan                                        145,800              --              --
      Gain on extinguishment of debt                                                     --                --           (150,000)
      Deferred rent and other assets                                                  168,200           167,300          178,100


     Changes in operating assets and liabilities:
         Note receivable - litigation settlement                                    5,000,000       (17,627,000)           --
         Accounts receivable before provision for uncollectable amounts            (6,275,900)       (5,488,900)      (7,812,100)
         Research contract receivable                                                    --           6,500,000            --
         Inventories                                                                  387,000          (94,800)         (447,800)
         Other assets                                                                 161,900         (184,900)         (105,800)
         Trade accounts payable, accrued leasehold costs and other
             accrued expenses                                                         143,900        (3,449,400)       2,759,800
         Income taxes payable                                                      (1,074,000)        1,074,000            --
         Accrued legal fees                                                            64,200         1,834,300          785,400
         Accrued interest payable                                                       --              (30,000)         (51,300)
                                                                                     --------           --------         --------



            Total adjustments                                                      13,857,000         3,473,700       (8,497,800)
                                                                                   ----------         ---------       -----------



                  Net cash provided (used) by operating activities                  6,149,500         9,091,800       (3,246,600)






                                 (Continued on following page)
                                              F-6

                                   ENZO BIOCHEM, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                        Years ended July 31, 1996, 1995, and 1994

                                                               1996           1995          1994
                                                            ---------     -----------   -----------
Cash flows from investing activities:
  Capital expenditures                                      $(651,100)    $(1,033,300)  $(1,174,700)
  Patent costs deferred                                      (363,000)       (392,600)     (286,800)
  (Increase) decrease in security deposits                    (28,400)         52,400       (48,500)
                                                           -----------    -----------   -----------

    Net cash used by investing activities                  (1,042,500)     (1,373,500)   (1,510,000)

Cash flows from financing activities:
  Payments of obligations under capital leases                (52,600)        (78,400)     (240,700)
  Proceeds from long and short term borrowings                   --             --        2,162,800
  Proceeds from the exercise of stock options and warrants  1,702,100       1,395,600       451,100
  Payment of loans payable to bank and long term debt         (31,700)     (2,118,500)   (1,416,700)
  Proceeds from issuance of stock                                --             --        7,520,000
  Payment for registration filing fees                           --             --         (222,800)
                                                          -----------      ----------   -----------
   Net cash provided (used) by financing activities         1,617,800        (801,300)    8,253,700
                                                          -----------      ----------   -----------
Net increase in cash and cash equivalents                   6,724,800       6,917,000     3,497,100

Cash and cash equivalents at the beginning of the year     11,067,900       4,150,900       653,800
                                                          -----------     -----------   -----------
Cash and cash equivalents at the end of the year          $17,792,700     $11,067,900    $4,150,900
                                                          -----------     -----------   -----------
                                                          -----------     -----------   -----------


See accompanying notes

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


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

Cash equivalents consist of short-term debt securities of the U.S. government that the Company intends to hold to maturity. The market values of these securities, as determined by quoted sources, approximated cost at July 31, 1996 and 1995.

   CONCENTRATION OF CREDIT RISK

Approximately 86% and 85% at July 31, 1996 and 1995, respectively, of the Company's net accounts receivable relate to its clinical reference laboratory business which operates in the New York Metropolitan area. Concentration of credit risk with respect to accounts receivable are limited due to the diversity of the Company's client base. However, the

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)


   CONCENTRATION OF CREDIT RISK (CONT'D)

Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during each of the fiscal years ended July 31, 1996, 1995 and 1994 approximated 14%, 12% and 17%, respectively of revenue. The Company recorded an additional provision for uncollectable accounts receivable of $3,500,000 based on trends that became evident in the fourth quarter, that additional reserves were needed primarily to cover lower collection rates under the Federal Medicare program and other third-party payors.

At July 31, 1996 and 1995, 12% and 13% of the Company's net accounts receivable relate to amounts due under non-exclusive world-wide distribution agreements with Boehringer Mannheim and Amersham. Operating revenues from Boehringer Mannheim represented approximately 25% and 22% of consolidated operating revenues in fiscal 1996 and 1995, respectively.

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

                          July 31, 1996, 1995 and 1994


NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)


   REVENUE RECOGNITION

Revenues from services from the clinical reference laboratory are recognized when services are provided. The Company's revenue is based on amounts billed or billable for services rendered, net of contractual adjustments and other arrangements made with third-party payors to provide services at less than established billing rates. Revenues from research product sales are recognized when the products are shipped.

   NET INCOME (LOSS) PER SHARE

Net income (loss) per share has been computed based upon the weighted average number of common shares and dilutive common stock equivalents outstanding during the year. In fiscal 1996, common stock equivalents have not been included because the effect of their inclusion would have been anti-dilutive. The net income (loss) per share amounts for fiscal 1996, 1995 and 1994 have been retroactively adjusted to reflect the 5% stock dividend declared in fiscal 1995 and for the 5% stock dividend declared in September 1996. For 1994, shares issuable upon conversion of the 9% convertible subordinated debentures are not common stock equivalents, are antidilutive and, therefore, are also excluded from the computation of net income (loss) per share.

   USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

   RECENTLY ISSUED ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard is effective for the Company's financial statements beginning in the first quarter of fiscal 1997. SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and the excess of cost over net assets acquired, related to those assets to be held and used in operations, whereby impairment losses are required to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)


   RECENTLY ISSUED ACCOUNTING STANDARDS (CONT'D)

generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets and certain identifiable intangibles that are expected to be disposed of. In the opinion of the Company's management, it is anticipated that the adoption of SFAS No. 121 will not have a material effect on the consolidated results of operations or financial condition of the Company.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions in fiscal 1997. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the 1997 consolidated financial statements proforma net income and per share amounts as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company has not yet determined if it will elect to change to the fair value method or provide the necessary proforma information, nor has it determined the effect the new standard will have on its operating and per share results should it elect to make such change.

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 2 - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS


Cash paid for interest reconciled to interest expense for the years ended July 31, 1996, 1995 and 1994 is as follows:


                                                1996      1995       1994
                                                ----      ----       ----

Cash paid for interest                         $27,100   $166,400   $165,700

Plus non cash items:
   Increase (decrease) in accrued interest
        payable.                                  --      (30,000)   (51,300)
                                               -------    --------   --------

Interest expense                               $27,100   $136,400   $114,400
                                               =======   ========   ========

In the years ended July 31, 1996, 1995 and 1994, the Company paid cash for income taxes of approximately $1,323,000, $232,000 and $94,000 respectively, and received refunds of income taxes previously paid of approximately $35,000 in fiscal 1996 and $27,000 in fiscal 1994.

OTHER NONCASH ITEMS:

During fiscal 1996, 1995 and 1994, the Company acquired property and equipment in the amount of $ 0, $129,300 and $76,400, respectively, which was financed through capital lease obligations.

During fiscal 1996, 1995 and 1994, approximately $1,418,000, $1,082,000 and
$282,000, respectively, has been accrued for construction costs, rent and legal fees related to the New York City leasehold. Interest accretion on the capital lease obligation for the New York City leasehold was approximately $ 0, $318,000 and $331,000, for fiscal 1996, 1995 and 1994, respectively.

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 2 - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS (CONT'D)


OTHER NONCASH ITEMS (CONT'D):


During fiscal 1994, Debentures of $262,000 were converted into 50,000 shares of the Company's Common Stock. On January 13, 1995, the Company paid in full the outstanding balance of the Debentures.

In fiscal 1994, the Company exchanged approximately $2,600,000 of accrued legal fees, construction costs and patent costs for approximately 205,000 shares of the Company's Common Stock. The Company also settled a lawsuit against the former owners of its subsidiary, Enzo Clinical Labs, Inc., by issuing approximately 190,000 shares with a market value of approximately $3,000,000. In fiscal 1995, the Company issued approximately 286,000 shares of common stock in exchange for approximately $2,900,000 in legal fees of which approximately $1,456,000 related to legal fees incurred in fiscal 1995.


NOTE 3 - INVENTORIES


At July 31, 1996 and 1995  inventories consist of:
                                                         1996          1995
                                                         ----          ----

  Raw materials                                       $74,000  $     60,800
  Work in process                                   1,232,000     1,508,200
  Finished products                                   504,500       628,500
                                                      -------       -------
                                                   $1,810,500    $2,197,500
                                                   ==========    ==========

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 4 - PROPERTY AND EQUIPMENT

At July 31, 1996 and 1995 property and equipment consist of:

                                                      1996             1995
                                                      ----             ----

  Laboratory machinery and equipment            $1,964,100     $  1,941,500
  Leasehold improvements                         2,194,300        2,146,200
  Office furniture and equipment                 3,639,000        3,422,400
                                                 ---------        ---------
                                                 7,797,400        7,510,100

  Accumulated depreciation and amortization      4,690,600        3,893,800
                                                 ---------        ---------
                                                 3,106,800        3,616,300
  Building under capital lease and related
       construction costs, including
       capitalized interest of $4,364,700
       in 1995 and net of cumulative writedown
       to estimated fair market value of
       $19,901,000 in 1995                           --          10,275,900
                                                 ---------       ----------
                                                $3,106,800      $13,892,200
                                                ==========      ===========

In the fourth quarter of fiscal 1996, the Company negotiated a settlement with the City of New York to relieve the Company from any further obligations related to the lease and to return the building to the City and the Company agreed to pay the City $2,950,000 in full settlement of all of the City's claims for unpaid taxes and rent. The Company issued to the City 203,450 shares of the Company's common stock in August 1996 in consideration of the settlement amount. If the City has not received the net proceeds of $2,950,000 upon the sale of such stock by March 17, 1997, the City shall return the remaining shares not sold, if any, and the Company shall pay the difference in cash. As a result of this settlement with the City, the Company incurred a charge against earnings in the amount of approximately $7,613,000 in the fourth quarter of fiscal 1996.

NOTE 5 - LOAN PAYABLE AND LONG-TERM DEBT

At July 31, 1996 and 1995, long-term debt consists of the following:

                                                              1996     1995
                                                              ----     ----

  8.75% loan payable to bank at $3,360
     per month through 1998                                $81,200  112,900

  Less current portion                                      34,600   31,700
                                                            ------   ------

  Total long-term debt                                     $46,600  $81,200
                                                           =======  =======

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 6 - LEASE OBLIGATIONS


  CAPITAL LEASES

 In December 1985, the Company entered into an agreement with the City of New York to lease, over a fifty-year term, a building located in New York City. In the fourth quarter of fiscal 1996, the Company negotiated a settlement with the City of New York to relieve the Company from any further obligations related to the lease and to return the building to the City (see Note 4).

The Company also leases certain office equipment and computers under capital leases. The cost and accumulated amortization of assets acquired under capitalized leases is approximately $259,000 and $144,000 at July 31, 1996 and $3,529,000 and $94,000 at July 31, 1995, respectively.

Minimum annual rentals under capital lease obligations for fiscal years ending July 31 are as follows:
                                                           EQUIPMENT LEASES

              1997                                               $ 37,700
              1998                                                 33,900
              1999                                                 33,900
              2000                                                  8,400
                                                                    -----

              Total of future annual
                   minimum lease payments                         113,900
              Less amount representing
                   interest                                        18,100
                                                                   ------

              Present value of minimum
                   lease payments                                $ 95,800
                                                                 ========

  OPERATING LEASES

Enzo Clinical Labs, Inc., ("Enzo Clinical Labs"), a wholly-owned subsidiary of the Company, leases its office and laboratory space under several leases which expire between September 1, 1994 and November 30, 2004. Certain officers of the Company own the building which Enzo Clinical Labs uses as its main facility. In addition to the minimum annual rentals of space, this lease is subject to an escalation clause. Rent expense under this lease approximated $751,000, $684,000 and $683,000 in fiscal 1996, 1995 and 1994, respectively.

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 6 - LEASE OBLIGATIONS (CONT'D)

   OPERATING LEASES (CONT'D)


Total consolidated rent expense incurred by the Company during fiscal 1996, 1995 and 1994 was approximately $1,227,000, $1,132,000 and $1,108,000, respectively.
Minimum annual rentals under operating lease commitments for fiscal years ending July 31 are as follows:



                             1997           1,053,000
                             1998           1,129,000
                             1999           1,092,000
                             2000           1,094,000
                             2001           1,071,000
                             Thereafter     1,406,000
                                            ---------
                                           $6,845,000
                                            =========



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

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 7 - LITIGATION (CONT'D)

   ORTHO DIAGNOSTIC SYSTEMS, INC. (CONT'D)


The outside legal counsel was compensated on a contingency basis. During fiscal 1995, the Company issued approximately 110,000 shares in exchange for $1.1 million in accrued legal fees.

On October 19, 1994, the Company executed a settlement agreement with J&J pursuant to which the Company received $15.0 million in cash, of which $6.5 million related to amounts due under the agreements referred to above, and a promissory note requiring J&J Ortho to pay a total of $5.0 million a year for each of the four successive anniversaries of said date. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality. These future payments are recorded at their net present value of $14.1 million at July 31, 1996 in the accompanying consolidated balance sheet, using a discount rate of 5.25%.


   CALGENE, INC.

   In March 1993, the Company filed suit in the United States District Court for the District of Delaware charging patent infringement and acts of unfair competition against Calgene, Inc. and seeking a declaratory judgment of invalidity concerning Calgene, Inc.'s plant antisense patent. On February 9, 1994, the Company filed a second suit in the United States District Court for the District of Delaware charging Calgene with infringement of a second antisense patent owned by the Company. Calgene filed a counterclaim in the second Delaware action seeking a declaration that a third patent belonging to the Company is invalid. The two Delaware actions were consolidated and were tried to the Court in April 1995. In addition, the Company filed suit on March 22, 1994 in the United States District Court for the Western District of Washington against Calgene and the Fred Hutchinson Cancer Research Center, alleging that the defendants had conspired to issue a false and misleading press release regarding a supposed "patent license" from Hutchinson to Calgene, and conspired to damage the Company's antisense patents by improperly using confidential information to challenge them in the Patent Office. The Complaint further charges that Hutchinson is infringing and inducing Calgene to infringe the Company's antisense patents.

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 7 - LITIGATION (CONT'D)


   CALGENE, INC.(CONT'D)


On February 2, 1996, the Delaware Court issued an opinion ruling against Enzo and in favor of Calgene, finding certain Enzo claims infringed, but the patent, as a whole not infringed, and finding the claims at issue for lack of enablement. Calgene's patent was found valid (non-obvious) over the prior art. On February 29, 1996, the Delaware Court issued an Order withdrawing its February 2, 1996 Opinion. Enzo intends to appeal from any adverse judgment. There can be no assurance that the Company will be successful in any of the foregoing matters or that Calgene, Inc. and/or Hutchinson will not be successful. However, even if the Company is not successful management does not believe there will be a significant monetary impact.



NOTE 8 - INCOME TAXES


The tax provision (benefit) is calculated under the provisions in Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes".

                                           1996          1995             1994
                                           ----          ----             ----

Current
     Federal                              --         $400,000              --
     State and local                    199,100       881,900          $104,300

Deferred
     Federal                              --        5,650,000                --
     State and local                      --        1,799,300           (49,300)
     Change in deferred tax asset
          valuation reserve related
          to net operating losses         --       (4,600,000)       (3,000,000)
                                       --------    -----------       -----------

Provision (benefit) for income taxes   $199,100    $4,131,200       $(2,945,000)
                                       ========    ==========       ============

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 8 - INCOME TAXES (CONT'D)

Current income taxes provided for in fiscal 1996 relate primarily to state and local taxes computed based upon capital.

Current income taxes of approximately $1,300,000 provided for in the fourth quarter of fiscal 1995 are primarily calculated on the alternative minimum tax method.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred income taxes are as follows:



                                        1996            1995           1994
                                        ----            ----           ----
Deferred tax liability:
     Deferred patent costs           $(2,037,000)   $(2,076,000)   $(2,110,000)
     Other                                --           (310,000)      (310,000)
                                      -----------      ---------      ---------
     Total deferred tax liabilities   (2,037,000)    (2,386,000)    (2,420,000)

Deferred tax assets:
     Writedown of leasehold interest       --          7,573,000      3,390,000
     Provision for uncollectable
          accounts receivable and
          research contract             1,240,000        574,000        490,000
     Net operating loss carryforwards   9,543,000         36,000      8,199,000
     Alternative minimum tax credits      403,000        600,000          --
     Other                                422,000        352,000        282,000
                                          -------        -------        -------
                                       11,608,000      9,135,000     12,361,000

Valuation allowance for deferred
     tax assets                       (9,571,000)     (6,749,000)   (7,092,000)
                                      -----------     -----------   -----------
Net deferred tax asset (liability)     $        0      $        0    $2,849,000
                                      ===========     ===========    ==========


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies which can be implemented by the Company in making this assessment. The Company has provided a full valuation allowance for the net deferred tax asset at July 31, 1996 and 1995. The

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 8 - INCOME TAXES (CONT'D)

decrease in the valuation allowance for deferred tax assets of $4,084,000 in fiscal 1994 relates primarily to the expected utilization of net operating loss carryforwards and deferred tax assets related to the Johnson & Johnson, Inc. settlement (see Note 7).

The Company has net operating loss carryforwards of approximately $22.8 million which are due to expire in 2011. The Company also has alternative minimum tax credits which are due to expire in 2001.

The provision (benefit) for income taxes were at rates different from U.S. federal statutory rates for the following reasons:

                                                      1996       1995      1994
                                                      ----       ----      ----
  Federal statutory rate                               34%        34%       34%

  Expenses not deductible for income
     tax return purposes                               (2%)        2%        7%

  State income taxes, net of federal                   (2%)       10%        2%

  No benefit for operating losses                     (33%)       44%      (41%)

  Change in valuation reserve related
      to benefits from operating losses                 --       (48%)    (139%)
                                                       ----      -----    ------
                                                       (3%)       42%     (137%)
                                                       ====       ===     ======


NOTE 9 - STOCK OPTIONS AND WARRANTS

The Company has a nonqualified stock option plan, an incentive stock option plan and a restricted stock incentive plan and has issued other options and warrants, as described below. All share information has been adjusted to reflect the 5% stock dividends declared on September 13, 1996 and June 5, 1995.


   NONQUALIFIED STOCK OPTION PLAN

The Company has a nonqualified stock option plan (the "Plan") under which options for up to 793,800 shares of Common Stock may be issued. No additional options may be granted under such plan. The exercise price of options granted under the terms of the Plan will be determined by the Board of Directors.

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 9 - STOCK OPTIONS AND WARRANTS (CONT'D)


A summary of nonqualified stock option transactions for the three years ended July 31, 1996 is as follows:

                                             NUMBER
                                           OF SHARES       EXERCISE PRICE
                                           ---------       --------------

Outstanding - July 31, 1993                168,384         $3.07

Exercised                                  (13,892)        $3.07
                                           --------

Outstanding - July 31, 1994 and 1995       154,492         $3.07

Exercised                                  (21,525)        $3.07
                                           --------

Outstanding - July 31, 1996                132,967         $3.07
                                           =======



The options granted are generally exercisable at 25% per year after one year and expire ten years after the date of grant and, at July 31, 1996 all nonqualified options were exercisable.


   INCENTIVE STOCK OPTION PLAN

The Company has an incentive stock option plan ("1983 plan") under which the Company may grant options for up to 992,250 shares of common stock. No additional options may be granted under the 1983 plan. The exercise price of options granted under such plan is equal to or greater than fair market value of the common stock on the date of grant. The Company has stock option plans ("1993 plan" and "1994 plan") under which the Company may grant options for up to 1,653,750 shares (1993 plan) and for up to 1,047,375 shares (1994 plan) of common stock. The options granted pursuant to the plans may be either incentive stock options or nonstatutory options. To date, the Company has only granted incentive stock

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 9 - STOCK OPTIONS AND WARRANTS (CONT'D)

options under these plans. A summary of incentive stock option transactions for the three years ended July 31, 1996 is as follows:

                                      NUMBER
                                      OF SHARES      EXERCISE PRICE
                                      ---------      --------------

Outstanding - July 31, 1993          1,118,055       $1.36 -  7.03

Exercised                              (42,557)      $1.36 -  4.09

Canceled                              (140,079)      $1.36 -  7.03

Issued                                 758,582       $8.96 - 14.52
                                       -------

Outstanding - July 31, 1994          1,694,001       $1.36 - 14.52

Exercised                             (115,938)      $1.36 -  7.03

Canceled                                (2,756)      $3.07

Issued                                 298,778       $8.73 - 10.31
                                       -------

Outstanding - July 31, 1995          1,874,085       $1.36 - 14.52

Exercised                             (117,210)      $1.36 -  9.07

Canceled                               (67,961)      $1.36 -  9.07

Issued                                 357,525       $13.57 - 18.81
                                       -------

Outstanding - July 31, 1996          2,046,439       $1.36 - 18.81
                                     =========

Incentive stock options generally become exercisable at 25% per year after one year and expire ten years after the date of grant. At July 31, 1996, under the incentive stock option plans 1,049,837 options were exercisable.

   RESTRICTED STOCK INCENTIVE PLAN

The Company has a restricted stock incentive plan whereby the Company may award up to 220,500 shares of its common stock. Under the terms of the plan, any shares issued are restricted in regard to sales and transfers for a period of five years after award. Such restrictions begin to expire at 25% per year after the second year of ownership. As of July 31, 1996, the Company has not awarded any shares of common stock under this plan.

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 9 - STOCK OPTIONS AND WARRANTS (CONT'D)


 OTHER OPTIONS AND WARRANTS

In fiscal 1982, the Company issued 33,736 warrants in connection with the sale of stock. These warrants were exercisable at $8.31 per share through June 1996 of which 16,868 warrants were exercised in fiscal 1994 and in fiscal 1996. As part of the restructuring of the Debenture in November 1991, the Company issued additional warrants to purchase 283,343 shares of common stock with an exercise price of $1.81 per share expiring ten years after the date of issue. In fiscal 1996, 1995 and 1994, 7,140, 4410 and 92,059 of these warrants were exercised, respectively. In connection with the issuance of newly issued shares of the Company's Common Stock to a private investor in fiscal 1994, the Company issued warrants to purchase 275,625 shares of common stock with exercise prices ranging from $7.26 to $10.89 per share. In fiscal 1996, 1995 and 1994, 121,275, 110,250 and 44,100 of these warrants were exercised, respectively. In fiscal 1996, the Company issued warrants to purchase 85,575 shares of common stock with an exercise price ranging from $9.51 to $16.67 per share which expire five years after the date of issue.
In fiscal 1996, 9,975 of these warrants were exercised and 12,075 were cancelled.


                                 *  *  *  *  *






As of July 31, 1996, the Company has reserved 4,334,058 shares under the arrangements described above.

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 10 - COMMITMENTS

The Company has an exclusive licensing agreement to an invention covered by licensed patents. Under this agreement, the Company is required to make certain minimum royalty payments of $200,000 per year through the life of the patents.

                                                    ENZO BIOCHEM, INC.
                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                July 31, 1996, 1995 and 1994
Note 11 - Lines of business

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

                                          AT JULY 31, 1996 AND FOR                          AT JULY 31, 1995 AND FOR
                                             THE YEAR THEN ENDED                               THE YEAR THEN ENDED
                                             -------------------                               -------------------
                                      RESEARCH     CLINICAL                              RESEARCH     CLINICAL
                                        AND       REFERENCE                                AND       REFERENCE
                                    DEVELOPMENT  LABORITORIES       TOTAL              DEVELOPMENT  LABORITORIES       TOTAL
                                    -----------  ------------       -----              -----------  ------------       -----
Operating revenues:
  Sales and diagnostic services         $12,946       $21,544     $34,490                   $9,548       $22,152     $31,700
                                        =======       =======     =======                   ======       =======     =======

Operating profit (loss)                    $449          $124        $573                     $479        $2,146      $2,625
                                           ====          ====                                 ====        ======
  Investment income                                                 1,667                                              1,077
  Corporate expenses                                               (2,135)                                            (4,413)
  Writedown of leasehold interest
    and related costs                                              (7,613)                                           (11,400)

  Recovery of research contract
    receivable                                                       --                                                 --

  Litigation settlement, net of
    legal fees                                                       --                                               21,860
                                                                   ------                                             ------

Income (loss) before provision
  (benefit) for taxes on income
  and extraordinary items                                         $(7,508)                                            $9,749
                                                                  =======                                             ======

Identifiable assets                     $22,309       $22,731     $45,040                  $27,196       $23,867 (a) $51,063
                                        =======       =======                              =======       =======

Corporate assets, principally
   cash and cash equivalents,
   short-term investments,
   deferred financing costs,
   building under capital leases
   and funds held in escrow                                        17,798                                             21,395
                                                                   ------                                             ------
                                                                  $62,838                                            $72,458
                                                                  =======                                            =======
Depreciation and amortization              $576        $1,236      $1,812                     $514        $1,202      $1,716
                                           ====        ======      ======                     ====        ======      ======

Property and equipment
  expenditures                              $45          $388        $433                      $41          $989      $1,030
                                            ===          ====                                  ===          ====
Corporate property and
  equipment expenditures                                              266                                                132
                                                                      ---                                                ---
                                                                     $699                                             $1,162
                                                                     ====                                             ======



                                         AT JULY 31, 1994 AND FOR
                                            THE YEAR THEN ENDED
                                            -------------------
                                      RESEARCH     CLINICAL
                                        AND       REFERENCE
                                    DEVELOPMENT  LABORITORIES       TOTAL
                                    -----------  ------------       -----
Operating revenues:
  Sales and diagnostic services          $5,183       $17,616     $22,799
                                         ======       =======     =======

Operating profit (loss)                   ($493)        ($659)    ($1,152)
                                         ======       =======
  Investment income                                                   202
  Corporate expenses                                               (2,794)
  Writedown of leasehold interest
    and related costs                                                (600)

  Recovery of research contract
    receivable                                                      6,500

  Litigation settlement, net of
    legal fees                                                       --
                                                                   ------

Income (loss) before provision
  (benefit) for taxes on income
  and extraordinary items                                          $2,156
                                                                   ======

Identifiable assets                      $17,261      $20,393 (a) $37,654
                                         =======      =======
Corporate assets, principally
  cash and cash equivalents,
  short-term investments,
  deferred financing costs,
  building under capital leases
  and funds held in escrow                                         27,389
                                                                   ------
                                                                  $65,043
                                                                  =======
Depreciation and amortization               $484       $1,061      $1,545
                                            ====       ======      ======

Property and equipment
  expenditures                               $16         $839        $855
                                             ===         ====
Corporate property and
  equipment expenditures                                              930
                                                                     ----
                                                                   $1,785
                                                                   ======

(a) Includes cost in excess of fair value of net tangible assets acquired of $9,675 in 1996, $10,046 in 1995, and $10,391 in 1994.

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


NOTE 12 - EMPLOYEE BENEFIT PLAN

The Company has a qualified Salary Reduction Profit Sharing Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 1996, 1995 and 1994, the Company has authorized employer contributions of 25% of the employees' contribution up to 6% of the employees' compensation in Enzo Biochem, Inc. common stock. The 401(k) employer contributions expense converted into the Company's common stock was $145,800 in fiscal year 1996. The 401(k) employer contribution expense in 1995 and 1994 was not material.


NOTE 13 - SUPPLEMENTARY EARNINGS PER SHARE

The Company converted $262,000 in principal of the Company's outstanding Debentures into 52,500 shares of Common Stock in 1994. Pro forma earnings per share information as if the conversion had occurred at the beginning of the period would be as follows:


                                                      1994
                                                      ----

    Income before extraordinary items                 $.22
    Extraordinary items                                .01
                                                     -----
    Net income                                        $.23
                                                      ====

    Weighted average common shares              22,632,800
                                                ==========



NOTE 14 - STOCK DIVIDEND

On June 5, 1995, the Company declared a 5% stock dividend paid July 31, 1995 to shareholders of record as of July 3, 1995. The stock price on the date of declaration was $10.125. The dividend has been charged against accumulated deficit to the extent of net income in fiscal 1995. On September 13, 1996, the Company declared another 5% stock dividend payable on October 29, 1996 to shareholders of record as of October 8, 1996.

                                          ENZO BIOCHEM, INC.
                                       SCHEDULE II - VALUATION
                                       AND QUALIFYING ACCOUNTS
                               YEARS ENDED JULY 31, 1996, 1995 AND 1994

                                                              ADDITIONS
                                                              ---------
                                        BALANCE AT           CHARGED      CHARGED
                                        BEGINNING           TO COSTS      TO OTHER       (ADDITIONS)         BALANCE AT
DESCRIPTION                             OF PERIOD       AND EXPENSES      ACCOUNTS       DEDUCTIONS        END OF PERIOD
-----------                             ----------      ------------      --------       -----------       -------------
1996

Allowance for doubtful accounts
 receivable                             $2,127,000       $6,702,900            -           $3,431,900(1)     $5,398,000

Allowance for deferred tax
 valuation                              $6,749,000           -                 -          $(2,822,000)       $9,571,000

1995

Allowance for doubtful accounts
 receivable                             $1,956,000       $3,845,600            -           $3,674,600(1)     $2,127,000

Allowance for deferred tax valuation    $7,092,000           -                 -             $343,000(1)     $6,749,000

1994

Allowance for doubtful accounts
 receivables                            $2,016,000       $3,504,300            -           $3,564,300(1)     $1,956,000

Allowance for deferred tax valuation   $11,176,000           -                 -           $4,084,000        $7,092,000

Allowance for doubtful research
 contract receivable                    $6,500,000           -                -            $6,500,000(2)     $    -

(1) Write-off of uncollectable accounts receivable.
(2) Recovery of research contract receivable.

                                                  INDEX
                                                    OF
                                             EXHIBITS FILED WITH
                                        FORM 10-K FOR FISCAL YEAR ENDED
                                                JULY 31, 1996
                                                    OF
                                              ENZO BIOCHEM, INC

EXHIBIT                             EXHIBIT NUMBER                     PAGE
-------                             --------------                     ----
Stipulation of Settlement              10(x)                            E-2
with the City of New York

Computation of per-share               11                               E-25
earnings

Consent of Ernst & Young LLP           23                               E-26