Form 10-Q
period 1996-10-31
ENZO BIOCHEM INC
filed 1996-12-16
CIK 316253

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

Mark one

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

/ /                                       or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                            Commission File Number 1-9974

                                  ENZO BIOCHEM, INC.
                    ---------------------------------------------
                (Exact name of registrant as specified in its charter

NEW YORK                                                  13-2866202
------------------                                    ----------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

60 EXECUTIVE BLVD., FARMINGDALE, NEW YORK                     11735
-----------------------------------------                 -----------
(Address of principal executive office)                         (Zip Code)

(516-755-5500)
------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE                THE AMERICAN STOCK EXCHANGE
----------------------------                ---------------------------
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

                                   Yes   X      No
                                        ---

As of December 13, 1996 the Registrant had 23,085,016 shares of Common Stock outstanding.

                                  ENZO BIOCHEM, INC.

                                      FORM 10-Q

                                   October 31, 1996




                                        INDEX
                                        -----




                                                                PAGE
                                                               NUMBER


PART  I - FINANCIAL INFORMATION


Item 1.  Financial Statements

    Consolidated Balance Sheet - October 31, 1996
     and July 31, 1996                                               3

    Consolidated Statement of Operations
     For the three months ended October 31, 1996 and 1995            5

    Consolidated Statement of Cash Flows
     For the three months ended October 31, 1996 and 1995            6

    Notes to Consolidated Financial Statements                       8

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                  10

                                  ENZO BIOCHEM, INC.
                            PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


                              CONSOLIDATED BALANCE SHEET


                                                 October 31,    July 31,
                                                    1996          1996
                                                 (unaudited)
                                                 _____________________
                                                      (in thousands)

                                        ASSETS

Current assets:
     Cash and cash equivalents                   $ 23,518       $ 17,793
     Accounts receivable, less allowance
       for doubtful accounts                        9,901         10,488
     Current portion of note receivable -
       litigation settlement                        5,000          5,000
     Inventories                                    1,736          1,810
     Other                                          2,204            823
                                                 ---------      --------

           Total current assets                    42,359         35,914

Property and equipment, at cost, less accumulated
   depreciation and amortization                    2,983          3,107
Long term portion of note receivable - litigation
      settlement                                    4,364          9,114
Cost in excess of fair value of net tangible assets
      acquired, less accumulated amortization       9,582          9,675
Deferred patent costs, less accumulated
      amortization                                  4,778          4,878
Other                                                 144            150
                                                 --------       --------
                                                 $ 64,210       $ 62,838
                                                 --------       --------
                                                 --------       --------

                                  ENZO BIOCHEM, INC.
                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      October 31,    July 31,
                                                         1996          1996
                                                      (unaudited)
                                                      ________________________
                                                           (in thousands)


Current liabilities:
     Trade accounts payable                           $ 1,010        $ 1,281
     Accrued legal fees                                 1,064          1,392
     Accrued leasehold costs                               --          2,950
     Other accrued expenses                               569            776
     Current portion of long-term debt                     35             35
     Current portion of obligations under
       capital leases                                      27             29
                                                      -------        -------

          Total current liabilities                     2,705          6,463

Long-term debt                                             38             47
Obligations under capital leases                           60             67
Other deferred liabilities                              1,009          1,008
Stockholders' equity:
    Preferred Stock, $ .01 par value; authorized
       25,000,000 shares no shares issued or
       outstanding
    Common Stock, $ .01 par value; authorized
       75,000,000 shares;  shares issued and
       outstanding; 23,076,000 shares at October
       31,1996 and 21,624,900 shares at July 31,1996      231            216
    Additional paid-in capital                         88,458         83,450
    Accumulated deficit                               (28,291)       (28,413)
                                                      --------       --------

        Total stockholders' equity                     60,398         55,253

                                                       ------         ------
                                                     $ 64,210       $ 62,838
                                                     --------       --------
                                                     --------       --------



See accompanying notes

                                  ENZO BIOCHEM, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)



                                                 Three Months Ended October 31,
                                                 _____________________________
                                                      1996           1995
                                          ____________________________________
                                         (In thousands, except per share data)



Revenues:
    Research product sales                            $ 3,173        $ 3,037
    Clinical laboratory services                        4,832          5,519
                                                        -----          -----

        Total operating revenues                        8,005          8,556

Costs and expenses:
     Cost of research product sales                     1,924          1,814
     Cost of clinical laboratory services               1,695          1,867
     Research and development expenses                    908            585
     Selling expenses                                     599            605
     Provision for uncollectable accounts
       receivable                                       1,536            770
     General and administrative expenses                1,682          1,971
                                                        -----          -----

              Total costs and expenses                  8,344          7,612

Income (loss) before interest and provision
    for income taxes                                     (339)           944
Interest income (expense) net                             478            377
                                                       ------        -------
Income before provision for income taxes                  139          1,321
Provision for taxes on income                             (17)          (417)
                                                       -------      ---------

Net income                                              $ 122          $ 904
                                                      -------        -------
                                                      -------        -------

Net income per share                                   $ 0.01         $ 0.04
                                                       ------         ------
                                                       ------         ------

Weighted average common shares                         23,809         23,647
                                                       ------         ------
                                                       ------         ------



See accompanying notes

                                  ENZO BIOCHEM, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                 Three Months Ended October 31,
                                                 __________________________
                                                      1996           1995
                                            ________________________________
                                       (In thousands, except per share data)


Cash flows from operating activities:

Net income                                                 $ 122         $ 904
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of property
       and equipment                                         212           217
     Amortization of costs in excess of fair
       value of tangible assets acquired                      93            92
     Amortization of deferred patent costs                   150           120
     Provision for uncollectable accounts receivable       1,536           770
     Accretion of interest on note receivable               (250)         (225)
     Other                                                     8           108

Change in assets and liabilities:
     Note receivable - J & J settlement                    5,000         5,000
     Accounts receivable before provision for
       uncollectable amounts                                (949)       (1,705)
     Inventories                                              74           (34)
     Prepaid expense                                         228           242
     Trade accounts payable and other accrued
       expenses                                             (427)         (377)
     Accrued legal fees                                      (18)          (66)
     Income taxes payable                                     --          (802)
     Deferred liabilities                                     --            42
                                                           -----         -----
                                                           5,657         3,382
                                                           -----         -----

        Net cash provided by operating activities        $ 5,779       $ 4,286
                                                         -------       -------

                                  ENZO BIOCHEM, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                 Three Months Ended October 31,
                                                 __________________________
                                                      1996           1995
                                                 ___________________________
                                                        (In Thousands)



Cash flows from investing activities:
     Capital expenditures                                  (88)           (62)
     Patent costs deferred                                 (50)           (48)
     Security deposits                                       6             --
                                                           ---          -----

     Net cash used in investing activities                (132)          (110)

Cash flows from financing activities:

      Payments of obligations under capital lease          (16)           (25)
      Proceeds from exercise of stock options               94            246
                                                        ______         ______

      Net cash provided by used in financing activities      78           221
                                                        ------         ------

Net increase in cash and cash equivalents                5,725          4,397
Cash and cash equivalents at the beginning of the year  17,793         11,068
                                                        ------         ------

Cash and cash equivalents at the end of the period    $ 23,518       $ 15,465
                                                      --------       --------
                                                      --------       --------

                                  ENZO BIOCHEM, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   October 31, 1996
                                     (Unaudited)



1. The consolidated balance sheet as of October 31, 1996, the consolidated statement of operations for three months ended October 31, 1996 ("1997 Period") and 1995 ("1996 Period") and the consolidated statement of cash flows for the three months ended October 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1996 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results that maybe expected for the full year.

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard is effective for the Company's financial statements beginning in the first quarter of fiscal 1997. SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and the excess of cost over net assets acquired, related to those assets to be held and used in operations, whereby impairment losses are required to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets and certain identifiable intangibles that are expected to be disposed of. In the opinion of the Company's management, the adoption of SFAS No. 121 did not have a material effect on the consolidation results of operations or financial condition of the Company.

2. On October 19, 1994 the Company executed a settlement agreement with Johnson & Johnson, Inc. in the aggregate amount of $35.0 million pursuant to which the Company received $15.0 million, and a promissory note requiring Johnson & Johnson and its subsidiary, Ortho Diagnostics, Inc., to pay $5.0 million a year for each of the four successive anniversaries of said date. These future payments are recorded at net present value discounted using an interest rate of 5.25%. Pursuant to the terms of the settlement, all of the Company's

                                  ENZO BIOCHEM, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   October 31, 1996
                                     (Unaudited)



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

4. On December 1, 1985, the Company entered into an Agreement with the City of New York to lease, over a fifty-year term, a six-story building located in New York City. In the fourth quarter of fiscal 1996, the Company negotiated a settlement with the City of New York to relieve the Company from any further obligations related to the lease and to return the building to the City and the Company agreed to pay the City $2,950,000 in full settlement of all of the City's claims for unpaid taxes and rent. The Company issued to the City 213,623 shares of the Company's common stock in August 1996 in consideration of the settlement amount. If the City has not received the net proceeds of $2,950,000 upon the sale of such stock by March 17, 1997, the City shall return the remaining shares not sold, if any, and the Company shall pay the difference in cash. As a result of this settlement with the City, the Company incurred a charge against earnings in the amount of approximately $ 7.6 million in the fourth quarter of fiscal 1996.

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

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Company at October 31,1996, had cash and cash equivalents of $ 23.5 million, an increase of $ 5.7 million from July 31,1996. The Company had net working capital of $ 39.7 million at October 31,1996 compared to $ 29.5 million at July 31,1996.

The Company's income before taxes was $ 139,000 which includes depreciation and amortization aggregating approximately $ 455,000. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

Net cash provided by operating activities for the October 31, 1996 quarter was approximately $ 5.8 million and includes $ 5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. as compared to net cash provided by operating activities of $ 4.3 million for the prior period. The increase in net cash provided by operating activities from the 1996 period to the 1997 period was primarily due to the Company's decrease in net income from October 31, 1996 and an increase provision for uncollectable accounts receivable of $ 766,000, offset by the decrease in accounts receivable and the decrease in income taxes payable.

Net cash used by investing activities increased by $ 22,000 from the 1996 period primarily as a result of an increase in capital expenditures.

Net cash provided by financing activities decreased by $ 143,000 from the 1996 period primarily as a result of the decrease in proceeds from the exercise of stock options.



RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1995

Revenues from operations for the period ended October 31,1996 decreased by $ 551,000 over revenues from operations for the period ended October 31,1995. This decrease was due to an increase of $ 136,000 in revenues from research product sales resulting primarily from the Company's non-exclusive distribution agreements for the Company's products offset by a decrease of $ 687,000 in revenue for the clinical reference laboratory operation. The decrease in revenues from the clinical laboratory operations resulted primarily from a reduction in reimbursements rates from the Medicare program and to a lesser extent, a decrease in volume from unprofitable diagnostic screening tests.

Cost of sales decreased by approximately $ 62,000 as a result of an increase of 110,000 in the cost of sales of research products from the Company's distribution agreements activities offset by a decrease in the cost of clinical laboratory services of $ 172,000. This decrease is primarily due to the improved efficiencies of performing certain diagnostics screening tests.

Research and development expenses increased by approximately $ 323,000 as a result of an increase in research programs and to a lesser extent the increase in amortization of patent costs.

The provision for uncollectable accounts receivable increased by $ 766,000 primarily due to the fact that additional reserves were needed primarily to cover lower collection rates under the Federal Medicare programs and other third-party insurance carriers. The health care industry is undergoing significant change as third-party payors, such as Medicare and insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

Selling and general and administration expenses decreased by $ 295,000 primarily due to a decrease in legal fees and the overall improved efficiencies at the clinical reference laboratory.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                 ENZO BIOCHEM, INC.
                                                 ------------------
                                                     (registrant)




Date:  December 13, 1996                         by:/s/ Shahram K. Rabbani
                                                    ----------------------
                                                 Chief Operating Officer,
                                                 Secretary and Treasurer