Form 10-K/A
period 1996-07-31
ENZO BIOCHEM INC
filed 1996-12-26
CIK 316253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-K/A-1


Mark one
 |X|      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended July 31, 1996

                                       or

 |_|      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________ to ____________________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                            13-2866202
---------------------------------                           -------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

     60 Executive Boulevard,
      Farmingdale, New York                                          11735
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

        (5l6) 755-5500
-------------------------------
(Registrant's telephone number,
    including area code)

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

                                 Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of October 21, 1996, the Registrant had 21,951,349 shares of Common Stock outstanding.

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

     Through Enzo Diagnostics, the Company has devoted a major portion of its research and development activities to develop simple and reliable test formats and protocols for the commercialization of nucleic acid-based diagnostics as well as other diagnostic products. A key system for Enzo is its non-radioactive BioProbe(R) nucleic acid probe system and the Company continued to introduce new products based on this technology into the research market during fiscal 1996.

     The product development programs of the Company include developing BioProbe(R) nucleic acid probe products to detect sexually transmitted diseases, such as AIDS, herpes, chlamydia, gonorrhea, and other infectious diseases, such as tuberculosis, cytomegalovirus, hepatitis and Epstein-Barr virus (implicated in mononucleosis). The Company markets several product lines containing BioProbe(R) nucleic acid probe products.

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

Clinical Reference Laboratory

     The Company, through Enzo Clinical Labs, operates a clinical reference laboratory which offers full diagnostic services to the greater New York medical community. The services Enzo Clinical Labs provides include chemistry, blood tests, cytology studies, tissue pathology, hormone studies, and diagnostic procedures which seek to detect precancerous conditions, cancers in cervical specimens and sexually transmitted diseases. Enzo Clinical Labs provides these services primarily to physicians as well as to clinics, nursing homes and other clinical laboratories. Enzo Clinical Labs operates a regional clinical reference laboratory on Long Island and also operates twelve satellite patient service centers in the greater New York area, including a stat laboratory in Manhattan. The patient service center collects the specimens as requested by the physician. The specimens are sent through the Company's in-house courier system to the Company's laboratory for testing. A "STAT lab" is a laboratory that has the ability to perform certain routine tests quickly and report results to the physician immediately.


     Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the client, indicate the tests to be performed and provide the necessary billing information. Once this information is entered into the computer system, the tests are performed and the results are entered primarily through computer interface or manually. Most routine testing is completed by early the next morning, and test results are printed and prepared for distribution. Some clients have local printer capability and have reports printed out directly in their offices. Clients who request that they be called with a result are so notified in the morning.


     The Company currently offers over 2,000 different clinical laboratory tests or procedures. Several hundred of these are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication or to search for an otherwise undiagnosed condition. These routine procedures are most often used by practicing physicians in their outpatient office practices.


     Approximately 86% and 85% at July 31, 1996 and 1995, respectively, of the Company's net accounts receivable relate to its clinical reference laboratory business which operates in the New York Metropolitan area. The Company believes that the concentration of credit risk with respect to accounts receivable are limited due to the diversity of the Company's client base. However, the Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during each of the fiscal years ended July 31, 1996, 1995 and 1994 approximated 14%, 12% and 17%, respectively of the Company's total revenue. The Company recorded an additional provision for uncollectible accounts receivable of $3,500,000 based on trends that became evident in the fourth quarter of fiscal 1996 that additional reserves were needed primarily to cover lower collection rates under the Federal Medicare program and other third-party payors. For the year ended July 31, 1996, 1995 and 1994 no other payor accounted for more than 10% of the Company's revenues.

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

Marketing Strategy

     Product Development Activities

     Enzo's initial commercialization program for the BioProbe(R) nucleic acid probe systems included filing major U.S. and foreign patent applications, clinical evaluation, and Food and Drug Administration (FDA) submissions. The Company has obtained clearance for a number of FDA approved diagnostics for sale to clinical reference laboratories and researchers through Enzo Diagnostics. BioProbe(R) nucleic acid probe products are also sold to the research market, where FDA clearance is not required. The Company has been successful in obtaining FDA clearance for four totally Enzo-developed DNA probe products. The Company believes that significant delays will not be encountered with any future probe product submissions to the FDA since products based on the BioProbe(R) nucleic acid probe system have been FDA cleared. However, there can be no assurance that delays will not be incurred.

     Through Enzo Diagnostics, the Company manufactures and markets its BioProbe(R) nucleic acid probe products for research applications. These BioProbe(R) research products include products which allow researchers to make their own non-radioactive DNA probes as well as complete DNA probe kits which contain all reagents necessary for detecting various disease pathogens in clinical samples.

     Enzo Diagnostics markets a variety of in situ hybridization kits. PathoGene(R) DNA probe kits detect specific pathogens including human papillomavirus (HPV), herpes simplex virus, cytomegalovirus, Epstein-Barr virus, adenovirus, hepatitis B virus and Chlamydia trachomatis. Its BioPap(R) DNA probe kits detect certain types of HPV in Pap smear samples. An enhanced detection procedure that will enable the pathologist to identify the presence of fewer virus particles by increasing the sensitivity of the assay was developed by the Company. These products compete directly with products labeled with various radioactive isotopes. In addition to the in situ hybridization kits, Enzo Diagnostics also markets kits based on its proprietary microplate hybridization format. Microplate Hybridization Assays have been developed for the detection of the AIDS-causing virus (HIV-1). Kits are also available to detect HIV-2, another strain of the AIDS virus, hepatitis virus, the bacteria causing tuberculosis
(TB) and members of the Mycobaterium tuberculosis (MTB) complex.

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

     In addition to nucleic acid-based products, the Company also produces and sells other types of research products, such as monoclonal antibodies. The products are marketed through direct sales, an extensive product catalog, advertising in scientific and trade journals and U.S. and foreign distributors. In fiscal 1993, Enzo Diagnostics began to expand its non-exclusive distribution arrangements for its proprietary products in both the U.S. and foreign markets with various companies having worldwide distribution and with companies having local foreign distribution. In fiscal 1994, the Company continued to expand these distribution arrangements and began a policy of using joint labels on all products marketed by its distributors. In April 1994, the Company signed a multi-year non-exclusive worldwide distribution and supply agreement with Boehringer Mannheim Biochemicals. Under the terms of this agreement, Boehringer Mannheim distributes to the global medical research market, a broad range of biochemical products and reagents manufactured and supplied by Enzo. The agreement includes products based on nonradioactive DNA probe technology and includes products that were developed and marketed by Boehringer Mannheim prior to the agreement, as well as products developed by the Company, all of which are covered by Enzo patents. The agreement took effect in April 1994 and extends for the life of the last patent to expire for products involved. In February 1995, a multi-year non-exclusive distribution agreement was signed with Amersham International which provides for Amersham to market a broad group of products developed and marketed by Amersham, as well as products developed by Enzo Diagnostics. All products are based on nonradioactive DNA labeling technologies covered by Enzo patents. See Note 1 of Notes to Consolidated Financial Statements. A multi-year non-exclusive distribution agreement, also covering the Company's line of proprietary DNA labeling products and reagents was concluded in May 1995 with Dako A/S, a privately-held international company with headquarters in Copenhagen, Denmark and subsidiaries worldwide, including the Dako Corporation based in Carpinteria, California. In September 1995 a similar multi-year non-exclusive distribution agreement was concluded with VWR Scientific Products, a leader in the medical research market that was formerly an operating unit of Baxter Health Care. The Company continues to have discussions with other potential distributors.


     At July 31, 1996 and 1995, 12% and 13% of the Company's net accounts receivable relate to amounts due from Boehringer Mannheim and Amersham, collectively. Operating revenues from Boehringer Mannheim represented approximately 25% and 22% of consolidated operating revenues in fiscal 1996 and 1995, respectively.

     The Company had previously entered into distribution agreements with certain Johnson & Johnson, Inc. (J&J) subsidiaries in Europe, one of which continues to be in effect. Ortho

Diagnostics continues to be the Company's distributor for marketing, distribution and sale in Italy for the Company's BioProbe(R) and other products.

     The Company, because of its various proprietary diagnostic technologies, may enter into joint ventures with other biotechnology companies or other health care companies with marketing resources and/or complementary technology or products to more fully take advantage of market opportunities.

     Clinical Reference Laboratory

     Enzo Clinical Labs is a major regional clinical reference laboratory offering full service diagnostic testing in the greater New York marketplace. Its services are marketed by a professional sales force who serve client physicians, clinics, nursing homes and other clinical laboratories in the area. A key marketing strategy has been the strategic placement of a network of patient service centers, where patients can go to have samples taken upon the request of their physicians. The Company operates a stat laboratory at its Manhattan patient service center, affording its client physicians rapid test turnaround. The diagnostic service business provides Enzo Diagnostics with a practical application of its products, making it possible to more appropriately tailor diagnostic products to the end-user. The Company's BioProbe(R) nucleic acid probe products offer Enzo Clinical Labs a marketing tool by establishing it among the first to offer nucleic acid based tests.

     The Company offers its services through direct sales representatives. Sales representatives market the laboratory services primarily to physicians, clinics, hospitals and other laboratories. The Company's sales representatives are compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual's qualifications and responsibilities. Commissions are primarily based upon the individual's productivity in generating new business for the Company.


     The Company also employs customer service representatives ("CSR's") to interact with clients on an ongoing basis. CSR's monitor the status of the services being provided to clients, act as problem solvers, provide information on new testing developments and serve as the client's regular point of contact with the Company. CSR's are compensated with a salary commensurate with each individual's qualifications and responsibilities.


     Health care reform, the shift to managed care and increased competition by hospitals all had an impact on the clinical laboratory testing industry. The Company expects these trends to continue and plans to respond by shifting additional sales staff to support the managed care market segment.

Technology and Product Development

     The major focus of the Company's product development program has been toward the commercialization of nucleic acid probe-based in vitro diagnostics for specific pathogens. Initially, nucleic acid probes were radioactive and required complex protocols to perform. To develop them into useful commercial products required making such products easy-to-use, easy to interpret, readily automatable and sensitive enough to detect the presence of low levels of pathogen. As a result of this product development effort, the Company has developed a broad technology base for the labeling, detection, sensitivity enhancement, signal amplification and testing formats of nucleic acid probe products. Patent protection has been aggressively pursued for this technology base. At the end of fiscal 1996 some 173 patents issued worldwide had been granted to or licensed by the Company in this area of technology. In fiscal 1995 and continuing during fiscal 1996, the Company began to receive significant revenues from the distribution agreements related to these patents and believes that the patents have positioned the Company to derive considerably more revenues in the future as the markets for these products continue to develop. These patents cover a variety of BioProbe(R) nucleic acid probe products, chelation technology for easy radioactive labeling, signal amplification methods, sensitivity enhancements, and automatable formats.

     BioProbe(R) Nucleic Acid Probe Labeling and Signal Generating Systems

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

     The near term application of the BioProbe(R) nucleic acid probe system in the human health care area is in bacterial and viral diagnostics. Nucleic acid probe diagnostics can be developed for any organism. Advantages of the nucleic acid probes for the direct detection of pathogens in human diagnostics are speed (less than an hour for test results as compared to days), greater specificity, and the capability of diagnosing a disease in an early or latent stage of development.

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

                 Therapeutic Technology and Product Development

     Through Enzo Therapeutics, the Company is applying its technological capabilities for manipulating genetic material towards the development of therapeutic treatments for a variety of cancers and infections. Enzo is exploring applications of antisense nucleic acids employing various proprietary technologies. During fiscal 1996, the Company developed a new gene delivery system that is designed to provide universal and efficient delivery of any gene to any cell. The GenSert(TM) Universal Delivery System is being combined with Enzo's antisense technology in its therapeutic development program. Also, the Company has developed techniques for stably attaching drugs and radioisotopes to proteins and DNA. The Company is working towards, inter alia, the development of products relating to HIV, certain cancers and hepatitis, however, no products have been finalized.

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

Manufacturing

     The Company's BioProbe(R) nucleic acid probe products contained in its PathoGene(R) and BioPap(TM) product lines are manufactured by using recombinant DNA techniques and traditional chemical synthesis methods. The DNA sequence which codes for a specific infectious agent or particular trait is isolated by cloning. The sequence is then introduced into a plasmid, commonly one that grows in E.coli bacteria, and the bacteria serves as a reproduction vehicle with the application of standard fermentation procedures. The reproduced quantities of the specific DNA sequences are purified from the bacteria and then labeled so they can be detected. The detection system usually employs a non-radioactive visualization molecule, such as a color-changing enzyme-substrate or a fluorescent substance. The production of DNA probes does not require large manufacturing facilities because the yields from the bacteria are high and only small quantities of nucleic acids are required.

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

Information Systems

     The Company believes that with respect to its clinical reference laboratory business the health care provider's need for data will continue to place high demands on its information systems staff. The Company believes that the efficient handling of information involving clients, patients, payors and other parties will be a critical factor in the Company's future success.

Quality Assurance

     The Company considers the quality of its clinical reference laboratory tests to be of critical importance, and it has established a comprehensive quality assurance program designed to help assure accurate and timely test results. In addition to the compulsory external inspections and proficiency programs demanded by HCFA and other regulatory agencies, Enzo Clinical Labs has in place systems to emphasize and monitor quality assurance. The Company's laboratory is subject to on-site evaluation, the College of American Pathologies ("CAP")
proficiency testing program, New York State survey and the Company's own internal quality control programs.

External Proficiency/Accreditations

     Enzo Clinical Labs participates in numerous externally-administered, blind quality surveillance programs, including the CAP program. The blind programs supplement all other quality assurance procedures and give Enzo Clinical Labs' management the opportunity to review its technical and service performance from the client's perspective.


     The CAP accreditation program involves both on-site inspections of the laboratory and participation in the CAP's proficiency testing program for all categories in which the laboratory is accredited by the CAP. The CAP is an independent non-governmental organization of board certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. A laboratory's receipt of accreditation by the CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. The Company's laboratory is accredited by the CAP.

Regulation and Reimbursement

     Product Development Activities

     The Company's present and proposed activities are regulated by the federal government to a significant extent. This regulation applies not only to research and development and manufacturing, but also to the marketing of products, particularly those involving diagnostic or therapeutic applications.

     Regulation of Pharmaceutical Products

     New drugs are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. The Company believes that products developed by it or its collaborators will be regulated either as biological products or as new drugs. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs. At the FDA, the Center for Biological Evaluation and Research ("CBER") is responsible for the regulation of new biologics and the Center for Drug Evaluation and Research ("CDER") is responsible for the regulation of new drugs.


     In addition, any gene therapy products (which is one of the areas in which the Company may develop products) developed by the Company will require regulatory clearances prior to clinical trials and additional regulatory clearances prior to commercialization. New human gene therapy products are expected to be subject to extensive regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which the Company will have to comply are uncertain at this time due to the novelty of the human gene therapies currently under development. Currently, each protocol is reviewed by the FDA on a case-by-case basis. The FDA has published a "Points to Consider" guidance document with respect to the development of gene therapy protocols.


     Obtaining FDA approval has historically been a costly and time consuming process. Generally, in order to gain FDA pre-market approval, a developer first must conduct pre-clinical studies in the laboratory and in animal model systems to gain preliminary information on an agent's efficacy and to identify any safety problems. The results of these studies are submitted as a part of an investigational new drug ("IND") application, which the FDA must review before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the clinical investigations to be undertaken.


     In order to commercialize any products, the Company or its collaborator must sponsor and file an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety, efficacy and potency that are necessary to obtain FDA approval of any such products. For Company or collaboratory-sponsored INDs, the Company or its collaboratory will be required to select qualified investigators (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations and the general investigational plan and protocols contained in the IND. Clinical trials are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to gather the additional information for proper dosage and labeling of the drug. Clinical trials generally take two to five years, but the period may vary. Recent regulations promulgated by the FDA may shorten the time periods and reduce the number of patients required to be tested in the case of certain life-threatening diseases which lack available alternative treatments.


     The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. Human gene therapy products (which is one of the areas in which the Company may develop products) are a new category of therapeutics, and there can be no assurance as to the length of the clinical trial period, the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy and potency of human gene therapy products, or that the clinical data generated in these studies will be acceptable to the FDA to support marketing approval.


     After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is regulated as a new biologic, CBER will require the submission and approval of both a Product License Application ("PLA") and an Establishment License Application before commercial marketing of the biologic. If the product is classified as a new drug, the Company must file a New Drug Application ("NDA") with CDER and receive approval before commercial marketing of the drug. The NDA or PLA must include results of product development, pre-clinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs and PLAs submitted to the FDA can take, on average, two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or PLA does not satisfy its regulatory criteria for approval and require additional clinical studies. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness.


     If a developer obtains designations by the FDA of a biologic or drug as an "orphan" drug for a particular use, the developer may request grants from the federal government to defray the costs of qualified testing expenses in connection with the development of such drug. Orphan drug designation is given to drugs for rare diseases, including many genetic diseases. The first applicant who has obtained designation of a drug as an orphan drug and who obtains approval of a marketing application for such drug is entitled to marketing exclusivity for a period of seven years. This means that no other company can market a molecularly identical orphan drug for the use approved by the FDA for seven years after the approval.

     Regulation of Diagnostics

     Some of the diagnostic products developed by the Company or its collaborators are likely to be regulated by the FDA as devices rather than drugs. The nature of the FDA requirements applicable to such diagnostic devices depends on their classification by the FDA. A diagnostic device developed by the Company or its collaborators would be automatically classified as a Class III device, requiring pre-market approval, unless the sponsor could demonstrate to the FDA, in the required pre-market notification procedure, that the device was substantially equivalent to an existing device that has been classified in Class I or Class II or to a pre-1976 device that has not yet been classified. If the Company or its collaborators were unable to demonstrate such substantial equivalence, it would be required to undertake the closely and time consuming process, comparable to that for new drugs, of conducting pre-clinical studies, obtaining an investigational device exemption to conduct clinical tests, filing a pre-market approval application, and obtaining FDA approval.


     If the Company or its collaborators can demonstrate substantial equivalence to a Class I product, the "general controls" of the Food, Drug, and Cosmetic Act
- chiefly adulteration, misbranding, and good manufacturing practice requirements - will apply. If substantial equivalence to a Class II device can be shown, the general controls plus "special controls" - such as performance standards, guidelines for safety and effectiveness, and postmarket surveillance
- will apply. While demonstrating substantial equivalence to a Class I or Class II product is not as costly or time-consuming as the pre-market approval process for Class III devices, it can in some cases also involve conducting clinical tests to demonstrate that any differences between the new device and devices already on the market do not affect safety or effectiveness.

     Other

     In addition to the foregoing, the Company's business is and will be subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Recourse Conservation and Recovery Act and the Toxic Substances Control Act. These and other laws govern the Company's use, handling and disposal of various biological, chemical and radioactive substances used in and wastes generated by its operations. The Company believes that it is in material compliance with applicable environmental laws and that its continual compliance therewith will not have a material adverse effect on its business. The Company cannot predict, however, whether new regulatory restrictions on the production, handling and marketing of biotechnology products will be imposed by state or federal regulators and agencies.

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

     Clinical Laboratory Activities

     The clinical laboratory industry is also subject to significant governmental regulation at the Federal, state and local levels. Under the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments to 1988 (collectively, as amended, "CLIA"), virtually all clinical laboratories, including the Company's, must be certified by the Federal government. Many clinical laboratories also must meet governmental standards, undergo proficiency testing and are subject to inspection. Certificates or licenses are also required by various state and local laws.


     The health care industry is undergoing significant change as third-party payors, such as Medicare (which principally serves patients 65 and older) and Medicaid (which principally serves indigent patients) and insurers, increase their efforts to control the cost, utilization and delivery of health care services. In an effort to address the problem of increasing health care costs, legislation has been proposed or enacted at both the Federal and state levels to regulate health care delivery in general and clinical laboratories in particular. Some of the proposals include managed competition, global budgeting and price controls. Although the Clinton Administration's health care reform proposal, initially advanced in 1994, was not enacted, such proposal or other proposals may be considered in the future. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. The Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the company's business and operations.


     In 1992, the U.S. Department of Health and Human Services ("HHS") published regulations implementing CLIA. The quality standards and enforcement procedure regulations became effective in 1992, although certain personnel, quality control and proficiency testing requirements are currently being phased in by HHS. The quality standards regulations divide all tests into three categories (waivered, moderate complexity and high complexity) and establish varying requirements depending upon the complexity of the test performed. A laboratory that performs high complexity tests must meet more stringent requirements than a laboratory that performs only moderate complexity tests, while those that perform only one or more of either routine "waivered" tests may apply for a waiver from most requirements of CLIA. The Company's facility is certified by CLIA to perform high complexity testing. Generally, the HHS regulations require, for laboratories that perform high complexity or moderate complexity tests, the implementation of systems that ensure the accurate performance and reporting of test results, establishment of quality control systems, proficiency testing by approved agencies and biennial inspections.


     The sanction for failure to comply with these regulations may be suspension, revocation or limitation of a laboratory's CLIA certificate necessary to conduct business, significant fines and criminal penalties. The loss of a license, imposition of a fine or future changes in such Federal, state and local laws and regulations (or in the interpretation of current laws and regulations) could have a material adverse effect on the Company.


     The Company is also subject to state regulation. CLIA provides that a state may adopt more stringent regulations than Federal law. The State of New York's clinical laboratory regulations contain provisions that are more stringent than Federal law.


     The Company's laboratory has continuing programs to ensure that their operations meet all applicable regulatory requirements.


     Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Subsequently, Congress imposed a national ceiling on the amount that can be paid under the fee schedule. Laboratories must accept the scheduled amount as payment in full for most tests performed on behalf of Medicare beneficiaries and must bill the program directly. In fiscal 1996, the Company derived approximately 14% of its net sales from tests performed for beneficiaries of Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation on these programs because clients often want a single laboratory to perform all of their testing services. Since 1984, Congress has periodically reduced the ceilings on Medicare reimbursement to clinical laboratories from previously authorized levels. Because a significant portion of the Company's costs are relatively fixed, these Medicare reimbursement reductions have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict if additional Medicare reductions will be implemented.


     On January 1, 1993, numerous changes in the Physicians' Current Procedural Terminology ("CPT") were published. The CPT is a coding system that is published by the American Medical Association. It lists descriptive terms and identifying codes for reporting medical and medically related services. The Medicare and Medicaid programs require suppliers, including laboratories, to use the CPT codes when they bill the programs for services performed. HCFA implemented these CPT changes for Medicare and Medicaid on August 1, 1993. The

CPT changes have altered the way the Company bills Medicare and Medicaid for some of its services, thereby reducing the reimbursement the Company receives from those programs for some of its services.


     In March 1996, the HCFA implemented changes in the policies used to administer Medicare payments to clinical laboratories for the most frequently performed automated blood chemistry profiles. Among other things, the changes established a consistent standard nationwide for the content of the automated chemistry profiles. Another change incorporated in the HCFA proposal requires laboratories performing certain automated blood chemistry profiles to obtain and provide documentation of the medical necessity of tests included in the profiles for each Medicare beneficiary. Reimbursements have been reduced as a result of this change.


     Future changes in Federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on the Company. The Company is unable to predict, however, whether and what type of legislation will be enacted into law.


     Fraud and Abuse Regulations. The Medicare and Medicaid anti-kickback laws prohibit intentionally paying anything of value to influence the referral of Medicare and Medicaid business.


     Infectious Wastes and Radioactive Materials. The Company is subject to licensing and regulation under Federal, state and local laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. All Company laboratories are operated in accordance with applicable Federal and state laws and regulations relating to biohazard disposal of all laboratory specimens and the Company utilizes outside vendors for disposal of such specimens. Although the Company believes that it is currently in compliance in all material respects with such Federal, state and local laws, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.


     Occupational Safety. In addition to its comprehensive regulation of safety in the workplace, the Federal Occupational Safety and Health Administration ("OSHA") has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens.


     Controlled Substances. The use of controlled substances in testing for drugs of abuse is regulated by the Federal Drug Enforcement Administration.

Proprietary Technology - Patents

     As novel techniques, processes, products or microorganisms are developed during the course of its research and development activities, the Company will seek U.S. and, if deemed necessary, foreign patents. At the end of fiscal 1996 the Company owned or licensed 34 U.S. and some 151 foreign patents and had filed approximately 165 U.S. and foreign patent applications covering products, methods and procedures resulting from the Company's research projects. In fiscal 1995 and continuing this fiscal year, the Company began to receive significant revenues from the distribution agreements related to these patents and believes that the patents have positioned the Company to derive considerably more revenues in the future as the markets for these products continue to develop. Patents relating to the BioProbe(R) nucleic acid probe system have issued in the U.S. and Europe. Management believes that additional patents will issue shortly and over the next several years with respect to the Company's pending applications. There can be no assurance, however, that patents will be issued on pending applications or that any issued patents will have commercial benefit. The Company does not intend to rely on patent protection as the sole basis for protecting its proprietary technology. It also relies on its trade secrets and continuing technological innovation. All employees involved in the clinical reference laboratory division and the manufacturing operations sign a confidentiality agreement prohibiting the employee from disclosing any confidential information about the Company, including the Company's technology or trade secrets.

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

     In other instances, the Company may have an obligation to pay royalties to, or reach a royalty arrangement with, a third party in consideration of the Company's use of developments of such third party. The Company has an exclusive licensing agreement with Yale for the technology used in the BioProbe(R) nucleic acid probe products. The agreement covers licensed patents owned by Yale and licensed to the Company for the life of the patents which expire not earlier than 2004. See "Business Technology and Product Development - BioProbe(R) Nucleic Acid Probe Labeling and Signal Generating System."


     In fiscal 1987, the Company entered into an agreement with The Research Foundation of the State University of New York giving the Company exclusive rights to a genetic engineering technology using antisense nucleic acid control methodologies. This technology is covered by three U.S. patents applications subsequently issued as patents by the U.S. Patent and Trademark Office. The first patent issued in March 1993; a second patent issued in May 1993; the third patent issued in December 1993. (See "Therapeutic Technology and Product Development" section). The term of the license agreement extends through the life of such patents as may issue therefrom. See "Business Technology and Patent Development - Therapeutic Technology and Product Development."

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

     The Company's clinical reference laboratories activity, which is conducted in the New York metropolitan area, competes with numerous national and local entities, some of which are larger and have greater financial resources than the Company. Enzo Clinical Labs competes primarily on the basis of the quality and specialized nature of its testing, reporting and information services, its reputation in the medical community, the pricing of its services, its reliability and speed in performing diagnostic tests, and its ability to employ qualified laboratory personnel. The Company also believes that its ability to compete also depends on its ability to make investments in equipment and management information systems.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this section herein in order to do so. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecast, estimated, or budgeted by the Company in forward-looking statements.

          (a) Heightened competition, including the intensification of price competition.

          (b) Impact of changes in payor mix, including the shift from traditional, fee-for-service medicine to managed-cost health care.

          (c) Adverse actions by governmental or other third-party payors, including unilateral reduction of fee schedules payable to the Company.

          (d) The impact upon the Company's collection rates or general or administrative expenses resulting from compliance with Medicare administrative policies including specifically the HCFA's recent requirement that laboratories performing certain automated blood chemistry profiles to obtain and provide documentation of the medical necessity of tests included in the profiles for each medicare beneficiary.

          (e) Failure to obtain new customers, retain existing customers or reduction in tests ordered or specimens submitted by existing customers.

          (f) Adverse results in significant litigation matters.

          (g) Denial of certification or licensure of any of the Company's clinical laboratories under CLIA, by Medicare and Medicaid programs or other Federal, state or local agencies.

          (h) Adverse publicity and news coverage about the Company or the clinical laboratory industry.

          (i) Inability to carry out marketing and sales plans.

          (j) Loss or retirements of key executives.

          (k) Impact of potential patent infringement by others or the Company.

          (l) Inability to obtain patent protection or secure and maintain proprietary positions on its technology.

Item 2.  Properties

     The following are the principal facilities of the Company:


                                                        Approximate       Approximate        Approximate
                                                            Floor             Annual          Expiration
Location             Principal Operations               Area (sq. ft.)      Base Rent            Date
--------             --------------------               --------------      ---------         ----------

60 Executive Blvd.   Corporate headquarters,            40,000              $684,000         November 2004
Farmingdale, NY      clinical reference laboratory,
                     and research and development
                     facilities (See note 6 of Notes
                     to Consolidated Financial
                     Statements)

527 Madison Ave.     Executive office                    6,400              $163,000         December 1998
New York, NY


     Management believes that the current facilities will be adequate for current and foreseeable future operating needs.


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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were brought to a vote of the Company's stockholders in the fiscal quarter ended July 31, 1996.

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

Item 6.

                             Selected Financial Data
                      (In thousands, except per share data)
                          For the Years Ended July 31,
                     ---------------------------------------


                                        1996       1995      1994       1993       1992
                                        ----       ----      ----       ----       ----
Operating revenues                    $ 34,490   $31,700  $ 22,799   $ 20,025   $ 20,535

Litigation settlement, net of legal
fees                                      --      21,860      --         --         --


Writedown of leasehold interest
  and related costs                      7,613    11,400       600      3,000        401

Interest income (expense) net            1,640       941        87       (230)    (1,420)

Income (loss) before provision
  (benefit) for taxes on income
  and extraordinary items               (7,508)    9,749     2,156     (6,324)    (1,103)

Provision (benefit) for taxes on
  income                                   199     4,131    (2,945)        52        115

Income (loss) before extraordinary
  items                                 (7,707)    5,618     5,101     (6,376)    (1,218)

Extraordinary items:
  Gain on extinguishment of debt          --        --         150       --         --
  (Gain) loss on debt conversion          --        --        --         (466)       572
                                      --------   -------  --------   --------   --------

Net income (loss)                     $ (7,707)  $ 5,618  $  5,251   $ (6,842)  $   (646)
                                      ========   =======  ========   ========   ========

Per common and common
  equivalent share(1):
  Income (loss) before extraordinary
    items                             $   (.34)  $   .24  $    .22   $   (.33)  $   (.08)
  Extraordinary items                      --       --         .01       (.02)        --
                                      --------   -------  --------   --------   --------
   Net income (loss)                  $   (.34)  $   .24  $    .23   $   (.35)  $   (.04)
                                      ========   =======  ========   ========   ========

Average common and dilutive
  common equivalent (1)                 22,593    23,075    22,628     19,407     15,767



                             Selected Financial Data
                (in thousands, except per share data and ratios)
                                 As at July 31,
             ------------------------------------------------------

                             1996     1995     1994     1993       1992
                             ----     -----    -----    ----       ----
Working capital (deficit)  $29,451  $24,449  $17,153  $ (2,411)  $ (2,642)

Total assets                62,838   72,458   65,043    47,569     49,793

Long-term debt and
obligation
     under capital lease       114    4,698    4,379     4,168      4,186

Stockholders' equity        55,253   61,113   51,245    32,396     32,993

----------
(1) In fiscal years 1996, 1993 and 1992, common stock equivalents have not been included because the effect of their inclusion would have been anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company, at July 31, 1996, had cash and cash equivalents of $17.8 million, an increase of $6.7 million from July 31, 1995. The Company had net working capital of $29.5 million at July 31, 1996 compared to $24.4 million at July 31, 1995.

     The Company's income before taxes and before the writedown of leasehold interest and related costs was $105,000 which includes depreciation and amortization aggregating approximately $1.8 million. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities. The Company believes that its current cash position is sufficient for its foreseeable liquidity and capital resource needs, although there can be no assurance that future events will not alter such view.


     Net cash provided by operating activities for the 1996 fiscal year was approximately $6.1 million and includes $5 million of cash received in connection with the litigation settlement as compared to net cash provided by operating activities of $9.1 million for the 1995 fiscal year. The decrease in net cash provided by operating activities from fiscal 1995 to fiscal 1996 was primarily due to the Company's net loss for 1996, which was partially offset by an increased provision for uncollectible accounts receivable of $2.9 million (resulting primarily from a reduction in collection rates under Medicare), a decrease in writedown of leasehold interest and related costs of $3.8 million and by a decrease in the note receivable litigation settlement of $5 million in fiscal 1996 compared to an increase of $17.6 million in fiscal 1995.

     Net cash used by investing activities in fiscal 1996 amounted to approximately $1 million as a result of capital expenditures and deferred patent costs as compared to net cash used by investing activities of $1.4 million in fiscal 1995. The decrease relates primarily from reduced capital expenditures in fiscal 1996 compared to fiscal 1995.


     Net cash provided by financing activities of approximately $1.6 million primarily results from the proceeds from the exercise of stock options and warrants which represents an increase of $2.4 million compared to fiscal 1995 primarily due to payments of loans payable and long term debt in fiscal 1995.


     The Company's net accounts receivable of $10.5 million and $10.9 million represent 111 average days and 126 average days of operating revenues at July 31, 1996 and 1995 respectively. The average age of the Company's receivables at July 31, 1996 was 113 average days as compared with 116 average days as of July 31, 1995. The change in net accounts receivable is due to a decrease in accounts receivable at the clinical reference laboratory of approximately $180,000 and a decrease of research products accounts receivable of approximately $220,000. The Company does not believe that the reduction in net receivables and the age of such receivables has had a material effect on the Company's liquidity or capital position.

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

     In December 1985, the Company entered into an agreement with the City of New York to lease, over a fifty year term, a building located in New York City. In the fourth quarter of fiscal 1996, the Company negotiated a settlement with the City of New York to relieve the Company from any further obligations related to the lease and to return the building to the City and the Company agreed to pay the City $2,950,000 in full settlement of all of the City's claims for unpaid taxes and rent. The Company issued to the City 203,450 shares of the Company's common stock in August 1996 in consideration of the settlement amount. If the City has not received the net proceeds of $2.95 million upon the sale of such stock by March 17, 1997, the City shall return the remaining shares not sold, if any, and the Company shall pay the difference in cash. As a result of this settlement with the City, the Company incurred a charge against earnings in the amount of approximately $7.6 million in the fourth quarter of fiscal 1996. Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements which would have a material effect on the Company's financial statements.

Results of Operations

     Fiscal 1996 Compared to Fiscal 1995

     Revenues from operations for the fiscal year ended July 31, 1996 ("fiscal 1996") increased by $2,790,000 over revenues from operations for the fiscal year ended July 31, 1995

("fiscal 1995"). This increase was due to an increase of $3,398,000 in revenues from research product sales over revenue for the similar activity in fiscal 1995 offset by a $608,000 decrease in revenues for the clinical reference laboratory operations. The increase in research product sales resulted primarily from the Company's non-exclusive distribution agreements for the Company's products and generally was the result of significantly higher volume of sales of product. The decrease in revenues from the clinical laboratory operations resulted primarily from a decrease in volume of unprofitable diagnostic screening tests.

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


     The provision for uncollectible accounts receivable increased by $2,857,000 primarily due to an additional provision recorded by the Company in the fourth quarter of fiscal 1996 primarily to cover lower collection rates under the Federal Medicare programs and other third-party insurance carriers. Effective March 1, 1996, the Medicare policy of allowing payment for all tests contained in an automated profile when at least one of the tests in the profile was covered was eliminated. When one or more of the tests on the newly standardized list are reported on a claim, carriers are to pay only for medically necessary tests in a profile. The former standard was to allow payment for the entire profile if at least one of the tests was medically necessary. The amount paid for a profile is limited to what would have been paid had only the medically necessary tests been ordered. Based on collection rate data in the fourth quarter of fiscal 1996, which was the first period evidence was available to show the effects of the change in Medicare policy, it became evident that additional reserves were needed to cover these lower collection rates, including reduced reimbursement by Medicare for periods prior to March 1, 1996, the effective date of the policy change. Accordingly, the Company recorded an additional provision of $3.5 million in the fourth quarter of fiscal 1996 to reflect the reduced reimbursements received by the Company from Medicare and other third party insurers who generally follow the reimbursement policies of Medicare.


     The Company's net accounts receivable from the clinical laboratory operations of $9.0 million and $9.2 million represent an average of 150 days of operating revenue at July 31, 1996 and 1995, respectively. The $3.5 million additional provision relates to the increase in the mix of Medicare invoicing in the fourth quarter and the change in reimbursement policy rates on this invoicing. The Company expects that as a result of the revised Medicare reimbursement policies that the Company will receive less revenues from the performance of these tests than they did in the past.


     Selling and general and administrative expenses decreased by $2,463,000 primarily due to a decrease in legal fees in fiscal 1996 and the overall improved efficiencies at the clinical reference laboratory.

     In the fourth quarter of fiscal 1995, management decided that it was not in the best interests of the Company to continue further renovations on the leasehold interest since the continuing expenses associated with such renovations were not deemed justifiable in light of the uncertainty of recoupment of such expenses and because the likelihood of occupancy of the leasehold interest was in question. A decision was made to dispose of the leasehold interest as is, and an independent appraisal of the leasehold interest on a current condition basis indicated that a writedown of the leasehold interest was required in the amount of $11,400,000 which was recorded in the fourth quarter of fiscal 1995. During fiscal 1996, the Company made extensive efforts to find a developer for the leasehold interest. In addition, the Company commenced negotiations with the City to also assist the Company in identifying and approving a buyer or developer for the leasehold interest. Simultaneously, the Company commenced negotiations with the City for a full surrender of the leasehold interest back to the City. Based on the limited interest in the leasehold by any developer, the Company determined that it was in the best interest of the Company to negotiate a complete and full settlement with the City. On July 31, 1996, the Company negotiated a settlement with the City of New York (the "City") to relieve the Company from any further obligations related to the lease and to return the building to the City and the Company agreed to pay the City $2,950,000 in full settlement of all of the City's claims for unpaid taxes and rent. The Company issued to the City 213,623 shares of the Company's common stock in August 1996 in consideration of the settlement amount. If the City has not received the net proceeds of $2.95 million upon the sale of such stock by March 17, 1997, the City shall return the remaining shares not sold, if any, and the Company shall pay the difference in cash. As a result of this settlement with the City of New York, the Company incurred a charge against earnings in the amount of approximately $7.6 million in the fourth quarter of fiscal 1996.


     The operating profit from research and development activities and related costs amounts to $449,000 in fiscal 1996, as compared to an operating profit of $479,000 in fiscal 1995. The decrease in the profit is principally related to the increase in research and development expenses from the diagnostic division. The operating profit from the clinical reference laboratories activities amounted to $124,000 (.6% of operating revenues) as compared to an operating profit of $2,146,000 (10% of operating revenues) in fiscal 1995. This decrease resulted principally from the increase in the provision for uncollectible accounts receivable due to the lower collection rates under Medicare programs and other third-party insurance carriers and offsetting deduction in overall operating expenses in fiscal 1996.

Results of Operations

     Fiscal 1995 Compared to Fiscal 1994

     Revenues from operations for the fiscal year ended July 31, 1995 ("fiscal 1995") increased by $8,901,000 over revenues from operations for the fiscal year ended July 31, 1994 ("fiscal 1994"). This increase was due to increases of $4,365,000 in revenues from research product sales over revenue for the similar activity in fiscal 1994 and by a $4,536,000 increase in revenues for the clinical reference laboratory operations. The increase of revenues from the clinical laboratory operations resulted primarily from an increase in volume of screening tests. The increase in the volume of research product sales resulted primarily from the Company's non-exclusive distribution agreements entered into in April 1994 and February 1995 to distribute the Company's products.

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

     The provision for uncollectible accounts receivable increased by $341,000 primarily from an increase in operating revenues at the clinical reference laboratory operations. Selling expenses increased by approximately $701,000 due to an increase in marketing programs and personnel costs for the clinical reference laboratory operations.

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

     DR. BARBARA E. THALENFELD (age 56) is Vice President of Corporate Development and has been with Enzo since 1982. Prior to joining the Company she held an NIH research fellowship at Columbia University. She received a Ph.D. from Hebrew University- Hadassah Medical Center and an MS from Yale University.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K
         ---------------------------------------------

(a)  (1)  Consolidated Financial Statements
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

     Exhibit
        No                        Description
     -------                      -----------
     3(a)     Certificate of Incorporation, as amended March 17, 1980. (1)

     3(b) June 16, 1981 Certificate of Amendment of the Certificate of Incorporation. (2)

     3(c)     Certificate of Amendment to the Certificate of Incorporation. (11)

     3(d)     Bylaws. (1)


     4(d)     Form of Note Indenture. (3)

     10(a)    1980 Stock Option Plan. (1)

     10(b) Investment Agreement between the registrant and Johnson & Johnson Development Corp. dated June 25, 1982. (4)

     10(c) Agreement between the registrant and Ortho Diagnostic System, Inc. dated June 25, 1982. (5)

     10(d)    1983 Incentive Stock Option Plan.(6)

     10(e) Letter Agreement between the Company and Ortho Diagnostic Systems, Inc. dated as of January 1, 1985. (7)

     10(f)    Lease Agreement dated as of December 1, 1985. (8)

     10(g)    Indenture of Mortgage and Trust dated as of December 1, 1985. (8)

     10(h)    Letter of Credit Agreement dated as of December 1, 1985.(8)

     10(i) Leasehold Mortgage and Security Agreement dated as of February 5, 1986. (8)

     10(j)    Loan Agreement dated as of December 31, 1985. (8)

     10(k)    Restricted Stock Plan. (8)


     10(p)    Agreement with First New York Bank for Business. (14)

     10(q) Agreement with BioHealth Laboratories, Inc. shareholders filed herewith. (15)

     10(r)    Agreement with Johnson & Johnson, Inc. filed herewith. (16)
     10(s)    1993 Incentive Stock Option Plan. (16)

     10(t)    Employment Agreement with Elazar Rabbani. (16)

     10(u)    Employment Agreement with Shahram Rabbani. (16)

     10(v)    Employment Agreement with Barry Weiner. (16)

     10(w)    1994 Stock Option Plan (17).


     10(x)    Stipulation of Settlement with the City of New York (18).


     10(y) Agreement with Corange International Limited (Boehringer Mannheim) effective April 1994.


     10(z)    Agreement with Amersham International effective February 1995.


     10(aa)   Agreement with Dako A/S effective May 1995.


     10(bb) Agreement with Baxter Healthcare Corporation (VWR Scientific Products) effective September 1995.

     10(cc)   Agreement with Yale University and amendments thereto.

     10(dd) Agreement with The Research Foundation of the State of New York effective May 1987.


     11       Computation of per-share earnings (18).


     21       Subsidiaries of the registrant:

     23       Consent of Independent Auditors filed herewith.

              Notes to (a)(3)

----------
(1) The exhibits were filed as exhibits to the Company's Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

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

(8) These exhibits were filed as exhibits to the Company's Quarterly Report on Form 10- Q for the quarter ended January 31, 1986 and are incorporated herein by reference.

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


(18) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated by reference.


----------
(b) The Company's Current Reports on Form 8-K filed during the quarter ended July 31, 1996 -- none.
(c)  See Item 14(a)(3), above.
(d)  See Item 14(a)(2), above.


                                  *************

                               S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENZO BIOCHEM, INC.


Date: December 23, 1996                By: /s/ Elazar Rabbani
                                           ---------------------
                                           President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Elazar Rabbani                          December 23, 1996
------------------------------------
Elazar Rabbani, President
  and Chairman of Board of Directors
  (Principal Executive Officer)



/s/ Shahram K. Rabbani                      December 23, 1996
------------------------------------
Shahram K. Rabbani, Executive
  Vice President, Treasurer and
  Director (Principal Financial and
  Accounting Officer)


/s/ Barry W. Weiner                          December 23, 1996
------------------------------------
Barry W. Weiner, Executive
  Vice President, Secretary
  and Director


------------------------------------
John B. Sias, Director


------------------------------------
John J. Delucca, Director

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

See accompanying notes                                                F-3


                                                            ENZO BIOCHEM, INC.
                                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                 Years ended July 31, 1996, 1995 and 1994

                                                          1996                  1995              1994
                                                          ----                  ----              ----

Revenues:
   Research product revenues                              $12,946,300          $  9,548,400       $ 5,183,200
   Clinical laboratory services                            21,544,000            22,152,500        17,615,400
                                                          ------------         ------------       -----------
                                                           34,490,300            31,700,900        21,798,600

Costs and expenses:
   Cost of research product revenues                        8,351,000             5,706,400         3,035,700
   Cost of laboratory services                              7,088,700             8,170,100         7,742,300
   Research and development expense                         3,083,000             2,366,400         1,764,000
   Selling expense                                          2,714,800             2,754,200         2,053,200
   Provision for uncollectable accounts receivable          6,702,900             3,845,600         3,504,300
   General and administrative expense                       8,085,100            10,508,300         8,530,100
   Recovery of research contract receivable                    --                    --            (6,500,000)
   Litigation settlement, net of legal fees                    --               (21,859,700)            --
   Writedown of leasehold interest and related costs        7,613,400            11,400,000           600,000
                                                          ------------         ------------       -----------
                                                           43,638,900            22,891,300        20,729,600
                                                          ------------         -------------      -----------
Income (loss) before interest income, net, provision
   (benefit) for taxes on income and extraordinary item    (9,148,600)            8,808,600         2,069,000

Interest income, net                                        1,640,200               940,700            87,200
                                                          ------------         -------------        ------------
Income (loss) before provision (benefit) for taxes on
    Income and extraordinary item                          (7,508,400)            9,749,300         2,156,200

Provision (benefit) for taxes on income                       199,100             4,131,200        (2,945,000)
                                                          ------------        -------------      ------------
Income (loss) before extraordinary item                    (7,707,500)            5,618,100         5,101,200

Extraordinary item:
   Gain on extinguishment of debt                               --                   --                150,000
                                                          ------------             ---------         ---------

Net income (loss)                                         ($7,707,500)            $5,618,100        $5,251,200
                                                           ==========              =========         =========

Per common and common equivalent share:
   Income (loss) before extraordinary item                      $(.34)                  $.24              $.22
   Extraordinary item                                           --                     --                  .01
                                                           ----------              ---------          --------
   Net income (loss)                                            $(.34)                  $.24              $.23
                                                           ==========              =========          ========

Weighted average common shares                             22,593,000             23,075,100         22,627,600
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


Cash equivalents consist of short-term debt securities of the U.S. government that the Company intends to hold to maturity which range from August 7, 1996 to September 30, 1996. The market values of these securities, as determined by quoted sources, approximated cost at July 31, 1996 and 1995.


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


Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during each of the fiscal years ended July 31, 1996, 1995 and 1994 approximated 14%, 12% and 17%, respectively of revenue. The Company recorded an additional provision for uncollectable accounts receivable of $3,500,000 based on trends that became evident in the fourth quarter, that additional reserves were needed primarily to cover lower collection rates under the Federal Medicare program and other third-party payors. Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursement which would have a material effect on the Company's financial statements.

In April, 1994, the Company signed a non-exclusive worldwide distribution and supply agreement with Boehringer Mannheim Biochemicals. Under the terms of this agreement, Boehringer Mannheim distributes to the global medical research market, a broad range of biochemical products and reagents manufactures and supplied by Enzo. The agreement includes products based on nonradioactive. DNA probe technology and includes products that were developed and marketed by Boehringer Mannheim prior to agreement, as well as products developed by the Company, all of which are convered by Enzo patents. The agreement took effect in April 1994 and entends of the life of the last patent to expire for products involved. In February 1995, a distribution agreement was signed with Amersham International and includes a broad group of products developed and marketed by Amersham, as well as products developed by Enzo Diagnostics. All products are based on nonradioactive DNA labeling technoligies covered by Enzo patents.


At July 31, 1996 and 1995, 12% and 13% of the Company's net accounts receivable relate to amounts due from Boehringer Mannheim and Amersham collectively. Operating revenues from Boehringer Mannheim represented approximately 25% and 22% of consolidated operating revenues in fiscal 1996 and 1995, respectively.


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


In fiscal 1994, the Company exchanged approximately $2,600,000 of accrued legal fees, construction costs and patent costs for approximately 205,000 shares of the Company's Common Stock. The Company also settled a lawsuit against the former owners of its subsidiary, Enzo Clinical Labs, Inc., by issuing approximately 190,000 shares with a market value of approximately $3,000,000 which was recorded against amounts due to former owners of $3,450,000 and the difference of $450,000 was recorded as a reduction of cost in excess of fair value of net tangible assets acquired. In fiscal 1995, the Company issued approximately 286,000 shares of common stock in exchange for approximately $2,900,000 in legal fees of which approximately $1,456,000 related to legal fees incurred in fiscal 1995.


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
                                                ==========      ===========


In the fourth quarter of fiscal 1995, management decided that it was not in the best interests of the Company to continue further renovations on the leasehold interest since the continuing expenses associated with such renovations were not deemed justifiable in light of the uncertainty of recoupment of such expenses and the likelihood of occupany was in question. A decision was made to dispose of the leasehold interest as is, and an independent appraisal of the leasehold interest on a liquidation basis indicated that a writedown of the leasehold interest was required in the amount of $11,400,000 which was recorded in the fourth quarter of fiscal 1995.

During fiscal 1996, the Company made extensive efforts to find a developer for the leasehold interest and the Company commenced negotiations with the City of New York to also assist the Company in identifying a buyer or developer for the leasehold interest. Simultaneously, the Company commenced negotations with the City for a full surrender of the leasehold interest back to the City. Based on the limited interest in the leasehold by any developer, the Company determined during the fourth quarter of fiscal 1996 that it was in the best interests of the Company to negotiate a complete and full settlement with the City and

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994


on July 31, 1996, the Company negotiated a settlement with the City of New York to relieve the Company from any further obligations related to the lease and to return the building to the City and the Company agreed to pay the City $2,950,000 in full settlement of all of the City's claims for unpaid taxes and rent. The Company issued to the City 203,450 shares of the Company's common stock in August 1996 in consideration of the settlement amount. If the City has not received the net proceeds of $2,950,000 upon the sale of such stock by March 17, 1997, the City shall return the remaining shares not sold, if any, and the Company shall pay the difference in cash. The Company would receive the net proceeds in excess of $2,950,000. The excess or deficiency of the net proceeds received by the Company or paid to the City shall be recorded to additional paid-in capital. As a result of this settlement with the City, the Company incurred a charge against earnings in the amount of approximately $7,613,000 in the fourth quarter of fiscal 1996 which was comprised of $6.2 million in write down of the net book value of the leasehold property and the balance of $1.4 million is related to final settlement for unpaid rent and real estate taxes on the property.


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

   CALGENE, INC. (CONT'D)

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

                                                            F-25 (cont.)

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