Form 10-K/A
period 1996-07-31
ENZO BIOCHEM INC
filed 1997-01-17
CIK 316253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                  FORM 10-K/A-2



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


     In December 1985, the Company entered into an agreement with the City of New York to lease, over a fifty year term, a building located in New York City. In the fourth quarter of fiscal 1996, the Company negotiated a settlement with the City of New York to relieve the Company from any further obligations related to the lease and to return the building to the City and the Company agreed to pay the City $2,950,000 in full settlement of all of the City's claims for unpaid taxes and rent. The Company issued to the City 203,450 shares of the Company's common stock in August 1996 (213,623 shares after giving effect to the 5% stock dividend paid in October, 1996) in consideration of the settlement amount. These shares were issued at the fair market value at the date of the settlement for unpaid rent and payments in-lieu-of taxes of $2.95 million. If the City has not received the net proceeds of $2.95 million upon the sale of such stock by March 17, 1997, the City shall return the remaining shares not sold, if any, and the Company shall pay the difference in cash. As a result of this settlement with the City, the Company incurred a charge against earnings in the amount of approximately $7.6 million in the fourth quarter of fiscal 1996. The components of the $7.6 million charge included a writedown of the leasehold interest of $6.2 million and for unpaid payments-in-lieu of taxes and rent on the leasehold of $1.4 million. Of the settlement of $2.95 million payments in-lieu-of taxes and unpaid rent, $1.55 million was recorded prior to fiscal 1996 and the balance of $1.4 million was recorded in fiscal 1996. Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements which would have a material effect on the Company's financial statements.


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


      The Company's net accounts receivable from the clinical laboratory operations of $9.0 million and $9.2 million represent an average of 150 days of operating revenue at July 31, 1996 and 1995, respectively. The $3.5 million additional provision relates to the increase in the mix of Medicare invoicing in the fourth quarter and the change in reimbursement policy rates on this invoicing. The Company expects that in the future, as a result of the revised Medicare reimbursement policies, the Company will receive reimbursements and cash flows. at the clinical reference laboratory at the lower rates realized in fiscal 1996. The Company will continue its efforts at attempting to control costs associated with the performance of the tests, however, there can be no assurance that such efforts will be successful.


     Selling and general and administrative expenses decreased by $2,463,000 primarily due to a decrease in legal fees in fiscal 1996 and the overall improved efficiencies at the clinical reference laboratory.

     In the fourth quarter of fiscal 1995, management decided that it was not in the best interests of the Company to continue further renovations on the leasehold interest since the continuing expenses associated with such renovations were not deemed justifiable in light of the uncertainty of recoupment of such expenses and because the likelihood of occupancy of the leasehold interest was in question. A decision was made to dispose of the leasehold interest as is, and an independent appraisal of the leasehold interest on a current condition basis indicated that a writedown of the leasehold interest was required in the amount of $11,400,000 which was recorded in the fourth quarter of fiscal 1995. During fiscal 1996, the Company made extensive efforts to find a developer for the leasehold interest. In addition, the Company commenced negotiations with the City to also assist the Company in identifying and approving a buyer or developer for the leasehold interest. Simultaneously, the Company commenced negotiations with the City for a full surrender of the leasehold interest back to the City. Based on the limited interest in the leasehold by any developer, the Company determined that it was in the best interest of the Company to negotiate a complete and full settlement with the City. On July 31, 1996, the Company negotiated a settlement with the City of New York (the "City") to relieve the Company from any further obligations related to the lease and to return the building to the City and the Company agreed to pay the City $2,950,000 in full settlement of all of the City's claims for unpaid taxes and rent. The Company issued to the City 213,623 shares (after giving effect to the 5% stock dividend paid in October 1996) of the Company's common stock in August 1996 in consideration of the settlement amount. If the City has not received the net proceeds of $2.95 million upon the sale of such stock by March 17, 1997, the City shall return the remaining shares not sold, if any, and the Company shall pay the difference in cash. As a result of this settlement with the City of New York, the Company incurred a charge against earnings in the amount of approximately $7.6 million in the fourth quarter of fiscal 1996.


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

     10(u)    Employment Agreement with Shahram Rabbani. (16)

     10(v)    Employment Agreement with Barry Weiner. (16)

     10(w)    1994 Stock Option Plan (17).


     10(x)    Stipulation of Settlement with the City of New York (18).



     10(y) Agreement with Corange International Limited (Boehringer Mannheim) effective April 1994. (19)


     10(z)    Agreement with Amersham International effective February 1995.
              (19)


     10(aa)   Agreement with Dako A/S effective May 1995. (19)


     10(bb) Agreement with Baxter Healthcare Corporation (VWR Scientific Products) effective September 1995. (19)

     10(cc)   Agreement with Yale University and amendments thereto. (19)

     10(dd) Agreement with The Research Foundation of the State of New York effective May 1987. (19)



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


(19) These exhibits are subject to a confidential treatment request pursuant to Securities Exchange Act Rule 24b-2


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

                                       ENZO BIOCHEM, INC.



Date: January 17, 1997                 By: /s/ Elazar Rabbani
                                           ---------------------
                                           President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Elazar Rabbani                          January 17, 1997
------------------------------------
Elazar Rabbani, President
  and Chairman of Board of Directors
  (Principal Executive Officer)



/s/ Shahram K. Rabbani                      January 17, 1997
------------------------------------
Shahram K. Rabbani, Executive
  Vice President, Treasurer and
  Director (Principal Financial and
  Accounting Officer)


/s/ Barry W. Weiner                         January 17, 1997
------------------------------------
Barry W. Weiner, Executive
  Vice President, Secretary
  and Director



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

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption of the disclosure provisions in fiscal 1997. The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock- based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the 1997 consolidated financial statements proforma net income and per share amounts as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements. The Company has not yet determined if it will elect to change to the fair value method or provide the necessary proforma information, nor has it determined the effect the new standard will have on its operating and per share results should it elect to make such change.

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

During fiscal 1996, the Company made extensive efforts to find a developer for the leasehold interest and the Company commenced negotiations with the City of New York to also assist the Company in identifying a buyer or developer for the leasehold interest. Simultaneously, the Company commenced negotations with the City for a full surrender of the leasehold interest back to the City. Based on the limited interest in the leasehold by any developer, the Company determined during the fourth quarter of fiscal 1996 that it was in the best interests of the Company to negotiate a complete and full settlement with the City and

                               ENZO BIOCHEM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1996, 1995 and 1994



On July 31, 1996, the Company negotiated a settlement with the City of New York to relieve the Company from any further obligations related to the lease and to return the building to the City and the Company agreed to pay the City $2,950,000 in full settlement of all of the City's claims for unpaid taxes and rent. The Company issued to the City 203,450 shares (213,623 shares after giving effect to the 5% stock dividend paid in October 1996) of the Company's common stock in August 1996 in consideration of the settlement amount. These shares were issued at the fair market value at the date of the Settlement for unpaid rent and payments in-leau of taxes of $2.95 million. If the City has not received the net proceeds of $2,950,000 upon the sale of such stock by March 17, 1997, the City shall return the remaining shares not sold, if any, and the Company shall pay the difference in cash. The Company would receive the net proceeds in excess of $2,950,000. The excess or deficiency of the net proceeds received by the Company or paid to the City shall be recorded to additional paid-in capital. As a result of this settlement with the City, the Company incurred a charge against earnings in the amount of approximately $7.6 million in the fourth quarter of fiscal 1996. The components of the $7.6 million charge included a writedown of the leasehold interest of $6.2 million and for unpaid payments in-lieu-of taxes and rent on the leasehold of $1.4 million. Of the settlement of $2.95 million payments in-lieu-of taxes and unpaid rent, $1.55 million was recorded prior to fiscal 1996 and the balance of $1.4 million was recorded in fiscal 1996.



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

                                 EXHIBIT INDEX



     Exhibit
        No                        Description
     -------                      -----------

     10(y) Agreement with Corange International Limited (Boehringer Mannheim) effective April 1994. (1)

     10(z)    Agreement with Amersham International effective February 1995. (1)

     10(aa)   Agreement with Dako A/S effective May 1995. (1)

     10(bb) Agreement with Baxter Healthcare Corporation (VWR Scientific Products) effective September 1995. (1)

     10(cc)   Agreement with Yale University and amendments thereto. (1)

     10(dd) Agreement with The Research Foundation of the State of New York effective May 1987. (1)

     23       Consent of Independent Auditors filed herewith.



----------
(1) These exhibits are subject to a confidential treatment request pursuant to Securities Exchange Act Rule 24b-2