Form 10-Q/A
period 1996-10-31
ENZO BIOCHEM INC
filed 1997-01-17
CIK 316253

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-Q/A-1


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

(516-755-5500)
------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE                       THE AMERICAN STOCK EXCHANGE
----------------------------                     ------------------------------
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

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


                           CONSOLIDATED BALANCE SHEET


                                                 October 31,    July 31,
                                                    1996          1996
                                                 (unaudited)
                                                 ---------------------
                                                      (in thousands)

                                     ASSETS

Current assets:
     Cash and cash equivalents                   $ 23,518       $ 17,793
     Accounts receivable, less allowance
       for doubtful accounts                        9,901         10,488
     Current portion of note receivable -
       litigation settlement                        5,000          5,000
     Inventories                                    1,736          1,810
     Other                                          2,204            823
                                                 ---------      --------

           Total current assets                    42,359         35,914

Property and equipment, at cost, less accumulated
   depreciation and amortization                    2,983          3,107
Long term portion of note receivable - litigation
      settlement                                    4,364          9,114
Cost in excess of fair value of net tangible assets
      acquired, less accumulated amortization       9,582          9,675
Deferred patent costs, less accumulated
      amortization                                  4,778          4,878
Other                                                 144            150
                                                 --------       --------
                                                 $ 64,210       $ 62,838
                                                 --------       --------

                               ENZO BIOCHEM, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      October 31,    July 31,
                                                         1996          1996
                                                      (unaudited)
                                                      ------------------------
                                                           (in thousands)


Current liabilities:
     Trade accounts payable                           $ 1,010        $ 1,281
     Accrued legal fees                                 1,064          1,392
     Accrued leasehold costs                               --          2,950
     Other accrued expenses                               569            776
     Current portion of long-term debt                     35             35
     Current portion of obligations under
       capital leases                                      27             29
                                                      -------        -------

          Total current liabilities                     2,705          6,463

Long-term debt                                             38             47
Obligations under capital leases                           60             67
Other deferred liabilities                              1,009          1,008
Stockholders' equity:
    Preferred Stock, $ .01 par value; authorized
       25,000,000 shares no shares issued or
       outstanding
    Common Stock, $ .01 par value;  authorized  75,000,000 shares; shares issued and outstanding; 23,076,000 shares at October
       31,1996 and 21,624,900 shares at July 31,1996      231            216
    Additional paid-in capital                         88,458         83,450
    Accumulated deficit                               (28,291)       (28,413)
                                                      --------       --------

        Total stockholders' equity                     60,398         55,253

                                                       ------         ------
                                                     $ 64,210       $ 62,838
                                                     --------       --------
                                                     --------       --------



See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)



                                                 Three Months Ended October 31,
                                                 -----------------------------
                                                      1996           1995
                                          ------------------------------------
                                         (In thousands, except per share data)



Revenues:
    Research product sales                            $ 3,173        $ 3,037
    Clinical laboratory services                        4,832          5,519
                                                        -----          -----

        Total operating revenues                        8,005          8,556

Costs and expenses:
     Cost of research product sales                     1,924          1,814
     Cost of clinical laboratory services               1,695          1,867
     Research and development expenses                    908            585
     Selling expenses                                     599            605
     Provision for uncollectable accounts
       receivable                                       1,536            770
     General and administrative expenses                1,682          1,971
                                                        -----          -----

              Total costs and expenses                  8,344          7,612

Income (loss) before interest and provision
    for income taxes                                     (339)           944
Interest income (expense) net                             478            377
                                                       ------        -------
Income before provision for income taxes                  139          1,321
Provision for taxes on income                             (17)          (417)
                                                       -------      ---------

Net income                                              $ 122          $ 904
                                                      -------        -------
                                                      -------        -------

Net income per share                                   $ 0.01         $ 0.04
                                                       ------         ------
                                                       ------         ------

Weighted average common shares                         23,809         23,647
                                                       ------         ------
                                                       ------         ------



See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                 Three Months Ended October 31,
                                                 --------------------------
                                                      1996           1995
                                            --------------------------------
                                       (In thousands, except per share data)


Cash flows from operating activities:

Net income                                                 $ 122         $ 904
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of property
       and equipment                                         212           217
     Amortization of costs in excess of fair
       value of tangible assets acquired                      93            92
     Amortization of deferred patent costs                   150           120
     Provision for uncollectable accounts receivable       1,536           770
     Accretion of interest on note receivable               (250)         (225)
     Other                                                     8           108

Change in assets and liabilities:
     Note receivable - J & J settlement                    5,000         5,000
     Accounts receivable before provision for
       uncollectable amounts                                (949)       (1,705)
     Inventories                                              74           (34)
     Prepaid expense                                         228           242
     Trade accounts payable and other accrued
       expenses                                             (427)         (377)
     Accrued legal fees                                      (18)          (66)
     Income taxes payable                                     --          (802)
     Deferred liabilities                                     --            42
                                                           -----         -----
                                                           5,657         3,382
                                                           -----         -----

        Net cash provided by operating activities        $ 5,779       $ 4,286
                                                         -------       -------

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                 Three Months Ended October 31,
                                                 --------------------------
                                                      1996           1995
                                                 ---------------------------
                                                        (In Thousands)



Cash flows from investing activities:
     Capital expenditures                                $    (88)    $    (62)
     Patent costs deferred                                    (50)         (48)
     Security deposits                                          6           --
                                                              ---        -----

     Net cash used in investing activities                   (132)        (110)

Cash flows from financing activities:

      Payments of obligations under capital lease             (16)         (25)
      Proceeds from exercise of stock options                  94          246
                                                           ------       ------

      Net cash provided by used in financing activities        78          221
                                                           ------       ------

Net increase in cash and cash equivalents                   5,725        4,397
Cash and cash equivalents at the beginning of the year     17,793       11,068
                                                           ------       ------

Cash and cash equivalents at the end of the period       $ 23,518     $ 15,465
                                                         --------     --------
                                                         --------     --------

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

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Company at October 31,1996, had cash and cash equivalents of $23.5 million, an increase of $5.7 million from July 31, 1996. The Company had net working capital of $39.7 million at October 31, 1996 compared to $29.5 million at July 31, 1996.

The Company's income before taxes was $139,000 which includes depreciation and amortization aggregating approximately $ 455,000. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

Net cash provided by operating activities for the October 31, 1996 quarter was approximately $ 5.8 million and includes $5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. as compared to net cash provided by operating activities of $ 4.3 million for the prior period. The increase in net cash provided by operating activities from the 1996 period to the 1997 period was primarily due to the Company's decrease in net income from October 31, 1996 and an increase provision for uncollectable accounts receivable of $ 766,000, offset by the decrease in accounts receivable and the decrease in income taxes payable.

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



RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1996 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1995

Revenues from operations for the period ended October 31, 1996 decreased by $551,000 over revenues from operations for the period ended October 31, 1995. This decrease was due to an increase of $136,000 in revenues from research product sales resulting primarily from the Company's non-exclusive distribution agreements for the Company's products offset by a decrease of $687,000 in revenue for the clinical reference laboratory operation. The decrease in revenues from the clinical laboratory operations resulted primarily from a reduction in reimbursements rates from the Medicare program and to a lesser extent, a decrease in volume from unprofitable diagnostic screening tests.

Cost of sales decreased by approximately $62,000 as a result of an increase of $110,000 in the cost of sales of research products from the Company's distribution agreements activities offset by a decrease in the cost of clinical laboratory services of $172,000. This decrease is primarily due to the improved efficiencies of performing certain diagnostics screening tests.

Research and development expenses increased by approximately $323,000 as a result of an increase in research programs and to a lesser extent the increase in amortization of patent costs.


The provision for uncollectable accounts receivable increased by $766,000 primarily due to the fact that additional reserves were needed primarily to cover lower collection rates under the Federal Medicare programs and other third-party insurance carriers for billings in the quarter ended October 31, 1996. The health care industry is undergoing significant change as third-party payors, such as Medicare and insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

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




                                                 ENZO BIOCHEM, INC.
                                                 ------------------
                                                     (registrant)





Date:  January 17, 1997                       by:  /s/ Shahram K. Rabbani
                                                   ----------------------
                                                   Chief Operating Officer,
                                                   Secretary and Treasurer