Form 10-K/A
period 1996-07-31
ENZO BIOCHEM INC
filed 1997-02-04
CIK 316253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                  FORM 10-K/A-3




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

     10(v)    Employment Agreement with Barry Weiner. (16)

     10(w)    1994 Stock Option Plan (17).

     10(x)    Stipulation of Settlement with the City of New York (18).

     10(y) Agreement with Corange International Limited (Boehringer Mannheim) effective April 1994. (19)

     10(z)    Agreement with Amersham International effective February 1995.
              (18)(19)

     10(aa)   Agreement with Dako A/S effective May 1995. (18) (19)


     10(bb) Agreement with Baxter Healthcare Corporation (VWR Scientific Products) effective September 1995. (18) (19)

     10(cc)   Agreement with Yale University and amendments thereto. (19)

     10(dd) Agreement with The Research Foundation of the State of New York effective May 1987. (18) (19)

     11       Computation of per-share earnings (18).

     21       Subsidiaries of the registrant:
                        Enzo Clinical Labs, Inc., a New York Corporation Enzo Diagnostics, Inc., a New York Corporation Enzo Therapeutics, Inc., a New York Corporation

     23       Consent of Independent Auditors (18).

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

(18) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1996 or previously filed Amendment thereto and is incorporated by reference.

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

                                       ENZO BIOCHEM, INC.




Date: February 4, 1997                 By: /s/ Elazar Rabbani
                                           ---------------------
                                           Chairman of the Board




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Elazar Rabbani                          February 4, 1997
------------------------------------
Elazar Rabbani,
  Chairman of Board of Directors
  (Principal Executive Officer)



/s/ Shahram K. Rabbani                      February 4, 1997
------------------------------------
Shahram K. Rabbani,
  Chief Operating Officer, Treasurer
  and Director (Principal Financial
  and Accounting Officer)


/s/ Barry W. Weiner                         February 4, 1997
------------------------------------
Barry W. Weiner,
  President, Secretary and Director


------------------------------------
John B. Sias, Director


------------------------------------
John J. Delucca, Director

                                 EXHIBIT INDEX




     Exhibit
        No                        Description
     -------                      -----------

     10(y) Agreement with Corange International Limited (Boehringer Mannheim) effective April 1994. (1)

     10(cc)   Agreement with Yale University and amendments thereto. (1)




----------
(1) These exhibits are subject to a confidential treatment request pursuant to Securities Exchange Act Rule 24b-2