Form 10-Q
period 1997-01-31
ENZO BIOCHEM INC
filed 1997-03-14
CIK 316253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
--------------------------------------------------------------------------------
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

                                 (516-755-5500)
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value             The American Stock Exchange
-----------------------------        -------------------------------------------
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

                             Yes _X__   No _____

As of March 7, 1997 the Registrant had 23,176,400 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                January 31, 1997



                                      INDEX
                                      -----



                                                                       PAGE
                                                                      NUMBER
                                                                      ------

PART  I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheet - January 31, 1997
            and July 31, 1996                                            3

         Consolidated Statements of Operations
             For the six months ended January 31, 1997 and 1996          5

         Consolidated Statement of Operations
            For the three months ended January 31, 1997 and 1996         6

         Consolidated Statement of Cash Flows
            For the six months ended January 31, 1997 and 1996           7

         Notes to Consolidated Financial Statements                      9

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 11


PART II

Item 2.   Changes in Securities                                         14

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


                           CONSOLIDATED BALANCE SHEET


                                                           January 31,  July 31,
                                                              1997        1996
                                                           (unaudited)
                                                           ---------------------
                                                                (in thousands)

                                     ASSETS

Current assets:
         Cash and cash equivalents                           $23,209     $17,793
         Accounts receivable, less allowance
              for doubtful accounts                           10,414      10,488
         Current portion of note receivable -
              litigation settlement                            5,000       5,000
         Inventories                                           1,791       1,810
         Other                                                 2,302         823
                                                             -------     -------

                   Total current assets                       42,716      35,914

Property and equipment, at cost, less accumulated
      depreciation and amortization                            2,945       3,107
Long term portion of note receivable - litigation
      settlement                                               4,564       9,114
Cost in excess of fair value of net tangible assets
      acquired, less accumulated amortization                  9,490       9,675
Deferred patent costs, less accumulated
      amortization                                             4,753       4,878
Other                                                            152         150
                                                             -------     -------
                                                             $64,620     $62,838
                                                             =======     =======

                               ENZO BIOCHEM, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                              January 31,    July 31,
                                                                                 1997         1996
                                                                              (unaudited)
                                                                              ---------------------
                                                                                (in thousands)


Current liabilities:
         Trade accounts payable                                                $    860    $  1,281
         Accrued legal fees                                                          23       1,392
         Accrued leasehold costs                                                     --       2,950
         Other accrued expenses                                                     533         776
         Current portion of long-term debt                                           36          35
         Current portion of obligations under capital leases                         27          29
                                                                               --------    --------


                   Total current liabilities                                      1,479       6,463

Long-term debt                                                                       28          47
Obligations under capital leases                                                     53          67
Other deferred liabilities                                                        1,008       1,008
Stockholders' equity:
         Preferred Stock, $ .01 par value; authorized
              25,000,000 shares; no shares issued or
              outstanding
         Common Stock, $ .01 par value; authorized 75,000,000 shares; shares issued and outstanding; 23,168,000 shares at January
              31, 1997 and 21,624,900 shares at July 31, 1996                       232         216
         Additional paid-in capital                                              89,913      83,450
         Accumulated deficit                                                    (28,093)    (28,413)
                                                                               --------    --------

                   Total stockholders' equity                                    62,052      55,253
                                                                               --------    --------
                                                                               $ 64,620    $ 62,838
                                                                               ========    ========






See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)



                                                Six Months Ended January 31,
                                                 --------------------------
                                                    1997             1996
                                                 --------------------------
                                           (In thousands, except per share data)



Revenues:
         Research product sales                  $  6,116         $  6,246
         Clinical laboratory services               9,618           10,318
                                                 --------         --------

              Total operating revenues             15,734           16,564

Costs and expenses:
         Cost of research product sales             3,710            3,513
         Cost of clinical laboratory services       3,383            3,545
         Research and development expenses          1,857            1,275
         Selling expenses                           1,267            1,281
         Provision for uncollectable accounts
              receivable                            2,566            1,354
         General and administrative expenses        3,651            4,229
                                                 --------         --------

              Total costs and expenses             16,434           15,197

Income (loss) before interest and provision
    for income taxes                                 (700)           1,367
Interest income net                                 1,038              764
                                                 --------         --------
Income before provision for income taxes              338            2,131
Provision for taxes on income                         (18)            (670)
                                                 --------         --------

Net income                                       $    320         $  1,461
                                                 ========         ========

Net income per share                             $   0.01         $   0.06
                                                 ========         ========

Weighted average common shares                     23,926           23,549
                                                 ========         ========




See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)


                                               Three Months Ended January 31,
                                           -------------------------------------
                                                    1997             1996
                                           -------------------------------------
                                           (In thousands, except per share data)




Revenues:
         Research product sales                 $  2,943          $  3,209
         Clinical laboratory services              4,786             4,799
                                                --------          --------

              Total operating revenues             7,729             8,008

Costs and expenses:
         Cost of research product sales            1,786             1,699
         Cost of clinical laboratory services      1,688             1,678
         Research and development expenses           949               690
         Selling expenses                            668               676
         Provision for uncollectable accounts
              receivable                           1,030               584
         General and administrative expenses       1,969             2,258
                                                --------          --------

              Total costs and expenses             8,090             7,585

Income (loss) before interest and provision
    for income taxes                                (361)              423
Interest income net                                  560               387
                                                --------          --------
Income before provision for income taxes             199               810
Provision for taxes on income                         (1)             (253)
                                                --------          --------

Net income                                      $    198          $    557
                                                ========          ========

Net income per share                            $   0.01          $   0.02
                                                ========          ========

Weighted average common shares                    23,902            23,518
                                                ========          ========



See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                          Six Months Ended January 31,
                                                     -------------------------------------
                                                              1997             1996
                                                     -------------------------------------
                                                     (In thousands, except per share data)



Cash flows from operating activities:

Net income                                                 $   320          $ 1,461
Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization of property
              and equipment                                    433              452
         Amortization of costs in excess of fair
              value of tangible assets acquired                185              186
         Amortization of deferred patent costs                 300              240
         Provision for uncollectable accounts receivable     2,566            1,354
         Expense related to leasehold                           --              130
         Accretion of interest on note receivable             (450)            (353)
         Other                                                 142               95

Change in assets and liabilities:
         Note receivable - J & J settlement                  5,000            5,000
         Accounts receivable before provision for
              uncollectable amounts                         (2,492)          (2,989)
         Inventories                                            20             (210)
         Prepaid expense                                       220               47
         Trade accounts payable and other accrued
              expenses                                        (615)            (441)
         Accrued legal fees                                    (40)              60
         Income taxes payable                                   --             (598)
         Deferred liabilities                                   --               80
                                                           -------          -------

                                                             5,269            3,053
                                                           -------          -------

              Net cash provided by operating activities    $ 5,589          $ 4,514
                                                           -------          -------


                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                                Six Months Ended January 31,
                                                           -------------------------------------
                                                                    1997             1996
                                                           -------------------------------------
                                                                       (In Thousands)



Cash flows from investing activities:
         Capital expenditures                                    (272)             (195)
         Patent costs deferred                                   (175)             (137)
         Security deposits                                         (1)                3
                                                             --------          --------

         Net cash used in investing activities                   (448)             (329)

Cash flows from financing activities:

         Payments of obligations under capital lease              (32)              (46)
         Proceeds from exercise of stock options                  307             1,162
                                                             --------          --------


         Net cash provided by used in financing activities        275             1,116

Net increase in cash and cash equivalents                       5,416             5,301
Cash and cash equivalents at the beginning of the year         17,793            11,068
                                                             --------          --------

Cash and cash equivalents at the end of the period           $ 23,209          $ 16,369
                                                             ========          ========



                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1997
                                   (Unaudited)



1. The consolidated balance sheet as of January 31, 1997, the consolidated statement of operations for six months ended January 31, 1997 ("1997 Period") and 1996 ("1996 Period") and the consolidated statement of cash flows for the six months ended January 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the six months ended January 31, 1997 are not necessarily indicative of the results that maybe expected for the full year.

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1997
                                   (Unaudited)



grants, licenses and intellectual property have been returned to the Company in totality.

3. In March 1993, the Company filed suit in the United States District Court for the District of Delaware charging patent infringement and acts of unfair competition against Calgene, Inc. and seeking a declaratory judgment of invalidity concerning Calgene, Inc.'s plant antisense patent. On February 9, 1994, the Company filed a second suit in the United States District Court for the District of Delaware charging Calgene with infringement of a second antisense patent owned by the Company. Calgene filed a counterclaim in the second Delaware action seeking a declaration that a third patent belonging to the Company is invalid. The two Delaware actions were consolidated and were tried to the Court in April 1995. Following trial, the Court issued a decision that was adverse to Enzo but subsequently withdrew that decision. Both sides have submitted additional materials and motions. The Court has not issued any further decision or ruled on the motions. The Company intends to appeal from any adverse judgment. There can be no assurance that the Company will be successful in this matter or that Calgene will not be successful. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1997
                                   (Unaudited)



shares of the Company's common stock in August 1996 in consideration of the settlement amount. As a result of this settlement with the City, the Company incurred a charge against earnings in the amount of approximately $7.6 million in the fourth quarter of fiscal 1996.

Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company at January 31, 1997, had cash and cash equivalents of $23,209,000, an increase of $5,416,000 from July 31, 1996. The Company had working capital of $41,237,000 at January 31, 1997 compared to $29,451,000 at July 31, 1996.

The Company's income before taxes for the 6 month period ended January 31, 1997 was $338,000 which includes depreciation and amortization aggregating approximately $918,000. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

Net cash provided by operating activities for the 6 month period ended
January 31, 1997 was approximately $5,589,000 and includes $5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. as compared to net cash provided by operating activities of $4,514,000 for the 1996 period which also includes $5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. The increase in net cash provided by operating activities from the 1996 period to the 1997 period was primarily due to the Company's decrease in net income from January 31, 1997, an increase provision for uncollectable accounts receivable of $1,212,000 offset by the decrease in accounts receivable, and the decrease in income taxes payable.

Net cash used in investing activities increased by $119,000 from the 1996 period primarily as a result of an increase in capital expenditures.

Net cash provided by financing activities decreased by $841,000 from the 1996 period primarily as a result of the decrease in proceeds from the exercise of stock options.


Results of Operations

Six months ended January 31, 1997 compared with six months ended January 31,
1996

Revenues from operations for the period ended January 31,1997 decreased by $830,000 over revenues from operations for the period ended January 31,1996. This decrease was due to a decrease of $130,000 in the mix of research products sales resulting primarily from the Company's non-exclusive distribution agreements for the Company's products and by a decrease of $700,000 in revenue for the clinical reference laboratory operation. The decrease in revenues from the clinical laboratory operations resulted primarily from a reduction in reimbursement rates from the Medicare program and, to a lesser extent, a decrease in volume from unprofitable diagnostic screening tests.

Cost of sales increased by approximately $35,000 as a result of an increase of $ 197,000 in the cost of sales of research products from the Company's distribution agreements activities offset by a decrease in the cost of clinical laboratory services of $162,000. This decrease is primarily due to the improved efficiencies of performing certain diagnostics screening tests. The increase in the cost of research products is primarily due to the change in mix of products distributed.

Research and development expenses increased by approximately $582,000 as a result of an increase in research programs and to a lesser extent the increase in amortization of patent costs.

The provision for uncollectable accounts receivable increased by $1,212,000 primarily due to the fact that additional reserves were needed during the six months entered January 31, 1997 primarily to cover lower collection rates under the Federal Medicare programs and other third-party insurance carriers. The health care industry is undergoing significant change as third-party payors, such as Medicare and other insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

Selling and general and administration expenses decreased by $592,000 primarily due to a decrease in legal fees and the overall improved efficiencies at the clinical reference laboratory.


Three months ended January 31, 1997 compared with three months ended January 31, 1996

Revenues from operations for the period ended January 31,1997 decreased by $279,000 over revenues from operations for the period ended January 31,1996. This decrease was due to a decrease of $266,000 in the mix of research products sales primarily from the Company's non-exclusive distribution agreements and by a decrease of $13,000 in revenue for the clinical reference laboratory operation. The decrease in revenues from the clinical laboratory operations resulted primarily from a reduction in reimbursements rates from the Medicare program and to a lesser extent, a decrease in volume from unprofitable diagnostic screening tests.

Cost of sales increased by approximately $97,000 as a result of an increase of $87,000 in the cost of sales of research products from the Company's distribution agreements activities and by a increase in the cost of clinical laboratory services of $10,000.

Research and development expenses increased by approximately $259,000 as a result of an increase in research programs and to a lesser extent the increase in amortization of patent costs.

The provision for uncollectable accounts receivable increased by $446,000 primarily due to the fact that additional reserves were needed during the three months ended January 31, 1997 primarily to cover lower collection rates under the Federal Medicare programs and other third-party insurance carriers. The health care industry is undergoing significant change as third-party payors, such as Medicare and insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

Selling and general and administration expenses decreased by $297,000 primarily due to a decrease in legal fees and the overall improved efficiencies at the clinical reference laboratory.

PART II

Item 2- Changes in Securities

The Company issued an aggregate of 416,521 shares of Common Stock in August 1996, in October 1996 and in December 1996 in exchange for the cancellation of an aggregate of $6,171,871 owed or to be owed by the Company to certain creditors of the Company. The shares were registered pursuant to a registration statement declared effective in February 1997.

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




                                                    ENZO BIOCHEM, INC.
                                                    ------------------
                                                       (registrant)




Date:     March 13, 1997                            by: /s/ Shahram K. Rabbani
                                                        -----------------------
                                                    Chief Operating Officer,
                                                    Secretary and Treasurer