Form 10-Q
period 1997-04-30
ENZO BIOCHEM INC
filed 1997-06-13
CIK 316253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one
  |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                       or

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                              ---------   ---------

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
             -------------------------------------------------------
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

                                    Yes   X    No
                                        -----     ------

As of June 10, 1997 the Registrant had 23,309,823 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                 April 30, 1997



                                      INDEX



                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART  I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheet - April 30, 1997
            and July 31, 1996                                              3

         Consolidated Statements of Operations
             For the nine months ended April 30, 1997 and 1996             5

         Consolidated Statements of Operations
            For the three months ended April 30, 1997 and 1996             6

         Consolidated Statements of Cash Flows
            For the nine months ended April 30, 1997 and 1996              7

         Notes to Consolidated Financial Statements                        9

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   10

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


                           CONSOLIDATED BALANCE SHEET


                                                            April 30,   July 31,
                                                              1997        1996
                                                           (unaudited)
                                                           ---------------------
                                                               (in thousands)

                    ASSETS

Current assets:
         Cash and cash equivalents                           $23,665     $17,793
         Accounts receivable, less allowance
              for doubtful accounts                           11,527      10,488
         Current portion of note receivable -
              litigation settlement                            5,000       5,000
         Inventories                                           1,720       1,810
         Other                                                 2,026         823
                                                             -------     -------

                   Total current assets                       43,938      35,914

Property and equipment, at cost, less accumulated
      depreciation and amortization                            2,893       3,107
Long term portion of note receivable - litigation
      settlement                                               4,764       9,114
Cost in excess of fair value of net tangible assets
      acquired, less accumulated amortization                  9,398       9,675
Deferred patent costs, less accumulated
      amortization                                             4,743       4,878
Other                                                            152         150
                                                             -------     -------
                                                             $65,888     $62,838
                                                             =======     =======

                               ENZO BIOCHEM, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               April 30,    July 31,
                                                                                 1997        1996
                                                                              (unaudited)
                                                                               --------------------
                                                                                (in thousands)

Current liabilities:
         Trade accounts payable                                                $    933    $  1,281
         Accrued legal fees                                                          23       1,392
         Accrued leasehold costs                                                   --         2,950
         Other accrued expenses                                                     771         776
         Current portion of long-term debt                                           36          35
         Current portion of obligations under capital leases                         27          29
                                                                               --------    --------


                   Total current liabilities                                      1,790       6,463

Long-term debt                                                                       19          47
Obligations under capital leases                                                     47          67
Other deferred liabilities                                                        1,008       1,008
Stockholders' equity:
         Preferred Stock, $.01 par value; authorized
              25,000,000 shares; no shares issued or
              outstanding
         Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding; 23,180,000 shares at April
              30, 1997 and 21,624,900 shares at July 31, 1996                       232         216
         Additional paid-in capital                                              90,271      83,450
         Accumulated deficit                                                    (27,479)    (28,413)
                                                                               --------    --------

                   Total stockholders' equity                                    63,024      55,253
                                                                               --------    --------
                                                                               $ 65,888    $ 62,838
                                                                               ========    ========






See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                             Nine Months
                                                            Ended April 30,
                                                        -----------------------
                                                        1997             1996
                                                        -----------------------
                                                          (In thousands, except
                                                             per share data)



Revenues:
         Research product sales                        $ 9,542          $ 9,355
         Clinical laboratory services                   15,079           15,762
                                                        ------           ------

              Total operating revenues                  24,621           25,117

Costs and expenses:
         Cost of research product sales                  5,716            5,652
         Cost of clinical laboratory services            5,248            5,273
         Research and development expenses               2,694            1,975
         Selling expenses                                1,978            2,010
         Provision for uncollectable accounts
              receivable                                 3,802            2,496
         General and administrative expenses             5,775            6,100
                                                        ------           ------
              Total costs and expenses                  25,213           23,506

Income (loss) before interest and provision
    for income taxes                                      (592)           1,611
Interest income - net                                    1,551            1,154
                                                        ------           ------
Income before provision for income taxes                   959            2,765
Provision for taxes on income                              (25)            (865)
                                                        ------           ------

Net income                                               $ 934          $ 1,900
                                                        ======          =======

Net income per share                                    $ 0.04          $  0.08
                                                        ======          =======

Weighted average common shares                          23,989           23,852
                                                        ======          =======




      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                             Three Months
                                                            Ended April 30,
                                                        -----------------------
                                                        1997             1996
                                                        -----------------------
                                                          (In thousands, except
                                                             per share data)


Revenues:
         Research product sales                          $  3,426    $  3,108
         Clinical laboratory services                       5,461       5,445
                                                         --------    --------

              Total operating revenues                      8,887       8,553

Costs and expenses:
         Cost of research product sales                     2,006       2,139
         Cost of clinical laboratory services               1,865       1,727
         Research and development expenses                    837         700
         Selling expenses                                     711         729
         Provision for uncollectable accounts
              receivable                                    1,236       1,142
         General and administrative expenses                2,123       1,872
                                                         --------    --------

              Total costs and expenses                      8,778       8,309

Income before interest and provision for income
   taxes                                                      109         244
Interest income - net                                         511         390
                                                         --------    --------
Income before provision for income taxes                      620         634
Provision for taxes on income                                  (6)       (195)
                                                         --------    --------

Net income                                               $    614    $    439
                                                         ========    ========

Net income per share                                     $   0.03    $   0.02
                                                         ========    ========

Weighted average common shares                             23,989      23,852
                                                         ========    ========



      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                             Nine Months
                                                            Ended April 30,
                                                        -----------------------
                                                        1997             1996
                                                        -----------------------
                                                          (In thousands, except
                                                             per share data)



Cash flows from operating activities:

Net income                                                 $   934    $ 1,900
Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization of property
              and equipment                                    644        669
         Amortization of costs in excess of fair
              value of tangible assets acquired                278        278
         Amortization of deferred patent costs                 450        374
         Provision for uncollectable accounts receivable     3,802      2,496
         Accretion of interest on note receivable             (650)      (600)
         Other                                                 271        156

Change in assets and liabilities:
         Note receivable - J & J settlement                  5,000      5,000
         Accounts receivable before provision for
              uncollectable amounts                         (4,841)    (5,263)
         Inventories                                            90        (36)
         Prepaid expense                                       494        172
         Trade accounts payable and other accrued
              expenses                                        (301)      (855)
         Accrued legal fees                                    (40)       (66)
         Deferred liabilities                                   --        120
                                                           -------    -------
                                                             5,197      2,445
                                                           -------    -------

              Net cash provided by operating activities    $ 6,131    $ 4,345
                                                           -------    -------

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                     Nine Months
                                                                   Ended April 30,
                                                              ------------------------
                                                                1997             1996
                                                              ------------------------
                                                                    (In Thousands)

Cash flows from investing activities:
         Capital expenditures                                      (430)          (319)
         Patent costs deferred                                     (315)          (235)
         Security deposits                                           (2)           (23)
         Proceeds from insurance recovery                            --             42
                                                              ---------       --------

         Net cash used in investing activities                     (747)          (535)

Cash flows from financing activities:

         Payments of obligations under capital lease                (47)           (66)
         Proceeds from exercise of stock options                    344          1,212
         Proceeds from stock sale                                   286             --
         Payment of security registration fees                      (95)            --
                                                              ---------       --------


         Net cash provided by used in financing activities          488          1,146
                                                              ---------       --------

Net increase in cash and cash equivalents                         5,872          4,956
Cash and cash equivalents at the beginning of the year           17,793         11,068
                                                              ---------       --------

Cash and cash equivalents at the end of the period            $ 23, 665       $ 16,024
                                                              =========       ========



                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1997
                                   (Unaudited)



1. The consolidated balance sheet as of April 30, 1997, the consolidated statement of operations for nine months ended April 30, 1997 ("1997 Period") and 1996 ("1996 Period") and the consolidated statement of cash flows for the nine months ended April 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1997 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the nine months ended April 30, 1997 are not necessarily indicative of the results that maybe expected for the full year.

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard is effective for the Company's financial statements beginning in the first quarter of fiscal 1997. SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and the excess of cost over net assets acquired, related to those assets to be held and used in operations, whereby impairment losses are required to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets and certain identifiable intangibles that are expected to be disposed of. In the opinion of the Company's management, the adoption of SFAS No. 121 did not have a material effect on the consolidated results of operations or financial condition of the Company.

2. On October 19, 1994 the Company executed a settlement agreement with Johnson & Johnson, Inc. in the aggregate amount of $ 35.0 million pursuant to which the Company received $ 15.0 million, and a promissory note requiring Johnson & Johnson and its subsidiary, Ortho Diagnostics, Inc., to pay $ 5.0 million a year for each of the four successive anniversaries of said date. These future payments are recorded at net present value discounted using an interest rate of 5.25%. Pursuant to the terms of the settlement, all of the Company's

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1997
                                   (Unaudited)



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

4. In the fourth quarter of fiscal 1996, the Company negotiated a settlement with the City of New York to relieve the Company from any further obligations related to a former lease. The Company paid the City $ 2,950,000 in shares of stock in full settlement of all of the City's claims for unpaid taxes and rent. Such shares of stock were subsequently sold by the City of New York. As a result of this settlement with the City, the Company incurred a charge against earnings in the amount of approximately $ 7.6 million in the fourth quarter of fiscal 1996.


Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

The Company at April 30, 1997, had cash and cash equivalents of $ 23,665,000 an increase of $ 5,872,000 from July 31,1996. The Company had working capital of $ 42,148,000 at April 30, 1997 compared to $ 29,451,000 at July 31,1996.

The Company's income before taxes for the nine months ended April 30, 1997 was $959,000 which includes depreciation and amortization aggregating approximately $1,372,000. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

Net cash provided by operating activities for the nine month period ended April 30, 1997 was approximately $ 6,131,000 and includes $ 5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. as compared to net cash provided by operating activities of $ 4,345,000 for the 1996 period which also includes $ 5.0 million of cash received in connecting with the litigation settlement with Johnson & Johnson, Inc. The increase in net cash provided by operating activities from the 1996 period to the 1997 period was primarily due to the Company's decrease in net income from April 30, 1997, an increase provision for uncollectable accounts receivable of $ 1,306,000 offset by the decrease in trade accounts payable and other accrued expenses.

Net cash used in investing activities increased by $ 212,000 from the 1996 period primarily as a result of an increase in capital expenditures and patent costs.

Net cash provided by financing activities decreased by $ 658,000 from the 1996 period primarily as a result of the decrease in proceeds from the exercise of stock options.


Results of Operations

Nine months ended April 30, 1997 compared with nine months ended April 30, 1996

Revenues from operations for the period ended April 30,1997 decreased by $496,000 compared to revenues from operations for the nine month period ended April 30,1996. This decrease was due to a decrease of $ 683,000 in revenue from the clinical reference laboratory operation offset by the increase of $ 187,000 in the mix of research products sales resulting primarily from the Company's non-exclusive distribution agreements for the Company's products. The decrease in revenues from the clinical laboratory operations resulted primarily from a reduction in reimbursement rates from the Medicare program and, to a lesser extent, a decrease in volume from unprofitable diagnostic screening tests.

Cost of sales increased by $ 39,000 as a result of an increase of $ 64,000 in the cost of sales of research products from the Company's distribution agreements activities offset by a decrease in the cost of clinical laboratory services of $ 25,000.

Research and development expenses increased by $ 719,000 as a result of an increase in research programs and to a lesser extent the increase in amortization of patent costs.

The provision for uncollectable accounts receivable increased by $ 1,306,000 primarily due to the fact that additional reserves were needed during the nine months ended April 30, 1997 primarily to cover lower collection rates under the Federal Medicare program and other third-party insurance carriers. The health care industry is undergoing significant change as third-party payors, such as Medicare and other insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

General and administration expenses decreased by $325,000 primarily due to a decrease in legal fees and the overall improved efficiencies at the clinical reference laboratory.


Three months ended April 30, 1997 compared with three months ended April 30,
1996

Revenues from operations for the three month period ended April 30, 1997 increased by $ 334,000 compared to revenues from operations for the three month period ended April 30,1996. This increase was due to a increase of $ 318,000 in the mix of research products sales primarily from the company's non-exclusive distribution agreements and by a increase of $ 16,000 in revenue for the clinical reference laboratory operation.

Cost of sales increased by approximately $ 5,000 as a result of an decrease of $133,000 in the cost of sales of research products from the Company's distribution agreements activities, due to the increase in profit margins on the mix of research products sold. Offset by an increase in the cost of clinical laboratory services of $ 138,000, due to the costs associated with the performing of higher priced esoteric tests.

Research and development expenses increased by approximately $ 137,000 as a result of an increase in research programs and to a lesser extent the increase in amortization of patent costs.

The provision for uncollectable accounts receivable increased by $ 94,000 primarily due to the fact that additional reserves were needed during the three months ended April 30, 1997 primarily to cover lower collection rates under the Federal Medicare program and other third-party insurance carriers. The health care industry is undergoing significant change as third-party payors, such as Medicare and insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

Selling and general and administration expenses increased by $ 233,000 primarily due to an increase of $ 104,000 in costs associated with the marketing programs of the research activities and the costs incurred related to the 401K employer match of $ 129,000.

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




                                                   ENZO BIOCHEM, INC.
                                                   ------------------
                                                       (registrant)




Date:     June  10, 1997                     by: /s/ Shahram K . Rabbani
                                                 -----------------------
                                                 Chief Operating Officer,
                                                 Secretary and Treasurer