Form 10-K405
period 1997-07-31
ENZO BIOCHEM INC
filed 1997-10-29
CIK 316253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

Mark one

 |X|      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended July 31, 1997

                                     or

 |_|      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________ to ____________________


                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.

              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                      13-2866202
---------------------------------                     -------------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                    Identification No.)

     60 Executive Boulevard,
      Farmingdale, New York                                 11735
---------------------------------                        -----------
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

                             Yes |X|         No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of October 21, 1997, the Registrant had 23,335,825 shares of Common Stock outstanding.

     The aggregate market value of the Common Stock held by nonaffiliates as of October 21, 1997 was approximately $369,063,497.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III  -  Items 11, 12 and 13         To be included in the Company's Proxy
                                         Statement to be filed with the
                                         Securities and Exchange Commission no
                                         later than November 28, 1997.

Part IV  -   Certain exhibits listed     Included in prior filings made by the
             in response to Item         Company under the Securities Act of
             14(a)(3)                    1933 and the Securities Exchange Act
                                         of 1934.

                                     PART I

Item 1. Business

Introduction

         Enzo Biochem, Inc. (the "Company" or "Enzo") develops, manufactures and markets health care products based on molecular biology and genetic engineering techniques, and also provides diagnostic services to the medical community. Each of the three business activities of the Company is performed by one of the Company's three wholly-owned subsidiaries--Enzo Diagnostics, Inc., Enzo Therapeutics, Inc., and Enzo Clinical Labs, Inc. ("Enzo Diagnostics", "Enzo Therapeutics" and "Enzo Clinical Labs", respectively). These activities are: (1) development, manufacture and marketing of diagnostic and research products through Enzo Diagnostics, (2)therapeutic product research and development through Enzo Therapeutics, and (3)the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 11 of the Notes to Consolidated Financial Statements.

         For the fiscal year ended July 31, 1997 (fiscal 1997), approximately 38% of the Company's operating revenues was derived from product sales and approximately 62% was derived from clinical reference laboratory services. For the fiscal years ended July 31, 1996 and 1995 (fiscal 1996 and fiscal 1995, respectively), approximately 38% and 30%, respectively, of the Company's operating revenues were derived from product sales and approximately 62% and 70%, respectively, were derived from clinical reference laboratory services.

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

         The primary focus of the Company's current research is the development of products based on two technology platforms-gene identification and gene regulation. The Company is funding its research programs through its operating cash flows and cash and cash equivalents. It also is seeking joint ventures and collaborative relationships.

         Through Enzo Diagnostics, the Company has devoted a major portion of its research and development activities to the development of simple and reliable test formats and protocols for the commercialization of nucleic acid-based products for the diagnostic and medical research markets as well as other diagnostic products. An important system for Enzo is its non-radioactive BioProbe(R) nucleic acid probe system. The Company continued to introduce new products based on this technology into the research market during fiscal 1997.

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

         Whenever the Company complements its internal research and development activities with collaborative research arrangements with academic and private research institutions or consultants on specific projects, the Company typically supplies funds to cover salaries, materials, certain laboratory equipment and a portion of the overhead. In all such collaborative research arrangements, the Company reserves the patent and commercial rights to any product or process developed. The location of the Company in the greater New York area affords the Company access to and interaction with a large number of research institutions and qualified scientists.

         In the fiscal years ended July 31, 1997, 1996 and 1995, the Company incurred costs of approximately $3,562,000, $3,083,000 and $2,366,000, respectively, for research and development activities.

Clinical Reference Laboratory

         The Company, through Enzo Clinical Labs, operates a clinical reference laboratory which offers full diagnostic services to the greater New York medical community. The services Enzo Clinical Labs provides include chemistry, blood tests, cytology studies, tissue pathology, hormone studies, and diagnostic procedures which seek to detect, among others, precancerous conditions, cancers in cervical specimens and sexually transmitted diseases. Enzo Clinical Labs provides these services primarily to physicians as well as to clinics, nursing homes and other clinical laboratories. Enzo Clinical Labs operates a regional clinical reference laboratory on Long Island and also operates fourteen satellite patient service centers in the greater New York area, including a "stat" laboratory in Manhattan. The patient service center collects the specimens as requested by the physician. The specimens are sent through the Company's in-house courier system to the Company's laboratory for testing. A "STAT" lab is a laboratory that has the ability to perform certain routine tests quickly and report results to the physician immediately.

         Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the physician, indicate the tests to be performed and provide the necessary billing information. Once this information is entered into the computer system, the tests are performed and the results are entered primarily through computer interface or manually. Most routine testing is completed by early the next morning, and test results are printed and prepared for distribution. Some physicians have local printer capability and have reports printed out directly in their offices. Physicians who request that they be called with a result are so notified in the morning.

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

         Approximately 93% and 86% at July 31, 1997 and 1996, respectively, of the Company's net accounts receivable relate to its clinical reference laboratory business which operates in the New York Metropolitan area. The Company believes that the concentration of credit risk with respect to accounts receivable are limited due to the diversity of the Company's client base. However, the Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during each of the fiscal years ended July 31, 1997, 1996 and 1995 approximated 12%, 14% and 12%, respectively of the Company's total revenue. For the year ended July 31, 1997, 1996 and 1995 no other payor accounted for more than 10% of Enzo Clinical Labs revenues.

         In addition, the Company utilizes its clinical reference laboratory to evaluate and demonstrate the benefits of the Company's diagnostic products (see
Note 11 of the Notes to Consolidated Financial Statements for segment information and operating revenues and profits).

Business Objectives

         The current business objectives of the Company are (1) to develop, manufacture and market on a worldwide basis, medical research, diagnostic and therapeutic products based on the Company's technology platforms of gene identification and gene regulation, and (2) to perform diagnostic tests for the U.S. health care community. The Company's research and development efforts are directed to both short and long-term projects. Diagnostic products require less time to commercialize than therapeutic products because the requirements for attaining government clearance are less time consuming. Therapeutic products, once developed, require extensive clinical testing and compliance. This process can range from three to five years and, in some instances, longer.

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

Marketing Strategy

     Product Development Activities

         Enzo's initial commercialization program for the BioProbe(R) nucleic acid probe systems included filing major U.S. and foreign patent applications, clinical evaluation, and Food and Drug Administration (FDA) submissions. The Company through Enzo Diagnostics has obtained clearance by the FDA for the sale of a number of in-vitro diagnostic products. BioProbe(R) nucleic acid probe products are also sold to the research market, where FDA clearance is not required. The Company has been successful in obtaining FDA clearance for four totally Enzo-developed DNA probe products. The Company believes that significant delays will not be encountered with any future probe product submissions to the FDA since products based on the BioProbe(R) nucleic acid probe system have been FDA cleared. However, there can be no assurance that delays will not be incurred.

         Through Enzo Diagnostics, the Company manufactures and markets its BioProbe(R) nucleic acid probe products for research applications. These BioProbe(R) research products include products which allow researchers to make their own non-radioactive DNA probes as well as complete DNA probe kits which contain all reagents necessary for detecting various disease pathogens in clinical samples.

         Enzo Diagnostics markets a variety of IN-SITU hybridization kits. PathoGene(R) DNA probe kits detect specific pathogens including human papillomavirus (HPV), herpes simplex virus, cytomegalovirus, Epstein-Barr virus, adenovirus, hepatitis B virus and Chlamydia trachomatis. Its BioPap(R) DNA probe kits detect certain types of HPV in Pap smear samples. An enhanced detection procedure that will enable the pathologist to identify the presence of fewer virus particles by increasing the sensitivity of the assay was developed by the Company. These products compete directly with products labeled with various radioactive isotopes. In addition to the in situ hybridization kits, Enzo Diagnostics also markets kits based on its proprietary microplate hybridization format. Microplate Hybridization Assays have been developed for the detection of the AIDS-causing virus (HIV-1). Kits are also available to detect HIV-2, another strain of the AIDS virus, hepatitis virus, the bacteria causing tuberculosis(TB) and members of the Mycobaterium tuberculosis (MTB) complex.

         Enzo's HIV test was one of the first commercial DNA probe tests for this pathogen in this format. Unlike many AIDS tests which detect antibodies for HIV, Enzo's HIV Microplate Hybridization Assay detects DNA unique to HIV. Since individuals can carry the HIV infection for up to 12 months before developing antibodies to it, a test directed at the virus can provide earlier detection. Because this product can also measure virus concentrations, it is easier for researchers to determine HIV levels in patients and look for relationships between these levels and other disease indicators such as antibody production or appearance of symptoms. This product is currently marketed to the research community. An enhanced version of the Microplate Hybridization Assay, has been developed to detect the hepatitis virus directly in serum and is aimed at the blood bank market.

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

         In addition to nucleic acid-based products, the Company also produces and sells other types of research products, such as monoclonal antibodies. The products are marketed through direct sales, an extensive product catalog, advertising in scientific and trade journals and U.S. and foreign distributors. In fiscal 1993, Enzo Diagnostics began to expand its non-exclusive distribution arrangements for its proprietary products in both the U.S. and foreign markets with various companies having worldwide distribution and with companies having local foreign distribution. In fiscal 1994, the Company continued to expand these distribution arrangements and began a policy of using joint labels on all products marketed by its distributors. In April 1994, the Company signed a multi-year non-exclusive worldwide distribution and supply agreement with Boehringer Mannheim Biochemicals. Under the terms of this agreement, Boehringer Mannheim distributes to the global medical research market, a broad range of biochemical products and reagents manufactured and supplied by Enzo. The agreement includes products based on nonradioactive DNA probe technology and includes products that were developed and marketed by Boehringer Mannheim prior to the agreement, as well as products developed by the Company, all of which are covered by Enzo patents. The agreement took effect in April 1994 and extends for the life of the last patent to expire for products involved. In February 1995, a multi-year non-exclusive distribution agreement was signed with Amersham International which provides for Amersham to market a broad group of products developed and marketed by Amersham, as well as products developed by Enzo Diagnostics. All products are based on nonradioactive DNA labeling technologies covered by Enzo patents. A multi-year non-exclusive distribution agreement, also covering the Company's line of proprietary DNA labeling products and reagents was concluded in May 1995 with Dako A/S, a privately-held international company with headquarters in Copenhagen, Denmark and subsidiaries worldwide, including the Dako Corporation based in Carpinteria, California. In September 1995 a similar multi-year non-exclusive distribution agreement was concluded with VWR Scientific Products, a leader in the medical research market that was formerly an operating unit of Baxter Health Care. In fiscal 1997 a previous distribution agreement with Sigma Chemical Co. was expanded and an additional multi-year nonexclusive distributing agreement was concluded with Wako Clinical Co., a leader in the medical research market in Japan. The Company continues to have discussions with other potential distributors.

         At July 31, 1997 and 1996, 5% and 12% of the Company's net accounts receivable relate to amounts due from Boehringer Mannheim and Amersham, collectively. Operating revenues from Boehringer Mannheim represented approximately 25% of consolidated operating revenues in each of fiscal 1997 and 1996.

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

Technology and Product Development

         The major focus of the Company's product development program has been toward the commercialization of nucleic acid probe-based in vitro diagnostics for specific pathogens. Initially, nucleic acid probes were radioactive and required complex protocols to perform. To develop them into useful commercial products required making such products easy-to-use, easy to interpret, readily automatable and sensitive enough to detect the presence of low levels of pathogen. As a result of this product development effort, the Company has developed a broad technology base for the labeling, detection, sensitivity enhancement, signal amplification and testing formats of nucleic acid probe products. Patent protection has been aggressively pursued for this technology base. At the end of fiscal 1997 some 171 patents issued worldwide had been granted to or licensed by the Company in this area of technology. In fiscal 1996 and continuing during fiscal 1997, the Company began to receive revenues from the distribution agreements related to these patents and believes that the patents have positioned the Company to derive considerably more revenues in the future as the markets for these products continue to develop. These patents cover a variety of BioProbe(R) nucleic acid probe products, chelation technology for easy radioactive labeling, signal amplification methods, sensitivity enhancements, and automatable formats.

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

         To overcome the limitations of radioactively labeled probes, the Company starting with basic technology licensed from Yale University ("Yale"), has developed a proprietary technology which allows DNA probes to be used effectively without the use of radioactivity. This development permits the application of genetic analysis in a clinical setting without the shelf-life, licensing and disposal problems associated with radioactively labeled probes.

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

         The near term application of the BioProbe(R) nucleic acid probe system in the human health care area is in bacterial and viral diagnostics. Nucleic acid probe diagnostics can be developed for any organism. Advantages of the nucleic acid probes for the direct detection of pathogens in human diagnostics are speed(less than an hour for test results as compared to days), greater specificity and the capability of diagnosing a disease in an early or latent stage of development.

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

Therapeutic Technology and Product Development

         Through Enzo Therapeutics, the Company is applying its technological capabilities for manipulating genetic material towards the development of therapeutic treatments for a variety of cancers and infections. Enzo is exploring applications of antisense nucleic acids employing various proprietary technologies . During fiscal 1997, the Company improved a newgene delivery system that is designed to provide universal and efficient delivery of any gene to any cell. The GenSert(TM) Universal Delivery System is being combined with Enzo's antisense technology in its therapeutic development program. Also, the Company has developed techniques for stably attaching drugs and radioisotopes to proteins and DNA. The Company is working towards, inter alia, the development of products relating to HIV, certain cancers and hepatitis, however, no products have been finalized.

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

         In January 1995, the Company signed a collaborative research agreement with Cornell University on behalf of its Medical College, aimed at evaluating the Company's genetic antisense technology for use in managing the treatment of HIV, the AIDS-causing virus. Early research results indicated, that this technology could be applied to inhibiting the function of genes necessary for the HIV virus to grow within the cell. In preclinical studies currently underway, Enzo scientists and collaborators were able to demonstrate stable resistance to HIV in human immune cells in culture that were treated with the Company's HIV product. These results were published in the Journal of Virology, in May 1997, a peer-reviewed publication of the American Society for Microbiology. The ability of Enzo's genetic antisense construct to enable immune cells to withstand the effects of infection by HIV is an extremely important step in the development of an effective clinical product. A key element in the success was the development by Enzo scientists of the Stealth Vector TM antisense construct designated to localize in the cell nucleus, where it could be most effective. The Stealth Vector TM was also designed to be "invisible" to the human immune system, so as not to trigger an immune response. The Company is now preparing for human clinical trials of its Stealth Vector TM antisense construct for HIV therapy and Hepatitis.

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

         The Company's manufacturing operation uses exempt quantities of tritium
(3H) in its research and development activities and manufacturing operations. For the fiscal year ended July 31, 1997, the Company has not had an accumulation of tritium to be disposed.

Information Systems

         The Company believes that with respect to its clinical reference laboratory business, the health care provider's need for data will continue to place high demands on its information systems staff. The Company believes that the efficient handling of information involving clients, patients, payors and other parties will be a critical factor in the Company's future success.

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

Regulation and Reimbursement

         The Company's present and proposed activities are regulated by the federal government to a significant extent. This regulation applies to research, development, manufacturing, and also to the marketing of products, for diagnostic or therapeutic applications.

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

         Any gene therapy products (which is one of the areas in which the Company is develop products) developed by the Company will require regulatory clearances prior to clinical trials and additional regulatory clearances prior to commercialization. New human gene therapy products as are new drugs are subject to regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which the Company will have to comply are uncertain at this time due to the novelty of the human gene therapies currently under development. Currently, each protocol is reviewed by the FDA on a case-by-case basis. The FDA has published "Points to Consider" guidance documents with respect to the development of gene therapy protocols.

         Obtaining FDA approval has historically been a costly and time consuming process. Generally, in order to gain FDA pre-market approval, a developer first must conduct pre-clinical studies in the laboratory and, if appropriate, in animal model systems, to gain preliminary information on safety and efficiency. The results of these studies are submitted as a part of an investigational new drug ("IND") application, which the FDA must review before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the clinical investigations to be undertaken.

         In order to commercialize any products, the Company (sponsor) and files an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of any such products. For Company or sponsored INDs, the Company as sponsor its will be required to select qualified clinical sites (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations and the general investigational plan and protocols contained in the IND. Clinical trials are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients which are intended to gather the additional information for proper dosage and labeling of the drug. Clinical trials generally take two to five years, but the period may vary. Recent regulations promulgated by the FDA may shorten the time periods and reduce the number of patients required to be tested in the case of certain life-threatening diseases which lack available alternative treatments.

         The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. Human gene therapy products (which is one of the areas in which the Company may develop products)are a new category of therapeutics, and there can be no assurance as to the length of the clinical trial period, the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy and potency of human gene therapy products, or that the clinical data generated in these studies will be acceptable to the FDA to support marketing approval.

         After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is regulated as a new biologic, CBER will require the submission and approval of both a Product License Application ("PLA") and an Establishment License Application before commercial marketing of the biologic. If the product is classified as a new drug, the Company must file a New Drug Application ("NDA") with CDER and receive approval before commercial marketing of the drug. The NDA or PLA must include results of product development, pre-clinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs and PLAs submitted to the FDA can take, on average, two to five years to receive approval. If questions arise during the FDA review process, approval can take more than five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or PLA does not satisfy its regulatory criteria for approval and require additional clinical studies. Even after FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness.

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

Regulation of Diagnostics

         The diagnostic products developed by the Company or its collaborators are likely to be regulated by the FDA as medical devices. The nature of the FDA requirements applicable to such diagnostic devices depends on their classification by the FDA. A diagnostic device developed by the Company or its collaborators would be automatically classified as a Class III device, requiring pre-market approval, unless the sponsor could demonstrate to the FDA, in the required pre-market notification procedure, that the device was substantially equivalent to an existing device that has been classified in Class I or Class II or to a pre-1976 device that has not yet been classified. If the Company or its collaborators were unable to demonstrate such substantial equivalence, it would be required to undertake the time consuming process, comparable to that for new drugs, of conducting pre-clinical studies, obtaining an investigational device exemption to conduct clinical tests, filing a pre-market approval application, and obtaining FDA clearance.

         If the Company or its collaborators can demonstrate substantial equivalence to a Class I product, the "general controls" of the Food, Drug, and Cosmetic Act - chiefly adulteration, misbranding, and good manufacturing practice requirements - will apply. If substantial equivalence to a Class II device can be shown, the general controls plus "special controls" - such as performance standards, guidelines for safety and effectiveness, and postmarket surveillance - will apply. While demonstrating substantial equivalence to a Class I or Class II product is not as costly or time-consuming as the pre-market approval process for Class III devices, it also involves conducting clinical tests to demonstrate, equivalence, or that any differences between the new device and devices already on the market do not affect safety or effectiveness.

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

         The Company has in-house personnel to expedite the preparation and filing of documentation necessary for FDA clearances and approvals, patent issuance's and licensing agreements. The Company has received clearance from the FDA to market five of its diagnostic products. The Company also has several products in various stages of clinical trial evaluation which, if successful, are expected to be carried thru the FDA process.

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

         Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Subsequently, Congress imposed a national ceiling on the amount that can be paid under the fee schedule. Laboratories must accept the scheduled amount as payment in full for most tests performed on behalf of Medicare beneficiaries and must bill the program directly. In fiscal 1997 and 1996, the Company derived approximately 12% and 14%, respectively of its net sales from tests performed for beneficiaries of Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation on these programs because clients often want a single laboratory to perform all of their testing services. Since 1984, Congress has periodically reduced the ceilings on Medicare reimbursement to clinical laboratories from previously authorized levels. Because a significant portion of the Company's costs are relatively fixed, these Medicare reimbursement reductions have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict if additional Medicare reductions will be implemented.

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

         Future changes in Federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on the Company. The Company is unable to predict, however, whether and what type of legislation will be enacted into law.Fraud and Abuse Regulations. The Medicare and Medicaid anti-kickback laws prohibit intentionally paying anything of value to influence the referral of Medicare and Medicaid business.

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

Occupational Safety.

         In addition to its comprehensive regulation of safety in the workplace, the Federal Occupational Safety and Health Administration("OSHA") has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. The use of controlled substances in testing for drugs of abuse is regulated by the Federal Drug Enforcement Administration

Proprietary Technology - Patents

         As novel techniques, processes, products or microorganisms are developed during the course of its research and development necessary, foreign patents. At the end of fiscal 1997 the Company owned or licensed 36 U.S. and some 148 foreign patents and had filed approximately 199 U.S. and foreign patent applications covering products, methods and procedures resulting from the Company's research projects. Patents relating to the BioProbe(R) nucleic acid probe system have issued in the U.S. and Europe. Management believes that additional patents will issue shortly and over the next several years with respect to the Company's pending applications. There can be no assurance, however, that patents will be issued on pending applications or that any issued patents will have commercial benefit. The Company does not intend to rely on patent protection as the sole basis for protecting its proprietary technology. It also relies on its trade secrets and continuing technological innovation. All employees involved in the clinical reference laboratory division and the manufacturing operations sign a confidentiality agreement prohibiting the employee from disclosing any confidential information about the Company, including the Company's technology or trade secrets.

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

 Human Resources

         As of July 31, 1997, the Company employed 169 full-time and 41 part-time employees. Of the full-time employees, 28 were engaged in research, development, manufacturing and marketing of research products and 141 at the clinical reference laboratories. The scientific staff of the Company possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. The Company believes that relations with its employees are good.

Competition

         The Company's activities compete with pharmaceutical, chemical, energy, and food companies which are diversifying into biotechnology, and with specialized biotechnology firms in the United States and elsewhere. Competition from existing companies and from newly formed private enterprises is expected to increase.

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

Item 2.  Properties

     The following are the principal facilities of the Company:


LOCATION                   PRINCIPAL OPERATIONS           APPROXIMATE               APPROXIMATE            APPROXIMATE
                                                          FLOOR                     ANNUAL                 EXPIRATION
                                                          AREA (SQ. FT.)            BASE RENT              DATE
-----------------          ------------------------       ---------------           -------------          ----------------
60 Executive Blvd.         Corporate headquarters,        40,000                    $ 777,000              November 2004
Farmingdale, NY            clinical reference and
                           development facilities
                           (See note 6 of Notes to
                           Consolidated Financial
                           Statements)

527 Madison Ave.           Executive office                6,400                    $ 163,000              December 1998
New York, NY



         Management believes that the current facilities will be adequate for current and foreseeable future operating needs.

Item 3.  Legal Proceedings

         In March 1993, the Company filed suit in the United States District Court for the District of Delaware charging patent infringement and acts of unfair competition against Calgene, Inc. and seeking a declaratory judgment of invalidity concerning Calgene's plant antisense patent. On February 9, 1994, the Company filed a second suit in the United States District Court for the District of Delaware charging Calgene with infringement of a second antisense patent owned by the Company. Calgene filed a counterclaim in the second Delaware action seeking a declaration of invalidy on a third patent belonging to the Company. The two Delaware actions were consolidated and were tried to the Court in April 1995. In addition, the Company filed suit on March 22, 1994 in the United States District Court for the Western District of Washington against Calgene and the Fred Hutchinson Cancer Research Center, asserting that the defendants had conspired to issue a false and misleading press release regarding a supposed "patent license" from Hutchinson to Calgene, and conspired to damage the Company's antisense patents by improperly using confidential information to challenge them in the U.S. Patent Office. The Complaint further charged Hutchinson with infringing and inducing Calgene to infringe the Company's antisense patents. On February 2, 1996, the Delaware Court issued an opinion ruling against the Company and in favor of Calgene, finding certain claims infringed, but the patent, as a whole not infringed, and finding the claims at issue invalid for lack of enablement. Calgene's patent was found valid (non-obvious) over the prior art. On February 29, 1996, the Delaware Court issued an Order withdrawing its February 2, 1996 Opinion. Enzo intends to appeal from any adverse judgment. There can be no assurance that the Company will be successful in any of the foregoing matters or that Calgene and/or Hutchinson will not be successful. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

On April 3, 1997, the European Patent Office rejected Calgene's opposition that had been lodged against the Company's related European antisense patent, thereby upholding the patent's validity. On May 23, 1997, the Japanese Patent Office issued a related antisense patent owned by the Company.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were brought to a vote of the Company's stockholders in the fiscal quarter ended July 31, 1997.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The common stock of the Company is traded on the American Stock Exchange (Symbol:ENZ). The following table sets forth the high and low price of the Company's Common Stock for the periods indicated as reported on the American Stock Exchange.

                                                          High        Low
                                                          ----        ----

1996 Fiscal Year (August 1, 1995
to July 31, 1996):

         1st Quarter                                   $ 23        $   14 5/8
         2nd Quarter                                   $ 24 1/2    $   15 3/8
         3rd Quarter                                   $ 20 3/8    $   15 1/8
         4th Quarter                                   $ 21        $   13 1/2

1997 Fiscal Year (August 1, 1996
to July 31, 1997):

         1st Quarter                                   $ 19 1/8    $  13 1/2
         2nd Quarter                                   $ 21        $  15 1/2
         3rd Quarter                                   $ 17 3/4    $  12 1/4
         4th Quarter                                   $ 16 3/8    $  13 7/8


         On October 21, 1997, the last sale price of the Common Stock of the Company as reported on the American Stock Exchange was $ 19 7/8.

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

Item 6.


                                                         Selected Financial Data
                                                  (In thousands, except per share data)
                                                      FOR THE YEARS ENDED JULY 31,

                                                                1997            1996          1995            1994         1993
                                                                ----            ----          ----            ----         ----
Operating revenues                                          $ 34,939        $ 34,490       $31,701        $ 22,799     $ 20,025

Litigation settlement, net of legal fees                         ---             ---        21,860             ---          ---

Writedown of leasehold interest and related costs                ---           7,613        11,400             600        3,000

Interest income (expense) net                                  1,799           1,640           941              87        (230)

Income (loss) before provision (benefit) for taxes

   on income and extraordinary items                           1,564         (7,508)         9,749           2,156      (6,324)

Provision (benefit) for taxes on income                          111             199         4,131         (2,945)           52

Income (loss) before extraordinary items                       1,453         (7,707)         5,618           5,101      (6,376)

Extraordinary items:

    Gain on extinguishment debt                                  ---             ---           ---             150          ---
    Loss on debt conversion                                      ---             ---           ---             ---        (466)
                                                               -----         -------       -------         -------      -------

Net income (loss)                                             $1,453        $(7,707)        $5,618          $5,251     $(6,842)
                                                              ======        ========        ======          ======     ========

Per common and common equivalent share(1):

    Income (loss) before extraordinary items                  $ 0.06         $(0.34)        $ 0.24           $0.22      $(0.33)
    Extraordinary items                                          ---             ---           ---            0.01       (0.02)
                                                              ------         -------        ------          ------      -------

Net income (loss)                                             $ 0.06          (0.34)          0.24            0.23       (0.35)
                                                              ======          ======          ====            ====       ======

Average common and dilutive common
equivalent (1)                                                24,245          22,593        23,075          22,628       19,407



                                                         Selected Financial Data
                                            (In thousands, except per share data and ratios)
                                                                AS AT JULY 31,

                                                                 1997            1996           1995            1994           1993
                                                                 ----            ----           ----            ----           ----
Working capital (deficit)                                     $43,232         $29,451        $24,449         $17,153       $(2,411)
Total assets                                                   67,419          62,838         72,458          65,043         47,569
Long-term debt and obligations under capital lease                 46             114          4,698           4,379          4,168
Stockholders' equity                                           64,009          55,253         61,113          51,245         32,396


      (1) In fiscal years 1996 and 1993, common stock equivalents have not been included because the effect of their inclusion would have been anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company, at July 31, 1997, had cash and cash equivalents of $25.3 million, an increase of $7.5 million from July 31, 1996. The Company had net working capital of $43.2 million at July 31, 1997 compared to $29.5 million at July 31, 1996.

         The Company's income before taxes was $1,564,000 which includes depreciation and amortization aggregating approximately $1.8 million. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities. The Company believes that its current cash position is sufficient for its foreseeable liquidity and capital resource needs, although there can be no assurance that future events will not alter such view.

         Net cash provided by operating activities for the 1997 fiscal year was $7.7 million and includes $5 million of cash received in connection with the litigation settlement as compared to net cash provided by operating activities of $6.1 million for the 1996 fiscal year. The increase in net cash provided by operating activities from fiscal 1996 to fiscal 1997 was primarily due to the Company's net income for 1997, which was partially offset by an decreased provision for uncollectible accounts receivable of $1.1 million, a decrease in writedown of leasehold interest and related costs of $7.6 million offset by a decrease of $ 548,000 in other assets and an increase in account receivable of approximately $ 855,000.

         Net cash used by investing activities in fiscal 1997 amounted to $1.2 million as a result of capital expenditures and deferred patent costs as compared to net cash used by investing activities of $1.0 million in fiscal 1996. The increase relates primarily from increased patent cost expenditures in fiscal 1997 compared to fiscal 1996.

         Net cash provided by financing activities of $939,000 in fiscal 1997 as compared to $1,618,000 in fiscal 1996 represents a reduction of $679,000. This reduction was attributable primarily to a decrease of stock options and warrants exercised of $891,000 offset by the proceeds from the issuance of common stock of $ 286,000.

         The Company's net accounts receivable of $12.0 million and $10.5 million represent 125 average days and 111 average days of operating revenues at July 31, 1997 and 1996 respectively. The change in net accounts receivable is due to an increase in accounts receivable at the clinical reference laboratory of approximately $ 2.1 million and a decrease of research products accounts receivable of approximately $0.6 million. The Company does not believe that the increase in net receivables and the age of such receivables has had a material effect on the Company's liquidity or capital position. The increase in accounts receivable is primarily due to the increase in revenue during the last six months of the fiscal year at the clinical reference laboratory.

         On October 19, 1994, the Company executed a settlement agreement with Johnson & Johnson, Inc. (J&J) pursuant to which the Company received $15.0 million and a promissory note requiring J&J and its subsidiary, Ortho Diagnostics, Inc., to pay $5.0 million a year for each of the four successive anniversaries of said date. These future payments are recorded at net present value discounted using an interest rate of 5.25%. The litigation settlement amounted to approximately $21.9 million, net of legal fees. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality.

         Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements which would have a material effect on the Company's financial statements.

Results of Operations

Fiscal 1997 Compared to Fiscal 1996

         Revenues from operations for the fiscal year ended July 31, 1997 ("fiscal 1997") increased by $448,000 over revenues from operations for the fiscal year ended July 31, 1996 ("fiscal 1996"). This increase was due to an increase of $243,000 in revenues from research product sales over revenue for the similar activity in fiscal 1996 and an increase of $205,000 in revenues for the clinical reference laboratory operations. The increase in research product sales resulted primarily from the Company's non-exclusive distribution agreements for the Company's products and generally was the result of higher volume of sales of product. The increase in revenues from the clinical laboratory operations resulted primarily from an increase in volume of diagnostic screening tests.

         Cost of sales increased by $124,000 as a result of the increase of $59,000 in the cost of sales of research products from the Company's distribution agreements activities and an increase in the cost of clinical laboratory services of $65,000. This increase is primarily due to the costs related to the increased volume of tests.

         Research and development expenses increased by $479,000 as a result of an increase in research programs and the increased amortization of patent costs.

         The provision for uncollectible accounts receivable decreased by $1,069,000 primarily due to an additional provision of $3.5 million in the fourth quarter of fiscal 1996 to reflect the reduced reimbursements received by the Company from Medicare and other third party insurers who generally follow the reimbursement policies of Medicare offset by the continuing effects in 1997 of such reduced reimbursements and collections.

         The Company's net accounts receivable from the clinical laboratory operations of $11.1 million and $9.0 million represent an average of 186 and 153 days of operating revenue at July 31, 1997 and 1996, respectively. The Company expects that in the future, as a result of the revised Medicare reimbursement policies, the Company will receive reimbursements and cash flows at the clinical reference laboratory at the lower rates realized in fiscal 1997. The Company will continue its efforts at attempting to control costs associated with the performance of the tests, however, there can be no assurance that such efforts will be successful.

         Selling and general and administrative expenses decreased by $385,000 primarily due to a decrease in legal fees in fiscal 1997.

         The operating profit from research and development activities and related costs amounts to $409,000 in fiscal 1997, as compared to $449,000 in fiscal 1996. The decrease in the profit is principally related to the increase in research and development expenses from the diagnostic division. The operating profit from the clinical reference laboratories activities amounted to $1,565,000 (7% of operating revenues) as compared to $124,000 (.6% of operating revenues) in fiscal 1996. This increase resulted principally from the decrease in the provision for uncollectible accounts receivable.

Results of Operation

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

         Research and development expenses increased by $717,000 as a result of an increase in research programs and the increased amortization of patent costs.

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

         In the fourth quarter of fiscal 1995, management decided that it was not in the best interests of the Company to continue further renovations on the leasehold interest since the continuing expenses associated with such renovations were not deemed justifiable in light of the uncertainty of recoupment of such expenses and because the likelihood of occupancy of the leasehold interest was in question. A decision was made to dispose of the leasehold interest as is, and an independent appraisal of the leasehold interest on a current condition basis indicated that a writedown of the leasehold interest was required in the amount of $11,400,000 which was recorded in the fourth quarter of fiscal 1995. During fiscal 1996, the Company made extensive efforts to find a developer for the leasehold interest. In addition, the Company commenced negotiations with the City to also assist the Company in identifying and approving a buyer or developer for the leasehold interest. Simultaneously, the Company commenced negotiations with the City for a full surrender of the leasehold interest back to the City. Based on the limited interest in the leasehold by any developer, the Company determined that it was in the best interest of the Company to negotiate a complete and full settlement with the City. On July 31, 1996, the Company negotiated a settlement with the City of New York (the "City") to relieve the Company from any further obligations related to the lease and to return the building to the City and the Company agreed to pay the City $2,950,000 in full settlement of all of the City's claims for unpaid taxes and rent. The Company issued to the City 213,623 shares (after giving effect to the 5% stock dividend paid in October 1996) of the Company's common stock in August 1996 in consideration of the settlement amount. If the City did not receive the net proceeds of $2.95 million upon the sale of such stock by March 17, 1997, the City would have to return the remaining shares not sold, if any, and the Company would have paid the difference in cash. As a result of this settlement with the City of New York, the Company incurred a charge against earnings in the amount of approximately $7.6 million in the fourth quarter of fiscal 1996.

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

         Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant

         (a) Directors - The following sets forth certain information regarding directors of the Company who are not executive officers of the Company. Information with respect to directors of the Company who are also executive officers of the Company appears below under the subcaption "Executive Officers. "The Company has a classified Board of Directors consisting of three classes.

         JOHN B. SIAS (age 70) has been Director of the Company since January 1982. Mr. Sias has been President and Chief Executive Officer of Chronicle Publishing Company since April 1993. From January 1986 until April 1993, Mr. Sias was President of ABC Network Division, Capital Cities/ABC, Inc. From 1977 until January 1986 he was the Executive Vice President, President of the Publishing Division (which includes Fairchild Publications) of Capital Cities Communications, Inc.

         JOHN J. DELUCCA (age 54) has been a Director of the Company since January 1982. Since October 1993, Mr. Delucca has been Senior Vice President and Treasurer of RJR Nabisco, Inc. From January 1992 until October 1993, he was managing director and Chief Financial Officer of Hascoe Associates, Inc. From October 1, 1990 to January 1992 he was President of The Lexington Group. From September 1989 until September 1990 he was Senior Vice President-Finance of the Trump Group. From May 1986 until August 1989, he was senior Vice President-Finance at International Controls Corp. From February 1985 until May 1986, he was a Vice President and Treasurer of Textron, Inc. Prior to that he was a Vice President and Treasurer of the Avco Corporation, which was acquired by Textron.

         During the fiscal year ended July 31, 1997, there were four (4) formal meetings of the Board of Directors, several actions by unanimous consent and several informal meetings. The Board of Directors has an Audit Committee and Stock Option Committee. The Audit Committee had one (1) formal meeting and the Stock Option Committee had three formal meetings in fiscal 1997.

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

         The Company does not have a formal Executive Committee or Nominating Committee of the Board of Directors.

      (b) Executive Officers - The following table sets forth the names and positions of all of the current executive officers of the Company:


       Name                                                            Position
      ------                                                           --------
Elazar Rabbani, Ph.D.                                         Chairman of the Board of Directors and Chief Executive Officer
Shahram K. Rabbani                                            Chief Operating Officer, Secretary
Barry W. Weiner                                               President and Director
Norman E. Kelker, Ph.D.                                       Senior Vice President
Dean Engelhardt, Ph.D.                                        Senior Vice President
Herbert B. Bass                                               Vice President of Finance
Barbara E. Thalenfeld, Ph.D.                                  Vice President, Corporate Development
David C. Goldberg                                             Vice President, Business Development


         DR. ELAZAR RABBANI (age 53) has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since the Company's inception in 1976 and has served as the Company's President from its incetion to November 1996. Dr. Rabbani received his B.A. degree from New York University in Chemistry and his Ph.D. degree in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

         SHAHRAM K. RABBANI (age 45) has served as Chief Operating Officer and Secretary of the Company since November 1996, as Executive Vice President from September 1981 to November 1996 and as Vice President, Treasurer and a Director since the Company's organization. Mr. Rabbani received a B.A. degree in chemistry from Adelphi University.

         BARRY W. WEINER (age 47) has served as President of the Company since November 1996 and as Director of the Company since its organization. Mr. Weiner has served as an Executive Vice President of the Company from September 1981 to November 1996, as a Vice President of the Company from the Company's organization to November 1996 and as Secretary of the Company from March 1980 to November 1996. He was employed by Colgate-Palmolive Company, New York, New York from August 1974 until March 1980, when he joined the Company on a full-time basis. Mr. Weiner received his B.S. degree in Economics from New York University and a M.B.A. from Boston University.

         DR. NORMAN E. KELKER (age 58) has been a Vice President of the Company since September 1981. Effective January 1, 1989, he was promoted to Senior Vice President. From 1975 until he joined the Company, Dr. Kelker was an Associate Professor in the Department of Microbiology of the New York University School of Medicine. He holds a Ph.D. from Michigan State University.

         DR. DEAN ENGELHARDT (age 57) has been Vice President since September 1981. Effective January 1, 1989, he was promoted to Senior Vice President. Prior to joining the Company he was Associate Professor of Microbiology at Columbia University College of Physicians and Surgeons. He obtained his Ph.D. from Rockefeller University.

         HERBERT B. BASS (age 49) is Vice President of Finance of the Company. Prior to his promotion, Mr. Bass was the Corporate Controller of Enzo. Before joining Enzo in 1986, Mr. Bass held various positions at Danziger & Friedman, Certified Public Accountants, from 1979 to 1986, the most recent of which was audit manager. For the preceding seven years he held various positions at Berenson & Berenson, C.P.A.'s. Mr. Bass holds a Bachelor degree in Business Administration from Baruch College.

         DR. BARBARA E. THALENFELD (age 57) is Vice President of Corporate Development and has been with Enzo since 1982. Prior to joining the Company she held an NIH research fellowship at Columbia University. She received a Ph.D. from Hebrew University- Hadassah Medical Center and an MS from Yale University.

         DAVID C. GOLDBERG (age 40) is Vice President of Business Development. Prior to joining Enzo in 1985, he was employed at DuPont NEN Products. He received an MS from Rutgers University and an MBA from New York University.

         Dr. Elazar Rabbani and Shahram K. Rabbani are brothers and Barry W. Weiner is their brother-in-law.

Item 11.  Executive Compensation

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 1997 and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required under this item will be set forth in the Company's proxy statement to filed with the Securities and Exchange Commission on or before November 28, 1997 and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 1997 and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K
         ---------------------------------------------

(a)  (1)  Consolidated Financial Statements

          Consolidated Balance Sheet - July 31, 1997 and 1996
          Consolidated Statement of Operations-
           Years ended July 31, 1997, 1996 and 1995
          Consolidated Statement of Stockholders' Equity-
           Years ended July 31, 1997, 1996 and 1995
          Consolidated Statement of Cash Flows-
           Years ended July 31, 1997, 1996 and 1995
          Notes to Consolidated Financial Statements

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

         The following documents are filed as Exhibits to this Annual Report on Form 10-K:


     Exhibit
        No                        Description
     -------                      -----------
     3(a)     Certificate of Incorporation, as amended March 17, 1980. (1)

     3(b)     June 16, 1981 Certificate of Amendment of the Certificate of Incorporation. (2)

     3(c)     Certificate of Amendment to the Certificate of Incorporation. (11)

     3(d)     Bylaws. (1)

     4(d)     Form of Note Indenture. (3)

     10(a)    1980 Stock Option Plan. (1)

     10(b)    Investment Agreement between the registrant and Johnson & Johnson Develop Corp. dated June 25, 1982.(4)

     10(c)    Agreement between the registrant and Ortho Diagnostic System, Inc. dated June 25, 1982. (5)

     10(d)    1983 Incentive Stock Option Plan.(6)

     10(e)    Letter Agreement between the Company and Ortho Diagnostic Systems, Inc. dated a of January 1, 1985.(7)

     10(f)    Lease Agreement dated as of December 1, 1985. (8)

     10(g)    Indenture of Mortgage and Trust dated as of December 1, 1985. (8)

     10(h)    Letter of Credit Agreement dated as of December 1, 1985.(8)

     10(i)    Leasehold Mortgage and Security Agreement dated as of February  5,1986. (8)

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

     23       Consent of Independent Auditors filed herewith.

     25      Financial Data Schedule filed herewith.

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

(19) These exhibits are subject to a confidential treatment request pursuant to Securities Exchange Act Rule 24b-2
(b) The Company's Current Reports on Form 8-K filed during the quarter ended July 31, 1997 -- none.
(c)  See Item 14(a)(3), above.
(d)  See Item 14(a)(2), above.

                                  *************

                               S I G N A T U R E S

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ENZO BIOCHEM, INC.


Date: October 28, 1997                        /s/ Elazar Rabbani
                                              ---------------------
                                              Chairman of the Board


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Elazar Rabbani                               October  28, 1997
------------------
Elazar Rabbani,
  Chairman of the Board of Directors
  (Principal Executive Officer)


/s/ Shahram K. Rabbani,                          October  28, 1997
------------------
Shahram K. Rabbani,
  Chief Operating Officer, Secretary
  and Director (Principal Financial
  and Accounting Officer)


/s/ Barry W. Weiner,                             October  28, 1997
------------------
Barry W. Weiner,
  President and Director


------------------------------------
John B. Sias, Director


------------------------------------
John J. Delucca, Director

FORM 10-K,  ITEM 14(A) (1) AND (2)
ENZO BIOCHEM, INC.


                    LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                            FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements and financial statement schedules of Enzo Biochem, Inc. are included in Item 14(a):

Report of Independent Auditors                                             F-2

Consolidated Balance Sheet -- July 31, 1997 and 1996                       F-3

Consolidated Statement of Operations --
    Years ended July 31, 1997, 1996 and 1995                               F-4

Consolidated Statement of Stockholders' Equity --
    Years ended July 31, 1997, 1996 and 1995                               F-5

Consolidated Statement of Cash Flows --
    Years ended July 31, 1997, 1996 and 1995                               F-6

Notes to Consolidated Financial Statements                                 F-8


Schedule II - Valuation and Qualifying
    Accounts --Years ended July 31, 1997, 1996 and 1995                   F-24



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                            Report of Independent Auditors






Board of Directors and Stockholders
Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. (the "Company") as of July 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31,1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.



                                                           /s/ Ernst & Young LLP
Melville, New York
October  10, 1997


                               ENZO BIOCHEM, INC.

                           CONSOLIDATED BALANCE SHEET
                             July 31, 1997 and 1996



                    ASSETS                                1997              1996
                    ------                                ------            ------

Current assets:
   Cash and cash equivalents                         $25,250,400       $17,792,700

   Accounts receivable, less allowance
     for doubtful accounts of $4,105,000 in
     1997 and $5,398,000 in 1996                      11,985,400        10,488,200

   Current portion of note receivable --
     litigation settlement                             5,000,000         5,000,000

   Inventories                                         1,559,000         1,810,500


   Other                                               1,811,400           822,900
                                                       ---------           -------

Total current assets                                  45,606,200        35,914,300



Property and equipment, at cost, less
   accumulated depreciation and amortization           2,909,900         3,106,800

Long-term portion of note receivable -
    litigation settlement                              4,688,600         9,113,600


Cost in excess of fair value of net tangible
   assets acquired, less accumulated
   amortization of $3,499,000  in 1997 and
   $3,128,000 in 1996                                  9,304,700         9,675,100

Deferred patent costs, less accumulated
   amortization of $2,763,000 in 1997 and
   $2,176,000 in 1996                                  4,757,600         4,878,600




 Other                                                   152,400           149,700
                                                         -------           -------



                                                     $67,419,400       $62,838,100
                                                     ===========       ===========






                 LIABILITIES AND

               STOCKHOLDERS' EQUITY                        1997               1996
               --------------------                        ------             ----

  Current liabilities:
     Trade accounts payable                            $1,088,900       $1,281,700

     Accrued legal fees                                    56,000        1,392,000

     Accrued leasehold costs                                  ---        2,950,000

     Other accrued expenses                             1,161,500          776,400

     Current portion of long-term debt                     37,700           34,600

     Current portion of obligations

       under capital leases                                30,200           28,700
                                                           ------           ------

  Total current liabilities                             2,374,300        6,463,400

  Long-term debt                                            8,900           46,600

  Obligations under capital leases                         36,800           67,100

  Other deferred liabilities                              990,500        1,008,000
  Commitments and contingencies
  (Notes 6, 7 and 10)


  Stockholders' equity:
     Preferred Stock, $.01 par value;
       authorized 25,000,000 shares;
       no shares issued or outstanding

     Common Stock, $.01 par value;
       authorized 75,000,000 shares; shares
       issued and outstanding: 23,329,900 in
       1997 and 21,624,900 in 1996                        233,300          216,400
      Additional paid-in capital                       90,736,200       83,450,000
      Accumulated deficit                             (26,960,600)     (28,413,400)
                                                     ------------     ------------


  Total stockholders' equity                           64,008,900       55,253,000
                                                       ----------       ----------

                                                      $67,419,400      $62,838,100
                                                      ===========      ===========


 See accompanying notes.                                                   F-3




                                                                  ENZO BIOCHEM, INC.
                                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                       Years ended July 31, 1997 1996 and 1995

                                                              1997            1996             1995
                                                              ----            ----             ----
Revenues:
   Research product revenues                               $ 13,189,600     $ 12,946,300      $ 9,548,400
   Clinical laboratory services                              21,748,900       21,544,000       22,152,500
                                                             ----------       ----------       ----------
                                                             34,938,500       34,490,300       31,700,900

Costs and expenses:

   Cost of research product revenues                          8,410,200        8,351,000        5,706,400
   Cost of laboratory services                                7,153,400        7,088,700        8,170,100
   Research and development expense                           3,561,900        3,083,000        2,366,400
   Selling expense                                            2,718,800        2,714,800        2,754,200
   Provision for uncollectable accounts receivable            5,633,600        6,702,900        3,845,600
   General and administrative expense                         7,696,100        8,085,100       10,509,300
   Litigation settlement, net of legal fees                         ---              ---      (21,859,700)
   Writedown of leasehold interest and related costs                ---        7,613,400       11,400,000
                                                             ----------        ---------       ----------
                                                             35,174,000       43,638,900       22,892,300
                                                             ----------       ----------       ----------
Income (loss) before interest income, net and
     provision for taxes on income                             (235,500)      (9,148,600)       8,808,600
Interest income, net                                          1,799,300        1,640,200          940,700
                                                              ---------        ---------          -------

Income (loss) before provision for taxes on income            1,563,800       (7,508,400)       9,749,300
Provision for taxes on income                                   111,000          199,100        4,131,200
                                                                -------          -------        ---------

Net income (loss)                                            $1,452,800      ($7,707,500)      $5,618,100
                                                             ==========      ============      ==========

Per common and common equivalent share:

Net income (loss)                                                 $ .06            $(.34)            $.24
                                                                  =====            ======            ====


Weighted average common shares                               24,245,000       22,593,000       23,075,100
                                                             ==========       ==========       ==========



See accompanying notes.



                                                                  ENZO BIOCHEM, INC.
                                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                       Years ended July 31, 1997, 1996 and 1995

                                                                   COMMON         COMMON          ADDITIONAL
                                                                    STOCK         STOCK            PAID-IN
                                                                   SHARES         AMOUNT           CAPITAL
Balance at July 31, 1994                                       19,822,200        $198,200          $71,752,600

Net income for the year ended July 31, 1995                           ---             ---                  ---

Increase in common stock and paid-in capital due to
    exercise of stock options and warrants                        210,800           2,200            1,393,400

Increase in common stock and paid-in capital due to
   exchange of stock for debt                                     285,600           2,900            2,851,100

Increase in common stock and paid-in capital due to
   5% stock dividend                                            1,016,000          10,200            5,607,900
                                                                ---------          ------            ---------

Balance at July 31, 1995                                       21,334,600        $213,500          $81,605,000

Issuance of stock for employee 401(k) plan                         10,200             100              145,700

Net loss for the year ended July 31, 1996                             ---             ---                  ---

Increase in common stock and paid-in capital due to
   exercise of stock options and warrants                         280,100           2,800            1,699,300
                                                                  -------           -----            ---------

Balance at July 31, 1996                                       21,624,900        $216,400          $83,450,000

Increase in common stock and paid-in capital due to
    5% stock dividend                                           1,080,000          10,800              (10,800)

Net income for the year ended July 31, 1997                           ---             ---                  ---

Increase in common stock and paid-in capital due to
   exercise of stock options and warrants                         203,000           2,000              809,100

Increase  in common stock  and paid-in capital due to
    exchange of stock for debt, net of offering costs             415,000           4,000            6,072,800

Issuance of stock for employee 401(k) plan                          7,000             100              128,800

Proceeds from the issuance of common stock                            ---             ---              286,300
                                                                ---------         -------           ----------
Balance at July 31, 1997                                       23,329,900        $233,300          $90,736,200
                                                               ==========        ========          ===========



                                                                                         TOTAL
                                                                ACCUMULATED           SHAREHOLDERS'
                                                                   DEFICIT               EQUITY
Balance at July 31, 1994                                        $(20,705,900)      $51,244,900

Net income for the year ended July 31, 1995                        5,618,100         5,618,100

Increase in common stock and paid-in capital due to
    exercise of stock options and warrants                               ---         1,395,600

Increase in common stock and paid-in capital due to
   exchange of stock for debt                                            ---         2,854,000

Increase in common stock and paid-in capital due to
   5% stock dividend                                              (5,618,100)             ---
                                                                 -----------           -------

Balance at July 31, 1995                                        $(20,705,900)      $61,112,600

Issuance of stock for employee 401(k) plan                               ---           145,800

Net loss for the year ended July 31, 1996                         (7,707,500)       (7,707,500)


Increase in common stock and paid-in capital due to
   exercise of stock options and warrants                                ---         1,702,100
                                                                       -----         ---------

Balance at July 31, 1996                                        $(28,413,400)      $55,253,000

Increase in common stock and paid-in capital due to
    5% stock dividend                                                    ---               ---

Net income for the year ended July 31, 1997                        1,452,800         1,452,800

Increase in common stock and paid-in capital due to
   exercise of stock options and warrants                                ---           811,100

Increase  in common stock  and paid-in capital due to
    exchange of stock for debt, net of offering costs                    ---         6,076,800

Issuance of stock for employee 401(k) plan                               ---           128,900

Proceeds from the issuance of common stock                               ---           286,300
                                                                 -----------        ----------
Balance at July 31, 1997                                       $(26,960,600)       $64,008,900
                                                               =============       ===========



See accompanying notes.                                                     F-5



                                                               ENZO BIOCHEM, INC.

                                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 Years ended July 31, 1997, 1996 and 1995

                                                                              1997                1996              1995
                                                                              ----                ----              ----
Cash flows from operating activities:
    Net income (loss)                                                           $1,452,800         $(7,707,500)     $5,618,100
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:

      Depreciation and amortization of property and equipment                      887,900             894,400         862,600
      Amortization of costs in excess of fair value of net tangible assets
          acquired                                                                 370,400             370,600         369,600
      Amortization of deferred patent costs                                        586,800             547,200         484,300
      Provision for uncollectible accounts receivable                            5,633,600           6,702,900       3,845,600
      Writedown of leasehold interest and related costs                                ---           7,613,400      11,400,000
      Deferred income tax  provision                                                   ---                 ---       2,849,300
      Legal expenses converted into stock                                          142,300                 ---       1,455,700
      Accretion of interest on note receivable                                    (575,000)           (992,600)       (494,000)
      Issuance of stock for employee 401K plan                                     128,900             145,800             ---
      Deferred liabilities                                                         (17,500)            168,200         167,300

     Changes in operating assets and liabilities:

         Note receivable - litigation settlement                                 5,000,000           5,000,000     (17,627,000)
         Accounts receivable before provision for uncollectable amounts         (7,130,800)         (6,275,900)     (5,488,900)
         Research contract receivable                                                  ---                 ---       6,500,000
         Inventories                                                               251,500             387,000         (94,800)
         Other assets                                                              710,300             161,900        (184,900)
         Trade accounts payable, accrued leasehold costs and other
             accrued expenses                                                      242,300             143,900      (3,449,400)
         Income taxes payable                                                          ---          (1,074,000)      1,074,000
         Accrued legal fees                                                         (5,300)             64,200       1,834,300
         Accrued interest payable                                                      ---                 ---         (30,000)
                                                                                    ------              ------        --------


            Total adjustments                                                    6,225,400          13,857,000       3,473,700
                                                                                 ---------          ----------       ---------

                  Net cash provided by operating activities                      7,678,200           6,149,500       9,091,800



                         (Continued on following page.)



                                                                     ENZO BIOCHEM, INC.
                                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          Years ended July 31, 1997, 1996, and 1995



                                                                                        1997            1996       1995
Cash flows from investing activities:
   Capital expenditures                                                            $(691,000)      $(651,100)   $(1,033,300)
   Patent costs deferred                                                            (465,800)       (363,000)      (392,600)
   (Increase) decrease in security deposits                                           (2,700)        (28,400)        52,400
                                                                                   ---------       ---------     ---------
      Net cash used by investing activities                                       (1,159,500)     (1,042,500)    (1,373,500)

Cash flows from financing activities:
   Payments of obligations under capital leases                                      (28,800)        (52,600)       (78,400)
   Proceeds from the exercise of stock options and warrants                          811,100       1,702,100      1,395,600
   Payment of loans payable to bank and long term debt                               (34,600)        (31,700)    (2,118,500)
   Proceeds from the issuance of common stock                                         286,300            ---            ---
   Payment for common stock offering costs                                           (95,000)            ---            ---
                                                                                      ------          ------         ------

      Net cash provided (used) by financing activities                                939,000       1,617,800      (801,300)
                                                                                   ----------      ----------     ----------
Net increase in cash and cash equivalents                                           7,457,700       6,724,800      6,917,000

Cash and cash equivalents at the beginning of the year                             17,792,700      11,067,900      4,150,900
                                                                                   ----------      ----------      ---------

Cash and cash equivalents at the end of the year                                  $25,250,400     $17,792,700    $11,067,900
                                                                                   ----------      ----------     ----------
                                                                                   ----------      ----------     ----------






See accompanying notes.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995



Note 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            -------------------------------------------------------

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

Cash equivalents consist of short-term debt securities of the U.S. government that the Company intends to hold to maturity which range from August 1997 to September 1997. The market values of these securities, as determined by quoted sources, approximated cost at July 31, 1997 and 1996.

       CONCENTRATION OF CREDIT RISK

Approximately 93% and 86% at July 31, 1997 and 1996, respectively, of the Company's net accounts receivable relate to its clinical reference laboratory business which operates in the New York Metropolitan area. Concentration of credit risk with respect to accounts receivable are limited due to the diversity of the Company's client base. However, the

                               ENZO BIOCHEM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995

Note 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
            ----------------------------------------------------------------

       CONCENTRATION OF CREDIT RISK (CONT'D)

Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during each of the fiscal years ended July 31, 1997, 1996 and 1995 approximated 12%, 14% and 12%, respectively of revenue. In fiscal 1996 the Company recorded an additional provision for uncollectable accounts receivable of $ 3,500,000 based on trends that became evident in the fourth quarter, that additional reserves were needed primarily to cover lower collection rates under the Federal Medicare program and other third-party payors. Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements which would have a material effect on the Company's financial statements.

At July 31, 1997 and 1996, 5% and 12% of the Company's net accounts receivable relate to amounts due from Boehringer Mannheim and Amersham collectively under non-exclusive distribution and supply agreements. Operating revenues from Boehringer Mannheim represented approximately 25% of consolidated operating revenues in fiscal 1997 and 1996, respectively.

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995

Note 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
            ----------------------------------------------------------------

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

     REIMBURSEMENT CONTINGENCIES

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare and Medicaid programs. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

     NET INCOME (LOSS) PER SHARE

Net income (loss) per share has been computed based upon the weighted average number of common shares and dilutive common stock equivalents outstanding during the year. In fiscal 1996, common stock equivalents have not been included because the effect of their inclusion would have been anti-dilutive. The net income (loss) per share amounts for fiscal 1996 and 1995 have been retroactively adjusted to reflect the 5% stock dividend declared in fiscal 1995 and for the 5% stock dividend declared in September 1996.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes the accounting for the impairment of long-lived

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995

Note 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
            ----------------------------------------------------------------

assets, certain identifiable intangibles and the excess of cost over net assets acquired, related to those assets to be held and used in operations, whereby impairment losses are required to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets and certain identifiable intangibles that are expected to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the consolidated results of operations or financial condition of the Company.

In fiscal 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in a note to the consolidated financial statements proforma net income and per share amounts as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements.

In February 1997, SFAS No. 128, "Earnings Per Share" was issued and it is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact of adopting SFAS No. 128 is not expected to be material.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which will be required to be adopted for fiscal year 1999. Under the statements' "management approach", public companies will report financial and descriptive information about their operating segments. Management does not expect that adoption of SFAS No. 131 will have any impact on the Companies determination of its operating segments.

Note 2 -    SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS
            ---------------------------------------------------

In the years ended July 31, 1997, 1996 and 1995, the Company paid cash for interest of approximately $ 17,000, $ 27,000 and $ 166,000, respectively.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995

Note 2 - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS (CONT'D)

In the years ended July 31, 1997, 1996 and 1995, the Company paid cash for income taxes of approximately $ 20,000, $ 1,323,000 and $ 232,000 respectively, and received refunds of income taxes previously paid of approximately $ 45,000 in fiscal 1997 and $ 35,000 in fiscal 1996.

OTHER NONCASH ITEMS:

During fiscal 1995, the Company acquired property and equipment in the amount of $ 129,500, which was financed through capital lease obligations.

During fiscal 1996 and 1995, approximately $ 1,418,000 and $ 1,082,000, respectively, has been accrued for construction costs, rent and legal fees related to the New York City leasehold. Interest accretion on the capital lease obligation for the New York City leasehold was approximately $ 318,000 for fiscal 1995.

In fiscal 1995, the Company issued approximately 286,000 shares of common stock in exchange for approximately $2,900,000 in legal fees of which approximately $1,456,000 related to legal fees incurred in fiscal 1995. In fiscal 1997, the Company issued 415,000 shares of common stock in exchange for approximately $6,172,000 in accured legal fees and costs related to the sale of the New York City leasehold.

Note 3 - INVENTORIES

At July 31, 1997 and 1996 inventories consist of:

                                                      1997                1996
                                                      ----                ----
      Raw materials                                $56,800             $74,000
      Work in process                            1,095,300           1,232,000
      Finished products                            406,900             504,500
                                                   -------             -------
                                                $1,559,000          $1,810,500
                                                ==========          ==========

Note 4 - PROPERTY AND EQUIPMENT

At July 31, 1997 and 1996 property and equipment consist of:

                                                          1997             1996
                                                          ----             ----
      Laboratory machinery and equipment            $2,189,400       $1,964,100
      Leasehold improvements                         2,223,200        2,194,300
      Office furniture and equipment                 3,940,100        3,639,000
                                                     ---------        ---------
                                                     8,352,700        7,797,400
      Accumulated depreciation and amortization      5,442,800        4,690,600
                                                     ---------        ---------
                                                    $2,909,900       $3,106,800
                                                    ==========       ==========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995


Note 4 - PROPERTY AND EQUIPMENT (CONT'D)

During fiscal 1996, the Company made extensive efforts to find a developer for its leasehold interest in a building in New York City and the Company commenced negotiations with the City of New York to also assist the Company in identifying a buyer or developer for the leasehold interest. Simultaneously, the Company commenced negotiations with the City for a full surrender of the leasehold interest back to the City. Based on the limited interest in the leasehold by any developer, the Company determined that it was in the best interest of the Company to negotiate a complete and full settlement with the City. On July 31, 1996, the Company negotiated a settlement with the City of New York to relieve the Company from any further obligations related to the lease and to return the building to the City and the Company agreed to pay the City $2,950,000 in full settlement of all of the City's claims for unpaid taxes and rent. The Company issued to the City 213,623 shares of the Company's common stock in August 1996 in consideration of the settlement amount. If the City did not receive the net proceeds of $2,950,000 upon the sale of such stock by March 17, 1997, the City would return the remaining shares not sold, if any, and the Company would have paid the difference in cash. The Company would receive the net proceeds in excess of $ 2,950,000. The excess or deficiency of the net proceeds received by the Company or paid to the City shall be recorded to additional paid-in capital. On March 18,1997, the Company received approximately $286,000 in excess of the settlement price of $ 2,950,000 and such excess was recorded as additional paid-in capital. As a result of this settlement with the City, the Company incurred a charge against earnings in the amount of approximately $ 7,613,000 in the fourth quarter of fiscal 1996 which was comprised of $6.2 million in writedown of net book value of the leasehold property and the balance of $1.4 million is related to the final settlement for unpaid rent and real estate taxes on the property.

Note 5 - LOAN PAYABLE AND LONG-TERM DEBT

At July 31, 1997 and 1996, long-term debt consists of the following:

                                                       1997                1996
                                                       ----                ----

      8.75% loan payable to bank at $3,360
           per month through 1998                   $46,600             $81,200

      Less current portion                           37,700              34,600
                                                     ------              ------

      Total long-term debt                           $8,900             $46,600
                                                     ======             =======

Note 6 - LEASE OBLIGATIONS

    CAPITAL LEASES

The Company leases certain office equipment and computers under capital leases. The cost

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995

Note 6 - LEASE OBLIGATIONS (CONT'D)

and accumulated amortization of assets acquired under capitalized leases is approximately $ 259,000 and $ 171,000 at July 31, 1997 and $ 259,000 and $
144,000 at July 31, 1996, respectively.

Minimum annual rentals under capital lease obligations for fiscal years ending July 31 are as follows.

                                        EQUIPMENT LEASES

          1998                                  $36,300
          1999                                   31,300
          2000                                    8,400
                                                  -----

          Total of future annual
               minimum lease payments            76,000
          Less amount representing
               interest                           9,000
                                                 ------

          Present value of minimum
               lease payments                  $ 67,000
                                               ========

    OPERATING LEASES

Enzo Clinical Labs, Inc. ("Enzo Clinical Labs"), a wholly-owned subsidiary of the Company, leases its office and laboratory space under several leases which expire between September 1, 1997 and November 30, 2004. Certain officers of the Company own the building which Enzo Clinical Labs uses as its main facility. In addition to the minimum annual rentals of space, this lease is subject to an escalation clause. Rent expense under this lease approximated $791,000, $751,000 and $ 684,000 in fiscal 1997, 1996 and 1995, respectively.

Total consolidated rent expense incurred by the Company during fiscal 1997, 1996 and 1995 was approximately $1,149,000, $1,227,000 and $1,132,000, respectively.
Minimum annual rentals under operating lease commitments for fiscal years ending July 31 are as follows:

1998                       $ 1,030,000
1999                         1,007,000
2000                         1,032,000
2001                         1,058,000
2002                         1,088,000
Thereafter                   2,698,000
                             ---------
                            $7,913,000
                             =========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995

Note 7 - LITIGATION

On October 19, 1994, the Company executed an agreement in settlement of various disputes in relation to research and development agreements between the Company and Ortho Diagnostic Systems Inc.("Ortho"), a subsidiary of Johnson & Johnson(J&J). Pursuant to this settlement agreement, the Company received $ 15.0 million in cash, of which $6.5 million related to amounts due under the agreements referred to above, and a promissory note requiring J&J and Ortho to pay a total of $ 5.0 million a year for each of the four successive anniversaries of said date. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality. These future payments are recorded at their net present value of $ 9.7 million at July 31, 1997 in the accompanying consolidated balance sheet, using a discount rate of 5.25%.

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

On February 2, 1996, the Delaware Court issued an opinion ruling against Enzo and in favor of Calgene, finding certain Enzo claims infringed, but the patent, as a whole not infringed, and finding the claims at issue for lack of enablement. Calgene's patent was found valid (non- obvious) over the prior art. On February 29, 1996, the Delaware Court issued an Order withdrawing its February 2, 1996 Opinion. Enzo intends to appeal from any adverse judgment. There can be no assurance that the Company will be successful in any of the foregoing matters or that Calgene, Inc. and/or Hutchinson will not be successful. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995

NOTE 8 - INCOME TAXES

The tax provision (benefit) is calculated under the provisions in Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes".




                                                                      1997            1996               1995

Current
     Federal                                                        $38,000         $      ---          $400,000
     State and local                                                 73,000            199,100           881,900

Deferred

     Federal                                                            ---                ---         5,650,000
     State and local                                                    ---                ---         1,799,300
     Change in deferred tax asset valuation
          reserve related to net operating losses                       ---                ---       (4,600,000)
                                                                   --------            -------         ---------
Provision  for income taxes                                       $ 111,000           $199,100        $4,131,200
                                                                  =========           ========        ==========



Current Federal income taxes provided for in fiscal 1997 are based on the alternative minimum tax method.

Current State and local income taxes provided for in fiscal 1997 and 1996 relate primarily to state and local taxes computed based upon capital.

Income taxes of approximately $ 1,300,000 provided for in the fourth quarter of fiscal 1995 are primarily calculated on the alternative minimum tax method.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred income taxes are as follows:

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995

NOTE 8- INCOME TAXES (CONT'D)



                                                              1997               1996               1995
                                                              ----               ----               ----
Deferred tax liability:
     Deferred patent costs                                   $(1,986,000)       $(2,037,000)      $(2,076,000)
     Other                                                            ---               ---          (310,000)
                                                            -------------      -------------      -----------
     Total deferred tax liabilities                           (1,986,000)        (2,037,000)       (2,386,000)
Deferred tax assets:
Writedown of leasehold interest                                       ---                ---         7,573,000
     Provision for uncollectable accounts
          receivable                                            1,163,000          1,240,000           574,000
     Net operating loss carryforwards                           8,656,000          9,543,000            36,000
     Alternative minimum tax credits                              577,000            403,000           600,000
     Other                                                        414,000            422,000           352,000
                                                            -------------      -------------      ------------
                                                               10,810,000         11,608,000         9,135,000
Valuation allowance for deferred tax assets                    (8,824,000)        (9,571,000)       (6,749,000)
                                                               -----------        -----------       -----------
Net deferred tax asset                                       $          0       $          0      $          0
                                                            ==============     ==============     =============



In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies which can be implemented by the Company in making this assessment. The Company has provided a full valuation allowance for the net deferred tax asset at July 31, 1997, 1996 and 1995.

The Company has net operating loss carryforwards of approximately $ 20,726,000 which are due to expire in 2011. The Company also has alternative minimum tax credits which do not expire.

The provision (benefit) for income taxes were at rates different from U.S. federal statutory rates for the following reasons:



                                                                  1997               1996               1995
                                                                  ----               ----               ----
     Federal statutory rate                                        34%                34%                34%
     Expenses not deductible for income
        tax return purposes                                        13%               (2%)                 2%
     State income taxes, net of federal                             4%               (2%)                10%
     Federal alternative minimum tax                                3%               ---                ---
     No benefit of net operating losses                            ---              (33%)                44%
     Change in valuation reserve related
         to benefits from operating losses                        (47%)               ---               (48%)
                                                                 -----                ---              -----
                                                                    7%               (3%)                42%
                                                                    ==               ====                ===

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995


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

A summary of nonqualified stock option transactions for the three years ended July 31, 1997 is as follows:


                                                NUMBER
                                              OF SHARES       EXERCISE PRICE

Outstanding - July 31, 1994 and 1995           154,492                  $3.07
Exercised                                      (21,525)                 $3.07
                                               --------
Outstanding - July 31, 1996                    132,967                  $3.07
Exercised                                     (132,967)                 $3.07
                                              ----------
Outstanding - July 31, 1997                        ---
                                              ==========


The options granted are generally exercisable at 25% per year after one year and expire ten years after the date of grant.

    INCENTIVE STOCK OPTION PLAN

The Company has an incentive stock option plan ("1983 plan") under which the Company may grant options for up to 992,250 shares of common stock. No additional options may be granted under the 1983 plan. The exercise price of options granted under such plan is equal to or greater than fair market value of the common stock on the date of grant. The Company has stock option plans ("1993 plan" and "1994 plan") under which the Company may grant options for up to 1,653,750 shares (1993 plan) and for up to 1,047,375 shares (1994 plan) of common stock. The options granted pursuant to the plans may be either incentive stock options or nonstatutory options. To date, the Company has only granted incentive stock options under these plans.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995

NOTE 9 - STOCK OPTIONS AND WARRANTS (CONT'D)

The Company has elected to comply with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations, in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, requires use of option valuation models which were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the data of grant, no compensation expense is recognized.

Pro-forma information regarding net income and net income per share is required by FAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Sholes option pricing model with the following weight-average assumptions: risk free interest rates, ranging from 5.57% to 6.88%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of 72% and a weighted-average expected life of the options of 7 years at July 31, 1997 and 1996.

The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions incliding the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                 1997                  1996
                                                 ----                  ----
Pro forma net income (loss)                   $ 477,000           $ (8,225,000)
Pro forma net income (loss) per share           $ 0.02               $ (0.36)

The FAS 123 method of accounting has not been applied to options granted prior to Aug 1, 1995. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995

NOTE 9 - STOCK OPTIONS AND WARRANTS (CONT'D)

A summary of the information pursuant to the Company's stock options plans for the years ended July 31, 1997 and 1996 under FAS 123 and for the year ended July 31,1995 under APB 25 are as follows:



                              1997                          1996                         1995
                       ------------------            ------------------           ------------------
                                    WEIGHTED                      WEIGHTED
                                    AVERAGE                       AVERAGE
                                    EXERCISE                      EXERCISE                     EXERCISE
                     OPTIONS         PRICE           OPTIONS       PRICE         OPTIONS        PRICE
                     -------        --------         -------      --------       -------       --------
Outstanding at
beginning of
year                  2,046,439       $ 8.12          1,874,085     $ 7.05         1,694,001
   Granted              111,000        15.53            357,525      14.16           298,778       8.73 - 10.31
   Exercised            (70,113)        6.15           (117,210)      4.34          (115,938)      1.36 - 7.03
   Terminated           (63,527)       11.15            (67,961)      7.57            (2,756)      3.07
                        --------                       ---------                      -------

Outstanding at
end of year           2,023,799       $ 8.52          2,046,439     $ 8.12         1,874,085     $ 1.36 - 14.52
                      ---------       ------          ---------     ------         ---------

Exercisable at
end of year           1,377,384                       1,049,837                      868,534
                      =========                       =========                      =======

Weighted average
fair value of
options granted
during year          $ 11.40                           $ 10.29
                     =======                           =======


The following table summarizes information for stock options outstanding at July 31, 1997:

EXERCISE PRICE              OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
--------------              -------------------        -------------------
 $ 1.36 - 3.13                 364,096                   364,096
   3.13 - 7.19                 264,600                   264,600
   7.19 - 16.54              1,361,853                   744,750
   16.54 - 38.05                33,250                     3,938
                           -----------                ----------
                             2,023,799                 1,377,384
                             =========                 =========
The weighted average remaining contractual life of these options is 6.5 years.


Incentive stock options generally become exercisable at 25% per year after one year and expire tens years after the date of grant.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995

Note 9 - STOCK OPTIONS AND WARRANTS (CONT'D)

RESTRICTED STOCK INCENTIVE PLAN

The Company has a restricted stock incentive plan whereby the Company may award up to 220,500 shares of its common stock. Under the terms of the plan, any shares issued are restricted in regard to sales and transfers for a period of five years after award. Such restrictions begin to expire at 25% per year after the second year of ownership. As of July 31, 1997, the Company has not awarded any shares of common stock under this plan.

    OTHER OPTIONS AND WARRANTS

In fiscal 1982, the Company issued 33,736 warrants in connection with the sale of stock. These warrants were exercisable at $8.31 per share through June 1996 of which 16,868 warrants were exercised in fiscal 1994 and in fiscal 1996. As part of the restructuring of the Debenture in November 1991, the Company issued additional warrants to purchase 283,343 shares of common stock with an exercise price of $1.81 per share expiring ten years after the date of issue. In fiscal 1996 and 1995, 7,140 and 4,410 of these warrants were exercised, respectively. In connection with the issuance of newly issued shares of the Company's Common Stock to a private investor in fiscal 1994, the Company issued warrants to purchase 275,625 shares of common stock with exercise prices ranging from $7.26 to $10.89 per share. In fiscal 1996 and 1995, 121,275 and 110,250 of these warrants were exercised, respectively and as of July 31, 1996, all of these warrants have been exercised. In fiscal 1996, the Company issued warrants to purchase 85,575 shares of common stock with an exercise price ranging from $9.51 to $16.67 per share which expire five years after the date of issue. In fiscal 1996, 9,975 of these warrants were exercised and 12,075 were canceled.

                                   * * * * * *

As of July 31, 1997, the Company has reserved 4,130,978 shares under the arrangements described above.

NOTE 10 - COMMITMENTS

The Company has an exclusive licensing agreement to an invention covered by licensed patents. Under this agreement, the Company is required to make certain minimum royalty payments of $200,000 per year through the life of the patents.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1997, 1996 and 1995

Note 11 - Lines of business

The Company operates two lines of business: (i) conducting research and development activity and selling products derived from such research and (ii) operating a clinical reference laboratory which provides diagnostic services to the health care community. The following financial information (in thousands) with respect to such lines of business (industry segments) is based on the guidelines contained in Statement of Financial Accounting Standards No. 14.


                                                 AT JULY 31, 1997 AND FOR           AT JULY 31, 1996 AND FOR
                                                    THE YEAR THEN ENDED              THE YEAR THEN ENDED

                                     RESEARCH      CLINICAL                     RESEARCH      CLINICAL
                                        AND        REFERENCE                       AND        REFERENCE
                                    DEVELOPMENT  LABORATORIES      TOTAL       DEVELOPMENT  LABORATORIES

Operating revenues:
   Sales and diagnostic services         $13,190       $21,749        $34,939       $12,946       $21,544
                                         =======       =======        =======       =======       =======

 Operating profit (loss)                    $409        $1,565         $1,974          $449          $124
                                            ====        ======                         ====          ====
   Investment income                                                    1,817
   Corporate expenses                                                  (2,227)
Writedown of leasehold interest
    and related costs                                                     ---
Litigation settlement, net of legal
 fees                                                                     ---
                                                                        -----

Income (loss) before provision
    for taxes on income                                                $1,564
                                                                       ======

Identifiable assets                      $18,034   $24,097 (a)        $42,131       $22,309    $22,731(a)
                                         =======   ===========                      =======    ==========

Corporate assets, principally
   cash and cash equivalents,
   short-term investments and
   building under capital leases                                       25,288
                                                                       ------
                                                                      $67,419
                                                                      =======
Depreciation and amortization               $629        $1,216         $1,845          $576        $1,236
                                            ====        ======         ======          ====        ======

Property and equipment
   expenditures                              $86          $605           $691           $45          $388
                                             ===          ====                          ===          ====
Corporate property and
   equipment expenditures                                                 ---
                                                                          ---
                                                                         $691
                                                                         ====
                                                                       AT JULY 31, 1995 AND FOR
                                                                          THE YEAR THEN ENDED

                                                           RESEARCH       CLINICAL
                                                              AND        REFERENCE
                                              TOTAL       DEVELOPMENT   LABORATORIES       TOTAL
Operating revenues:
   Sales and diagnostic services             $34,490          $9,548      $22,152         $31,700
                                             =======          ======      =======         =======

 Operating profit (loss)                        $573            $479       $2,146          $2,625
                                                                ====       ======
Investment income                              1,667                                        1,077
Corporate expenses                            (2,135)                                      (4,413)
Writedown of leasehold interest
    and related costs                         (7,613)                                     (11,400)
Litigation settlement, net of legal
 fees                                            ---                                       21,860
                                               -----                                       ------

Income (loss) before provision
    for taxes on income                      $(7,508)                                      $9,749
                                             ========                                      ======

Identifiable assets                          $45,040         $27,196      $23,867 (a)     $51,063
                                                             =======      =======

Corporate assets, principally
   cash and cash equivalents,
   short-term investments and
   building under capital leases              17,798                                       21,395
                                              ------                                       ------
                                             $62,838                                      $72,458
                                             =======                                      =======
Depreciation and amortization                 $1,812            $514       $1,202          $1,716
                                              ======            ====       ======          ======

Property and equipment
   expenditures                                 $433             $41         $989          $1,030
                                                                 ===         ====
Corporate property and
   equipment expenditures                        266                                          132
                                                 ---                                          ---
                                                $699                                       $1,162
                                                ====                                       ======


(a) Includes cost in excess of fair value of net tangible assets acquired of $9,305 in 1997, $9,675 in 1996 and $10,046 in 1995.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1997, 1996 and 1995

NOTE 12 - EMPLOYEE BENEFIT PLAN

The Company has a qualified Salary Reduction Profit Sharing Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 1997, 1996 and 1995, the Company has authorized employer contributions of 50%, 25% and 25%, respectively, of the employees' contribution up to 6% of the employees' compensation in Enzo Biochem, Inc. common stock. The 401(k) employer contributions expense converted into the Company's common stock was $ 129,000 and $ 146,000 in fiscal year 1997 and 1996, respectively.

NOTE 13 - STOCK DIVIDEND

On June 5, 1995, the Company declared a 5% stock dividend paid July 31, 1995 to shareholders of record as of July 3, 1995. The stock price on the date of declaration was $10.125. The dividend has been charged against accumulated deficit to the extent of net income in fiscal 1995. On September 13, 1996, the Company declared another 5% stock dividend payable on October 29, 1996 to shareholders of record as of October 8, 1996. The stock price on the date of declaration was $ 16.875. The dividend was not charged against accumulated deficit due to the net loss in fiscal 1996.

                               ENZO BIOCHEM, INC.
                             SCHEDULE II - VALUATION
                             AND QUALIFYING ACCOUNTS
                    Years ended July 31, 1997, 1996 and 1995

                                                                                            ADDITIONS
                                                                                            ---------

                                                   BALANCE AT          CHARGED        CHARGED
                                                    BEGINNING         TO COSTS       TO OTHER     (ADDITIONS)           BALANCE AT
DESCRIPTION                                         OF PERIOD     AND EXPENSES       ACCOUNTS      DEDUCTIONS        END OF PERIOD
                                                   ----------     ------------       --------      ----------        -------------
1997
Allowance for doubtful accounts receivable         $5,398,000       $5,633,600            ---     $ 6,926,600 (1)       $4,105,000

Allowance for deferred tax valuation               $9,571,000                             ---       $ 747,000           $8,824,000
                                                                           ---

1996
Allowance for doubtful accounts receivable         $2,127,000       $6,702,900            ---      $3,431,900 (1)       $5,398,000

Allowance for deferred tax valuation               $6,749,000                             ---     $(2,822,000)          $9,571,000
                                                                           ---

1995
Allowance for doubtful accounts receivable         $1,956,000       $3,845,600            ---      $3,674,600 (1)       $2,127,000

Allowance for deferred tax valuation               $7,092,000              ---            ---      $  343,000           $6,749,000





(1)   Write-off of uncollectable accounts receivable.

                                        INDEX

                                          OF

                                 EXHIBITS FILED WITH

                           FORM 10-K FOR FISCAL YEAR ENDED

                                    JULY 31, 1997

                                          OF

                                  ENZO BIOCHEM, INC.






         EXHIBIT                  EXHIBIT NUMBER                PAGE

Computation of per-share
 earnings                              11                       E-2

Consent of Ernst & Young LLP           23                       E-3

Financial Data Schedule                27