Form 10-Q
period 1997-10-31
ENZO BIOCHEM INC
filed 1997-12-12
CIK 316253

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Mark one

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31,1997

                                       or

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

NEW YORK                                                       13-2866202
----------------------------                                ------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                           Identification No.)

60 EXECUTIVE BLVD., FARMINGDALE, NEW YORK                          11735
-----------------------------------------                      --------------
(Address of principal executive office)                          (Zip Code)

(516-755-5500)
------------------------------
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

                                    Yes  X   No
                                        ---     ---

As of December 10, 1997 the Registrant had 23,348,830 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                October 31, 1997

                                      INDEX

                                                                       PAGE
                                                                      NUMBER

PART  I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        Consolidated Balance Sheet - October 31, 1997
           and July 31, 1997                                            3

        Consolidated Statement of Operations
           For the three months ended October 31, 1997 and 1996         5

        Consolidated Statement of Cash Flows
           For the three months ended October 31,1997 and 1996          6

        Notes to Consolidated Financial Statements                      8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 10

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


                           CONSOLIDATED BALANCE SHEET



                                                          October 31,         July 31,
                                                              1997              1997
                                                          (unaudited)
                                                          ----------------------------
                                                                 (in Thousands)

                                     ASSETS

Current assets:
     Cash and cash equivalents                               $30,024          $25,250
     Accounts receivable, less allowance
          for doubtful accounts                               12,794           11,986
     Current portion of note receivable -
          litigation settlement                                4,769            5,000
     Inventories                                               1,593            1,559
     Other                                                     1,261            1,811
                                                               -----            -----

               Total current assets                           50,441           45,606

Property and equipment, at cost, less accumulated
   depreciation and amortization                               2,864            2,910
Long term portion of note receivable - litigation
   settlement                                                  -----            4,689
Cost in excess of fair value of net tangible assets
   acquired, less accumulated amortization                     9,212            9,305
Deferred patent costs, less accumulated
   amortization                                                4,645            4,757
Other                                                            152              152
                                                             -------         --------
                                                             $67,314          $67,419
                                                             =======          =======

                               ENZO BIOCHEM, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                             October 31,   July 31,
                                                                1997         1997
                                                            (unaudited)
                                                            -------------------------
                                                                  (in Thousands)

Current liabilities:
    Trade accounts payable                                         $826     $ 1,089
    Accrued legal fees                                            -----          56
    Other accrued expenses                                          750       1,162
    Current portion of long-term debt                                37          37
    Current portion of obligations under capital lease               29          31
                                                                    ---          --
              Total current liabilities                           1,642       2,375

Long-term debt                                                      ---           9
Obligations under capital leases                                     32          37
Other deferred liabilities                                          990         990

Stockholders' equity:
    Preferred Stock, $ .01 par value; authorized
         25,000,000 shares; no shares issued or
         outstanding
    Common Stock, $ .01 par value; authorized
         75,000,000 shares;  shares issued and
         outstanding; 23,333,300 shares at October                  233         233
         31,1997 and 23,329,900 shares at July 31,1997
    Additional paid-in capital                                   90,854      90,736
    Accumulated deficit                                         (26,437)    (26,961)
                                                               --------    --------

              Total stockholders' equity                         64,650      64,008
                                                                 ------      ------
                                                                $67,314    $ 67,419
                                                                =======    ========




See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)



                                                      Three Months Ended October 31,

                                                             1997          1996

                                                  -------------------------------------
                                                  (In thousands, except per share data)

Revenues:
     Research product revenues                                $2,820          $3,173
     Clinical laboratory services                              6,494           4,832
                                                               -----           -----

          Total operating revenues                             9,314           8,005

Costs and expenses:
     Cost of research product revenues                         1,608           1,924
     Cost of clinical laboratory services                      1,870           1,695
     Research and development expense                          1,082             908
     Selling expense                                             636             599
     Provision for uncollectable accounts
          receivable                                           2,316           1,536
     General and administrative expenses                       1,673           1,682
                                                               -----           -----

          Total costs and expenses                             9,185           8,344

Income (loss) before interest income and provision
for  taxes on income                                             129            (339)
Interest income - net                                            439             478
                                                                 ---             ---
Income before provision for  taxes on income                     568             139
Provision for taxes on income                                    (45)            (17)
                                                                 ---             ---

Net income                                                      $523            $122
                                                                ----            ----

Net income per common and common equivalent share              $ .02            $.00
                                                               =====            ====

Weighted average common shares                                25,507          24,949
                                                              ======          ======


     See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                         Three Months Ended October 31,

                                                              1997             1996
                                                          ----------------------------
                                                                  (In Thousands)

Cash flows from operating activities:

Net income                                                       $523           $122
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of property
          and equipment                                           214            212
     Amortization of costs in excess of fair
          value of tangible assets acquired                        93             93
     Amortization of deferred patent costs                        180            150
     Provision for uncollectable accounts receivable            2,316          1,536
     Accretion of interest on note receivable                     (80)          (250)
     Other                                                         38              8
Change in assets and liabilities:
     Note receivable - J & J settlement                         5,000          5,000
     Accounts receivable before provision for                  (3,124)          (949)
          uncollectable amounts

     Inventories                                                  (34)            74
     Prepaid expense                                              550            228
     Trade accounts payable and other accrued                    (675)          (427)
          expenses

     Accrued legal fees                                           (56)          (18)
                                                                -----          -----
                                                                4,422          5,657
                                                                -----          -----

          Net cash provided by operating activities            $4,945         $5,779
                                                               ------         ------

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)



                                                         Three Months Ended October 31,

                                                               1997          1996
                                                         ------------------------------
                                                                 (In Thousands)

Cash flows from investing activities:
         Capital expenditures                                         (168)        (88)
         Patent costs deferred                                         (67)        (50)
         Security deposits                                                           6
                                                                      ----       -----
Net cash provided from investing activities                           (235)       (132)
Cash flows from financing activities:                                 ----       -----
         Payments of obligations under capital lease and
           long term debt                                              (16)        (16)
        Proceeds from exercise of stock options                         80          94
                                                                      ----       -----

Net cash provided by used in financing activities                       64          78
                                                                      ----       -----

Net increase in cash and cash equivalents                            4,774       5,725
Cash and cash equivalents at the beginning of the year              25,250      17,793
                                                                    ------      ------

 Cash and cash equivalents at the end of the period                $30,024     $23,518
                                                                   =======     =======


                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1997
                                   (Unaudited)

1. The consolidated balance sheet as of October 31, 1997 the consolidated statement of operations for three months ended October 31,1997("1998 Period") and 1996 ("1997 Period") and the consolidated statement of cash flows for the three months ended October 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1997 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the three months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

      In February 1997, SAFS No. 128, "Earnings Per Share" was issued and it is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and restate all periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact of adopting SFAS No. 128 is not expected to be material.

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

2. On October 19, 1994 the Company executed a settlement agreement with Johnson & Johnson, Inc. in the aggregate amount of $35.0 million pursuant to which the Company received $ 15.0 million, and a promissory note requiring Johnson & Johnson and its subsidiary, Ortho Diagnostics, Inc., to pay $5.0 million a year for each of the four successive anniversaries of said date. These future payments are recorded at net present value discounted using an interest rate of 5.25%. Pursuant to the terms of the settlement, all of

                               ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINCIAL STATEMENTS
                                October 31, 1997
                                   (Unaudited)

the Company's grants, licenses and intellectual property have been returned to the Company in totality.

        In March 1993, the Company filed suit in the United States District Court of Delaware charging patent infringement and acts of unfair competition against Calgene, Inc. and seeking a declaratory judgment of invalidity concerning Calgene's plant antisense patent. On February 9, 1994, the Company filed a second suit in the United States District Court for the District of Delaware charging Calgene with infringement of a second antisense patent belonging to the Company. Calgene filed a counterclaim in the second Delaware action seeking a declaration of invalid on a third patent belonging to the Company. The two Delaware actions were consolidated and were tried to the Court in April 1995. In addition, the Company filed suit on March 22, 1994 in the United States District Court for the Western District of Washington against Calgene and the Fred Hutchinson Cancer Research Center, asserting that the defendants had conspired to issue a false and misleading press release regarding a supposed "patent license" from Hutchinson to Calgene, and conspired to damage the Company's antisense patents by improperly using confidential information to challenge them in the U.S. Patent Office. The complaint further charged Hutchinson with infringing and inducing Calgene to infringe the Company's antisense patents.

          On February 2,1996, the Delaware Court issued an opinion ruling against the Company and in favor of Calgene, finding certain claims infringed, but the patent was found valid (non-obvious) over the prior art. On February 29,1996, the Delaware Court issued an Order withdrawing its February 2,1996 Opinion. Enzo intends to appeal from any adverse judgment. There can be no assurance that the Company will be successful in any of the foregoing matters or that Calgene and/or Hutchinson will not be successful. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

         On April 3,1997, the European Patent Office rejected Calgene's opposition that had been lodged against the Company's related European antisense patent, thereby upholding the patent's validity. On May 23,1997, the Japanese Patent Office issued a related antisense patent owned by the Company.

        The company declared a 5% stock dividend on December 12, 1997 payable January 23, 1998 to shareholders of record as of January 9, 1998.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

        The Company at October 31, 1997, had cash and cash equivalents of $30,024,000 an increase of $4,774,000 from July 31,1997. The Company had working capital of $ 48,799,000 at October31, 1997 compared to $43,231,000 at July 31,1997.

        The Company's income before taxes for the three months ended October 31,1997 was $568,000 which includes depreciation and amortization aggregating approximately $487,000. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

        Net cash provided by operating activities for the three month period ended October 31,1997 was approximately $ 4,945,000 and includes $5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. as compared to net cash provided by operating activities of $5,779,000 for the 1996 period which also includes $ 5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. The decrease in net cash provided by operating activities from the 1996 period to the 1997 period was primarily due to the Company's decrease in trade account payable and other accrued expanses, and a increase in the accounts receivable offset by a decrease in the prepaid expenses and a increase in net income.

        Net cash used in investing activities increased by $102,000 from the 1996 period primarily as a result of an increase in capital expenditures and patent costs.

        Net cash provided by financing activities decreased by $14,000 from the 1996 period primarily as a result of the decrease in proceeds from the exercise of stock options.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1997 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1996

        Revenues from operations for the period ended October 31,1997 increased by $ 1,309,000 compared to revenues from operations for the three month period ended October 31, 1996. This increase was due to an increase of $1,662,000 in revenue from the clinical reference laboratory operation offset by the decrease of $353,000 in the mix of research products sales resulting primarily from the Company's non-exclusive distribution agreements for the

Company's products. The increase in revenues from the clinical reference laboratory operations resulted primarily from a an increase in higher priced screening tests.

        Cost of sales decreased by approximately $141,000 as a result of a decrease of $ 316,000 in the cost of sales of research products from the Company's distribution agreements activities offset by an increase in the cost of clinical laboratory services of $ 175,000 .

        Research and development expenses increased by approximately $174,000 as a result of an increase in research programs and to a lesser extent the increase in amortization of patent costs.

        The provision for uncollectable accounts receivable increased by $780,000 primarily due to the increased revenues at the clinical reference laboratory and that additional reserves were needed during the three months ended October 31, 1997 primarily to cover lower collection rates under the Federal Medicare programs and other third-party insurance carriers. The health care industry is undergoing significant change as third-party payors, such as Medicare and other insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

        Selling expenses increased approximately by $37,000, primarily due to an increase in the marketing programs at the clinical reference laboratory.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    ENZO BIOCHEM, INC.
                                                       (registrant)




Date:    December 11, 1997                         by: /s/ Shahram K. Rabbani
                                                       -----------------------
                                                    Chief Operating Officer,
                                                    Secretary and Treasurer