Form 10-Q
period 1998-01-31
ENZO BIOCHEM INC
filed 1998-03-16
CIK 316253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

Mark one

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

                                       or

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

(516-755-5500)
--------------------------
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

                                       Yes |X|  No |_|

As of March 9, 1998 the Registrant had 24,512,625 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                January 31, 1998

                                      INDEX
                                      -----
                                                                         PAGE
                                                                        NUMBER
                                                                        ------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

      Consolidated Balance Sheet - January 31, 1998
         and July 31, 1997                                                    3

      Consolidated Statement of Operations
         For the six months ended January 31, 1998 and 1997                   5

      Consolidated Statement of Operations
         For the three months ended January 31, 1998 and 1997                 6

      Consolidated Statement of Cash Flows
         For the six months ended January 31,1998 and 1997                    7

      Notes to Consolidated Financial Statements                              9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        10

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                       January 31,  July 31,
                                                         1998         1997
                                                      (unaudited)
                                                       ---------------------
                                                           (in Thousands)
                                         ASSETS

Current assets:
     Cash and cash equivalents                          $31,010      $25,250
     Accounts receivable, less allowance
          for doubtful accounts                          13,292       11,986
     Current portion of note receivable -
          litigation settlement                           4,809        5,000
     Inventories                                          1,659        1,559
     Other                                                1,367        1,811
                                                        -------      -------

               Total current assets                      52,137       45,606

Property and equipment, at cost, less accumulated
      depreciation and amortization                       2,647        2,910
Long term portion of note receivable - litigation
      settlement                                           --          4,689
Cost in excess of fair value of net tangible assets
      acquired, less accumulated amortization             9,119        9,305
Deferred patent costs, less accumulated
      amortization                                        4,581        4,757
Other                                                       144          152
                                                        -------      -------
                                                        $68,628      $67,419
                                                        =======      =======

                               ENZO BIOCHEM, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       January 31,  July 31,
                                                         1998         1997
                                                      (unaudited)
                                                       ---------------------
                                                           (in Thousands)

Current liabilities:
    Trade accounts payable                              $ 1,500      $ 1,089
    Accrued legal fees                                        6           56
    Other accrued expenses                                  796        1,162
    Current portion of long-term debt                        28           37
    Current portion of obligations under
      capital leases                                       --             31
                                                        -------      -------

         Total current liabilities                        2,330        2,375

Long-term debt                                             --              9
Obligations under capital leases                           --             37
Other deferred liabilities                                  990          990

Stockholders' equity:
    Preferred Stock, $ .01 par value; authorized
      25,000,000 shares; no shares issued or
      outstanding
    Common Stock, $ .01 par value; authorized
      75,000,000 shares; shares issued and
      outstanding; 24,512,600 shares at January
      31, 1998 and 23,329,900 shares at July
      31,1997                                               246          233
    Additional paid-in capital                           90,942       90,736
    Accumulated deficit                                 (25,880)     (26,961)
                                                        -------      -------

         Total stockholders' equity                      65,308       64,008
                                                        -------      -------
                                                        $68,628      $67,419
                                                        -------      =======

See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                 Six Months Ended January 31,
                                                      1998          1997
                                           -------------------------------------
                                           (In thousands, except per share data)

Revenues:
         Research product revenues                  $ 6,016      $ 6,116
         Clinical laboratory services                13,624        9,618
                                                    -------      -------

              Total operating revenues               19,640       15,734

Costs and expenses:
         Cost of research product revenues            3,360        3,710
         Cost of clinical laboratory services         3,962        3,383
         Research and development expense             2,122        1,857
         Selling expense                              1,354        1,267
         Provision for uncollectable accounts
              receivable                              4,983        2,566
         General and administrative expenses          3,625        3,651
                                                    -------      -------

              Total costs and expenses               19,406       16,434
                                                    -------      -------

Income (loss) before interest income
   and provision for  taxes on income                   234         (700)
Interest income - net                                   895        1,038
                                                    -------      -------
Income before provision for  taxes on income          1,129          338
Provision for taxes on income                           (48)         (18)
                                                    -------      -------

Net income                                          $ 1,081      $   320
                                                    -------      -------

Net income per  common equivalent share-Basic
& diluted                                           $   .04      $   .01
                                                    =======      =======

Weighted average common shares-Basic                 24,422       24,326
                                                    =======      =======

Weighted average common equivalent
shares-Diluted                                       25,476       25,122
                                                    =======      =======

                             See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                Three Months Ended January 31,
                                                    1998               1997
                                           -------------------------------------
                                           (In thousands, except per share data)

Revenues:
         Research product revenues                $ 3,196            $ 2,943
         Clinical laboratory services               7,130              4,786
                                                  -------            -------

              Total operating revenues             10,326              7,729

Costs and expenses:
         Cost of research product revenues          1,752              1,786
         Cost of clinical laboratory services       2,092              1,688
         Research and development expense           1,040                949
         Selling expense                              718                668
         Provision for uncollectible accounts
              receivable                            2,667              1,030
         General and administrative expenses        1,952              1,969
                                                  -------            -------

              Total costs and expenses             10,221              8,090
                                                  -------            -------

Income (loss) before interest income and
    provision for  taxes on income                    105               (361)
Interest income - net                                 456                560
                                                  -------            -------
Income before provision for  taxes on income          561                199
Provision for taxes on income                          (3)                (1)
                                                  -------            -------

Net income                                        $   558            $   198
                                                  =======            -------

Net income per  common  equivalent
share-Basic & diluted                             $   .02            $   .01
                                                  =======            =======

Weighted average common shares-Basic               24,438             24,318
                                                  =======            =======
Weighted average common shares-Diluted             25,521             25,097
                                                  =======            =======

                             See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                 Six Months Ended January 31,
                                                      1998           1997
                                           -------------------------------------
                                           (In thousands, except per share data)

Cash flows from operating activities:
Net income                                           $ 1,081       $   320
Adjustments to reconcile net income to net
Cash provided by operating activities:
   Depreciation and amortization of property
        and equipment                                    433           433
   Amortization of costs in excess of fair
        value of tangible assets acquired                185           185
   Amortization of deferred patent costs                 360           300
   Provision for uncollectable accounts
        receivable                                     4,983         2,566
   Accretion of interest on note receivable             (120)         (450)
   Other                                                  82           142
Change in operating assets and liabilities:
   Note receivable - J & J settlement                  5,000         5,000
   Accounts receivable before provision
        for uncollectable amounts                     (6,289)       (2,492)
   Inventories                                          (100)           20
   Other                                                 444           220
   Trade accounts payable and other accrued
        expenses                                          44          (615)
   Accrued legal fees                                    (50)          (40)
                                                     -------       -------
             Total adjustments                         4,972         5,269
                                                     -------       -------
        Net cash provided by operating
          activities                                 $ 6,053       $ 5,589
                                                     -------       -------

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                    Six Months Ended January 31,
                                                         1998           1997
                                                    ----------------------------
                                                           (In Thousands)

Cash flows from investing activities:
         Capital expenditures                              (235)        (272)
         Patent costs deferred                             (183)        (175)
         Security deposits                                    9           (1)
                                                        -------      -------
Net cash provided used in  investing activities            (409)        (448)

Cash flows from financing activities:
         Payments of obligations under capital
         lease and long term debt                           (27)         (32)
         Proceeds from exercise of stock options            143          307
                                                        -------      -------

Net cash provided by in financing activities                116          275
                                                        -------      -------
Net increase in cash and cash equivalents                 5,760        5,416
Cash and cash equivalents at the beginning of the
  year                                                   25,250       17,793
                                                        -------      -------
Cash and cash equivalents at the end of the period      $31,010      $23,209
                                                        =======      =======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1998
                                   (Unaudited)

1. The consolidated balance sheet as of January 31, 1998 the consolidated statement of operations for the six months ended January 31,1998 ("1998 Period") and 1997 ("1997 Period") and the consolidated statement of cash flows for the three and six months ended January 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1998 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the three and six months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which will be required to be adopted for fiscal year 1999. Under the statements' "management approach", public companies will report financial and descriptive information about their operating segments. Management does not expect that adoption of SFAS No. 131 will have any impact on the company's determination of its operating segments.

      In February 1997, the Financial Accounting Standards Board issued a statement of Financial Accounting standards ("SFAS") No. 128, "Earnings Per Share" which is effective for both interim and annual financial statements for periods ending after December 15, 1997. The Company is required to change the method previously used to compute earnings per share and restate all periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants will be excluded. The Company adopted the provisions of SFAS No.128 in this quarterly report.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1998
                                   (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share.

                                             Six Months         Three Months
                                          Ended January 31,   Ended January 31,
                                           1998     1997        1998       1997
                                         -----------------   -------------------
                                          (In thousands, except per share data)

Numerator:
   Net income for
   numerator for basic
   and diluted earnings
   per common
   equivalent share                      $ 1,081   $   320   $     558   $   198
                                         =======   =======   =========   =======
Denominator:
   Denominator for
   basic earnings per
   common equivalent
   share during the
   period                                 24,422    24,326      24,438    24,318

Effect of dilutive securities
   Employee and director stock
     options and warrants                  1,054       796       1,083       779
                                         -------   -------   ---------   -------
Denominator for diluted
earnings per common equivalent
share and assumed conversions             25,476    25,122      25,521    25,097
                                         =======   =======   =========   =======
Basic earnings per share                 $   .04   $   .01   $     .02   $   .01
                                         =======   =======   =========   =======
Diluted earnings per share               $   .04   $   .01   $     .02   $   .01
                                         =======   =======   =========   =======

      The Company declared a 5% stock dividend on December 12, 1997 payable January 23, 1998 to shareholders of record as of January 9, 1998. The shares and per share data have been adjusted to retro actively reflect this stock dividend.

                               ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINCIAL STATEMENTS
                                January 31, 1998
                                   (Unaudited)

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

      On February 2, 1996 the Delaware Court issued an opinion ruling against the Company and in favor of Calgene, finding certain claims infringed, but the patent was found valid (non-obvious) over the prior art. On February 29, 1996, the Delaware Court issued an Order withdrawing its February 2, 1996 Opinion. Enzo intends to appeal from any adverse judgment. There can be no assurance that the Company will be successful in any of the foregoing matters or that Calgene and/or Hutchinson will not be successful. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

      On April 3, 1997, the European Patent Office rejected Calgene's opposition that had been lodged against the Company's related European antisense patent, thereby upholding the patent's validity. On May 23, 1997 the Japanese Patent Office issued a related antisense patent owned by the Company.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Company at January 31, 1998, had cash and cash equivalents of $31,010,000 an increase of $5,760,000 from July 31,1997. The Company had working capital of $49,807,000 at January 31, 1998 compared to $43,231,000 at July 31,1997.

      The Company's income before taxes for the six months ended January 31,1998 was $1,129,000 which includes depreciation and amortization aggregating approximately $ 978,000. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

      Net cash provided by operating activities for the six month period ended January 31,1998 was approximately $6,053,000 and includes $5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. as compared to net cash provided by operating activities of $5,589,000 for the 1997 period which also includes $ 5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. The increase in net cash provided by operating activities from the 1997 period to the 1998 period was primarily due to the Company's increase in net income offset by a net increase in the accounts receivable.

      Net cash used in investing activities decreased by $39,000 from the 1997 period primarily as a result of an decrease in capital expenditures and deferred patent costs.

      Net cash provided by financing activities decreased by $159,000 from the 1997 period primarily as a result of the decrease in proceeds from the exercise of stock options.

Results of Operations

Six months ended January 31,1998 compared with six months ended January 31, 1997

      Revenues from operations for the period ended January 31, 1998 increased by $3,906,000 compared to revenues from operations for the six month period ended January 31, 1998. This increase was due to an increase of $4,006,000 in revenue from the clinical reference laboratory operation offset by the decrease of $100,000 in research products revenues resulting primarily from the Company's non-exclusive distribution agreements for the Company's products. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in volume of higher priced screening tests.

      Cost of sales increased by approximately $229,000 as a result of a decrease of $350,000 in the cost of sales of research products from the Company's distribution agreements activities offset by an increase in the cost of clinical laboratory services of $579,000, due to the increased volume of esoteric tests.

      Research and development expenses increased by approximately $265,000 as a result of an increase in research programs and to a lesser extent the increase in the amortization of patent costs.

      The provision for uncollectable accounts receivable increased by $2,417,000 primarily due to the increased revenues at the clinical reference laboratory and that additional reserves were needed during the six months ended January 31, 1998 primarily to cover lower collection rates under the Federal Medicare programs and other third-party insurance carriers. The health care industry is undergoing significant change as third-party payors, such as Medicare and other insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

      Selling expenses increased approximately by $87,000, primarily due to an increase in the marketing programs at the clinical reference laboratory.

Results of Operations

Three months ended January 31,1998 compared with three months ended January 31, 1997

      Revenues from operations for the period ended January 31,1998 increased by $2,597,000 compared to revenues from operations for the three month period ended January 31, 1998. This increase was due to an increase of $2,344,000 in revenue from the clinical reference laboratory operation and by an increase of $253,000 in research products revenues resulting primarily from the Company's non-exclusive distribution agreements for the Company's products. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in the volume of higher priced screening tests.

      Cost of sales increased by approximately $370,000 as a result of a decrease of $34,000 in the cost of sales of research products from the Company's distribution agreements activities offset by an increase in the cost of clinical laboratory services of $404,000, due to the increased volume of esoteric tests.

      Research and development expenses increased by approximately 91,000 as a result of an increase in research programs and to a lesser extent the increase in amortization of patent costs.

      The provision for uncollectible accounts receivable increased by $1,637,000 primarily due to the increased revenues at the clinical reference laboratory and that additional reserves were needed during the three months ended January 31, 1998 primarily to cover lower collection rates under the Federal Medicare programs and other third-party insurance carriers. The health care industry is undergoing significant change as third-party payors, such as Medicare and other insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

      Selling expenses increased approximately by $50,000, primarily due to an increase in the marketing programs at the clinical reference laboratory.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          ENZO BIOCHEM, INC.
                                             (registrant)


Date: March 9, 1998                       by: /s/ Shahram K. Rabbani
                                              ----------------------
                                          Chief Operating Officer,
                                          Secretary and Treasurer