Form 10-Q
period 1998-04-30
ENZO BIOCHEM INC
filed 1998-06-15
CIK 316253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 1998
  [ ]                                    or
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________
                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
              ____________________________________________________
             (Exact name of registrant as specified in its charter)

 New York                                              13-2866202
 __________________________                        ___________________
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)

60 Executive Blvd., Farmingdale, New York                 11735
_________________________________________               __________
(Address of principal executive office)                 (Zip Code)

(516-755-5500)
______________
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value                The American Stock Exchange
_____________________________       ___________________________________________
      (Title of Class)              (Name of each Exchange on which Registered)

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

                                    Yes X  No
                                        -

As of June 9, 1998 the Registrant had 24,523,000 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                 April 30, 1998



                                      INDEX

                                                                              PAGE
                                                                             NUMBER
PART  I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheet - April 30, 1998
            and July 31, 1997                                                   3

         Consolidated Statement of Operations
            For the nine months ended April 30, 1998 and 1997                   5

         Consolidated Statement of Operations
            For the three months ended April 30, 1998 and 1997                  6

         Consolidated Statement of Cash Flows
            For the nine months ended April 30,1998 and 1997                    7

         Notes to Consolidated Financial Statements                             9

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        10


                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION


Item 1. Financial Statements


                           CONSOLIDATED BALANCE SHEET


                                                                               April 30,             July 31,
                                                                                  1998                 1997
                                                                             (unaudited)
                                                                             ---------------------------------
                                                                                       (in Thousands)
                                     ASSETS
Current assets:
         Cash and cash equivalents                                               $32,024             $25,250
         Accounts receivable, less allowance
              for doubtful accounts                                               13,598              11,986
         Current portion of note receivable -
              litigation settlement                                                4,904               5,000
         Inventories                                                               1,484               1,559
         Other                                                                     1,031               1,811
                                                                                   -----               -----

                   Total current assets                                           53,041              45,606

Property and equipment, at cost, less accumulated
      depreciation and amortization                                                2,528               2,910
Long term portion of note receivable - litigation
      settlement                                                                    ----               4,689
Cost in excess of fair value of net tangible assets
      acquired, less accumulated amortization                                      9,027               9,305
Deferred patent costs, less accumulated
      amortization                                                                 4,581               4,757
Other                                                                                148                 152
                                                                                 -------             -------
                                                                                 $69,325             $67,419
                                                                                 -------             -------
                                                                                 -------             -------



                               ENZO BIOCHEM, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 April 30,        July 31,
                                                                                  1998              1997
                                                                             (unaudited)
                                                                             -----------------------------
                                                                                      (in Thousands)
Current liabilities:
         Trade accounts payable                                                       $1,256        $ 1,089
         Accrued legal fees                                                               11             56
         Other accrued expenses                                                          782          1,162
         Current portion of long-term debt                                                19             37
         Current portion of obligations under capital leases                             ---             31
                                                                                    --------       --------
                   Total current liabilities                                           2,068          2,375

Long-term debt                                                                           ---              9
Obligations under capital leases                                                         ---             37
Other deferred liabilities                                                               990            990

Stockholders' equity:
         Preferred Stock, $ .01 par value; authorized
              25,000,000 shares; no shares issued or
              outstanding
         Common Stock, $ .01 par value; authorized 75,000,000 shares; shares issued and outstanding; 24,520,000 shares at April
              30,1998 and 23,329,900 shares at July 31,1997                              245            233
         Additional paid-in capital                                                   90,999         90,736
         Accumulated deficit                                                         (24,977)       (26,961)
                                                                                    --------       --------

                   Total stockholders' equity                                         66,267         64,008
                                                                                    --------       --------
                                                                                     $69,325       $ 67,419
                                                                                    --------       --------
                                                                                    --------       --------


See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                                Nine Months Ended April 30,
                                                                               1998               1997
                                                                              --------------------------------
                                                                            (In thousands, except per share data)
Revenues:
         Research product revenues                                               $9,457              $9,542
         Clinical laboratory services                                            20,880              15,079
                                                                                 ------              ------

              Total operating revenues                                           30,337              24,621

Costs and expenses:
         Cost of research product revenues                                        5,442               5,716
         Cost of clinical laboratory services                                     6,048               5,248
         Research and development expense                                         2,931               2,694
         Selling expense                                                          2,039               1,978
         Provision for uncollectable accounts receivable                          7,658               3,802
         General and administrative expenses                                      5,537               5,775
                                                                                 ------              ------

              Total costs and expenses                                           29,655              25,213
                                                                                 ------              ------

Income (loss) before interest income and
     provision for  taxes on income                                                 682                (592)
Interest income - net                                                             1,403               1,551
                                                                                 ------              ------
Income before provision for  taxes on income                                      2,085                 959
Provision for taxes on income                                                      (101)                (25)
                                                                                 ------              ------

Net income                                                                       $1,984                $934
                                                                                 ------              ------

Net income per  common equivalent share-Basic & diluted
                                                                                   $.08                $.04
                                                                                 ------              ------
                                                                                 ------              ------

Weighted average common shares-Basic                                             24,483              24,335
                                                                                 ------              ------
                                                                                 ------              ------

Weighted average common equivalent  shares-Diluted
                                                                                 25,550              25,188
                                                                                 ------              ------
                                                                                 ------              ------

                             See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                              Three Months Ended April 30,
                                                                              1998                    1997
                                                                            --------------------------------
                                                                          (In thousands, except per share data)
Revenues:
         Research product revenues                                               $3,441              $3,426
         Clinical laboratory services                                             7,256               5,461
                                                                                  -----               -----

              Total operating revenues                                           10,697               8,887

Costs and expenses:
         Cost of research product revenues                                        2,082               2,006
         Cost of clinical laboratory services                                     2,086               1,865
         Research and development expense                                           809                 837
         Selling expense                                                            685                 711
         Provision for uncollectible accounts
              receivable                                                          2,675               1,236
         General and administrative expenses                                      1,912               2,123
                                                                                  -----               -----

              Total costs and expenses                                           10,249               8,778
                                                                                 ------               -----

Income (loss) before interest income and provision for  taxes on
      income                                                                        448                 109
Interest income - net                                                               508                 511
                                                                                 ------               -----
Income before provision for  taxes on income                                        956                 620
Provision for taxes on income                                                       (53)                 (6)
                                                                                 ------               -----

Net income                                                                         $903                $614
                                                                                 ------               -----
                                                                                 ------               -----

Net income per  common  equivalent share-Basic                                     $.04                $.03
                                                                                 ------               -----
                                                                                 ------               -----
Net income per common equivalent share-Diluted                                     $.04                $.02
                                                                                 ------               -----
                                                                                 ------               -----
Weighted average common shares-Basic                                             24,463              24,328
                                                                                 ------               -----
                                                                                 ------               -----
Weighted average common shares-Diluted                                           25,530              25,062
                                                                                 ------               -----
                                                                                 ------               -----

                             See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                                                  Nine Months Ended April 30,
                                                                                  1998                 1997
                                                                              -----------------------------------
                                                                             (In Thousands, except per share data)
Cash flows from operating activities:
Net income                                                                         $1,984              $934
Adjustments to reconcile net income to net
Cash provided by operating activities:
         Depreciation and amortization of property
              and equipment                                                           638               644
         Amortization of costs in excess of fair
              value of tangible assets acquired                                       278               278
         Amortization of deferred patent costs                                        510               450
         Provision for uncollectable accounts receivable                            7,658             3,802
         Accretion of interest on note receivable                                    (215)             (650)
         Other                                                                        119               271
Change in operating assets and liabilities:
         Note receivable - J & J settlement                                         5,000             5,000
         Accounts receivable before provision for
              uncollectable amounts                                                (9,270)           (4,841)
         Inventories                                                                   75                90
         Other                                                                        780               494
         Trade accounts payable and other accrued
              expenses                                                               (212)             (301)
         Accrued legal fees                                                           (45)              (40)
                                                                                   ------            ------
                   Total adjustments                                                5,316             5,197
                                                                                   ------            ------
              Net cash provided by operating activities                            $7,300            $6,131
                                                                                   ------            ------

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                   Nine Months Ended April 30,
                                                                                    1998               1997
                                                                                 ------------------------------
                                                                                         (In Thousands)
Cash flows from investing activities:
         Capital expenditures                                                          (322)          (430)
         Patent costs deferred                                                         (334)          (315)
         Security deposits                                                                4             (2)
                                                                                -----------        -------
Net cash used in  investing activities                                                 (652)          (747)

Cash flows from financing activities:
        Payments of obligations under capital lease
          and long term debt                                                            (37)           (47)
        Proceeds from exercise of stock options                                         163            344
        Proceeds from stock sale                                                          -            286
        Payment of security registration fees                                             -            (95)
                                                                                -----------        -------

Net cash provided by financing activities                                               126            488
                                                                                -----------        -------

Net increase in cash and cash equivalents                                             6,774          5,872
Cash and cash equivalents at the beginning of the year                               25,250         17,793
                                                                                -----------        -------
Cash and cash equivalents at the end of the period                                  $32,024        $23,665
                                                                                -----------        -------
                                                                                -----------        -------


                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1998
                                   (Unaudited)


1. The consolidated balance sheet as of April 30, 1998 the consolidated statement of operations for the three and nine months ended April 30,1998 ("1998 Period") and 1997 ("1997 Period") and the consolidated statement of cash flows for the three and nine months ended April 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the three and nine months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         In February 1997, the Financial Accounting Standards Board issued a statement of Financial Accounting standards ("SFAS") No. 128, "Earnings Per Share" which is effective for both interim and annual financial statements for periods ending after December 15, 1997. The Company is required to change the method previously used to compute earnings per share and restate all periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options and warrants will be excluded. The Company adopted the provisions of SFAS No.128 the quarterly ended January 31, 1998.

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1998
                                   (Unaudited)

The following table sets forth the computation of basic and diluted earnings per share.



                                      Nine Months Ended April 30,     Three Months Ended April 30,
                                             1998         1997           1998            1997
                                     ----------------------------     -----------------------------
                                              (In Thousands, except per share data)
          Numerator:
              Net income for numerator
              for basic and diluted
              earnings per common
              equivalent share             $1,984         $  934         $  898         $  614
                                           ------         ------         ------         ------
                                           ------         ------         ------         ------

          Denominator:
              Denominator for basic
              earnings per common
              equivalent share during
              the period                   24,483         24,335         24,463         24,328


          Effect of dilutive securities
              Employee and director stock
                 options and  warrants      1,067            853          1,067            734
                                           ------         ------         ------         ------

          Denominator for diluted
          earnings per common equivalent
          share and assumed conversions    25,550         25,188         25,530         25,062
                                           ------         ------         ------         ------
                                           ------         ------         ------         ------

          Basic earnings per share         $  .08         $  .04         $  .04         $  .03
                                           ------         ------         ------         ------
                                           ------         ------         ------         ------

          Diluted earnings per share       $  .08         $  .04         $  .04         $  .02
                                           ------         ------         ------         ------
                                           ------         ------         ------         ------



         The Company declared a 5% stock dividend on December 12, 1997 payable January 23,1998 to shareholders of record as of January 9, 1998. The shares and per share data have been adjusted to retroactively reflect this stock dividend.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1998
                                   (Unaudited)


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

3. In March 1993, the Company filed suit in the United States District Court of Delaware charging patent infringement and acts of unfair competition against Calgene, Inc. and seeking a declaratory judgment of invalidity concerning Calgene's plant antisense patent. On February 9, 1994, the Company filed a second suit in the United States District Court for the District of Delaware charging Calgene with infringement of a second antisense patent belonging to the Company. Calgene filed a counterclaim in the second Delaware action seeking a declaration of invalid on a third patent belonging to the Company. The two Delaware actions were consolidated and were tried to the Court in April 1995. In addition, the Company filed suit on March 22, 1994 in the United States District Court for the Western District of Washington against Calgene and the Fred Hutchinson Cancer Research Center, asserting that the defendants had conspired to issue a false and misleading press release regarding a supposed "patent license" from Hutchinson to Calgene, and conspired to damage the Company's antisense patents by improperly using confidential information to challenge them in the U.S. Patent Office. The complaint further charged Hutchinson with infringing and inducing Calgene to infringe the Company's antisense patents.
           On February 2, 1996 the Delaware Court issued an opinion ruling against the Company and in favor of Calgene, finding certain claims infringed, but the patent was found valid (non-obvious) over the prior art. On February 29, 1996, the Delaware Court issued an Order withdrawing its February 2, 1996 Opinion.
          On April 3, 1997, the European Patent Office rejected Calgene's opposition that had been lodged against the Company's related European antisense patent, thereby upholding the patent's validity. On May 23, 1997 the Japanese Patent Office issued a related antisense patent owned by the Company.
         On June 1, 1998, the Court issued its revised decision maintaining its finding that two Enzo Patents in-suit were invalid for non-enablement and were not infringed by Calgene. Enzo intends to appeal the decision concerning the invalidity of the two Enzo Patents. The Delaware Court did not find invalid a third

Enzo Patent in-suit, citing a lack of evidence. There can be no assurance that the Company will be successful in any of the foregoing matters or that Calgene and/or Hutchinson will not be successful. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

         The Company at April 30, 1998, had cash and cash equivalents of $32,024,000 an increase of $6,774,000 from July 31,1997. The Company had working capital of $50,973,000 at April 30, 1998 compared to $43,231,000 at July 31,1997.

         The Company's income before taxes for the nine months ended April 30,1998 was $2,085,000 which includes depreciation and amortization aggregating approximately $1,426,000. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

         Net cash provided by operating activities for the nine month period ended April 30,1998 was approximately $7,300,000 and includes $5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. as compared to net cash provided by operating activities of $6,131,000 for the 1997 period which also includes $ 5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. The increase in net cash provided by operating activities from the 1997 period to the 1998 period was primarily due to the Company's increase in net income offset by a net increase in the accounts receivable.

             Net cash used in investing activities decreased by $95,000 from the 1997 period primarily as a result of a decrease in capital expenditures.

         Net cash provided by financing activities decreased by $362,000 from the 1997 period primarily as a result of the decrease in proceeds from the exercise of stock options.

Results of Operations

Nine months ended April 30,1998 compared with nine months ended April 30, 1997

         Revenues from operations for the period ended April 30, 1998 increased by $5,716,000 compared to revenues from operations for the nine month period ended April 30, 1998. This increase was due to an increase of $5,801,000 in revenue from the clinical reference laboratory operation offset by the decrease of $85,000 in research products revenues resulting primarily from the Company's non-exclusive distribution agreements for the Company's products. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in volume of higher priced screening tests.

         Cost of sales increased by approximately $526,000 as a result of a decrease of $274,000 in the cost of sales of research products from the Company's distribution agreements activities offset by an increase in the cost of clinical laboratory services of $800,000, due to the increased volume of esoteric tests.


         Research and development expenses increased by approximately
$237,000 as a result of an increase in research programs and to a lesser extent the increase in the amortization of patent costs.

         The provision for uncollectable accounts receivable increased by $3,856,000 primarily due to the increased revenues at the clinical reference laboratory and that additional reserves were needed during the nine months ended April 30, 1998 primarily to cover lower collection rates under the Federal Medicare programs and other third-party insurance carriers. The health care industry is undergoing significant change as third-party payors, such as Medicare and other insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

         Selling expenses increased approximately by $61,000, primarily due to an increase in the marketing programs at the clinical reference laboratory.

         General and Administrative expenses decreased by approximately $238,000 due to a decrease in legal fees.

Results of Operations

Three months ended April 30,1998 compared with three months ended April 30, 1997

         Revenues from operations for the period ended April 30,1998 increased by $1,810,000 compared to revenues from operations for the three month period ended April 30, 1998. This increase was due to an increase of $1,795,000 in revenue from the clinical reference laboratory operation and by an increase of $15,000 in research products revenues resulting primarily from the Company's non-exclusive distribution agreements for the Company's products. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in the volume of higher priced screening tests.

         Cost of sales increased by approximately $297,000 as a result of a increase of $76,000 in the cost of sales of research products from the Company's distribution agreements activities and by an increase in the cost of clinical laboratory services of $221,000, due to the increased volume of esoteric tests.


         Research and development expenses decreased by approximately $28,000 as a result of an decrease in the amortization of patent costs.

         The provision for uncollectible accounts receivable increased by $1,439,000 primarily due to the increased revenues at the clinical reference laboratory and that additional reserves were needed during the three months ended April 30, 1998 primarily to cover lower collection rates under the Federal Medicare programs and other third-party insurance carriers. The health care industry is undergoing significant change as third-party payors, such as Medicare and other insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

         Selling expenses decreased approximately by $26,000, primarily due to an decrease in the marketing programs at the clinical reference laboratory.

         General and administrative expenses decreased by approximately $211,000 due to a reduction in legal fees.

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




                                                      ENZO BIOCHEM, INC.
                                                      ------------------
                                                         (registrant)




Date:    June 9, 1998                              by: /s/ Shahram K. Rabbani
                                                       ----------------------
                                                     Chief Operating Officer,
                                                     Secretary and Treasurer