Form 10-K405
period 1998-07-31
ENZO BIOCHEM INC
filed 1998-10-28
CIK 316253

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 Mark one
 --------

   /X/   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)

For the fiscal year ended July 31, 1998

                                       or

   / /   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ________________  to ___________________

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

       (516) 755-5500
-------------------------------
(Registrant's telephone number,
    including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock, $.01 par value             The American Stock Exchange
----------------------------             ---------------------------
   (Title of Each Class)           (Name of each Exchange on which registered)

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

                               Yes /X/      No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of October 26, 1998, the Registrant had 24,891,240 shares of Common Stock outstanding.

         The aggregate market value of the Common Stock held by nonaffiliates as of October 26, 1998 was approximately $234,505,000.

                          DOCUMENTS INCORPORATED BY REFERENCE

Part III - Items 11, 12 and 13         To be included in the Company's Proxy
                                       Statement to be filed with the Securities and Exchange Commission no later than November 27, 1998.

Part IV  - Certain exhibits listed     Included in prior filings made by the
           in response to Item         Company under the Securities Act of
           14(a)(3)                    1933 and the Securities Exchange Act
                                       of 1934

                                     PART I

Item 1.  BUSINESS

INTRODUCTION

         Enzo Biochem, Inc. (the "Company" or "Enzo") develops, manufactures and markets health care products based on molecular biology and genetic engineering techniques, and also provides medical diagnostic services to the medical community. The business activities of the Company are performed by one of the Company's three wholly-owned subsidiaries--Enzo Diagnostics, Inc., Enzo Therapeutics, Inc., and Enzo Clinical Labs, Inc. ("Enzo Diagnostics", "Enzo Therapeutics" and "Enzo Clinical Labs", respectively). These activities are: (1) research and development, manufacture and marketing of diagnostic research products and therapeutic products through Enzo Diagnostics and Enzo Therapeutics, and (2) the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 10 of the Notes to Consolidated Financial Statements.

         For the fiscal year ended July 31, 1998 (fiscal 1998), approximately 31% of the Company's operating revenues was derived from product sales and approximately 69% was derived from clinical reference laboratory services. For the fiscal years ended July 31, 1997 and 1996 (fiscal 1997 and fiscal 1996, respectively), approximately 38% of the Company's operating revenues were derived from product sales and approximately 62% were derived from clinical reference laboratory services.

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

         The primary focus of the Company's current research is the development of products based on two technology platforms -- gene identification and gene regulation. The Company is funding its research programs through its operating cash flows and cash and cash equivalents. It also is seeking joint ventures and collaborative relationships.

         Through Enzo Diagnostics, the Company develops products based on gene identification and a major component of this technology platform, the Company's proprietary BioProbe(R) nucleic acid probe products. The Company has devoted a major portion of its research and development activities to develop simple and reliable test formats and protocols for the commercialization of probe products, as well as other diagnostic products for the diagnostic and medical research markets. The Company has continued to introduce new products based on its proprietary technology into the research market during fiscal 1998.

         The product development programs of the Company include the use of its BioProbe(R) technology for the development of tests to detect sexually transmitted diseases such as AIDS, herpes, chlamydia, gonorrhea and other infectious diseases such as tuberculosis, cytomegalovirus, hepatitis and Epstein-Barr virus (implicated in mononucleosis). The Company currently markets several such products.

         The Company, through Enzo Therapeutics, is developing therapeutic applications based on its gene regulation technology. In May 1987, the Company entered into an agreement with the Research Foundation of the State University of New York, granting the Company certain exclusive rights to "genetic antisense" a technology that uses specially constructed genes inserted into cells to regulate the functioning of target genes. The Company has obtained three patents covering this technology.

         In fiscal 1998, the Company entered into a licensing agreement with Japan Tobacco, Inc. for use of this technology in Japan. This agreement is the first agricultural licensing agreement involving the Company's proprietary technology and covers the development of new and improved strains of rice. The Company believes that this technology will be the basis for the Company to derive meaningful revenues in the future.

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

         In the fiscal years ended July 31, 1998, 1997 and 1996, the Company incurred costs of approximately $3,984,000, $3,562,000 and $3,083,000, respectively, for research and development activities.

CLINICAL REFERENCE LABORATORY

         The Company, through Enzo Clinical Labs, operates a clinical reference laboratory that offers full diagnostic services to the greater New York medical community. The services Enzo Clinical Labs provides include chemistry, blood tests, cytology studies, tissue pathology, hormone studies, and diagnostic procedures that seek to detect precancerous conditions, cancers in cervical specimens and sexually transmitted diseases. Enzo Clinical Labs provides these services primarily to physicians as well as to clinics, nursing homes and other clinical laboratories. Enzo Clinical Labs operates a regional clinical reference laboratory on Long Island and also operates eleven satellite patient service centers in the greater New York area, including a stat laboratory in Manhattan. The patient service center collects the specimens as requested by the physician. The specimens are sent through the Company's in-house courier system to the Company's laboratory for testing. A "STAT" lab is a laboratory that has the ability to perform certain routine tests quickly and report results to the physician immediately.

         Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the physician, indicate the tests to be performed and provide the necessary billing information. Once this information is entered into the computer system, the tests are performed and the results are entered primarily through computer interface or manually. Most routine testing is completed by early the next morning, and tests results are printed and prepared for distribution. Some physicians have local printer capability and have reports printed out directly in their offices. Physicians who request that they be called with a result are so notified in the morning.

         The Company currently offers over 2,000 different routine and esoteric clinical laboratory tests or procedures. Several hundred of these are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication or to search for an otherwise undiagnosed condition. These routine and esoteric procedures are most often used by practicing physicians in their outpatient office practices.

         Approximately 92% and 93% at July 31, 1998 and 1997, respectively, of the Company's net accounts receivable relate to its clinical reference laboratory business which operates in the New York Metropolitan area. The Company believes that the concentration of credit risk with respect to accounts receivable are limited due to the diversity of the Company's client base. However, the Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during each of the fiscal years ended July 31, 1998, 1997 and 1996 approximated 10%, 12% and 14%, respectively of the Company's total revenue. For the year ended July 31, 1998, 1997 and 1996 no other payor accounted for more than 10% of the Enzo Clinical Labs revenues.

         In addition, the Company utilizes its clinical reference laboratory to evaluate and demonstrate the benefits of the Company's diagnostic products (see
Note 11 of the Notes to Consolidated Financial Statements for segment information and operating revenues and profits).

BUSINESS OBJECTIVES

         The current business objectives of the Company are (1) to develop, manufacture and market on a worldwide basis diagnostic and therapeutic products based on the Company's technology platforms of gene identification and gene regulation, and (2) to perform diagnostic tests for the U.S. health care community. The Company's research and development efforts are directed to both short and long-term projects. Diagnostic products require less time to commercialize than therapeutic products because the procedures required for attaining government clearance are less time consuming. Therapeutic products, once developed, require extensive clinical testing and compliance. This process can range from three to five years and, in some instances, longer.

         At such time, if ever, as the Company's self-funded research demonstrates technical feasibility and potential commercial importance, the Company expects that it will have the option to pursue the opportunity on its own or to associate with another entity for development and ultimate marketing of the product. There can, however, be no assurance that an acceptable partner could be found if sought. The Company's strategy is to retain ownership with respect to development and marketing of a product or process unless there is a compelling business reason to its licensed products or process.

MARKETING STRATEGY

    Product Development Activities

         The Company has been successful in obtaining clearance from the FDA for a number of IN VITRO diagnostic products for sale to the clinical diagnostic market through Enzo Diagnostics. Among these products are four DNA probe products based on the

Company's BioProbe(R) nucleic acid probe technology and developed and manufactured by the Company. The Company believes that significant delays will not be encountered with any future probe product submissions to the FDA since products based on this technology have been FDA cleared. However, there can be no assurance that delays will not be incurred.

         Through Enzo Diagnostics, the Company manufactures and markets its BioProbe(R) nucleic acid probe products to the research market, where FDA clearance is not required. These research products include products that allow researchers to make and detect their own non-radioactive DNA and RNA probes. Also included in this product line are complete kits that contain all the reagents necessary to detect various disease-causing organisms in clinical samples.

         During fiscal 1998, the Company developed the BioArray(TM) Labeling Systems, a product line designed and optimized to meet the needs of those research scientists using microchip array assays. The BioArray(TM) products provide efficient labeling, strong signals and clear displays, characteristics that are required for microchip assays. These products are manufactured and sold by Enzo Diagnostics directly to the researcher and through its distributors.

         Enzo Diagnostics manufactures and markets a variety of IN SITU hybridization kits. These PathoGene(R) DNA probe kits detect the presence of specific pathogens, including human papillomavirus (HPV), herpes simplex virus, cytomegalovirus, Epstein-Barr virus, adenovirus, hepatitis B virus and CHLAMYDIA TRACHOMATIS. The Company's BioPap(R) DNA probe kits detect several types of HPV in Pap smear samples. The Company has developed an enhanced detection procedure with increased sensitivity that enables the pathologist to identify the pathogen when only small numbers of the organism are present. These products compete directly with products labeled with various radioactive isotopes, as well as with products based on antibody assays.

         In addition to the IN SITU hybridization kits, Enzo Diagnostics also manufactures and markets products based on the Company's proprietary microplate hybridization format. Microplate hybridization assay kits have been developed for the detection of the AIDS-causing virus, HIV-1. Kits are also available to detect HIV-2, another strain of the AIDS virus, hepatitis B virus, the tuberculosis-causing bacterium (MTB) and members of the MTB complex. An enhanced version of the microplate assay has been developed to detect the hepatitis virus directly in serum and is aimed at the blood bank market.

         Enzo's HIV test was one of the first commercial DNA probe tests for this pathogen in the microplate format. Unlike AIDS tests that detect antibodies to HIV-1, the DNA probe test detects nucleic acid DNA unique to the virus. Individuals may carry HIV for months before developing antibodies, therefore a test directed at the virus can provide earlier detection. Because Enzo's HIV microplate hybridization assay can be used as a means to quantify the virus, researchers can determine HIV levels in patients and study relationships between these levels and other disease indicators such as antibody production or appearance of symptoms. This product is currently marketed to the research community.

         In the early stages of infection, a pathogen may be present in very small amounts and may be difficult to detect. Samples, however, can be treated in a way that produces copies of the pathogen's nucleic, if it is present. This amplification process is one possible approach to detect very low levels of infection. All of Enzo's microplate assays can be used to detect the presence of these pathogens in amplified, as well as unamplified samples. In order to fully integrate its technology, Enzo has developed a new simplified amplification process for multicopy production of nucleic acid. A patent application was filed in January 1994 and this proprietary amplification process was incorporated into the microplate assay format, thus providing a totally integrated assay system. This approach is being developed for use with the hepatitis assay system and will form the basis for all Enzo's microplate assays.

         In addition to nucleic acid-based products, the Company also produces and sells other types of research products, such as monoclonal antibodies. The products are marketed through direct sales, an extensive product catalog, advertising in scientific and trade journals and U.S. and foreign distributors. In fiscal 1993, Enzo Diagnostics began to expand its non-exclusive distribution arrangements for its proprietary products in both the U.S. and foreign markets with companies having worldwide distribution and with companies having local foreign distribution. In fiscal 1994, the Company continued to expand these distribution arrangements and began a policy of using joint labels on all products marketed by its distributors.

          In April, 1994, the Company signed a multi-year non-exclusive worldwide distribution and supply agreement with Boehringer Mannheim Biochemicals. Under the terms of this agreement, Boehringer Mannheim distributes to the global medical research market, a broad range of biochemical products and reagents manufactured and supplied by Enzo. The agreement includes products based on nonradioactive DNA probe technology and includes products that were developed and marketed by Boehringer Mannheim prior to the agreement, as well as products developed by the Company, all of which are covered by Enzo patents. The agreement took effect in April 1994 and extends for the life of the last patent to expire for products involved.

          In February 1995, a multi-year non-exclusive distribution agreement was signed with Amersham International under which Amersham markets a broad group of products that had been developed and marketed by Amersham, as well as products developed by Enzo Diagnostics. All products are based on nonradioactive DNA labeling technologies covered by Enzo patents. A multi-year non-exclusive distribution agreement, also covering the Company's line of proprietary DNA labeling products and reagents was concluded in May 1995 with Dako A/S, a privately-held international company with headquarters in Copenhagen, Denmark and subsidiaries worldwide, including the Dako Corporation based in Carpinteria, California. In September 1995 a similar multi-year non-exclusive distribution agreement was concluded with VWR Scientific Products, a leader in the medical research market that was formerly an operating unit of Baxter Health Care. In fiscal 1997 a previous distribution agreement with Sigma Chemical Co. was expanded and an additional multi-year nonexclusive distributing agreement was concluded with Wako Clinical Co., a leader in the medical research market in Japan.

           During fiscal 1998, Enzo Diagnostics continued expanding its non-exclusive distribution agreements. In October 1997, the Company signed an agreement with Li-Cor, Inc, a developer of instrumentation for biological sciences, under which Enzo will produce and supply its proprietary DNA labeling and detection reagents to be used in conjunction with Li-Cor's automated DNA sequence analysis systems for the medical research market. In May 1998, the Company concluded an agreement with Affymetrix, Inc. under which Enzo will be the sole supplier of specified proprietary nucleic acid labeling and detection products for Affymetrix' microclip array systems.

         At July 31, 1998 and 1997, 4% and 5% of the Company's net accounts receivable relate to amounts due from Boehringer Mannheim and Amersham, collectively. Operating revenues from Boehringer Mannheim represented approximately 21% and 25% of consolidated operating revenues in each of fiscal 1998 and 1997 respectively.

         The Company had previously entered into distribution agreements with certain Johnson & Johnson, Inc. (J&J) subsidiaries in Europe, one of which continues to be in effect. Ortho Diagnostics continues to be the Company's distributor for marketing, distribution and sale in Italy for the Company's BioProbe(R) and other products.

         The Company, because of its various proprietary diagnostic technologies, may pursue entering into joint ventures with other biotechnology companies or other health care companies with marketing resources and/or complementary technology or products in order to more fully take advantage of market opportunities.

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

TECHNOLOGY AND PRODUCT DEVELOPMENT

         The major focus of the Company's product development program has been toward the commercialization of nucleic acid probe-based IN VITRO diagnostics. Initially, nucleic acid probes were radioactive and required complex protocols to perform. To develop them into useful commercial products required making such products easy-to-use, easy to interpret, readily automatable and sensitive enough to detect the presence of low levels of pathogen. As a result of this product development effort, the Company has developed a broad technology base for the labeling, detection, sensitivity enhancement, signal amplification and testing formats of nucleic acid probe products. Patent protection has been aggressively pursued for this technology base. At the end of fiscal 1998 some 181 patents issued worldwide had been granted to or licensed by the Company in this area of technology. In fiscal 1997 and continuing during fiscal 1998, and 1999 the Company began to receive revenues from the distribution agreements related to these patents and believes that the patents have positioned the Company to derive considerably more revenues in the future as the markets for these products continue to develop. These patents cover a variety of BioProbe(R) nucleic acid probe products, chelation technology for easy radioactive labeling, signal amplification methods, sensitivity enhancements, and automatable formats.

BioProbe(R) Nucleic Acid Probe Labeling and Signal Generating Systems

         Traditionally, nucleic acid probes used in biomedical research and recombinant DNA technology have been radioactively labeled with isotopes of hydrogen, phosphorous, carbon or iodine. Radioactive materials have historically provided researchers with the most sensitive and, in many cases, the only means to perform many important experimental or analytical tests. However, limitations and drawbacks are associated with the use of radioactive compounds. For example, radioactive materials are often very unstable and have a limited shelf-life. Because of the potentially hazardous nature of radioactive materials, their use must be licensed and elaborate safety precautions must be maintained during the preparation, utilization and disposal of radioisotopes. In addition, radioactive nucleotides are extremely expensive and their instability increases usage cost.

         To overcome the limitations of radioactively labeled probes, the Company, starting with basic technology licensed from Yale University ("Yale"), has developed a proprietary technology that allows DNA probes to be used effectively without the use of radioactivity. This development permits the application of genetic analysis in a clinical setting without the shelf-life, licensing and disposal problems associated with radioactively labeled probes.

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

Automatable Test Formats

         In February 1991, the Company was granted a U.S. patent for its nucleic acid probe technology that generates a signal in solution. This technology enables the development of probe-based tests that can be readily automated and measured by instrumentation. With this technology, probes can be detected by either chemiluminescent, fluorescent or colorimetric methods. The Company has developed test kits employing this technology and currently supplies such kits to the research market. The first kits launched in fiscal 1992, include a test for the HIV-1, the virus that causes AIDS and a test for the organism causing tuberculosis. Tests for other viruses, including HIV-2 and hepatitis were later introduced to researchers. A more sensitive assay that can detect hepatitis B virus directly in serum and geared to the blood banking market was developed. More recently the Company's amplification technology was integrated with the enhanced hepatitis assay. The Company is developing an instrument-based automatable system employing this and other proprietary Enzo technologies.

Rapid, On-Site Diagnostics

         The Company also has developed a gel-based diagnostic test technology that is geared to accurate, rapid, and one-step tests. The ease of performing and interpreting tests based on this proprietary gel technology makes these tests well suited for at-home and doctor's office use. The Company has developed a fecal occult blood test to screen for colorectal cancer based on the gel technology and has received FDA clearance to market this test to the physician's offices. The Company is exploring other tests based on the gel technology.

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

Therapeutic Technology and Product Development

         Through Enzo Therapeutics, the Company is applying its technological capabilities for manipulating genetic material towards the development of therapeutic treatments for a variety of cancers and infections. Enzo is exploring applications of antisense nucleic acids employing various proprietary technologies. During fiscal 1998, the Company improved a new gene delivery system that is designed to provide universal and efficient delivery of any gene to any cell. The GenSert(TM) Universal Delivery System is being combined with Enzo's antisense technology in its therapeutic development program. Also, the Company has developed techniques for stably attaching drugs and radioisotopes to proteins and DNA. The Company is working towards, INTER ALIA, the development of products relating to HIV, certain cancers and hepatitis, however, no products have been finalized and there can be no assurance that any such products will even be successfully developed.

         In May 1987, Enzo entered into an agreement with The Research Foundation of the State of New York (SUNY), granting the Company certain exclusive rights to its genetic antisense technology. Three U.S. application were subsequently issued as patents by the U.S. Patent and Trademark Office. The first patent issued in March 1993; a second patent issued in May 1993; the third patent issued in December 1993. Similar patents covering this technology have been issued in Europe and in Japan. See Item 3- Legal Proceedings.

         This antisense technology theoretically offers a way to control the expression of any gene in any organism, therefore the Company believes it has broad therapeutic and agricultural applications. For example, genetic antisense could make possible a new approach to controlling viral diseases and cancers. It could also be used to control viral diseases in animals and agriculturally important plants and could lead to a variety of other desirable traits in animals and in agricultural crops. Genetic antisense has proven to be effective in a variety of organisms, including plants, animals and bacteria. For example, researchers have developed transgenic mice that are resistant to murine leukemia virus and tomato plants that produce tomatoes that do not spoil upon ripening. The Company is currently in human clinical studies with an antisense product for the treatment of HIV-1 infection. It is also exploring the development of a number of other antisense-based therapeutic products.

          Because genetic antisense has such broad application, the Company is exploring collaborative business relationships of various types with other companies to develop the applications that Enzo is not interested in retaining for its own activities. The Company is itself involved in applying genetic antisense to human therapeutic products and it recognizes that the technology also holds important implications for crops, as well as animal husbandry and industrial uses. In January 1998, the Company entered into a licensing agreement with Japan Tobacco, Inc., for use of the Company's patented genetic antisense technology in Japan. This agreement is the first agricultural licensing agreement involving Enzo's proprietary technology and covers the development of new and improved strains of rice.

         In January 1995, the Company, through Enzo Therapeutics, signed a collaborative research agreement with Cornell University on behalf of Cornell's Medical College, aimed at evaluating the Company's genetic antisense technology for use in managing the treatment of HIV-1, the AIDS-causing virus. Early research results indicated, that this technology could be applied to inhibiting the function of genes necessary for HIV-1 to grow within the cell. In preclinical studies, Enzo scientists and collaborators were able to demonstrate stable resistance to HIV in human immune cells in culture that were treated with the Company's HIV product. These results were published in May 1997 in the Journal of Virology, a peer-reviewed publication of the American Society for Microbiology. The ability of Enzo's genetic antisense construct to enable immune cells to withstand the effects of infection by HIV-1 is an extremely important step in the development of an effective clinical product. Notwithstanding the foregoing, there can be no assurances that the Company's preclinical success in culture can be repeated in human trials. A key element in the success was the development by Enzo scientists of the StealthVector(TM), the antisense construct designed to localize in the cell nucleus, where it could be most effective. The StealthVector(TM) was also designed to be "invisible" to the human immune system, so as not to trigger an immune response.

         In October 1997, Enzo Therapeutics signed an agreement with the University of California, San Francisco (UCSF) to conduct the first human trials of the StealthVector(TM), the Company's genetic antisense medicine to treat HIV-1 infected individuals. This product, designed to stop the growth of the virus, has been developed to protect human immune cells against infection by a broad spectrum of strains of HIV-1 including its mutational variants. The primary investigators for this Phase I trial, physicians at UCSF have extensive experience and expertise in the evaluation of new drugs for the treatment of immunodeficient patients.

         An Investigational New Drug (IND) application was filed with the Food and Drug Administration (FDA) by the Company and in March 1998, Enzo Therapeutics received clearance from the FDA to initiate the Phase I trial of its Stealth Vector(TM) therapeutic product for HIV-1. In July 1998 the Phase I clinical trial was initiated. In addition to providing an evaluation of the safety of the product, certain aspects of the trial will provide insight on how to formulate and deliver this medicine in the most effective manner.

         In February 1996, the Company initiated a joint research program with scientists at the Albert Einstein College of Medicine in New York City, geared towards the development of a specific therapeutic product for the treatment of hepatitis B based on the Company's novel gene regulation and delivery technologies. During fiscal 1998, Enzo scientists, working with researchers at Einstein, were successful in developing mice hosting functional human liver cells that can support the growth of hepatitis B virus. Until now, one of the major problems in hepatitis research has been the lack of viable animal models capable of supporting the infection and replication of the virus in human hepatic cells IN VIVO. This is the first time this type of animal model system capable of supporting the growth of hepatitis B virus in human hepatocytes has been reported. These experimental mice, that can mimic hepatitis infection in humans, can function as an animal model system for evaluating new therapeutic modalities to treat hepatitis B.

         In April 1998, the Company, through Enzo Therapeutics, initiated a joint research program with Hadassah University Hospital in Jerusalem, Israel aimed at a preclinical analysis of various therapeutic products using Enzo's proprietary immune modulation technology. This program is designed to study the efficacy of therapeutic treatments based on certain of Enzo's technologies, including oral toleration, in areas in which immune response is a major complication in the management of disease and the control of graft of organ rejection after transplantation. Preclinical animal studies are already underway and preliminary results, presented in May 1998 at a meeting of the American Association of Gastronenteology, demonstrate the efficacy of this technology as a means of treating inflammatory bowel disease, including Crohn's disease and ulcerative colitis.

         Notwithstanding the foregoing, there can be no assurances that the Company's success in pre-clinical and early stage trials can be repeated in later stage and/or human trials.

Manufacturing

         The Company's BioProbe(R) nucleic acid probe products contained in its PathoGene(R) and BioPap(TM) product lines are manufactured by using recombinant DNA techniques and traditional chemical synthesis methods. The DNA sequence which codes for a specific infectious agent or particular trait is isolated by cloning. The sequence is then introduced into a plasmid, commonly one that grows in E. COLI bacterium, and the bacterium serves as a reproduction vehicle with the application of standard fermentation procedures. The reproduced quantities of the specific DNA sequences are purified from the bacteria and then labeled so they can be detected. The detection system usually employs a non-radioactive visualization molecule, such as a color-changing enzyme-substrate or a fluorescent substance. The production of DNA probes does not require large manufacturing facilities because the yields from the bacteria are high and only small quantities of nucleic acids are required.

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

         The Company's manufacturing operation uses exempt quantities of tritium
(3H) in its research and development activities and manufacturing operations. For the fiscal year ended July 31, 1998 the Company has not had an accumulation of tritium to be disposed.

Information Systems

         The Company believes that with respect to its clinical reference laboratory business, the health care provider's need for data will continue to place high demands on its information systems staff. The Company believes that the efficient handling of information involving clients, patients, payors and other parties will be a critical factor in the Company's future success. (See
Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000)

Quality Assurance

         The Company considers the quality of its clinical reference laboratory tests to be of critical importance, and it has established a comprehensive quality assurance program designed to help assure accurate and timely test results. In addition to the compulsory external inspections and proficiency programs demanded by the Medicare program and other regulatory agencies, Enzo Clinical Labs has in place systems to emphasize and monitor quality assurance. The Company's laboratory is subject to on-site evaluation by the College of American Pathologies (CAP) proficiency testing program, New York State survey and the Company's own internal quality control programs.

External Proficiency/Accreditation's

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

Regulation of Pharmaceutical Products

         New drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. The Company believes that products developed by it or its collaborators will be regulated either as biological products or as new drugs. Both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs. At the FDA, the Center for Biological Evaluation and Research ("CBER") is responsible for the regulation of new biologics and the Center for Drug Evaluation and Research ("CDER") is responsible for the regulation of new drugs.

         Any gene therapy products (one of the areas in which the Company is developing products) developed by the Company will require regulatory clearances prior to clinical trials and additional regulatory clearances prior to commercialization. New human gene therapy products, as therapeutics, are subject to regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which the Company will have to comply are uncertain at this time due to the novelty of the human gene therapies currently under development. Currently, each protocol is reviewed by the FDA on a case-by-case basis. The FDA has published "Points to Consider" guidance documents with respect to the development of gene therapy protocols.

         Obtaining FDA approval has historically been a costly and time consuming process. Generally, in order to gain FDA approval, a developer first must conduct pre-clinical studies in the laboratory and, if appropriate, in animal model systems, to gain preliminary information on safety and efficacy. The results of these studies are submitted as a part of an investigational new drug ("IND") application, which the FDA must review before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the clinical investigations to be undertaken.

         In order to commercialize any products, the Company (sponsor) files an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy necessary to obtain FDA approval of any such products. For Company sponsored INDs, the Company as sponsor will be required to select qualified clinical sites (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations and the general investigational plan and protocols contained in the IND. Clinical trials are normally done in three phases, although the phases may overlap. Phase I trials, concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients and are intended to gather the additional information for proper dosage and labeling of the drug. Clinical trials generally take two to five years, but the period may vary. Recent regulations promulgated by the FDA may shorten the time periods and reduce the number of patients required to be tested in the case of certain life-threatening diseases which lack available alternative treatments.

         The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. Human gene therapy products are a new category of therapeutics. There can be no assurance as to the length of the clinical trial period, the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy and potency of human gene therapy products, or that the clinical data generated in these studies will be acceptable to the FDA to support marketing approval.

         After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is regulated as a new biologic, CBER will require the submission and approval of both a Product License Application ("PLA") and an Establishment License Application before commercial marketing of the Biologic. If the product is classified as a new drug, the Company must file a New Drug Application ("NDA") with CDER and receive approval before commercial marketing of the drug. The NDA or PLA must include results of product development, pre-clinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs and PLAs submitted to the FDA can take, on average, two to five years to receive approval. If questions arise during the FDA review process, approval can take more that five years. Notwithstanding the submission of relevant data, the FDA may ultimately decide that the NDA or PLA does not satisfy its regulatory criteria for approval and require additional clinical studies. Even after FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness.

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

Regulation of Diagnostics

         The diagnostic products developed by the Company or its collaborators are likely to be regulated by the FDA as medical devices. The nature of the FDA requirements applicable to such diagnostic devices depends on their classification by the FDA. A diagnostic device developed by the Company or its collaborators would be automatically classified as a Class III device, requiring pre-market approval, unless the sponsor could demonstrate to the FDA, in the required pre-market notification procedure, that the device was substantially equivalent to an existing device that has been classified in Class I or Class II or to a pre-1976 device that has not yet been classified. If the Company or its collaborators are unable to demonstrate such substantial equivalence, it would be required to undertake the time consuming process, comparable to that for new drugs, of conducting pre-clinical studies, obtaining an investigational device exemption to conduct clinical tests, filing a pre-market approval application, and obtaining FDA clearance.

         If the Company or its collaborators can demonstrate substantial equivalence to a Class I product, the "general controls" of the Food, Drug, and Cosmetic Act- chiefly adulteration, misbranding, and good manufacturing practice requirements - will apply. If substantial equivalence to a Class II device can be shown, the general controls plus "special controls" - such as performance standard, guidelines for safety and effectiveness, and postmarket surveillance-will apply. While demonstrating substantial equivalence to a Class I or Class II product is not as costly or time-consuming as the pre-market approval process for Class III devices, it also involves conducting clinical tests to demonstrate, equivalence, or that any differences between the new device and devices already on the market do not affect safety or effectiveness.

Other - Regulation

         The Company's business is and will be subject to regulation under various state and federal environmental laws, including the Occupational Safety and Health Act, the Recourse Conservation and Recovery Act and the Toxic Substances Control Act. These and other laws govern the Company's use, handling and disposal of various biological, chemical and radioactive substances used in and wastes generated by its operations. The company believes that it is in material compliance with applicable environmental laws and that its continual compliance therewith will not have a material adverse effect on its business. The Company cannot predict, however, whether new regulators and agencies.

         The Company has in-house personnel to expedite the preparation and filing of documentation necessary for FDA clearances and approvals, patent issuances and licensing agreements. The Company has received clearance from the FDA to market five of its IN VITRO diagnostic products. The Company also has several products in various stages of clinical trial evaluation which, if successful, are expected to be carried through the FDA process.

Clinical Laboratory Regulation and Reimbursement

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

         The health care industry is undergoing significant change as third-party payors, such as Medicare (serving primarily patients 65 and older) and Medicaid (serving primarily indigent patients) and insurers, increase their efforts to control the cost, utilization and delivery of health care services. In an effort to address the problem of increasing health care costs, legislation has been proposed or enacted at both the Federal and state levels to regulate health care delivery in general and clinical laboratories in particular. Some of the proposals include managed competition, global budgeting and price controls. Although the Clinton Administration's health care reform proposal, initially advanced in 1994, was not enacted, such proposal or other proposals may be considered in the future. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. The Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the company's business and operations.

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

         Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Subsequently, Congress imposed a national ceiling on the amount that can be paid under the fee schedule. Laboratories must accept the scheduled amount as payment in full for most tests performed on behalf of Medicare beneficiaries and must bill the program directly. In fiscal 1998 and 1997, the Company derived approximately 10% and 12%, respectively of its net sales from tests performed for beneficiaries of Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation on these programs because clients often want a single laboratory to perform all of their testing services. Since 1984, Congress has periodically reduced the ceilings on Medicare reimbursement to clinical laboratories from previously authorized levels. Because a significant portion of the Company's costs are relatively fixed, these Medicare reimbursement reductions have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict if additional Medicare reductions will be implemented.

         On January 1, 1993, numerous changes in the Physicians' Current Procedural Terminology ("CPT") were published. The CPT is a coding system that is published by the American Medical Association. It lists descriptive terms and identifying codes for reporting medical and medically related services. The Medicare and Medicaid programs require suppliers, including laboratories, to use CPT codes when they bill the programs for services performed. HCFA implemented these CPT changes for Medicare and Medicaid on August 1, 1993.
The CPT changes have altered the way the Company bills Medicare and Medicaid for some of its services, thereby reducing the reimbursement the Company receives from those programs for some of its services. In March 1996, the HCFA implemented changes in the policies used to administer Medicare payments to clinical laboratories for the most frequently performed automated blood chemistry profiles. Among other things, the changes established a consistent standard nationwide for the content of the automated chemistry profiles.
Another change incorporated in the HCFA proposal requires laboratories performing certain automated blood chemistry profiles to obtain and provide documentation of the medical necessity of tests included in the profiles for each Medicare beneficiary. Reimbursements have been reduced as a result of this change.

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

Infectious Wastes and Radioactive Materials

         The Company is subject to licensing and regulation under Federal, state and local laws relating to the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. All Company laboratories are operated in accordance with applicable Federal and state laws and regulations relating to biohazard disposal of all facilities specimens and the Company utilizes outside vendors for disposal of such specimens. Although the Company believes that it is currently in compliance in all material respects with such Federal, state and local laws, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

Occupational Safety

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

Proprietary Technology - Patents

         As novel techniques, processes, products or microorganisms are developed during the course of its research and development activities, the Company will seek U.S. and, if deemed necessary, foreign patents. At the end of fiscal 1998 the Company owned or licensed 36 U.S. and some 160 foreign patents and had filed approximately 214 U.S. and foreign patent applications covering products, methods and procedures resulting from the Company's internal or sponsored research projects. Patents relating to the BioProbe(R) nucleic acid probe system have issued in the U.S. and Europe. Management believes that additional patents will issue shortly and over the next several years with respect to the Company's pending applications. There can be no assurance, however, that patents will be issued on pending applications or that any issued patents will have commercial benefit. The Company does not intend to rely on patent protection as the sole basis for protecting its proprietary technology. It also relies on its trade secrets and continuing technological innovation. The Company's policy si to have its employees sign confidentiality agreement prohibiting the employee from disclosing any confidential information about the Company, including the Company's technology or trade secrets.

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

Human Resources

         As of July 31, 1998, the Company employed 189 full-time and
41 part-time employees. Of the full-time employees, 32 were engaged in research, development, manufacturing and marketing of research products and 157 at the clinical reference laboratories. The scientific staff of the Company possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. The Company believes that relations with its employees are good.

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

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Private Secretaries Litigation Reform Act of 1995 and is including this section herein in order to do so. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecast, estimated, or budgeted by the Company in forward-looking statements.

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

    (g) Denial of certification or licensure of any of the Company's clinical laboratories under CLIA, by Medicare programs or other Federal, state or local agencies.

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

         Item 2.  PROPERTIES

                  The following are the principal facilities of the Company:

                                                         Approximate       Approximate             Approximate
                                                            Floor            Annual                Expiration
Location                   Principal Operations          Area (sq. ft.)     Base Rent                 Date
--------                   --------------------          --------------     ---------              -----------
60 Executive Blvd.         Corporate                     40,000            $1,020,000            November 30, 2004
                           headquarters,
                           clinical reference
                           and development
                           facilities (See
                           note 6 of Notes to
                           Consolidated Financial
                           Statements)

527 Madison Ave.           Executive office               6,400             $ 288,000             December 2003
New York, NY


         Management believes that the current facilities will be adequate for current operating needs and in the foreseeable future.

         Item 3.  LEGAL PROCEEDINGS

         In March 1993, the Company filed suit in the United States District Court for the District of Delaware charging patent infringement and acts of unfair competition against Calgene, Inc. and seeking a declaratory judgment of invalidity concerning Calgene's plant antisense patent. On February 9, 1994, the Company filed a second suit in the United States District Court for the District of Delaware charging Calgene with infringement of a second antisense patent owned by the Company. Calgene filed a counterclaim in the second Delaware action seeking a declaration that a third patent belonging to the Company is invalid. The two Delaware actions have been consolidated and were tried to the Court in April 1995. In addition, the Company filed suit on March 22, 1994 in the United States District Court for the Western District of Washington against Calgene and the Fred Hutchinson Cancer Research Center, alleging that the defendants had conspired to issue a false and misleading press release regarding a supposed "patent license" from Hutchinson to Calgene, and conspired to damage the Company's antisense patents by improperly using confidential information to challenge them in the Patent Office. The Complaint further charges that Hutchinson is infringing and inducing Calgene to infringe the Company's antisense patents. On February 2, 1996, the Delaware Court issued an opinion ruling against Enzo and in favor of Calgene, finding certain Enzo claims infringed, but the patent, as a whole not infringed, and finding the claims at issue invalid for lack of enablement. Calgene's patent was found valid (non-obvious) over the prior art. On February 29, 1996, the Delaware Court issued an Order withdrawing its February 2, 1996 Opinion. On April 3, 1997, the European Patent Office rejected Calgene's opposition that had been lodged against the Company's related European antisense patent, thereby owned upholding the patent's validity. On May 23, 1997, the Japanese Patent Office issued a related antisense patent owned by the Company.

         On June 1, 1998, the U.S. District Court for the District of Delaware issued its final decision in the case. In its decision the court held two of the Company's three antisense patents invalid and not infringed. The Court declined to act on Calgene's claim that the Company's third antisense patent was invalid, citing lack of evidence. The Court further held that the Calgene antisense patent was not invalid. Enzo has appealed the District Court's judgment to the U.S. Court of Appeals for the Federal Circuit. There can be no assurance that the Company will be successful in its appeal. If the Company is successful in its appeal, it expects that the case would be remanded for further proceedings before the District Court, and there can be no assurance that the Company will be successful in such further proceedings. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were brought to a vote of the Company's stockholders in the fourth fiscal quarter ended July 31, 1998.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The common stock of the Company is traded on the American Stock Exchange (Symbol:ENZ). The following table sets forth the high and low price of the Company's Common Stock for the periods indicated as reported on the American Stock Exchange.

                                              HIGH              LOW

1997 Fiscal Year (August 1, 1996
to July 31, 1997):
         1st Quarter                          $19 1/8           $13 1/2
         2nd Quarter                          $21               $15 1/2
         3rd Quarter                          $17 3/4           $12 1/4
         4th Quarter                          $16 3/8           $13 7/8

1998 Fiscal Year (August 1, 1997
to July 31, 1998):
         1st Quarter                          $21 1/4           $14 3/4
         2nd Quarter                          $17 3/16          $12 1/4
         3rd Quarter                          $16 1/2           $12 5/8
         4th Quarter                          $15 1/2           $11 3/4

         On October 26, 1998, the last sale price of the Common Stock of the Company as reported on the American Stock Exchange was $11 15/16.

         The Company has not paid a cash dividend on its Common Stock and intends to continue to follow a policy of retaining future earnings to finance its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

         On September 13, 1996, the Company declared a 5% stock dividend payable on October 29, 1996 to shareholders of record on October 8, 1996. On December 15, 1997, the Company declared another 5% stock dividend payable January 23, 1998 to shareholders of record as of January 9, 1998.

Item 6.

                                                    Selected Financial Data
                                                    (In thousands, except per share data)
                                                    For the Years Ended July 31,
                                                    ---------------------------------------------------------
                                                     1998         1997          1996       1995        1994
                                                    -------      -------       -------    -------     -------
OPERATING RESULTS:
Operating revenues                                  $40,417      $34,939       $34,490    $31,701     $22,799

Litigation settlement, net of legal fees                 --           --            --     21,860          --

Write-down of leasehold interest
   and related costs                                     --           --         7,613     11,400         600

Interest income, net                                  1,885        1,799         1,640        941          87

Income (loss) before benefit (provision)
   for taxes on income
   and extraordinary items                            2,570        1,564        (7,508)     9,749       2,156

Benefit (provision) for taxes on
   income                                               822         (111)         (199)    (4,131)      2,945

Income (loss) before extraordinary
   items                                              3,392        1,453        (7,707)     5,618       5,101

Extraordinary items:
  Gain on extinguishment of debt                         --           --            --         --         150

Net income (loss)                                   $ 3,392      $ 1,453       $(7,707)   $ 5,618     $ 5,251
                                                    -------      -------       -------    -------     -------
                                                    -------      -------       -------    -------     -------

Basic net income (loss) per common share:

   Income (loss) before extraordinary items         $  0.14      $  0.06       $  (.32)   $   .24     $   .22
   Extraordinary gain                                    --           --            --         --         .01
                                                    -------      -------       -------    -------     -------

   Net income (loss)                                $  0.14      $  0.06       $  (.32)   $   .24     $   .23
                                                    -------      -------       -------    -------     -------
                                                    -------      -------       -------    -------     -------
Diluted net income (loss) per common share (1):

     Income (loss) before extraordinary items       $  0.13      $  0.06       $  (.32)   $   .23     $   .21
     Extraordinary gain                                  --           --            --         --         .01
                                                    -------      -------       -------    -------     -------

Net Income (loss)                                   $  0.13      $  0.06       $  (.32)   $   .23     $   .22
                                                    -------      -------       -------    -------     -------
                                                    -------      -------       -------    -------     -------
Denominator for per share calculation:
     Basic                                           24,653       24,162        23,840     23,105      22,543
     Diluted                                         25,746       25,498        23,840     24,229      23,759

FINANCIAL POSITION:
Working capital                                     $52,973      $43,232       $29,451    $24,449     $17,153
Total assets                                        $72,153      $67,419       $62,838    $72,458     $65,043
Long-term debt and obligation under
    capital lease                                        --      $    46       $   114    $ 4,698     $ 4,379
Stockholders' equity                                $68,783      $64,009       $55,253    $61,113     $51,245


(1) In fiscal year 1996, potentially dilutive securities have not been included because the effect of their inclusion would have been anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company, at July 31, 1998 had cash and cash equivalents of $33.5 million, an increase of $8.3 million from July 31, 1997. The Company had net working capital of $53.0 million at July 31, 1998 compared to $43.2 million at July 31, 1997.

         The Company's income before taxes was $2.6 million which includes depreciation and amortization aggregating approximately $1.9 million. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities. The Company believes that its current cash position is sufficient for its foreseeable liquidity and capital resource needs, although there can be no assurance that future events will not alter such view.

         Net cash provided by operating activities for the 1998 fiscal year was approximately $8.3 million which also includes $5 million of cash received in connection with the litigation settlement as compared to net cash provided by operating activities of $7.7 million for the 1997 fiscal year. The increase in net cash provided by operating activities from fiscal 1997 to fiscal 1998 was primarily due to the Company's net income for 1998, which included an increase in the provision for uncollectible accounts receivable of $4.0 million, offset by an increase in the change in deferred income taxes of $1.0 million and an increase in the change in accounts receivable of approximately $4.7 million.

         Net cash used by investing activities in fiscal 1998 amounted to approximately $1.0 million as a result of capital expenditures and deferred patent costs as compared to net cash used by investing activities of $1.2 million in fiscal 1997. The decrease relates primarily to reduced capital expenditures in fiscal 1998 compared to fiscal 1997.

            Net cash provided by financing activities of $1.1 million in fiscal 1998 as compared to $0.9 million in fiscal 1997 represents a increase of $0.2 million. This increase was attributable primarily to an increase of stock options and warrants exercised during fiscal 1998.

         The Company's net accounts receivable of $14.2 million and $12.0 million represent 128 days and 125 days of operating revenues at July 31, 1998 and 1997 respectively. The change in net accounts receivable is due to an increase in accounts receivable at the clinical reference laboratory of approximately $2.0 million and a increase of research products accounts receivable of approximately $ 0.2 million.

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

RESULTS OF OPERATIONS

         FISCAL 1998 COMPARED TO FISCAL 1997

         Revenues from operations for the fiscal year ended July 31, 1998 ("fiscal 1998") increased by $5.5 million over revenues from operations for the fiscal year ended July 31, 1997 ("fiscal 1997"). This increase was due to an increase of $6.0 million in revenues from the clinical reference laboratory operations over revenue for the similar activity in fiscal 1997 and offset by a decrease of $0.5 million in revenues from research product sales. The increase in revenues from the clinical laboratory operations resulted primarily from a increase in volume of diagnostic screening tests and an increase in esoteric testing revenue. The decrease in research product sales resulted primarily from a decrease in lower profit margin sales from the non-exclusive distribution agreements.

         The increase in the cost of clinical laboratory services of $1.1 million was primarily due to the costs related to the increased volume of higher costing esoteric tests. However, as a percentage of clinical laboratory services, the cost of sales decreased by 3%, due to the higher sales volume which absorbed the fixed costs of performing these tests. The cost of research product revenues decrease of $0.9 million from the Company's distribution agreements activities was primarily the result of the decrease in the sales of lower priced products.

         Research and development expenses increased by approximately $0.4 million as a result of an increase in research programs and the increased amortization of patent costs.

         The provision for uncollectible accounts receivable increased by $4.0 million primarily due to increased revenues at the clinical reference laboratory and reduced reimbursements received by the Company from Medicare and other third party insurers who generally follow the reimbursement policies of Medicare. Also due to an increase esoteric screening tests not usually covered by third party insurance carriers.

         The Company's net accounts receivable from the clinical laboratory operations of $13.1 million and $11.1 million represent an average of 172 and 186 days of operating revenue at July 31, 1998 and 1997, respectively. The Company expects that in the future, as a result of the revised Medicare reimbursement policies, the Company will receive reimbursements and cash flows at the clinical reference laboratory at the lower rates realized in fiscal 1998. The Company will continue its efforts at attempting to control costs associated with the performance of the tests, however; there can be no assurance that such efforts will be successful.

         The operating profit from research and development activities and related costs amounts to $0.5 million in fiscal 1998, as compared to an operating profit of $0.4 million in fiscal 1997. The increase in the profit is principally related to the decrease in lower profit margin sales of product from the non-exclusive distribution agreements. The operating profit from the clinical reference laboratories activities amounted to $2.2 million (8% of operating revenues) as compared to $1.6 million (7% of operating revenues) in fiscal 1997. This increase resulted principally from the increase in the operating revenues of esoteric testing.

         In fiscal 1998, the Company recorded a benefit for income taxes of $0.8 million versus a tax provision of $0.1 million in fiscal 1997. In the fourth quarter of fiscal 1998, the Company recorded a deferred tax benefit of $1.0 million resulting from a reversal of a portion of the deferred tax asset valuation allowance. This was based on management's determination that it was more likely than not that a portion of the deferred tax asset would be realized.

Fiscal 1997 Compared to Fiscal 1996

         Revenues from operations for the fiscal year ended July 31, 1997 ("fiscal 1997") increased by $0.4 million over revenues from operations for the fiscal year ended July 31, 1996 ("fiscal 1996"). This increase was due to an increase of $0.2 million in revenues from research product sales over revenue for the similar activity in fiscal 1996 and an increase of $0.2 million in revenues for the clinical reference laboratory operations. The increase in research product sales resulted primarily from the Company's non-exclusive distribution agreements for the Company's products and generally was the result of higher volume of sales of product. The increase in revenues from the clinical laboratory operations resulted primarily from an increase in volume of diagnostic screening tests.

         Cost of sales increased by $0.12 million as a result of the increase of $0.06 million in the cost of sales of research products from the Company's distribution agreements activities and an increase in the cost of clinical laboratory services of $0.06 million. This increase is primarily due to the costs related to the increased volume of tests.

         Research and development expenses increased by $0.5 million as a result of an increase in research programs and the increased amortization of patent costs.

         The provision for uncollectible accounts receivable decreased by $1.1 million primarily due to an additional provision of $3.5 million in the fourth quarter of fiscal 1996 to reflect the reduced reimbursements received by the Company from Medicare and other third party insurers who generally follow the reimbursement policies of Medicare offset by the continuing effects in 1997 of such reduced reimbursements and collections.

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

         Selling and general and administrative expenses decreased by $0.4 million primarily due to a decrease in legal fees in fiscal 1997.

          The operating profit from research and development activities and related costs amounts to $0.4 million in fiscal 1997, as compared to $0.5 million in fiscal 1996. The decrease in the profit is principally related to the increase in research and development expenses from the diagnostic division. The operating profit from the clinical reference laboratories activities amounted to $1.6 million (7% of operating revenues) as compared to $0.1 million (.6% of operating revenues) in fiscal 1996. This increase resulted principally from the decrease in the provision for uncollectible accounts receivable.

Year 2000

          The "Year 2000" issue is the result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the Year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. The Company has completed an assessment of its system affected by the Year 2000 issue.

          The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. While the Company believes that the Year 2000 will not have a material adverse effect on the Company's financial position, liquidity or results of operations, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

          For the "Year 2000" issue the Company has identified those systems that require changes to accommodate the Year 2000. It has identified four areas of concern. They are the laboratory's operations and billing systems, the general accounting systems and the telephone systems and the two systems outside of its control; one being the payor systems and the other being the vendor systems. At the present time, it appears that the laboratory systems will be completely updated with new hardware and software an approximate cost of $600,000. The general accounting systems (which are supplied by an outside vendor) will cost the Company approximately $15,000 to upgrade and are scheduled for conversion during the third quarter of the next fiscal year. The payor systems are being converted per instructions on the part of each payor (i.e. Medicare, Medicaid, insurance companies, etc.).

          During May 1998, the General Accounting Office ("G.A.O.") warned the House Ways and Means Oversight Panel, "If progress is not made faster to assure correct and prompt claims processing and payment when the year 2000 dawns, the potential impact on the revenue and cash flow of pathologists, radiologists, laboratories, and other providers could be catastrophic, including improper denials and payments that are late or incorrect. Health Care Finance Administration (HCFA) has yet to determine the total number of providers likely to be affected." HCFA has begun developing business continuity and contingency plans and expects to release drafts soon. Still, GAO warns, the agency doesn't appear to have documented the severity of Year 2000 failures on its core business. Among options reportedly being considered in this regard is to give advance payments to providers in late 1999. The failure of the government to so address these concerns may have a significant adverse impact on the Company's financial results.

Item 7A       Quantitative and Qualitative Disclosures About Market Risk

              Not Applicable

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

         JOHN B. SIAS (age 71) has been Director of the Company since January 1982. Mr. Sias has been President and Chief Executive Officer of Chronicle Publishing Company since April 1993. From January 1986 until April 1993,
Mr. Sias was President
of ABC Network Division, Capital Cities/ABC, Inc. From 1977 until January 1986 he was the Executive Vice President, President of the Publishing Division (which includes Fairchild Publications) of Capital Cities Communications, Inc.

         JOHN J. DELUCCA (age 55) has been a Director of the Company since January 1982. Since October 1993, Mr. Delucca has been Senior Vice President and Treasurer of RJR Nabisco, Inc. From January 1992 until October 1993, he was managing director and Chief Financial Officer of Hascoe Associates, Inc. From October 1, 1990 to January 1992 he was President of The Lexington Group. From September 1989 until September 1990, he was Senior Vice President-Finance of the Trump Group. From May 1986 until August 1989, he was senior Vice President-Finance at International Controls Corp. From February 1985 until May 1986, he was a Vice President and Treasurer of Textron, Inc. Prior to that he was a Vice President and Treasurer of the Avco Corporation, which was acquired by Textron.

         During the fiscal year ended July 31, 1998, there were four (4) formal meetings of the Board of Directors, several actions by unanimous consent and several informal meetings. The Board of Directors has an Audit Committee and Stock Option Committee. The Audit Committee had one (1) formal meeting and the Stock Option Committee had three formal meetings in fiscal 1998.

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

         The Company does not have a formal Executive Committee or Nominating Committee of the Board of Directors.

         (b) Executive Officers - The following table sets forth the names and positions of all of the current executive officers of the Company:

               Name                                                   Position
               ----                                                   --------
     Elazar Rabbani, Ph.D.                       Chief Executive Officer, Chairman of the Board of Directors
     Shahram K. Rabbani                          Chief Operating Officer, Secretary, Treasurer
     Barry W. Weiner                             President
     Norman E. Kelker, Ph.D.                     Senior Vice President
     Dean Engelhardt, Ph.D.                      Senior Vice President
     Herbert B. Bass                             Vice President of Finance
     Barbara E. Thalenfeld, Ph.D.                Vice President, Corporate Development
     David C. Goldberg                           Vice President, Business Development

         DR. ELAZAR RABBANI (age 54) has served as President and a Director of the Company since its organization in 1976. Dr. Rabbani received his B.A. degree from New York University in Chemistry and his Ph.D. degree in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

         SHAHRAM K. RABBANI (age 46) has served as Chief Operating Officer, Secretary, and Treasurer of the Company since November 1996, as Executive Vice President from September 1981 to November 1996 and as Vice President, Treasurer and a Director of the Company since its organization. Mr. Rabbani received a B.A. degree in chemistry from Adelphi University.

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

         DR. NORMAN E. KELKER (age 59) has been a Vice President of the Company since September 1981. Effective January 1, 1989, he was promoted to Senior Vice President. From 1975 until he joined the Company, Dr. Kelker was an Associate Professor in the Department of Microbiology of the New York University School of Medicine. He holds a Ph.D. from Michigan State University.

         DR. DEAN ENGELHARDT (age 58) has been Vice President since September 1981. Effective January 1, 1989, he was promoted to Senior Vice President. Prior to joining the Company he was Associate Professor of Microbiology at Columbia University College of Physicians and Surgeons. He obtained his Ph.D. from Rockefeller University.

         HERBERT B. BASS (age 50) is Vice President of Finance of the Company. Prior to his promotion, Mr. Bass was the Corporate Controller of Enzo. Before joining Enzo in 1986, Mr. Bass held various positions at Danziger & Friedman, Certified Public Accountants, from 1979 to 1986, the most recent of which was audit manager. For the preceding seven years he held various positions at Berenson & Berenson, C.P.A.'s. Mr. Bass holds a Bachelor degree in Business Administration from Baruch College.

         DR. BARBARA E. THALENFELD (age 58) is Vice President of Corporate Development and has been with Enzo since 1982. Prior to joining the Company she held an NIH research fellowship at Columbia University. She received a Ph.D. from Hebrew University-Hadassah Medical Center and an MS from Yale University.

         DAVID C. GOLDBERG (age 41) is Vice President of Business Development. Prior to joining Enzo in 1985, he was employed at DuPont NEN Products. He received an MS from Rutgers University and an MBA from New York University.

         Dr. Elazar Rabbani and Shahram K. Rabbani are brothers and Barry W. Weiner is their brother-in-law.

Item 11. Executive Compensation

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 1998 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required under this item will be set forth in the Company's proxy statement to filed with the Securities and Exchange Commission on or before November 27, 1998 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 1998 and is incorporated herein by reference.

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K
              ---------------------------------------------

(a)   (1)     Consolidated Financial Statements
                Consolidated Balance Sheet - July 31, 1998 and 1997 Consolidated Statement of Operations-
                  Years ended July 31, 1998, 1997 and 1996
                Consolidated Statement of Stockholders' Equity-
                  Years ended July 31, 1998, 1997 and 1996
                Consolidated Statement of Cash Flows-
                  Years ended July 31, 1998, 1997 and 1996
                Notes to Consolidated Financial Statements.

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

         10(s)      1993 Incentive Stock Option Plan. (16)



         10(t)      Employment Agreement with Elazar Rabbani. (16)

         10(u)      Employment Agreement with Shahram Rabbani. (16)

         10(v)      Employment Agreement with Barry Weiner. (16)

         10(w)      1994 Stock Option Plan (17).

         10(x)      Stipulation of Settlement with the City of New York. (18)

         10(y)      Agreement with Corange International Limited
                    (Boehringer Mannheim) effective April 1994. (19) (20)

         10(z)      Agreement with Amersham International effective
                    February 1995. (18) (20)

         10(aa)     Agreement with Dako A/S effective May 1995. (18) (20)

         10(bb)     Agreement with Baxter Healthcare Corporation (VWR
                    Scientific Products) effective September 1995. (18) (19)

         10(cc)     Agreement with Yale University and amendments thereto. (19) (20)

         10(dd)     Agreement with The Research Foundation of the State of New
                    York effective May 1987. (18) (20)

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

(19) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1997 or previously filed Amendment thereto and is incorporated by reference.

(20) This exhibits are subject to a confidential treatment request pursuant to Securities Exchange Act Rule 24b-2
(b) The Company's Current Reports on Form 8-K filed during the quarter ended July 31, 1998 -- none
(c) See Item 14(a)(3), above.
(d) See Item 14(a)(2), above.

                                  *************

SIGNATURES
----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ENZO BIOCHEM, INC.

Date:       October 28, 1998                         By: /s/ Elazar Rabbani
                                                        ---------------------
                                                        Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Elazar Rabbani                                             October 28, 1998
--------------------------------
Elazar Rabbani
Chairman of Board of Directors
(Principal Executive Officer)


/s/ Shahram K. Rabbani                                         October 28, 1998
--------------------------------
Shahram K. Rabbani,
Chief Operating Officer, Secretary
and Director (Principal Financial and
Accounting Officer)

/s/ Barry W. Weiner                                            October 28, 1998
--------------------------------
Barry W. Weiner,
President and Director



--------------------------------
John B. Sias, Director



--------------------------------
John J. Delucca, Director

FORM 10-K, ITEM 14(a) (1) and (2)
ENZO BIOCHEM, INC.

                      LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                             FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and financial statement schedules of Enzo Biochem, Inc. are included in Item 14(a):

Report of Independent Auditors                                          F-2

Consolidated Balance Sheet -- July 31, 1998 and 1997                    F-3

Consolidated Statement of Operations --
         Years ended July 31, 1998, 1997 and 1996                       F-4

Consolidated Statement of Stockholders' Equity --
         Years ended July 31, 1998, 1997 and 1996                       F-5

Consolidated Statement of Cash Flows --
         Years ended July 31, 1998, 1997 and 1996                       F-6

Notes to Consolidated Financial Statements                              F-8

Schedule II - Valuation and Qualifying
         Accounts --Years ended July 31, 1998, 1997 and 1996            F-21




All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors and Stockholders
Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. (the "Company") as of July 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                                     /s/ Ernst & Young LLP

Melville, New York
October 14, 1998

                                 ENZO BIOCHEM, INC.
                            CONSOLIDATED BALANCE SHEET
                              July 31, 1998 and 1997

                    ASSETS                              1998             1997
                    ------                           -----------      ------------
Current assets:
   Cash and cash equivalents                         $33,542,500      $ 25,250,400

   Accounts receivable, less allowance
     for doubtful accounts of $5,148,500 in
     1998 and $4,105,200 in 1997                      14,196,400        11,985,400

   Current portion of note receivable --
     litigation settlement                             4,941,600         5,000,000

   Inventories                                         1,393,000         1,559,000

   Deferred Taxes                                        471,000               ---


   Other                                                 843,900         1,811,400
                                                     -----------      ------------

Total current assets                                  55,388,400        45,606,200

Property and equipment, at cost less
   accumulated depreciation and amortization           2,569,900         2,909,900


Long-term portion of note receivable --
    litigation settlement                                    ---         4,688,600

Cost in excess of fair value of net tangible
   assets acquired, less accumulated
   amortization of $3,869,100 in 1998 and
   $3,498,600 in 1997                                  8,934,200         9,304,700


Deferred patent costs, less accumulated
   amortization of $3,402,600 in 1998 and
   $2,762,600 in 1997                                  4,558,700         4,757,600

Deferred Taxes                                           554,000               ---


 Other                                                   148,200           152,400
                                                     -----------       -----------


                                                     $72,153,400       $67,419,400
                                                     -----------       -----------
                                                     -----------       -----------

                LIABILITIES AND
              STOCKHOLDERS' EQUITY                       1998              1997
              --------------------                       ----              ----

 Current liabilities:
    Trade accounts payable                           $ 1,439,100       $ 1,088,900

    Income taxes payable                                 164,000           128,000

    Other accrued expenses                               803,400         1,089,500

    Current portion of long-term debt                      8,900            37,700

    Current portion of obligations
      under capital leases                                   ---            30,200
                                                     -----------       -----------

 Total current liabilities                             2,415,400        2,374,300

 Long-term debt                                              ---            8,900

 Obligations under capital leases                            ---           36,800

 Other deferred liabilities                              955,000          990,500

 Commitments and contingencies
   (Notes 5, 6, and 9)

 Stockholders' equity:
    Preferred Stock, $.01 par value;
      authorized 25,000,000 shares;
      no shares issued or outstanding
    Common Stock, $.01 par value;
      authorized 75,000,000 shares; shares
      issued and outstanding: 24,905,300 in
      1998 and 23,329,900 in 1997                        249,100           233,300
     Additional paid-in capital                       92,102,700        90,736,200
     Accumulated deficit                             (23,568,800)      (26,960,600)
                                                     -----------       -----------

     Total stockholders' equity                       68,783,000        64,008,900
                                                     -----------        ----------
                                                     $72,153,400       $67,419,400
                                                     -----------        ----------
                                                     -----------        ----------

See accompanying notes

                                ENZO BIOCHEM, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                      Years ended July 31, 1998, 1997 and 1996

                                                                 1998            1997             1996
                                                              -----------     -----------      -----------
Revenues:
   Research product revenues                                  $12,660,900     $13,189,600      $12,946,300
    Clinical laboratory services                               27,756,100      21,748,900       21,544,000
                                                              -----------     -----------      -----------
                                                               40,417,000      34,938,500       34,490,300

Costs and expenses:
   Cost of research product revenues                            7,496,600       8,410,200        8,351,000
   Cost of clinical laboratory services                         8,247,200       7,153,400        7,088,700
   Research and development expense                             3,983,500       3,561,900        3,083,000
   Selling expense                                              2,728,000       2,718,800        2,714,800
   Provision for uncollectable accounts receivable              9,627,500       5,633,600        6,702,900
   General and administrative expense                           7,648,600       7,696,100        8,085,100
   Writedown of leasehold interest and related costs                  ---             ---        7,613,400
                                                              -----------     -----------      -----------
                                                               39,731,400      35,174,000       43,638,900
                                                              -----------     -----------      -----------
Income (loss) before interest income, net and
     benefit (provision) for taxes on income                      685,600        (235,500)      (9,148,600)
Interest income, net                                            1,884,600       1,799,300        1,640,200
                                                              -----------     -----------      -----------

Income (loss) before  benefit (provision) for taxes
    on income                                                   2,570,200       1,563,800       (7,508,400)
Benefit (provision) for taxes on income                           821,600        (111,000)        (199,100)
                                                              -----------     -----------      -----------

Net income (loss)                                             $ 3,391,800     $ 1,452,800      $(7,707,500)
                                                              -----------     -----------      -----------
                                                              -----------     -----------      -----------
Net income (loss) per common share:
   Basic                                                           $  .14          $  .06           $ (.32)
                                                                   ------          ------           ------
                                                                   ------          ------           ------

   Diluted                                                         $  .13          $  .06           $ (.32)
                                                                   ------          ------           ------
                                                                   ------          ------           ------

Denominator for per share calculation:
   Basic                                                       24,653,000      24,162,000       23,840,000
                                                              -----------     -----------      -----------
                                                              -----------     -----------      -----------
   Diluted                                                     25,746,000      25,498,000       23,840,000
                                                              -----------     -----------      -----------
                                                              -----------     -----------      -----------

See accompanying notes.

                                ENZO BIOCHEM, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Years ended July 31, 1998, 1997 and 1996

                                                                Common     Common    Additional                        Total
                                                                 Stock     Stock       paid-in      Accumulated    Shareholders'
                                                                Shares     Amount      Capital        Deficit          Equity
                                                                ------     ------      -------        -------          ------
Balance at July 31, 1995                                      21,334,600  $213,500    $81,605,000   $(20,705,900)    $61,112,600

Issuance of stock for employee 401(k) plan                        10,200       100        145,700            ---         145,800

Net loss for the year ended July 31, 1996                            ---       ---            ---     (7,707,500)      (7,707,500)

Increase in common stock and paid-in capital due to
   exercise of stock options and warrants                        280,100     2,800      1,699,300            ---       1,702,100
                                                              ----------  --------    -----------   ------------     -----------

Balance at July 31, 1996                                      21,624,900   216,400     83,450,000    (28,413,400)     55,253,000

Increase in common stock and paid-in capital due to
    5% stock dividend (fair value on date declared
    $18,225,000)                                               1,080,000    10,800       (10,800)            ---            ---

Net income for the year ended July 31, 1997                          ---       ---           ---       1,452,800      1,452,800

Increase in common stock and paid-in capital due to
   exercise of stock options and warrants                        203,000     2,000        809,100            ---        811,100

Increase  in common stock  and paid-in capital due to
    exchange of stock for debt, net of offering costs            415,000     4,000      6,072,800            ---       6,076,800

Issuance of stock for employee 401(k) plan                         7,000       100        128,800            ---         128,900

Proceeds from the issuance of common stock                           ---       ---        286,300            ---         286,300
                                                              ----------  --------    -----------    -----------     -----------

Balance at July 31, 1997                                     23,329,900   233,300      90,736,200     (26,960,600)    64,008,900

Increase in common stock and paid-in capital due to
    5% stock dividend (fair value on date declared
    $18,010,800)                                               1,166,500    11,700        (11,700)            ---            ---

Net income for the year ended July 31, 1998                          ---       ---           ---        3,391,800      3,391,800

Increase in common stock and paid-in capital due to
   exercise of stock options and warrants                        399,200     4,000       1,093,800            ---      1,097,800

Increase in common stock and paid-in capital due to
    issuance of warrants as compensation for services
    performed                                                        ---       ---         150,000            ---        150,000

Issuance of stock for employee 401(k) plan                         9,700       100         134,400            ---        134,500
                                                              ----------  --------     -----------   ------------    -----------

Balance at July 31, 1998                                      24,905,300  $249,100     $92,102,700   $(23,568,800)   $68,783,000
                                                              ----------  --------     -----------   ------------    -----------
                                                              ----------  --------     -----------   ------------    -----------

See accompanying notes.

                                 ENZO BIOCHEM, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                        Years ended July 31, 1998, 1997 and 1996

                                                                                        1998            1997             1996
                                                                                     -----------     -----------      -----------
Cash flows from operating activities:
    Net income (loss)                                                                $ 3,391,800     $ 1,452,800      $(7,707,500)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization of property and equipment                            853,000         887,900          894,400
      Amortization of costs in excess of fair value of net tangible assets
          acquired                                                                       370,500         370,400          370,600
      Amortization of deferred patent costs                                              640,000         586,800          547,200
      Provision for uncollectible accounts receivable                                  9,627,500       5,633,600        6,702,900
      Writedown of leasehold interest and related costs                                      ---             ---        7,613,400
      Deferred income tax  benefit                                                    (1,025,000)            ---              ---
      Issurance of warrants as compensation for services performed                       150,000             ---              ---
      Legal expenses converted into stock                                                    ---         142,300              ---
      Other                                                                                6,600             ---              ---
      Accretion of interest on note receivable                                          (253,000)       (575,000)        (992,600)
      Issuance of stock for employee 401K plan                                           134,500         128,900          145,800
      Deferred liabilities                                                               (35,500)        (17,500)         168,200

     Changes in operating assets and liabilities:
         Note receivable - litigation settlement                                       5,000,000       5,000,000        5,000,000
         Accounts receivable before provision for uncollectible amounts              (11,838,500)     (7,130,800)      (6,275,900)
         Inventories                                                                     166,000         251,500          387,000
         Other assets                                                                    967,500         710,300          161,900
         Trade accounts payable and accrued expenses                                      64,100         109,000          143,900
         Income taxes payable                                                             36,000         128,000       (1,074,000)
         Accrued legal fees                                                                  ---             ---           64,200
                                                                                     -----------     -----------      -----------

            Total adjustments                                                          4,863,700       6,225,400       13,857,000
                                                                                     -----------     -----------      -----------

                  Net cash provided by operating activities                            8,255,500       7,678,200        6,149,500


                                                 (Continued on following page.)


                                                 ENZO BIOCHEM, INC.
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                      Years ended July 31, 1998, 1997, and 1996

                                                                                        1998            1997            1996
                                                                                     -----------     -----------    -----------
Cash flows from investing activities:
   Capital expenditures                                                              $  (577,700)    $  (691,000)   $  (651,100)
   Patent costs deferred                                                                (441,100)       (465,800)      (363,000)
   Decrease (increase) in security deposits                                                4,200          (2,700)       (28,400)
                                                                                     -----------     -----------    -----------
      Net cash used by investing activities                                           (1,014,600)     (1,159,500)    (1,042,500)

Cash flows from financing activities:
   Payments of obligations under capital leases                                           (8,900)        (28,800)       (52,600)
   Proceeds from the exercise of stock options and warrants                            1,097,800         811,100      1,702,100
   Payment of loans payable to bank and long term debt                                   (37,700)        (34,600)       (31,700)
   Proceeds from the issuance of common stock                                                ---         286,300            ---
   Payment for common stock offering costs                                                   ---         (95,000)           ---
                                                                                     -----------     -----------    -----------

      Net cash provided by financing activities                                        1,051,200         939,000      1,617,800
                                                                                     -----------     -----------    -----------

Net increase in cash and cash equivalents                                              8,292,100       7,457,700      6,724,800

Cash and cash equivalents at the beginning of the year                                25,250,400      17,792,700     11,067,900
                                                                                     -----------     -----------    -----------

Cash and cash equivalents at the end of the year                                     $33,542,500     $25,250,400    $17,792,700
                                                                                     ===========     ===========    ===========





See accompanying notes.

                                ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           July 31, 1998, 1997 and 1996

Note 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Enzo Biochem, Inc. (the "Company") is engaged in research, development, manufacturing and marketing of diagnostic and research products based on genetic engineering, biotechnology and molecular biology. These products are designed for the diagnosis of and/or screening for infectious diseases, cancers, genetic defects and other medically pertinent diagnostic information. The Company is conducting research and development activities in the development of therapeutic products. The Company also operates a clinical reference laboratory that offers and provides diagnostic medical testing services to the health care community.

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

Cash equivalents consist of short-term debt securities of domestic companies that the Company intends to hold to maturity which range from August 1998 to October 1998. The market values of these securities, as determined by quoted sources, aggregated $32,440,000 at July 31, 1998 and approximated cost at July 31, 1998.

CONCENTRATION OF CREDIT RISK

Approximately 92% and 93% at July 31, 1998 and 1997, respectively, of the Company's net accounts receivable relate to its clinical reference laboratory business which operates in the New York Metropolitan area. Concentration of credit risk with respect to accounts receivable are limited due to the diversity of the Company's client base. However, the Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during each of the fiscal years ended July 31, 1998, 1997 and 1996 approximated 10%, 12% and 14%, respectively of revenue. The provision for uncollectible accounts receivable increased by $4,000,000 in fiscal 1998, primarily due to increased revenues, reduced reimbursements received by the Company from Medicare and other third party insurers who generally follow the reimbursement policies of Medicare. The fiscal 1998 increase is also attributable to an increase in esoteric screening tests not usually covered by third party insurers. In fiscal 1996, the Company recorded an additional provision for uncollectable accounts receivable of $3,500,000 based on trends that became evident in the fourth quarter, that additional reserves were needed primarily to cover lower collection rates under the Federal Medicare program and other third-party payors. Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements which would have a material effect on the Company's financial statements.

                                ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           July 31, 1998, 1997 and 1996


Note 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

CONCENTRATION OF CREDIT RISK (CONT'D)

At July 31, 1998 and 1997, 4% and 5% of the Company's net accounts receivable relate to amounts due from Boehringer Mannheim and Amersham, collectively, under non-exclusive distribution and supply agreements. Operating revenues from Boehringer Mannheim represented approximately 21% and 25% of consolidated operating revenues in fiscal 1998 and 1997, respectively.

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

                                ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           July 31, 1998, 1997 and 1996


Note 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for income taxes. Under the liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. SFAS No. 109 requires that any tax benefits recognized for net operating loss carryforwards and other items be reduced by a valuation allowance where it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

RECLASSIFICATIONS

Certain prior year's balances have been reclassified to conform with the 1998 presentation.

IMPAIRMENT OF LONG-LIVED ASSETS

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and the excess of cost over net assets acquired, related to those assets to be held and used in operations, whereby impairment losses are required to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting of long-lived assets and certain identifiable intangibles that are expected to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the consolidated results of operations or financial condition of the Company.

NET INCOME (LOSS) PER SHARE

In fiscal 1998, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share", which was effective for both interim and annual financial statements for periods ending after December 15, 1997. SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS 128 requirements.

                                ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           July 31, 1998, 1997 and 1996


Note 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

In fiscal 1996, 2,675,400 shares of potentially dilutive securities have not been included because the effect of their inclusion would have been anti-dilutive. The net income (loss) per share amounts for fiscal 1997 and 1996 have been retroactively adjusted to reflect the 5% stock dividends declared in December 1997 and September 1996. (See Note 12)

The following table sets forth the computation of basic and diluted net income (loss) per share pursuant to SFAS 128.

                                                          1998                 1997                 1996
                                                       -----------          -----------         -----------
Numerator:
Net income (loss) for numerator for
basic and diluted net income (loss)
per common share                                       $ 3,391,800          $ 1,452,800         $(7,707,500)
                                                       ===========          ===========         ===========
Denominator:
Denominator for basic net income
(loss) per common share-weighted-average shares         24,653,000           24,162,000          23,840,000

Effect of dilutive employee and director stock
    options and warrants                                 1,093,000            1,336,000                 ---
                                                       -----------          -----------         -----------

Denominator for diluted net income (loss) per
    share-adjusted weighted-average shares              25,746,000           25,498,000          23,840,000
                                                       ===========          ===========         ===========

Basic net income (loss) per share                             $.14                 $.06               $(.32)
                                                              ====                 ====               =====

Diluted net income (loss) per share                           $.13                 $.06               $(.32)
                                                              ====                 ====               =====

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for years beginning after December 15, 1997. SFAS No. 131 established standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. Since SFAS No. 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with SFAS No. 131 until the fiscal year ended July 31, 1999, if applicable. In the Company's first quarter of fiscal 2000 report, and in subsequent quarters, it would present the interim disclosures required by SFAS No. 131 for both fiscal 2000 and 1999, if applicable. Management does not expect that adoption of SFAS No. 131 will have a significant impact on the Companies determination of its operating segments.

                                ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           July 31, 1998, 1997 and 1996


Note 2 - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

In the years ended July 31, 1998, 1997 and 1996, the Company paid cash for interest of approximately $5,000, $17,000 and $27,000, respectively.

In the years ended July 31, 1998, 1997 and 1996, the Company paid cash for income taxes of approximately $176,000, $20,000 and $1,323,000 respectively, and received refunds of income taxes previously paid of approximately $9,000 in fiscal 1998, $45,000 in fiscal 1997 and $35,000 in fiscal 1996.

OTHER NONCASH ITEMS:

During fiscal 1996, approximately $1,418,000 has been accrued for construction costs, rent and legal fees related to the New York City leasehold.

In fiscal 1997, the Company issued 415,000 shares of common stock in exchange for approximately $6,172,000 in accrued legal fees and costs related to the sale of the New York City leasehold.

Note 3 - INVENTORIES

At July 31, 1998 and 1997 inventories consist of:

                                                    1998           1997
                                                 ----------     ----------
Raw materials                                    $   68,300     $   56,800
Work in process                                     927,700      1,095,300
Finished products                                   397,000        406,900
                                                 ----------     ----------
                                                 $1,393,000     $1,559,000
                                                 ==========     ==========

Note 4 - PROPERTY AND EQUIPMENT

At July 31, 1998 and 1997 property and equipment consist of:

                                                    1998           1997
                                                 ----------     ----------
Laboratory machinery and equipment               $2,128,300     $2,189,400
Leasehold improvements                            2,231,200      2,223,200
Office furniture and equipment                    4,189,100      3,940,100
                                                 ----------     ----------
                                                  8,548,600      8,352,700
Accumulated depreciation and amortization         5,978,700      5,442,800
                                                 ----------     ----------
                                                 $2,569,900     $2,909,900
                                                 ==========     ==========

                                ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           July 31, 1998, 1997 and 1996


Note 4 - PROPERTY AND EQUIPMENT (CONT'D)

During fiscal 1996, the Company made extensive efforts to find a developer for its leasehold interest in a building in New York City and the Company commenced negotiations with the City of New York to also assist the Company in identifying a buyer or developer for the leasehold interest. Simultaneously, the Company commenced negotiations with the City for a full surrender of the leasehold interest back to the City. Based on the limited interest in the leasehold by any developer, the Company determined that it was in the best interest of the Company to negotiate a complete and full settlement with the City. On July 31, 1996, the Company negotiated a settlement with the City of New York to relieve the Company from any further obligations related to the lease and to return the building to the City and the Company agreed to pay the City $2,950,000 in full settlement of all of the City's claims for unpaid taxes and rent. The Company issued to the City 213,623 shares of the Company's common stock in August 1996 in consideration of the settlement amount. If the City did not receive the net proceeds of $2,950,000 upon the sale of such stock by March 17, 1996, the City would return the remaining shares not sold, if any, and the Company would have paid the difference in cash. The Company would receive the net proceeds in excess of $2,950,000. The excess or deficiency of the net proceeds received by the Company or paid to the City shall be recorded to additional paid-in capital. On March 18,1997, the Company received approximately $286,000 in excess of the settlement price of $2,950,000 and such excess was recorded as additional paid-in capital. As a result of this settlement with the City, the Company incurred a charge against earnings in the amount of approximately $7,613,000 in the fourth quarter of fiscal 1996 which was comprised of $6.2 million in writedown of net book value of the leasehold property and the balance of $1.4 million is related to the final settlement for unpaid rent and real estate taxes on the property.

Note 5 - LEASE OBLIGATIONS

Capital leases

The Company leased certain office equipment and computers under capital lease agreements in prior years. The remaining cost and accumulated amortization of assets acquired under capitalized leases is approximately $259,000 and $171,000 at July 31, 1997.

Operating Leases

Enzo Clinical Labs, Inc. ("Enzo Clinical Labs"), a wholly-owned subsidiary of the Company, leases its office and laboratory space under several leases which expire between September 1, 1998 and November 30, 2004. Certain officers of the Company own the building which Enzo Clinical Labs uses as its main facility. In addition to the minimum annual rentals of space, this lease is subject to an escalation clause. Rent expense under this lease approximated $924,000, $982,000 and $942,000 in fiscal 1998, 1997 and 1996, respectively.

                                ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           July 31, 1998, 1997 and 1996


NOTE 5-LEASE OBLIGATIONS CONT'D

Total consolidated rent expense incurred by the Company during fiscal 1998, 1997 and 1996 was approximately $1,382,000, $1,149,000 and $1,227,000 respectively.
Minimum annual rentals under operating lease commitments for fiscal years ending July 31 are as follows:

                    1999                         1,016,000
                    2000                         1,148,000
                    2001                         1,166,000
                    2002                         1,192,000
                    2003                         1,232,000
                    Thereafter                   1,374,000
                                                ----------
                                                $7,128,000
                                                ==========

Note 6 - LITIGATION

On October 19, 1994, the Company executed an agreement in settlement of various disputes in relation to research and development agreements between the Company and Ortho Diagnostic Systems Inc.("Ortho"), a subsidiary of Johnson & Johnson (J&J). Pursuant to this settlement agreement, the Company received $15.0 million in cash, of which $6.5 million related to amounts due under the agreements referred to above, and a promissory note requiring J&J and Ortho to pay a total of $5.0 million a year for each of the four successive anniversaries of said date. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality. These future payments are recorded at their net present value of $4.9 million at July 31, 1998 in the accompanying consolidated balance sheet, using a discount rate of 5.25%.

CALGENE, INC.

In March 1993, the Company filed suit in the United States District Court for the District of Delaware charging patent infringement and acts of unfair competition against Calgene, Inc. and seeking a declaratory judgment of invalidity concerning Calgene, Inc.'s plant antisense patent. On February 9, 1994, the Company filed a second suit in the United States District Court for the District of Delaware charging Calgene with infringement of a second antisense patent owned by the Company. Calgene filed a counterclaim in the second Delaware action seeking a declaration that a third patent belonging to the Company is invalid. The two Delaware actions were consolidated and were tried to the Court in April 1995. In addition, the Company filed suit on March 22, 1994 in the United States District Court for the Western District of Washington against Calgene and the Fred Hutchinson Cancer Research Center, alleging that the defendants had conspired to issue a false and misleading press release regarding a supposed "patent license" from Hutchinson to Calgene, and conspired to damage the Company's antisense patents by improperly using confidential information to challenge them in the Patent Office. The Complaint further charges that Hutchinson is infringing and inducing Calgene to infringe the Company's antisense patents. On February 2, 1996, the Delaware Court issued an opinion ruling against Enzo and in favor of Calgene, finding certain Enzo claims infringed, but the patent, as a whole not infringed, and finding the claims at issue for lack of enablement. Calgene's patent was found valid (non-obvious) over the prior art. On February 29, 1996, the Delaware Court issued an Order withdrawing its February 2, 1996 Opinion. On April 3, 1997, the European Patent Office rejected Calgene's opposition that had been lodged against the Company's related European antisense patent, thereby owned upholding the patent's validity. On May 23, 1997, the Japanese Patent Office issued a related antisense patent owned by the Company.

On June 1, 1998, the U.S. District Court for the District of Delaware issued its final decision in the case. In its decision the court held two of the Company's three antisense patents were invalid, and not infringed. The court declined to act on Calgene's claim that the Company's third antisense patent was invalid citing lack of evidence. The court further held that the Calgene antisense patent was not invalid. Enzo has appealed the district court's judgement to the U.S. court of appeals for the Federal Circuit. There can be no assurance that the Company will be successful in its appeal. If the Company is successful in its appeal, it expects that the case would be remanded for further proceedings before the district court, and there can be no assurance that the Company will be successful in such further proceedings. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

                                ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           July 31, 1998, 1997 and 1996


NOTE 7 - INCOME TAXES

The tax provision (benefit) is calculated under the provisions in Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes".

                                                                 1998             1997             1996
                                                              ----------       ----------       ----------
Current
     Federal                                                  $  (76,000)      $  (38,000)      $      ---
     State and local                                            (127,400)         (73,000)        (199,100)

Deferred
     Change in deferred tax asset valuation reserve            1,025,000              ---              ---
                                                              ----------       ----------       ----------
Benefit (provision)  for income taxes                         $  821,600       $ (111,000)      $ (199,100)
                                                              ==========       ==========       ==========

Current Federal income taxes provided for in fiscal 1998 and 1997 are based on the alternative minimum tax method. Current State and local income taxes provided for in fiscal 1998, 1997 and 1996 relate primarily to state and local taxes computed based upon capital.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred income taxes are as follows:

                                                                 1998              1997
                                                              -----------       -----------
Deferred tax liability:
     Deferred patent costs                                    $(1,907,000)      $(1,986,000)
Deferred tax assets:
     Provision for uncollectable accounts
          receivable                                            1,587,000         1,163,000
     Net operating loss carryforwards                           6,779,000         8,656,000
     Alternative minimum tax credits                              665,000           577,000
     Other                                                        399,000           414,000
                                                              -----------       -----------
                                                                9,430,000        10,810,000
Valuation allowance for deferred tax assets                    (6,498,000)       (8,824,000)
                                                              -----------       -----------
Net deferred tax asset                                        $ 1,025,000       $         0
                                                              ===========       ===========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies which can be implemented by the Company in making this assessment. The Company has provided a full valuation allowance for the net deferred tax asset at July 31, 1997 and 1996. In Fiscal 1998, management reversed a portion of the deferred tax asset valuation allowance as management considered that it was more likely than not that a portion of the deferred tax asset would be realized. The valuation allowance decreased $2,326,000 and $747,000 in fiscal 1998 and 1997, respectively, and increased $2,822,000 in fiscal 1996.

The Company has net operating loss carryforwards of approximately $16,167,000 which are due to expire through 2011. The Company utilized $1,877,000 and $887,000 of their net operations loss benefits in fiscal 1998 and 1997, respectively. The Company also has alternative minimum tax credits which do not expire.

                                ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           July 31, 1998, 1997 and 1996


NOTE 7- INCOME TAXES (CONT'D)

The (benefit) provision for income taxes were at rates different from U.S. federal statutory rates for the following reasons:

                                                 1998        1997      1996
                                                 -----       -----     -----
Federal statutory rate                             34%         34%       34%
Expenses not deductible for income
   tax return purposes                              7%         13%       (2%)
State income taxes, net of federal                  3%          4%       (2%)
No benefit of net operating losses                 ---         ---      (33%)
Change in valuation reserve related
    to benefits from net operating losses        (76%)       (44%)       ---
                                                 -----       -----     -----
                                                 (32%)          7%       (3%)
                                                 =====       =====     =====

NOTE 8 - STOCK OPTIONS AND WARRANTS

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

The Company has a nonqualified stock option plan, an incentive stock option plan and a restricted stock incentive plan and has issued other options and warrants, as described below. All share information has been adjusted to reflect the 5% stock dividends declared on December 15, 1997 and September 13, 1996. (See Note
12)

NONQUALIFIED STOCK OPTION PLAN

The Company has a nonqualified stock option plan (the "Plan") under which options for up to 833,490 shares of Common Stock may be issued. No additional options may be granted under such plan. The exercise price of options granted under the terms of the Plan will be determined by the Board of Directors.

A summary of nonqualified stock option transactions for the three years ended July 31, 1998 is as follows:

                                                Number
                                              of Shares          Exercise Price
                                              ---------          --------------
Outstanding - July 31, 1996                     139,615                    2.92
Exercised                                      (139,615)                   2.92
                                              ---------
Outstanding - July 31, 1997 and 1998                ---
                                              =========

The options granted are generally exercisable at 25% per year after one year and expire ten years after the date of grant.

                                ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           July 31, 1998, 1997 and 1996


NOTE 8 - STOCK OPTIONS AND WARRANTS (CONT'D)

INCENTIVE STOCK OPTION PLAN

The Company has an incentive stock option plan ("1983 plan") under which the Company may grant options for up to 1,041,863 shares of common stock. No additional options may be granted under the 1983 plan. The exercise price of options granted under such plan is equal to or greater than fair market value of the common stock on the date of grant. The Company has stock option plans ("1993 plan" and "1994 plan") under which the Company may grant options for up to 1,736,438 shares (1993 plan) and for up to 1,099,744 shares (1994 plan) of common stock. The options granted pursuant to the plans may be either incentive stock options or nonstatutory options. To date, the Company has only granted incentive stock options under these plans.

A summary of the information pursuant to the Company's stock options plans for the years ended July 31, 1998 and 1997 under FAS 123 and for the year ended July 31,1996 under APB 25 are as follows:

                           1998                            1997                           1996
                  ------------------------       -------------------------       ------------------------
                                  Weighted                        Weighted
                                  Average                         Average
                                  Exercise                        Exercise                        Exercise
                   Options        Price           Options         Price           Options         Price
                  ---------      -------         ---------       -------         ---------        ------
Outstanding at
beginning of
year              2,124,989      $  8.13         2,148,760       $  7.73         1,967,789       $  6.71
   Granted          273,000        13.51           116,550         14.79           375,401         13.49
   Exercised       (212,612)        3.72           (73,618)         5.86          (123,071)         4.13
   Terminated       (16,126)       12.41           (66,703)        10.62           (71,359)         7.21
                  ---------                      ---------                       ---------

Outstanding at
end of year       2,169,251      $  9.15         2,124,989       $  8.11         2,148,760        $ 7.73
                  ---------      -------         ---------       -------         ---------        ------

Exercisable at
end of year       1,602,767                      1,446,253                       1,102,329
                  =========                      =========                       =========

Weighted average
fair value of
options granted
during year       $    9.40                      $   10.86                       $    9.80
                  =========                      =========                       =========

The following table summarizes information for stock options outstanding at July 31, 1998:

     Exercise Price            Options Outstanding        Options Exercisable
     --------------            -------------------        -------------------
         $1.30-2.92                        220,884                    220,884
          2.92-6.70                        244,174                    244,174
         6.70-15.75                      1,675,081                  1,117,996
        15.75-38.05                         29,112                     19,713
                                         ---------                  ---------
                                         2,169,251                  1,602,767
                                         =========                  =========

                                ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           July 31, 1998, 1997 and 1996


NOTE 8 - STOCK OPTIONS AND WARRANTS (CONT'D)

The weighted average remaining contractual life of these options is 6.5 years.

Incentive stock options generally become exercisable at 25% per year after one year and expire tens years after the date of grant.

Pro-forma information regarding net income (loss) and net income (loss) per share is required by FAS 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Sholes option pricing model with the following weight-average assumptions: risk free interest rates, ranging from 4.54% to 6.88%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .72 for grants prior to July 31, 1997 and .69 for grants during fiscal year 1998, and a weighted-average expected life of the options of 7 years at July 31, 1998 and 1997.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                              1998        1997          1996
                                             -----        ----          ----
Pro forma net income (loss):              $1,841,000    $477,000    $(8,225,000)
Pro forma net income (loss) per share:
     Basic                                      $.07        $.02          $(.35)
     Diluted                                    $.07        $.02          $(.35)

The FAS 123 method of accounting has not been applied to options granted prior to Aug 1, 1995. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

RESTRICTED STOCK INCENTIVE PLAN

The Company has a restricted stock incentive plan whereby the Company may award up to 231,525 shares of its common stock. Under the terms of the plan, any shares issued are restricted in regard to sales and transfers for a period of five years after award. Such restrictions begin to expire at 25% per year after the second year of ownership. As of July 31, 1998, the Company has not awarded any shares of common stock under this plan.

OTHER OPTIONS AND WARRANTS

In fiscal 1982, the Company issued 35,423 warrants in connection with the sale of stock. These warrants were exercisable at $7.91 per share through June 1996 of which 17,711 warrants were exercised in fiscal 1994 and in fiscal 1996. As part of the restructuring of the Debenture in November 1991, the Company issued additional warrants to purchase 297,510 shares of common stock with an exercise price of $1.72 per share expiring ten years after the date of issue. In fiscal 1998, 1997 and 1996, 186,579, 7,497 and 4,631 of these warrants were exercised, respectively. In fiscal 1996, the Company issued warrants to purchase 89,854 shares of common stock with an exercise price ranging from $9.06 to $15.87 per share which expire five years after the date of issue. In fiscal 1996, 10,473 of these warrants were exercised and 12,679 were canceled.

                                  * * * * * *

As of July 31, 1998, the Company has reserved 3,938,032 shares under the arrangements described above.

NOTE 9 - COMMITMENTS

The Company has an exclusive licensing agreement to an invention covered by licensed patents. Under this agreement, the Company is required to make certain minimum royalty payments of $200,000 per year through the life of the patents.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          July 31, 1998, 1997 and 1996

Note 10 - Lines of business

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

                                        At July 31, 1998 and for                    At July 31, 1997 and for
                                          the year then ended                          the year then ended
                                    -----------------------------------        -----------------------------------
                                     Research      Clinical                     Research      Clinical
                                        and        Reference                       and        Reference
                                    Development  Laboratories      Total       Development  Laboratories      Total
                                    -----------  ------------      -----       -----------  ------------      -----
Operating revenues:
   Sales and diagnostic services         $12,661       $27,756        $40,417       $13,190       $21,749       $34,939
                                         =======       =======        =======       =======       =======       =======

 Operating profit                           $479        $2,168         $2,647          $409        $1,565        $1,974
                                            ====        ======                         ====        ======
Investment income                                                       1,889                                     1,817
Corporate expenses                                                     (1,966)                                   (2,227)
Writedown of leasehold interest
    and related costs                                                    ---                                       ---

Income (loss) before benefit
(provision) for  taxes on income                                       $2,570                                    $1,564
                                                                       ======                                    ======

Identifiable assets                      $12,318       $25,262        $37,580       $18,034       $24,097(a)    $42,131
                                         =======       =======                      =======       =======

Corporate assets, principally
   cash and cash equivalents and
   short-term investments                                              34,573                                    25,288
                                                                       ------                                    ------

                                                                      $72,153                                   $67,419
                                                                      =======                                   =======
Depreciation and amortization               $691        $1,173         $1,864          $629        $1,216        $1,845
                                            ====        ======         ======          ====        ======        ======

Property and equipment
   expenditures                             $111          $467           $578           $86          $605          $691
                                            ====          ====           ====           ===          ====
Corporate property and
   equipment expenditures                                                 ---                                       ---
                                                                          ---                                       ---
                                                                         $578                                      $691
                                                                         ====                                      ====
                                               At July 31, 1996 and for
                                                 the year then ended
                                        --------------------------------------
                                         Research       Clinical
                                            and        Reference
                                        Development   Laboratories       Total
                                        -----------   ------------       -----
Operating revenues:
   Sales and diagnostic services              $12,946      $21,544         $34,490
                                              =======      =======         =======

 Operating profit                                $449         $124            $573
                                                 ====         ====
Investment income                                                            1,667
Corporate expenses                                                          (2,135)
Writedown of leasehold interest
    and related costs                                                       (7,613)

Income (loss) before benefit
(provision) for  taxes on income                                           $(7,508)
                                                                          ========

Identifiable assets                           $22,309      $22,731(a)      $45,040
                                              =======      ==========

Corporate assets, principally
   cash and cash equivalents and
   short-term investments                                                   17,798
                                                                            ------

                                                                           $62,838
                                                                           =======
Depreciation and amortization                    $576       $1,236          $1,812
                                                 ====       ======          ======

Property and equipment
   expenditures                                   $45         $388            $433
                                                  ===         ====
Corporate property and
   equipment expenditures                                                      266
                                                                              ----
                                                                              $699
                                                                              ====

(a) Includes cost in excess of fair value of net tangible assets acquired of $8,934 in 1998, $9,305 in 1997 and $9,675 in 1996.

                                ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           July 31, 1998, 1997 and 1996


NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company has a qualified Salary Reduction Profit Sharing Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 1998, 1997 and 1996, the Company has authorized employer contributions of 50%, 50% and 25%, respectively, of the employees' contribution up to 6% of the employees' compensation in Enzo Biochem, Inc. common stock. The 401(k) employer contributions expense was $135,000, $129,000 and $146,000 in fiscal years 1998, 1997, and 1996, respectively.

NOTE 12 - STOCK DIVIDEND

On September 13, 1996, the Company declared a 5% stock dividend payable on October 29, 1996 to shareholders of record as of October 8, 1996. The stock price on the date of declaration was $16.875. On December 15, 1997, the Company declared another 5% stock dividend payable January 23, 1998 to shareholders of record as of January 9, 1998. The stock price on the date of declaration was $15.44.

                               ENZO BIOCHEM, INC.
                             SCHEDULE II - VALUATION
                             AND QUALIFYING ACCOUNTS
                    Years ended July 31, 1998, 1997 and 1996

                                                                               Additions
                                                                               ---------
                                                                       Charged
                                                   Balance at        (credited)         Charged
                                                    beginning          to costs        to other   Additions)           Balance at
Description                                         of period      and expenses        accounts   Deductions        end of period
-----------                                         ---------      ------------        --------   ----------        -------------
1998
----

Allowance for doubtful accounts receivable         $4,105,200        $9,627,500             ---   $8,584,200(1)        $5,148,500

Allowance for deferred tax valuation               $8,824,000      $(1,025,000)             ---   $1,301,000           $6,498,000

1997
----

Allowance for doubtful accounts receivable         $5,398,000        $5,633,600             ---   $6,926,400(1)        $4,105,200

Allowance for deferred tax valuation               $9,571,000               ---             ---     $747,000           $8,824,000

1996
----

Allowance for doubtful accounts receivable         $2,127,000        $6,702,900             ---   $3,431,900(1)        $5,398,000

Allowance for deferred tax valuation               $6,749,000               ---             ---   $(2,822,000)         $9,571,000


(1)   Write-off of uncollectable accounts receivable.