Form 10-Q
period 1998-10-31
ENZO BIOCHEM INC
filed 1998-12-15
CIK 316253

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Mark one

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31,1998

                                       or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New YOrk                                                     13-2866202
----------------------------                             -------------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

60 Executive Blvd., Farmingdale, New York                      11735
-----------------------------------------                   ------------
(Address of principal executive office)                      (Zip Code)

(516-755-5500)
------------------------
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

                                   Yes  X  No
                                       ---

As of December 10, 1998 the Registrant had 24,897,200 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                October 31, 1998

                                      INDEX
                                      -----

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART  I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - October 31, 1998
            and July 31, 1998                                                3

         Consolidated Statement of Operations
            For the three months ended October 31, 1998 and 1997             5

         Consolidated Statement of Cash Flows
            For the three months ended October 31,1998 and 1997              6

         Notes to Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     10

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET


                                                              October 31,          July 31,
                                                                 1998                1998
                                                              (unaudited)
                                                              ------------------------------
                                                                      (in Thousands)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                  $39,249             $33,543
     Accounts receivable, less allowance
        for doubtful accounts                                    14,014              14,195
     Current portion of note receivable -
        litigation settlement                                       ---               4,942
     Inventories                                                  1,338               1,393
     Deferred taxes                                                 471                 471
     Other                                                          892                 844
                                                                -------             -------

                   Total current assets                          55,964              55,388

Property and equipment, at cost, less accumulated
   depreciation and amortization                                  2,676               2,570
Cost in excess of fair value of net tangible assets
   acquired, less accumulated amortization                        8,841               8,934
Deferred patent costs, less accumulated
   amortization                                                   4,495               4,559

Deferred taxes                                                      554                 554

Other                                                               150                 148
                                                                -------             -------

                                                                $72,680             $72,153
                                                                =======             =======


                               ENZO BIOCHEM, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              October 31,          July 31,
                                                                                 1998                1998
                                                                              (unaudited)
                                                                              ------------------------------
                                                                                      (in Thousands)
Current liabilities:
     Trade accounts payable                                                     $  1,574       $  1,439
     Income taxes payable                                                             15            164
     Other accrued expenses                                                          590            803
     Current portion of long-term debt                                               ---              9
                                                                                --------       --------
          Total current liabilities                                                2,179          2,415

Other deferred liabilities                                                           955            955
Stockholders' equity:
     Preferred Stock, $ .01 par value; authorized
        25,000,000 shares; no shares issued or
        outstanding
     Common Stock, $ .01 par value; authorized 75,000,000 shares; shares issued and outstanding; 24,917,000 shares at October
        31,1998 and 24,905,300 shares at July 31,1998                                249            249
     Additional paid-in capital                                                   92,161         92,103
     Accumulated deficit                                                         (22,864)       (23,569)
                                                                                --------       --------

          Total stockholders' equity                                              69,546         68,783
                                                                                --------       --------
                                                                                $ 72,680       $ 72,153
                                                                                ========       ========

See accompanying notes


                               ENZO BIOCHEM, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)


                                                                       Three Months Ended October 31,
                                                                           1998                1997
                                                                   ---------------------------------------
                                                                    (In thousands, except per share data)
Revenues:
    Research product revenues                                            $ 3,498             $ 2,820
    Clinical laboratory services                                           7,026               6,494
                                                                         -------             -------

       Total operating revenues                                           10,524               9,314

Costs and expenses:

    Cost of research product revenues                                      2,017               1,608
    Cost of clinical laboratory services                                   2,117               1,870
    Research and development expense                                       1,070               1,082
    Selling expense                                                          657                 636
    Provision for uncollectable accounts
       Receivable                                                          2,438               2,316
    General and administrative expenses                                    1,972               1,673
                                                                         -------             -------
       Total costs and expenses                                           10,271               9,185

Income before interest income and provision for
    taxes on income                                                          253                 129
Interest income - net                                                        510                 439
                                                                         -------             -------
Income before provision for  taxes on income                                 763                 568
Provision for taxes on income                                                (58)                (45)
                                                                         -------             -------

Net income                                                               $   705             $   523
                                                                         =======             =======

Net income per common share:
       Basic                                                             $   .03             $   .02
                                                                         =======             =======
       Diluted                                                           $   .03             $   .02
                                                                         =======             =======

Denominator for per share calculation:
       Basic                                                              24,891              24,516
                                                                         =======             =======
       Diluted                                                            25,704              25,507
                                                                         =======             =======

    See accompanying notes


                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                       Three Months Ended October 31,
                                                                           1998                1997
                                                                   ---------------------------------------
                                                                                (In Thousands)

Cash flows from operating activities:

Net income                                                               $   705             $   523
Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization of property
       and equipment                                                         207                 214
     Amortization of costs in excess of fair
       value of tangible assets acquired                                      93                  93
     Amortization of deferred patent costs                                   165                 180
     Issuance of warrants as compensation for
       services performed                                                     37                  38
     Provision for uncollectable accounts receivable                       2,438               2,316
     Accretion of interest on note receivable                                (58)                (80)

Change in assets and liabilities:
     Note receivable - J & J settlement                                    5,000               5,000
     Accounts receivable before provision for
       uncollectable amounts                                              (2,256)             (3,124)
     Inventories                                                              55                 (34)
     Prepaid expense                                                         (49)                550
     Trade accounts payable and other accrued
       expenses                                                              (78)               (675)
     Accrued legal fees                                                     (149)                (56)
                                                                         -------             -------
                                                                           5,405               4,422
                                                                         -------             -------

       Net cash provided by operating activities                         $ 6,110             $ 4,945
                                                                         -------             -------

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                       Three Months Ended October 31,
                                                                           1998                1997
                                                                   ---------------------------------------
                                                                                (In Thousands)
Cash flows from investing activities:
     Capital expenditures                                                   (313)               (168)
     Patent costs deferred                                                  (101)                (67)
     Security deposits                                                        (2)                ---
                                                                         -------             -------
Net cash provided from investing activities                                 (416)               (235)

Cash flows from financing activities:
     Payments of obligations under capital lease and
     long term debt                                                           (9)                (16)
     Proceeds from exercise of stock options                                  21                  80
                                                                         -------             -------
Net cash provided by used in financing activities                             12                  64
                                                                         -------             -------
Net increase in cash and cash equivalents                                  5,706               4,774

Cash and cash equivalents at the beginning of the year                    33,543              25,250
                                                                         -------             -------
Cash and cash equivalents at the end of the period                       $39,249             $30,024
                                                                         =======             =======


                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)

1. The consolidated balance sheet as of October 31, 1998 the consolidated statement of operations for three months ended October 31,1998 ("1999 Period") and 1997 ("1998 Period") and the consolidated statement of cash flows for the three months ended October 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1998 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the three months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

         In fiscal 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for years beginning after December 15, 1997. SFAS No. 131 established standards for the way the public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. Since SFAS No. 131 is not required to be applied to interim financial statements in the initial year of adoption, the Company is not required to disclose segment information in accordance with SFAS No. 131 until the fiscal year ended July 31, 1999, if applicable. In the Company's first quarter of fiscal 2000 report, and in subsequent quarters, it would present the interim disclosures required by SFAS No. 131 for both fiscal 2000 and 1999, if applicable. Management does not expect that adoption of SFAS No. 131 will have a significant impact on the Companies determination of its operating segments.

       In fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and the excess of cost over net assets acquired, related to those assets to be held and used in operations, whereby impairment losses are required to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                                         Three Months Ended October 31,
                                                         1998                          1997
                                                         ------------------------------------
                                                         In Thousands, except per share data)
Numerator:
   Net income for numerator
   for basic and diluted earnings
   per common equivalent share                           $   705                      $   523
                                                         =======                      =======

Denominator:
   Denominator for basic earnings
   per common equivalent share
   during the period                                      24,891                       24,516

Effect of dilutive securities
   employee and director stock
   options and warrants                                      813                          991
                                                         -------                      -------

Denominator for diluted earnings per common
equivalent share and assumed
conversions                                               25,704                       25,507
                                                         =======                      =======

Basic earnings per share                                 $   .03                      $   .02
                                                         =======                      =======

Diluted earnings per share                               $   .03                      $   .02
                                                         =======                      =======


                               ENZO BIOCHEM, INC.
                    NOTES TO CONSOLIDATED FINCIAL STATEMENTS
                                October 31, 1998
                                   (Unaudited)

2. On October 19, 1994 the Company executed a settlement agreement with Johnson & Johnson, Inc. in the aggregate amount of $35.0 million pursuant to which the Company received $ 15.0 million, and a promissory note requiring Johnson & Johnson and its subsidiary, Ortho Diagnostics, Inc., to pay $5.0 million a year for each of the four successive anniversaries of said date. As of October 31, 1998 all four payments have been received. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality.

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

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         The Company at October 31, 1998, had cash and cash equivalents of $39,249,000 an increase of $5,706,000 from July 31,1998. The Company had working capital of $53,785,000 at October 31, 1998 compared to $52,973,000 at July 31,1998.

         The Company's net income before taxes for the three months ended October 31,1998 was $705,000 which includes depreciation and amortization aggregating approximately $465,000. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

         Net cash provided by operating activities for the three month period ended October 31, 1998 was approximately $6,110,000 and includes $5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. as compared to net cash provided by operating activities of $4,945,000 for the 1997 period which also includes $ 5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. The increase in net cash provided by operating activities from the 1998 period to the 1999 period was primarily due to the Company's decrease in the change in trade account payable and change in accounts receivable, offset by an increase in the prepaid expenses and an increase in net income.

         Net cash used in investing activities increased by $181,000 from the 1998 period primarily as a result of an increase in capital expenditures and patent costs.

         Net cash provided by financing activities decreased by $52,000 from the 1998 period primarily as a result of the decrease in proceeds from the exercise of stock options.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31,1998 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 1997

         Revenues from operations for the period ended October 31,1998 increased by $1,210,000 compared to revenues from operations for the three month period ended October 31, 1997. This increase was due to an increase of $532,000 in revenue from the clinical reference laboratory operation and by the increase of $678,000 of research products sales. The increase in research product sales resulted primarily from an increase in the mix of higher priced sales from the Company's non-exclusive distribution agreements. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in higher priced screening tests and an increase in esoteric testing revenue.

         Cost of sales increased by approximately $656,000 as a result of a increase in the cost of clinical laboratory services of $247,000 and an increase of $409,000 in the cost of sales of research products from the Company's distribution agreements activities.

         The provision for uncollectable accounts receivable increased by $122,000 primarily due to the increased revenues at the clinical reference laboratory and that additional reserves were needed during the three months ended October 31, 1998 primarily to cover lower collection rates under the Federal Medicare programs and other third-party insurance carriers. The health care industry is undergoing significant change as third-party payors, such as Medicare and other insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

         General and Administrative expenses increased approximately by $299,000, primarily due to an increase in the legal fees.

         The provision for Federal income taxes for the three months ended October 31, 1998 and 1997 are based on the alternative minimum tax method and current State and local income taxes provided relate primarily to taxes computed based upon capital.

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

                                            ENZO BIOCHEM, INC.
                                            ------------------
                                               (registrant)

Date:  December 11, 1998                    by: /s/ Shahram K. Rabbani
                                                ----------------------
                                            Chief Operating Officer,
                                            Secretary and Treasurer