Form 10-Q
period 1999-01-31
ENZO BIOCHEM INC
filed 1999-03-17
CIK 316253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

Mark one

|_|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31,1999

                                       or

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

(516-755-5500)
----------------------------------------------------
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

                                 Yes |X|  No | |

As of March 5, 1999 the Registrant had 24,924,000 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                January 31, 1999

                                      INDEX
                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART  I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - January 31, 1999
            and July 31, 1998                                                3

         Consolidated Statement of Operations
            For the six months ended January 31, 1999 and 1998               5

         Consolidated Statement of Operations
           For the six months ended January 31, 1999 and 1998                6

         Consolidated Statement of Cash Flows
            For the six months ended January 31,1999 and 1998                7

         Notes to Consolidated Financial Statements                          9

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    12

Item 4.  Submission of Matters to a Vote of Security Holders                15

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                           January 31,  July 31,
                                                              1999       1998
                                                           (unaudited)
                                                           ---------------------
                                                               (in Thousands)

                                     ASSETS

Current assets:
         Cash and cash equivalents                           $40,241    $33,543
         Accounts receivable, less allowance
              for doubtful accounts                           14,656     14,195
         Current portion of note receivable -
              litigation settlement                               --      4,942
         Inventories                                           1,323      1,393
         Deferred taxes                                          471        471
         Other                                                   881        844
                                                             -------    -------

                   Total current assets                       57,572     55,388

Property and equipment, at cost, less accumulated
      depreciation and amortization                            2,485      2,570
Cost in excess of fair value of net tangible assets
      acquired, less accumulated amortization                  8,749      8,934
Deferred patent costs, less accumulated
      amortization                                             4,421      4,559

Deferred taxes                                                   554        554

Other                                                            125        148
                                                             -------    -------

                                                             $73,906    $72,153
                                                             =======    =======

                               ENZO BIOCHEM, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           January 31,  July 31,
                                                              1999       1998
                                                           (unaudited)
                                                           ---------------------
                                                               (in Thousands)
Current liabilities:
    Trade accounts payable                                 $  1,200   $  1,439
    Income taxes payable                                         72        164
    Other accrued expenses                                      774        803
    Current portion of long-term debt                            --          9
                                                           --------   --------
              Total current liabilities                       2,046      2,415

Other deferred liabilities                                      955        955
Stockholders' equity:
    Preferred Stock, $ .01 par value; authorized
         25,000,000 shares; no shares issued or
         outstanding
    Common Stock, $ .01 par value; authorized
         75,000,000 shares; shares issued and
         outstanding; 24,905,800 shares at January
         31, 1999 and 24,905,300, shares at July 31, 1998       249        249
    Additional paid-in capital                               92,202     92,103
    Accumulated deficit                                     (21,546)   (23,569)
                                                           --------   --------

              Total stockholders' equity                     70,905     68,783
                                                           --------   --------
                                                           $ 73,906   $ 72,153
                                                           ========   ========

See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                Six Months Ended January 31,
                                                      1999       1998
                                           -------------------------------------
                                           (In thousands, except per share data)

Revenues:
         Research product revenues                  $  7,347   $  6,016
         Clinical laboratory services                 14,178     13,624
                                                    --------   --------

              Total operating revenues                21,525     19,640

Costs and expenses:
         Cost of research product revenues             3,724      3,360
         Cost of clinical laboratory services          4,053      3,962
         Research and development expense              2,297      2,122
         Selling expense                               1,399      1,354
         Provision for uncollectable accounts
              receivable                               4,958      4,983
         General and administrative expenses           3,972      3,625
                                                    --------   --------

              Total costs and expenses                20,403     19,406
                                                    --------   --------


Income before interest income and provision
           for taxes on income                         1,122        234
Interest income - net                                  1,017        895
                                                    --------   --------
Income before provision for  taxes on income           2,139      1,129
Provision for taxes on income                           (116)       (48)
                                                    --------   --------

Net income                                          $  2,023   $  1,081
                                                    ========   ========

Net income per common share:

         Basic                                      $    .08   $    .04
                                                    ========   ========
         Diluted                                    $    .08   $    .04
                                                    ========   ========

Denominator for per share calculation:
         Basic                                        24,899     24,422
                                                    ========   ========
         Diluted                                      25,715     25,476
                                                    ========   ========

See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                              Three Months Ended January 31,
                                                      1999      1998
                                           -------------------------------------
                                           (In thousands, except per share data)
Revenues:
         Research product revenues                 $  3,849   $  3,196
         Clinical laboratory services                 7,152      7,130
                                                   --------   --------

              Total operating revenues               11,001     10,326

Costs and expenses:
         Cost of research product revenues            1,707      1,752
         Cost of clinical laboratory services         1,936      2,092
         Research and development expense             1,227      1,040
         Selling expense                                742        718
         Provision for uncollectable accounts
              receivable                              2,520      2,667
         General and administrative expenses          2,000      1,952
                                                   --------   --------

              Total costs and expenses               10,132     10,221
                                                   --------   --------

Income before interest income and provision for
          taxes on income                               869        105
Interest income - net                                   507        456
                                                   --------   --------
Income before provision for  taxes on income          1,376        561
Provision for taxes on income                           (58)        (3)
                                                   --------   --------

Net income                                         $  1,318   $    558
                                                   ========   ========

Net income per common share:
         Basic                                     $    .05   $    .02
                                                   ========   ========
         Diluted                                   $    .05   $    .02
                                                   ========   ========
Denominator for per share calculation:
         Basic                                       24,906     24,438
                                                   ========   ========
         Diluted                                     25,722     25,521
                                                   ========   ========

See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                    Six Months Ended January 31,

                                                          1999        1998
                                                    ----------------------------
                                                           (In Thousands)

Cash flows from operating activities:
Net income                                               $ 2,023     $ 1,081
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization of property
         and equipment                                       440         433
    Amortization of costs in excess of fair
         value of tangible assets acquired                   185         185
    Amortization of deferred patent costs                    330         360
    Issuance of warrants as compensation for
         services performed                                   37          --
    Provision for uncollectable accounts receivable        4,958       4,983
    Accretion of interest on note receivable                 (58)       (120)
    Other                                                     --          82
Change in assets and liabilities:
    Note receivable - J & J settlement                     5,000       5,000
    Accounts receivable before provision for
         uncollectable amounts                            (5,417)     (6,289)
    Inventories                                               70        (100)
    Other                                                    (37)        444
    Trade accounts payable and other accrued
         expenses                                           (269)         44
    Income Taxes payable                                     (92)         --
    Accrued legal fees                                        --         (50)
                                                         -------     -------
         Total adjustments                                 5,147       4,972
                                                         -------     -------
         Net cash provided by operating activities       $ 7,170     $ 6,053
                                                         -------     -------

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                    Six Months Ended January 31,

                                                           1999      1998
                                                        -------------------
                                                           (In Thousands)

Cash flows from investing activities:
         Capital expenditures                               (355)      (235)
         Patent costs deferred                              (193)      (183)
         Security deposits                                    23          9
                                                        --------   --------
Net cash used in from investing activities                  (525)      (409)
                                                        --------   --------

Cash flows from financing activities:
        Payments of obligations under capital lease and
        long term debt                                        (9)       (27)
        Proceeds from exercise of stock options               62        143
                                                        --------   --------
Net cash provided by financing activities                     53        116
                                                        --------   --------
Net increase in cash and cash equivalents                  6,698      5,760

Cash and cash equivalents at the beginning of the year    33,543     25,250
                                                        --------   --------

Cash and cash equivalents at the end of the period      $ 40,241   $ 31,010
                                                        ========   ========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1999
                                   (Unaudited)

1. The consolidated balance sheet as of January 31, 1999 the consolidated statement of operations for three and six months ended January 31,1999 ("1999 Period") and 1998 ("1998 Period") and the consolidated statement of cash flows for the six months ended January 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the six months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1999
                                   (Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                      Six Months Ended January 31,     Three Months Ended January 31,
                                            1999       1998                     1999     1998
                                      ---------------------------      ------------------------------
                                                     (In Thousands, except per share data)
Numerator:
     Net income for numerator
     for basic and diluted earnings
     per common share                      $2,023     $1,081                   $1,318  $  558
                                           ======     ======                   ======  ======

Denominator:
     Denominator for basic earnings
     per common share
     during the period                     24,899     24,422                   24,906  24,438

Effect of dilutive securities
     employee and director stock
     options and warrants                     816      1,054                      816   1,083
                                           ------     ------                   ------  ------

Denominator for diluted earnings per
     common equivalent share and
     assumed conversions                   25,715     25,476                   25,722  25,521
                                           ======     ======                   ======  ======

Basic earnings per share                     $.08       $.04                     $.05    $.02
                                             ====       ====                     ====    ====

Diluted earnings per share                   $.08       $.04                     $.05    $.02
                                             ====       ====                     ====    ====

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1999
                                   (Unaudited)

2. On October 19, 1994 the Company executed a settlement agreement with Johnson & Johnson, Inc. in the aggregate amount of $35.0 million pursuant to which the Company received $ 15.0 million, and a promissory note requiring Johnson & Johnson and its subsidiary, Ortho Diagnostics, Inc., to pay $5.0 million a year for each of the four successive anniversaries of said date. As of January 31, 1999 all four payments have been received. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality.

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

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         The Company at January 31, 1999, had cash and cash equivalents of $40,241,000 an increase of $6,698,000 from July 31,1998. The Company had working capital of $55,526,000 at January 31, 1999 compared to $52,973,000 at July 31,1998.

         The Company's net income before taxes for the six months ended January 31,1999 was $2,139,000 which includes depreciation and amortization aggregating approximately $955,000. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

         Net cash provided by operating activities for the six month period ended January 31, 1999 was approximately $7,170,000 and included $5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. as compared to net cash provided by operating activities of $6,053,000 for the 1998 period which also included $ 5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. The increase in net cash provided by operating activities from the 1998 period to the 1999 period was primarily due to the Company's increase in net income.

         Net cash used in investing activities increased by $116,000 from the 1998 period primarily as a result of an increase in capital expenditures.

         Net cash provided by financing activities decreased by $63,000 from the 1998 period primarily as a result of the decrease in proceeds from the exercise of stock options.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JANUARY 31,1999 COMPARED WITH SIX MONTHS ENDED JANUARY 31, 1998

         Revenues from operations for the period ended January 31,1999 increased by $1,885,000 compared to revenues from operations for the six month period ended January 31, 1998. This increase was due to an increase of $554,000 in revenue from the clinical reference laboratory operation and by the increase of $1,331,000 of research products sales. The increase in research product sales resulted primarily from an increase in the mix of higher priced sales from the Company's non-exclusive distribution agreements. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in higher priced screening tests and an increase in esoteric testing revenue.

         Cost of sales increased by approximately $455,000 as a result of a increase in the cost of clinical laboratory services of $91,000 and an increase of $364,000 in the cost of sales of research products from the Company's distribution agreements activities.

         Research and development expenses increased by approximately $175,000 as a result of an increase in expenses associated with the research programs.

         General and Administrative expenses increased approximately by $347,000, primarily due to an increase in legal fees.

         The provision for income taxes for the six months ended January 31, 1999 and 1998 are based on the alternative minimum tax method and current State and local income taxes provided relate primarily to taxes computed based upon capital.

THREE MONTHS ENDED JANUARY 31, 1999 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 1998

         Revenues from operations for the period ended January 31,1999 increased by $675,000 compared to revenues from operations for the three month period ended January 31, 1998. This increase was due to an increase of $22,000 in revenue from the clinical reference laboratory operation and by the increase of $653,000 of research products sales. The increase in research product sales resulted primarily from an increase in the mix of higher priced sales from the Company's non-exclusive distribution agreements. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in higher priced screening tests and an increase in esoteric testing revenue.

         Cost of sales decreased by approximately $201,000 as a result of a decrease in the cost of clinical laboratory services of $156,000 and an decrease of $45,000 in the cost of sales of research products from the Company's distribution agreements activities.

         Research and development expenses increased by approximately $187,000 as a result of an increase in expenses associated with the research programs.

         The provision for uncollectable accounts receivable decreased by $147,000 primarily due to a increase in monies collected from third party insurance carriers. The health care industry is undergoing significant change as third-party payors, such as Medicare and other insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

         General and Administrative expenses increased approximately by $48,000, primarily due to an increase in legal fees.

         The provision for income taxes for the three months ended January 31, 1999 and 1998 are based on the alternative minimum tax method and current State and local income taxes provided relate primarily to taxes computed based upon capital.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The Annual Meeting of Stockholders was held on January 13,
                  1999

         (b) The following matters were voted upon and the results were as follows:

                  (1) Barry W. Weiner and John J. Deluca were nominated by management and each were elected to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and shall qualify. The Stockholders voted 22,615,517 shares in the affirmative for Mr. Weiner and 22,611,073 in the affirmative for Mr. Deluca and 395,501 shares in the negative for Mr. Weiner and 399,945 shares in the negative for Mr. Deluca.

                  (2) The Stockholders voted 20,528,356 shares in the affirmative, 1,351,309 shares against, 162,460 shares abstained and 968,893 broker non-votes were received with respect to the approval and adoption of the Common Stock for issuance under such plan.

                  (3) The stockholders voted 22,844,962 shares in the affirmative with respect to the ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended July 31, 1999 and 109,717 shares against and 56,339 shares abstained.

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

                                              ENZO BIOCHEM, INC.
                                              ------------------
                                                 (registrant)


Date: March 11, 1999                          by: /s/ Shahram K. Rabbani
                                                  ------------------------------
                                              Chief Operating Officer,
                                              Secretary and Treasurer