Form 10-Q
period 1999-04-30
ENZO BIOCHEM INC
filed 1999-06-14
CIK 316253

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

Mark one
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30,1999

                                       or

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

                                Yes |X|  No |_|

As of June 7, 1999 the Registrant had 24,925,000 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                 April 30, 1999

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART  I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - April 30, 1999
            and July 31, 1998                                                3

         Consolidated Statement of Operations
            For the nine months ended April 30, 1999 and 1998                5

         Consolidated Statement of operations
           For the three months ended April 30, 1999 and 1998                6

         Consolidated Statement of Cash Flows
            For the nine months ended April 30,1999 and 1998                 7

         Notes to Consolidated Financial Statements                          9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      11

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                            April 30,   July 31,
                                                              1999        1998
                                                           (unaudited)
                                                           ---------------------
                                                               (in Thousands)
                                     ASSETS

Current assets:
         Cash and cash equivalents                           $41,863     $33,543
         Accounts receivable, less allowance
              for doubtful accounts                           14,477      14,195
         Current portion of note receivable -
              litigation settlement                             --         4,942
         Inventories                                           1,393       1,393
         Deferred taxes                                          471         471
         Other                                                   865         844
                                                             -------     -------

                   Total current assets                       59,069      55,388

Property and equipment, at cost, less accumulated
      depreciation and amortization                            2,619       2,570
Cost in excess of fair value of net tangible assets
      acquired, less accumulated amortization                  8,656       8,934
Deferred patent costs, less accumulated
      Amortization                                             4,384       4,559

Deferred taxes                                                   554         554

Other                                                            119         148
                                                             -------     -------

                                                             $75,401     $72,153
                                                             =======     =======

                               ENZO BIOCHEM, INC.
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              April 30,    July 31,
                                                                                1999         1998
                                                                             (unaudited)
                                                                             -----------------------
                                                                                  (in Thousands)
Current liabilities:
         Trade accounts payable                                                $  1,016    $  1,439
         Income taxes payable                                                        50         164
         Other accrued expenses                                                     725         803
         Current portion of long-term debt                                         --             9
                                                                               --------    --------
                   Total current liabilities                                      1,791       2,415

Other deferred liabilities                                                          955         955
Stockholders' equity:
         Preferred Stock, $ .01 par value; authorized
              25,000,000 shares; no shares issued or
              outstanding
         Common Stock, $ .01 par value; authorized 75,000,000 shares; shares issued and outstanding; 24,906,600 shares at April
              30,1999 and 24,905,300, shares at July 31,1998                        249         249
         Additional paid-in capital                                              92,270      92,103
         Accumulated deficit                                                    (19,864)    (23,569)
                                                                               --------    --------

                   Total stockholders' equity                                    72,655      68,783
                                                                               --------    --------
                                                                               $ 75,401    $ 72,153
                                                                               ========    ========

See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                      Nine Months Ended April 30,
                                                           1999          1998
                                                 -------------------------------------
                                                 (In thousands, except per share data)
Revenues:
         Research product revenues                       $ 12,275      $  9,457
         Clinical laboratory services                      21,443        20,880
                                                         --------      --------

              Total operating revenues                     33,718        30,337

Costs and expenses:
         Cost of research product revenues                  6,039         5,442
         Cost of clinical laboratory services               6,186         6,048
         Research and development expense                   3,380         2,931
         Selling expense                                    2,039         2,039
         Provision for uncollectable accounts
              Receivable                                    7,885         7,658
         General and administrative expenses                5,806         5,537
                                                         --------      --------

              Total costs and expenses                     31,335        29,655
                                                         --------      --------


Income before interest income and provision for
            taxes on income                                 2,383           682
Interest income - net                                       1,475         1,403
                                                         --------      --------
Income before provision for  taxes on income                3,858         2,085
Provision for taxes on income                                (153)         (101)
                                                         --------      --------

Net income                                               $  3,705      $  1,984
                                                         ========      ========

Net income per common share:
         Basic                                           $    .15      $    .08
                                                         ========      ========
         Diluted                                         $    .15      $    .08
                                                         ========      ========

Denominator for per share calculation:
         Basic                                             24,901        24,483
                                                         ========      ========
         Diluted                                           25,520        25,550
                                                         ========      ========

      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                      Three Months Ended April 30,
                                                            1999        1998
                                                  -------------------------------------
                                                  (In thousands, except per share data)
Revenues:
         Research product revenues                        $  4,928    $  3,441
         Clinical laboratory services                        7,265       7,256
                                                          --------    --------

              Total operating revenues                      12,193      10,697

Costs and expenses:
         Cost of research product revenues                   2,315       2,082
         Cost of clinical laboratory services                2,133       2,086
         Research and development expense                    1,083         809
         Selling expense                                       640         685
         Provision for uncollectable accounts
              Receivable                                     2,927       2,675
         General and administrative expenses                 1,834       1,912
                                                          --------    --------

              Total costs and expenses                      10,932      10,249
                                                          --------    --------


Income before interest income and provision for
            taxes on income                                  1,261         448
Interest income - net                                          458         508
                                                               ---         ---
Income before provision for  taxes on income                 1,719         956
Provision for taxes on income                                  (37)        (53)
                                                          --------    --------

Net income                                                $  1,682    $    903
                                                          ========    ========

Net income per common share:
         Basic                                            $    .07    $    .04
                                                          ========    ========
         Diluted                                          $    .07    $    .04
                                                          ========    ========
Denominator for per share calculation:
         Basic                                              24,907      24,463
                                                          ========    ========
         Diluted                                            25,530      25,530
                                                          ========    ========

      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                        Nine Months Ended April 30,
                                                              1999       1998
                                                        ---------------------------
                                                              (In Thousands)
Cash flows from operating activities:
Net income                                                  $ 3,705    $ 1,984
Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization of property
              and equipment                                     645        638
         Amortization of costs in excess of fair
              value of tangible assets acquired                 278        278
         Amortization of deferred patent costs                  499        510
        Issuance of warrants as compensation for services
              performed
                                                                 50       --
         Provision for uncollectable accounts receivable      7,785      7,658
         Accretion of interest on note receivable               (58)      (215)
       Other                                                   --          119
Change in assets and liabilities:
         Note receivable - J & J settlement                   5,000      5,000
         Accounts receivable before provision for
              uncollectable amounts                          (8,066)    (9,270)
         Inventories                                           --           75
         Other                                                  (21)       780
         Trade accounts payable and other accrued
              Expenses                                         (501)      (212)
        Income taxes payable                                   (114)      --
         Accrued legal fees                                    --          (45)
                                                            -------    -------
              Total adjustments                               5,497      5,316
                                                            -------    -------
              Net cash provided by operating activities     $ 9,202    $ 7,300
                                                            -------    -------

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                        Nine Months Ended April 30,

                                                             1999        1998

                                                        ---------------------------
                                                              (In Thousands)
Cash flows from investing activities:
         Capital expenditures                                  (694)       (322)
         Patent costs deferred                                 (325)       (334)
         Security deposits                                       29           4
                                                           --------    --------
Net cash used in investing activities                          (990)       (652)
                                                           --------    --------

Cash flows from financing activities:
         Payments of obligations under capital lease
             and long term debt                                  (9)        (37)
        Proceeds from exercise of stock options                 117         163
                                                           --------    --------
Net cash provided by financing activities                       108         126
                                                           --------    --------
Net increase in cash and cash equivalents                     8,320       6,774

Cash and cash equivalents at the beginning of the year       33,543      25,250
                                                           --------    --------

Cash and cash equivalents at the end of the period         $ 41,863    $ 32,024
                                                           ========    ========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1999
                                   (Unaudited)

1. The consolidated balance sheet as of April 30, 1999, the consolidated statement of operations for three and nine months ended April 30,1999 ("1999 Period") and 1998 ("1998 Period") and the consolidated statement of cash flows for the nine months ended April 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the nine months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1999
                                   (Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                       Nine Months Ended April 30,    Three Months Ended April 30,
                                            1999          1998              1999      1998
                                        -------------------------          -----------------
                                               (In Thousands, except per share data)
Numerator:
     Net income for numerator
     for basic and diluted earnings
     per common share                   $     3,705   $     1,984          $ 1,682   $   903
                                        ===========   ===========          =======   =======

Denominator:
     Denominator for basic earnings
     per common share
     during the period                       24,901        24,483           24,907    24,463

Effect of dilutive securities
     Employee and director stock
     options and warrants                       619         1,067              623     1,067
                                        -----------   -----------          -------   -------

Denominator for diluted earnings per
     common equivalent share and
     assumed conversions                     25,520        25,550           25,530    25,530
                                        ===========   ===========          =======   =======

Basic earnings per share                $       .15   $       .08          $   .07   $   .04
                                        ===========   ===========          =======   =======

Diluted earnings per share              $       .15   $       .08          $   .07   $   .04
                                        ===========   ===========          =======   =======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1999
                                   (Unaudited)

2. On October 19, 1994 the Company executed a settlement agreement with Johnson & Johnson, Inc. in the aggregate amount of $35.0 million pursuant to which the Company received $ 15.0 million, and a promissory note requiring Johnson & Johnson and its subsidiary, Ortho Diagnostics, Inc., to pay $5.0 million a year for each of the four successive anniversaries of said date. As of April 30, 1999 all four payments have been received. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality.

         On June 1, 1998, the U.S. District Court for the District of Delaware issued its final decision in a case filed by the Company against Calgene in March 1993 and a second case filed by the Company against Calgene in February 1994. Both cases involved claims by the Company that Calgene had infringed patents held by the Company concerning genetic antisense. Calgene filed a counterclaim in the second Delaware action seeking a declaration of invalid on a third patent belonging to the Company. In its decision the court held two of the Company's three antisense patents were invalid, and not infringed. The court declined to act on Calgene's claim that the Company's third antisense patent was invalid citing lack of evidence. The court further held that the Calgene antisense patent was not invalid. The Company has appealed the district court's judgement to the U.S. court of appeals for the Federal Circuit, and Calgene cross-appealed as to the Company's third patent. Oral argument on the appeal was heard on May 4, 1999. A decision is expected by the by the end of 1999. There can be no assurance that the company will be successful in its appeal. If the Company is successful in its appeal, it expects that the case would be remanded for further proceedings before the district court, and there can be no assurance that the Company will be successful in such further proceedings. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         The Company at April 30, 1999, had cash and cash equivalents of $41,863,000 an increase of $8,320,000 from July 31,1998. The Company had working capital of $57,278,000 at April 30, 1999 compared to $52,973,000 at July 31,1998.

         The Company's net income before taxes for the nine months ended April 30,1999 was $3,858,000 which includes depreciation and amortization aggregating approximately $1,422,000. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

         Net cash provided by operating activities for the nine month period ended April 30, 1999 was approximately $9,202,000 and included $5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. as compared to net cash provided by operating activities of $7,300,000 for the 1998 period which also included $ 5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. The increase in net cash provided by operating activities from the 1998 period to the 1999 period was primarily due to the Company's increase in net income.

         Net cash used in investing activities increased by $338,000 from the 1998 period primarily as a result of an increase in capital expenditures.

         Net cash provided by financing activities decreased by $18,000 from the 1998 period primarily as a result of the decrease in proceeds from the exercise of stock options.

RESULTS OF OPERATIONS

NINE MONTHS ENDED APRIL 30,1999 COMPARED WITH NINE MONTHS ENDED APRIL 30, 1998

         Revenues from operations for the nine month period ended April 30,1999 increased by $3,381,000 compared to revenues from operations for the nine month period ended April 30, 1998. This increase was due to an increase of $563,000 in revenue from the clinical reference laboratory operation and by the increase of $2,818,000 of research product sales. The increase in research product sales resulted primarily from an increase in the sales from the Company's non-exclusive distribution agreements. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in higher priced screening tests and an increase in esoteric testing revenue.

         Cost of sales increased by approximately $735,000 as a result of a increase in the cost of clinical laboratory services of $138,000 and an increase of $597,000 in the cost of sales of research products from the Company's distribution agreements activities.

         The provision for uncollectable accounts receivable increased by $227,000 primarily due to a decrease in reimbursement rates from third party insurance carriers. The health care industry is undergoing significant change as third-party payors, such as Medicare and other insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented form time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if inacted, would not have a material adverse effect on the Company's business and operations.

         Research and development expenses increased by approximately $449,000 as a result of an increase in expenses associated with the research programs.

         General and Administrative expenses increased approximately by $269,000, primarily due to an increase in legal fees.

         The provision for income taxes for the nine months ended April 30, 1999 and 1998 are based on the alternative minimum tax method and current state and local income taxes provided relate primarily to taxes computed based upon capital.

THREE MONTHS ENDED APRIL 30,1999 COMPARED WITH THREE MONTHS ENDED APRIL 30, 1998

         Revenues from operations for the three month period ended April 30,1999 increased by $1,496,000 compared to revenues from operations for the three month period ended April 30, 1998. This increase was due primarily to an increase of $1,487,000 of research products sales. The increase in research product sales resulted primarily from an increase in the sales from the Company's non-exclusive distribution agreements.

         Cost of sales increased by approximately $280,000 as a result of an increase in the cost of clinical laboratory services of $47,000 and an increase of $233,000 in the cost of sales of research products from the Company's distribution agreements activities.

         Research and development expenses increased by approximately $274,000 as a result of an increase in expenses associated with the research programs.

         The provision for uncollectable accounts receivable increased by $252,000 primarily due to a decrease in reimbursement rates from third party insurance carriers. The health care industry is undergoing significant change as third-party payors, such as Medicare and other insurers, increase their efforts to control the cost, utilization and delivery of health care services. In particular, the Company believes that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. Furthermore, the Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

         General and Administrative expenses decreased by approximately $78,000, primarily due to a decrease in legal fees.

         The provision for income taxes for the three months ended April 30, 1999 and 1998 are based on the alternative minimum tax method and current state and local income taxes provided relate primarily to taxes computed based upon capital.

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


                                           ENZO BIOCHEM, INC.
                                           ------------------
                                              (registrant)


Date: June 11, 1999                        by: /s/ SHAHRAM K. RABBANI
                                               ----------------------------
                                               Chief Operating Officer,
                                               Secretary and Treasurer