Form 10-K405
period 1999-07-31
ENZO BIOCHEM INC
filed 1999-10-28
CIK 316253

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

Mark one
   |X|      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1999

                                       or

   |_|      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to ___________________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
        ----------------------------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

               New York                                       13-2866202
   ---------------------------------                     -------------------
     (State or Other jurisdiction                          I.R.S. Employer
   of Incorporation or Organization)                     Identification No.)

        60 Executive Boulevard,
         Farmingdale, New York                                  11735
 ----------------------------------------                    ----------
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

      The aggregate market value of the Common Stock held by nonaffiliates as of October 20, 1999 was approximately $482,510,700.

      As of October 20, 1999, the Registrant had 25,099,736 shares of Common Stock outstanding

Part of Form 10-K                     Document Incorporated by Reference
-----------------                     ----------------------------------

Part III - Items 11, 12 and 13        In the Company's Proxy Statement to be
                                      filed with the Securities and Exchange
                                      Commission no later than November 29, 1999

Part IV -  Certain exhibits listed    Prior filings made by the Company
           in response to Item        under the Securities Act of 1999 and
           14(a)(3)                   the Securities Exchange Act of 1934

                                     PART I

Item I. Business

Introduction

      Enzo Biochem, Inc. (the "Company" or "Enzo") develops, manufactures and markets health care products based on molecular biology and genetic engineering techniques, and also provides diagnostic services to the medical community. The business activities of the Company are performed by one of the Company's three wholly-owned subsidiaries--Enzo Diagnostics, Inc., Enzo Therapeutics, Inc., and Enzo Clinical Labs, Inc. ("Enzo Diagnostics", "Enzo Therapeutics" and "Enzo Clinical Labs", respectively). These activities are: (1) research and development, manufacture and marketing of diagnostic research products and therapeutic products through Enzo Diagnostics and Enzo Therapeutics, and (2) the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 12 of the Notes to Consolidated Financial Statements.

      For the fiscal year ended July 31, 1999 (fiscal 1999), approximately 37% of the Company's operating revenues was derived from product sales and approximately 63% was derived from clinical reference laboratory services. For the fiscal years ended July 31, 1998 and 1997 (fiscal 1998 and fiscal 1997, respectively), approximately 31% and 38% of the Company's operating revenues were derived from product sales and approximately 69% and 62% were derived from clinical reference laboratory services.

Product Development Activities

      The Company's product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, and fermentation. The Company's activities in research and development are performed by the Company's professional and scientific staff. To a lesser extent, research and development is pursued in collaboration with outside consultants at research and academic institutions.

      The primary focus of the Company's current research is the development of products based on two technology platforms -- genetic modulation and immune modulation. The Company is funding its research programs through its operating cash flows and cash and cash equivalents. It also is seeking joint ventures and collaborative relationships.

      Through Enzo Diagnostics, the Company develops products based on gene identification and a major component of this technology platform is, the Company's proprietary BioProbe(R) nucleic acid probe products. The Company has devoted a major portion of its research and development activities to develop simple and reliable test formats and protocols for the commercialization of probe products, as well as other diagnostic products for the diagnostic and medical research markets. The Company has continued to introduce new products based on its proprietary technology into the research market during fiscal 1999.

      The product development programs of the Company include the use of its BioProbe(R) technology for the development of tests to detect sexually transmitted diseases such as AIDS, herpes, chlamydia, gonorrhea and other infectious diseases including tuberculosis, cytomegalovirus, hepatitis and Epstein-Barr virus (implicated in mononucleosis). The Company currently markets several such products.

      The Company, through Enzo Therapeutics, is developing therapeutic applications based on its genetic modulation and immune modulation technologies. In May 1987, the Company entered into an agreement with the Research Foundation of the State University of New York, granting the Company certain exclusive rights to "genetic antisense" a technology that uses specially constructed genes inserted into cells to regulate the functioning of target genes. The Company has patents and pending applications covering this technology. In fiscal 1999, the company began studies for products using its proprietary immune modulation platform.

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

      In the fiscal years ended July 31, 1999, 1998 and 1997, the Company incurred costs of $4,427,000, $3,983,500 and $3,561,900, respectively, for research and development activities.

Clinical Reference Laboratory

      The Company, through Enzo Clinical Labs, operates a clinical reference laboratory that offers full diagnostic services to the greater New York medical community. The services Enzo Clinical Labs provides include chemistry, blood tests, cytology studies, tissue pathology, hormone studies, and diagnostic procedures that seek to detect precancerous conditions, cancers in cervical specimens and sexually transmitted diseases. Enzo Clinical Labs provides these services primarily to physicians as well as to clinics, and other clinical laboratories. Enzo Clinical Labs operates a regional clinical reference laboratory on Long Island and also operates eleven satellite patient service centers in the greater New York area, including a stat laboratory in Manhattan. The patient service center collects the specimens as requested by the physician. The specimens are sent through the Company's in-house courier system to the Company's laboratory for testing. A "STAT" lab is a laboratory that has the ability to perform certain routine tests quickly and report results to the physician immediately.

      Patient specimens are delivered to the Company accompanied by a test request form. These forms, which are completed by the physician, indicate the tests to be performed and provide the necessary billing information. Once this information is entered into the computer system, the tests are performed and the results are entered primarily through a computer interface or manually. Most routine testing is completed by early the next morning, and test results are printed and prepared for distribution. Some physicians have local printer capability and have reports printed out directly in their offices. Physicians who request that they be called with a result are so notified in the morning.

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

      Approximately 88% and 92% at July 31, 1999 and 1998, respectively, of the Company's net accounts receivable related to its clinical reference laboratory business which operates in the New York Metropolitan area. The Company believes that the concentration of credit risk with respect to accounts receivable are limited due to the diversity of the Company's client base. However, the Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during each of the fiscal years ended July 31, 1998 and 1997 approximated 10% and 12%, respectively of the Company's total revenue. For the year ended July 31, 1999, 1998 and 1997 no other payor accounted for more than 10% of the Enzo Clinical Labs revenues.

      In addition, the Company utilizes its clinical reference laboratory to evaluate and demonstrate the benefits of the Company's diagnostic products (see
Note 12 of the Notes to Consolidated Financial Statements for segment information and operating revenues and profits).

Business Objectives

      The current business objectives of the Company are (1) to develop; manufacture and market on a worldwide basis diagnostic and therapeutic products based on the Company's technology platforms of genetic modulation and immune modulation, and (2) to perform diagnostic tests for the U.S. health care community. The Company's research and development efforts are directed to both short and long-term projects. Diagnostic products require less time to commercialize than therapeutic products because the procedures required for attaining government clearance are less time consuming. Therapeutic products, once developed, require extensive clinical testing and compliance. This process can range from three to five years and, in some instances, longer.

      At such time, if ever, as the Company's self-funded research activities and programs demonstrates technical feasibility and potential commercial importance, the Company expects that it will have the option to pursue the opportunity on its own or to associate with another entity for development and ultimate marketing of the product. There can, however, be no assurance that an acceptable partner could be found if sought. The Company's strategy is to retain ownership with respect to development and marketing of a product or process unless there is a compelling business reason to its licensed products or process.

Marketing Strategy

   Product Development Activities

      The Company has been successful in obtaining clearance from the Federal Drug Administration ("FDA") for a number of in vitro diagnostic products for sale to the clinical diagnostic market through Enzo Diagnostics. Among these products are four DNA probe products based on the Company's BioProbe(R) nucleic acid probe technology and developed and manufactured by the Company. The Company believes that significant delays will not be encountered with any future probe product submissions to the FDA since products based on this technology have been FDA cleared. However, there can be no assurance that delays will not be incurred.

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

      During fiscal 1998, the Company developed the BioArray(TM) Labeling Systems, a product line designed and optimized to meet the needs of those research scientists using microchip array assays. The BioArray(TM) products provide efficient labeling, strong signals and clear displays characteristics that are required for microchip assays. These products are manufactured and sold by Enzo Diagnostics to researchers directly and through the company's worldwide distribution network.

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

      In the early stages of infection, a pathogen may be present in very small amounts and may be difficult to detect. Samples, however, can be treated in a way that produces copies of the pathogen's nucleic acid, if it is present. This amplification process is one possible approach to detect very low levels of infection. All of Enzo's microplate assays can be used to detect the presence of these pathogens in amplified, as well as unamplified samples. In order to fully integrate its technology, Enzo has developed a simplified amplification process for multicopy production of nucleic acid. A patent application was filed in January 1994 and this proprietary amplification process was incorporated into the microplate assay format, thus providing a totally integrated assay system. This approach is being developed for use with the hepatitis assay system and will form the basis for all Enzo's microplate assays.

      In addition to nucleic acid-based products, the Company produces and sells other types of research products, such as monoclonal antibodies. The products are marketed through direct sales, an extensive product catalog, advertising in scientific and trade journals and U.S. and foreign distributors. In fiscal 1993, Enzo Diagnostics began to expand its non-exclusive distribution arrangements for its proprietary products in both the U.S. and foreign markets with companies having worldwide distribution and with companies having local foreign distribution. In fiscal 1994, the Company continued to expand these distribution arrangements and began a policy of using joint labels on all products marketed by its distributors.

      In April 1994, the Company signed a multi-year non-exclusive worldwide distribution and supply agreement with Boehringer Mannheim Biochemicals (Roche Diagnostics GmbH). Under the terms of this agreement, Roche Diagnostics GmbH distributes to the global medical research market, a broad range of biochemical products and reagents manufactured and supplied by Enzo. The agreement includes products based on nonradioactive DNA probe technology and includes products that were developed and marketed by Roche Diagnostics GmbH prior to the agreement, as well as products developed by the Company, all of which are covered by Enzo patents. The agreement took effect in April 1994 and extends for the life of the last patent to expire for products involved.

      In February 1995, a multi-year non-exclusive distribution agreement was signed with Amersham International under which Amersham markets a broad group of products that had been developed and marketed by Amersham, as well as products developed by Enzo Diagnostics. All products are based on nonradioactive DNA labeling technologies covered by Enzo patents. A multi-year non-exclusive distribution agreement, also covering the Company's line of proprietary DNA labeling products and reagents was concluded in May 1995 with Dako A/S, a privately-held international company with headquarters in Copenhagen, Denmark and subsidiaries worldwide, including the Dako Corporation based in Carpinteria, California. In September 1995 a similar multi-year non-exclusive distribution agreement was concluded with VWR Scientific Products, a leader in the medical research market that was formerly an operating unit of Baxter Health Care. In fiscal 1997 a previous distribution agreement with Sigma Chemical Co. was expanded and an additional multi-year nonexclusive distribution agreement was concluded with Wako Chemical Co., a leader in the medical research market in Japan.

      During fiscal 1998, Enzo Diagnostics continued expanding its non-exclusive distribution network. In October 1997, the Company signed an agreement with Li-Cor, Inc, a developer of instrumentation for biological sciences, under which Enzo will produce and supply its proprietary DNA labeling and detection reagents to be used in conjunction with Li-Cor's automated DNA sequence analysis systems for the medical research market. In May 1998, the Company concluded an agreement with Affymetrix, Inc. under which Enzo will be the sole supplier of specified proprietary nucleic acid labeling and detection products for Affymetrix' microchip array systems.

      In January 1999, the Company through Enzo Diagnostics further expanded its distribution network by concluding a worldwide distribution agreement with NEN Life Science Products, Inc. Under the agreement NEN began to distribute a broad range of Enzo's biochemical products and reagents to the global medical research market. The agreement covers products manufactured by NEN and based on both Enzo's and NEN's proprietary non-radioactive DNA labeling and detection technologies, that were marketed by NEN prior to the agreement, as well as products developed by Enzo, all of which are covered by Enzo patents. With the signing of this agreement, the issue of prior sales and past infringement by NEN was satisfactorily resolved.

      The Company, because of its various proprietary diagnostic technologies, may pursue entering into joint ventures with other biotechnology companies or other health care companies with marketing resources and/or complementary technology or products in order to more fully take advantage of market opportunities.

Clinical Reference Laboratory

      Enzo Clinical Labs is a major regional clinical reference laboratory offering full service diagnostic testing in the greater New York marketplace. Its services are marketed by a professional sales force who serve client physicians, clinics, nursing homes and other clinical laboratories in the area. A key marketing strategy has been the strategic placement of a network of patient service centers, where patients can go to have samples taken upon the request of their physicians. The Company operates a stat laboratory at its Manhattan patient service center, affording its client physicians rapid test turnaround. The diagnostic service business provides Enzo Diagnostics with a practical application of its products, making it possible to more appropriately tailor diagnostic products to the end-user. The Company's nucleic acid probe products offer Enzo Clinical Labs a marketing tool to offer nucleic acid based tests.

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

Technology and Product Development

      The major focus of the Company's diagnostic product development program has been toward the commercialization of nucleic acid probe-based in vitro diagnostics. Nucleic acid probes had been radioactive and required complex protocols to their use. To develop probe technology into useful commercial products, it was necessary to develop methods that were for, easy-to-use, easy to interpret, readily automatable and sensitive enough to detect the presence of low levels of pathogen. As a result of this product development effort, the Company has developed a broad technology base for the labeling, detection, sensitivity enhancement, signal amplification and testing formats of nucleic acid probe products. Patent protection has been aggressively pursued for this technology base. At the end of fiscal 1999 some 186 patents worldwide had been granted to or licensed by the Company in this area of technology. In fiscal 1997 and continuing during fiscal 1998 and 1999, the Company began to receive revenues from the distribution agreements related to these patents and believes that the patents have positioned the Company to derive more revenues in the future as the markets for these products continue to develop. These patents cover a variety of nucleic acid probe products, chelation technology for easy radioactive labeling, signal amplification methods, sensitivity enhancements, and automatable formats.

BioProbe(R) Nucleic Acid Probe Labeling and Signal Generating Systems

      Traditionally, nucleic acid probes used in biomedical research and recombinant DNA technology have been radioactively labeled with isotopes of hydrogen, phosphorous, carbon or iodine. Radioactive materials have historically provided researchers with the most sensitive and, in many cases, the only means to perform many important experimental or analytical tests. However, limitations and drawbacks are associated with the use of radioactive compounds. For example, radioactive materials are often very unstable and have a limited shelf life. Because of the potentially hazardous nature of radioactive materials, their use must be licensed and elaborate safety precautions must be maintained during the preparation, utilization and disposal of radioisotopes. In addition, radioactive nucleotides are extremely expensive and there instability increases usage cost.

      To overcome the limitations of radioactively labeled probes, the Company, has developed proprietary technologies that allow DNA probes to be used effectively without the use of radioactivity. These technologies permit the application of genetic analysis in a clinical setting without the shelf life, licensing and disposal problems associated with radioactively labeled probes.

      In December 1987, a patent for the technology used in nonradioactive DNA probe labeling was issued to (`Yale") University. In July 1994 and in September 1995 additional patents, broadening the coverage were also issued to Yale. The Company has an exclusive license for these patents from Yale for their life. Pursuant to such license agreement, the Company is obligated to pay Yale royalties equal to a percentage of sales. The Company is obligated to pay Yale an annual minimum royalty fee of $200,000, which shall continue through the end of the term of the exclusive license.

      The near term application of nucleic acid probe systems in the human health care area is in bacterial and viral diagnostics. Nucleic acid probe diagnostics can be developed for any organism. Advantages of the nucleic acid probes for the direct detection of pathogens in human diagnostics are speed (less than an hour for test results as compared to days), greater specificity, and the capability of diagnosing a disease in an early or latent stage of development.

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

Automatable Test Formats

      In February 1991, the Company was granted a U.S. patent for its nucleic acid probe technology that generates a signal in solution. This technology enables the development of probe-based tests that can be readily automated and measured by instrumentation. With this technology, probes can be detected by either chemiluminescent, fluorescent or colorimetric methods. The Company has developed test kits employing this technology and currently supplies such kits to the research market. The first kits launched in fiscal 1992, include a test for HIV-1, the virus that causes AIDS and a test for the organism causing tuberculosis. Tests for other viruses, including HIV-2 another strain of the AIDS virus and hepatitis were later introduced to researchers. A more sensitive assay that can detect hepatitis B virus directly in serum and geared to the blood banking market was developed. More recently the Company's amplification technology was integrated with the enhanced hepatitis assay. The Company is developing an instrument-based automatable system employing this and other proprietary Enzo technologies.

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

Therapeutic Technology and Product Development

      Through Enzo Therapeutics, the Company is applying its technological capabilities for manipulating genetic material towards the development of therapeutic treatments for a variety of infectious diseases and cancers. During fiscal 1998, the Company improved a new gene delivery system that is designed to provide universal and efficient delivery of any gene to any cell. The GenSert(TM) Universal Delivery System is being combined with Enzo's antisense technology in its therapeutic development program. The Company has also developed techniques for stably attaching drugs and radioisotopes to proteins and DNA. The Company is working towards the development of products relating to HIV, certain cancers and hepatitis, however, no products have been finalized and there can be no assurance that any such products will even be successfully developed.

      In May 1987, Enzo entered into an agreement with The Research Foundation of the State of New York ("SUNY"), granting the Company certain exclusive rights to its genetic antisense technology. Three U.S. applications were subsequently issued as patents by the U.S. Patent and Trademark Office. The first patent issued in March 1993; a second patent issued in May 1993; the third patent issued in December 1993. Similar patents covering this technology have been issued in Europe and in Japan. See Item 3- Legal Proceedings.

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

      In January 1995, the Company, through Enzo Therapeutics, signed a collaborative research agreement with Cornell University on behalf of Cornell's Medical College, aimed at evaluating the Company's genetic antisense technology for use in managing the treatment of HIV-1, the AIDS-causing virus. Early research results indicated that this technology could be applied to inhibiting the function of genes necessary for HIV-1 to grow within the cell. In preclinical studies, Enzo scientists and collaborators were able to demonstrate stable resistance to HIV in human immune cells in culture that were treated with the Company's HIV product. These results were published in May 1997 in the Journal of Virology, a peer-reviewed publication of the American Society for Microbiology. The ability of Enzo's genetic antisense construct to enable immune cells to withstand the effects of infection by HIV-1 is an extremely important step in the development of an effective clinical product. Notwithstanding the foregoing, there can be no assurances that the Company's preclinical success in culture can be repeated in human trials. A key element in the success was the development by Enzo scientists of the Stealth Vector(TM), the antisense construct designed to localize in the cell nucleus, where it could be most effective. The StealthVector(TM) was also designed to be "invisible" to the human immune system, so as not to trigger an immune response.

      In October 1997, Enzo Therapeutics signed an agreement with the University of California, San Francisco ("UCSF") to conduct the first human trials of the StealthVector(TM), the Company's genetic antisense medicine to treat HIV-1 infected individuals. This product, designed to stop the growth of the virus, has been developed to protect human immune cells against infection by a broad spectrum of strains of HIV-1 including its mutational variants. The primary investigators for this Phase I trial, physicians at UCSF have extensive experience and expertise in the evaluation of new drugs for the treatment of immunodeficient patients.

      An Investigational New Drug ("IND") application was filed with the FDA by the Company and in March 1998, Enzo Therapeutics received clearance from the FDA to initiate the Phase I trial of its Stealth Vector(TM) therapeutic product for HIV-1. In July 1998 the Phase I clinical trial was initiated and is currently on going. In addition to providing an evaluation of the safety of the product, certain aspects of the trial will provide insight on how to formulate and deliver this medicine in the most effective manner.

      In February 1996, the Company initiated a joint research program with scientists at the Albert Einstein College of Medicine in New York City, geared towards the development of a specific therapeutic product for the treatment of hepatitis B based on the Company's proprietary technologies. During fiscal 1998, Enzo scientists, working with researchers at Einstein, were successful in developing mice hosting functional human liver cells that can support the growth of hepatitis B virus. Until now, one of the major problems in hepatitis research has been the lack of viable animal models capable of supporting the infection and replication of the virus in human hepatic cells in vivo. This was the first time this type of animal model system capable of supporting the growth of hepatitis B virus in human hepatocytes has been reported. These experimental mice, that can mimic hepatitis infection in humans, can function as an animal model system for evaluation new therapeutic modalities to treat hepatitis B.

      In April 1998, the Company, through Enzo Therapeutics, initiated a joint research program with Hadassah University Hospital in Jerusalem, Israel aimed at a preclinical analysis of various therapeutic products using Enzo's proprietary immune modulation technology. This program was designed to study the efficacy of therapeutic treatments based on certain of Enzo's technologies, including oral tolerization, in areas in which the immune response is a major complication in the management of disease and in the control of graft Vs host disease (GvHD), a major complication of bone marrow and stem cell transplantation, accounting for much of the failure of these transplants. GvHD is an immune response mounted by the engrafted tissue or cell population against the recipient and can occasionally lead to death. There is currently no effective treatment for chronic GvHD, however the results of this preclinical studies carried out under this joint research program have demonstrate that Enzo's immune modulation technology could be effective in negating the effects of GvHD by controlling the immune response mounted by the donor tissue or cells. Clinical protocols have been developed and human trials are expected to begin in the next fiscal year.

      Preclinical animal studies begun in fiscal 1998 and continuing this year demonstrate the efficacy of Enzo's immune modulation technologies as a means of treating inflammatory bowel disease, including Crohn's disease and ulcerative colitis. Further studies are planned to explore this use as a therapeutic modality.

      During fiscal 1999, preclinical laboratory studies showed strong promise for the Company's proprietary immune modulation technology as a therapeutic modality to treat the undesirable immune responses that lead to serious liver damage among patients suffering form chronic hepatitis B virus. In collaboration with researchers at the Liver Unit of Hadassah University Hospital in Jerusalem, Israel, oral administration of specific hepatitis B proteins was successful in controlling the anti-viral immune response to hepatitis B in laboratory animals. In other studies in collaboration with researchers at the Albert Einstein College of Medicine in New York City, Enzo scientists were successful in using this technology to treat primates infected with hepatitis B virus. The animals were given oral doses of the medicine, either before infection with the virus or after infection. When the medicine was given after HBV infections, the animals showed a decrease in their liver pathology and the liver enzymes returned to normal levels. When the medicine was given before infections with the virus, the animal never developed liver pathology and the liver enzymes remained at normal levels. Thus Enzo's hepatitis B therapy was successful in preventing or treating the liver disease conditions. Based on these and other laboratory studies, clinical protocols have been developed to determine the treatment's efficacy in humans and in July 1999, a human clinical study was initiated and is ongoing at the Liver Unit at Hadassah University Hospital in Jerusalem.

      Enzo has filed several patent applications covering this technology, including the unique animal model, as well as therapeutic products and protocols.

      According to the latest figures published by the World Health Organization, some 2 billion people today are infected by hepatitis B, of whom 350 million are chronically infected and therefore at risk of death from liver disease.

      Notwithstanding the foregoing, there can be no assurances that the Company's success in pre-clinical and early stage trials can be repeated in later stage and/or human trials.

Manufacturing

      The Company's nucleic acid probe products contained in its PathoGene(R) and BioPap(TM) product lines are manufactured by using recombinant DNA techniques and traditional chemical synthesis methods. The DNA sequence, which codes for a specific infectious agent or particular trait, is isolated by cloning. The sequence is then introduced into a plasmid, commonly one that grows in E. coli bacterium, and the bacterium serves as a reproduction vehicle with the application of standard fermentation procedures. The reproduced quantities of the specific DNA sequences are purified from the bacteria and then labeled so they can be detected. The detection system usually employs a non-radioactive visualization molecule, such as a color-changing enzyme-substrate or a fluorescent substance. The production of DNA probes does not require large manufacturing facilities because the yields from the bacteria are high and only small quantities of nucleic acids are required.

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

      The Company's manufacturing operation uses exempt quantities of tritium ((3)H) in its research and development activities and manufacturing operations. For the fiscal year ended July 31, 1999 the Company has not had an accumulation of tritium to be disposed.

Information Systems

      The Company believes that with respect to its clinical reference laboratory business, the health care provider's need for data will continue to place high demands on its information systems staff. The Company believes that the efficient handling of information involving clients, patients, payors and other parties will be a critical factor in the Company's future success. (See
Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000)

Quality Assurance

      The Company considers the quality of its clinical reference laboratory tests to be of critical importance, and it has established a comprehensive quality assurance program designed to help assure accurate and timely test results. In addition to the compulsory external inspections and proficiency programs demanded by the Medicare program and other regulatory agencies, Enzo Clinical Labs has in place systems to emphasize and monitor quality assurance. The Company's laboratory is subject to on-site evaluation by the College of American Pathologies ("CAP") proficiency testing program, New York State survey and the Company's own internal quality control programs.

External Proficiency/Accreditation's

      Enzo Clinical Labs participates in numerous externally administered, blind quality surveillance programs, including the CAP program. The blind programs supplement all other quality assurance procedures and give Enzo Clinical Labs' management the opportunity to review its technical and service performance from the client's perspective.

      The CAP accreditation program involves both on-site inspections of the laboratory and participation in the CAP's proficiency testing program for all categories in which the laboratory is accredited by the CAP. The CAP is an independent nongovernmental organization of board certified pathologists which offers an accreditation program to which laboratories can voluntarily subscribe. A laboratory's receipt of accreditation by the CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. The Company's clinical laboratory facilities are accredited by the CAP.

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

      Obtaining FDA approval has historically been a costly and time-consuming process. Generally, in order to gain FDA approval, a developer first must conduct pre-clinical studies in the laboratory and, if appropriate, in animal model systems, to gain preliminary information on safety and efficacy. The results of these studies are submitted as a part of an investigational new drug ("IND") application, which the FDA must review before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the clinical investigations to be undertaken.

      In order to commercialize any products, the Company (sponsor) files an IND and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy necessary to obtain FDA approval of any such products. For Company sponsored INDs, the Company as sponsor will be required to select qualified clinical sites (usually physicians within medical institutions) to supervise the administration of the products, and ensure that the investigations are conducted and monitored in accordance with FDA regulations and the general investigational plan and protocols contained in the IND. Clinical trials are normally done in three phases, although the phases may overlap. Phase I trials, concerned primarily with the safety and preliminary effectiveness of the drug, involve fewer than 100 subjects. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials with larger numbers of patients and are intended to gather the additional information for proper dosage and labeling of the drug. Clinical trials generally take two to five years, but the period may vary. Recent regulations promulgated by the FDA may shorten the time periods and reduce the number of patients required to be tested in the case of certain life-threatening diseases, which lack available alternative treatments.

      The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination clinical trials if an unwarranted risk is presented to patients. Human gene therapy products are a new category of therapeutics. There can be no assurance as to the length of the clinical trial period, the number of patients the FDA will require to be enrolled in the clinical trials in order to establish the safety, efficacy and potency of human gene therapy products, or that the clinical data generated in these studies will be acceptable to the FDA to support marketing approval.

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

Clinical Laboratory Regulation and Reimbursement

      The clinical laboratory industry is also subject to significant governmental regulation at the Federal, state and local levels. Under the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 (collectively, as amended, "CLIA"), virtually all clinical laboratories, including the Company's, must be certified by the Federal government. Many clinical laboratories also must meet governmental standards, undergo proficiency testing and are subject to inspection. Certificates or licenses are also required by various state and local laws.

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

      Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Subsequently, Congress imposed a national ceiling on the amount that can be paid under the fee schedule. Laboratories must accept the scheduled amount as payment in full for most tests performed on behalf of Medicare beneficiaries and must bill the program directly. In fiscal 1999 and 1998, the Company derived approximately 13% and 10%, respectively of its revenue from tests performed for beneficiaries of Medicare and Medicaid programs. In addition, the Company's other business depends significantly on continued participation on these programs because clients often want a single laboratory to perform all of their testing services. Since 1984, Congress has periodically reduced the ceilings on Medicare reimbursement to clinical laboratories from previously authorized levels. Because a significant portion of the Company's costs are relatively fixed, these Medicare reimbursement reductions have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict if additional Medicare reductions will be implemented.

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

Proprietary Technology - Patents

      As novel techniques, processes, products or microorganisms are developed during the course of its research and development activities, the Company will seek U.S. and, if deemed necessary, foreign patents. At the end of fiscal 1999 the Company owned or licensed 36 U.S. and some 163 foreign patents and had filed approximately 215 U.S. and foreign patent applications covering products, methods and procedures resulting from the Company's internal or sponsored research projects. Patents relating to the BioProbe(R) nucleic acid probe system have issued in the U.S. and Europe. Management believes that additional patents will issue shortly and over the next several years with respect to the Company's pending applications. There can be no assurance, however, that patents will be issued on pending applications or that any issued patents will have commercial benefit. The Company does not intend to rely on patent protection as the sole basis for protecting its proprietary technology. It also relies on its trade secrets and continuing technological innovation. The Company's policy is to have its employees sign confidentiality agreement prohibiting the employee from disclosing any confidential information about the Company, including the Company's technology or trade secrets.

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

      In other instances, the Company may have an obligation to pay royalties to, or reach a royalty arrangement with, a third party in consideration of the Company's use of developments of such third party. The Company has an exclusive licensing agreement with Yale for the technology used in nucleic acid probe products. The agreement covers licensed patents owned by Yale and licensed to the Company for the life of the patents which expire not earlier than 2004. See "Business-Technology and Product Development -BioProbe(R) Nucleic Acid Probe Labeling and Signal Generating System."

      In fiscal 1987, the Company entered into an agreement with The Research Foundation of the State University of New York giving the Company exclusive rights to a genetic engineering technology using antisense nucleic acid control methodologies. This technology is covered by three U.S. patent applications subsequently issued as patents by the U.S. Patent and Trademark Office. The first patent issued in March 1993; a second patent issued in May 1993; the third patent issued in December 1993. The term of the license agreement extends through the life of such patents as may issue therefrom. See "Business-Technology and Patent Development - Therapeutic Technology and Product Development."

Human Resources

      As of July 31, 1999, the Company employed 189 full-time and 41 part-time employees. Of the full-time employees, 33 were engaged in research, development, manufacturing and marketing of research products and 156 at the clinical reference laboratories. The scientific staff of the Company possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. The Company believes that relations with its employees are good.

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

      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this section herein in order to do so. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecast, estimated, or budgeted by the Company in forward-looking statements.

      (a) Heightened competition, including the intensification of price competition.

      (b) Impact of changes in payor mix, including the shift from traditional, fee-for-service medicine to managed-cost health care.

      (c) Adverse actions by governmental or other third-party payors, including unilateral reduction of fee schedules payable to the Company.

      (d) The impact upon the Company's collection rates or general or administrative expenses resulting from compliance with Medicare administrative policies including specifically the HCFA's recent requirement that laboratories performing certain automated blood chemistry profiles obtain and provide documentation of the medical necessity of tests included in the profiles for each Medicare beneficiary.

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

Item 2. Properties

      The following are the principal facilities of the Company:

                                                   Approximate      Approximate
                                                      Floor            Annual         Expiration
Location                 Principal Operations     Area (sq. ft.)     Base Rent           Date
--------                 --------------------     --------------     ---------           ----
60 Executive Blvd.   Corporate headquarters,          40,000        $1,080,000    November 30, 2004
                     clinical reference and
                     development facilities (See
                     note 4 of Notes to
                     Consolidated Financial
                     Statements)


527 Madison Ave.     Executive office                  6,400        $  288,000    December, 2003
New York, NY

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

      On June 1, 1998, the U.S. District Court for the District of Delaware issued its final decision in the case. In its decision the District Court held two of the Company's three antisense patents invalid and not infringed. The District Court declined to act on Calgene's claim that the Company's third antisense patent was invalid, citing lack of evidence. The District Court further held that the Calgene antisense patent was not invalid. Enzo appealed the District Court's judgment to the U.S. Court of Appeals for the Federal Circuit and Calgene cross-appealed. On September 24, 1999, the Court of Appeals issued its decision, rejecting Calgene's effort to invalidate Enzo's patent in genetic antisense technology, U.S. Patent No. 5,272,065, thus leaving it valid and standing. The Court of Appeals also clarified the District Court's judgment regarding two other of Enzo genetic antisense patents (5,190,931 and 5,208,149), limiting judgment of invalidity only to the claims of the two patents which had been asserted against Calgene. The Court of Appeals remanded the case to the District Court for determination of whether the case was exceptional, which related to Calgene's claim for attorney fees. On October 7, 1999, Calgene filed a petition for rehearing directed to the Court of Appeal's disposition of Calgene's cross-appeal as to Enzo patent. There can be no assurance that the Company will be successful in connection with Calgene's petition for rehearing and Calgene's claim that the case is exceptional, the latter to be there subject of further proceedings in the District Court. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

      In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. The case remains at an early stage. There can be no assurance that the Company will be successful in these proceedings. However, even if the Company is not successful, management does not believe that there will be a significant monetary impact.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of the Company's stockholders in the fourth fiscal quarter ended July 31, 1999.

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

      1999 Fiscal Year (August 1, 1998
      to July 31, 1999):
             1st Quarter                          $12 1/2     $6 3/8
             2nd Quarter                          $13 3/4     $9 5/8
             3rd Quarter                          $12 15/16   $8
             4th Quarter                          $19 15/16   $9 3/4

      On October 20, 1999, the last sale price of the Common Stock of the Company as reported on the American Stock Exchange was $24 11/16.

      As of October 20, 1999, the Company had approximately 1,350 record holders of its Common Stock.

      The Company has not paid a cash dividend on its Common Stock and intends to continue to follow a policy of retaining future earnings to finance its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

      On December 15, 1997, the Company declared a 5% stock dividend payable January 23, 1998 to shareholders of record as of January 9, 1998.

Item 6. Selected Financial Data

                                                               For the Years Ended July 31,
                                                   -----------------------------------------------------
                                                          (In thousands, except per share data)

                                                     1999       1998       1997        1996        1995
                                                     ----       ----       ----        ----        ----
Operating Results:
Operating revenues                                 $44,319    $40,417    $34,939     $34,490     $31,701

Litigation settlement, net of legal fees                --         --         --          --      21,860

Write-down of leasehold interest
  and related costs                                     --         --         --       7,613      11,400

Interest income, net                                 1,984      1,885      1,799       1,640         941

Income (loss) before benefit (provision)
  for taxes on income                                5,387      2,570      1,564      (7,508)      9,749

Benefit (provision) for taxes on
  income                                             1,128        822       (111)       (199)     (4,131)

Net income (loss)                                   $6,515     $3,392     $1,453     ($7,707)     $5,618
                                                    ======     ======     ======     =======      ======

Basic net income (loss) per common share:            $0.26      $0.14      $0.06       ($.32)       $.24
                                                     =====      =====      =====       =====        ====

Diluted net income (loss) per common share (1):      $0.26      $0.13      $0.06       ($.32)       $.23
                                                     =====      =====      =====       =====        ====

Denominator for per share calculation:
  Basic                                             24,933     24,653     24,162      23,840      23,105
  Diluted                                           25,477     25,746     25,498      23,840      24,229

Financial Position:
Working capital                                    $59,323    $52,973    $43,232     $29,451     $24,449
Total assets                                       $78,901    $72,153    $67,419     $62,838     $72,458
Long-term debt and obligation under
  capital lease                                         --         --        $46        $114      $4,698
Stockholders' equity                               $75,648    $68,783    $64,009     $55,253     $61,113

(1) In fiscal year 1996, potentially dilutive securities have not been included because the effect of their inclusion would have been anti-dilutive.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Company, at July 31, 1999 had cash and cash equivalents of $43.2 million, an increase of $9.7 million from July 31, 1998. The Company had net working capital of $59.3 million at July 31, 1999 compared to $53.0 million at July 31, 1998.

      The Company's income before taxes was $5.4 million which includes depreciation and amortization aggregating approximately $1.9 million. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities. The Company believes that its current cash position is sufficient for its foreseeable liquidity and capital resource needs, although there can be no assurance that future events will not alter such view.

      Net cash provided by operating activities for the 1999 fiscal year was approximately $11.1 million which also includes $5.0 million of cash received in connection with the litigation settlement as compared to net cash provided by operating activities of $8.3 million for the 1998 fiscal year. The increase in net cash provided by operating activities from fiscal 1998 to fiscal 1999 was primarily due to the Company's increase in net income for fiscal 1999.

      Net cash used by investing activities in fiscal 1999 amounted to approximately $1.5 million as a result of capital expenditures and deferred patent costs as compared to net cash used by investing activities of $1.0 million in fiscal 1998. The increase relates primarily to increased capital expenditures in fiscal 1999 compared to fiscal 1998.

      Net cash provided by financing activities of $.2 million in fiscal 1999 as compared to $1.1 million in fiscal 1998 represents a decrease of approximately $.9 million. This decrease was attributable primarily to a decrease in proceeds from stock options and warrants exercised during fiscal 1999.

      The Company's net accounts receivable of $15.0 million and $14.2 million represent 124 days and 128 days of operating revenues at July 31, 1999 and 1998 respectively. The change in net accounts receivable is due to an increase in accounts receivable at the clinical reference laboratory of approximately $.1 million and an increase of research products accounts receivable of approximately $.7 million.

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

Results of Operations

      Fiscal 1999 Compared to Fiscal 1998

      Revenues from operations for the fiscal year ended July 31, 1999 increased by $3.9 million over revenues from operations for the fiscal year ended July 31, 1998. This increase was due to an increase of $.3 million in revenues from the clinical reference laboratory operations over revenue for the similar activity in fiscal 1998 and a increase of $3.6 million in revenues from research product sales. The increase in revenues from the clinical laboratory operations resulted primarily from an increase in volume of diagnostic screening tests and an increase in esoteric testing revenue. The increase in research product sales resulted primarily from an increase in sales from the non-exclusive distribution agreements and an increase in direct sales of research products. The cost of research product revenues increased by $.4 million primarily as a result of the Company's increase in sales from the distribution agreements activities.

      Research and development expenses increased by approximately $.4 million as a result of an increase in research programs and the increased amortization of patent costs.

      The provision for uncollectible accounts receivable increased by $.3 million primarily due to increased revenues at the clinical reference laboratory and reduced reimbursements received by the Company from Medicare and other third party insurers who generally follow the reimbursement policies of Medicare.

      The Company's net accounts receivable from the clinical laboratory operations of $13.2 million and $13.1 million represent an average of 172 days of operating revenue at July 31, 1999 and 1998, respectively. The Company expects that in the future, as a result of the revised Medicare reimbursement policies, the Company will receive reimbursements and cash flows at the clinical reference laboratory at lower rates then those realized in fiscal 1999. The Company will continue its efforts at attempting to control costs associated with the performance of the tests; however, there can be no assurance that such efforts will be successful.

      Income before benefit (provision) for taxes on income from research and development activities and related costs amounts to $2.7 million in fiscal 1999, as compared to income before benefit (provision) for taxes on income of $.2 million in fiscal 1998. The increase in the profit is principally related to the increase in sales of product from the non-exclusive distribution agreements. Income before benefit (provision) for taxes on income from the clinical reference laboratories activities amounted to $2.4 million (9% of clinical laboratory services) as compared to $2.2 million (8% of clinical laboratory services) in fiscal 1998. This increase resulted principally from the increase in the operating revenues of esoteric testing.

      In fiscal 1999, the Company recorded a benefit for income taxes of $1.1 million versus a benefit of $.8 million in fiscal 1998. In the fourth quarter of fiscal 1999, the Company recorded a deferred tax benefit of $1.6 million resulting from a reversal of a portion of the deferred tax asset valuation allowance. This was based on management's determination that it was more likely than not that a portion of the deferred tax asset would be realized.

Fiscal 1998 Compared to Fiscal 1997

      Revenues from operations for the fiscal year ended July 31, 1998 ("fiscal 1998") increased by $5.5 million over revenues from operations for the fiscal year ended July 31, 1997 ("fiscal 1997"). This increase was due to an increase of $6.0 million in revenues from the clinical reference laboratory operations over revenue for the similar activity in fiscal 1997 and offset by a decrease of $0.5 million in revenues from research product sales. The increase in revenues from the clinical laboratory operations resulted primarily from an increase in volume of diagnostic screening tests and an increase in esoteric testing revenue. The decrease in research product sales resulted primarily from a decrease in lower profit margin sales from the non-exclusive distribution agreements.

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

      The provision for uncollectible accounts receivable increased by $4.0 million primarily due to increased revenues at the clinical reference laboratory and reduced reimbursements received by the Company from Medicare and other third party insurers who generally follow the reimbursement policies of Medicare. Also, increases in esoteric screening tests not usually covered by third party insurance carriers contributed to this increase.

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

      Income before benefit (provision) for taxes on income from the clinical reference laboratories activities amounted to $2.2 million (8% of clinical laboratory services) as compared to $1.5 million (7% of clinical laboratory services) in fiscal 1997. This increase resulted principally from the increase in the operating revenues of esoteric testing.

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

      The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness for third-party vendors and payers, the Company is unable to determine at this time whether the consequences of potential Year 2000 business disruptions will have a material impact on the Company's results of operation, liquidity and financial condition.

      For the "Year 2000" issue, the Company has identified those systems that require changes to accommodate the Year 2000. The systems were completely upgraded with new hardware and new software with an approximate cost of $500,000 which have been capitalized as property and equipment. The payor systems are being converted per instructions on the part of each payor (i.e. Medicare, Medicaid, insurance companies, etc.).

      The Company could experience collection delays if Medicare or other large third party payers (such as insurance companies) experience Year 2000 problems. Medicare carriers are being required to implement new programs required by the 1997 Balanced Budget Act at the same time that they are attempting to make their systems Year 2000 compliant. In September 1998, the General Accounting Office reported that "HCFA and its contractors are behind schedule in repairing, testing and implementing the mission-critical systems supporting Medicare" and concluded that "it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000." However, HCFA is expected to develop contingency plans that may include making estimated payments to providers based on historical claims experience in the event of a system failure during the Year 2000.

      While the Company believes that its Year 2000 readiness program significantly reduces the potential adverse effect of any such disruptions, the Company cannot guarantee that the Year 2000 problem will not result in significant business disruptions.

Item 7A     Quantitative and Qualitative Disclosures About Market Risk

            Not Applicable

Item 8.     Financial Statements and Supplementary Data

            The response to this item is submitted in a separate section of this report. See Item 14(a) (1) and (2)

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

      JOHN B. SIAS (age 72) has been a Director of the Company since January 1982. Mr. Sias has been President and Chief Executive Officer of Chronicle Publishing Company since April 1993. From January 1986 until April 1993, Mr. Sias was President of ABC Network Division, Capital Cities/ABC, Inc. From 1977 until January 1986 he was the Executive Vice President, President of the Publishing Division (which includes Fairchild Publications) of Capital Cities Communications, Inc.

      JOHN J. DELUCCA (age 56) has been a Director of the Company since January 1982. Since January 1999, Mr. Delucca has been Chief Financial Officer & Executive Vice President, Finance & Administration of Coty, Inc. From October 1993 until January 1999, he was Senior Vice President and Treasurer of RJR Nabisco, Inc. From January 1992 until October 1993, he was managing director and Chief Financial Officer of Hascoe Associates, Inc. From October 1, 1990 to January 1992 he was President of The Lexington Group. From September 1989 until September 1990, he was Senior Vice President-Finance of the Trump Group. From May 1986 until August 1989, he was senior Vice President-Finance at International Controls Corp. From February 1985 until May 1986, he was a Vice President and Treasurer of Textron, Inc. Prior to that he was a Vice President and Treasurer of the Avco Corporation, which was acquired by Textron.

      During the fiscal year ended July 31, 1999, there were five formal meetings of the Board of Directors, several actions by unanimous consent and several informal meetings. The Board of Directors has an Audit Committee and Stock Option Committee. The Audit Committee had one formal meeting and the Stock Option Committee had three formal meetings in fiscal 1999.

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

      DR. ELAZAR RABBANI (age 55) has served as President and a Director of the Company since its organization in 1976. Dr. Rabbani received his B.A. degree from New York University in Chemistry and his Ph.D. degree in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

      SHAHRAM K. RABBANI (age 47) has served as Chief Operating Officer, Secretary, and Treasurer of the Company since November 1996, as Executive Vice President from September 1981 to November 1996 and as Vice President, Treasurer and a Director of the Company since its organization. Mr. Rabbani received a B.A. degree in chemistry from Adelphi University.

      BARRY W. WEINER (age 48) has served as President of the Company since November 1996 and as a Director of the Company since its organization. Mr. Weiner has served as an Executive Vice President of the Company from September 1981 to November 1996, as a Vice President of the Company from the Company's organization to November 1996 and as Secretary of the Company from March 1980 to November 1996. He was employed by Colgate-Palmolive Company, New York, New York from August 1974 until March 1980, when he joined the Company on a full-time basis. Mr. Weiner received his B.S. degree in Economics from New York University and M.B.A. from Boston University. Mr. Weiner is a Director of the New York State Biotechnology Association.

      DR. NORMAN E. KELKER (age 60) has been a Vice President of the Company since September 1981. Effective January 1, 1989, he was promoted to Senior Vice President. From 1975 until he joined the Company, Dr. Kelker was an Associate Professor in the Department of Microbiology of the New York University School of Medicine. He holds a Ph.D. from Michigan State University.

      DR. DEAN ENGELHARDT (age 59) has been Vice President since September 1981. Effective January 1, 1989, he was promoted to Senior Vice President. Prior to joining the Company he was Associate Professor of Microbiology at Columbia University College of Physicians and Surgeons. He obtained his Ph.D. from Rockefeller University.

      HERBERT B. BASS (age 51) is Vice President of Finance of the Company. Prior to his promotion, Mr. Bass was the Corporate Controller of Enzo. Before joining Enzo in 1986, Mr. Bass held various positions at Danziger & Friedman, Certified Public Accountants, from 1979 to 1986, the most recent of which was audit manager. For the preceding seven years he held various positions at Berenson & Berenson, C.P.A's. Mr. Bass holds a Bachelor degree in Business Administration from Baruch College.

      DR. BARBARA E. THALENFELD (age 59) is Vice President of Corporate Development and has been with Enzo since 1982. Prior to joining the Company she held an NIH research fellowship at Columbia University. She received a Ph.D. from Hebrew University-Hadassah Medical Center and an M.S. from Yale University.

      DAVID C. GOLDBERG (age 42) is Vice President of Business Development. Prior to joining Enzo in 1985, he was employed at DuPont NEN Products. He received an M.S. from Rutgers University and an MBA from New York University.

      Dr. Elazar Rabbani and Shahram K. Rabbani are brothers and Barry W. Weiner is their brother-in-law.

Item 11. Executive Compensation

            The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 29, 1999 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

            The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 29, 1999 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

            The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 29, 1999 and is incorporated herein by reference.

PART IV

Item 14.    Exhibits. Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)   Consolidated Financial Statements
              Consolidated Balance Sheet - July 31, 1999 and 1998
              Consolidated Statement of Operations-
                Years ended July 31, 1999, 1998 and 1997
              Consolidated Statement of Stockholders' Equity-
                Years ended July 31, 1999, 1998 and 1997
              Consolidated Statement of Cash Flows-
                Years ended July 31, 1999, 1998 and 1997
              Notes to Consolidated Financial Statements.

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

            10(i) Leasehold Mortgage and Security Agreement dated as of February 5, 1986. (8)

            10(j)       Loan Agreement dated as of December 31, 1985. (8)

            10(k)       Restricted Stock Plan. (8)

            10(p)       Agreement with First New York Bank for Business. (14)

            10(q)       Agreement with BioHealth Laboratories, Inc.
                        shareholders. (15)

            10(r)       Agreement with Johnson & Johnson, Inc. (16)

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

            10(u)       Employment Agreement with Shahram Rabbani. (16)

            10(v)       Employment Agreement with Barry Weiner. (16)

            10(w)       1994 Stock Option Plan (17).

            10(x)       Stipulation of Settlement with the City of New York.
                        (18)

            10(y) Agreement with Corange International Limited (Boehringer Mannheim) effective April 1994. (19)(20)

            10(z) Agreement with Amersham International effective February 1995. (18)(21)

            10(aa)      Agreement with Dako A/S effective May 1995. (18)(21)

            l0(bb) Agreement with Baxter Healthcare Corporation (VWR Scientific Products) effective September 1995. (18)(19)

            10(cc)      Agreement with Yale University and amendments thereto.
                        (19)(21)

            10(dd)      Agreement with The Research Foundation of the State of
                        New York effective May 1987. (l8)(21)
            l0(ee)      1999 Stock Option Plan filed. (20)

            11          Computation of per-share earnings filed herewith.

            21          Subsidiaries of the registrant:
                        Enzo Clinical Labs, Inc., a New York corporation. Enzo Diagnostics, Inc., a New York corporation. Enzo Therapeutics, Inc., a New York corporation.

            23          Consent of Independent Auditors filed herewith.

            27          Financial Data Schedule filed herewith.

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

(8) These exhibits were filed as exhibits to the Company's Quarterly Report on Form l0-Q for the quarter ended January 31, 1986 and are incorporated herein by reference.

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

(17) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31,1995 and is incorporated herein by reference.

(18) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1996 or previously filed Amendment thereto and is incorporated by reference.

(19) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1997 or previously filed Amendment thereto and is incorporated by reference.

(20) This exhibit was filed with the Company's Registration Statement on Form S-8 (333-87153) and is incorporated herein by references

(21) These exhibits are subject to a confidential treatment request pursuant to Securities Exchange Act Rule 24b-2

(b) The Company's Current Reports on Form 8-K filed during the quarter ended July 31, 1999 -- none

(c) See Item 14(a)(3), above.

(d) See Item 14(a)(2), above.

                                  *************

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENZO BIOCHEM, INC.

Date:         October 26, 1999            By:   /s/ Elazar Rabbani Ph.D.
                                                ------------------------
                                                Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: Elazar Rabbani Ph.D.                               October 26, 1999
---------------------------
Elazar Rabbani
Chairman of Board of Directors
(Principal Executive Officer)

By: Shahram K. Rabbani                                 October 26, 1999
---------------------------
Shahram K. Rabbani,
Chief Operating Officer, Secretary
and Director (Principal Financial and
Accounting Officer)

By: Barry W. Weiner                                    October 26, 1999
---------------------------
Barry W. Weiner,
President and Director

---------------------------
John B. Sias, Director

---------------------------
John J. Delucca, Director

FORM 10-K, ITEM 14(a) (1) and (2)
ENZO BIOCHEM, INC.

                  LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements and financial statement schedules of Enzo Biochem, Inc. are included in Item 14(a):

Report of Independent Auditors                                         F-2

Consolidated Balance Sheet -- July 31, 1999 and 1998                   F-3

Consolidated Statement of Operations --
      Years ended July 31, 1999, 1998 and 1997                         F-4

Consolidated Statement of Stockholders' Equity --
      Years ended July 31, 1999, 1998 and 1997                         F-5

Consolidated Statement of Cash Flows --
      Years ended July 31, 1999, 1998 and 1997                         F-6

Notes to Consolidated Financial Statements                             F-8

Schedule II - Valuation and Qualifying
      Accounts -- Years ended July 31, 1999, 1998 and 1997             F-19

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors and Stockholders
Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. (the "Company") as of July 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   /s/ Ernst & Young LLP

Melville, New York
October 15, 1999

                               ENZO BIOCHEM, INC.
                           CONSOLIDATED BALANCE SHEET
                             July 31, 1999 and 1998

                                     ASSETS                                                                1999           1998
                                                                                                           ----           ----
Current assets:
   Cash and cash equivalents                                                                        $43,218,000    $33,542,500
   Accounts receivable, less allowance for doubtful accounts of $6,027,000 in 1999 and
      $5,148,500 in 1998                                                                             15,007,700     14,196,400
   Current portion of note receivable -- litigation settlement                                               --      4,941,600
   Inventories                                                                                        1,426,700      1,393,000
   Deferred taxes                                                                                     1,186,300        471,000
   Other                                                                                                846,700        843,900
                                                                                                    -----------    -----------
Total current assets                                                                                 61,685,400     55,388,400

Property and equipment, at cost less accumulated depreciation and amortization                        2,824,200      2,569,900
Cost in excess of fair value of net tangible assets acquired, less accumulated amortization
   of $4,239,600 in 1999 and $3,869,100 in 1998                                                       8,563,700      8,934,200
Deferred patent costs, less accumulated amortization of $4,080,400 in 1999 and $3,402,600 in 1998     4,311,900      4,558,700
Deferred taxes                                                                                        1,388,700        554,000
Other                                                                                                   127,000        148,200
                                                                                                    -----------    -----------
                                                                                                    $78,900,900    $72,153,400
                                                                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                                            $1,196,100     $1,439,100
   Income taxes payable                                                                                 300,000        164,000
   Other accrued expenses                                                                               866,300        803,400
   Current portion of long-term debt                                                                         --          8,900
                                                                                                    -----------    -----------
Total current liabilities                                                                             2,362,400      2,415,400

Deferred liabilities                                                                                    890,500        955,000

Commitments and contingencies (Notes 5, 6, and 9)

Stockholders' equity:
   Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding
   Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding:
     24,957,700 in 1999 and 24,905,300 in 1998                                                          249,600        249,100
   Additional paid-in capital                                                                        92,452,200     92,102,700
   Accumulated deficit                                                                              (17,053,800)   (23,568,800)
                                                                                                    -----------    -----------
Total stockholders' equity                                                                           75,648,000     68,783,000
                                                                                                    -----------    -----------

                                                                                                    $78,900,900    $72,153,400
                                                                                                    ===========    ===========

See accompanying notes

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    Years ended July 31, 1999, 1998 and 1997

                                                                                           1999          1998          1997
                                                                                           ----          ----          ----
Revenues:
   Research product revenues                                                            $16,278,600   $12,660,900   $13,189,600
   Clinical laboratory services                                                          28,040,800    27,756,100    21,748,900
                                                                                        -----------   -----------   -----------
                                                                                         44,319,400    40,417,000    34,938,500

Costs and expenses:
   Cost of research product revenues                                                      7,883,700     7,496,600     8,410,200
   Cost of clinical laboratory services                                                   8,285,000     8,247,200     7,153,400
   Research and development expense                                                       4,427,000     3,983,500     3,561,900
   Selling expense                                                                        2,782,800     2,728,000     2,718,800
   Provision for uncollectable accounts receivable                                        9,960,800     9,627,500     5,633,600
   General and administrative expense                                                     7,577,400     7,648,600     7,696,100
                                                                                        -----------   -----------   -----------
                                                                                         40,916,700    39,731,400    35,174,000
                                                                                        -----------   -----------   -----------
Income (loss) before interest income, net and benefit (provision) for taxes on income     3,402,700       685,600      (235,500)
Interest income, net                                                                      1,983,900     1,884,600     1,799,300
                                                                                        -----------   -----------   -----------
Income before benefit (provision) for taxes on income                                     5,386,600     2,570,200     1,563,800
Benefit (provision) for taxes on income                                                   1,128,400       821,600      (111,000)
                                                                                        -----------   -----------   -----------

Net income                                                                               $6,515,000    $3,391,800    $1,452,800
                                                                                        ===========   ===========   ===========

Net income per common share:
   Basic                                                                                       $.26          $.14          $.06
                                                                                               ====          ====          ====
   Diluted                                                                                     $.26          $.13          $.06
                                                                                               ====          ====          ====

Denominator for per share calculation:
   Basic                                                                                 24,933,000    24,653,000    24,162,000
                                                                                        ===========   ===========   ===========
   Diluted                                                                               25,477,000    25,746,000    25,498,000
                                                                                        ===========   ===========   ===========

See accompanying notes.

                               ENZO BIOCHEM, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Years ended July 31, 1999, 1998 and 1997

                                                                  Common      Common     Additional                        Total
                                                                   Stock       Stock      paid-in       Accumulated    Shareholders'
                                                                  Shares      Amount      Capital         deficit         equity
                                                                  ------      ------      -------         -------         ------
Balance at July 31, 1996                                        21,624,900   $216,400   $83,450,000    $(28,413,400)   $55,253,000

Increase in common stock and paid-in capital due to
   5% stock dividend (fair value on date declared $18,225,000)   1,080,000     10,800       (10,800)             --             --

Net income for the year ended July 31, 1997                             --         --            --       1,452,800      1,452,800

Increase in common stock and paid-in capital due to
   exercise of stock options and warrants                          203,000      2,000       809,100              --        811,100

Increase in common stock and paid-in capital due to
   exchange of stock for debt, net of offering costs               415,000      4,000     6,072,800              --      6,076,800

Issuance of stock for employee 401(k) plan                           7,000        100       128,800              --        128,900

Proceeds from the issuance of common stock                              --         --       286,300              --        286,300
                                                                ----------   --------   -----------    ------------    -----------

Balance at July 31, 1997                                        23,329,900    233,300    90,736,200     (26,960,600)    64,008,900

Increase in common stock and paid-in capital due to
   5% stock dividend (fair value on date declared $18,010,800)   1,166,500     11,700       (11,700)             --             --

Net income for the year ended July 31, 1998                             --         --            --       3,391,800      3,391,800

Increase in common stock and paid-in capital due to
   exercise of stock options and warrants                          399,200      4,000     1,093,800              --      1,097,800

Increase in common stock and paid-in capital due to
   issuance of warrants as compensation for services performed          --         --       150,000              --        150,000

Issuance of stock for employee 401(k) plan                           9,700        100       134,400              --        134,500
                                                                ----------   --------   -----------    ------------    -----------

Balance at July 31, 1998                                        24,905,300    249,100    92,102,700     (23,568,800)    68,783,000

Net income for the year ended July 31, 1999                             --         --            --       6,515,000      6,515,000

Increase in common stock and paid in capital due to
   exercise of stock options and warrants                           34,200        300       162,200              --        162,500

Issurance of stock for employee 401(k) plan                         18,200        200       187,300              --        187,500
                                                                ----------   --------   -----------    ------------    -----------

Balance at July 31, 1999                                        24,957,700   $249,600   $92,452,200    $(17,053,800)   $75,648,000
                                                                ==========   ========   ===========    ============    ===========

See accompanying notes.

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Years ended July 31, 1999, 1998 and 1997

                                                                               1999           1998          1997
                                                                               ----           ----          ----
Cash flows from operating activities:
  Net income                                                                $6,515,000     $3,391,800    $1,452,800
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization of property and equipment                    883,300        853,000       887,900
    Amortization of costs in excess of fair value of net tangible assets
      acquired                                                                 370,500        370,500       370,400
    Amortization of deferred patent costs                                      677,800        640,000       586,800
    Provision for uncollectible accounts receivable                          9,960,800      9,627,500     5,633,600
    Deferred income tax benefit                                             (1,550,000)    (1,025,000)           --
    Issuance of warrants as compensation for services performed                     --        150,000            --
    Legal expenses converted into stock                                             --             --       142,300
    Other                                                                           --          6,600            --
    Accretion of interest on note receivable                                   (58,400)      (253,000)     (575,000)
    Issuance of stock for employee 401(k) plan                                 187,500        134,500       128,900
    Deferred liabilities                                                       (64,500)       (35,500)      (17,500)

    Changes in operating assets and liabilities:
      Note receivable - litigation settlement                                5,000,000      5,000,000     5,000,000
      Accounts receivable before provision for uncollectible amounts       (10,772,100)   (11,838,500)   (7,130,800)
      Inventories                                                              (33,700)       166,000       251,500
      Other assets                                                              (2,800)       967,500       710,300
      Trade accounts payable and accrued expenses                             (180,100)        64,100       109,000
      Income taxes payable                                                     136,000         36,000       128,000
                                                                           -----------    -----------    ----------

        Total adjustments                                                    4,554,300      4,863,700     6,225,400
                                                                           -----------    -----------    ----------

          Net cash provided by operating activities                         11,069,300      8,255,500     7,678,200


                         (Continued on following page.)

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Years ended July 31, 1999, 1998, and 1997

                                                                 1999           1998           1997
                                                                 ----           ----           ----
Cash flows from investing activities:
  Capital expenditures                                       $(1,137,600)     $(577,700)     $(691,000)
  Patent costs deferred                                         (431,000)      (441,100)      (465,800)
  Decrease (increase) in security deposits                        21,200          4,200         (2,700)
                                                             -----------    -----------    -----------

    Net cash used by investing activities                     (1,547,400)    (1,014,600)    (1,159,500)

Cash flows from financing activities:
  Payments of obligations under capital leases                    (8,900)        (8,900)       (28,800)
  Proceeds from the exercise of stock options and warrants       162,500      1,097,800        811,100
  Payment of loans payable to bank and long term debt                 --        (37,700)       (34,600)
  Proceeds from the issuance of common stock                          --             --        286,300
  Payment for common stock offering costs                             --             --        (95,000)
                                                             -----------    -----------    -----------

    Net cash provided by financing activities                    153,600      1,051,200        939,000
                                                             -----------    -----------    -----------

Net increase in cash and cash equivalents                      9,675,500      8,292,100      7,457,700

Cash and cash equivalents at the beginning of the year        33,542,500     25,250,400     17,792,700
                                                             -----------    -----------    -----------

Cash and cash equivalents at the end of the year             $43,218,000    $33,542,500    $25,250,400
                                                             ===========    ===========    ===========

See accompanying notes.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1999, 1998 and 1997

Note 1 - Business and summary of significant accounting policies

Business

Enzo Biochem, Inc. (the "Company") is engaged in research, development, manufacturing and marketing of diagnostic and research products based on genetic engineering, biotechnology and molecular biology. These products are designed for the diagnosis of and/or screening for infectious diseases, cancers, genetic defects and other medically pertinent diagnostic information. The Company is conducting research and development activities in the development of therapeutic products based on the Company's technology platform of genetic modulation and immune modulation. The Company also operates a clinical reference laboratory that offers and provides diagnostic medical testing services to the health care community.

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

Cash equivalents consist of short-term debt securities of domestic companies that the Company intends to hold to maturity that range from August 1999 to October 1999. The market values of these securities, as determined by quoted sources, aggregated $42,637,800 and $32,440,000 at July 31, 1999 and 1998,
respectively, and approximated cost at the respective dates.

Concentration of credit risk

Approximately 88% and 92% at July 31, 1999 and 1998, respectively, of the Company's net accounts receivable relate to its clinical reference laboratory business that operates in the New York Metropolitan area. Concentration of credit risk with respect to accounts receivable are limited due to the diversity of the Company's client base. However, the Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during each of the fiscal years ended July 31, 1998 and 1997 approximated 10% and 12%, respectively of revenue. The provision for uncollectible accounts receivable increased by $333,300 in fiscal 1999, primarily due to increased revenues. The fiscal 1999 increase is also attributable to an increase in esoteric screening tests not usually covered by third party insurers. Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements which would have a material effect on the Company's financial statements.

At July 31, 1999 and 1998, 2% and 4% of the Company's net accounts receivable relate to amounts due from the one major distributor, under a non-exclusive distribution and supply agreement. Research product revenues from the distributor represented approximately 22% and 21% and 25% of consolidated operating revenues in fiscal 1999, 1998 and 1997, respectively.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1999, 1998 and 1997

Note 1 - Business and summary of significant accounting policies (Cont'd)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and equipment

Equipment is being depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the related leases or estimated useful lives of the assets, whichever is shorter.

Amortization of intangible assets

The cost in excess of fair value of net tangible assets acquired is being amortized on the straight-line method over periods of fifteen to forty years.

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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires the liability method of accounting for income taxes. Under the liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. SFAS No. 109 requires that any tax benefits recognized for net operating loss carryforwards and other items be reduced by a valuation allowance where it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1999, 1998 and 1997

Note 1 - Business and summary of significant accounting policies (Cont'd)

Impairment of Long-Lived Assets

In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes the accounting for the impairment of long-lived assets, certain identifiable intangibles and the excess of cost over net assets acquired, related to those assets to be held and used in operations, whereby impairment losses are required to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting of long-lived assets and certain identifiable intangibles that are expected to be disposed of. The adoption of SFAS No. 121 did not have a material effect on the consolidated results of operations or financial condition of the Company.

Net income per share

In fiscal 1998, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS No.128 requirements.

The net income per share amounts for fiscal 1997 has been retroactively adjusted to reflect the 5% stock dividends declared in December 1997 (See Note 11).

The following table sets forth the computation of basic and diluted net income per share pursuant to SFAS No. 128.

                                               1999         1998         1997
                                               ----         ----         ----
      Numerator:
      Net income for numerator for
          basic and diluted net income per
          common share                      $6,515,000   $3,391,800   $1,452,800
                                            ==========   ==========   ==========

      Denominator:
      Denominator for basic net income per
          common share-weighted-average
          shares                            24,933,000   24,653,000   24,162,000

      Effect of dilutive employee and
          director stock options and
          warrants (a)                         544,000    1,093,000    1,336,000
                                            ----------   ----------   ----------

      Denominator for diluted net income
          per share-adjusted
          weighted-average shares           25,477,000   25,746,000   25,498,000
                                            ==========   ==========   ==========

      Basic net income per share                  $.26         $.14         $.06
                                                  ====         ====         ====

      Diluted net income per share                $.26         $.13         $.06
                                                  ====         ====         ====

      (a) Potentially dilutive employee and director stock options and warrants that have been excluded from this amount because they are anti-dilutive amounted to 724,000, 89,000 and 71,000 in fiscal 1999,1998 and 1997, respectively.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1999, 1998 and 1997

Note 2 - Supplemental disclosure for statement of cash flows

In the years ended July 31, 1999, 1998 and 1997, the Company paid cash for interest of approximately $0, $5,000 and $17,000, respectively.

In the years ended July 31, 1999, 1998 and 1997, the Company paid cash for income taxes of approximately $286,000, $176,000 and $20,000 respectively, and received refunds of income taxes previously paid of approximately $0 in fiscal 1999, $9,000 in fiscal 1998 and $45,000 in fiscal 1997.

Other noncash items:

In fiscal 1997, the Company issued 415,000 shares of common stock in exchange for approximately $6,172,000 in accrued legal fees and costs.

Note 3 - Inventories

At July 31, 1999 and 1998 inventories consist of:

                                                             1999           1998
                                                             ----           ----
Raw materials                                            $108,100        $68,300
Work in process                                           833,400        927,700
Finished products                                         485,200        397,000
                                                       ----------     ----------
                                                       $1,426,700     $1,393,000
                                                       ==========     ==========

Note 4 - Property and equipment

At July 31, 1999 and 1998 property and equipment consist of:
                                                             1999           1998
                                                             ----           ----
Laboratory machinery and equipment                     $2,349,200     $2,128,300
Leasehold improvements                                  2,266,500      2,231,200
Office furniture and equipment                          4,848,800      4,189,100
                                                       ----------     ----------
                                                        9,464,500      8,548,600
Accumulated depreciation and amortization               6,640,300      5,978,700
                                                       ----------     ----------
                                                       $2,824,200     $2,569,900
                                                       ==========     ==========

Note 5 - Lease obligations

Enzo Clinical Labs, Inc. ("Enzo Clinical Labs"), a wholly-owned subsidiary of the Company, leases its office and laboratory space under several leases that expire between September 1, 1999 and November 30, 2004. Certain officers of the Company own the building that Enzo Clinical Labs uses as its main facility. In addition to the minimum annual rentals of space, this lease is subject to an escalation clause. Rent expense under this lease approximated $986,000, $924,000 and $982,000 in fiscal 1999, 1998 and 1997, respectively.

Total consolidated rent expense incurred by the Company during fiscal 1999, 1998 and 1997 was approximately $1,527,000, $1,382,000 and $1,149,000 respectively.
Minimum annual rentals under operating lease commitments for fiscal years ending July 31 are as follows:

                          2000             $1,258,000
                          2001              1,210,000
                          2002              1,192,000
                          2003              1,232,000
                          2004              1,055,000
                          Thereafter          318,000
                                           ----------
                                           $6,265,000
                                           ==========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1999, 1998 and 1997

Note 6 - Litigation

Johnson & Johnson, Inc.

On October 19, 1994, the Company executed an agreement in settlement of various disputes in relation to research and development agreements between the Company and Ortho Diagnostic Systems Inc.("Ortho"), a subsidiary of Johnson & Johnson (J&J). Pursuant to this settlement agreement, the Company received $15.0 million in cash, of which $6.5 million related to amounts due under the agreements referred to above, and a promissory note requiring J&J and Ortho to pay a total of $5.0 million a year for each of the four successive anniversaries of said date. Pursuant to the terms of the settlement, all of the Company's grants, licenses and intellectual property have been returned to the Company in totality. The remainer of the future payments were recorded at their net present value of $4.9 million at July 31, 1998 in the accompanying consolidated balance sheet, using a discount rate of 5.25%.

Patent Infringement - Calgene, Inc.

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

      On June 1, 1998, the U.S. District Court for the District of Delaware issued its final decision in the case. In its decision the District Court held two of the Company's three antisense patents were invalid, and not infringed. The District Court declined to act on Calgene's claim that the Company's third antisense patent was invalid citing lack of evidence. The District Court further held that the Calgene antisense patent was not invalid. Enzo appealed the District Court's judgment to the U.S. Court of Appeals for the Federal Circuit and Calgene cross-appealed. On September 24, 1999, the Court of Appeals issued its decision, rejecting Calgene's effort to invalidate Enzo's patent in genetic antisense technology, U.S. Patent No. 5,272,065, thus leaving it valid and standing. The Court of Appeals also clarified the District Court's judgment regarding two other of Enzo's genetic antisense patents (5,190,931 and 5,208,149), limiting judgment of invalidity only to the claims of the two patents which had been asserted against Calgene. The Court of Appeals remanded the case to the district court for determination of whether the case was exceptional, which related to Calgene's claim for attorney fees. On October 7, 1999, Calgene filed a petition for rehearing directed to the Court of Appeal's disposition of Calgene's cross-appeal as to Enzo patent. There can be no assurance that the Company will be successful in connection with Calgene's petition for rehearing and Calgene's claim that the case is exceptional, the latter to be the subject of further proceedings in the district court. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1999, 1998 and 1997

Note 6 - Litigation (Cont'd)

Patent Infringement - Other

In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. The case remains at an early stage. There can be no assurance that the Company will be successful in these proceedings. However, even if the Company is not successful, management does not believe that there will be a significant monetary impact.

Note 7 - Income taxes

The tax benefit (provision) is calculated under the provisions in SFAS No. 109.

                                              1999          1998           1997
                                              ----          ----           ----
Current
     Federal                             $(108,000)     $(76,000)      $(38,000)
     State and local                      (313,600)     (127,400)       (73,000)

Deferred                                 1,550,000     1,025,000             --
                                        ----------     ---------      ---------

Benefit (provision)  for income taxes   $1,128,400      $821,600      $(111,000)
                                        ==========     =========      =========

Current Federal income taxes provided for in fiscal 1999, 1998, and 1997 are based on the alternative minimum tax method.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred income taxes are as follows:

                                                       1999            1998
                                                       ----            ----
Deferred tax liability:
     Deferred patent costs                          $(1,804,000)    $(1,907,000)
Deferred tax assets:
     Provision for uncollectable accounts
         receivable                                   1,517,000       1,587,000
     Net operating loss carry forwards                4,473,000       6,779,000
     Alternative minimum tax credits                    586,000         665,000
     Other                                              373,000         399,000
                                                    -----------     -----------
                                                      6,949,000       9,430,000

Valuation allowance for deferred tax assets          (2,570,000)     (6,498,000)
                                                    -----------     -----------
Net deferred tax asset                               $2,575,000      $1,025,000
                                                    ===========     ===========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1999, 1998 and 1997

Note 7 - Income taxes (Cont'd)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies which can be implemented by the Company in making this assessment. The Company had provided a full valuation allowance for the net deferred tax asset at July 31, 1997. In fiscal 1999 and 1998, management reversed a portion of the deferred tax asset valuation allowance as management considered that it was more likely than not that a portion of the deferred tax asset would be realized. The valuation allowance decreased $3,928,000, $2,326,000 and $747,000 in fiscal 1999, 1998 and 1997, respectively.

The Company has net operating loss carry forwards of approximately $10,708,000 which are due to expire through 2011. The Company realized a benefit from the utilization of net operating loss carry forwards of $2,306,000, $1,877,000 and $877,000 in fiscal 1999, 1998 and 1997, respectively. The Company also has alternative minimum tax credits which do not expire.

The (benefit) provision for income taxes were at rates different from U.S. federal statutory rates for the following reasons:

                                                           1999    1998    1997
                                                           ----    ----    ----
Federal statutory rate                                      34%     34%     34%
Expenses not deductible for income
   tax return purposes                                       4%      7%     13%
State income taxes, net of federal tax deduction
   and change in deferred tax asset valuation reserve       --      (2%)     4%
Change in deferred tax asset valuation reserve and
   benefits recognized from net operating losses           (59%)   (71%)   (44%)
                                                           ---     ---     ---
                                                           (21%)   (32%)     7%
                                                           ===     ===     ===

Note 8 - Stock options and warrants

In fiscal 1997, the Company adopted the disclosure provisions of SFAS No. 123. SFAS No. 123 defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but are required to disclose in a note to the consolidated financial statements proforma net income and per share amounts as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements.

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

The Company has an incentive stock option plan and a restricted stock incentive plan and has issued other options and warrants, as described below. All share information has been adjusted to reflect a 5% stock dividend declared on December 15, 1997 (See Note 11).

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1999, 1998 and 1997

Note 8 - Stock options and warrants (Cont'd)

Incentive stock option plan

The Company has an incentive stock option plan ("1983 plan") under which the Company may grant options for up to 1,041,863 shares of common stock. No additional options may be granted under the 1983 plan. The exercise price of options granted under such plan is equal to or greater than fair market value of the common stock on the date of grant. The Company has stock option plans ("1993 plan" and "1994 plan") under which the Company may grant options for up to 1,736,438 shares (1993 plan) and for up to 1,099,744 shares (1994 plan) of common stock. No additional options may be granted under the 1993 plan or the 1994 plan. During fiscal 1999, the Company set up a new incentive stock option plan ("1999 plan") under which the Company may grant up to 950,000 shares of common stock. The options granted pursuant to the plans may be either incentive stock options or nonstatutory options. To date, the Company has only granted incentive stock options under these plans.

A summary of the information pursuant to the Company's stock options plans for the years ended July 31, 1999, 1998 and 1997 under SFAS No. 123 is as follows:

                                     1999                              1998                                1997
                         ------------------------------   --------------------------------   --------------------------------
                                      Weighted -Average                  Weighted -Average                  Weighted -Average
                          Options      Exercise Price      Options        Exercise Price      Options        Exercise Price
                          -------      --------------      -------        --------------      -------        --------------
Outstanding at
Beginning of
year                     2,169,251          $9.15         2,124,989            $8.13         2,148,760            $ 7.73
   Granted                 603,500           8.41           273,000            13.51           116,550             14.79
   Exercised               (26,432)          5.98          (212,612)            3.72           (73,618)             5.86
   Terminated              (45,380)         13.40           (16,126)           12.41           (66,703)            10.62
                         ---------                        ---------                          ---------

Outstanding at
end of year              2,700,939          $8.98         2,169,251            $9.15         2,124,989            $ 8.11
                         =========          -----         =========            -----         =========            ------

Exercisable at
end of year              1,793,183                        1,602,767                          1,446,253
                         =========                        =========                          =========

Weighted average
fair value of
options granted
during year              $5.80                            $9.40                              $ 10.86
                         =====                            =====                              =======

The following table summarizes information for stock options outstanding at July 31, 1999:

                                      Options Outstanding                                 Options Exercisable
                      ----------------------------------------------------        ---------------------------------
                                    Weighted-Average
       Range of                            Remaining      Weighted-Average                         Weighted-Average
Exercise prices          Shares     Contractual Life        Exercise Price           Shares          Exercise Price
---------------          ------     ----------------        --------------           ------          --------------
  $1.30                 122,788            2.3 years                 $1.30          122,788                   $1.30
  $2.70 - $2.92         102,760            0.1 years                  2.73          102,760                    2.73
  $3.89                  95,641            3.2 years                  3.89           95,641                    3.89
  $5.62 - $6.59           9,456            3.6 years                  5.91            9,456                    5.91
  $6.63 - $9.83       1,435,447            5.8 years                  7.42        1,102,947                    7.54
$10.13 - $14.17         859,409            8.2 years                 12.39          304,416                   13.48
$15.71 - $17.46          75,438            7.0 years                 16.47           55,175                   16.75
                      ---------                                                   ---------
                      2,700,939                                                   1,793,183
                      =========                                                   =========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1999, 1998 and 1997

Note 8 - Stock options and warrants (cont'd)

Incentive stock options generally become exercisable at 25% per year after one year and expire ten years after the date of grant.

Pro-forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Sholes option pricing model with the following assumptions: risk free interest rate ranging from 4.54% to 6.88%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .72 for grants prior to July 31, 1997,
 .69 for grants during fiscal year 1998 and .68 for grants during fiscal year 1999, and a weighted-average expected life of the options of 7 years at July 31, 1999, 1998 and 1997.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                              1999           1998         1997
                                              ----           ----         ----
      Pro forma net income:                $4,426,080     $1,841,000    $477,000
      Pro forma net income per share:
           Basic                                 $.18           $.08        $.02
           Diluted                               $.18           $.07        $.02

The SFAS No. 123 method of accounting has not been applied to options granted prior to Aug 1, 1995. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

Restricted stock incentive plan

The Company has a restricted stock incentive plan whereby the Company may award up to 231,525 shares of its common stock. Under the terms of the plan, any shares issued are restricted in regard to sales and transfers for a period of five years after award. Such restrictions begin to expire at 25% per year after the second year of ownership. As of July 31, 1999, the Company has not awarded any shares of common stock under this plan.

Other options and warrants

As part of the restructuring of the Debenture in November 1991, the Company issued warrants to purchase 297,510 shares of common stock with an exercise price of $1.72 per share expiring ten years after the date of issue. In fiscal 1999, 1998 and 1997, 7,800, 186,579 and 7,497 of these warrants were exercised, respectively. In fiscal 1996, the Company issued warrants to purchase 89,854 shares of common stock with an exercise price ranging from $9.06 to $15.87 per share which expire five years after the date of issue. In fiscal 1996, 10,473 of these warrants were exercised and 12,679 were canceled.

                                   **********

As of July 31, 1999, the Company has reserved 4,853,800 shares under the arrangements described above.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1999, 1998 and 1997

Note 9 - Commitments

The Company has an exclusive licensing agreement to an invention covered by licensed patents. Under this agreement, the Company is required to make certain minimum royalty payments of $200,000 per year through the life of the patents.

Note 10 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 1999, 1998 and 1997, the Company has authorized employer contributions of 50% of the employees' contribution up to 6% of the employees' compensation in Enzo Biochem, Inc. common stock. The 401(k) employer contributions expense was $188,000, $135,000 and $129,000 in fiscal years 1999, 1998, and 1997, respectively.

Note 11 - Stock dividend

On December 15, 1997, the Company declared a 5% stock dividend payable January 23, 1998 to shareholders of record as of January 9, 1998. The stock price on the date of declaration was $15.44.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 1999, 1998 and 1997

Note 12 - Segment Information

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") and retroactively applied it to fiscal 1998 and 1997. The adoption of SFAS No. 131 had no impact on the Company's reported net income or shareholders' equity. The Company has two reportable segments: research and development and clinical reference laboratories. The Company's research and development segment conducts research and development activities as well as selling products derived from these activities. The clinical reference laboratories provide diagnostic services to the health care community. The Company evaluates performance based on income before benefit (provision) for taxes on income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from income before benefit (provision) for taxes on income and reported as other consist of corporate general and administrative costs which are not allocable to the two reportable segments. Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment has not been included in the reportable segments below.

The following financial information (in thousands) represents the reportable segments of the Company:

                                                        Research and Development      Clinical Reference Laboratories

                                                       Fiscal Year Ended July 31,       Fiscal Year Ended July 31,
                                                       1999       1998       1997       1999       1998       1997
                                                       ----       ----       ----       ----       ----       ----
                                                      --------------------------------------------------------------
Operating revenues:

Research product revenues                             $16,279    $12,661    $13,190         --         --         --
Clinical laboratory services                               --         --         --    $28,041    $27,756    $21,749

Cost and expenses:

Cost of research product revenues                       7,884      7,497      8,410         --         --         --
Cost of clinical laboratory services                       --         --         --      8,285      8,247      7,153
Research and development expense                        4,427      3,983      3,562         --         --         --
Depreciation and amortization                             744        691        629      1,188      1,173      1,216

Interest income                                            --         --         --         23         39         25

Income before benefit (provision) for taxes on
   income                                              $2,661       $157       $157     $2,363     $2,195     $1,461
                                                       ------       ----       ----     ------     ------     ------

                                                                 Other                       Consolidated

                                                       Fiscal Year Ended July 31,     Fiscal Year Ended July 31,
                                                       1999      1998      1997       1999       1998       1997
                                                       ----      ----      ----       ----       ----       ----
                                                      -----------------------------------------------------------
Operating revenues:

Research product revenues                                --         --        --    $16,279    $12,661    $13,190
Clinical laboratory services                             --         --        --     28,041     27,756     21,749

Cost and expenses:

Cost of research product revenues                        --         --        --      7,884      7,497      8,410
Cost of clinical laboratory services                     --         --        --      8,285      8,247      7,153
Research and development expense                         --         --        --      4,427      3,983      3,562
Depreciation and amortization                            --         --        --      1,932      1,864      1,845

Interest income                                      $1,961     $1,846    $1,774      1,984      1,885      1,799

Income before benefit (provision) for taxes on
   income                                              $363       $218      $(54)    $5,387     $2,570     $1,564
                                                       ----       ----      ----     ------     ------     ------

The Company's reportable segments are determined based on the services they performed and the products they sell, not on the geographic area in which they operate. The Company's clinical reference laboratories segment operates 100% in the United States with all revenue derived from this country. The research and development segment earns revenue both in the United States and foreign countries. The following is a summary of research and development revenues attributable to customers located in the United States and foreign countries:

                                1999                  1998                  1997
                                ----                  ----                  ----

United States                 $3,813                $1,171                  $767
Foreign Countries             12,466                11,490                12,423
                              ------                ------                ------
                             $16,279               $12,661               $13,190
                             =======               =======               =======

                               ENZO BIOCHEM, INC.
                             SCHEDULE II - VALUATION
                             AND QUALIFYING ACCOUNTS
                    Years ended July 31, 1999, 1998 and 1997

                                                                                   Additions
                                                                                   ---------

                                                       Balance at               Charged    Charged
                                                        Beginning   (credited) to costs   to other   (Additions)         Balance at
Description                                             of period          and expenses   accounts    Deductions      end of period
-----------                                             ---------          ------------   --------    ----------      -------------
1999
Allowance for doubtful accounts receivable             $5,148,500            $9,960,800         --    $9,082,300 (1)     $6,027,000

Allowance for deferred tax valuation                   $6,498,000           ($1,550,000)        --    $2,378,000         $2,570,000

1998
Allowance for doubtful accounts receivable             $4,105,200            $9,627,500         --    $8,584,200 (1)     $5,148,500

Allowance for deferred tax valuation                   $8,824,000           $(1,025,000)        --    $1,301,000         $6,498,000

1997
Allowance for doubtful accounts receivable             $5,398,000            $5,633,600         --    $6,926,400 (1)     $4,105,200

Allowance for deferred tax valuation                   $9,571,000                    --         --      $747,000         $8,824,000

(1) Write-off of uncollectable accounts receivable.