Form 10-Q
period 1999-10-31
ENZO BIOCHEM INC
filed 1999-12-16
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Mark one

\x\    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31,1999

                                       or

\ \    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

NEW YORK                                                         13-286620
--------------------------------                           --------------------
(State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

60 EXECUTIVE BLVD., FARMINGDALE, NEW YORK                         11735
-----------------------------------------                      ------------
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

                                    Yes X    No
                                       ---

As of December 8, 1999 the Registrant had 25,100,300 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.
                                    FORM 10-Q
                                October 31, 1999

                                      INDEX
                                      -----

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
PART  I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - October 31, 1999
            and July 31, 1999                                             3

         Consolidated Statement of Operations
            For the three months ended October 31, 1999 and 1998          4

         Consolidated Statement of Cash Flows
           For the three months ended October 31, 1999 and 1998           5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                                                        October 31,        July 31,
                                                                                           1999              1999
                                                                                        (unaudited)

                                                                                      ----------------------------
                                                                                              (in Thousands)

                                           ASSETS

Current assets:
         Cash and cash equivalents                                                           $ 44,277    $ 43,218
         Accounts receivable, less allowance for doubtful accounts                             17,062      15,007
         Inventories                                                                            1,472       1,427
         Deferred taxes                                                                         1,186       1,186
         Other                                                                                    622         847
                                                                                             --------    --------

Total current assets                                                                           64,619      61,685

Property and equipment, at cost, less accumulated depreciation and
     amortization                                                                               2,983       2,824

Cost in excess of fair value of net tangible assets acquired, less accumulated
     amortization                                                                               8,471       8,563
Deferred patent costs, less accumulated amortization                                            4,249       4,312
Deferred taxes                                                                                  1,389       1,389
Other                                                                                             127         127
                                                                                             --------    --------
                                                                                              $ 81,838    $78,900
                                                                                             --------    --------
                                                                                             --------    --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

         Trade accounts payable                                                              $  1,778    $  1,196
         Income taxes payable                                                                      --         300
         Other accrued expenses                                                                   862         866
                                                                                             --------    --------
Total current liabilities                                                                       2,640       2,362

Deferred liabilities                                                                              860         890

Stockholders' equity:

         Preferred Stock, $ .01 par value; authorized 25,000,000 shares; no shares issued or outstanding
         Common Stock, $ .01 par value; authorized 75,000,000 shares;  shares issued and outstanding; 25,081,000 shares at October 31,1999 and 24,957,700,
             shares at July 31,1999                                                               251         250
         Additional paid-in capital                                                            93,624      92,452
         Accumulated deficit                                                                  (15,537)    (17,054)
                                                                                             --------    --------
Total stockholders' equity                                                                     78,338      75,648
                                                                                             --------    --------
                                                                                             $ 81,838     $78,900
                                                                                             --------    --------
                                                                                             --------    --------

See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                Three Months Ended October 31,

                                                                       1999             1998

                                                              --------------------------------------
                                                               (In thousands, except per share data)


Revenues:
         Research product revenues                                       $4,332            $3,498
         Clinical laboratory services                                     7,280             7,026
                                                                          -----             -----

              Total operating revenues                                   11,612            10,524

Costs and expenses:

         Cost of research product revenues                                1,921             2,017
         Cost of clinical laboratory services                             2,057             2,117
         Research and development expense                                 1,253             1,070
         Selling expense                                                    699               657
         Provision for uncollectable accounts receivable                  2,486             2,438
         General and administrative expenses                              2,146             1,972
                                                                          -----             -----

              Total costs and expenses                                   10,562            10,271
                                                                         ------            ------

Income before interest income and provision for  taxes on
         income                                                           1,050               253
Interest income - net                                                       564               510
                                                                          -----             -----
Income before provision for  taxes on income                              1,614               763
Provision for taxes on income                                              (97)              (58)
                                                                           ----              ----

Net income                                                               $1,517              $705
                                                                         ======              ====

Net income per common share:

         Basic                                                             $.06              $.03
                                                                           ====              ====
         Diluted                                                           $.06              $.03
                                                                           ====              ====

Denominator for per share calculation:

         Basic                                                           25,079            24,891
                                                                         ======            ======
         Diluted                                                         26,679            25,704
                                                                         ======            ======

      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                              Three Months Ended October 31,

                                                                                      1999        1998
                                                                             --------------------------------
                                                                                       (In Thousands)
Cash flows from operating activities:
Net income                                                                        $  1,517    $    705
Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization of property
              and equipment                                                            198         207
         Amortization of costs in excess of fair
              value of tangible assets acquired                                         93          93
         Amortization of deferred patent costs                                         171         165
         Issuance of stock warrants as compensation for services
              performed                                                                 30          37
         Provision for uncollectable accounts receivable                             2,486       2,438
         Accretion of interest on note receivable                                       --        (58)
         Deferred liabilities                                                          (30)         --
Change in assets and liabilities:
         Note receivable - J & J settlement                                           --         5,000
         Accounts receivable before provision for
              uncollectable amounts                                                 (4,540)    (2,256)
         Inventories                                                                   (45)         55
         Other                                                                         227        (49)
         Trade accounts payable and other accrued expenses                             257        (78)
         Accrued legal fees                                                             --       (149)
                                                                                    -------      -----
                                                                                    (1,153)      5,405
                                                                                    -------      -----

              Net cash provided by operating activities                                364       6,110
                                                                                       ---       -----

Cash flows from investing activities:
         Capital expenditures                                                         (339)      (313)
         Patent costs deferred                                                        (108)      (101)
         Security deposits                                                              --         (2)
                                                                                      -----      -----
Net cash used in investing activities                                                 (447)      (416)
                                                                                      -----      -----

Cash flows from financing activities:
         Payments of obligations under capital lease and
             long term debt                                                             --         (9)
         Proceeds from exercise of stock options                                     1,142          21
                                                                                     -----       -----
Net cash provided by financing activities                                            1,142          12
                                                                                     -----       -----

Net increase in cash and cash equivalents                                            1,059       5,706

Cash and cash equivalents at the beginning of the year                              43,218      33,543
                                                                                    ------      ------
Cash and cash equivalents at the end of the period                                $ 44,277    $ 39,249
                                                                                  --------    --------
                                                                                  --------    --------

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1999
                                   (Unaudited)

1. The consolidated balance sheet as of October 31, 1999, the consolidated statements of operations for three months ended October 31,1999 ("2000 Period") and 1998 ("1999 Period") and the consolidated statement of cash flows for the three months ended October 31, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the full year.

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

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                                                                   Three Months Ended October 31,
                                                                                        1999            1998

                                                                                   ------------------------------
                                                                                (In Thousands, except per share data)
Numerator:
     Net income for numerator for basic and diluted earnings per
     common share                                                                       $1,517           $705
                                                                                        ------           ----
                                                                                        ------           ----
Denominator:
     Denominator  for basic  earnings per common  equivalent  share during the
     period                                                                             25,079         24,891

Effect of dilutive securities
     Employee and director stock options and warrants                                    1,600            813
                                                                                         -----            ---

Denominator  for  diluted  earnings  per common  equivalent  share and assumed
     conversions                                                                        26,679         25,704
                                                                                        ------         ------

Basic earnings per share                                                                  $.06           $.03
                                                                                          ----           ----
                                                                                          ----           ----

Diluted earnings per share                                                                $.06           $.03
                                                                                          ----           ----
                                                                                          ----           ----

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1999
                                   (Unaudited)

Note 2 - SEGMENT INFORMATION
         -------------------

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") and retroactively applied it to fiscal 1998. The adoption of SFAS No. 131 had no impact on the Company's reported net income or shareholders' equity. The Company has two reportable segments: research and development and clinical reference laboratories. The Company's research and development segment conducts research and development activities as well as selling products derived from these activities. The clinical reference laboratories provide diagnostic services to the health care community. The Company evaluates performance based on income before provision for taxes on income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from income before provision for taxes on income and reported as other consist of corporate general and administrative costs which are not allocable to the two reportable segments. Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment has not been included in the reportable segments below.

The following financial information (in thousands) represents the reportable segments of the Company:

                                              Research and Development        Clinical Reference Laboratories

                                           Three Months Ended October 31,      Three Months Ended October 31,
                                               1999              1998           1999               1998
                                         ----------------------------------------------------------------------
Operating revenues:
Research product revenues                       $4,332            $3,498                --                --
Clinical laboratory services                        --                --            $7,280            $7,026

Cost and expenses:

Cost of research product revenues                1,921             2,017                --                --
Cost of clinical laboratory services                --                --             2,057             2,117
Research and development expense                 1,253             1,070                --                --

Interest income                                     --                --                 1                --

Income before provision for taxes on
income                                          $  851            $  136            $  702            $  571
                                                ------            ------            ------            ------
                                                ------            ------            ------            ------


                                                  Other                             Consolidated

                                      Three Months Ended October 31,   Three Months Ended October 31,
                                            1999            1998            1999          1998

                                      ---------------------------------------------------------------
                                      ---------------------------------------------------------------
Operating revenues:

Research product revenues                     ---             ---              $4,332        $3,498
Clinical laboratory services                  ---             ---               7,280         7,026

Cost and expenses:

Cost of research product revenues             ---             ---               1,921         2,017
Cost of clinical laboratory services          ---             ---               2,057         2,117
Research and development expense              ---             ---               1,253         1,070

Interest income                              $563            $510                 564           510

Income before provision for taxes on          $61             $57              $1,614          $763
                                              ---             ---              ------          ----
                                              ---             ---              ------          ----

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1999
                                   (Unaudited)

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

         On June 1, 1998, the U.S. District Court for the District of Delaware issued its final decision in the case. In its decision the District Court held two of the Company's three antisense patents invalid and not infringed. The District Court declined to act on Calgene's claim that the Company's third antisense patent was invalid, citing lack of evidence. The District Court further held that the Calgene antisense patent was not invalid. Enzo appealed the District Court's judgment to the U.S. Court of Appeals for the Federal Circuit and Calgene cross-appealed. On September 24, 1999, the Court of Appeals issued its decision, rejecting Calgene's effort to invalidate Enzo's patent in genetic antisense technology, U.S. Patent No. 5,272,065, thus leaving it valid and standing. The Court of Appeals also clarified the District Court's judgment regarding two other of Enzo's genetic antisense patents (5,190,931 and 5,208,149), limiting judgment of invalidity only to the claims of the two patents which had been asserted against Calgene. The Court of Appeals remanded the case to the District Court for determination of whether the case was exceptional, which related to Calgene's claim for attorney fees. On October 7, 1999, Calgene filed a petition for rehearing directed to the Court of Appeal's disposition of Calgene's cross-appeal as to Enzo's `065 patent. The petition was denied on December 1, 1999. Calgene may file a petition for the case to be heard by the U.S. Supreme Court. There can be no assurance that the Company will be successful in connection with Calgene's petition for rehearing and Calgene's claim that the case is exceptional, the latter to be their subject of further proceedings in the District Court. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

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

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         The Company at October 31, 1999, had cash and cash equivalents of $44,277,000 an increase of $1,059,000 from July 31,1999. The Company had working capital of $61,979,000 at October 31, 1999 compared to $59,323,000 at July 31,1999.

         The Company's net income before taxes for the three months ended October 31,1999 was $1,614,000 which includes depreciation and amortization aggregating approximately $462,000. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

         Net cash provided by operating activities for the three month period ended October 31, 1999 was approximately $364,000 and as compared to net cash provided by operating activities of $6,110,000 for the 1999 period which included $ 5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. The decrease in net cash provided by operating activities from the 1999 period to the 2000 period was primarily due to the payment in full of the Johnson & Johnson litigation settlement during the 1999 period.

         Net cash used in investing activities increased by $31,000 from the 1999 period primarily as a result of an increase in capital expenditures.

         Net cash provided by financing activities increased by $1,130,000 from the 1999 period primarily as a result of the increase in proceeds from the exercise of stock options.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED OCTOBER 31,1999 COMPARED WITH THREE MONTHS ENDED OCTOBER 31,
-------------------------------------------------------------------------------
1998
----

         Revenues from operations for the three month period ended October 31,1999 increased by $1,088,000 compared to revenues from operations for the three month period ended October 31, 1998. This increase was due to an increase of $254,000 in revenue from the clinical reference laboratory operation and by the increase of $834,000 of research product sales. The increase in research product sales resulted primarily from an increase in the sales from the Company's non-exclusive distribution agreements. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in esoteric testing revenue.

         Cost of sales decreased by approximately $156,000 as a result of a decrease in the cost of clinical laboratory services of $60,000 and an decrease of $96,000 in the cost of sales of research products from the Company's distribution agreements activities.

         Research and development expenses increased by approximately $183,000 as a result of an increase in expenses associated with the research programs.

         General and Administrative expenses increased approximately by $174,000, primarily due to an increase in legal fees.

         The provision for income taxes for the three months ended October 31, 1999 and 1998 are based on the alternative minimum tax method and current state and local income taxes provided relate primarily to taxes computed based upon capital.

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

                                                     ENZO BIOCHEM, INC.
                                                     ------------------
                                                        (registrant)

Date:    December 16, 1999                           by:  /S/SHAHRAM K. RABBANI
                                                          ----------------------
                                                     Chief Operating Officer,
                                                      Secretary and Treasurer