Form 10-Q
period 2000-01-31
ENZO BIOCHEM INC
filed 2000-03-16
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

                                       or

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

                                Yes [X]    No [ ]
                                    ---

As of March 7, 2000 the Registrant had 25,320,000 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                January 31, 2000


                                      INDEX




                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART  I - FINANCIAL INFORMATION
-------


Item 1.   Financial Statements

          Consolidated Balance Sheet - January 31, 2000
             and July 31, 1999                                                3

          Consolidated Statement of Operations
             For the six months ended January 31, 2000 and 1999               4

          Consolidated Statement of Operations
             For the three months ended January 31, 2000 and 1999             5

          Consolidated Statement of Cash Flows
            For the six months ended January 31, 2000 and 1999                6


          Notes to Consolidated Financial Statements                          8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     10

Part II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders                 13

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                                                   January 31,
                                                                                     2000            July 31,
                                                                                  (unaudited)          1999
                                                                                -----------------------------
                                                                                         (in Thousands)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                      $46,541          $43,218
     Accounts receivable, less allowance for doubtful accounts                       17,469           15,007
     Inventories                                                                      1,662            1,427
     Deferred taxes                                                                   1,186            1,186
     Other                                                                              994              847
                                                                                    -------          -------
Total current assets                                                                 67,852           61,685

Property and equipment, at cost, less accumulated depreciation and
   amortization                                                                       2,912            2,824
Cost in excess of fair value of net tangible assets acquired, less
   accumulated amortization                                                           8,378            8,563
Deferred patent costs, less accumulated amortization                                  4,131            4,312
Deferred taxes                                                                        1,389            1,389
Other                                                                                   127              127
                                                                                    -------          -------
                                                                                    $84,789          $78,900
                                                                                    =======          =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                         $ 1,143          $ 1,196
     Income taxes payable                                                                50              300
     Other accrued expenses                                                           1,046              866
                                                                                    -------          -------
Total current liabilities                                                             2,239            2,362

Deferred liabilities                                                                    840              890

Stockholders' equity:
     Preferred Stock, $ .01 par value; authorized 25,000,000 shares; no shares issued or outstanding
     Common Stock, $.01 par value; authorized 75,000,000 shares;
          shares issued and outstanding; 25,316,700 shares at January
          31, 2000 and 24,957,700, shares at July 31, 1999                              253              250
     Additional paid-in capital                                                      95,474           92,452
     Accumulated deficit                                                            (14,017)         (17,054)
                                                                                     ------           ------
Total stockholders' equity                                                           81,710           75,648
                                                                                     ------           ------
                                                                                    $84,789          $78,900
                                                                                    =======          =======


See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                                Six Months Ended January  31,
                                                                                    2000               1999
                                                                             -------------------------------------
                                                                             (In thousands, except per share data)
Revenues:
         Research product revenues                                                $ 8,487            $ 7,347
         Clinical laboratory services                                              14,689             14,178
                                                                                  -------            -------

              Total operating revenues                                             23,176             21,525

Costs and expenses:
         Cost of research product revenues                                          3,605              3,724
         Cost of clinical laboratory services                                       4,000              4,053
         Research and development expense                                           2,514              2,297
         Selling expense                                                            1,463              1,399
         Provision for uncollectable accounts receivable                            5,211              4,958
         General and administrative expenses                                        4,366              3,972
                                                                                  -------            -------

              Total costs and expenses                                             21,159             20,403
                                                                                  -------            -------

Income before interest income and provision for  taxes on income                    2,017              1,122
Interest income - net                                                               1,172              1,017
                                                                                  -------            -------
Income before provision for  taxes on income                                        3,189              2,139
Provision for taxes on income                                                       (152)              (116)
                                                                                  -------            -------

Net income                                                                         $3,037             $2,023
                                                                                  =======            =======

Net income per common share:
         Basic                                                                       $.12               $.08
                                                                                  =======            =======
         Diluted                                                                     $.12               $.08
                                                                                  =======            =======

Denominator for per share calculation:
         Basic                                                                     25,124             24,899
                                                                                  =======            =======
         Diluted                                                                   26,388             25,715
                                                                                  =======            =======

      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                             Three Months Ended January 31,
                                                                                2000             1999
                                                                         -------------------------------------
                                                                         (In thousands, except per share data)
Revenues:
         Research product revenues                                            $ 4,155           $ 3,849
         Clinical laboratory services                                           7,409             7,152
                                                                              -------           -------

              Total operating revenues                                         11,564            11,001

Costs and expenses:
         Cost of research product revenues                                      1,684             1,707
         Cost of clinical laboratory services                                   1,943             1,936
         Research and development expense                                       1,261             1,227
         Selling expense                                                          764               742
         Provision for uncollectable accounts receivable                        2,725             2,520
         General and administrative expenses                                    2,220             2,000
                                                                              -------           -------

              Total costs and expenses                                         10,597            10,132
                                                                              -------           -------

Income before interest income and provision for  taxes on income                  967               869
Interest income - net                                                             608               507
                                                                              -------           -------
Income before provision for  taxes on income                                    1,575             1,376
Provision for taxes on income                                                    (55)              (58)
                                                                              -------           -------

Net income                                                                    $ 1,520           $ 1,318
                                                                              =======           =======

Net income per common share:
         Basic                                                                   $.06              $.05
                                                                              =======           =======
         Diluted                                                                 $.06              $.05
                                                                              =======           =======

Denominator for per share calculation:
         Basic                                                                 25,104            24,906
                                                                              =======           =======
         Diluted                                                               26,349            25,722
                                                                              =======           =======

      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                Six Months Ended January 31,
                                                                                    2000          1999
                                                                             --------------------------------
                                                                                      (In thousands)
Cash flows from operating activities:
Net income                                                                         $ 3,037       $2,023
Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization of properly
           and equipment                                                               410          440
         Amortization of costs in excess of fair
           value of tangible assets acquired                                           185          185
         Amortization of deferred patent costs                                         342          330
         Issuance of warrants as compensation for services performed                    60           37
         Provision for uncollectable accounts receivable                             5,211        4,958
         Provision for pension expense                                                  90          ---
         Accretion of interest on note receivable                                      ---          (58)
         Provision for past infringement                                              (130)         ---
         Deferred liabilities                                                          (50)         ---
Change in assets and liabilities:
         Note receivable - J & J settlement                                            ---        5,000
         Accounts receivable before provision for
          uncollectable amounts                                                     (7,671)      (5,417)
         Inventories                                                                  (235)          70
         Other                                                                        (144)         (37)
         Trade accounts payable and other accrued expenses                             145         (269)
       Income Taxes payable                                                           (250)         (92)
                                                                                   -------      -------
              Total adjustments                                                     (2,037)       5,147
                                                                                   -------      -------
              Net cash provided by operating activities                            $ 1,000      $ 7,170
                                                                                   -------      -------

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                               Six Months Ended January 31,
                                                                                      2000        1999
                                                                             --------------------------------
                                                                                      (In thousands)
Cash flows from investing activities:
         Capital expenditures                                                          (481)       (355)
         Patent costs deferred                                                         (161)       (193)
         Security deposits                                                              ---          23
                                                                                    -------     -------
Net cash used in investing activities                                                  (642)       (525)
                                                                                    -------     -------

Cash flows from financing activities:
        Payments of obligations under capital lease
         and long term debt                                                             ---          (9)
        Proceeds from exercise of stock options                                       2,965          62
                                                                                    -------     -------
Net cash provided by financing activities                                             2,965          53
                                                                                    -------     -------
Net increase in cash and cash equivalents                                             3,323       6,698

Cash and cash equivalents at the beginning of the year                               43,218      33,543
                                                                                    -------     -------

Cash and cash equivalents at the end of the period                                  $46,541     $40,241
                                                                                    =======     =======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2000
                                   (Unaudited)

1. The consolidated balance sheet as of January 31, 2000, the consolidated statements of operations for three and six months ended January 31,2000 ("2000 Period") and 1999 ("1999 Period") and the consolidated statement of cash flows for the six months ended January 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2000 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the six months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

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

The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                                 Six Months Ended January 31,  Three Months Ended January 31,
                                                       2000         1999           2000            1999
                                                 ----------------------------  -----------------------------
                                                     (In Thousands, except per share data)
Numerator:
     Net  income  for  numerator  for  basic and
     diluted earnings per common share                $3,037       $ 2,023          1,520         $ 1,318
                                                      ======       =======        =======         =======

Denominator:
     Denominator  for basic  earnings per common
     equivalent share during the period               25,124        24,899         25,104          24,906

Effect of dilutive securities
     Employee  and  director  stock  options and
     warrants                                          1,264           816          1,245             816
                                                      ------       -------        -------         -------

Denominator  for  diluted  earnings  per  common
     equivalent share and assumed conversions         26,388        25,715         26,349          25,722
                                                      ======       =======        =======         =======

Basic earnings per share                              $  .12       $   .08        $   .06         $   .05
                                                      ======       =======        =======         =======

Diluted earnings per share                            $  .12       $   .08        $   .06         $   .05
                                                      ======       =======        =======         =======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2000
                                   (Unaudited)

Note 2 - Segment Information

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

The following financial information (in thousands) represents the reportable segments of the Company:

                                                   Research and Development          Clinical Reference Laboratories

                                                  Six Months Ended January 31,          Six Months Ended January 31,
                                                    2000               1999                 2000         1999
                                                    ----               ----                 ----         ----
                                           ---------------------------------------------------------------------------
Operating revenues:

Research product revenues                          $8,487             $7,347                  ---           ---
Clinical laboratory services                          ---                ---              $14,689       $14,178

Cost and expenses:

Cost of research product revenues                   3,745              3,724                  ---           ---
Cost of clinical laboratory services                  ---                ---                4,000         4,053
Research and development expense                    2,514              2,297                  ---           ---

Interest income                                       ---                ---                  ---           ---

Income before provision for taxes on income        $1,555             $  677              $ 1,510       $ 1,406
                                                   ======             ======              =======       =======


                                                 Three Months Ended January 31,        Three Months Ended January 31,
                                                    2000               1999                 2000         1999
                                                    ----               ----                 ----         ----
                                           ---------------------------------------------------------------------------
Operating revenues:

Research product revenues                          $4,155             $3,849                  ---           ---
Clinical laboratory services                                                              $ 7,409       $ 7,152

Cost and expenses:

Cost of research product revenues                   1,824              1,707                  ---           ---
Cost of clinical laboratory services                  ---                ---                1,943         1,936
Research and development expense                    1,261              1,227                  ---           ---

Interest income                                       ---                ---                  ---           ---

Income before provision for taxes on income        $  704             $  541              $   808       $   835
                                                   ======             ======              =======       =======


                           [RESTUBED TABLE FOR ABOVE]

                                                       Other                             Consolidated

                                             Six Months Ended January 31,        Six Months Ended January 31,
                                                 2000            1999                 2000         1999
                                                 ----            ----                 ----         ----
                                           ---------------------------------------------------------------------
Operating revenues:

Research product revenues                           ---             ---             $ 8,487       $ 7,347
Clinical laboratory services                        ---             ---              14,689        14,178

Cost and expenses:

Cost of research product revenues                   ---             ---               3,745         3,724
Cost of clinical laboratory services                ---             ---               4,000         4,053
Research and development expense                    ---             ---               2,514         2,297

Interest income                                   1,172           1,017               1,172         1,017

Income before provision for taxes on income      $  124          $   56             $ 3,189       $ 2,139
                                                 ======          ======             =======       =======


                                            Three Months Ended January 31,      Three Months Ended January 31,
                                                 2000            1999                 2000         1999
                                                 ----            ----                 ----         ----
                                           ---------------------------------------------------------------------
Operating revenues:

Research product revenues                           ---             ---             $ 4,155       $ 3,849
Clinical laboratory services                        ---             ---               7,409         7,152
                                                                                                        `
Cost and expenses:

Cost of research product revenues                   ---             ---               1,824         1,707
Cost of clinical laboratory services                ---             ---               1,943         1,936
Research and development expense                    ---             ---               1,261         1,227

Interest income                                     608             507                 608           507

Income before provision for taxes on income      $   63             -0-             $ 1,575       $ 1,376
                                                 ======          ======             =======       =======


                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2000
                                   (Unaudited)
Item 3. Legal Proceedings

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        The Company at January 31, 2000, had cash and cash equivalents of $46,541,000 an increase of $3,323,000 from July 31,1999. The Company had working capital of $65.6 million at January 31, 2000 compared to $59.3 million at July 31,1999.

        The Company's net income before taxes for the six months ended January 31, 2000 was $3,189,000 which includes depreciation and amortization aggregating approximately $937,000. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

        Net cash provided by operating activities for the six month period ended January 31, 2000 was approximately $1.0 million and as compared to net cash provided by operating activities of $7.2 million for the 1999 period which included $ 5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. The decrease in net cash provided by operating activities from the 1999 period to the 2000 period was primarily due to the payment in full of the Johnson & Johnson litigation settlement during the 1999 period.

        Net cash used in investing activities increased by $117,000 from the 1999 period primarily as a result of an increase in capital expenditures.

        Net cash provided by financing activities increased by $2.9 million from the 1999 period primarily as a result of the increase in proceeds from the exercise of stock options.

Results of Operations

Six months ended January 31,2000 compared with six months ended January 31, 1999

        Revenues from operations for the period ended January 31,2000 increased by $1,651,000 compared to revenues from operations for the six month period ended January 31, 1999. This increase was due to an increase of $511,000 in revenue from the clinical reference laboratory operation and by the increase of $1,140,000 of research products sales. The increase in research product sales resulted primarily from an increase in the mix of higher priced sales from the Company's non-exclusive distribution agreements. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in higher priced screening tests and an increase in esoteric testing revenue.

         Cost of sales decreased by approximately $172,000 as a result of a decrease in the cost of clinical laboratory services of $53,000 and a decrease of $119,000 in the cost of sales of research products from the Company's distribution agreements activities.

        Research and development expenses increased by approximately $217,000 as a result of an increase in expenses associated with the research programs.

        General and Administrative expenses increased by approximately $394,000, primarily due to an increase in legal fees and listing fees for the New York Stock Exchange.

        The provision for income taxes for the six months ended January 31, 2000 and 1999 are based on the alternative minimum tax method and current state and local income taxes provided relate primarily to taxes computed based upon capital.

Results of Operations

Three months ended January 31,2000 compared with three months ended January 31, 1999

        Revenues from operations for the three month period ended January 31, 2000 increased by $563,000 compared to revenues from operations for the three month period ended January 31, 1999. This increase was due to an increase of $257,000 in revenue from the clinical reference laboratory operation and by the increase of $306,000 of research product sales. The increase in research product sales resulted primarily from an increase in the sales from the Company's non-exclusive distribution agreements. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in esoteric testing revenue.

        Cost of sales decreased by approximately $16,000 as a result of an increase in the cost of clinical laboratory services of $7,000 and a decrease of $23,000 in the cost of sales of research products from the Company's distribution agreements activities.

        Research and development expenses increased by approximately $34,000 as a result of an increase in expenses associated with the research programs.

        General and Administrative expenses increased approximately by $220,000 primarily due to an increase in legal fees and listing fees for the New York Stock Exchange.

        The provision for income taxes for the three months ended January 31, 2000 and 1999 are based on the alternative minimum tax method and current state and local income taxes provided relate primarily to taxes computed based upon capital.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The Annual Meeting of Stockholders was held on January 12, 2000

        (b) The following matters were voted upon and the results were as follows:

            (1) Elazar Rabbani, Ph.D. and John B. Sias were nominated by management and each were elected to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and shall qualify. The Stockholders voted 22,811,122 shares in the affirmative for Dr. Rabbani and 22,638,528 in the affirmative for Mr. Sias and 517,572 shares withheld for Dr. Rabbani and 690,161 shares in the negative for Mr. Sias.

            (2) The stockholders voted 22,968,215 shares in the affirmative with respect to the ratification of Ernst & Young LLp as the Company's independent auditors for the fiscal year ended July 31, 2000 and 22,276 shares against and 338,203 shares abstained.

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




                                                      ENZO BIOCHEM, INC.
                                                      ------------------
                                                         (registrant)




Date: March 10, 2000                                  by: /s/ Shahram K. Rabbani
                                                          ----------------------
                                                      Chief Operating Officer,
                                                      Secretary and Treasurer