Form 10-Q
period 2000-04-30
ENZO BIOCHEM INC
filed 2000-06-14
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended April 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                        13-2866202
--------------------------------                        ----------------
  (State or Other Jurisdiction                          (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

60 Executive Blvd., Farmingdale, New York                    11735
-----------------------------------------                 ----------
(Address of Principal Executive office)                   (Zip Code)

(516-755-5500)
----------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value                  New York Stock Exchange
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

                                    Yes X  No
                                       ---

As of June 7, 2000 the Registrant had 25,514,200 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                 April 30, 2000


                                      INDEX



                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART  I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheet - April 30, 2000
            and July 31, 1999                                               3

         Consolidated Statement of Operations
            For the nine months ended April 30, 2000 and 1999               4

         Consolidated Statement of Operations
            For the three months ended April 30, 2000 and 1999              5

         Consolidated Statement of Cash Flows
           For the nine months ended April 30, 2000 and 1999                6

         Notes to Consolidated Financial Statements                         8

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   11

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                                                         April 30,    July 31,
                                                                                           2000         1999
                                                                                        (unaudited)
                                                                                        ---------------------
                                                                                          (in Thousands)
                                     ASSETS

Current assets:
         Cash and cash equivalents                                                        $47,660     $43,218
         Accounts receivable, less allowance for doubtful accounts                         19,492      15,007
         Inventories                                                                        1,572       1,427
         Deferred taxes                                                                     1,186       1,186
         Other                                                                                937         847
                                                                                          -------     -------

Total current assets                                                                       70,847      61,685

Property and equipment, at cost, less accumulated depreciation and
     amortization                                                                           2,803       2,824
Cost in excess of fair value of net tangible assets acquired, less
     accumulated amortization                                                               8,285       8,563
Deferred patent costs, less accumulated amortization                                        4,145       4,312
Deferred taxes                                                                              1,389       1,389
Other                                                                                         129         127
                                                                                          -------     -------
                                                                                          $87,598     $78,900
                                                                                          =======     =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable                                                            $1,139      $1,196
         Income taxes payable                                                                  --         300
         Other accrued expenses                                                               951         866
                                                                                          -------     -------
Total current liabilities                                                                   2,090       2,362

Deferred liabilities                                                                          830         890

Stockholders' equity:
         Preferred Stock, $ .01 par value; authorized 25,000,000 shares; no shares issued or outstanding
         Common Stock, $ .01 par value; authorized 75,000,000 shares;
             shares issued and outstanding; 25,454,200 shares at April 30,
             2000 and 24,957,700, shares at July 31, 1999                                     255         250
         Additional paid-in capital                                                        96,437      92,452
         Accumulated deficit                                                              (12,014)    (17,054)
                                                                                          -------     -------
Total stockholders' equity                                                                 84,678      75,648
                                                                                          -------     -------
                                                                                          $87,598     $78,900
                                                                                          =======     =======

See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                                 Nine Months Ended April  30,
                                                                                    2000             1999
                                                                            -------------------------------------
                                                                            (In thousands, except per share data)
Revenues:
         Research product revenues                                                $13,204            $12,275
         Clinical laboratory services                                              22,551             21,443
                                                                                  -------            -------

              Total operating revenues                                             35,755             33,718

Costs and expenses:
         Cost of research product revenues                                          5,386              6,039
         Cost of clinical laboratory services                                       6,206              6,186
         Research and development expense                                           3,917              3,380
         Selling expense                                                            2,202              2,039
         Provision for uncollectable accounts receivable                            8,144              7,885
         General and administrative expenses                                        6,485              5,806
                                                                                  -------            -------

              Total costs and expenses                                             32,340             31,335
                                                                                  -------            -------

Income before interest income and provision for  taxes on income                    3,415              2,383
Interest income - net                                                               1,807              1,475
                                                                                  -------            -------
Income before provision for  taxes on income                                        5,222              3,858
Provision for taxes on income                                                        (182)              (153)
                                                                                  -------            -------

Net income                                                                        $ 5,040            $ 3,705
                                                                                  =======            =======

Net income per common share:
         Basic                                                                       $.20               $.15
                                                                                     ====               ====
         Diluted                                                                     $.19               $.15
                                                                                     ====               ====

Denominator for per share calculation:
         Basic                                                                     25,104             24,901
                                                                                   ======             ======
         Diluted                                                                   26,567             25,520
                                                                                   ======             ======

      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                              Three Months Ended April 30,
                                                                                 2000             1999
                                                                        -------------------------------------
                                                                        (In thousands, except per share data)
Revenues:
         Research product revenues                                            $ 4,717           $ 4,928
         Clinical laboratory services                                           7,862             7,265
                                                                              -------           -------

              Total operating revenues                                         12,579            12,193

Costs and expenses:
         Cost of research product revenues                                      1,781             2,315
         Cost of clinical laboratory services                                   2,206             2,133
         Research and development expense                                       1,403             1,083
         Selling expense                                                          739               640
         Provision for uncollectable accounts receivable                        2,933             2,927
         General and administrative expenses                                    2,119             1,834
                                                                              -------           -------

              Total costs and expenses                                         11,181            10,932
                                                                              -------           -------

Income before interest income and provision for  taxes on income                1,398             1,261
Interest income - net                                                             635               458
                                                                              -------           -------
Income before provision for  taxes on income                                    2,033             1,719
Provision for taxes on income                                                     (30)              (37)
                                                                              -------           -------

Net income                                                                    $ 2,003           $ 1,682
                                                                              =======           =======

Net income per common share:
         Basic                                                                   $.08              $.07
                                                                                 ====              ====
         Diluted                                                                 $.08              $.07
                                                                                 ====              ====

Denominator for per share calculation:
         Basic                                                                 25,084             24,907
                                                                              =======            =======
         Diluted                                                               26,528             25,530
                                                                              =======            =======

      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                 Nine Months Ended April 30,
                                                                                     2000          1999
                                                                                 ---------------------------
                                                                                       (In Thousands)
Cash flows from operating activities:
Net income                                                                        $  5,040     $  3,705
Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization of property
              and equipment                                                            608          645
         Amortization of costs in excess of fair
              value of tangible assets acquired                                        278          278
         Amortization of deferred patent costs                                         517          499
         Issuance of warrants as compensation for services
              performed                                                                 90           50
         Provision for uncollectable accounts receivable                             8,144        7,785
         Provision for 401k expense                                                    140           --
         Issuance of stock for officers life insurance                                  57           --
         Deferred liabilities                                                          (60)          --
         Accretion of interest on note receivable                                       --          (58)
Changes in operating assets and liabilities:
         Note receivable - J & J settlement                                             --        5,000
         Accounts receivable before provision for
              uncollectable amounts                                                (12,628)      (8,066)
         Inventories                                                                  (145)          --
         Other                                                                         (37)         (21)
         Trade accounts payable and other accrued expenses                            (183)        (501)
         Income taxes payable                                                         (300)        (114)
                                                                                   -------       ------
              Total adjustments                                                     (3,519)       5,497
                                                                                   -------       ------
              Net cash provided by operating activities                             $1,521       $9,202
                                                                                   -------       ------

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                 Nine Months Ended April 30,
                                                                                     2000        1999
                                                                                 ---------------------------
                                                                                        (In Thousands)
Cash flows from investing activities:
         Capital expenditures                                                         (568)       (694)
         Patent costs deferred                                                        (351)       (325)
         Security deposits                                                              (2)         29
                                                                                   -------     -------
Net cash used in investing activities                                                 (921)       (990)
                                                                                   -------     -------

Cash flows from financing activities:
         Payments of obligations under capital lease
          and long term debt                                                            --          (9)
        Proceeds from exercise of stock options                                      3,842         117
                                                                                   -------     -------
Net cash provided by financing activities                                            3,842         108
                                                                                   -------     -------
Net increase in cash and cash equivalents                                            4,442       8,320

Cash and cash equivalents at the beginning of the year                              43,218      33,543
                                                                                   -------     -------

Cash and cash equivalents at the end of the period                                 $47,660     $41,863
                                                                                   =======     =======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2000
                                   (Unaudited)


1. The consolidated balance sheet as of April 30, 2000, the consolidated statements of operations for three and nine months ended April 30, 2000 ("2000 Period") and 1999 ("1999 Period") and the consolidated statements of cash flows for the nine months ended April 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the nine months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

     The Company follows the provisions of SFAS No. 128, "Earnings Per Share". The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                                    Nine Months Ended April 30,    Three Months Ended April 30,
                                                       2000          1999              2000             1999
                                                    --------------------------     ---------------------------
                                                             (In Thousands, except per share data)
Numerator:
     Net  income  for  numerator  for  basic and
     diluted earnings per common share                $5,040        $3,705             $2,003          $1,682
                                                      ======        ======             ======          ======

Denominator:
     Denominator  for basic  earnings per common
     equivalent share during the period               25,104        24,901             25,084          24,907

Effect of dilutive securities
     Employee  and  director  stock  options and
     warrants                                          1,463           619              1,444             623
                                                      ------        ------             ------          ------

Denominator  for  diluted  earnings  per  common
     equivalent share and assumed conversions         26,567        25,520             26,528          25,530
                                                      ======        ======             ======          ======

Basic earnings per share                                $.20          $.15               $.08            $.07
                                                        ====          ====               ====            ====

Diluted earnings per share                              $.19          $.15               $.08            $.07
                                                        ====          ====               ====            ====


                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2000
                                   (Unaudited)

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

The following financial information (in thousands) represents the reportable segments of the Company:

                                               Research and Development        Clinical Reference Laboratories

                                              Nine Months Ended April 30,         Nine Months Ended April 30,
                                                2000             1999                 2000            1999
                                                ----             ----                 ----            ----
                                           ----------------------------------------------------------------------
Operating revenues:

Research product revenues                    $13,204            $12,275                   --            --
Clinical laboratory services                      --                 --              $22,551       $21,443

Cost and expenses:

Cost of research product revenues              5,386              6,039                   --            --
Cost of clinical laboratory services              --                 --                6,206         6,186
Research and development expense               3,917              3,380                   --            --

Interest income                                   --                 --                   --            --

Income before provision for taxes on
   income                                     $2,838             $1,892               $2,287        $1,726
                                              ======             ======               ======        ======



                                             Three Months Ended April 30,        Three Months Ended April 30,
                                                2000             1999                 2000            1999
                                                ----             ----                 ----            ----
                                           ----------------------------------------------------------------------
Operating revenues:

Research product revenues                     $4,717             $4,928                   --            --
Clinical laboratory services                                                         $7,862        $7,265

Cost and expenses:

Cost of research product revenues              1,781              2,315                   --            --
Cost of clinical laboratory services              --                 --                2,206         2,133
Research and development expense               1,403              1,083                   --            --

Interest income                                   --                 --                   --            --

Income before provision for taxes on
  income                                      $1,283             $1,215                 $777          $320
                                              ======             ======                 ====          ====

                                                          Other                          Consolidated

                                               Nine Months Ended April 30,        Nine Months Ended April 30,
                                                  2000            1999               2000         1999
                                                  ----            ----               ----         ----
                                           ---------------------------------------------------------------------
Operating revenues:

Research product revenues                           --              --             $13,204     $12,275
Clinical laboratory services                        --              --              22,551      21,443

Cost and expenses:

Cost of research product revenues                   --              --               5,386       6,039
Cost of clinical laboratory services                --              --               6,206       6,186
Research and development expense                    --              --               3,917       3,380

Interest income                                  1,807           1,475               1,807       1,475

Income before provision for taxes on
   income                                          $97            $239              $5,222      $3,858
                                                   ===            ====              ======      ======



                                             Three Months Ended April 30,        Three Months Ended April  30,
                                                  2000            1999               2000         1999
                                                  ----            ----               ----         ----
                                           ---------------------------------------------------------------------
Operating revenues:

Research product revenues                           --              --              $4,717      $4,928
Clinical laboratory services                        --              --               7,862       7,265

Cost and expenses:

Cost of research product revenues                   --              --               1,781       2,315
Cost of clinical laboratory services                --              --               2,206       2,133
Research and development expense                    --              --               1,403       1,083

Interest income                                    635             458                 635         458

Income before provision for taxes on
  income                                         $(27)            $184              $2,033      $1,719
                                                 =====            ====              ======      ======


                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2000
                                   (Unaudited)

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

         On June 1, 1998, the U.S. District Court for the District of Delaware issued its final decision in the case. In its decision the District Court held two of the Company's three antisense patents invalid and not infringed. The District Court declined to act on Calgene's claim that the Company's third antisense patent was invalid, citing lack of evidence. The District Court further held that the Calgene antisense patent was not invalid. Enzo appealed the District Court's judgment to the U.S. Court of Appeals for the Federal Circuit and Calgene cross-appealed. On September 24, 1999, the Court of Appeals issued its decision, rejecting Calgene's effort to invalidate Enzo's patent in genetic antisense technology, U.S. Patent No. 5,272,065, thus leaving it valid and standing. The Court of Appeals also clarified the District Court's judgment regarding two other of Enzo's genetic antisense patents (5,190,931 and 5,208,149), limiting judgment of invalidity only to the claims of the two patents which had been asserted against Calgene. The Court of Appeals remanded the case to the District Court for determination of whether the case was exceptional, which related to Calgene's claim for attorney fees. On October 7, 1999, Calgene filed a petition for rehearing directed to the Court of Appeal's disposition of Calgene's cross-appeal as to Enzo's `065 patent. The petition was denied on December 1, 1999. There can be no assurance that the Company will be successful in connection with Calgene's claim that the case is exceptional, which will be the subject of further proceedings in the District Court. However, even if the Company is not successful, management does not believe there will be a significant monetary impact.

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

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company at April 30, 2000, had cash and cash equivalents of $47,660,100 an increase of $4,442,000 from July 31,1999. The Company had working capital of $68.8 million at April 30, 2000 compared to $59.3 million at July 31,1999.

         The Company's net income before taxes for the nine months ended April 30, 2000 was $5,222,000 which includes depreciation and amortization aggregating approximately $1,403,000. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

         Net cash provided by operating activities for the nine month period ended April 30, 2000 was approximately $1,521,000 million and as compared to net cash provided by operating activities of $9,202,000 million for the 1999 period which included $5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. The decrease in net cash provided by operating activities from the 1999 period to the 2000 period was primarily due to the payment in full of the Johnson & Johnson litigation settlement during the 1999 period and an increase in accounts receivables.

         Net cash used in investing activities decreased by $69,000 from the 1999 period primarily as a result of a decrease in capital expenditures.

         Net cash provided by financing activities increased by $3.7 million from the 1999 period primarily as a result of the increase in proceeds from the exercise of stock options.

Results of Operations

Nine months ended April 30, 2000 compared with nine months ended April 30, 1999

         Revenues from operations for the period ended April 30, 2000 increased by $2,037,000 compared to revenues from operations for the nine month period ended April 30, 1999. This increase was due to an increase of $1,108,000 in revenue from the clinical reference laboratory operation and by the increase of $929,000 of research products sales. The increase in research product sales resulted primarily from an increase in the sales from the Company's sales of labeling and detection reagents for the genomics and sequencing markets. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in esoteric testing revenue.

         Cost of sales decreased by approximately $633,000 as a result of a decrease of $653,000 in the cost of sales of research products from the Company's distribution agreements activities and an increase in the cost of clinical laboratory services of $20,000.

         Research and development expenses increased by approximately $537,000 as a result of an increase in expenses associated with the research programs.

         General and administrative expenses increased by approximately $679,000, primarily due to an increase in legal fees and listing fees for the New York Stock Exchange.

         The provision for income taxes for the nine months ended April 30, 2000 and 1999 are based on the alternative minimum tax method and current state and local income taxes provided relate primarily to taxes computed based upon capital.

Results of Operations

Three months ended April 30, 2000 compared with three months ended April 30,
1999
         Revenues from operations for the three month period ended April 30,2000 increased by $386,000 compared to revenues from operations for the three month period ended April 30, 1999. This increase was due to an increase of $597,000 in revenue from the clinical reference laboratory operation and offset by a decrease of $211,000 of research product sales. The decrease in research product sales resulted primarily from a decrease in the sales from the Company's distribution agreements. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in esoteric testing revenue.

         Cost of sales decreased by approximately $461,000 as a result of a decrease of $534,000 in the cost of sales of research products from the Company's distribution agreements activities and an increase in the cost of clinical laboratory services of $73,000.

         Research and development expenses increased by approximately $320,000 as a result of an increase in expenses associated with the research programs.

         General and Administrative expenses increased by approximately $285,000 primarily due to an increase in legal fees.

         The provision for income taxes for the three months ended April 30, 2000 and 1999 are based on the alternative minimum tax method and current state and local income taxes provided relate primarily to taxes computed based upon capital.

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




                                            ENZO BIOCHEM, INC.
                                            ------------------
                                               (registrant)




Date: June 8, 2000                          by:  /s/ Shahram K. Rabbani
                                                 ----------------------
                                            Chief Operating Officer,
                                            Secretary and Treasurer