Form 10-Q/A
period 2000-04-30
ENZO BIOCHEM INC
filed 2000-07-20
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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

Note 3.  Legal Proceedings

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

         Net cash provided by operating activities for the nine month period ended April 30, 2000 was approximately $1,521,000 and as compared to net cash provided by operating activities of $9,202,000 for the 1999 period which included $5.0 million of cash received in connection with the litigation settlement with Johnson & Johnson, Inc. The decrease in net cash provided by operating activities from the 1999 period to the 2000 period was primarily due to the payment in full of the Johnson & Johnson litigation settlement during the 1999 period and an increase in accounts receivables.

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




                                            ENZO BIOCHEM, INC.
                                            ------------------
                                               (registrant)




Date: July 20, 2000                         by:  /s/ Shahram K. Rabbani
                                                 ----------------------
                                            Chief Operating Officer,
                                            Secretary and Treasurer