Form 10-Q
period 2000-10-31
ENZO BIOCHEM INC
filed 2000-12-14
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Mark one

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000
                                       or

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                       13-2866202
--------------------                                       ----------------
(State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

60 Executive Blvd., Farmingdale, New York                         11735
-----------------------------------------                      ----------
(Address of Principal Executive office)                        (Zip Code)

(631-755-5500)
--------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value                   New York Stock Exchange
-----------------------------                   -----------------------
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

                                  Yes X     No

As of December 6, 2000 the Registrant had 25,687,400 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                October 31, 2000


                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART  I - FINANCIAL INFORMATION
-------


Item 1.  Financial Statements

         Consolidated Balance Sheet - October 31, 2000
            and July 31, 2000                                                3

         Consolidated Statement of Operations
            For the three months ended October 31, 2000 and 1999             4

         Consolidated Statement of Cash Flows
            For the three months ended October 31, 2000 and 1999             5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     9

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                                                     October 31,      July 31,
                                                                                        2000              2000
                                                                                    (unaudited)
                                                                                    ---------------------------
                                                                                           (in Thousands)

                                     ASSETS

Current assets:
         Cash and cash equivalents                                                        $53,536     $51,027
         Accounts receivable, less allowance for doubtful accounts                         19,788      20,211
         Inventories                                                                        1,749       1,799
         Deferred taxes                                                                     2,502       3,008
         Other                                                                              1,004       1,071
                                                                                          -------     -------
Total current assets                                                                       78,579      77,116

Property and equipment, at cost, less accumulated depreciation and
     amortization                                                                           2,838       2,801
Cost in excess of fair value of net tangible assets acquired, less
     accumulated amortization                                                               8,100       8,193
Deferred patent costs, less accumulated amortization                                        3,996       4,048
Other                                                                                         126         127
                                                                                          -------     -------
                                                                                          $93,639     $92,285
                                                                                          =======     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Trade accounts payable                                                                $884      $1,470
       Income taxes payable                                                                   718         376
       Accrued legal fees                                                                     256         665
       Accrued payroll                                                                        257         301
       Other accrued expenses                                                                 801         812
                                                                                          -------     -------
Total current liabilities                                                                   2,916       3,624

Deferred liability                                                                            764         796
Deferred taxes                                                                                689         689

Stockholders' equity:
         Preferred Stock, $ .01 par value; authorized 25,000,000 shares; no shares issued or outstanding
         Common Stock, $ .01 par value; authorized 75,000,000 shares;
             shares issued and outstanding; 25,655,800 shares at October
             31, 2000 and 25,583,700, shares at July 31, 2000                                 256         255
         Additional paid-in capital                                                        97,770      97,350
         Accumulated deficit                                                               (8,756)    (10,429)
                                                                                          -------     -------
Total stockholders' equity                                                                 89,270      87,176
                                                                                          -------     -------

                                                                                          $93,639     $92,285
                                                                                          =======     =======

See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)



                                                                            Three Months Ended October 31,
                                                                                 2000             1999
                                                                       -------------------------------------
                                                                       (In thousands, except per share data)



Revenues:
         Research product revenues                                             $5,365            $4,332
         Clinical laboratory services                                           8,494             7,280
                                                                                -----             -----

              Total operating revenues                                         13,859            11,612

Costs and expenses:
         Cost of research product revenues                                      1,843             1,921
         Cost of clinical laboratory services                                   2,075             2,057
         Research and development expense                                       1,339             1,253
         Selling expense                                                          861               699
         Provision for uncollectable accounts receivable                        3,206             2,486
         General and administrative expenses                                    2,399             2,146
                                                                                -----             -----

              Total costs and expenses                                         11,723            10,562
                                                                               ------            ------

Income before interest income and (provision) for taxes on
         income
                                                                                2,136             1,050
Interest income                                                                   851               564
                                                                                -----             -----
Income before (provision) for taxes on income                                   2,987             1,614
(Provision) for taxes on income                                                (1,314)              (97)
                                                                              -------              ----

Net income                                                                     $1,673            $1,517
                                                                               ======            ======

Net income per common share:
         Basic                                                                   $.07              $.06
                                                                                 ====              ====
         Diluted                                                                 $.06              $.06
                                                                                 ====              ====

Denominator for per share calculation:
         Basic                                                                 25,652            25,079
                                                                               ======            ======
         Diluted                                                               26,968            26,679
                                                                               ======            ======

      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                            Three Months Ended October 31,
                                                                                 2000             1999
                                                                       -------------------------------------
                                                                                   (In Thousands)


Cash flows from operating activities:
Net income                                                                          $1,673              $1,517
Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization of property
              and equipment                                                            251                 198
         Amortization of costs in excess of fair
              value of tangible assets acquired                                         93                  93
         Amortization of deferred patent costs                                         180                 171
         Deferred income tax provision                                                 506                 ---
         Issuance of warrants as compensation for services
              performed                                                                                     30
         Provision for uncollectable accounts receivable                             3,206               2,486
         Deferred liabilities                                                          (32)                (30)
Changes in operating assets and liabilities:
         Accounts receivable before provision for
              uncollectable amounts                                                 (2,783)             (4,540)
         Inventories                                                                    50                 (45)
         Other assets                                                                   68                 227
         Trade accounts payable and other accrued expenses                            (597)                257
         Income taxes payable                                                          342                 ---
         Accrued payroll                                                               (44)                ---
         Accrued legal fees                                                           (409)                ---
                                                                                    ------              ------
Net cash provided by operating activities                                            2,504                 364
                                                                                    ------              ------

Cash flows from investing activities:
         Capital expenditures                                                         (288)               (339)
         Patent costs deferred                                                        (128)               (108)
                                                                                    ------              ------
Net cash used in investing activities                                                 (416)               (447)
                                                                                    ------              ------

Cash flows from financing activities:
        Proceeds from exercise of stock options                                        421               1,142
                                                                                    ------              ------
Net cash provided by financing activities                                              421               1,142
                                                                                    ------              ------

Net increase in cash and cash equivalents                                            2,509               1,059

Cash and cash equivalents at the beginning of the year                              51,027              43,218
                                                                                    ------              ------

Cash and cash equivalents at the end of the period                                 $53,536             $44,277
                                                                                   =======             =======

See accompanying notes

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                October 31, 2000
                                   (Unaudited)

1. The consolidated balance sheet as of October 31, 2000, the consolidated statements of operations for three months ended October 31, 2000 ("2001 Period") and 1999 ("2000 Period") and the consolidated statements of cash flows for the three months ended October 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2000 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the three months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the full year.

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share". The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                                                          Three Months Ended October 31,
                                                                             2000               1999
                                                                       -----------------------------------
                                                                      (In Thousands, except per share data)

Numerator:
     Net income for numerator for basic and diluted earnings
     per common share                                                       $1,673             $1,517
                                                                            ======             ======

Denominator:
     Denominator for basic earnings per common equivalent
     share during the period                                                25,652             25,079

Effect of dilutive securities
     Employee and director stock options and warrants                        1,316              1,600
                                                                             -----              -----

Denominator for diluted earnings per common equivalent share
     and assumed conversions                                                26,968             26,679
                                                                            ======             ======

Basic earnings per share                                                      $.07               $.06
                                                                              ====               ====

Diluted earnings per share                                                    $.06               $.06
                                                                              ====               ====

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2000
                                   (Unaudited)

Note 2 - Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has two reportable segments: research and development and clinical reference laboratories. The Company's research and development segment conducts research and development activities as well as selling products derived from these activities. The clinical reference laboratories provide diagnostic services to the health care community. The Company evaluates performance based on income before (provision) for taxes on income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from income before (provision) for taxes on income and reported as other consist of corporate general and administrative costs which are not allocable to the two reportable segments. Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment has not been included in the reportable segments below.

The following financial information (in thousands) represents the reportable segments of the Company:

                                                               Research and Development           Clinical Reference Laboratories

                                                            Three Months Ended October 31,         Three Months Ended October 31,
                                                                 2000              1999                 2000             1999
                                                                 ----              ----                 ----             ----

                                                        ---------------------------------------------------------------------------
Operating revenues:

Research product revenues                                       $5,365           $4,332               ---                 ---
Clinical laboratory services                                       ---              ---            $8,494              $7,280

Cost and expenses:

Cost of research product revenues                                1,843            1,921               ---                 ---
Cost of clinical laboratory services                               ---              ---             2,075               2,057
Research and development expense                                 1,339            1,253               ---                 ---

Interest income                                                    ---              ---               ---                 ---

Income before (provision for) taxes on income                   $1,903             $851            $1,052                $702
                                                                ======             ====            ======                ====




                                                                     Other                        Consolidated

                                                         Three Months Ended October 31,   Three Months Ended October 31,
                                                          2000             1999             2000              1999
                                                          ----             ----             ----              ----

                                                        ------------------------------------------------------------------
Operating revenues:

Research product revenues                                   ---               ---           $5,365            $4,332
Clinical laboratory services                                ---               ---           $8,494             7,280

Cost and expenses:

Cost of research product revenues                           ---               ---            1,843             1,921
Cost of clinical laboratory services                        ---               ---            2,075             2,057
Research and development expense                            ---               ---            1,339             1,253

Interest income                                            $851              $564              851               564

Income before (provision for) taxes on income               $32               $61           $2,987            $1,614
                                                            ===               ===           ======            ======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2000
                                   (Unaudited)

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

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company at October 31, 2000, had cash and cash equivalents of $53.5 million an increase of $2.5 from July 31, 2000. The Company had working capital of $75.7 million at October 31, 2000 compared to $73.5 million at July 31, 2000.

         The Company's net income before taxes for the three months ended October 31, 2000 was $3.0 million which includes depreciation and amortization aggregating approximately $.5 million. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities. The increase in net cash provided by operating activities from the 2000 to the 2001 period was primarily due to a deferred income tax provision, a decrease in accounts receivable offset by a decrease in trade accounts payable and other accrued expenses.

         Net cash provided by operating activities for the three month period ended October 31, 2000 was approximately $2.5 million and as compared to net cash provided by operating activities of $.4 million for the 2000 period. The increase in net cash provided by operating activities from the 2000 period to the 2001 period was primarily due to deferred income tax provision, a decrease in accounts receivable offset by a decrease in trade accounts payable and other accrued expenses.

         Net cash provided by financing activities decreased by approximately $.7 million from the 2000 period primarily as a result of the decrease in proceeds from the exercise of stock options.

Results of Operations

Three months ended October 31, 2000 compared with three months ended October 31, 1999

         Revenues from operations for the three month period ended October 31, 2000 increased by $2.2 million compared to revenues from operations for the three month period ended October 31, 1999. This increase was due to an increase of $1.2 million in revenue from the clinical reference laboratory operation and an a increase of $1.0 million of research product sales. The increase in research product sales resulted primarily from a increase in the sales from the Company's sales of labeling and detection regents for the genomics and sequencing markets. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in esoteric testing revenue.

         Cost of sales decreased by approximately $60,000 as a result of a decrease of $78,000 in the cost of sales of research products from the Company's distribution agreements activities offset by an increase in the cost of clinical laboratory services of $18,000.

         Research and development expenses increased by approximately $86,000 as a result of an increase in expenses associated with the research programs.

         Selling expenses increased by approximately $162,000 primarily due to an increase in expenses associated with the increase in revenues.

         General and Administrative expenses increased by approximately $253,000 primarily due to an increase in legal fees.

         The provision for income taxes for the three months ended October 31, 2000 are based on the effective federal, state and local income taxes rates. The provision for income taxes for the three months ended October 31, 1999 are based on the alternative minimum tax method and current state and local income taxes provided relate primarily to taxes computed based upon capital.

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

                                                   ENZO BIOCHEM, INC.
                                                   ------------------
                                                      (registrant)




Date: December 12, 2000                            by:  /s/ Shahram K. Rabbani
                                                        ----------------------
                                                   Chief Operating Officer,
                                                    Secretary and Treasurer