Form 10-Q
period 2001-01-31
ENZO BIOCHEM INC
filed 2001-03-19
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one
/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

                                       or

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                    13-2866202
---------------------------------                   ----------------
(State or Other Jurisdiction                        (I.R.S. Employer
of Incorporation or Organization)                   Identification No.)

60 Executive Blvd., Farmingdale, New York                 11735
-----------------------------------------              ----------
(Address of Principal Executive office)                (Zip Code)

                 (631-755-5500)
----------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value              New York Stock Exchange
-----------------------------        -----------------------------------------
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

                                    Yes X   No
                                       ---

As of March 7, 2001 the Registrant had 25,693,450 shares of Common Stock outstanding.

                                ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                January 31, 2001


                                      INDEX



                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART  I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheet - January 31, 2001
            and July 31, 2000                                              3

         Consolidated Statement of Operations
            For the six months ended January 31, 2001 and 2000             4

         Consolidated Statement of Operations
            For the three months ended January 31, 2001 and 2000           5

         Consolidated Statement of Cash Flows
            For the six months ended January 31, 2001 and 2000             6

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   9

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders              12

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                                                        January 31,    July 31,
                                                                                           2001          2000
                                                                                        (unaudited)
                                                                                      --------------------------
                                                                                           (in Thousands)

                                     ASSETS

Current assets:
         Cash and cash equivalents                                                        $54,387     $51,027
         Accounts receivable, less allowance for doubtful accounts                         20,809      20,211
         Inventories                                                                        1,806       1,799
         Deferred taxes                                                                     1,999       3,008
         Other                                                                              1,602       1,071
                                                                                          -------     -------
Total current assets                                                                       80,603      77,116

Property and equipment, at cost, less accumulated depreciation and amortization             2,867       2,801
Cost in excess of fair value of net tangible assets acquired, less accumulated
     amortization                                                                           8,008       8,193
Deferred patent costs, less accumulated amortization                                        3,914       4,048
Other                                                                                         132         127
                                                                                          -------     -------
                                                                                          $95,524     $92,285
                                                                                          =======     =======

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable                                                            $1,359      $1,470
         Income taxes payable                                                                 383         376
         Accrued legal fees                                                                   265         665
         Accrued payroll                                                                      345         301
         Other accrued expenses                                                               517         812
                                                                                          -------     -------
Total current liabilities                                                                   2,869       3,624

Deferred liability                                                                            730         796
Deferred taxes                                                                                689         689

Stockholders' equity:
         Preferred Stock, $ .01 par value; authorized 25,000,000 shares; no shares issued or outstanding
         Common Stock, $ .01 par value; authorized 75,000,000 shares;  shares issued and outstanding; 26,974,920 shares at January 31, 2001 and 25,583,700,
             shares at July 31, 2000                                                          269         255
         Additional paid-in capital                                                       130,432      97,350
         Accumulated deficit                                                              (39,465)    (10,429)
                                                                                          -------     -------
Total stockholders' equity                                                                 91,236      87,176
                                                                                          -------     -------

                                                                                          $95,524     $92,285
                                                                                          =======     =======

See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                             Six Months Ended January 31,
                                                                                 2001          2000
                                                                          -------------------------------------
                                                                          (In thousands, except per share data)

Revenues:
         Research product revenues                                            $10,606            $8,487
         Clinical laboratory services                                          17,129            14,689
                                                                              -------            ------
              Total operating revenues                                         27,735            23,176

Costs and expenses:
         Cost of research product revenues                                      3,455             3,605
         Cost of clinical laboratory services                                   4,500             4,000
         Research and development expense                                       2,939             2,514
         Selling expense                                                        1,770             1,463
         Provision for uncollectable accounts receivable                        6,196             5,211
         General and administrative expenses                                    4,800             4,366
                                                                              -------            ------

              Total costs and expenses                                         23,660            21,159
                                                                              -------            ------

Income before interest income and provision for taxes on income                 4,075             2,017
Interest income - net                                                           1,713             1,172
                                                                              -------            ------
Income before provision for taxes on income                                     5,788             3,189
Provision for taxes on income                                                  (2,550)             (152)
                                                                              -------            ------

Net income                                                                     $3,238            $3,037
                                                                               ======            ======

Net income per common share:
         Basic                                                                   $.12              $.12
                                                                                 ====              ====
         Diluted                                                                 $.12              $.11
                                                                                 ====              ====

Denominator for per share calculation:
         Basic                                                                 26,972            26,334
                                                                               ======            ======
         Diluted                                                               28,089            27,929
                                                                               ======            ======



See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                           Three Months Ended January 31,
                                                                                 2001            2000
                                                                        -------------------------------------
                                                                        (In thousands, except per share data)

Revenues:
         Research product revenues                                             $5,241            $4,155
         Clinical laboratory services                                           8,635             7,409
                                                                               ------            ------
              Total operating revenues                                         13,876            11,564

Costs and expenses:
         Cost of research product revenues                                      1,612             1,684
         Cost of clinical laboratory services                                   2,425             1,943
         Research and development expense                                       1,600             1,261
         Selling expense                                                          909               764
         Provision for uncollectable accounts receivable                        2,990             2,725
         General and administrative expenses                                    2,401             2,220
                                                                               ------            ------

              Total costs and expenses                                         11,937            10,597
                                                                               ------            ------

Income before interest income and provision for taxes on income                 1,939               967
Interest income - net                                                             862               608
                                                                               ------            ------
Income before provision for taxes on income                                     2,801             1,575
Provision for taxes on income                                                  (1,236)              (55)
                                                                               ------            ------

Net income                                                                     $1,565            $1,520
                                                                               ======            ======

Net income per common share:
         Basic                                                                   $.06              $.06
                                                                                 ====              ====
         Diluted                                                                 $.06              $.05
                                                                                 ====              ====

Denominator for per share calculation:
         Basic                                                                 26,954            26,300
                                                                               ======            ======
         Diluted                                                               28,169            27,787
                                                                               ======            ======

See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                                   Six Months Ended January 31,
                                                                                    2001                 2000
                                                                                   ----------------------------
                                                                                          (In Thousands)

Cash flows from operating activities:
Net income                                                                          $3,238              $3,037
Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization of property and equipment                       541                 410
         Amortization of costs in excess of fair value of tangible assets
              acquired                                                                 186                 185
         Amortization of deferred patent costs                                         360                 342
         Deferred income tax provision                                               1,009                 ---
         Issuance of warrants as compensation for services performed                   ---                  60
         Provision for uncollectable accounts receivable                             6,196               5,211
         Other                                                                          75                 (40)
         Deferred liabilities                                                          (65)                (50)
Changes in operating assets and liabilities:
         Accounts receivable before provision for uncollectable amounts             (6,793)             (7,671)
         Inventories                                                                    (7)               (235)
         Other assets                                                                 (530)               (144)
         Trade accounts payable and other accrued expenses                            (469)                145
         Income taxes payable                                                            7                (250)
         Accrued payroll                                                                44                 ---
         Accrued legal fees                                                           (400)                ---
                                                                                   -------             -------
       Total adjustments                                                               154              (2,037)
                                                                                   -------             -------
Net cash provided by operating activities                                            3,392              $1,000
                                                                                   -------             -------

Cash flows from investing activities:
         Capital expenditures                                                         (622)               (481)
         Patent costs deferred                                                        (226)               (161)
         Security deposit                                                               (6)                ---
                                                                                   -------             -------
Net cash used in investing activities                                                 (854)               (642)
                                                                                   -------             -------

Cash flows from financing activities:
        Proceeds from exercise of stock options                                        822               2,965
                                                                                   -------             -------
Net cash provided by financing activities                                              822               2,965
                                                                                   -------             -------

Net increase in cash and cash equivalents                                            3,360               3,323

Cash and cash equivalents at the beginning of the year                              51,027              43,218
                                                                                   -------             -------

Cash and cash equivalents at the end of the period                                 $54,387             $46,541
                                                                                   =======             =======

See accompanying notes

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2001
                                   (Unaudited)


         1. The consolidated balance sheet as of January 31, 2001, the consolidated statements of operations for the three and six months ended January 31, 2001 ("2001 Period") and 2000 ("2000 Period") and the consolidated statements of cash flows for the six months ended January 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the six months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share". The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                                         Six Months Ended January 31,  Three Months Ended January 31,
                                                              2001       2000              2001          2000
                                                         ----------------------------  ------------------------------
                                                                     (In Thousands, except per share data)
Numerator:
     Net income for numerator for basic and
     diluted earnings per common share                      $3,238      $3,037            $1,565        $1,520

Denominator:
     Denominator for basic earnings per common
     equivalent share during the period                     26,972      26,334            26,954        26,300

Effect of dilutive securities
     Employee and director stock options and warrants        1,117       1,595             1,215         1,487
                                                             -----       -----             -----         -----

Denominator for diluted earnings per common
equivalent share and assumed conversions                    28,089      27,929            28,169        27,787
                                                            ======      ======            ======        ======
Basic earnings per share                                      $.12        $.12              $.06          $.06

Diluted earnings per share                                    $.12        $.11              $.06          $.05



         The Company declared a 5% stock dividend on January 16, 2001 payable March 20, 2001 to shareholders of record as of February 27, 2001. The shares and per share data have been adjusted to retroactively reflect this stock dividend. The Company recorded a charge to accumulated deficit and a credit to common stock and additional paid in capital in the amount of $32,274,000, which reflects the fair value of the dividend on the date of declaration.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2001
                                   (Unaudited)

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

The following financial information (in thousands) represents the reportable segments of the Company:

                                                 Research and Development       Clinical Reference Laboratories

                                               Six Months Ended January 31,       Six Months Ended January 31,
                                                  2001             2000                 2001            2000
                                                  ----             ----                 ----            ----
                                             ---------------------------------------------------------------------
Operating revenues:

Research product revenues                         $10,606       $8,487
Clinical laboratory services                                                          $17,129          $14,689

Cost and expenses:

Cost of research product revenues                  $3,455       3,605
Cost of clinical laboratory services                                                   $4,500            4,000
Research and development expense                    2,939       2,514                                      ---

Interest income

Income before provision for taxes on income        $3,401       $1,555                 $2,121           $1,510
                                                   ======       ======                 ======           ======
                                                         Other                             Consolidated

                                              Six Months Ended January 31,        Six Months Ended January 31,
                                                    2001           2000                 2001         2000
                                                    ----           ----                 ----         ----
                                           ---------------------------------------------------------------------------
Operating revenues:

Research product revenues                                                             $10,606      $8,487
Clinical laboratory services                                                           17,129      14,689

Cost and expenses:

Cost of research product revenues                                                       3,455       3,605
Cost of clinical laboratory services                                                    4,500       4,000
Research and development expense                                                        2,939       2,514

Interest income                                     1,713           1,172               1,713       1,172

Income before provision for taxes on income          $266            $124              $5,788      $3,189
                                                     ====            ====              ======      ======

                                            Three Months Ended January 31,     Three Months Ended January 31,
                                                2001             2000                 2001            2000
                                                ----             ----                 ----            ----

                                           -----------------------------------------------------------------------
Operating revenues:

Research product revenues                       $5,241           $4,155
Clinical laboratory services                                                          $8,635          $7,409

Cost and expenses:

Cost of research product revenues                1,612            1,684
Cost of clinical laboratory services                                                   2,425           1,943
Research and development expense                 1,600            1,261

Interest income

Income before provision for taxes on income     $1,498             $704               $1,069            $808
                                                ======             ====               ======            ====

[RESTUBBED TABLE]

                                              Three Months Ended January 31,       Three Months Ended January  31,
                                                     2001           2000                 2001         2000
                                                     ----           ----                 ----         ----

                                           ------------------------------------------------------------------------
Operating revenues:

Research product revenues                                                               $5,241        $4,155
Clinical laboratory services                                                             8,635        $7,409

Cost and expenses:

Cost of research product revenues                                                        1,612         1,684
Cost of clinical laboratory services                                                     2,425         1,943
Research and development expense                                                         1,600         1,261

Interest income                                     $862            $608                   862           608

Income before provision for taxes on income         $234             $63                $2,801        $1,575
                                                    ====             ===                ======        ======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2001
                                   (Unaudited)

Item 3.  Legal Proceedings

In September 1999, the U.S. Court of Appeals for the Federal Circuit issued a decision in a patent infringement case brought by the Company against Calgene, Inc., concerning antisense technology. Among other aspects of its decision, the Court of Appeals remanded the case to the District Court for a determination of whether the case was exceptional, which related to Calgene's claim for attorney fees. There can be no assurance that the Company will be successful in connection with Calgene's claim that the case is exceptional. However, even if the Company is not successful, management does not believe there will be a significant monetary inmpact.

In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. On January 26, 2001, the court granted the defendants' motion for summary judgment that the Company's patent is invalid. The grant of summary judgment is being appealed to the Court of Appeals for the Federal Circuit. The appeal proceedings are at an early stage. There can be no assurance that the Company will be successful in these proceedings. However, even if the Company is not successful, management does not believe that there will be a significant monetary impact.

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company at January 31, 2001, had cash and cash equivalents of $54.4 million an increase of $3.4 million from July 31, 2000. The Company had working capital of $77.7 million at January 31, 2001 compared to $73.5 million at July 31, 2000.

         The Company's net income for the six months ended January 31, 2001 was $3.2 million which includes depreciation and amortization aggregating approximately $1.1million. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

         Net cash provided by operating activities for the six month period ended January 31, 2001 was approximately $3.4 million and as compared to net cash provided by operating activities of $1.0 million for the 2000 period. The increase in net cash provided by operating activities from the 2000 to the 2001 period was primarily due to a deferred income tax provision, a net decrease in the change in accounts receivable offset by an increase in other assets.

         Net cash used in investing activities increased by approximately $212,000 as a result of an increase in capital expenditures.

         Net cash provided by financing activities decreased by approximately $2.1 million from the 2000 period primarily as a result of the decrease in proceeds from the exercise of stock options.

Results of Operations

Six months ended January 31, 2001 compared with six months ended January 31,
2000

         Revenues from operations for the six month period ended January 31, 2001 increased by $4.5 million compared to revenues from operations for the six month period ended January 31, 2000. This increase was due to an increase of $2.4 million in revenue from the clinical reference laboratory operation and an increase of $2.1 million of research product sales. The increase in research product sales resulted primarily from an increase in the sales from the Company's sales of labeling and detection reagents for the genomics and sequencing markets. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in esoteric testing revenue and from an increase in accounts being serviced.

         Cost of sales increased by approximately $350,000 as a result of an increase in the cost of clinical laboratory services of $500,000 offset by a decrease of $150,000 in the cost of sales of research products from the Company's distribution agreements activities.

         Research and development expenses increased by approximately $425,000 as a result of an increase in expenses associated with the research programs.

         Selling expenses increased by approximately $307,000 primarily due to an increase in costs associated with the increase in revenue.

         General and Administrative expenses increased by approximately $434,000 primarily due to an increase in legal fees.

         The provision for income taxes for the six months ended January 31, 2001 were based on the effective federal, state and local income based tax rates. The provision for income taxes for the six months ended January 31, 2000 are base on the alternative minimum tax method and current state and local income taxes provided relate primarily to taxes computed based upon capital.

Results of Operations

Three months ended January 31, 2001 compared with three months ended January 31, 2000

         Revenues from operations for the three month period ended January 31, 2001 increased by $2.3 million compared to revenues from operations for the six month period ended January 31, 2000. This increase was due to an increase of $1.2 million in revenue from the clinical reference laboratory operation and an increase of $1.1 million of research product sales. The increase in research product sales resulted primarily from an increase in the sales from the Company's sales of labeling and detection reagents for the genomics and sequencing markets. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in esoteric testing revenue and from an increase in accounts being serviced.

         Cost of sales increased by approximately $410,000 as a result of an increase in the cost of clinical laboratory services of $482,000 offset by a decrease of $72,000 in the cost of sales of research products from the Company's distribution agreements activities.

         Research and development expenses increased by approximately $339,000 result of an increase in expenses associated with the research programs.

         Selling expenses increased by approximately $145,000 primarily due to an increase in costs associated with the increase in revenue.

         General and Administrative expenses increased by approximately $181,000 primarily due to an increase in legal fees.

         The provision for income taxes for the three months ended January 31, 2001 were based on the effective federal, state and local income taxes rates. The provision for income taxes for the three months ended January 31, 2000 are based on the alternative minimum tax method and current state and local income taxes provided relate primarily to taxes computed based upon capital.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders was held on January 16, 2001

     (b) The following matters were voted upon and the results were as follows:

         (1) Shahram Rabbani was nominated by management and elected to serve as director until the next Annual Meeting of Stockholders or until his successors are elected and shall qualify. The Stockholders voted 22,696,200 shares in the affirmative for Shahram Rabbani and 1,951,716 shares withheld.

         (2) The stockholders voted 24,358,599 shares in the affirmative with respect to the ratification of Ernst & Young LLp as the Company's independent auditors for the fiscal year ended July 31, 2001 and 255,079 shares against and 34,238 shares abstained.

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




                                              ENZO BIOCHEM, INC.
                                              ------------------
                                                (registrant)




Date: March 12, 2001                          by:  /s/ Shahram K. Rabbani
                                                   ------------------------
                                                   Chief Operating Officer,
                                                   Secretary and Treasurer