Form 10-Q/A
period 2001-01-31
ENZO BIOCHEM INC
filed 2001-03-21
CIK 316253

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

                                ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                January 31, 2001


                                      INDEX



                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART  I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheet - January 31, 2001
            and July 31, 2000                                              3

         Consolidated Statement of Operations
            For the six months ended January 31, 2001 and 2000             4

         Consolidated Statement of Operations
            For the three months ended January 31, 2001 and 2000           5

         Consolidated Statement of Cash Flows
            For the six months ended January 31, 2001 and 2000             6

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   9

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                12

Item 4.  Submission of Matters to a Vote of Security Holders              12

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

                           PART II - Other Information

Item 1.  Legal Proceedings

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