Form 10-Q
period 2001-04-30
ENZO BIOCHEM INC
filed 2001-06-14
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                          ENZO BIOCHEM, INC.___________

             (Exact name of registrant as specified in its charter)

New York                                                         13-2866202
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

60 Executive Blvd., Farmingdale, New York                           11735

(Address of Principal Executive office)                           (Zip Code)

(631-755-5500)
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value                   New York Stock Exchange
     (Title of Class)                (Name of Each Exchange on which Registered)

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

                              Yes  X            No
                                  ---

As of June 1, 2001 the Registrant had 26,982,100 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                 April 30, 2001


                                      INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART  I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheet - April 30, 2001
            and July 31, 2000                                                3

         Consolidated Statement of Operations
            For the nine months ended April 30, 2001 and 2000                4

         Consolidated Statement of Operations
            For the three months ended April 30, 2001 and 2000               5

         Consolidated Statement of Cash Flows
            For the nine months ended April 31, 2001 and 2000                6

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     9

Part II - Other Information

Item 1.  Legal Proceedings                                                  11

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                                                   April 30,    July 31,
                                                                                     2001         2000
                                                                                  (unaudited)
                                                                                  ----------------------
                                                                                      (in Thousands)
                                     ASSETS

Current assets:
         Cash and cash equivalents                                                $  56,484    $  51,027
         Accounts receivable, less allowance for doubtful accounts                   22,782       20,211
         Inventories                                                                  1,839        1,799
         Deferred taxes                                                                 800        3,008
         Other                                                                        1,077        1,071
                                                                                  ---------    ---------
Total current assets                                                                 82,982       77,116


Property and equipment, at cost, less accumulated depreciation and amortization
                                                                                      2,723        2,801
Cost in excess of fair value of net tangible assets acquired, less
    accumulated amortization                                                          7,915        8,193
Deferred patent costs, less accumulated amortization                                  3,935        4,048
Other                                                                                   137          127
                                                                                  ---------    ---------
                                                                                  $  97,692    $  92,285
                                                                                  =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable                                                   $   1,336    $   1,470
         Income taxes payable                                                           247          376
         Accrued legal fees                                                             175          665
         Accrued payroll                                                                240          301
         Other accrued expenses                                                         725          812
                                                                                  ---------    ---------
Total current liabilities                                                             2,723        3,624

Deferred liability                                                                      706          796
Deferred taxes                                                                          689          689

Stockholders' equity:
         Preferred Stock, $ .01 par value; authorized 25,000,000 shares; no shares issued or outstanding
         Common Stock, $ .01 par value; authorized 75,000,000 shares;
             shares issued and outstanding; 26,974,900 shares at April 30, 2001
             and 25,583,700, shares at July 31, 2000                                    270          255
         Additional paid-in capital                                                 130,908       97,350
         Accumulated deficit                                                        (37,604)     (10,429)
                                                                                  ---------    ---------
Total stockholders' equity                                                           93,574       87,176
                                                                                  ---------    ---------

                                                                                  $  97,692    $  92,285
                                                                                  =========    =========

See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)


                                                          Nine Months Ended April 30,
                                                               2001           2000
                                                          ---------------------------
                                                           (In thousands, except per
                                                                   share data)

Revenues:
         Research product revenues                             $16,710        $13,204
         Clinical laboratory services                           26,226         22,551
                                                           -----------    -----------

              Total operating revenues                          42,936         35,755

Costs and expenses:
         Cost of research product revenues                       4,947          5,386
         Cost of clinical laboratory services                    7,310          6,206
         Research and development expense                        4,688          3,917
         Selling expense                                         2,798          2,202
         Provision for uncollectable accounts receivable         9,234          8,144
         General and administrative expenses                     7,251          6,485
                                                           -----------    -----------

              Total costs and expenses                          36,228         32,340
                                                           -----------    -----------

Income before interest income and provision for taxes on
         income
                                                                 6,708          3,415
Interest income - net                                            2,415          1,807
                                                           -----------    -----------
Income before provision for taxes on income                      9,123          5,222
Provision for taxes on income                                   (4,024)          (182)
                                                           -----------    -----------

Net income                                                      $5,099         $5,040
                                                           ===========    ===========

Net income per common share:
         Basic                                                    $.19           $.19
                                                           ===========    ===========
         Diluted                                                  $.18           $.18
                                                           ===========    ===========

Denominator for per share calculation:
         Basic                                                  26,969         26,359
                                                           ===========    ===========
         Diluted                                                28,079         27,895
                                                           ===========    ===========


See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)


                                                                Three Months Ended April 30,
                                                                ----------------------------
                                                                    2001           2000
                                                                ----------------------------
                                                            (In thousands, except per share data)

Revenues:
         Research product revenues                                    $6,104        $4,717
         Clinical laboratory services                                  9,097         7,862
                                                                  ----------    ----------

              Total operating revenues                                15,201        12,579

Costs and expenses:
         Cost of research product revenues                             1,492         1,781
         Cost of clinical laboratory services                          2,810         2,206
         Research and development expense                              1,749         1,403
         Selling expense                                               1,028           739
         Provision for uncollectable accounts receivable               3,038         2,933
         General and administrative expenses                           2,451         2,119
                                                                  ----------    ----------

              Total costs and expenses                                12,568        11,181
                                                                  ----------    ----------

Income before interest income and provision for taxes on income
                                                                       2,633         1,398
Interest income - net                                                    702           635
                                                                  ----------    ----------
Income before provision for taxes on income                            3,335         2,033
Provision for taxes on income                                         (1,474)          (30)
                                                                  ----------    ----------

Net income                                                            $1,861        $2,003
                                                                  ==========    ==========

Net income per common share:
         Basic                                                          $.07          $.08
                                                                  ==========    ==========
         Diluted                                                        $.07          $.07
                                                                  ==========    ==========

Denominator for per share calculation:
         Basic                                                        26,999        26,338
                                                                  ==========    ==========
         Diluted                                                      27,899        27,854
                                                                  ==========    ==========



See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                        Nine Months Ended April 30,
                                                              2001          2000
                                                        ---------------------------
                                                               (In Thousands)

Cash flows from operating activities:
Net income                                                 $    5,099    $    5,040
Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization of property
        and equipment                                             820           608
      Amortization of costs in excess of fair
        value of tangible assets acquired                         278           278
      Amortization of deferred patent costs                       540           517
      Deferred tax                                              2,208
      Issuance of warrants as compensation for services
        performed                                                  --            90
      Provision for uncollectable accounts receivable           9,234         8,144
      Provision for 401k expense - Paid in company stock          150           140
      Other                                                       194            (3)
Changes in operating assets and liabilities:
      Accounts receivable before provision for
        uncollectable amounts                                 (11,805)      (12,628)
      Inventories                                                 (40)         (145)
      Other assets                                                 (5)          (37)
      Trade accounts payable and other accrued expenses          (358)         (183)
      Income taxes payable                                       (129)         (300)
      Accrued payroll                                             (61)           --
      Accrued legal fees                                         (490)           --
                                                           ----------    ----------
      Total adjustments                                           536        (3,519)
                                                           ----------    ----------
Net cash provided by operating activities                  $    5,635    $    1,521
                                                           ----------    ----------

Cash flows from investing activities:
      Capital expenditures                                       (756)         (568)
      Patent costs deferred                                      (427)         (351)
      Security deposit                                            (10)           (2)
                                                           ----------    ----------
Net cash used in investing activities                          (1,193)         (921)
                                                           ----------    ----------

Cash flows from financing activities:
      Proceeds from exercise of stock options                   1,015         3,842
                                                           ----------    ----------
Net cash provided by financing activities                       1,015         3,842
                                                           ----------    ----------

Net increase in cash and cash equivalents                       5,457         4,442

Cash and cash equivalents at the beginning of the year         51,027        43,218
                                                           ----------    ----------

Cash and cash equivalents at the end of the period         $   56,484    $   47,660
                                                           ==========    ==========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2001
                                   (Unaudited)


1. The consolidated balance sheet as of April 30, 2001, the consolidated statements of operations for the three and nine months ended April 30, 2001 ("2001 Period") and 2000 ("2000 Period") and the consolidated statements of cash flows for the nine months ended April 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the nine months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share". The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                             Nine Months Ended April 30,  Three Months Ended April 30,
                                                   2001        2000          2001        2000
                                             ---------------------------  ----------------------------
                                                        (In Thousands, except per share data)
Numerator:
     Net income for numerator for basic and
     diluted earnings per common share              $5,099      $5,040      $1,861      $2,003

Denominator:
     Denominator for basic earnings per common
     equivalent share during the period             26,969      26,359      26,999      26,338

Effect of dilutive securities
     Employee and director stock options and
     warrants                                        1,110       1,536         900       1,516
                                                 ---------   ---------   ---------   ---------

Denominator for diluted earnings per common
     equivalent share and assumed conversions       28,079      27,895      27,899      27,854
                                                 =========   =========   =========   =========


Basic earnings per share                              $.19        $.19        $.07        $.08
                                                 =========   =========   =========   =========

Diluted earnings per share                            $.18        $.18        $.07        $.07
                                                 =========   =========   =========   =========


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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2001
                                   (Unaudited)

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


The following financial information (in thousands) represents the reportable segments of the Company:


                                         Research and Development  Clinical Reference Laboratories

                                        Nine Months Ended April 30,   Nine Months Ended April 30,
                                            2001           2000          2001           2000
                                       ------------   ------------   ------------   ------------
                                       ---------------------------------------------------------
Operating revenues:

Research product revenues              $     16,710   $     13,204             --             --
Clinical laboratory services                     --             --   $     26,226   $     22,551


Cost and expenses:

Cost of research product revenues             4,947          5,386             --             --

Cost of clinical laboratory services             --             --          7,310          6,206
Research and development expense              4,688          3,917             --             --

Interest income                                                 --                            --

Income before provision for taxes on
income                                 $      5,711   $      2,838   $      3,124   $      2,287
                                       ============   ============   ============   ============
                                                Other                       Consolidated

                                       Nine Months Ended April 30,   Nine Months Ended April 30,
                                           2001           2000           2001           2000
                                       ------------   ------------   ------------   ------------
                                       ---------------------------------------------------------
Operating revenues:

Research product revenues                        --             --   $     16,710   $     13,204
Clinical laboratory services                     --             --         26,226         22,551


Cost and expenses:

Cost of research product revenues                --             --          4,947          5,386

Cost of clinical laboratory services             --             --          7,310          6,206
Research and development expense                 --             --          4,688          3,917

Interest income                               2,485          1,807          2,485          1,807

Income before provision for taxes on
income                                 $        288   $         97   $      9,123   $      5,222
                                       ============   ============   ============   ============

                                         Research and Development  Clinical Reference Laboratories

                                       Three Months Ended April 30,  Three Months Ended April 30,
                                           2001           2000           2001           2000
                                       ------------   ------------   ------------   ------------
Operating revenues:

Research product revenues              $      6,104   $      4,717             --             --

Clinical laboratory services                     --                   $      9,097   $      7,862

Cost and expenses:

Cost of research product revenues             1,492          1,781             --             --
Cost of clinical laboratory services             --             --          2,810          2,206
Research and development expense              1,749          1,403             --             --

Interest income                                  --             --             --             --

Income before provision for taxes on
income                                 $      2,310   $      1,283   $        998   $        777
                                       ============   ============   ============   ============
                                                Other                       Consolidated

                                       Three Months Ended April 30,  Three Months Ended April  30,
                                           2001           2000            2001           2000
                                       ------------   ------------    ------------   ------------
Operating revenues:

Research product revenues                        --             --    $      6,104   $      4,717
Clinical laboratory services                     --             --           9,097          7,862

Cost and expenses:

Cost of research product revenues                --             --           1,492          1,781
Cost of clinical laboratory services             --             --           2,810          2,206
Research and development expense                 --             --           1,749          1,403

Interest income                                 772            635             772            635

Income before provision for taxes on
income                                 $         27   $        (27)   $      3,335   $      2,033
                                       ============   ============    ============   ============

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2001
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company at April 30, 2001, had cash and cash equivalents of $56.5 million an increase of $5.5 million from July 31, 2000. The Company had working capital of $80.3 million at April 30, 2001 compared to $73.5 million at July 31, 2000.

         The Company's net income for the nine months ended April 30, 2001 was $5.1 million which includes depreciation and amortization aggregating approximately $1.6 million. The Company's positive cash flow from operations was sufficient to meet its current cash needs for the research and development programs and other investing activities.

         Net cash provided by operating activities for the nine month period ended April 30, 2001 was approximately $5.6 million and as compared to net cash provided by operating activities of $1.5 million for the 2000 period. The increase in net cash provided by operating activities from the 2000 to the 2001 period was primarily due to a deferred income tax provision, a net decrease in the change in accounts receivable offset by a decrease in other accrued liabilities.

         Net cash used in investing activities increased by approximately $272,000 as a result of an increase in capital expenditures and patent costs deferred.

         Net cash provided by financing activities decreased by approximately $2.8 million from the 2000 period primarily as a result of the decrease in proceeds from the exercise of stock options.

Results of Operations

Nine months ended April 30, 2001 compared with nine months ended April 30, 2000

         Revenues from operations for the nine months period ended April 30, 2001 increased by $7.2 million compared to revenues from operations for the nine month period ended April 30, 2000. This increase was due to an increase of $3.7 million in revenue from the clinical reference laboratory operation and an increase of $3.5 million of research product sales. The increase in research product sales resulted primarily from an increase in the sales from the Company's sales of labeling and detection reagents for the genomics and sequencing markets. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in esoteric testing revenue and from an increase in accounts being serviced.

         Cost of sales increased by approximately $665,000 as a result of an increase of $1,104,000 in the expenses related to the services of the clinical laboratory offset by a decrease of $439,000 in the cost of sales of research products from the Company's distribution agreements activities.

         Research and development expenses increased by approximately $771,000 as a result of an increase in expenses associated with the research programs.

         Selling expenses increased by approximately $596,000 primarily due to an increase in costs associated with the increase in revenue.

         Provision for uncollectable accounts receivable increased due to the increase in revenue at the clinical reference laboratory.

         General and Administrative expenses increased by approximately $766,000 primarily due to an increase in legal fees.

         The provision for income taxes for the nine months ended April 30, 2001 were based on the combined effective federal, state and local income tax rates of 44%. The provision for income taxes for the nine months ended April 30, 2000 are based on the alternative minimum tax method and current state and local income taxes provided relate primarily to taxes computed based upon capital.

Results of Operations

Three months ended April 30, 2001 compared with three months ended April 30,
2000

         Revenues from operations for the three month period ended April 30, 2001 increased by $2.6 million compared to revenues from operations for the nine month period ended April 30, 2000. This increase was due to an increase of $1.2 million in revenue from the clinical reference laboratory operation and an increase of $1.4 million of research product sales. The increase in research product sales resulted primarily from an increase in the sales from the Company's sales of labeling and detection reagents for the genomics and sequencing markets. The increase in revenues from the clinical reference laboratory operations resulted primarily from an increase in esoteric testing revenue and from an increase in accounts being serviced.

         Cost of sales increased by approximately $315,000 as a result of an increase of $604,000 in the expenses related to the services of the clinical laboratory offset by a decrease of $289,000 in the cost of sales of research products from the Company's distribution agreements activities.

         Research and development expenses increased by approximately $346,000 as a result of an increase in expenses associated with the research programs.

         Selling expenses increased by approximately $289,000 primarily due to an increase in costs associated with the increase in revenue.

         Provision for uncollectable accounts receivable increased due to the increase in revenue at the clinical reference laboratory.

         General and Administrative expenses increased by approximately $332,000 primarily due to an increase in legal fees.

         The provision for income taxes for the three months ended April 30, 2001 were based on the combined effective federal, state and local income taxes rates of 44%. The provision for income taxes for the three months ended April 30, 2000 are based on the alternative minimum tax method and current state and local income taxes provided relate primarily to taxes computed based upon capital.

                           PART II - Other Information


Item 1.  Legal Proceedings

In 1993, the Company filed suit in U.S. district court against Calgene, Inc., alleging that Calgene's "Flavr Savr" tomato infringed several of the Company's patents concerning antisense technology. After a trial, the district court ruled against the Company, ruling that claims of these patents were invalid and not infringed. The Company appealed from the district court's decision in this regard, and Calgene cross-appealed from the district court's denial of Calgene's request for attorneys fees it incurred in defending the Company's suit. In September 1999, the U.S. Court of Appeals for the Federal Circuit issued a decision in the appeal. Among other aspects of its decision, the Court of Appeals remanded the case to the District Court for a determination of whether the case was exceptional, which related to Calgene's claim for attorney fees. There can be no assurance that the Company will be successful in connection with Calgene's claim that the case is exceptional. However, even if the Company is not successful, management does not believe there will be a significant adverse monetary impact.

In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. On January 26, 2001, the court granted the defendants' motion for summary judgment that the Company's patent is invalid. The grant of summary judgment is being appealed to the Court of Appeals for the Federal Circuit. The appeal proceedings are at an early stage. There can be no assurance that the Company will be successful in these proceedings. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact.

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


                                                    ENZO BIOCHEM, INC.
                                                    ------------------
                                                    (registrant)




Date: June 1, 2001                                  by:  /s/ Shahram K. Rabbani
                                                    ---------------------------
                                                    Chief Operating Officer,
                                                    Secretary and Treasurer