Form 10-K
period 2001-07-31
ENZO BIOCHEM INC
filed 2001-10-29
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Mark one

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2001

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to ___________________

                          Commission File Number 1-9974


                               ENZO BIOCHEM, INC.
                  ---------------------------------------------
             (Exact name of Registrant as Specified in Its Charter)

              New York                                    13-2866202
     ---------------------------------                  --------------
       (State or Other jurisdiction                    (I.R.S. Employer
     of Incorporation or Organization)                Identification No.)

           60 Executive Boulevard,
           Farmingdale, New York                            11735
     ---------------------------------                  --------------
   (Address of Principal Executive Offices)               (Zip Code)

             (631) 755-5500
           ------------------
      (Registrant's telephone number,
           including area code)


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

         The aggregate market value of the Common Stock held by nonaffiliates as of October 11, 2001 was approximately $430,323,400.

         As of October 11, 2001, the Registrant had 27,082,200 shares of Common Stock outstanding.

Part of Form 10-K                     Document Incorporated by Reference
-----------------                     ----------------------------------

Part III - Items 11, 12 and 13        In the Company's Proxy Statement to be
                                      filed with the Securities and Exchange
                                      Commission no later than November 28, 2001


Part IV - Certain exhibits listed     Prior filings made by the Company
          in response to Item         under the Securities Act of  1933 and
          14(a)(3)                    the Securities Exchange Act of 1934

                                     PART I

Item 1.  Business

Overview

         Enzo Biochem, Inc. (the "Company" or "Enzo") is a leading life sciences and biotechnology company focused on harnessing genetic processes to develop research tools, diagnostics and therapeutics and also provides diagnostic services to the medical community. Since our formation in 1976, we have concentrated on developing enabling technologies for detecting and identifying genes and modifying gene expression. These technologies are generally applicable for the diagnosis of infectious and other diseases and form the basis for a portfolio of over 300 products marketed to the biomedical and pharmaceutical research markets. We are further using these technologies as a platform for our planned entry into the clinical diagnostics market. In addition, our work in gene analysis has led to our development of significant therapeutic product candidates, three of which are currently in clinical trials, and a fourth is scheduled to begin clinical testing shortly. In the course of our research and development activities, we have built what we believe is a significant patent position (comprised of 37 issued U.S. patents, approximately 161 issued foreign patents and numerous pending applications worldwide) around our core technologies.

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

         The Company's primary sources of revenue have historically been from sales of research products and from clinical laboratory services. Revenues from research products are comprised of sales of products utilized in life science research. Revenues from the clinical laboratory service are comprised of fees for the services provided by the laboratories. For the fiscal years ended July 31, 2001 and 2000, respectively, approximately 40% and 37% of the Company's operating revenues were derived from product sales and approximately 60% and 63% were derived from clinical reference laboratory services.

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

         Our Genetic Antisense Technology. We are pursuing a novel approach to gene regulation known as genetic antisense or antisense RNA. Our technology involves the introduction into cellular DNA of a gene that codes for an RNA molecule that binds to, and thus deactivates, RNA produced by a specific gene. To deliver our antisense gene to the target cell, we have developed proprietary vector technology. Our vector technology has the following three strengths:

         o Efficient transduction. A principal problem to date of most gene therapy programs has been inefficient transduction, or an unacceptably low rate of delivery of operating genes to the target cells. We have achieved transduction rates significantly higher than those reported by other researchers.

         o Immunologically "Quiet." Transduced cells often produce non-essential proteins that trigger an immune response, causing such cells to be cleared from the body before they can produce a therapeutic effect. Cells transduced with our vectors have not expressed extraneous proteins.

         o "Smart" Vectors. We incorporate into the surface of our vectors proteins that have an affinity for the surface of the cell types intended to be transduced. By including this targeting mechanism, we create in essence "smart" vectors that preferentially transduce the intended cell type. This may ultimately permit us to develop a genetic antisense product that is administered directly to the patient.

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

         Our HGTV43 genetic antisense product. HGTV43 consists of our proprietary vector carrying antisense genes directed against the genes responsible for viral replication. HGTV43 is designed to deliver the antisense genes to targeted blood cells of patients infected with HIV-1. These genes are incorporated into the DNA of the blood cells, and subsequent production of the antisense RNA prevents replication of the virus, providing resistance to the virus.

         Preclinical in vitro studies, performed in conjunction with our collaborators at Cornell University's Weill Medical College demonstrated resistance to HIV-1 in human immune cells into which the antisense genes had been inserted. We are currently concluding a Phase 1 clinical trial of the HIV-1 product, with five evaluable patients. In this study, white blood cell precursors, known as stem cells, were collected from the patient. These stem cells were then treated with HGTV43 ex vivo and infused into the subject. Results of the trial have shown that all patients tolerated the procedure and that anti-HIV-1 antisense RNA continued to be expressed in the patient's circulating

         o        all patients tolerated the procedure;

         o anti HIV-1 antisense RNA was detected in the circulation of all patents, the first two patients for as long as 20 months thus far;

         o purified CD4+ cells from all five evaluable patients were tested for the presence of anti HIV-1 antisense RNA and these cells contained the antisense RNA;

         o CD34+ cells from the bone marrow of all patients were tested for the presence of anti HIV-1 antisense RNA at least six months after infusion and these cells all contained the antisense RNA (one patient was tested after six months, two patients after nine months, one after 13 months and one after 20 months.

         Based on the Phase 1 trial results demonstrating long-term survival and functioning of antisense RNA in white blood cells and in CD4+ cells we are preparing for the next phase of the study in which we will test strategies to increase the percentage of CD4+ cells that contain the anti-HIV-1 antisense genes.

         One arm of the next phase of clinical trials is expected to be conducted at New York Presbyterian Hospital-Cornell Medical Center. In a significant step, the Company's protocol for this phase of the study was successfully presented to and approved by the National Institutes of Health Recombinant DNA Advisory Committee (RAC). The Cornell site will focus on a strategy to increase the percentage of engineered CD4+ cells by using a combination of radiation and immune conditioning. We anticipate beginning expanded studies of the trial at additional sites. Enzo is now focusing on completing all the necessary protocols for submission to move this program forward.

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


         In our clinical trial, conducted at the Liver Unit of Hadassah-Hebrew University Medical Center, in Jerusalem, Israel, a formulation of EHT899 was administered orally to a total of 42 patients with chronic active hepatitis. Patients received the medication three times a week for 20 - 30 weeks and followed for an additional 20 weeks. Results of the trial have shown that:

    o    The drug was well tolerated in all patients;

    o 46% of patients showed a decrease in HBV viral load and improvement in liver function tests;

    o    33% of patients showed a decrease in inflammation seen on liver biopsy;

    o 95% of patients showed a favorable augmentation in anti-HBV specific T-cell response, a marker of immunological regulation that is significant in that it demonstrates an induction or an enhancement of the immune response to HBV.

         Preclinical animal studies with EHT899 showed that this medication was able to achieve complete suppression of HBV-associated human liver cancer and significantly reduced mortality in laboratory mice. These studies may have significant potential application for treatment of liver and other cancers in humans.

         Our genetic antisense product. We are applying our genetic antisense to treat chronic active hepatitis. We have developed antisense genes that interfere with the replication of HBV. We are currently developing a vector that will specifically deliver the genes to liver cells. This product is in pre-clinical development.

         Hepatitis C (HCV). We are using our immune regulation technology in the development of a treatment for HCV. This disease affects approximately 170 million people worldwide, including 3.9 million in the U.S., of which approximately 69%, or 2.7 million, are chronically infected, according to the National Center for Infectious Diseases. Approximately 30,000 new infections are recorded each year in the U.S. About 85% of people infected with HCV are reported to develop chronic hepatitis, and about 20% develop cirrhosis, an incurable disease, with approximately half of these cases progressing to end-stage liver disease, including liver cancer. It has been predicted that HCV-related deaths in the U.S. may soon overtake the number of AIDS-related deaths in the U.S.

         The ongoing clinical trial is being conducted by physicians at the Liver Unit of Hadassah University Medical Center in Jerusalem, Israel and will test our next generation of immune regulation medicine, EHC18, a broad spectrum of specific HCV proteins.

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

         There is currently no effective treatment for these diseases. Patients are managed during short-term episodes through the use of anti-inflammatory medications, or immunosuppressants, that provide symptomatic relief over short periods of time but do nor provide a cure. These drugs are all based on a generalized suppression of the immune response and are non-specific. As such, they have considerable side effects and cannot be used for long periods of time because of their inherent toxicity.

         Enzo recently received approval from the Ministry of Health in Isreal to begin a Phase 1 clinical trial to test an innovative immune regulation medicine for treatment of Crohn's Disease. The clinical study is based on successful preclinical results achieved in an animal model sysytem. The study results showed that when laboratory animals with experimentally induced colitis were given specific proteins by oral administration, a remission of the condition was seen. The experimental animals exhibited a marked amelioration of the symptoms, including significant reduction in tissue inflammation, as well as a decrease in the levels of gamma interferon in the serum, both indicative of remission.

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

         We are conducting pre-clinical and animal studies at Hadassah University Hospital. The results of these studies have demonstrated that our immune regulation technology could be effective in treating GvHD. We have developed clinical protocols and, subject to regulatory approval, expect to commence human trials during 2002.

         In the fiscal years ended July 31, 2001, 2000 and 1999, the Company incurred costs of $6,081,000, $5,431,000 and $4,427,000, respectively, for research and development activities.

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

         We operate a clinical reference laboratory on Long Island and seventeen satellite patient service centers in the greater New York area. Patient service centers collect the specimens as requested by physicians. The specimens are sent through our in-house courier system to our Long Island laboratory facility for testing. We also operate a STAT laboratory in Manhattan. A "STAT" lab is a laboratory that has the ability to perform certain routine tests quickly and report results to the physician immediately.

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

         Approximately 82% at July 31, 2001 and 2000, of the Company's net accounts receivable relates to its clinical reference laboratory business which operates in the New York Metropolitan area. The Company believes that the concentration of credit risk with respect to accounts receivable is limited due to the diversity of the Company's client base. However, the Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during July 31, 2001 was approximately 15% of the Company's total revenue.

Research & Development

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

         The following table describes our existing collaborations:

---------------------------------------------------------- ------------------------------------------------------------
Collaborator                                               Project
---------------------------------------------------------- ------------------------------------------------------------
Cornell University Medical College                         Application of our genetic antisense technology for the
                                                           treatment of HIV-1.
---------------------------------------------------------- ------------------------------------------------------------
University of California, San Francisco                    Human clinical trials of HGTV43, our genetic antisense
                                                           product for the treatment of HIV-1.
---------------------------------------------------------- ------------------------------------------------------------
Hadassah University Hospital, Jerusalem, Israel            (i)     Human clinical trials of EHT899, our immune
                                                           regulation product to treat HBV.
                                                           (ii)    Human clinical trials of EHC18, our immune
                                                           regulation product to treat HCV.
                                                           (iii)   Human clinical trials of our immune regulation
                                                           treatment for Crohn's Disease
                                                           (iv)    Pre-clinical analysis of various therapeutic
                                                           products using our proprietary immune regulation technology.
---------------------------------------------------------- ------------------------------------------------------------

Sales and Marketing

         Our sales and marketing strategy is to sell our products through two distinct channels: (i) direct sales to end-users; and (ii) supply agreements with manufacturers and distributors.

Our Direct Sales and Marketing Effort

         We internally market our products through our catalogue, direct field sales and telemarketing, as well as through our e-commerce web site. We maintain a team of professionals to perform direct field sales and telemarketing activities. Our field sales force was increased substantially during the past year. Our worldwide marketing efforts also consist of advertisements in major scientific journals; direct mailings to researchers; presentations at scientific seminars; and exhibitions at scientific meetings.

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

         At the end of fiscal 2001 we owned or licensed 37 U.S. and approximately 161 foreign patents relating to products, methods and procedures resulting from our internal or sponsored research projects. Patents relating to the BioProbe(R) nucleic acid probe system have issued in the U.S. and Europe. We cannot assure, however, that patents will be issued on pending applications or that any issued patents will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology. We also rely on our trade secrets and continuing technological innovation. We require each of our employees to sign a confidentiality agreement that prohibits the employee from disclosing any confidential information about us, including our technology or trade secrets.

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

         On January 1, 1993, numerous changes in the Physicians' Current Procedural Terminology ("CPT") were published. The CPT is a coding system that is published by the American Medical Association. The CPT lists descriptive terms and identifying codes for reporting medical and medically related services. The Medicare and Medicaid programs require suppliers, including laboratories, to use CPT codes when they bill the programs for services performed. HCFA adopted these CPT changes for Medicare and Medicaid on August 1, 1993. The CPT changes have altered the way we bill Medicare and Medicaid for some of our services, thereby reducing the reimbursement that we receive from those programs for some of our services. In March 1996, HCFA implemented changes in the policies used to administer Medicare payments to clinical laboratories for the most frequently performed automated blood chemistry profiles. Among other things, the changes established a consistent standard nationwide for the content of the automated chemistry profiles. Another change requires laboratories performing certain automated blood chemistry profiles to obtain and provide documentation of the medical necessity of tests included in the profiles for each Medicare beneficiary. Reimbursements have been reduced as a result of this change.

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

         Employees

         As of July 31, 2001, we employed 219 full-time and 36 part-time employees. Of the full-time employees, 36 were engaged in research, development, manufacturing and marketing of research products and 183 at the clinical reference laboratories. Our scientific staff possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that the relationships we have established with our employees are good.

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


Item 2.  Properties

The following are the principal facilities of the Company:

                                                        Approximate        Approximate
                                                           Floor             Annual
Location                   Principal Operations        Area (sq. ft.)       Base Rent           Expiration Date
--------                   --------------------        --------------       ---------           ---------------

60 Executive Blvd.         Corporate
Farmingdale, N.Y.          headquarters,                    43,000         $1,140,000          November 30, 2004
                           clinical reference
                           and development
                           facilities (See note
                           5 of Notes to
                           Consolidated Financial
                           Statements)

527 Madison Ave.           Executive office                  6,400         $  288,000           December, 2003
New York, NY

         Management believes that the current facilities will be adequate for current operating needs and in the foreseeable future.

Item 3.  Legal Proceedings

In 1993, the Company filed suit in U.S. district court against Calgene, Inc., alleging that Calgene's "Flavr Savr" tomato infringed several of the Company's patents concerning antisense technology. After a trial, the district court ruled against the Company, ruling that claims of these patents were invalid and not infringed. In September 1999, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the district court. On August 10, 2001, the case was dismissed pursuant to stipulation of the parties, with each party to bear its own costs and attorneys' fees. No significant adverse monetary impact to the Company occurred.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of the Company's stockholders in the fourth fiscal quarter ended July 31, 2001.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The common stock of the Company is traded on the New York Stock Exchange (Symbol:ENZ). The following table sets forth the high and low price of the Company's Common Stock for the periods indicated as reported on the New York Stock Exchange.

                                                     High             Low
                                                     ----             ---
2000 Fiscal Year (August 1, 1999
to July 31, 2000):
         1st Quarter                               $  36.69          $16.13
         2nd Quarter                               $ 139.00          $20.75
         3rd Quarter                               $ 104.19          $31.81
         4th Quarter                               $  75.75          $31.63

2001 Fiscal Year (August 1, 2000
to July 31, 2001):
         1st Quarter                               $  58.81          $34.29
         2nd Quarter                               $  42.06          $17.96
         3rd Quarter                               $  23.18          $13.95
         4th Quarter                               $  34.98          $22.87

         On October 11, 2001, the last sale price of the Common Stock of the Company as reported on the New York Stock Exchange was $19.85.

         As of October 11, 2001, the Company had approximately 1,180 record holders of its Common Stock.

         The Company has not paid a cash dividend on its Common Stock and intends to continue to follow a policy of retaining future earnings to finance its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.


         The Company declared a 5% stock dividend on January 16, 2001 payable March 20, 2001 to shareholders of record as of February 27, 2001. The shares and per share data have been adjusted to retroactively reflect this stock dividend. The Company recorded a charge to accumulated deficit and a credit to common stock and additional paid-in capital in the amount of approximately $32,274,000, which reflects the fair value of the dividend on the date of declaration.

Item 6.          Selected Financial Data

                                                                                  For the Years Ended July 31,
                                                          ------------------------------------------------------------------------
                                                                             (In thousands, except per share data)

                                                              2001           2000           1999           1998           1997
                                                          ------------   ------------   ------------   ------------   ------------
Operating Results:
Operating revenues                                        $     58,406   $     50,029   $     44,319   $     40,417   $     34,939


Interest income                                                  3,003          2,585          1,984          1,885          1,799

Income before (provision) benefit
   for taxes on income                                          12,231          7,668          5,387          2,570          1,564

(Provision) benefit for taxes on
   income                                                       (5,418)        (1,044)         1,128            822           (111)

Net income                                                $      6,813   $      6,625   $      6,515   $      3,392   $      1,453
                                                          ============   ============   ============   ============   ============

Basic net income per common share:                        $       0.25   $       0.25   $       0.25   $       0.13   $       0.06
                                                          ============   ============   ============   ============   ============

Diluted net income per common share:                      $       0.24   $       0.23   $       0.24   $       0.13   $       0.05
                                                          ============   ============   ============   ============   ============

Denominator for per share calculation:
     Basic                                                      26,999         26,597         26,180         25,886         25,370
     Diluted                                                    28,126         28,335         26,751         27,033         26,773

Financial Position:
Working capital                                           $     85,094   $     74,094   $     59,323   $     52,973   $     43,232
Total assets                                              $    102,931   $     92,886   $     78,901   $     72,153   $     67,419
Long-term debt and obligation under
    capital lease                                                 --             --             --             --     $         46
Stockholders' equity                                      $     97,517   $     87,176   $     75,648   $     68,783   $     64,009


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See "Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995". Because of the foregoing factors, you should not rely on past financial results as an indication of future performance. We believe that period-to-period comparisons of our financial results to date are not necessarily meaningful and expect that our results of operations might fluctuate from period to period in the future.

         Liquidity and Capital Resources

         At July 31, 2001, our cash and cash equivalents totaled $58.7 million, an increase of $7.6 million from July 31, 2000. We had working capital of $85.1 million at July 31, 2001 compared to $74.1 million at July 31, 2000.

         Net cash provided by operating activities for the year ended July 31, 2001 was approximately $8.0 million and as compared to net cash provided by operating activities of $4.9 million for the year ended July 31, 2000. The increase in net cash provided by operating activities from fiscal 2000 to fiscal 2001 was primarily due to an increase in the tax benefit for stock options exercised of approximately $1.4 million.

         Net cash used in investing activities increased by approximately $.3 million from fiscal 2000, primarily as a result of an increase in capital expenditures and patent costs deferred.

         Net cash provided by financing activities decreased by $2.9 million from fiscal 2000 primarily as a result of the decrease in proceeds from the exercise of stock options.

         Net accounts receivable of $24.6 million and $20.2 million represented 147 days and 134 days of operating revenues at July 31, 2001 and 2000, respectively. The change in net accounts receivable is due to an increase in accounts receivable at the clinical reference laboratory of approximately $3.5 million and an increase of research products accounts receivable of approximately $.9 million. The increase is primarily due to the increase in revenue from the clinical laboratory.

         We believe that our current cash position is sufficient for our foreseeable liquidity and capital resource needs, although there can be no assurance that future events will not alter such view.

         Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements that would have a material effect on our financial statements.

         Results of Operations

         Fiscal 2001 Compared to Fiscal 2000

         Revenues from operations for the fiscal year ended July 31, 2001 were $58.4 million an increase of $8.4 million over revenues from operations for the fiscal year ended July 31, 2000. This increase was due to an increase of $3.7 million in revenues from our clinical reference laboratory operations and an increase of $4.7 million in revenues from research product sales over revenues for such activities in fiscal 2000. The increase in revenues from the clinical laboratory operations resulted primarily from an increase in volume of esoteric testing and from an increase in doctor accounts being serviced. The increase in research product sales resulted primarily from and an increase in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets.

         The cost of clinical laboratory services increased by $2.0 million primarily due to an increase in direct operating expenses based on the increased sales volume of testing in fiscal 2001. In addition, the cost of sales for research products decreased by $.6 million as a result of a change in the revenue mix from two of the Company's non-exclusive distribution agreements.

         Research and development expenses increased by approximately $.6 million as a result of an increase in the clinical trial studies and the expansion of certain research activities.

         Selling expenses increased by approximately $.6 million primarily due to an increase in costs associated with the increase in revenue. General and Administrative expenses increased by approximately $.9 million as a result of an increase in facility overhead costs associated with the increase in testing volume at the clinical laboratory facilities.

         Our provision for uncollectible accounts receivable increased by $.7 million, primarily due to increased revenues from our clinical reference laboratory.

         Interest income, increased by $.4 million as a result of an increase in cash and cash equivalents investments in fiscal 2001 as compared to fiscal 2000.

         In fiscal 2001, we recorded a provision for income taxes of $5.4 million which was based on the combined effective federal, state and local income tax rates. In fiscal 2000 we recorded a provision for income taxes of $1.0 million which included a deferred benefit from the change in the deferred tax asset valuation reserve and benefits recognized from net operating losses.

         Net accounts receivable from our clinical laboratory operations of $20.1 million and $16.6 million represented an average of 190 and 193 days of operating revenues at July 31, 2001 and 2000, respectively.

         Income before (provision) benefit for taxes on income from research and development activities and related costs was $8.3 million in fiscal 2001, as compared to income before (provision) benefit for taxes on income of $3.8 million in fiscal 2000. The increase in the profit is principally related to the increase in sales of research products. Income before (provision) benefit for taxes on income from the clinical reference laboratories activities amounted to $3.8 million for fiscal 2001, as compared to $3.7 million for fiscal 2000.

         Fiscal 2000 Compared to Fiscal 1999

         Revenues from operations for the fiscal year ended July 31, 2000 were $50.0 million, an increase of $5.7 million over revenues from operations for the fiscal year ended July 31, 1999. This increase was due to an increase of $3.4 million in revenues from our clinical reference laboratory operations and an increase of $2.3 in revenues from research product sales over revenues for such activities in fiscal 1999. The increase in revenues from the clinical laboratory operations resulted primarily from an increase in volume of diagnostic screening tests and an increase in esoteric testing revenues. The increase in research product sales resulted primarily from an increase in sales from the non-exclusive distribution agreements and an increase in direct sales of research products.

         The cost of clinical laboratory services increased by $.2 million primarily as a result of an increase in operating expenses based on the increased sales in fiscal 2000 and the cost of sales for research products decreased by .4 million as a result in a change in the revenue mix from two of the company's non-exclusive distribution agreements.

         Research and development expenses increased by approximately $1.0 million as a result of an increase in research programs and the increased amortization of patent costs.

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

         In fiscal 2000, we recorded a benefit for income taxes of $1.0 million versus a benefit of $1.1 million in fiscal 1999. In the fourth quarter of fiscal 2000, we recorded a tax provision of $.9 million which included a reduction in our deferred tax asset of .3 million.


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

         JOHN B. SIAS (age 74) has been a Director of the Company since January 1982. Mr. Sias has been President and Chief Executive Officer of Chronicle Publishing Company since April 1993. From January 1986 until April 1993, Mr. Sias was President of ABC Network Division, Capital Cities/ABC, Inc. From 1977 until January 1986 he was the Executive Vice President, President of the Publishing Division (which includes Fairchild Publications) of Capital Cities Communications, Inc.

         JOHN J. DELUCCA (age 58) has been a Director of the Company since January 1982. Since January 1999, Mr. Delucca has been Chief Financial Officer & Executive Vice President, Finance & Administration of Coty, Inc. From October 1993 until January 1999, he was Senior Vice President and Treasurer of RJR Nabisco, Inc. From January 1992 until October 1993, he was managing director and Chief Financial Officer of Hascoe Associates, Inc. From October 1, 1990 to January 1992 he was President of The Lexington Group. From September 1989 until September 1990, he was Senior Vice President-Finance of the Trump Group. From May 1986 until August 1989, he was senior Vice President-Finance at International Controls Corp. From February 1985 until May 1986, he was a Vice President and Treasurer of Textron, Inc. Prior to that he was a Vice President and Treasurer of the Avco Corporation, which was acquired by Textron.

         IRWIN C. GERSON (age 71) has been a Director of the Company since May, 2001. From 1995 until December 1998, Mr. Gerson served as Chairman of Lowe McAdams Healthcare and prior thereto had been, since 1986, Chairman and Chief Executive Officer of William Douglas McAdams, Inc., one of the largest advertising agencies in the U.S. specializing in pharmaceutical marketing and communications to healthcare professionals. In February 2000, he was inducted into the Medical Advertising Hall of Fame. Mr. Gerson has a B.S. in Pharmacy from Fordham University and an MBA from the NYU Graduate School of Business Administration. He is a director of Andrx Corporation, which specializes in proprietary drug delivery technologies, and eXegenics, Inc., a biopharmaceutical drug development company both Nasdaq listed public companies, and Bio Sample Inc., a privately held corporation. Mr. Gerson holds an honorary Doctor of Humane Letters from the Albany College of Pharmacy and Long Island University. Mr. Gerson served as a Trustee of Long Island University, Chairman of The Council of Overseers - Arnold and Marie Schwartz College of Pharmacy, member of the Board of Trustees of the Albany College of Pharmacy and, from 1967 through 1974, was a lecturer on sales management and pharmaceutical marketing at the Columbia College of Pharmacy. He is currently Vice President of the Lifetime Learning Society of Florida Atlantic University. Mr. Gerson also has served as a Member of the Board of Governors, American Association of Advertising Agencies, a Director and Chairman of Business Publications Audit, a Director of the Connecticut Grand Opera, and a Director of the Stamford Chamber Orchestra. Mr. Gerson previously served as a director of the foundation of Pharmacists and Corporate Americans for AIDS Education, the Pharmaceutical Advertising Council, the Nutrition Research Foundation and as a Trustee of the Chemotherapy Foundation. He was also on the boards of Penn Dixie Industries and Continental Steel Corporation.

         During the fiscal year ended July 31, 2001, there were four formal meetings of the Board of Directors, several actions by unanimous consent and several informal meetings. The Board of Directors has an Audit Committee and Stock Option Committee. The Audit Committee had two formal meetings and the Stock Option Committee had one formal meetings in fiscal 2001.

         The Audit Committee is authorized to review proposals of the Company's auditors regarding annual audits, recommend the engagement or discharge of the auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, to review the scope of the annual audit, to approve or disapprove each professional service or type of service other than standard auditing services to be provided by the auditors, and to review and discuss the audited financial statements with the auditors. Its members are Messrs. Sias, Delucca and Gerson.

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

         DR. ELAZAR RABBANI (age 57) has served as President and a Director of the Company since its organization in 1976. Dr. Rabbani received his B.A. degree from New York University in Chemistry and his Ph.D. degree in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

         SHAHRAM K. RABBANI (age 49) has served as Chief Operating Officer, Secretary, and Treasurer of the Company since November 1996, as Executive Vice President from September 1981 to November 1996 and as Vice President, Treasurer and a Director of the Company since its organization. Mr. Rabbani received a B.A. degree in chemistry from Adelphi University.

         BARRY W. WEINER (age 51) has served as President of the Company since November 1996 and as a Director of the Company since its organization. Mr. Weiner has served as an Executive Vice President of the Company from September 1981 to November 1996, as a Vice President of the Company from the Company's organization to November 1996 and as Secretary of the Company from March 1980 to November 1996. He was employed by Colgate-Palmolive Company, New York, New York from August 1974 until March 1980, when he joined the Company on a full-time basis. Mr. Weiner received his B.S. degree in Economics from New York University and M.B.A. from Boston University. Mr. Weiner is a Director of the New York State Biotechnology Association.

         DR. DEAN ENGELHARDT (age 61) has served as Executive Vice President since July 13, 2000, as Senior Vice President since January 1989, and as Vice President since September 1981 Prior to joining the Company he was Associate Professor of Microbiology at Columbia University College of Physicians and Surgeons. He obtained his Ph.D. from Rockefeller University.

         DR. NORMAN E. KELKER (age 62) has been a Vice President of the Company since September 1981. Effective January 1, 1989, he was promoted to Senior Vice President. From 1975 until he joined the Company, Dr. Kelker was an Associate Professor in the Department of Microbiology of the New York University School of Medicine. He holds a Ph.D. from Michigan State University.

         HERBERT B. BASS (age 53) is Vice President of Finance of the Company. Prior to his promotion, Mr. Bass was the Corporate Controller of Enzo. Before joining Enzo in 1986, Mr. Bass held various positions at Danziger & Friedman, Certified Public Accountants, from 1979 to 1986, the most recent of which was audit manager. For the preceding seven years he held various positions at Berenson & Berenson, C.P.A.'s. Mr. Bass holds a Bachelor degree in Business Administration from Baruch College.

         DR. BARBARA E. THALENFELD (age 61) is Vice President of Corporate Development and has been with Enzo since 1982. Prior to joining the Company she held an NIH research fellowship at Columbia University. She received a Ph.D. from Hebrew University-Hadassah Medical Center and an M.S. from Yale University.

         DAVID C. GOLDBERG (age 44) is Vice President of Business Development. Prior to joining Enzo in 1985, he was employed at DuPont NEN Products. He received an M.S. from Rutgers University and an MBA from New York University.

         Dr. Elazar Rabbani and Shahram K. Rabbani are brothers and Barry W. Weiner is their brother-in-law.

Item 11. Executive Compensation

                  The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2001 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                  The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2001 and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

                  The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2001 and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)     Consolidated Financial Statements
                Consolidated Balance Sheets - July 31, 2001 and 2000 Consolidated Statements of Operations-
                  Years ended July 31, 2001, 2000 and 1999
                Consolidated Statements of Stockholders' Equity-
                  Years ended July 31, 2001, 2000 and 1999
                Consolidated Statements of Cash Flows-
                  Years ended July 31, 2001, 2000 and 1999
                Notes to Consolidated Financial Statements.

      (2)      Financial Statement Schedule
      Schedule II - Valuation and Qualifying Accounts

            All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

      (3)    Exhibits

             The following documents are filed as Exhibits to this Annual Report on Form 10-K:

          Exhibit No                  Description
          ----------                  -----------

             3(a)         Certificate of Incorporation, as amended March 17,
                          1980. (1)

             3(b) June 16, 1981 Certificate of Amendment of the Certificate of Incorporation. (2)

             3(c) Certificate of Amendment to the Certificate of Incorporation. (11)

             3(d)         Bylaws. (1)

            10(a)         1983 Incentive Stock Option Plan. (4)

            10(b)         1993 Incentive Stock Option Plan. (5)

            10(c)         Employment Agreement with Elazar Rabbani. (5)

            10(d)         Employment Agreement with Shahram Rabbani. (5)

            10(e)         Employment Agreement with Barry Weiner. (5)

            10(f)         1994 Stock Option Plan (6).

            10(g) Agreement with Corange International Limited (Boehringer Mannheim) effective April 1994. (19) (7)

            10(h) Agreement with Amersham International effective February 1995. (7)

            10(i)         Agreement with Dako A/S effective May 1995. (7)

            10(j) Agreement with Baxter Healthcare Corporation (VWR Scientific Products) effective September 1995. (7)

            10(k)         Agreement with Yale University and amendments thereto.
                          (7)

            10(l) Agreement with The Research Foundation of the State of New York effective May 1987. (7)

            10(m)         1999 Stock Option Plan filed. (8)

            10(n)         Amendment to Elazar Rabbani's employment agreement.
                          (9)

            10(o)         Amendment to Shahram Rabbani's employment agreement.
                          (9)

            10(p)         Amendment to Barry Weiner's employment agreement. (9)

            10(q)         Lease Addendum (9)

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

(3) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4) This exhibit was filed with the Company's definitive proxy statement dated February 4, 1983 and is incorporated herein by reference.

(5) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1994 and is incorporated herein by reference.

(6) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(7) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 1996 or previously filed amendment thereto and is incorporated herein by reference.

(8) This exhibit was filed with the Company's Registration Statement on Form S-8 (333-87153) and is incorporated herein by references.

(9) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 2000 and is incorporated herein by reference.

(a) These exhibits are subject to a confidential treatment request pursuant to Securities Exchange Act Rule 24b-2

(b) The Company's Current Reports on Form 8-K filed during the quarter ended July 31, 2001 -- none

(c) See Item 14(a)(3), above.


                                  *************

S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ENZO BIOCHEM, INC.


Date:       October 29, 2001               By:    /s/ Elazar Rabbani Ph.D.
                                                  -------------------------
                                                  Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  Elazar Rabbani Ph.D.                                     October 29, 2001
----------------------------
Elazar Rabbani
Chairman of Board of Directors
(Principal Executive Officer)



By:  Shahram K. Rabbani                                       October 29, 2001
----------------------------
Shahram K. Rabbani,
Chief Operating Officer, Secretary
and Director (Principal Financial and
Accounting Officer)


By:  Barry W. Weiner                                          October 29, 2001
----------------------------
Barry W. Weiner,
President and Director



----------------------------
John B. Sias, Director


By: John J. Delucca                                           October 29, 2001
----------------------------
John J. Delucca, Director


By: Irwin Gerson                                              October 29, 2001
----------------------------
Irwin Gerson, Director

FORM 10-K, ITEM 14(a) (1) and (2)

                               ENZO BIOCHEM, INC.


                  LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements and financial statement schedule of Enzo Biochem, Inc. are included in Item 14(a):

Report of Independent Auditors                                            F-2

Consolidated Balance Sheets -- July 31, 2001 and 2000                     F-3

Consolidated Statements of Operations --
         Years ended July 31, 2001, 2000 and 1999                         F-4

Consolidated Statements of Stockholders' Equity --
         Years ended July 31, 2001, 2000 and 1999                         F-5

Consolidated Statements of Cash Flows --
         Years ended July 31, 2001, 2000 and 1999                         F-6

Notes to Consolidated Financial Statements                                F-8

Schedule II - Valuation and Qualifying
         Accounts --Years ended July 31, 2001, 2000 and 1999              F-19



All other schedules for which prov5ision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors



Board of Directors and Stockholders
Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. (the "Company") as of July 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  /s/ Ernst & Young LLP
Melville, New York
October 4, 2001

                               ENZO BIOCHEM, INC.
                           CONSOLIDATED BALANCE SHEETS
                             July 31, 2001 and 2000


                                 ASSETS                                                           2001           2000
                                 ------                                                       ------------   ------------
Current assets:
   Cash and cash equivalents                                                                  $ 58,671,000   $ 51,027,000
   Accounts receivable, less allowance for doubtful accounts of $6,526,000 in 2001
      and $5,890,000 in 2000                                                                    24,559,000     20,211,200
   Inventories                                                                                   2,019,800      1,798,900
   Deferred taxes                                                                                1,708,500      3,609,700
   Prepaid taxes                                                                                   350,200           --
   Other                                                                                         1,132,300      1,071,100
                                                                                              ------------   ------------
Total current assets                                                                            88,440,800     77,717,900

Property and equipment, at cost less accumulated depreciation and amortization                   2,670,600      2,800,600
Cost in excess of fair value of net tangible assets acquired, less accumulated
   amortization of $4,980,600 in  2001 and $4,610,100 in 2000                                    7,822,700      8,193,200
Deferred patent costs, less accumulated amortization of $5,553,400 in 2001 and $4,802,800
    in 2000                                                                                      3,865,200      4,047,900
Other                                                                                              131,800        126,800
                                                                                              ------------   ------------
                                                                                              $102,931,100   $ 92,886,400
                                                                                              ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Trade accounts payable                                                                     $  2,039,500   $  1,470,500
   Income taxes payable                                                                               --          375,700
   Accrued legal fees                                                                              251,000        664,600
   Accrued payroll                                                                                 322,300        301,400
   Other accrued expenses                                                                          734,400        812,100
                                                                                              ------------   ------------
Total current liabilities                                                                        3,347,200      3,624,300

Deferred taxes                                                                                   1,391,900      1,290,100
Deferred liability                                                                                 675,000        795,700

Commitments and contingencies  (Notes 5, 6, and 9)

Stockholders' equity:
   Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding
   Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued
     and outstanding: 27,080,100 in 2001 and 25,583,700 in 2000                                    270,700        255,800
   Additional paid-in capital                                                                  133,136,100     97,349,600
   Accumulated deficit                                                                         (35,889,800)   (10,429,100)
                                                                                              ------------   ------------
Total stockholders' equity                                                                      97,517,000     87,176,300
                                                                                              ------------   ------------
                                                                                              $102,931,100   $ 92,886,400
                                                                                              ============   ============

See accompanying notes

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years ended July 31, 2001, 2000 and 1999

                                                                                            2001            2000            1999
                                                                                        ------------    ------------    ------------

Revenues:
   Research product revenues                                                            $ 23,195,800    $ 18,553,500    $ 16,278,600
    Clinical laboratory services                                                          35,210,100      31,475,100      28,040,800
                                                                                        ------------    ------------    ------------
                                                                                          58,405,900      50,028,600      44,319,400

Costs and expenses:
   Cost of research product revenues                                                       6,925,200       7,521,700       7,883,700
   Cost of clinical laboratory services                                                   10,498,400       8,505,700       8,285,000
   Research and development expense                                                        6,080,800       5,430,900       4,427,000
   Selling expense                                                                         3,856,300       3,240,800       2,782,800
   Provision for uncollectable accounts receivable                                        11,999,200      11,294,000       9,960,800
   General and administrative expense                                                      9,817,800       8,951,700       7,577,400
                                                                                        ------------    ------------    ------------
                                                                                          49,177,700      44,944,800      40,916,700
                                                                                        ------------    ------------    ------------
Income before interest income, and (provision) benefit for taxes on income                 9,228,200       5,083,800       3,402,700
Interest income                                                                            3,003,000       2,584,600       1,983,900
                                                                                        ------------    ------------    ------------

Income before (provision) benefit for taxes on income                                     12,231,200       7,668,400       5,386,600
(Provision) benefit for taxes on income                                                   (5,418,400)     (1,043,700)      1,128,400
                                                                                        ------------    ------------    ------------

Net income                                                                              $  6,812,800    $  6,624,700    $  6,515,000
                                                                                        ============    ============    ============

Net income per common share:
   Basic                                                                                $        .25    $        .25    $        .25
                                                                                        ============    ============    ============
   Diluted                                                                              $        .24    $        .23    $        .24
                                                                                        ============    ============    ============

Denominator for per share calculation:
   Basic                                                                                  26,999,000      26,597.000      26,180,000
                                                                                        ============    ============    ============
   Diluted                                                                                28,126,000      28,335.000      26,751,000
                                                                                        ============    ============    ============


See accompanying notes.

                               ENZO BIOCHEM, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended July 31, 2001, 2000 and 1999

                                                                 Common         Common     Additional                         Total
                                                                  Stock          Stock        Paid-in    Accumulated   Stockholders'
                                                                 Shares         Amount        Capital        Deficit         Equity
                                                           ------------   ------------   ------------   ------------   ------------


Balance at  July 31, 1998                                    24,905,300   $    249,100   $ 92,102,700   $(23,568,800)  $ 68,783,000

Net income for the year ended July 31, 1999                        --             --             --        6,515,000      6,515,000

Increase in common stock and paid-in capital due
     to exercise of stock options and warrants                   34,200            300        162,200           --          162,500

Issuance of stock for employee 401(k) plan                       18,200            200        187,300           --          187,500
                                                           ------------   ------------   ------------   ------------   ------------

Balance at July 31, 1999                                     24,957,700        249,600     92,452,200    (17,053,800)    75,648,000

Net income for the year ended July 31, 2000                        --             --             --        6,624,700      6,624,700

Increase in common stock and paid-in capital due
     to exercise of stock options and warrants                  621,600          6,100      4,120,100           --        4,126,200

Issuance of stock for employee 401(k) plan                        4,400            100        201,500           --          201,600

Increase in paid-in capital due to issuance of
     warrants as Compensation for services
     performed                                                     --             --          100,000           --          100,000

Tax benefit from stock options exercised                           --             --          418,400           --          418,400

Increase in paid-in capital due to stock issued
     for services performed                                        --             --           57,400           --           57,400
                                                           ------------   ------------   ------------   ------------   ------------

Balance at July 31, 2000                                     25,583,700        255,800     97,349,600    (10,429,100)    87,176,300

Net income for the year ended July 31, 2001                        --             --             --        6,812,800      6,812,800

5% stock dividend (fair value on date declared)               1,284,500         12,800     32,260,700    (32,273,500)          --





Increase in common stock and paid-in capital due
    to exercise of stock options and warrants                   202,200          2,000      1,231,900           --        1,233,900



Issuance of stock for employee 401(k) plan                        9,700            100        230,700           --          230,800


Tax benefit from stock options exercised                           --             --        1,780,000           --        1,780,000
Increase in paid-in capital due to stock issued
    for services performed                                         --             --          283,200           --          283,200
                                                           ------------   ------------   ------------   ------------   ------------

 Balance at July 31, 2001                                    27,080,100   $    270,700   $133,136,100   $(35,889,800)  $ 97,517,000
                                                           ============   ============   ============   ============   ============


See accompanying notes.

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended July 31, 2001, 2000 and 1999


                                                                                           2001            2000            1999
                                                                                       ------------    ------------    ------------
Cash flows from operating activities:
    Net income                                                                         $  6,812,800    $  6,624,700    $  6,515,000
    Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization of property and equipment                             1,131,200         832,100         883,300
      Amortization of costs in excess of fair value of net
          tangible assets acquired                                                          370,500         370,500         370,500
      Amortization of deferred patent costs                                                 750,600         722,400         677,800
      Provision for uncollectible accounts receivable                                    11,999,200      11,294,000       9,960,800
      Deferred income tax  provision (benefit)                                            2,003,000         255,400      (1,550,000)
      Issuance of warrants as compensation for services performed                              --           100,000            --
      Issuance of stock as compensation for services performed                              283,200          57,400            --
      Accretion of interest on note receivable                                                 --              --           (58,400)
      Issuance of stock for employee 401(k) plan                                            230,800         201,600         187,500
      Tax benefit from stock options exercised                                            1,780,000         418,400            --
      Deferred liabilities                                                                 (120,700)        (94,800)        (64,500)

     Changes in operating assets and liabilities:
       Note receivable - litigation settlement                                                 --              --         5,000,000
       Accounts receivable before provision for uncollectible amounts                   (16,347,000)    (16,497,500)    (10,772,100)
       Inventories                                                                         (220,900)       (372,200)        (33,700)
       Prepaid taxes                                                                       (350,200)           --              --
       Other current assets                                                                 (61,200)        160,600          (2,800)
       Trade accounts payable and accrued expenses                                          504,000         246,200        (199,300)
       Income taxes payable                                                                (375,700)         75,700         136,000
       Accrued legal fees                                                                  (413,600)        599,600          15,000
       Accrued payroll                                                                       20,900         (62,600)          4,200
                                                                                       ------------    ------------    ------------
       Total adjustments                                                                  1,184,100      (1,693,200)      4,554,300
                                                                                       ------------    ------------    ------------

                  Net cash provided by operating activities                               7,996,900       4,931,500      11,069,300


                         (Continued on following page.)

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended July 31, 2001, 2000, and 1999


                                                                                           2001            2000            1999
                                                                                       ------------    ------------    ------------
Cash flows from investing activities:
   Capital expenditures                                                                $ (1,013,900)   $   (790,500)   $ (1,137,600)
   Patent costs deferred                                                                   (567,900)       (458,400)       (431,000)
   Security deposits                                                                         (5,000)            200          21,200
                                                                                       ------------    ------------    ------------

      Net cash used by investing activities                                              (1,586,800)     (1,248,700)     (1,547,400)

Cash flows from financing activities:
   Payments of obligations under capital leases                                                --              --            (8,900)
   Proceeds from the exercise of stock options and warrants                               1,233,900       4,126,200         162,500
                                                                                       ------------    ------------    ------------

      Net cash provided by financing activities                                           1,233,900       4,126,200         153,600
                                                                                       ------------    ------------    ------------

Net increase in cash and cash equivalents                                                 7,644,000       7,809,000       9,675,500

Cash and cash equivalents at the beginning of the year                                   51,027,000      43,218,000      33,542,500
                                                                                       ------------    ------------    ------------

Cash and cash equivalents at the end of the year                                       $ 58,671,000    $ 51,027,000    $ 43,218,000
                                                                                       ============    ============    ============



See accompanying notes.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000, and 1999


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

Cash equivalents consist of short-term debt securities of domestic companies that the Company intends to hold to maturity that range from August 2001 to October 2001. The market values of these securities, as determined by quoted sources, aggregated $57,954,300 and $49,789,900 at July 31, 2001 and 2000,
respectively, and approximated cost at the respective dates.

Concentration of credit risk

Approximately 82% at July 31, 2001 and 2000, of the Company's net accounts receivable relates to its clinical reference laboratory business which operates in the New York Metropolitan area. The Company believes that the concentration of credit risk with respect to accounts receivable is limited due to the diversity of the Company's client base. However, the Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during the year ended July 31, 2001 was approximately 15% of the Company's total revenue. For the years ended July 31, 2000 and 1999 there were no payors with revenue, net of contractual allowances from direct billings, accounting for more than 10% of the Company's total revenues.

No individual distributor accounted for more than 10% of the Company's research product revenue during fiscal 2001. Research product revenue from one major distributor represented approximately 16% and 22% of the consolidated revenues in fiscal 2000 and 1999, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2000, 5% of the Company's net accounts receivable relate to amounts due from the one major distributor.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and equipment

Property and equipment is stated at cost, and depreciated on the straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the related leases or estimated useful lives of the assets, whichever is shorter.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000 and 1999


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

Reimbursement Contingencies

Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Shipping and Handling Costs

Research product revenue shipping and handling costs included in selling expense amounted to approximately $279,000, $179,000 and $141,000 for fiscal years ended July 31, 2001, 2000 and 1999, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The liability method requires that any tax benefits recognized for net operating loss carryforwards and other items be reduced by a valuation allowance where it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000 and 1999

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

Reclassifications

Certain prior year balances have been reclassified to conform with the 2001 presentation.

Recently Issued Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company implemented SAB 101 in the fourth quarter of fiscal 2001, and such implementation did not have an effect on the timing of when the Company recognizes revenue.

In April 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF or Task Force) reached a consensus on Issue 00-25, "Vendor Statement Characterization of Consideration paid by vendors to retailers". The consensus addresses whether consideration paid by vendors to retailers should be classified as a reduction of sales or as a cost or expense. This consensus is effective for fiscal quarters beginning after December 15, 2001 (the Company's April 2002 quarter). The Company has certain non-exclusive distribution agreements which provide for consideration to be paid to the distributors for the manufacture of certain products. Such amounts are included in cost of research product revenues. The Company is currently reviewing the consensus to determine the impact, if any, that the consensus may have on the way the Company reports certain non-exclusive distribution agreement revenues and contract manufacturing costs.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives, subject to an annual review for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The provisions of the statement will be adopted by the Company on August 1, 2002. Although the Company is in the process of assessing the impact of adopting Statement No. 142, based upon its current level of goodwill and qualifying intangible assets, management expects the adoption to reduce its fiscal 2003 annualized amortization expense by approximately $370,000.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000 and 1999

Note 1 -    Business and summary of significant accounting policies (Cont'd)


Stock Dividend

The Company declared a 5% stock dividend on January 16, 2001 payable March 20, 2001 to shareholders of record as of February 27, 2001. The shares and per share data have been adjusted to retroactively reflect this stock dividend. The Company recorded a charge to accumulated deficit and a credit to common stock and additional paid-in capital in the amount of approximately $32,274,000, which reflects the fair value of the dividend on the date of declaration.

Net income per share

The Company reported basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share excludes any dilutive effects of options and warrants. Diluted earnings includes the dilutive effects of common stock equivalents such as stock options and warrents.

The following table sets forth the computation of basic and diluted net income per share pursuant to SFAS No. 128.

                                                                                   2001            2000            1999
                                                                               ------------    ------------    ------------
         Numerator:
         Net income for numerator for
             basic and diluted net income per
             common share                                                      $  6,812,800    $  6,624,700    $  6,515,000
                                                                               ============    ============    ============

         Denominator:
         Denominator for basic net income per
             common share-weighted-average
             shares                                                              26,999,000      26,597,000      26,180,000

         Effect of dilutive employee and
             director stock options and
             warrants                                                             1,127,000       1,738,000         571,000(a)
                                                                               ------------    ------------    ------------

         Denominator for diluted net income
             per share-adjusted
             weighted-average shares                                             28,126,000      28,335,000      26,751,000
                                                                               ============    ============    ============

         Basic net income per share                                            $        .25    $        .25    $        .25
                                                                               ============    ============    ============

         Diluted net income per share                                          $        .24    $        .23    $        .24
                                                                               ============    ============    ============


(a) In fiscal 1999, potentially dilutive employee and director stock options and warrants that have been excluded from this amount because they are anti-dilutive amounted to 724,000.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000 and 1999

Note 2 - Supplemental disclosure for statement of cash flows


In the years ended July 31, 2001, 2000 and 1999, the Company paid cash for income taxes of approximately $2,267,000, $294,000 and $286,000 respectively.

Note 3 - Inventories

At July 31, 2001 and 2000 inventories consist of:

                                                         2001           2000
                                                     ------------   ------------
Raw materials                                        $     85,700   $     94,800
Work in process                                         1,035,300      1,040,000
Finished products                                         898,800        664,100
                                                     ------------   ------------
                                                     $  2,019,800   $  1,798,900
                                                     ============   ============

Note 4 - Property and equipment

At July 31, 2001 and 2000 property and equipment consist of:

                                                         2001           2000
                                                     ------------   ------------
Laboratory machinery and equipment                   $  1,471,200   $  2,551,600
Leasehold improvements                                  2,223,400      2,470,800
Office furniture and equipment                          4,152,300      5,107,600
                                                     ------------   ------------
                                                        7,846,900     10,130,000
Accumulated depreciation and amortization               5,176,300      7,329,400
                                                     ------------   ------------
                                                     $  2,670,600   $  2,800,600
                                                     ============   ============

Note 5 - Lease obligations

Enzo Clinical Labs, Inc. ("Enzo Clinical Labs"), a wholly-owned subsidiary of the Company, leases its office and laboratory space under several leases that expire between December 31, 2001 and November 30, 2004. Certain officers of the Company own the building that Enzo Clinical Labs uses as its main facility. In addition to the minimum annual rentals of space, this lease is subject to an escalation clause. Rent expense under this lease approximated $1,055,000, $1,017,000 and $986,000 in fiscal 2001, 2000 and 1999, respectively.

The Company has various other operating leases for office and laboratory space, which expire through fiscal 2006.

Total consolidated rent expense incurred by the Company during fiscal 2001, 2000 and 1999 was approximately $1,631,000, $1,547,000 and $1,527,000 respectively.
Minimum annual rentals under operating lease commitments for fiscal years ending July 31 are as follows:

                    2002                    1,414,000
                    2003                    1,395,000
                    2004                    1,155,000
                    2005                      398,000
                    2006                       37,000
                                            ---------
                                            4,399,000
                                            =========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000 and 1999


Note 6 - Litigation

Patent Infringement

In 1993, the Company filed suit in U.S. district court against Calgene, Inc., alleging that Calgene's "Flavr Savr" tomato infringed several of the Company's patents concerning antisense technology. After a trial, the district court ruled against the Company, ruling that claims of these patents were invalid and not infringed. In September 1999, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the district court. On August 10, 2001, the case was dismissed pursuant to stipulation of the parties, with each party to bear its own costs and attorneys' fees. No significant adverse monetary impact to the Company occurred.

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

Note 7 - Income taxes

The tax (provision) benefit is calculated under the provisions of SFAS No. 109.

                                                                                    2001            2000            1999
                                                                                ------------    ------------    ------------
Current
     Federal                                                                    $ (2,783,400)   $   (616,300)   $   (108,000)
     State and local                                                                (632,000)       (172,000)       (313,600)

Deferred                                                                          (2,003,000)       (255,400)      1,550,000
                                                                                ------------    ------------    ------------
(Provision) benefit for income taxes                                            $ (5,418,400)   $ (1,043,700)   $  1,128,400
                                                                                ============    ============    ============

Current Federal income taxes provided for in fiscal 2001 are based on regular tax, and in fiscal 2000 and 1999 are based on the alternative minimum tax method.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred income taxes are as follows:

                                                                                                    2001           2000
                                                                                                ------------   ------------
Deferred tax assets:
     Provision for uncollectable accounts
          Receivable                                                                            $  1,612,900   $    914,500
     Net operating loss carry forwards                                                                  --        2,023,400
     Alternative minimum tax credits                                                                 105,800        742,500
     Other                                                                                           293,200        332,800
                                                                                                ------------   ------------
                                                                                                   2,011,900      4,013,200
Deferred tax liability:
     Deferred patent costs                                                                        (1,695,300)    (1,693,600)
                                                                                                ------------   ------------
Net deferred tax asset                                                                          $    316,600   $  2,319,600
                                                                                                ============   ============

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000 and 1999


Note 7 - Income taxes (Cont'd)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies which can be implemented by the Company in making this assessment. The Company had provided a full valuation allowance for the net deferred tax asset at July 31, 1997. In fiscal 2000 and 1999, management reversed a portion of the deferred tax asset valuation allowance as management considered that it was more likely than not that a portion of the deferred tax asset would be realized. The valuation allowance was decreased $2,570,000 in fiscal 2000 to zero. The valuation allowance decreased $3,928,000 in fiscal 1999.

The provision (benefit) for income taxes were at rates different from U.S. federal statutory rates for the following reasons:

                                                            2001   2000   1999
                                                            ----   ----   ----
Federal statutory rate                                        34%    34%    34%
Expenses not deductible for income
   tax return purposes                                         1%     4%     4%
State income taxes, net of federal tax deduction and
   change in deferred tax asset valuation reserve              9%     9%   --
Change in deferred tax asset valuation reserve and
   benefits recognized from net operating losses             --     (33%)  (59%)
                                                            ----   ----   ----
                                                              44%    14%   (21%)
                                                            ====   ====   ====

Note 8 - Stock options and warrants

The Company follows the disclosure provisions of SFAS No. 123. SFAS No. 123 defines a fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but are required to disclose in a note to the consolidated financial statements proforma net income and per share amounts as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements.

The Company has elected to comply with APB 25, in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, requires use of option valuation models which were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the data of grant, no compensation expense is recognized.

The Company has an incentive stock option plan and a restricted stock incentive plan and has issued other options and warrants, as described below.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000 and 1999


Note 8 - Stock options and warrants (Cont'd)

Incentive stock option plan

The Company has an incentive stock option plan ("1983 plan") under which the Company may grant options for up to 1,093,956 shares of common stock. No additional options may be granted under the 1983 plan. The exercise price of options granted under such plan is equal to or greater than fair market value of the common stock on the date of grant. The Company has stock option plans ("1993 plan" and "1994 plan") under which the Company may grant options for up to 1,823,260 shares (1993 plan) and for up to 1,154,731 shares (1994 plan) of common stock. No additional options may be granted under the 1993 plan or the 1994 plan. In fiscal 1999, the Company set up a new incentive stock option plan ("1999 plan") under which the Company may grant up to 997,500 shares of common stock. The options granted pursuant to the plans may be either incentive stock options or nonstatutory options. To date, the Company has only granted incentive stock options under these plans.

A summary of the information pursuant to the Company's stock options plans for the years ended July 31, 2001, 2000 and 1999 under SFAS No. 123 is as follows:

                                      2001                               2000                               1999
                         -------------------------------    ---------------------------        ---------------------------
                                      Weighted - Average                 Weighted - Average                 Weighted - Average
                         Options      Exercise Price        Options      Exercise Price        Options      Exercise Price
                         -------      --------------        -------      --------------        -------      --------------
Outstanding at
beginning of
year                     2,305,091        $ 9.60            2,835,986        $ 8.55            2,277,714        $ 8.71
   Granted                 381,250         14.96               88,200         24.17              633,675          8.01
   Exercised              (207,865)         5.67             (600,233)         6.70              (27,754)         5.70
   Terminated               (3,930)        14.94              (18,862)        11.36              (47,649)        12.76
                         ---------                          ---------                          ---------

Outstanding at
end of year              2,474,546        $10.74            2,305,091        $ 9.60            2,835,986        $ 8.55
                         =========        ------            =========        ------            =========        ------

Exercisable at
end of year              1,701,398        $ 9.75            1,632,188        $ 8.97            1,882,842        $ 8.00
                         =========                          =========                          =========        ------

Weighted average
fair value of
options granted
during year                 $14.96                             $18.57                              $5.52
                            ======                             ======                              =====

The following table summarizes information for stock options outstanding at July 31, 2001:

                                            Options Outstanding                                      Options Exercisable
                                  -----------------------------------------                    ------------------------------
                                              Weighted-Average
   Range of Exercise                                 Remaining      Weighted-Average                         Weighted-Average
              prices               Shares     Contractual Life        Exercise Price           Shares          Exercise Price
              ------               ------     ----------------        --------------           ------          --------------

               $1.23                  289            .32 years                 $1.23              289                   $1.23
               $3.70                6,078            .79 years                  3.70            6,078                    3.70
      $6.27 -  $9.36            1,171,926           4.49 years                  7.68        1,032,650                    7.84
      $9.65 - $13.49              790,497           6.25 years                 11.65          596,249                   11.99
     $14.96 - $16.63              459,256           7.03 years                 15.04           58,257                   16.98
     $23.51 - $28.27               30,750           9.64 years                 25.83              ---                     ---
              $41.73               15,750           8.46 years                 41.73            7,875                   41.73
                                ---------                                                   ---------
                                2,474,546                                                   1,701,398
                                =========                                                   =========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000 and 1999

Note 8 - Stock options and Warrants (cont'd)

Incentive stock options generally become exercisable at 25% per year after one year and expire ten years after the date of grant.

Pro-forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Sholes option pricing model with the following assumptions: risk free interest rate ranging from 4.54% to 6.88%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .80, .80 and .68 for grants during fiscal year ended July 31, 2001, 2000 and 1999, respectively and a weighted-average expected life of the options of 7 years at July 31, 2001, 2000 and 1999.

The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                          2001          2000          1999
                                          ----          ----          ----
Pro forma net income:                  $4,398,000    $4,278,000    $4,426,000
Pro forma net income per share:
     Basic                             $      .16    $      .16    $      .17
     Diluted                           $      .16    $      .15    $      .17

The SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1995. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

Restricted stock incentive plan

The Company has a restricted stock incentive plan whereby the Company may award up to 243,101 shares of its common stock. Under the terms of the plan, any shares issued are restricted in regard to sales and transfers for a period of five years after award. Such restrictions begin to expire at 25% per year after the second year of ownership. As of July 31, 2001, the Company has not awarded any shares of common stock under this plan.

Warrants

In November 1991, the Company issued warrants to purchase 312,386 shares of common stock with an exercise price of $1.64 per share expiring ten years after the date of issue. In fiscal 2000 and 1999, 7,833 and 8,190 of these warrants were exercised, respectively. In fiscal 1996, the Company issued warrants to purchase 94,347 shares of common stock with an exercise price ranging from $8.63 to $15.11 per share which expire five years after the date of issue. In fiscal 2000, 44,615 of these warrants were exercised and 25,423 were canceled. As of July 31, 2001 and 2000, there are no warrants outstanding.

                                   **********

As of July 31, 2001, the Company has reserved 4,209,894 shares under the arrangements described above.

Note 9 - Commitments

The company has an exclusive licensing agreement to an invention covered by licensed patents. Under this agreement, the Company is required to make certain minimum royalty payments of $200,000 per year through the life of the patents.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000 and 1999


Note 10 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2001, 2000 and 1999, the Company has authorized employer contributions of 50% of the employees' contribution up to 6% of the employees' compensation in Enzo Biochem, Inc. common stock. The 401(k) employer contributions expense was $230,800, $201,600 and $187,500 in fiscal years 2001, 2000, and 1999, respectively.

Note 11 - Quarterly financial data (unaudited)

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2001 and 2000 is summarized as follows:

                                                        Three Months Ended
                                      October 31, 2000    January 31, 2001      April 30, 2001       July 31, 2001
                                      ----------------    ----------------    ----------------    ----------------

Revenues                               $        13,859     $        13,876     $        15,201     $        15,470

Gross profit                                     9,941               9,839              10,899              10,303

Income before (provision)
benefit for taxes on income                      2,987               2,801               3,335               3,108

Net income                             $         1,673     $         1,565     $         1,861     $         1,714
                                       ===============     ===============     ===============     ===============

Basic income per common share          $          0.06     $          0.06     $          0.07     $          0.06
                                       ===============     ===============     ===============     ===============

Diluted income per common share        $          0.05     $          0.06     $          0.07     $          0.06
                                       ===============     ===============     ===============     ===============


                                                        Three Months Ended
                                      October 31, 1999    January 31, 2000      April 30, 2000       July 31, 2000
                                      ----------------    ----------------    ----------------    ----------------

Revenues                               $        11,612     $        11,564     $        12,579     $        14,274

Gross profit                                     7,634               7,937               8,592               9,838

Income before (provision)
benefit for taxes on income                      1,614               1,575               2,033               2,446

Net income                             $         1,517     $         1,520     $         2,003     $         1,585
                                       ===============     ===============     ===============     ===============

Basic income per common share          $          0.05     $          0.06     $          0.08     $          0.06
                                       ===============     ===============     ===============     ===============

Diluted income per common share        $          0.05     $          0.05     $          0.07     $          0.06
                                       ===============     ===============     ===============     ===============

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2001, 2000 and 1999

Note 12 - Segment Information

 he Company has two reportable segments: research and development and clinical reference laboratories. The Company's research and development segment conducts research and development activities as well as selling products derived from these activities. The clinical reference laboratories provide diagnostic services to the health care community. The Company evaluates performance based on income before (provision) benefit for taxes on income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from income before (provision) benefit for taxes on income and reported as other consist of corporate general and administrative costs which are not allocable to the two reportable segments. Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment has not been included in the reportable segments below.

The following financial information (in thousands) represents the reportable segments of the Company:

                                                      Research and Development                Clinical Reference Laboratories

                                                     Fiscal Year Ended July 31,                   Fiscal Year Ended July 31,
                                                2001           2000           1999           2001           2000           1999
                                            ------------   ------------   ------------   ------------   ------------   ------------

Operating revenues:

Research product revenues                   $     23,196   $     18,554   $     16,279           --             --             --
Clinical laboratory services                        --             --             --     $     35,210   $     31,475   $     28,041

Cost and expenses:

Cost of research product revenues                  6,925          7,522          7,884           --             --             --
Cost of clinical laboratory services                --             --             --           10,498          8,506          8,285
Research and development expense                   6,081          5,431          4,427           --             --             --
Depreciation and amortization                        856            814            744          1,397          1,111          1,188

Interest income                                     --             --             --             --             --               23

Income before (provision) benefit for
     taxes on income                        $      8,290   $      3,840   $      2,661   $      3,795   $      3,720   $      2,363
                                            ------------   ------------   ------------   ------------   ------------   ------------

                                                              Other                                    Consolidated

                                                     Fiscal Year Ended July 31,                   Fiscal Year Ended July 31,
                                                2001           2000           1999           2001           2000           1999
                                            ------------   ------------   ------------   ------------   ------------   ------------

Operating revenues:

Research product revenues                           --             --             --     $     23,196   $     18,554   $     16,279
Clinical laboratory services                        --             --             --           35,210         31,475         28,041

Cost and expenses:

Cost of research product revenues                   --             --             --            6,925          7,522          7,884
Cost of clinical laboratory services                --             --             --           10,498          8,506          8,285
Research and development expense                    --             --             --            6,081          5,431          4,427
Depreciation and amortization                       --             --             --            2,253          1,925          1,932

Interest income                             $      3,003   $      2,585   $      1,961          3,003          2,585          1,984

Income before (provision) benefit for
     taxes on income                        $        146   $        108   $        363   $     12,231   $      7,668   $      5,387
                                            ------------   ------------   ------------   ------------   ------------   ------------



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

                                   2001           2000           1999
                                 --------       --------       --------

         United States           $ 14,256       $  8,076       $  3,813
         Foreign Countries          8,940         10,478         12,466
                                 --------       --------       --------
                                 $ 23,196       $ 18,554       $ 16,279
                                 ========       ========       ========

                               ENZO BIOCHEM, INC.
                             SCHEDULE II - VALUATION
                             AND QUALIFYING ACCOUNTS
                    Years ended July 31, 2001, 2000, and 1999

                                                                               Additions
                                                                               ---------

                                                                       Charged
                                                 Balance at         (credited)      Charged
                                                  Beginning           to costs     to other      (Additions)            Balance at
Description                                       of period       and expenses     accounts       Deductions         end of period
-----------                                      ------------     ------------     --------     ------------         -------------

2001
Allowance for doubtful accounts receivable       $  5,890,000     $ 11,999,000          --      $ 11,363,000 (1)      $  6,526,000

2000
Allowance for doubtful accounts receivable       $  6,027,000     $ 11,294,000          --      $ 11,431,000 (1)      $  5,890,000

Allowance for deferred tax valuation             $  2,570,000     $ (2,570,000)         --             --                    --


1999
Allowance for doubtful accounts receivable       $  5,148,500     $  9,960,800          --      $  9,082,300 (1)      $  6,027,000

Allowance for deferred tax valuation             $  6,498,000     $ (1,550,000)         --      $  2,378,000          $  2,570,000


(1)   Write-off of uncollectable accounts receivable.