Form 10-Q
period 2001-10-31
ENZO BIOCHEM INC
filed 2001-12-17
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

Mark one
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended October 31, 2001

                                       or

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

(631-755-5500)
-----------------------
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

                                    Yes _X No

As of December 7, 2001 the Registrant had 27,085,000 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                October 31, 2001


                                      INDEX



                                                                                     PAGE
                                                                                    NUMBER
                                                                                    ------
PART  I - FINANCIAL INFORMATION
-------


Item 1.  Financial Statements

         Consolidated Balance Sheet - October 31, 2001 - (unaudited)
            and July 31, 2001                                                         3

         Consolidated Statement of Operations
            For the three months ended October 31, 2001 and 2000 - (unaudited)        4

         Consolidated Statement of Cash Flows
            For the three months ended October 31, 2001 and 2000 - (unaudited)        5

         Notes to Consolidated Financial Statements                                   6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                              8

Part II - Other Information

Item 1.  Legal Proceedings                                                            9


                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET



                                                                                               October 31,     July 31,
                                                                                                  2001           2001
                                                                                               (unaudited)
                                                                                               -------------------------
                                                                                                      (in Thousands)
                                     ASSETS

Current assets:
         Cash and cash equivalents                                                             $  61,215      $  58,671
         Accounts receivable, less allowance for doubtful accounts                                24,142         24,559
         Inventories                                                                               2,045          2,020
         Deferred taxes                                                                            1,708          1,708
         Prepaid taxes                                                                               ---            350
         Other                                                                                       984          1,132
                                                                                               ---------      ---------
Total current assets                                                                              90,094         88,440

Property and equipment, at cost, less accumulated depreciation and amortization                    2,561          2,671

Cost in excess of fair value of net tangible assets acquired, less accumulated
     amortization                                                                                  7,730          7,823
Deferred patent costs, less accumulated amortization                                               3,784          3,865
Other                                                                                                134            132
                                                                                               ---------      ---------
                                                                                               $ 104,303      $ 102,931
                                                                                               =========      =========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable                                                                $   1,035      $   2,040
         Income taxes payable                                                                        964            ---
         Accrued legal fees                                                                           55            251
         Accrued payroll                                                                             328            322
         Other accrued expenses                                                                      519            734
                                                                                               ---------      ---------
Total current liabilities                                                                          2,901          3,347

Deferred taxes                                                                                     1,392          1,392
Deferred liability                                                                                   635            675

Stockholders' equity:
         Preferred Stock, $ .01 par value; authorized 25,000,000 shares; no shares issued or outstanding
         Common Stock, $ .01 par value; authorized 75,000,000 shares; shares issued and outstanding; 27,084,400 shares at October 31, 2001 and
             27,080,100, shares at July 31, 2001                                                     271            271
         Additional paid-in capital                                                              133,169        133,136
         Accumulated deficit                                                                     (34,065)       (35,890)
                                                                                               ---------      ---------
Total stockholders' equity                                                                        99,375         97,517
                                                                                               ---------      ---------
                                                                                               $ 104,303      $ 102,931
                                                                                               =========      =========



See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)



                                                             Three Months Ended October 31,
                                                                     2001         2000
                                                          -------------------------------------
                                                          (In thousands, except per share data)


Revenues:
         Research product revenues                                $  6,103    $  5,365
         Clinical laboratory services                                8,770       8,494
                                                                  --------    --------

              Total operating revenues                              14,873      13,859

Costs and expenses:
         Cost of research product revenues                           1,563       1,843
         Cost of clinical laboratory services                        2,767       2,075
         Research and development expense                            1,364       1,339
         Selling expense                                               902         861
         Provision for uncollectable accounts receivable             3,412       3,206
         General and administrative expenses                         2,221       2,399
                                                                  --------    --------

              Total costs and expenses                              12,229      11,723
                                                                  --------    --------


Income before interest income and provision for taxes on
         income                                                      2,644       2,136
Interest income                                                        499         851
                                                                  --------    --------
Income before provision for taxes on income                          3,143       2,987
Provision for taxes on income                                       (1,318)     (1,314)
                                                                  --------    --------

Net income                                                        $  1,825    $  1,673
                                                                  ========    ========

Net income per common share:
         Basic                                                    $    .07    $    .06
                                                                  ========    ========
         Diluted                                                  $    .07    $    .06
                                                                  ========    ========

Denominator for per share calculation:
         Basic                                                      27,085      26,935
                                                                  ========    ========
         Diluted                                                    27,953      28,316
                                                                  ========    ========


See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)



                                                          Three Months Ended October 31,
                                                                2001         2000
                                                          ------------------------------
                                                                  (In Thousands)


Cash flows from operating activities:
Net income                                                   $  1,825    $  1,673
Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization of property
              and equipment                                       249         251
         Amortization of costs in excess of fair
              value of tangible assets acquired                    93          93
         Amortization of deferred patent costs                    195         180
         Deferred income tax provision                            ---         506
         Provision for uncollectable accounts receivable        3,412       3,206
         Deferred liabilities                                     (40)        (32)
Changes in operating assets and liabilities:
         Accounts receivable before provision for
              uncollectable amounts                            (2,995)     (2,783)
       Inventories                                                (25)         50
       Other assets                                               500          68
       Trade accounts payable and other accrued expenses       (1,221)       (597)
       Income taxes payable                                       964         342
       Accrued payroll                                              5         (44)
       Accrued legal fees                                        (196)       (409)
                                                             --------    --------
       Total adjustments                                          941         831
                                                             --------    --------
Net cash provided by operating activities                       2,766       2,504
                                                             --------    --------

Cash flows from investing activities:
         Capital expenditures                                    (139)       (288)
         Patent costs deferred                                   (113)       (128)
         Security deposits                                         (3)        ---
                                                             --------    --------
Net cash used in investing activities                            (255)       (416)
                                                             --------    --------

Cash flows from financing activities:
        Proceeds from exercise of stock options                    33         421
                                                             --------    --------
Net cash provided by financing activities                          33         421
                                                             --------    --------

Net increase in cash and cash equivalents                       2,544       2,509

Cash and cash equivalents at the beginning of the year         58,671      51,027
                                                             --------    --------

Cash and cash equivalents at the end of the period           $ 61,215    $ 53,536
                                                             ========    ========


See accompanying notes

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2001
                                   (Unaudited)


1. The consolidated balance sheet as of October 31, 2001, the consolidated statements of operations for three months ended October 31, 2001 ("2002 Period") and 2000 ("2001 Period") and the consolidated statements of cash flows for the three months ended October 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. The results of operations for the three months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share". The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.



                                                                            Three Months Ended October 31,
                                                                                2001           2000
                                                                      -------------------------------------
                                                                      (In Thousands, except per share data)
Numerator:
     Net income for numerator for basic and diluted earnings
     per common share                                                          $ 1,825       $ 1,673
                                                                               =======       =======

Denominator:
     Denominator for basic earnings per common equivalent
     share during the period                                                    27,085        26,935

Effect of dilutive securities
     Employee and director stock options and warrants                              868         1,381
                                                                               -------       -------

Denominator for diluted earnings per common equivalent share
     and assumed conversions                                                    27,953        28,316
                                                                               =======       =======

Basic earnings per share                                                       $   .07       $   .06
                                                                               =======       =======

Diluted earnings per share                                                     $   .07       $   .06
                                                                               =======       =======



                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2001
                                   (Unaudited)

Note 2 - Segment Information

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


The following financial information (in thousands) represents the reportable segments of the Company:



                                                    Research and Development        Clinical Reference Laboratories

                                                 Three Months Ended October 31,      Three Months Ended October 31,
                                                    2001              2000                  2001            2000
                                                    ----              ----                  ----            ----

                                               ----------------------------------------------------------------------
Operating revenues:

Research product revenues                          $6,103          $5,365                   ---           ---
Clinical laboratory services                        ---              ---                  $8,770        $8,494

Cost and expenses:

Cost of research product revenues                   1,563           1,843                   ---           ---
Cost of clinical laboratory services                                 ---                   2,767         2,075
Research and development expense                    1,364           1,339                   ---           ---

Interest income                                     ---              ---                    ---           ---

Income (loss) before provision for
taxes on income                                    $3,117          $1,903                   $327        $1,052
                                                   ======          ======                   ====        ======



                                                              Other                            Consolidated

                                                  Three Months Ended October 31,   Three Months Ended October 31,
                                                         2001           2000                2001         2000
                                                         ----           ----                ----         ----

                                               --------------------------------------------------------------------------
Operating revenues:

Research product revenues                                                                $6,103        $5,365
Clinical laboratory services                                                             $8,770        $8,494

Cost and expenses:

Cost of research product revenues                                                         1,563         1,843
Cost of clinical laboratory services                                                      2,767         2,075
Research and development expense                                                          1,364         1,339

Interest income                                         $499            $851                499           851

Income (loss) before provision for
taxes on income                                        $(301)            $32             $3,143        $2,987
                                                      ======            ====             ======        ======


                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2001
                                   (Unaudited)

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At October 31, 2001, our cash and cash equivalents totaled $61.2 million, an increase of $2.5 million from July 31, 2001. We had working capital of $87.2 million at October 31, 2001 compared to $85.1 million at July 31, 2001.

Net cash provided by operating activities for the period ended October 31, 2001 was approximately $2.8 million and as compared to net cash provided by operating activities of $2.5 million for the period ended October 31, 2000. The increase in net cash provided by operating activities from 2000 to 2001 period was primarily due to an increase in net income and a reduction in other assets.

Net cash used in investing activities decreased by approximately $.2 million from 2001 period, primarily as a result of an decrease in capital expenditures.

Net cash provided by financing activities decreased by approximately $.4 million from 2001 period primarily as a result of the decrease in proceeds from the exercise of stock options.

We believe that our current cash position is sufficient for our foreseeable liquidity and capital resource needs, although there can be no assurance that future events will not alter such view.

Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements that would have a material effect on our financial statements

Results of Operations

Three months ended October 31, 2001 compared with three months ended October 31, 2000

         Revenues from operations for the period ended October 31, 2001 were $14.9 million which represents an increase of $1.0 million over revenues from operations for the period ended October 31, 2000. This increase was due to an increase of $.3 million in revenues from our clinical reference laboratory operations and an increase of $.7 million in revenues from research product sales over revenues for such activities. The increase in revenues from the clinical laboratory operations resulted primarily from an increase in volume of esoteric testing and from an increase in doctor accounts being serviced. The increase in research product sales resulted primarily from and an increase in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets.

The cost of clinical laboratory services increased by $.7 million primarily due to an increase in direct operating expenses based on the increased sales volume of testing. In addition, the cost of sales for research products decreased by $.3 million as a result of a change in the revenue mix from two of the Company's non-exclusive distribution agreements.

Our provision for uncollectible accounts receivable increased by $.2 million, primarily due to an increase in revenue from the clinical reference laboratory.

General and Administrative expenses decreased by approximately $.2 million as a result of a decrease in legal fees.

Interest income, decreased by $.4 million as a result of a decrease in interest rates.

For the periods ending October 31, 2001 and 2000 we recorded a provision for income taxes of $1.3 million which was based on the combined effective federal, state and local income tax rates.

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




                                       ENZO BIOCHEM, INC.
                                       ------------------
                                          (registrant)




Date: December 12, 2001                by:  /s/ Shahram K. Rabbani
                                            -----------------------------------
                                       Chief Operating Officer,
                                       Secretary and Treasurer