Form 10-Q
period 2002-01-31
ENZO BIOCHEM INC
filed 2002-03-18
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

Mark one
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended January 31, 2002
                                      or

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

(631-755-5500)
-----------------------------------------
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

                                     Yes  X    No
                                         ---

As of March 7, 2002 the Registrant had 28,436,000 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                January 31, 2002


                                      INDEX


                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
PART  I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheet - January 31, 2002 - (unaudited)
            and July 31, 2001                                                       3

         Consolidated Statement of Operations
            For the six months ended January 31, 2002 and 2001 - (unaudited)        4

         Consolidated Statement of Operations
            For the three months ended January 31, 2002 and 2001 - (unaudited)      5

         Consolidated Statement of Cash Flows
            For the six months ended January 31, 2002 and 2001 - (unaudited)        6

         Notes to Consolidated Financial Statements                                 7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                           10

Part II - Other Information

Item 1.  Legal Proceedings                                                         12

Item 4.  Submission of Matters to a Vote of Security Holders                       12


                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                                                     January 31,      July 31,
                                                                                         2002          2001
                                                                                      (unaudited)
                                                                                     ---------------------------
                                                                                            (in Thousands)

                                     ASSETS
Current assets:
         Cash and cash equivalents                                                   $  61,883         $  58,671
         Accounts receivable, less allowance for doubtful accounts                      23,651            24,559
         Inventories                                                                     2,970             2,020
         Deferred taxes                                                                  1,708             1,708
         Prepaid taxes                                                                     350               350
         Other                                                                           1,802             1,132
                                                                                     ---------         ---------
Total current assets                                                                    92,364            88,440

Property and equipment, at cost, less accumulated depreciation and amortization
                                                                                         2,477             2,671
Cost in excess of fair value of net tangible assets acquired, less
     accumulated amortization                                                            7,637             7,823
Deferred patent costs, less accumulated amortization                                     3,770             3,865
Other                                                                                      130               132
                                                                                     ---------         ---------
                                                                                     $ 106,378         $ 102,931
                                                                                     =========         =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable                                                      $   1,521         $   2,040
         Income taxes payable                                                            1,303               ---
         Accrued legal fees                                                                ---               251
         Accrued payroll                                                                   448               322
         Other accrued expenses                                                            888               734
                                                                                     ---------         ---------
Total current liabilities                                                                4,160             3,347

Deferred taxes                                                                           1,392             1,392
Deferred liability                                                                         595               675

Stockholders' equity:
         Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding
         Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding; 28,436,000 shares at January 31, 2002 and
             27,080,100, shares at July 31, 2001                                           284               271
         Additional paid-in capital                                                    160,177           133,136
         Accumulated deficit                                                           (60,230)          (35,890)
                                                                                     ---------         ---------
Total stockholders' equity                                                             100,231            97,517
                                                                                     ---------         ---------
                                                                                     $ 106,378         $ 102,931
                                                                                     =========         =========

See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)


                                                                    Six Months Ended January 31,
                                                                       2002             2001
                                                               -------------------------------------
                                                               (In thousands, except per share data)
Revenues:
         Research product revenues                                   $ 12,250       $ 10,606
         Clinical laboratory services                                  15,125         17,129
                                                                     --------       --------

              Total operating revenues                                 27,375         27,735

Costs and expenses:
         Cost of research product revenues                              2,502          3,455
         Cost of clinical laboratory services                           5,305          4,500
         Research and development expense                               3,008          2,939
         Selling expense                                                1,910          1,770
         Provision for uncollectable accounts receivable                6,320          6,196
         General and administrative expenses                            4,707          4,800
                                                                     --------       --------

              Total costs and expenses                                 23,752         23,660
                                                                     --------       --------

Income before interest income and provision for
         taxes on income                                                3,623          4,075
Interest income                                                           827          1,713
                                                                     --------       --------
Income before provision for taxes on income                             4,450          5,788
Provision for taxes on income                                          (1,803)        (2,550)
                                                                     --------       --------

Net income                                                           $  2,647       $  3,238
                                                                     ========       ========

Net income per common share:
         Basic                                                       $    .09       $    .11
                                                                     ========       ========
         Diluted                                                     $    .09       $    .11
                                                                     ========       ========

Denominator for per share calculation:
         Basic                                                         28,439         28,321
                                                                     ========       ========
         Diluted                                                       29,377         29,493
                                                                     ========       ========


      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)


                                                                   Three Months Ended January 31,
                                                                       2002             2001
                                                                -------------------------------------
                                                                (In thousands, except per share data)
Revenues:
         Research product revenues                                   $  6,147       $  5,241
         Clinical laboratory services                                   6,355          8,635
                                                                     --------       --------

              Total operating revenues                                 12,502         13,876

Costs and expenses:
         Cost of research product revenues                                939          1,612
         Cost of clinical laboratory services                           2,598          2,425
         Research and development expense                               1,585          1,600
         Selling expense                                                1,008            909
         Provision for uncollectable accounts receivable                2,908          2,990
         General and administrative expenses                            2,485          2,401
                                                                     --------       --------

              Total costs and expenses                                 11,523         11,937
                                                                     --------       --------

Income before interest income and provision for
         taxes on income                                                  979          1,939
Interest income                                                           328            862
                                                                     --------       --------
Income before provision for taxes on income                             1,307          2,801
Provision for taxes on income                                            (485)        (1,236)
                                                                     --------       --------

Net income                                                           $    822       $  1,565
                                                                     ========       ========

Net income per common share:
         Basic                                                       $    .03       $    .06
                                                                     ========       ========
         Diluted                                                     $    .03       $    .05
                                                                     ========       ========

Denominator for per share calculation:
         Basic                                                         28,442         28,302
                                                                     ========       ========
         Diluted                                                       29,448         29,577
                                                                     ========       ========



      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                                                  Six Months Ended January 31,
                                                                                  2002                   2001
                                                                               ---------------------------------
                                                                                         (In Thousands)
Cash flows from operating activities:
Net income                                                                     $  2,647                $  3,238
Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization of property
              and equipment                                                         512                     541
         Amortization of costs in excess of fair
              value of tangible assets acquired                                     186                     186
         Amortization of deferred patent costs                                      390                     360
         Deferred income tax provision                                                -                   1,009
         Provision for uncollectable accounts receivable                          6,320                   6,196
       Other                                                                          -                      75
       Deferred liabilities                                                         (80)                    (65)
Changes in operating assets and liabilities:
       Accounts receivable before provision for
            uncollectable amounts                                                (5,412)                 (6,793)
       Inventories                                                                 (950)                     (7)
       Other assets                                                                (670)                   (530)
       Trade accounts payable and other accrued expenses                           (365)                   (469)
       Income taxes payable                                                       1,303                       7
       Accrued payroll                                                              126                      44
       Accrued legal fees                                                          (251)                   (400)
                                                                               --------                --------
       Total adjustments                                                          1,109                     154
                                                                               --------                --------
Net cash provided by operating activities                                         3,756                   3,392
                                                                               --------                --------

Cash flows from investing activities:
         Capital expenditures                                                      (318)                   (622)
         Patent costs deferred                                                     (295)                   (226)
         Security deposits                                                            2                      (6)
                                                                               --------                --------
Net cash used in investing activities                                              (611)                   (854)
                                                                               --------                --------

Cash flows from financing activities:
        Proceeds from exercise of stock options                                      67                     822
                                                                               --------                --------
Net cash provided by financing activities                                            67                     822
                                                                               --------                --------

Net increase in cash and cash equivalents                                         3,212                   3,360

Cash and cash equivalents at the beginning of the year                           58,671                  51,027
                                                                               --------                --------

Cash and cash equivalents at the end of the period                             $ 61,883                $ 54,387
                                                                               ========                ========



See accompanying notes

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2002
                                   (Unaudited)


1. The consolidated balance sheet as of January 31, 2002, the consolidated statements of operations for three and six months ended January 31, 2002 ("2002 Period") and 2001 ("2001 Period") and the consolidated statements of cash flows for the six months ended January 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2002 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. The results of operations for the six months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

         The Company follows the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.


                                                               Six Months Ended January 31,         Three Months Ended January 31,
                                                                   2002               2001            2002                 2001
                                                               ----------------------------          ---------------------------
                                                                             (In thousands, except per share data)
Numerator:
     Net Income for numerator for basic and
     Diluted earnings per common share                             $ 2,647          $ 3,238           $   822            $ 1,565

Denominator:
     Denominator for basic earnings per common
     Equivalent share during the period                             28,439           28,321           28,442              28,302

Effect of dilutive securities
     Employee and director stock options and
     warrants                                                          938            1,172            1,006               1,275
                                                                   -------          -------          -------             -------

Denominator for diluted earnings per common
     Equivalent share and assumed conversions                       29,377           29,493           29,448             $29,577
                                                                   =======          =======          =======             =======

Basic earnings per share                                           $   .09          $   .11          $   .03             $   .06


Diluted earnings per share                                         $   .09          $   .11          $   .03             $   .05


The Company declared a 5% stock dividend on January 23, 2002 payable February 27, 2002 to shareholders of record as of February 4, 2002. The shares and per share data have been adjusted to retroactively reflect this stock dividend. The Company recorded a charge to accumulated deficit and a credit to common stock and additional paid in capital in the amount of $26,988,000, which reflects the fair value of the dividend on the date of declaration.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2002
                                   (Unaudited)

Note 2 - Recently Issued Accounting Pronouncements

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2002
                                   (Unaudited)

Note 3 - Segment Information

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


The following financial information (in thousands) represents the reportable segments of the Company:


                                                   Research and Development     Clinical Reference Laboratories

                                                  Six Months Ended January 31,    Six Months Ended January 31,
                                                      2002             2001             2002          2001
                                                 --------------------------------------------------------------
Operating revenues:

Research product revenues                             $ 12,250        $ 10,606               -                -
Clinical laboratory services                                 -               -        $ 15,125         $ 17,129

Cost and expenses:

Cost of research product revenues                     $  2,502        $  3,455               -                -
Cost of clinical laboratory services                         -               -        $  5,305        $  4,500
Research and development expense                         3,008           2,939               -                -

Interest income                                              -               -               -                -

Income (loss) before provision for taxes
on income                                             $  5,227        $  3,401        $   (404)        $  2,121
                                                      ========        ========        ========         ========


                                                  Three Months Ended January 31, Three Months Ended January 31,
                                                      2002             2001             2002          2001
                                                 --------------------------------------------------------------
Operating revenues:

Research product revenues                             $ 6,147         $ 5,241               -                -
Clinical laboratory services                                -               -         $ 6,355          $ 8,635

Cost and expenses:

Cost of research product revenues                         939           1,612               -                -
Cost of clinical laboratory services                        -               -           2,598            2,425
Research and development expense                        1,585           1,600               -                -

Interest income                                             -               -               -                -

Income (loss) before provision for taxes
on income                                             $ 2,450         $ 1,498         $  (791)         $ 1,069
                                                      =======         =======         =======          =======


                                                             Other                          Consolidated

                                                  Six Months Ended January 31,        Six Months Ended January 31,
                                                       2002             2001            2002          2001
                                                 ------------------------------------------------------------------------
Operating revenues:

Research product revenues                                   -                -        $ 12,250        $ 10,606
Clinical laboratory services                                -                -          15,125          17,129

Cost and expenses:

Cost of research product revenues                           -                -           2,502           3,455
Cost of clinical laboratory services                                                     5,305           4,500
Research and development expense                            -                -           3,008           2,939

Interest income                                           827            1,713             827           1,713

Income (loss) before provision for taxes
on income                                            $   (373)        $    266        $  4,450        $  5,788
                                                     ========         ========        ========        ========


                                                 Three Months Ended January 31,       Three Months Ended January 31,
                                                       2002             2001            2002          2001
                                                 ------------------------------------------------------------------------
Operating revenues:

Research product revenues                                  -                -         $ 6,147         $ 5,241
Clinical laboratory services                               -                -           6,355           8,635

Cost and expenses:

Cost of research product revenues                          -                -             939           1,612
Cost of clinical laboratory services                       -                -           2,598           2,425
Research and development expense                           -                -           1,585           1,600

Interest income                                          328          $   862             328             862

Income (loss) before provision for taxes
on income                                            $  (352)         $   234         $ 1,307         $ 2,801
                                                     =======          =======         =======         =======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2002
                                   (Unaudited)

Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At January 31, 2002, our cash and cash equivalents totaled $61.9 million, an increase of $3.2 million from July 31, 2001. We had working capital of $88.2 million at January 31, 2002 compared to $85.1 million at July 31, 2001.

Net cash provided by operating activities for the period ended January 31, 2002 was approximately $3.8 million and as compared to net cash provided by operating activities of $3.4 million for the period ended January 31, 2001. The increase in net cash provided by operating activities from 2001 to 2002 period was primarily due to an increase in income taxes payable, and offset by an increase in inventories and a decrease in accounts receivable.

Net cash used in investing activities decreased by approximately $.2 million from 2001 period, primarily as a result of an decrease in capital expenditures.

Net cash provided by financing activities decreased by approximately $.8 million from 2001 period primarily as a result of the decrease in proceeds from the exercise of stock options.

We believe that our current cash position is sufficient for our foreseeable liquidity and capital resource needs, although there can be no assurance that future events will not alter such view.

Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements that would have a material effect on our financial statements

Results of Operations

Six months ended January 31, 2002 compared with six months ended January 31,
2001

Revenues from operations for the six month period ended January 31, 2002 were $27.4 million which represents a decrease of $360,000 over revenues from operations for the period ended January 31, 2001. This decrease was due to a decrease of $2.0 million in revenues from our clinical reference laboratory operations and offset by an increase of $1.6 million in revenues from research product sales.

The decline of clinical laboratory services revenue was due primarily to reduced reimbursement rates which were being experienced from various managed care agreements and the negative results of an unprofitable contract which was cancelled effective January 31, 2002. Clinical laboratory services are provided to patients covered by various third party payor programs, including Medicare and health maintenance organizations ("HMO's"). Billings for services are included in revenue net of allowances for contractual discounts and allowances paid for differences between the amounts billed and the estimated amount to be paid. Recent trends have indicated a decrease in the collection rates from certain third party payors and HMO's and the effect of such reduced collection rates was reflected in the second quarter.

The increase in research product sales resulted primarily from an increase in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets.

The cost of clinical laboratory services increased by $.8 million primarily due to an increase in direct operating expenses based on the increased number of customers being serviced and the increase in volume of units tested for the six months. The cost of sales for research products decreased by $1.0 million as a result of a change in the revenue mix from two of the Company's non-exclusive distribution agreements and an increase in efficiency of direct sales of research products.

Our provision for uncollectible accounts receivable increased by $124,000, primarily due to an change in the revenue mix from certain providers.

Selling, general and administrative expenses increased slightly by approximately $47,000.

Interest income, decreased by $.9 million as a result of a decrease in interest rates.

Net income for the six months amounted to $2.6 million, compared with $3.2 million in the corresponding year-earlier period. Per share earnings, fully diluted, amounted to $0.09 compared with $0.11 per share a year ago.

For the periods ending January 31, 2002 and 2001 we recorded a provision for income taxes which was based on the combined effective federal, state and local income tax rates.

Results of Operations

Three months ended January 31, 2002 compared with three months ended January 31, 2001

Revenues from operations for the period ended January 31, 2002 were $12.5 million which represents a decrease of $1.4 million over revenues from operations for the period ended January 31, 2001. This decrease was due to a decrease of $2.3 million in revenues from our clinical reference laboratory operations and an increase of $.9 million in revenues from research product sales.

The decline of clinical laboratory services revenue was due primarily to reduced reimbursement rates which were being experienced from various managed care agreements and the negative results of an unprofitable contract which was cancelled effective January 31, 2002. Clinical laboratory services are provided to patients covered by various third party payor programs, including Medicare and health maintenance organizations ("HMO's"). Billings for services are included in revenue net of allowances for contractual discounts and allowances paid for differences between the amounts billed and the estimated amount to be paid. Recent trends have indicated a decrease in the collection rates from certain third party payors and HMO's and the effect of such reduced collection rates was reflected in the second quarter.

The increase in research product sales resulted primarily from an increase in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets.

The cost of clinical laboratory services increased by $173,000 primarily due to an increase in direct operating expenses based on the increased volume of units tested. The cost of sales for research products decreased by $.7 million as a result of a change in the revenue mix from two of the Company's non-exclusive distribution agreements.

Our provision for uncollectible accounts receivable decreased by $82,000, primarily due to a decrease in revenue from the clinical reference laboratory.

Selling, general and administrative expenses increased by approximately $183,000 as a result of an increase in legal fees.

Interest income, decreased by $.5 million as a result of a decrease in interest rates.

Net income amounted to $0.8 million, compared with $1.6 million a year ago. Per share earnings, fully diluted, amounted to $0.03 in the second quarter of fiscal 2002, compared with $.05 per share in the corresponding year-earlier period.

For the periods ending January 31, 2002 and 2001 we recorded a provision for income taxes which was based on the combined effective federal, state and local income tax rates.

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

On March 6, 2002, the Company was named, along with certain of its officers and directors among others, in a complaint entitled Lawrence F. Glaser and Maureen Glaser, individually and on behalf of Kimberly, Erin, Hannah, and Benjamin Glaser v. Hyman Gross, Barry Weiner, Enzo Biochemical, Inc., Elazar Rabbani, Sharim Rabbani, John Delucca, Dean Engelhardt, Richard Keating, Doug Yeats, and Docs I-50, in the U.S. District Court for the Eastern District of Virginia. The complaint was filed by an investor in the Company who has filed for bankruptcy protection and his family. The complaint alleges securities and common law fraud and breach of fiduciary duty and seeks in excess of $150 million in damages. The Company has not yet been served and to its knowledge, none of the other defendants have been served. The Company believes the complaint is frivolous and without merit and intends to move to dismiss the action and/or otherwise defend itself vigorously.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders was held on January 23, 2002

         (b) The following matters were voted upon and the results were as follows:

                  (1) Barry Weiner and John J. Delucca were nominated by management and elected by the stockholders to serve as directors until the next Annual Meeting of Stockholders or until their respective successors are elected and shall qualify. The Stockholders voted 24,429,323 and 24,756,704 shares in the affirmative for Messrs, Weiner and Delucca, respectively, and 919,989 and 592,608 shares withheld for Messrs, Weiner and Delucca, respectively.

                  (2) The Stockholders voted 23,854,105 shares for an amendment to the Company's 1999 Stock Option Plan increasing the number of options available for grant by 1,000,000 from 997,500 to 1,997,500 and 1,321,653 shares were voted against and 173,554 shares abstained.

                  (3) The Stockholders voted 25,172,235 shares in the affirmative with respect to the ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended July 31, 2002 and 96,789 shares against and 80,288 shares abstained.

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




                                             ENZO BIOCHEM, INC.
                                             ------------------
                                                (registrant)




Date: March 15, 2002                         by:  /s/ Shahram K. Rabbani
                                                  ------------------------------
                                             Chief Operating Officer,
                                             Secretary and Treasurer