Form 10-Q
period 2002-04-30
ENZO BIOCHEM INC
filed 2002-06-14
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

(631-755-5500)
---------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value                   New York Stock Exchange
-----------------------------                   -----------------------
     (Title of Class)                 Name of Each Exchange on which Registered)

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

                                    Yes  X  No
                                        ---

As of June 10, 2002 the Registrant had 28,450,000 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                 April 30, 2002


                                      INDEX
                                      -----




                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART  I - FINANCIAL INFORMATION
-------

Item 1.  Financial Statements

         Consolidated Balance Sheet - April 30, 2002 (unaudited)
            and July 31, 2001                                                3

         Consolidated Statement of Operations
            For the nine months ended April 30, 2002 and 2001 (unaudited)    4

         Consolidated Statement of Operations
            For the three months ended April 30, 2002 and 2001 (unaudited)   5

         Consolidated Statement of Cash Flows
            For the nine months ended April 30, 2002 and 2001 (unaudited)    6

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    10

Part II -- Other Information

Item 1.  Legal Proceedings                                                  12

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                                                      April 30,        July 31,
                                                                                        2002             2001
                                                                                    (unaudited)
                                                                                    -----------------------------
                                                                                             (in Thousands)

                                     ASSETS
Current assets:
         Cash and cash equivalents                                                        $63,542        $58,671
         Accounts receivable, less allowance for doubtful accounts                         25,491         24,559
         Inventories                                                                        2,970          2,020
         Deferred taxes                                                                     1,708          1,708
         Prepaid taxes                                                                        351            350
         Other                                                                              1,433          1,132
                                                                                         --------       --------
Total current assets                                                                       95,495         88,440

Property and equipment, at cost, less accumulated depreciation and amortization
                                                                                            2,315          2,671
Cost in excess of fair value of net tangible assets acquired, less accumulated
     amortization                                                                           7,544          7,823
Deferred patent costs, less accumulated amortization                                        3,631          3,865
Other                                                                                         142            132
                                                                                         --------       --------
                                                                                         $109,127       $102,931
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Trade accounts payable                                                              $880         $2,040
         Income taxes payable                                                               2,543            ---
         Accrued legal fees                                                                   ---            251
         Accrued payroll                                                                      327            322
         Other accrued expenses                                                               683            734
                                                                                         --------       --------
Total current liabilities                                                                   4,433          3,347

Deferred taxes                                                                              1,392          1,392
Deferred liability                                                                            555            675

Stockholders' equity:
         Preferred Stock, $ .01 par value; authorized 25,000,000 shares; no shares issued or outstanding
         Common Stock, $ .01 par value; authorized 75,000,000 shares; shares issued and outstanding; 28,447,900 shares at April 30, 2002 and
             27,080,100, shares at July 31, 2001                                              284            271
         Additional paid-in capital                                                       160,238        133,136
         Accumulated deficit                                                              (57,775)       (35,890)
                                                                                         --------       --------
Total stockholders' equity                                                                102,747         97,517
                                                                                         --------       --------
                                                                                         $109,127       $102,931


See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                           Nine Months Ended April 30,
                                                                            2002               2001
                                                                     -------------------------------------
                                                                     (In thousands, except per share data)

Revenues:
         Research product revenues                                         $18,331           $12,339
         Clinical laboratory services                                       21,903            26,226
                                                                           -------           -------

              Total operating revenues                                      40,234            38,565

Costs and expenses:
         Cost of research product revenues                                     495               576
         Cost of clinical laboratory services                                7,555             7,310
         Research and development expense                                    5,143             4,688
         Selling expense                                                     2,847             2,798
         Provision for uncollectable accounts receivable                     8,908             9,234
         General and administrative expenses                                 7,623             7,251
                                                                             -----             -----

              Total costs and expenses                                      32,571            31,857
                                                                            ------            ------

Income before interest income and provision for taxes on income              7,663             6,708
Interest income                                                              1,078             2,415
                                                                             -----             -----
Income before provision for taxes on income                                  8,741             9,123
Provision for taxes on income                                               (3,543)           (4,024)
                                                                           -------           -------

Net income                                                                  $5,198            $5,099
                                                                            ======            ======

Net income per common share:
         Basic                                                                $.18              $.18
                                                                              ====              ====
         Diluted                                                              $.18              $.17
                                                                              ====              ====

Denominator for per share calculation:
         Basic                                                              28,442            28,317
                                                                            ======            ======
         Diluted                                                            29,381            29,483
                                                                            ======            ======


      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                           Three Months Ended April 30,
                                                                            2002               2001
                                                                     -------------------------------------
                                                                     (In thousands, except per share data)

Revenues:
         Research product revenues                                          $8,243            $4,840
         Clinical laboratory services                                        6,778             9,097
                                                                            ------            ------

              Total operating revenues                                      15,021            13,937

Costs and expenses:
         Cost of research product revenues                                     155               228
         Cost of clinical laboratory services                                2,250             2,810
         Research and development expense                                    2,135             1,749
         Selling expense                                                       937             1,028
         Provision for uncollectable accounts receivable                     2,588             3,038
         General and administrative expenses                                 2,916             2,451
                                                                            ------            ------

              Total costs and expenses                                      10,981            11,304
                                                                            ------            ------

Income before interest income and provision for taxes on income              4,040             2,633
Interest income                                                                251               702
                                                                           -------           -------
Income before provision for taxes on income                                  4,291             3,335
Provision for taxes on income                                               (1,740)           (1,474)
                                                                           -------           -------

Net income                                                                  $2,551            $1,861
                                                                            ======            ======

Net income per common share:
         Basic                                                                $.09              $.07
                                                                              ====              ====
         Diluted                                                              $.09              $.06
                                                                              ====              ====

Denominator for per share calculation:
         Basic                                                              28,448            28,349
                                                                            ======            ======
         Diluted                                                            29,389            29,294
                                                                            ======            ======


      See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                           Nine Months Ended April 30,
                                                                            2002               2001
                                                                      -----------------------------------
                                                                                (In thousands)

Cash flows from operating activities:
Net income                                                               $5,198              $5,099
Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization of property
       and equipment                                                        758                 820
       Amortization of costs in excess of fair
           value of tangible assets acquired                                278                 278
       Amortization of deferred patent costs                                585                 540
       Deferred taxes                                                     -----               2,208
       Provision for uncollectable accounts receivable                    8,908               9,234
       Provision for 401k expense - paid in common stock                  -----                 150
       Other                                                               (120)                194
Changes in operating assets and liabilities:
       Accounts receivable before provision for
           uncollectable amounts                                         (9,840)            (11,805)
       Inventories                                                         (950)                (40)
       Other assets                                                        (301)                 (5)
       Trade accounts payable and other accrued expenses                 (1,211)               (358)
       Income taxes payable                                               2,543                (129)
       Accrued payroll                                                        5                 (61)
       Accrued legal fees                                                  (251)               (490)
                                                                          -----               -----
       Total adjustments                                                    404                 536
                                                                            ---                 ---
Net cash provided by operating activities                                $5,602              $5,635
                                                                         ------              ------

Cash flows from investing activities:
       Capital expenditures                                                (402)               (756)
       Patent costs deferred                                               (351)               (427)
       Security deposit                                                     (10)                (10)
                                                                          -----              ------
Net cash used in investing activities                                      (763)             (1,193)
                                                                          -----              ------

Cash flows from financing activities:
       Payment of dividend for fractional shares                            (96)                ---
       Proceeds from exercise of stock options                              128               1,015
                                                                            ---               -----
Net cash provided by financing activities                                    32               1,015
                                                                             --               -----

Net increase in cash and cash equivalents                                 4,871               5,457

Cash and cash equivalents at the beginning of the year                   58,671              51,027
                                                                         ------              ------

Cash and cash equivalents at the end of the period                      $63,542             $56,484
                                                                        =======             =======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2002
                                   (Unaudited)


Note 1 - The consolidated balance sheet as of April 30, 2002, the consolidated statements of operations for the three and nine months ended April 30, 2002 ("2002 Period") and 2001 ("2001 Period") and the consolidated statements of cash flows for the nine months ended April 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K. The results of operations for the nine months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the full year.

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                                  Nine Months Ended April 30,    Three  Months  Ended April 30,
                                                      2002           2001             2002              2001
                                                 ----------------------------    -----------------------------
                                                              (In Thousands, except per share data)

Numerator:
     Net income for numerator for basic and
     diluted earnings per common share               $5,198          $5,099           $2,551           $1,861

Denominator:
     Denominator for basic earnings per common
     equivalent share during the period              28,442          28,317          $28,448           28,349

Effect of dilutive securities
     Employee and director stock options and
     warrants                                           939           1,166              941              945
                                                       ----           -----              ---              ---

Denominator for diluted earnings per common
     equivalent share and assumed conversions        29,381          29,483           29,389           29,294
                                                    =======          ======           ======           ======

Basic earnings per share                               $.18            $.18             $.09             $.07
                                                       ====            ====             ====             ====

Diluted earnings per share                             $.18            $.17             $.09             $.06
                                                       ====            ====             ====             ====

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2002
                                   (Unaudited)

Note 2 - Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board Emerging Issues Task Force ("EITF") reached final consensus on EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" ("EITF 00-25"), EITF 00-25 generally requires that consideration, including equity instruments, given to a customer be classified in a vendor's financial statements not as an expense, but as a reduction to revenue up to the amount of cumulative revenue recognized or to be recognized. In November 2001, the EITF reached consensus on EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-09"). EITF 01-09 clarifies and modifies certain items discussed in EITF 00-25. We adopted these new standards in the quarter ended April 30, 2002.

The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. Such consideration was previously included in cost of research product revenues. In accordance with EITF 00-25 and EITF 01-09, the Company has reclassified consideration provided to distributors under these non-exclusive distribution agreements as a reduction to research product revenues. The prior year and prior quarter comparative amounts have been reclassified to be consistent with the current year presentation. This change reflects a new reporting presentation only and did not affect the Company's gross profit or net income as previously reported.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives, subject to an annual review for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The Company will adopt the provisions of the statement on August 1, 2002. Although the Company is in the process of assessing the impact of adopting Statement No. 142, based upon its current level of goodwill and qualifying intangible assets, management expects the adoption to reduce its fiscal 2003 annualized amortization expense by approximately $370,000.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2002
                                   (Unaudited)

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

The following financial information (in thousands) represents the reportable segments of the Company:

                      Research and Development       Clinical Reference                   Other                    Consolidated
                     Nine Months Ended April 30, Nine Months Ended April 30, Nine Months Ended April 30, Nine Months Ended April 30,
                         2002         2001          2002          2001            2002         2001            2002         2001
                         ----         ----          ----          ----            ----         ----            ----         ----
                    ----------------------------------------------------------------------------------------------------------------
Operating revenues:

Research product
revenues               $18,331      $12,339         ---           ---            ---           ---            $18,331     $12,339
Clinical laboratory
services                   ---          ---      21,903       $26,226            ---           ---             21,903      26,226

Cost and expenses:

Cost of research
product revenues          495          576          ---           ---            ---           ---                495         576
Cost of clinical
laboratory services       ---          ---        7,555         7,310            ---           ---              7,555       7,310
Research and
development expense     5,143        4,688          ---           ---            ---           ---              5,143       4,688

Interest income           ---          ---          ---           ---          1,078         2,415              1,078       2,415

Income (loss)
before provision
for taxes on income   $10,442       $5,711        ($369)       $3,124        $(1,332)         $288             $8,741      $9,123
                      =======       ======       ======        ======        =======          ====             ======      ======


                 Three Months Ended April 30, Three Months Ended April 30, Three Months Ended April 30, Three Months Ended April 30,
                      2002          2001          2002           2001          2002         2001            2002           2001
                  ------------------------------------------------------------------------------------------------------------------
Operating revenues:

Research product
revenues              $8,243      $4,840          ---            ---            ---          ---           $8,243        $4,840
Clinical laboratory
services                 ---         ---        6,778         $9,097            ---          ---            6,778         9,097

Cost and expenses:

Cost of research
product revenues        155          228         ---             ---            ---          ---              155           228
Cost of clinical
laboratory services     ---          ---       2,250           2,810            ---          ---            2,250         2,810
Research and
development expense   2,135        1,749         ---             ---            ---          ---            2,135         1,749

Interest income         ---          ---         ---             ---            251          702              251           702
Income (loss)
before provision
for taxes on income  $5,215       $2,310         $35            $998          $(959)         $27           $4,291        $3,335
                     ======       ======         ===            ====          =====          ===           ======        ======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2002
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At April 30, 2002, our cash and cash equivalents totaled $63.5 million, an increase of $4.9 million from July 31, 2001. We had working capital of $91.1 million at April 30, 2002 compared to $85.1 million at July 31, 2001.

Net cash provided by operating activities for the period ended April 30, 2002 of approximately $5.6 million was consistent with the period ended April 30, 2001.

Net cash used in investing activities decreased by approximately $0.4 million from the 2001 period, primarily as a result of an decrease in capital expenditures.

Net cash provided by financing activities decreased by approximately $1.0 million from the 2001 period primarily as a result of the decrease in proceeds from the exercise of stock options.

We believe that our current cash position is sufficient for our foreseeable liquidity and capital resource needs, although there can be no assurance that future events will not alter such view.

Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements that would have a material effect on our financial statements

Results of Operations

Nine months ended April 30, 2002 compared with nine months ended April 30, 2001

Revenues from operations for the nine month period ended April 30, 2002 were $40.2 million which represents a increase of $1.7 million over revenues from operations for the nine month period ended April 30, 2001. This increase was due to a increase of $6.0 million in revenues from our research product sales and offset by an decrease of $4.3 million in revenues from clinical reference laboratory operations.

The decline of clinical laboratory services revenue was due primarily to reduced reimbursement rates which were being experienced from various managed care agreements and the negative results of an unprofitable contract which was cancelled effective January 31, 2002. Clinical laboratory services are provided to patients covered by various third party payor programs, including Medicare and health maintenance organizations ("HMO's"). Billings for services are included in revenue net of allowances for contractual discounts and allowances paid for differences between the amounts billed and the estimated amount to be paid. Recent trends had indicated a decrease in the collection rates from certain third party payors and HMO's and the effect of such reduced collection rates was reflected in the third quarter.

The increase in research product sales resulted primarily from an increase in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets.

The cost of clinical laboratory services increased by $0.2 million primarily due to an increase in direct operating expenses based on the increased number of customers being serviced and the increase in volume of units tested for the first six months. The cost of sales for research products decreased by $0.1 million as a result of an increase in efficiency of manufacturing the direct sales of research products.

Research and development expenses increased by approximately $0.5 million as a result of an increase in expenses associated with the research programs.

Our provision for uncollectible accounts receivable decreased by $0.3 million, primarily due to a change in the revenue mix from certain providers.

Selling, general and administrative expenses increased by approximately $0.4 million primarily due to the increase in legal fees.

Interest income, decreased by $1.3 million as a result of a decrease in interest rates.

Net income for the nine months amounted to $5.2 million, compared with $5.1 million in the corresponding year-earlier period. Per share earnings, fully diluted, amounted to $0.18 compared with $0.17 per share a year ago.

For the nine month periods ending April 30, 2002 and 2001 we recorded a provision for income taxes which was based on the combined effective federal, state and local income tax rates.

Results of Operations

Three months ended April 30, 2002 compared with three months ended April 30,
2001

Revenues from operations for the period ended April 30, 2002 were $15.0 million which represents an increase of $1.1 million over revenues from operations for the three month period ended April 30, 2001. This increase was due to an increase of $3.4 million in revenues from research product sales and a decrease of $2.3 million in revenues from our clinical reference laboratory operations.

The decline of clinical laboratory services revenue was due primarily to reduced reimbursement rates which were being experienced from various managed care agreements and the negative results of an unprofitable contract which was cancelled effective January 31, 2002. Clinical laboratory services are provided to patients covered by various third party payors programs, including Medicare and health maintenance organizations ("HMO's"). Billings for services are included in revenue net of allowances for contractual discounts and allowances paid for differences between the amounts billed and the estimated amount to be paid. Recent trends have indicated a decrease in the collection rates from certain third party payors and HMO's and the effect of such reduced collection rates was reflected in the third quarter.

The increase in research product sales resulted primarily from and an increase in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets.

The cost of clinical laboratory services decreased by $0.6 million primarily due to a decrease in direct operating expenses based on the decreased volume of units tested. The cost of sales for research products decreased by $0.1 million as a result of an increase in efficiency of manufacturing the direct sales of research products.

Research and development expenses increased by approximately $0.4 million as a result of an increase in expenses associated with the research programs.

Our provision for uncollectible accounts receivable decreased by $.5 million, primarily due to a decrease in revenue from the clinical reference laboratory.

Selling, general and administrative expenses increased by approximately $0.4 million as a result of an increase in legal fees.

Interest income, decreased by $.5 million as a result of a decrease in interest rates.

Net income amounted to $2.6 million, compared with $1.9 million a year ago. Per share earnings, fully diluted, amounted to $0.09 in the third quarter of fiscal 2002, compared with $.06 per share in the corresponding year-earlier period.

For the three month periods ending April 30, 2002 and 2001 we recorded a provision for income taxes which was based on the combined effective federal, state and local income tax rates.

                           PART II -- Other Information

Item 1.  Legal Proceedings

In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. On January 26, 2001, the court granted the defendants' motion for summary judgment that the Company's patent is invalid. The judgment was affirmed by a divided panel of the Court of Appeals for the Federal Circuit on April 2, 2002. The Company has petitioned the entire Court of Appeals to rehear the appeal. There can be no assurance that the Company will be successful in these proceedings. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact.

On March 6, 2002, the Company was named, along with certain of its officers and directors among others, in a complaint entitled Lawrence F. Glaser and Maureen Glaser, individually and on behalf of Kimberly, Erin, Hannah, and Benjamin Glaser v. Hyman Gross, Barry Weiner, Enzo Biochemical Inc., Elazar Rabbani, Sharim Rabbani, John Delucca, Dena Engelhardt, Richard Keating, Doug Yeats, and Docs I-50, in the U.S. District Court for the Eastern District of Virginia. The complaint was filed by an investor in the Company who has filed for bankruptcy protection and his family. The complaint alleges securities and common law fraud and breach of fiduciary duty and seeks in excess of $150 million in damages. The Company has moved to dismiss the complaint, the motion is currently pending before the Court.

In March 2002, Enzo Life Sciences, a subsidiary of the Company, filed suit in the United States District Court for the District of Delaware against Digene Corp., charging it with infringing the Company's U.S. Patent No. 6,221,581 B1, which concerns a novel process for detecting nucleic acids of interest. On May 31, 2002, Digene filed counterclaims in that suit against Enzo Life Sciences and the Company, including business tort counterclaims relating to the `581 patent. The case is at an early stage. There can be no assurance that the Company and Enzo Life Sciences will be successful in these proceedings. However, even if Enzo Life Sciences is not successful in its patent infringement suit, management does not believe that there will be a significant adverse monetary impact. With respect to Digene's counterclaims, the Company and Enzo Life Sciences believe them to be without merit and intend to defend themselves vigorously.

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




                                                ENZO BIOCHEM, INC.
                                                ------------------
                                                   (registrant)




Date: June 11, 2002                             by: /s/ Shahram K. Rabbani
                                                    ----------------------
                                                Chief Operating Officer,
                                                Secretary and Treasurer