Form 10-K
period 2002-07-31
ENZO BIOCHEM INC
filed 2002-10-29
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Mark one

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002

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


         (631) 755-5500
  -------------------------------
  (Registrant's telephone number,
          including area code)


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

         The aggregate market value of the Common Stock held by nonaffiliates as of October 8, 2002 was approximately $336,089,000.

         As of October 8, 2002, the Registrant had 28,459,800 shares of Common Stock outstanding.

Part of Form 10-K                        Document Incorporated by Reference
-----------------                        ----------------------------------

Part III - Items 11, 12 and 13           In the Company's Proxy Statement  to be
                                         filed with the Securities and Exchange
                                         Commission no later than
                                         November 28, 2002


Part IV - Certain exhibits listed        Prior filings made by the Company
          in response to Item 14(a)(3)   under the Securities Act of  1933 and
                                         the Securities Exchange Act of 1934

                                     PART I

Item 1.  Business

Overview

         Enzo Biochem, Inc. (the "Company" or "Enzo") is a leading life sciences and biotechnology company focused on harnessing genetic processes to develop research tools, diagnostics and therapeutics and also provides diagnostic services to the medical community. Since our formation in 1976, we have concentrated on developing enabling technologies for detecting and identifying genes and modifying gene expression. These technologies are generally applicable for the diagnosis of infectious and other diseases and form the basis for a portfolio of over 300 products marketed to the biomedical and pharmaceutical research markets. We are further using these technologies as a platform for our planned entry into the clinical diagnostics market. In addition, our work in gene analysis has led to our development of significant therapeutic product candidates, four of which are currently in clinical trials, and three are in preclinical studies. In the course of our research and development activities, we have built what we believe is a significant patent position (comprised of 38 issued U.S. patents, approximately 162 issued foreign patents and numerous pending applications worldwide) around our core technologies.

         The business activities of the Company are performed by one of the Company's three wholly owned subsidiaries--Enzo Life Sciences, Inc., Enzo Therapeutics, Inc., and Enzo Clinical Labs, Inc. ("Enzo Life Sciences", "Enzo Therapeutics" and "Enzo Clinical Labs", respectively). These activities are: (1) research and development, manufacturing and marketing of biomedical research products and tools through Enzo Life Sciences and research and development of therapeutic products through Enzo Therapeutics, and (2) the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 12 of the Notes to Consolidated Financial Statements.

         The Company's primary sources of revenue have historically been from sales of research products and from clinical laboratory services. Revenues from research products are comprised of sales of products utilized in life science research. Revenues from the clinical laboratory service are comprised of fees for the services provided by the laboratories. For the fiscal years ended July 31, 2002 and 2001, respectively, approximately 48% and 33% of the Company's operating revenues were derived from product sales and approximately 52% and 67% were derived from clinical reference laboratory services.

Markets

         Background

         DNA is the source of biological information that governs the molecular mechanisms underlying life. This information is stored in the linear sequences of nucleotides that comprise DNA. The first draft of the sequence of the human genome, comprising over 30,000 genes, has been completed. The challenge for the next decade will be the determination of the function and relevance of each gene. This information will facilitate the understanding of biological mechanisms and how variations and mutations in such mechanisms result in disease, enabling more rapid and accurate detection of specific diseases and the development of new therapeutics to treat them.

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

Clinical diagnostics


         Clinical diagnostics has been reported to be a greater than $20 billion market in 2001. It is comprised of a broad range of tests such as clinical chemistry, microbiology, immunoassay, blood screening and cancer screening. Many of these tests employ traditional technologies, such as immunoassays and cell culture technologies, for the detection of diseases. Immunoassays use antibodies directed against a specific target, or antigen, to detect that antigen in a patient sample. Cell culturing uses nutrients media to grow, isolate and visually detect the presence of microorganisms.

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

         According to industry sources, an estimated $852 million was spent on gene-based diagnostics for clinical diagnosis in 2000. This market is projected to grow to $1.83 billion in 2005 as a result of:

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

         Apply our biomedical research products to the clinical diagnostics market

         We intend to apply our gene-based tests to the clinical diagnostics market. We currently offer over 25 gene-based tests for the research market, for the identification of such viruses as Human Papillomavirus, Cytomegalovirus, and Epstein-Barr virus. We also have an extensive library of probes for the detection of various diseases. We have developed a standardized testing format that permits multiple diagnoses to be performed on the same specimen and are in discussions with third parties to develop instrumentation for this purpose.

         Leverage marketing and distribution infrastructure of leading life sciences companies

         In addition to our direct sales, we distribute our research products through leading producers of gene analysis formats and other life sciences companies. By partnering with these industry leaders, we are able to leverage their established marketing and distribution infrastructure to expand the market for our products. We have distribution agreements with, among others, Roche Diagnostic Systems, Amersham PLC, Perkin-Elmer Life Sciences and Affymetrix.

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

         Gene Regulation Technology. We are pursuing a novel approach to gene regulation known as genetic antisense or antisense RNA. Our technology involves the introduction into cellular DNA of a gene that codes for an RNA molecule that binds to, and thus deactivates, RNA produced by a specific gene. To deliver our antisense gene to the target cell, we have developed proprietary vector technology. Our vector technology has the following three strengths:

         o Efficient transduction. A principal problem to date of most gene therapy programs has been inefficient transduction, or an unacceptably low rate of delivery of operating genes to the target cells. We have achieved transduction rates significantly higher than those reported by other researchers.

         o Immunologically "Quiet." Transduced cells often produce non-essential proteins that trigger an immune response, causing such cells to be cleared from the body before they can produce a therapeutic effect. Cells transduced with our Stealth Vectors(TM) have not expressed extraneous proteins.

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

         We believe that our vector technology has broad applicability in the field of gene medicine. This can be attributed to the following properties of our construct:

o the viral promoters are inactivated;
o insertional gene activation is prevented - a major safety factor;
o chromosomal integration;
o nuclear localization

         Immune Regulation Technology. We have developed a novel therapeutic approach based on immune regulation. Our immune regulation technology seeks to control an individual's immune response to a specific antigen in the body. An antigen is a substance that the body perceives is foreign and, consequently, against which the body mounts an immune response. We are developing our technology to treat immune-mediated diseases, infectious diseases and complications arising from transplantation. Our technology utilizes oral administration of known proteins to regulate the subject's immune response against the antigen. Specific formulations of the protein are administered orally to the patient according to precise dosing protocols.

         We have filed patent applications relating to this technology, as well as to our therapeutics and protocols under development, relating to areas of infectious diseases and immunological adjustments and enhancements characteristic of this reaction. We are applying our expertise in immune regulation to develop proprietary therapeutics for the treatment of a variety of diseases, including HIV-1 infection, chronic active hepatitis caused by HBV and HCV infection, graft versus host disease and inflammatory bowel disease, including Crohn's Disease and ulcerative colitis.

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

         Labeling and Signaling Reagents. We have developed an extensive line of labeling and signaling systems and reagents for the life sciences research market. These reagents can be used by researchers to identify and detect genes on any particular format. We are in the process of expanding this product line to increase our penetration in this growing market.

         Therapeutic Development Programs

         We have a number of therapeutic products in various stages of development that are based on our proprietary genetic antisense and immune regulation technologies. Our therapeutic programs are described below.

         Human Immunodeficiency Virus (HIV-1). We are developing complementary HIV-1 therapeutics utilizing both our genetic antisense and immune regulation technologies.

         HIV-1 is a human pathogenic virus. After infection it runs a slow course in which certain of the cells in the immune system (CD4+ cells) progressively disappear from the body. This results in a state in which the infected person can no longer mount an immune response. This loss of immune responsiveness is the cause of the complex of diseases known as AIDS and ultimately of death.

         According to estimates by the Joint United Nations Programme on HIV/AIDS, over 40 million people are living with HIV/AIDS worldwide. At present, two classes of products have received FDA marketing approval for HIV-1 infection: reverse transcriptase inhibitors and protease inhibitors. These drugs are typically used in combination and may require more than a dozen tablets to be taken at specific times each day. The cost for treatment of HIV infected individuals, once the disease has progressed to AIDS, is estimated to exceed $38,000 per person annually.

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

         HGTV43(TM) gene medicine. HGTV43 Enzo's proprietary StealthVector(TM) carrying anti-HIV-1 antisense RNA genes directed against the genes responsible for viral replication. HGTV43 is designed to deliver the antisense genes to targeted blood cells of subjects infected with HIV-1. These genes are incorporated into the DNA of the blood cells, and subsequent production of the antisense RNA prevents replication of the virus, providing resistance to the virus.

         Preclinical in vitro studies, performed in conjunction with our academic collaborators demonstrated resistance to HIV-1 in human immune cells into which the antisense genes had been inserted. Our Phase I clinical trial of the HIV-1 gene medicine is in the follow up phase with five evaluable subjects. In this study, white blood cell precursors, known as stem cells, were collected from the subjects. These stem cells were then treated with HGTV43 ex vivo and infused into the subject. Results of the trial have shown that all subjects tolerated the procedure and that anti-HIV-1 antisense RNA continued to be expressed in the subjects' circulating white blood cells for as long as 24 months to date.

         o        all subjects tolerated the procedure;

         o anti HIV-1 antisense RNA was detected in the circulation of subjects, for as long as 24 months thus far;

         o purified CD4+ cells from all five evaluable subjects were tested for the presence of anti HIV-1 antisense RNA and these cells contained the antisense RNA;

         o CD34+ cells from the bone marrow of all subjects were tested for the presence of anti HIV-1 antisense RNA between 6 months and 20 months after infusion and these cells all contained the antisense RNA.

         Based on these Phase I trial results demonstrating long-term survival and functioning of antisense RNA in white blood cells and in CD4+ cells we are preparing for the next phase of the study in which we will test strategies to increase the percentage of CD4+ cells that contain the anti-HIV-1 antisense genes.

         One arm of the next phase of clinical trials is expected to be conducted at New York Presbyterian Hospital-Cornell Medical Center. Enzo's protocol for this phase of the study was successfully presented to and approved by the National Institutes of Health Recombinant DNA Advisory Committee (RAC) and Cornell's Institutional Review Board "IRB". The Cornell site will focus on a strategy to increase the percentage of engineered CD4+ cells by using a combination of radiation and immune conditioning. We anticipate beginning expanded studies of the trial at additional sites.

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

         Hepatitis B (HBV). We are developing HBV therapeutics utilizing both our proprietary immune regulation technologies.

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

         In a clinical trial, conducted at the Liver Unit of Hadassah-Hebrew University Medical Center, in Jerusalem, Israel, a formulation of EHT899 was administered orally to a total of 42 subjects with chronic active hepatitis. Subjects received the medication three times a week for 20 - 30 weeks and were followed for an additional 20 weeks. Results of the trial have shown that:

   o     The drug was well tolerated in all subjects;

   o 46% of subjects showed a decrease in HBV viral load and improvement in liver function tests;

   o     33% of subjects showed a decrease in inflammation seen on liver biopsy;

         Based on these results, the Company is preparing to begin a multi-center Phase II random-label double blind clinical study.

         Preclinical animal studies with EHT899 showed that this medication was able to achieve complete suppression of HBV-associated human liver cancer and significantly reduced mortality in laboratory mice. These studies may have significant potential application for treatment of liver and other cancers in humans.

         Hepatitis C (HCV EHC18). We are using our proprietary immune regulation technology in the development of a treatment for HCV. This disease affects approximately 170 million people worldwide, including 3.9 million in the U.S., of which approximately 69%, or 2.7 million, are chronically infected, according to the National Center for Infectious Diseases. Approximately 30,000 new infections are recorded each year in the U.S. About 85% of people infected with HCV are reported to develop chronic hepatitis, and about 20% develop cirrhosis, an incurable disease, with approximately half of these cases progressing to end-stage liver disease, including liver cancer. It has been predicted that HCV-related deaths in the U.S. may soon overtake the number of AIDS-related deaths in the U.S.

         The Phase I clinical trial conducted by physicians at the Liver Unit of Hadassah University Medical Center in Jerusalem, Israel has met its safety endpoints. Enzo is currently looking to the next level of study.

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

         There is currently no effective treatment for these diseases. Subjects are managed during short-term episodes through the use of anti-inflammatory medications, or immunosuppressants, that provide symptomatic relief over short periods of time, but do not provide a cure. These drugs are all based on a generalized suppression of the immune response and are non-specific. As such, they have considerable side effects and cannot be used for long periods of time because of their inherent toxicity.

         Enzo is currently conducting a Phase I clinical trial to test an innovative immune regulation medicine for treatment of Crohn's Disease. The clinical study is based on successful preclinical results achieved in an animal model system. The preclinical study results showed that when laboratory animals with experimentally induced colitis were given specific proteins by oral administration, a remission of the condition was seen. The experimental animals exhibited a marked amelioration of the symptoms, including significant reduction in tissue inflammation, as well as a decrease in the levels of gamma interferon in the serum, both indicative of remission.

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

         We are conducting pre-clinical and animal studies at Hadassah University Hospital. The results of these studies have demonstrated that our immune regulation technology could be effective in treating GvHD. We have developed clinical protocols and, subject to regulatory approval, expect to commence human trials during 2003.

         Research product revenue from one major distributor represented approximately 23% and 12% of the consolidated revenues in fiscal 2002 and 2001, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2002 and 2001, 18% and 5% respectively, of the Company's net accounts receivable relate to amounts due from the one major distributor.

         In the fiscal years ended July 31, 2002, 2001 and 2000, the Company incurred costs of $6,179,000, $6,081,000 and $5,431,000, respectively, for research and development activities.

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

         We operate a clinical reference laboratory on Long Island and eighteen satellite patient service centers in the greater New York area. Patient service centers collect the specimens as requested by physicians. The specimens are sent through our in-house courier system to our Long Island laboratory facility for testing. We also operate a STAT laboratory in Manhattan. A "STAT" lab is a laboratory that has the ability to perform certain routine tests quickly and report results to the physician immediately.

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

         Approximately 68% at July 31, 2002 and 82% at July 31, 2001, of the Company's net accounts receivable relates to its clinical reference laboratory business, which operates in the New York Metropolitan area. The Company believes that the concentration of credit risk with respect to accounts receivable is limited due to the diversity of the Company's client base. However, the Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during July 31, 2002 was approximately 6% of the Company's total revenue.

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

Supply and Distribution Arrangements

         We also distribute our products through leading life sciences companies. These companies include manufacturers of instruments for gene analysis, where our reagents are critical for the identification and detection of genes and nucleic acid sequences. Through these arrangements, we are able to leverage the established marketing and distribution infrastructure of these companies. We have distribution agreements with, among other companies:

     o   Affymetrix;
     o   Amersham PLC;
     o   Dako;
     o   Perkin Elmer Life Sciences;
     o   Ortho Diagnostics;
     o   Roche Diagnostics;
     o   VWR International.

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

         At the end of fiscal 2002 we owned or licensed 38 U.S. and approximately 162 foreign patents relating to products, methods and procedures resulting from our internal or sponsored research projects. Patents relating to the BioProbe(R) nucleic acid probe system have issued in the U.S. and Europe. We cannot assure, however, that patents will be issued on pending applications or that any issued patents will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology. We also rely on our trade secrets and continuing technological innovation. We require each of our employees to sign a confidentiality agreement that prohibits the employee from disclosing any confidential information about us, including our technology or trade secrets.

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

         Any gene medicine products that we develop will require regulatory review before clinical trials, and additional regulatory clearances before commercialization. New human gene medicine products, as therapeutics, are subject to regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which we will have to comply are uncertain at this time because of the novelty of the human gene therapies currently under development. Each protocol is currently reviewed by the FDA on a case-by-case basis. The FDA has published "Points to Consider" guidance documents with respect to the development of gene medicine protocols. The National Institutes of Health ("NIH") is also involved in the oversight of gene therapies and the FDA has required compliance with certain NIH requirements.

         Obtaining FDA approval has historically been a costly and time-consuming process. Generally, to gain FDA approval, a developer first must conduct pre-clinical studies in the laboratory evaluating product chemistry, formulation and stability and, if appropriate, in animal model systems, to gain preliminary information on safety and efficacy. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations governing Good Laboratory Practices. The results of those studies are submitted with information characterizing the product and it's manufacturing process and controls as a part of an investigational new drug ("IND") application, which the FDA must review and declare effective before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the clinical investigations to be undertaken in addition to other pertinent information about the product, including descriptions of any previous human experience and the company's future plans for studying the drug.

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

         For commercialization of our biological or other drug products, the manufacturing processes described in our NDA or BLA must receive FDA approval and the manufacturing facility must successfully pass an inspection prior to approval or licensure of the product for sale within the United States. The pre-approval inspection assesses whether, for example, the facility complies with the FDA's current good manufacturing practices (cGMP) regulations. These regulations elaborate testing, control, documentation, personnel, record keeping and other quality assurance procedure requirements that must be met. Once the FDA approves our biological or other drug products for marketing, we must continue to comply with the cGMP regulations. The FDA periodically inspects biological and other drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product.

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

         Regulation of Diagnostics

         The diagnostic products that are developed by us or our collaborators are likely to be regulated by the FDA as medical devices. Unless an exemption applies, medical devices must receive either "510(k) clearance" or pre-market approval ("PMA") from the FDA before marketing them in the United States. The FDA's 510(k) clearance process usually takes from four to 12 months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

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

         We have developed products that we currently distribute in the United States on a RUO basis. There can be no assurance that the FDA would agree that our distribution of these products meets the requirements for RUO distribution. Furthermore, failure of us or recipients of our RUO products to comply with the regulatory limitations on the distribution and use of such devices could result in enforcement action by the FDA, including the imposition of restrictions on our distribution of these products.

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

         Clinical Laboratory Regulations

         The clinical laboratory industry is subject to significant governmental regulation at the Federal, state, and local levels. Under the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 (collectively, as amended, "CLIA"), our clinical laboratories must be certified by the Federal government, or exempt from Federal certification, as discussed below. Many clinical laboratories also must meet other governmental standards, undergo proficiency testing, and are subject to inspection. Clinical laboratory certificates or licenses are also required by various state and local laws.

         CLIA places all tests into one of three categories of complexity (waived, moderate complexity and high complexity) and establishes varying requirements depending upon the complexity category of the test performed. A laboratory that performs high complexity tests must meet more stringent requirements than a laboratory that performs only moderate complexity tests, while those that perform only waived tests may apply for a certificate of waiver from most of the requirements of CLIA. Our facility is certified to perform highly complex tests. In general, the HHS regulations require laboratories that perform high or moderate complexity tests to implement systems that ensure the accurate performance and reporting of test results, establish quality control and quality assurance systems, ensure hiring of personnel that meet specified standards, engage in proficiency testing by approved agencies and undergo biennial inspections.

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

         Clinical Laboratory Reimbursement

         The health care industry has been undergoing significant change because third-party payors, such as Medicare (serving primarily patients 65 and older), Medicaid serving primarily indigent patients, health maintenance organizations and commercial insurers, have increased their efforts to control the cost, utilization and delivery of health care services. To address the problem of increasing health care costs, legislation has been proposed or enacted at both the Federal and state levels to regulate health care delivery in general and clinical laboratories in particular. Additional health care reform efforts are likely to be proposed in the future. In particular, we believe that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors, commercial insurer and health maintenance organizations are likely to occur as well. We cannot predict the effect that health care reform, if enacted, would have on our business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on our business and operations.

         Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. In 1984, Congress established the Medicare fee schedule for clinical laboratory services, which is applicable to patients covered under Part B of the Medicare program as well as patients receiving Medicaid. Clinical laboratories must bill Medicare directly for the services provided to Medicare beneficiaries and may only collect the amounts permitted under this fee schedule. Reimbursement to clinical laboratories under the Medicare Fee Schedule has been steadily declining since its inception. Furthermore, and Medicare have mandated use of the Physicians Current Procedural Terminology ("CPT") for coding of laboratory services which has altered the way we bill these programs for some of our services, thereby reducing the reimbursement that we receive.

         In March 1996, HCFA (now, the Center for Medicare and Medicaid Services or CMS) implemented changes in the policies used to administer Medicare payments to clinical laboratories for the most frequently performed automated blood chemistry profiles. Among other things, the changes established a consistent standard nationwide for the content of the automated chemistry profiles. Another change requires laboratories performing certain automated blood chemistry profiles to obtain and provide documentation of the medical necessity of tests included in the profiles for each Medicare beneficiary. Reimbursements have been reduced as a result of this change. Because a significant portion of our costs are fixed, these Medicare reimbursement reductions and changes have a direct adverse effect on our net earnings and cash flows. Future changes in Federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could result in material adverse effect on our business. In addition, reimbursement disapprovals by the third party payors, commercial insures and health maintenance organizations, reductions or delays in the establishment of reimbursement rates, and carrier limitations on the insurance coverage of the Company's services or the use of the Company as a service provider could have a negative effect on the Company's future revenues.

         Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on our business. We cannot predict, however, whether and what type of legislation will be enacted into law.

         Anti Fraud and Abuse Laws

         Existing Federal laws governing Medicare, as well as state laws, also regulate certain aspects of the relationship between healthcare providers, including clinical laboratories and their referral sources such as physicians, hospitals and other laboratories. One provision of these laws, known as the "Anti-Kickback Law," contains extremely broad proscriptions. Violation of this provision may result in criminal penalties, exclusion from Medicare, and significant civil monetary penalties. Under another Federal law, known as the "Stark" law or "self-referral prohibition," physicians who have an investment or compensation relationship with an entity furnishing clinical laboratory services (including anatomic pathology and clinical chemistry services) may not, subject to certain exceptions, refer clinical laboratory testing for Medicare patients to that entity. Similarly, laboratories may not bill Medicare or Medicaid or any other party for services furnished pursuant to a prohibited referral. Violation of these provisions may result in disallowance of Medicare for the affected testing services, as well as the imposition of civil monetary penalties. New York State also has laws similar to the Federal Stark and Anti-Kickback laws.

         In recent years, the Federal Stark law, as well as New York State law, have also placed restrictions on the supplies and other items that laboratories may provide to their clients. These laws specify that laboratories may only provide clients with items or devices that are used solely to collect, transport or store specimens for the laboratory or to communicate results or tests. Items such as biopsy needles, snares and reusable needles are specifically prohibited from being supplied by laboratories to their clients. These laws represent a significant deviation from practices which previously occurred throughout the industry.

         In February 1997, the OIG released a model compliance plan for laboratories One key aspect of the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. These requirements, and their likely effect on physician test ordering habits, focus on chemistry tests, especially routing tests, rather than on anatomic pathology services or the non-automated tests, which make up the majority of the Company's business measured in terms of net revenues. Nevertheless, they potentially could affect physicians test ordering habits more broadly. The Company is unable to predict whether, or to what extent, these developments may have an impact or the utilization of the Company's services.

         The Company seeks to structure its arrangements with physicians and other customers to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. In addition, in order to address these various Federal and state laws, the Company has developed its own Corporate Compliance Program based upon the OIG' model program. The Company's Program focuses on establishing clear standards, training and monitoring of the Company's billing and coding practices. Furthermore, as part of this Program, the Company's Corporate Compliance Committee meets on a regular basis to review various operations and relationships as well as to adopt policies addressing these issues.

         However, the Company is unable to predict how the laws described above will be applied in the future, and no assurances can be given that its arrangements or processes will not become subject to scrutiny under these laws.

         Confidentiality of Health Information

         The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was signed into law on August 21, 1996, and it includes "administrative simplification" provisions designed to standardize common electronic transactions in health care and to protect the security and privacy of health information. Congress' purpose in promulgating HIPAA was to increase the efficiency of health care transactions while, at the same time, protecting the confidentiality of patient information. Final regulations have been adopted for electronic transaction and privacy standards. Further, final regulations adopting a national employer identifier to be used in electronic health care transactions have been finalized. In addition, there are proposed regulations regarding security standards and the assignment and use of unique provider identifiers in electronic health care transactions. These provisions have very broad applicability and they specifically apply to health care providers, which include physicians and clinical laboratories.

         The electronic transaction standards regulations create guidelines for certain common health care transactions. With certain exceptions, these standards require that when we conduct certain transactions electronically with another provider, clearinghouse or health plan we must comply with the standards set forth in the regulations. The regulations establish standard data content and formats for submitting electronic claims and other administrative health transactions. All health care providers will be able to use the electronic format to bill for their services and all health plans and providers will be required to accept standard electronic claims, referrals, authorizations, and other transactions. We are required to comply with these standards by October 15, 2003 as we requested a one year extension to the compliance date. Despite the initial costs, the use of uniform standards for all electronic transactions could lead to greater efficiency in processing claims and in handling health care information.

         The Privacy regulations, which were modified in August 2002, create specific requirements for the use and disclosure of protected health information ("PHI"). Providers will be required to develop numerous policies and procedures in order to meet these requirements. Furthermore, we will need to establish mechanisms to safeguard the PHI, which is used or maintained in any format (e.g., oral, written, or electronic). For purposes of the criminal and civil penalties imposed under Title XI of the Social Security Act, the compliance date for the privacy regulation is April 2003.

         Complying with both the Electronic Transaction and Privacy rules will require significant effort and expense for virtually all entities that conduct health care transactions electronically and handle patient health information. Furthermore, when the Security Regulations are finalized, the company may need to expend additional funds to make efforts to comply with those standards. At this time, the Company is unable to estimate the total cost or impact of the regulations.

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

         Other Regulation

         Our business is and will continue to be subject to regulation under various state and federal environmental, safety and health laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act, and the Atomic Energy Act or their state law analogs. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in our operations and wastes generated by our operations. We are required to possess licenses under, or are otherwise subject to federal and state regulations pertaining to, the handling and disposal of medical specimens, infectious and hazardous waste and radioactive materials.

         We believe that we are in material compliance with applicable environmental, safety and health laws and that our continual compliance therewith will not have a material adverse effect on our business. All of our laboratories are operated in accordance with applicable federal and state laws and regulations relating to hazardous substances and wastes, and we use qualified third-party vendors to dispose of biological specimens and other hazardous wastes. Although we believe that we comply in all material respects with such federal, state and local laws, our failure to comply with those laws could subject us to denial of the right to conduct business, civil fines, criminal penalties and/or other enforcement actions. Environmental contamination resulting from spills or disposal of hazardous substances generated by our operations, even if caused by a third-party contractor or occurring at a remote location could result in material liability.

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

Employees

         As of July 31, 2002, we employed 205 full-time and 26 part-time employees. Of the full-time employees, 49 were engaged in research, development, manufacturing, administrative support and marketing of research products and 156 at the clinical reference laboratories. Our scientific staff possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that the relationships we have established with our employees are good.

Information Systems

         We believe that with respect to our clinical reference laboratory business, the health care provider's need for data will continue to place high demands on our information systems staff. We believe that the efficient handling of information involving clients, patients, payors and other parties will be a critical factor in our future success.

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

         The CAP accreditation program involves both on-site inspections of our laboratory and participation in the CAP's proficiency testing program for all categories in which our laboratory is accredited by the CAP. The CAP is an independent nongovernmental organization of board certified pathologists, which offers an accreditation program to which laboratories can voluntarily subscribe. A laboratory's receipt of accreditation by the CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. Our clinical laboratory facilities are accredited by the CAP.

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

      (m) Dependence on new technologies for our product development and dependence on product candidates in early stages of development.

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

Item 3.  Legal Proceedings

In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. On January 26, 2001, the court granted the defendants' motion for summary judgment that the Company's patent is invalid. On July 15, 2002, the Court of Appeals for the Federal Circuit reversed the judgment of invalidity and remanded the case to the district court for further proceedings. The proceedings on remand are at an early stage. There can be no assurance that the Company will be successful in these proceedings. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact.

On March 6, 2002, the Company was named, along with certain of its officers and directors among others, in a complaint entitled Lawrence F. Glaser and Maureen Glaser, individually and on behalf of Kimberly, Erin, Hannah, and Benjamin Glaser v. Hyman Gross, Barry Weiner, Enzo Biochemical Inc., Elazar Rabbani, Shahram Rabbani, John Delucca, Dena Engelhardt, Richard Keating, Doug Yeats, and Docs I-50, in the U.S. District Court for the Eastern District of Virginia. The complaint was filed by an investor in the Company who has filed for bankruptcy protection and his family. The complaint alleges securities and common law fraud and breach of fiduciary duty and seeks in excess of $150 million in damages. On August 22, 2002, the complaint was voluntarily dismissed, however a new substantially similar complaint was filed at the same time. On October 21, 2002, the Company and the other defendants filed a motion to dismiss the compliant, this motion is pending before the Court.

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

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortuous interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants' breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants' infringement of patents covering the same. There can be no assurance that the Company will be successful in this litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were brought to a vote of the Company's stockholders in the fourth fiscal quarter ended July 31, 2002.

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

                                                 High              Low

2001 Fiscal Year (August 1, 2000
to July 31, 2001):
         1st Quarter                             $  58.81          $34.29
         2nd Quarter                             $  42.06          $17.96
         3rd Quarter                             $  23.18          $13.95
         4th Quarter                             $  34.98          $22.87

2002 Fiscal Year (August 1, 2001
to July 31, 2002):
         1st Quarter                             $ 28.88           $13.58
         2nd Quarter                             $ 26.13           $19.02
         3rd Quarter                             $ 21.99           $17.30
         4th Quarter                             $ 19.45           $11.09

         On October 8, 2002, the last sale price of the Common Stock of the Company as reported on the New York Stock Exchange was $14.88.

         As of October 8, 2002, the Company had approximately 1,233 record holders of its Common Stock.

         The Company has not paid a cash dividend on its Common Stock and intends to continue to follow a policy of retaining future earnings to finance its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

         The Company declared a 5% stock dividend on January 23, 2002 payable February 27, 2002 to shareholders of record as of February 2, 2002. The Company declared a 5% stock dividend on January 16, 2001 payable March 20, 2001 to shareholders of record as of February 27, 2001. The shares and per share data have been adjusted to retroactively reflect these stock dividends. The Company recorded a charge to accumulated deficit and a credit to common stock and additional paid-in capital in the amount of approximately $26,988,000 in fiscal 2002, and $32,274,000 in fiscal 2001, which reflects the fair value of the dividends on the date of declaration.

         Equity Compensation Plan Disclosure

         The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of July 31, 2002:

                                                                                                              (c)
                                                (a)                                                   Number of Securities
                                        Number of Securities              (b)                       Remaining Available for
                                          To be Issued Upon         Weighted-Average             Future Issuance Under Equity
                                       Exercise of Outstanding     Exercise Price of            Compensation Plans (Excluding
                                        Options, Warrants and      Outstanding Options,                   Securities
Plan category                                  Rights              Warrants and Rights              Reflected in Column (a)
------------------------------------ --------------------------- ---------------------------- ------------------------------------
Equity compensation plans
(stock options) approved by
security holders                              2,577,234                    $10.34                            1,205,426

Equity compensation plans not
Approved by security holders                        ---                       ---                                  ---
                                              ---------                    ------                            ---------

Total                                         2,577,234                    $10.34                            1,205,426
                                              =========                    ======                            =========

Item 6. Selected Financial Data

         The selected operating results for the years ended July 31, 2002, 2001 and 2000 and the Financial Position data as of July 31, 2002 and 2001, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected operating results for the years ended July 31, 1999 and 1998, and the selected financial position data as of July 31, 2000, 1999 and 1998 are derived from the Company's audited consolidated financial statements which are not included in the Annual Report on Form 10-K.

         The following tables summarize the Company's consolidated statement of operations and balance sheet data. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in the Annual Report on Form 10-K.


                                                              For the Years Ended July 31,
                                           --------------------------------------------------------------------
                                                           (In thousands, except per share data)
                                             2002           2001           2000           1999          1998
                                           ---------      ---------      ---------      ---------     ---------
Operating Results:
Operating revenues                         $  54,015      $  52,266      $  42,847      $  36,966     $  33,702


Interest income                                1,350          3,003          2,585          1,984         1,885

Income before (provision) benefit
   for taxes on income                        10,340         12,231          7,668          5,387         2,570

(Provision) benefit for taxes on
   income                                     (3,417)        (5,418)        (1,044)         1,128           822

Net income                                 $   6,923      $   6,813      $   6,625      $   6,515     $   3,392
                                           =========      =========      =========      =========     =========

Basic net income per common share:         $    0.24      $    0.24      $    0.24      $    0.24     $    0.12
                                           =========      =========      =========      =========     =========

Diluted net income per common share:       $    0.24      $    0.23      $    0.22      $    0.23     $    0.12
                                           =========      =========      =========      =========     =========

Denominator for per share calculation:
     Basic                                    28,444         28,349         27,927         27,489        27,180
     Diluted                                  29,322         29,532         29,752         28,089        28,385

Financial Position:

Working capital                            $  92,967      $  85,094      $  74,094      $  59,323     $  52,973
Total assets                               $ 109,291      $ 102,931      $  92,886      $  78,901     $  72,153
Stockholders' equity                       $ 104,733      $  97,517      $  87,176      $  75,648     $  68,783


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

         Liquidity and Capital Resources

         At July 31, 2002, our cash and cash equivalents totaled $67.1 million, an increase of $8.5 million from July 31, 2001. We had working capital of $93.0 million at July 31, 2002 compared to $85.1 million at July 31, 2001.

         Net cash provided by operating activities for the year ended July 31, 2002 was approximately $9.6 million as compared to net cash provided by operating activities of $8.0 million for the year ended July 31, 2001. The increase in net cash provided by operating activities from fiscal 2001 to fiscal 2002 was due to the net change in operating assets and liabilities compared to the prior year primarily inventory, accounts receivable and prepaid taxes.

         Net cash used in investing activities decreased approximately $.5 million from fiscal 2001, primarily as a result of an decrease in capital expenditures and patent costs deferred.

         Net cash provided by financing activities decreased by $1.2 million from fiscal 2001 primarily as a result of the decrease in proceeds from the exercise of stock options.

         Net accounts receivable of $20.3 million and $24.6 million represented 137 days and 172 days of operating revenues at July 31, 2002 and 2001, respectively. The change in net accounts receivable is due to a decrease in accounts receivable at the clinical reference laboratory of approximately $6.3 million and an increase of research products accounts receivable of approximately $2.0 million. The decrease is primarily due to the decrease in revenue from the clinical laboratory and the effect of the health maintenance organization contract that were cancelled in fiscal 2002.

         The Company has entered into various real estate operating leases with both related and unrelated parties. See Note 5 to the Consolidated Financial Statements for a further description of these various leases.

         The total future payments under these contractual obligations as of July 31, 2002 is as follows:


                                                              Payments Due by Period
                                                              ----------------------

                                             Total           Less than 1 year      1-3 years     4-5 years
                                          ----------         ----------------      ---------     ---------
Operating Leases                          $3,097,000            $1,504,000         $1,576,000     $17,000
                                          ----------            ----------         ----------     -------

Total Contractual Cash Obligations        $3,097,000            $1,504,000         $1,576,000     $17,000
                                          ==========            ==========         ==========     =======


         We believe that our current cash position is sufficient for our foreseeable liquidity and capital resource needs, although there can be no assurance those future events will not alter such view.

         Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements that would have a material effect on our financial statements.

Critical Accounting Policies

         General

         The Company's discussion and analysis of its financial condition and results of operations are based upon Enzo Biochem, Inc. consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses; these estimates and judgments also affect related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to contractual allowance, allowance for uncollectible accounts, intangible assets and income taxes. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe that of our significant accounting policies (see Note 1 the of consolidated financial statements), the following may involve a higher degree of judgment and complexity than other accounting policies:

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

         Contractual Allowances

         The percentage of the Company's revenues derived from Medicare, third party payers, commercial insurers and managed care patients continue to increase. The Medicare regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our clinical laboratory. We estimate the allowance for contractual allowances on a payer-specific basis given our interpretation of the applicable regulations and historical calculations. However, the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations occur frequently necessitating continual review and assessment of the estimation process by management.

         Allowance for Doubtful Accounts

         The Company's ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for which primary insurance has paid but a patient portion remains outstanding. The Company estimates the allowance for doubtful accounts primarily based upon the age of the accounts since invoice date. The Company continually monitors its accounts receivable balances and utilizes cash collections data to support the basis for its estimates of the provision for doubtful accounts. Significant changes in payer mix or regulations could have a significant impact on the Company's results of operations and cash flows.

         Income Taxes

         The Company accounts for income taxes under the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The liability method requires that any tax benefits recognized for net operating loss carry forwards and other items be reduced by a valuation allowance where it is more likely than not the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

         Results of Operations

         Fiscal 2002 Compared to Fiscal 2001

         Revenues from operations for the fiscal year ended July 31, 2002 were $54.0 million an increase of $1.8 million over revenues from operations for the fiscal year ended July 31, 2001. This increase was due to an increase of $8.9 million in revenues from our research product sales operations offset by a decrease of $7.1 million in revenues from clinical reference laboratory operation over revenues for such activities in fiscal 2001. The decline of clinical laboratory services revenue was due primarily to reduced reimbursement rates which have been experienced from various managed care agreements and the negative results of an unprofitable contract which was cancelled in fiscal 2002. Clinical laboratory services are provided to patients covered by various third party payor programs, including Medicare and health maintenance organizations ("HMO's"). Billings for services are included in revenue net of allowances for contractual discounts and allowances paid for differences between the amounts billed and the estimated amount to be paid. Recent trends had indicated a decrease in the collection rates from the Medicare Program, certain third party payors and HMO's. The effect of such reduced collection rates have been reflected in fiscal 2002. The increase in research product sales resulted primarily from an increase in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. Such consideration was previously included in cost of research product revenues. In accordance with recently issued accounting pronouncements, the Company has reclassified consideration provided to distributors under these non-exclusive distribution agreements as a reduction to research product revenues. The prior years comparative amounts have been reclassified to be consistent with the current year presentation. This change reflects a new reporting presentation only and did not affect the Company's gross profit or net income as previously reported.

         The cost of clinical laboratory services decreased by $.4 million primarily due to a decrease in direct operating expenses based on decreased volume of testing in fiscal 2002. The cost of sales for research products decreased as a result of improved efficiency in the manufacturing of the direct sales of research products.

         Research and development expenses increased by approximately $.1 million as a result of an increase in the clinical trial studies.

         Selling expenses increased by approximately $.5 million primarily due to an increase in costs associated with the increase in revenue. General and Administrative expenses decreased by .3 million due to a decrease in personnel costs.

         Our provision for uncollectible accounts receivable increased by $2.2 million, primarily due to the recent trends that indicated a decrease in the collection rates from the certain third party payors and HMO's. The effect of such reduced collection rates have been reflected in fiscal 2002.

         Interest income, decreased by $1.7 million as a result of a decrease in interest rates in fiscal 2002 as compared to fiscal 2001.

         In fiscal 2002 and 2001, we recorded a provision for income taxes of $3.4 and $5.4 million, respectively, which was based on the combined effective federal, state and local income tax rates. In fiscal 2002, we realized the benefit of certain tax credits and certain extraterritorial income is excludable from taxes that resulted in a lower effective tax rate in fiscal 2002 as compared to fiscal 2001.

         Net accounts receivable from our clinical laboratory operations of $13.8 million and $20.1 million represented an average of 180 days and 208 days of operating revenues at July 31, 2002 and 2001, respectively.

         Income before provision for taxes on income from research and development activities and related costs was $16.6 million in fiscal 2002, as compared to income before provision for taxes on income of $8.3 million in fiscal 2001. The increase in the profit resulted primarily from an increase in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets. Income (loss) before provision for taxes on income from the clinical reference laboratories activities amounted to a $3.8 million loss for fiscal 2002, as compared to $3.8 million of income for fiscal 2001. The loss is primarily due to the recent trends that indicated a decrease in the collection rates from the Medicare Program, certain third party payors and HMO's.

         Fiscal 2001 Compared to Fiscal 2000

         Revenues from operations for the fiscal year ended July 31, 2001 were $52.3 million an increase of $9.4 million over revenues from operations for the fiscal year ended July 31, 2000. This increase was due to an increase of $3.7 million in revenues from our clinical reference laboratory operations and an increase of $5.7 million in revenues from research product sales over revenues for such activities in fiscal 2000. The increase in revenues from the clinical laboratory operations resulted primarily from an increase in volume of esoteric testing and from an increase in doctor accounts being serviced. The increase in research product sales resulted primarily from and an increase in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets.

         The cost of clinical laboratory services increased by $2.0 million primarily due to an increase in direct operating expenses based on the increased sales volume of testing in fiscal 2001. In addition, the cost of sales for research products decreased as a result of a change in the revenue mix.

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

         In fiscal 2001, we recorded a provision for income taxes of $5.4 million, which was based on the combined effective federal, state and local income tax rates. In fiscal 2000 we recorded a provision for income taxes of $1.0 million which included a deferred benefit from the change in the deferred tax asset valuation reserve and benefits recognized from net operating losses.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

              Not Applicable

Item 8.       Financial Statements and Supplementary Data

              The response to this item is submitted in a separate section of this report. See Item 15(a) (1) and (2)

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

         JOHN B. SIAS (age 75) has been a Director of the Company since January 1982. Mr. Sias had been President and Chief Executive Officer of Chronicle Publishing Company since April 1993 to January 2000. From January 1986 until April 1993, Mr. Sias was President of ABC Network Division, Capital Cities/ABC, Inc. From 1977 until January 1986 he was the Executive Vice President, President of the Publishing Division (which includes Fairchild Publications) of Capital Cities Communications, Inc.

         JOHN J. DELUCCA (age 59) has been a Director of the Company since January 1982. Mr. Delucca had been Chief Financial Officer & Executive Vice President, Finance & Administration of Coty, Inc. from January 1999 to January 2002. From October 1993 until January 1999, he was Senior Vice President and Treasurer of RJR Nabisco, Inc. From January 1992 until October 1993, he was managing director and Chief Financial Officer of Hascoe Associates, Inc. From October 1, 1990 to January 1992 he was President of The Lexington Group. From September 1989 until September 1990, he was Senior Vice President-Finance of the Trump Group. From May 1986 until August 1989, he was senior Vice President-Finance at International Controls Corp. From February 1985 until May 1986, he was a Vice President and Treasurer of Textron, Inc. Prior to that he was a Vice President and Treasurer of the Avco Corporation, which was acquired by Textron.

         IRWIN C. GERSON (age 72) has been a Director of the Company since May 8, 2001. From 1995 until December 1998, Mr. Gerson served as Chairman of Lowe McAdams Healthcare and prior thereto had been, since 1986, Chairman and Chief Executive Officer of William Douglas McAdams, Inc., one of the largest advertising agencies in the U.S. specializing in pharmaceutical marketing and communications to healthcare professionals. In February 2000, he was inducted into the Medical Advertising Hall of Fame. Mr. Gerson has a B.S. in Pharmacy from Fordham University and an MBA from the NYU Graduate School of Business Administration. He is a director of Andrx Corporation, which specializes in proprietary drug delivery technologies, and eXegenice Pharmaceutics, Inc., a biopharmaceutical drug development company, both Nasdaq listed public companies.

         STANFORD S. WARSHAWSKY (age 64) has been a Director of the Company since August 1, 2002. Mr. Warshawsky has been Co-President of Arnhold and S. Bleichroeder Holdings since 1994, having joined the firm in 1972. He previously was with the law firm of Shearman & Sterling. Mr. Warshawsky is Co-President of Arnhold and S. Bleichroeder Advisers, Inc., a money management advisory group, in addition to being Chairman of the firm's First Eagle Funds, First Eagle SoGen Funds and First Eagle SoGen Variable Funds, Inc. Mr. Warshawsky is a member of the New York Stock Exchange's Nominating Committee, of which he also was a former Chairman, a member of the Big Board's New York Area Firms Advisory Committee, a Direcctor of the German-American Chamber of Commerce and a Fellow in the Foreign Policy Association. He is also a member of the Bar Associations of both New York State and Virginia State. Mr. Warshawsky holds a Bachelor of Business Administration degree from the University of Michigan and a JD from the University of Virginia School of Law.

         MELVIN F. LAZAR, CPA (age 63) has been a Director of the Company since August 1, 2002. Mr. Lazar was a founding partner of the public accounting firm of Lazar, Levine & Felix (LLP) since 1969 until October, 2002. He is an expert on the topic of business valuations and merger and acquisition activities. Lazar, Levine & Felix is the 17th largest auditor of publicly held companies in the U.S. Mr. Lazar is a board member and serves as the Chairman of the Audit Committee of privately owned Active Media Services, Inc., the largest corporate barter company in the nation. Mr. Lazar holds a Bachelor of Business Administration degree from The City College of New York.

         During the fiscal year ended July 31, 2002, there were five (5) formal meetings of the Board of Directors, several actions by unanimous consent and several informal meetings. During the fiscal year ended July 31, 2002, the Board of Directors had an Audit Committee and Stock Option Committee. The Audit Committee had five (5) formal meetings and the Stock Option Committee had (1) one formal meeting in fiscal 2002.

         The Audit Committee is authorized to review proposals of the Company's auditors regarding annual audits, recommend the engagement or discharge of the auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, to review the scope of the annual audit, to approve or disapprove each professional service or type of service other than standard auditing services to be provided by the auditors, and to review and discuss the audited financial statements with the auditors. The current members consist of Messrs. Sias, Delucca and Lazar.

         The Stock Option Committee had the plenary authority in its discretion to determine the purchase price of the Common Stock issuable upon the exercise of each option, to determine the employees to whom, and the time or times at which, options shall be granted and the number of shares to be issuable upon the exercise of each option, to interpret the plans, to prescribe, amend and rescind rules and regulations relating to them, to determine the term and provisions of the respective option agreements and to make all other determinations deemed necessary or advisable for the administration of the plans. The current members consist of Messrs, Sias and Delucca.

         In October, 2002, the Board of Directors established a Compensation Committee. The Compensation Committee has the power and authority to (i) establish a general compensation policy for the officers and employees of the Corporation, including to establish and at least annually review officers' salaries and levels of officers' participation in the benefit plans of the Corporation, (ii) prepare any reports that may be required by the regulations of the Securities and Exchange Commission or otherwise relating to officer compensation, (iii) approve any increases in directors' fees, and (iv) exercise all other powers of the Board of Directors with respect to matters involving the compensation of employees and the employee benefits of the Corporation as shall be delegated by the Board of Directors to the Compensation Committee. The current members of the Compensation Committee are Messrs, Gerson, Warshawsky and Delucca.

         In October, 2002, the Board of Directors also established a Nominating Committee. The Nominating Committee has the power to recommend to the Board of Directors prior to each annual meeting of the shareholders of the Corporation:
(i) the appropriate size and composition of the Board of Directors; and (ii) nominees: (1) for election to the Board of Directors for whom the Corporation should solicit proxies; (2) to serve as proxies in the connection with the annual shareholders' meeting; and (3) for election to all committees of the Board of Directors other than the Nominating Committee. The current members of the Nominating Committee are Messrs, Gerson, Warshawsky and Sias.

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

         DR. ELAZAR RABBANI (age 58) has served as the Company's Chairman of the Board of Directors and Chief Executive Officer since its inception in 1976. Dr. Rabbani received his Bachelor of Arts degree from New York University in Chemistry and his Ph.D. degree in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

         SHAHRAM K. RABBANI (age 50) has served as Chief Operating Officer, Secretary, and Treasurer of the Company since November 1996, as Executive Vice President from September 1981 to November 1996 and as Vice President, Treasurer and a Director of the Company since its inception. He is also the President of Enzo Clinical Labs, Inc. Mr. Rabbani received a Bachelor of Arts degree in Chemistry from Adelphi University located in Long Island, NY.

         BARRY W. WEINER (age 52) has served as President of the Company since November 1996 and as a Director of the Company since its inception. Mr. Weiner has served as an Executive Vice President of the Company from September 1981 to November 1996, as a Vice President of the Company from the Company's organization to November 1996 and as Secretary of the Company from March 1980 to November 1996. He was employed by Colgate-Palmolive Company from August 1974 to March 1980, where he held several managerial and marketing positions. Mr. Weiner received his Bachelor of Science degree in Economics from New York University and M.B.A. from Boston University. Mr. Weiner is a Director of the New York State Biotechnology Association.

         DR. DEAN ENGELHARDT (age 62) has served as Executive Vice President since July 2000, as Senior Vice President since January 1989, and as Vice President since September 1981 Prior to joining the Company, he was Associate Professor of Microbiology at Columbia University College of Physicians and Surgeons. He obtained his Ph.D. in Molecular Genetics from Rockefeller University.

         DR. NORMAN E. KELKER (age 63) has been a Senior Vice President of the Company since January 1989. In September 1981, Dr. Kelker joined the Company as Vice President of Scientific Affairs. Prior to being employed by the Company, he was an Associate Professor in the Department of Microbiology of the New York University School of Medicine since 1975. He holds a Ph.D. in Microbiology and Public Health from Michigan State University.

         HERBERT B. BASS (age 54) is Vice President of Finance of the Company since 1989. From 1986 to 1989, Mr. Bass was the Corporate Controller of Enzo. Before joining the Company in 1986, Mr. Bass held various positions at Danziger & Friedman, Certified Public Accountants, from 1979 to 1986, the most recent of which was audit manager. For the preceding seven years he held various positions at Berenson & Berenson, C.P.A.'s located in New York City. Mr. Bass holds a Bachelor of Business Administration degree in accounting from Barnard M. Baruch College in New York City.

         DR. BARBARA E. THALENFELD (age 62) is Vice President of Corporate Development and Vice President of Clinical Affairs for Enzo Therapeutics and has been employed with Enzo since 1982. Prior to joining the Company she held an NIH research fellowship at Columbia University. She received a Ph.D. at the Institute of Microbiology at Hebrew University in Jerusalem and a Masters of Science degree in Biochemistry from Yale University. Dr. Thalenfeld also completed a Post Doctoral Fellowship in the Department of Biological Science at Columbia University.

         DAVID C. GOLDBERG (age 45) is Vice President of Business Development. Prior to joining Enzo in 1985, he was employed at DuPont NEN Products where he held several managerial and marketing positions. He received a Masters of Science degree in Microbiology from Rutgers University and a Masters of Business Administration in Finance from New York University.

         Dr. Elazar Rabbani and Shahram K. Rabbani are brothers and Barry W. Weiner is their brother-in-law.

Item 11. Executive Compensation

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2002 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2002 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2002 and is incorporated herein by reference.

Item 14. Controls and Procedures

         There have been no significant changes in the Company's internal controls or other factors that could significantly affect those controls since the date of the Company's last evaluation of its internal controls, and there have been no corrective actions with regard to significant deficiencies and material weaknesses in such controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   (1)     Consolidated Financial Statements

                Consolidated Balance Sheets - July 31, 2002 and 2001 Consolidated Statements of Operations-
                  Years ended July 31, 2002, 2001 and 2000
                Consolidated Statements of Stockholders' Equity-
                  Years ended July 31, 2002, 2001 and 2000
                Consolidated Statements of Cash Flows-
                  Years ended July 31, 2002, 2001 and 2000
                Notes to Consolidated Financial Statements.

      (2)     Financial Statement Schedule
              Schedule II - Valuation and Qualifying Accounts

         All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

      (3)     Exhibits

         The following documents are filed as Exhibits to this Annual Report on Form 10-K:

         Exhibit
           No                       Description
        --------                    -----------

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

            10(l) Agreement with The Research Foundation of the State of New York effective May 1987. (7)

            10(m)       1999 Stock Option Plan filed. (8)

            10(n)       Amendment to Elazar Rabbani's employment agreement. (9)

            10(o)       Amendment to Shahram Rabbani's employment agreement. (9)

            10(p)       Amendment to Barry Weiner's employment agreement.(9)

            10(q)       Lease Addendum (9)

            21          Subsidiaries of the registrant:
                        Enzo Clinical Labs, Inc., a New York corporation. Enzo Life Sciences, Inc., a New York corporation. Enzo Therapeutics, Inc., a New York corporation.

            23          Consent of Independent Auditors filed herewith.

            99.1        Certification

            99.2        Certification

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

(8) This exhibit was filed with the Company's Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(9) This exhibit was filed with the Company's Annual Report on Form 10-K for the year ended July 31, 2000 and is incorporated herein by reference.

(a) The Company's Current Reports on Form 8-K filed during the quarter ended July 31, 2002 -- none

(b) See Item 15(a)(3), above.


                                 *************

S I G N A T U R E S
-------------------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ENZO BIOCHEM, INC.


Date:       October 29, 2002           By:  /s/ Elazar Rabbani Ph.D.
                                            -------------------------
                                            Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  Elazar Rabbani Ph.D.                          October 29, 2002
--------------------------------------
Elazar Rabbani
Chairman of Board of Directors
(Principal Executive Officer)


By:  Shahram K. Rabbani                            October 29, 2002
--------------------------------------
Shahram K. Rabbani,
Chief Operating Officer, Secretary
and Director (Principal Financial and
Accounting Officer)


By:  Barry W. Weiner                               October 29, 2002
--------------------------------------
Barry W. Weiner,
President and Director


By:  John B. Sias                                  October 29, 2002
--------------------------------------
John B. Sias, Director


By:  John J. Delucca                               October 29, 2002
--------------------------------------
John J. Delucca, Director


By:  Irwin Gerson                                  October 29, 2002
--------------------------------------
Irwin Gerson, Director


By:  Stanford S. Warshawsky                        October 29, 2002
--------------------------------------
Stanford S. Warshawsky, Director


By:  Melvin F. Lazar                               October 29, 2002
--------------------------------------
Melvin F. Lazar, Director

                                  CERTIFICATION


I, Elazar Rabbani, Chairman and Chief Executive Officer certify that:

1.       I have reviewed this annual report on Form 10-K of Enzo Biochem, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  October 29, 2002


                                         /s/  Elazar Rabbani, Ph.D.
                                         ------------------------------------
                                         Elazar Rabbani, Ph.D.
                                         Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Shahram K. Rabbani, Chief Operating Officer Secretary and Treasurer (Principal Financial Officer)certify that:

1.       I have reviewed this annual report on Form 10-K of Enzo Biochem, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  October 29, 2002



                                             /s/ Shahram K. Rabbani
                                             --------------------------------
                                             Shahram K. Rabbani
                                             Chief Operating Officer, Secretary
                                             and Treasurer
                                             (Principal Financial Officer)

FORM 10-K, ITEM 14(a) (1) and (2)
ENZO BIOCHEM, INC.


                  LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements and financial statement schedule of Enzo Biochem, Inc. are included in Item 14(a):

Report of Independent Auditors                                       F-2

Consolidated Balance Sheets -- July 31, 2002 and 2001                F-3

Consolidated Statements of Operations --
         Years ended July 31, 2002, 2001 and 2000                    F-4

Consolidated Statements of Stockholders' Equity --
         Years ended July 31, 2002, 2001 and 2000                    F-5

Consolidated Statements of Cash Flows --
         Years ended July 31, 2002, 2001 and 2000                    F-6

Notes to Consolidated Financial Statements                           F-8

Schedule II - Valuation and Qualifying

         Accounts --Years ended July 31, 2002, 2001 and 2000         F-19



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors and Stockholders
Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. (the "Company") as of July 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/ Ernst & Young LLP
Melville, New York
October 4, 2002

                               ENZO BIOCHEM, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JULY 31, 2002 and 2001


                               ASSETS                                    2002                    2001
                                                                     -------------           -------------
Current assets:
   Cash and cash equivalents                                         $  67,135,000           $  58,671,000
   Accounts receivable, less allowance for doubtful
     accounts  of $4,445,000 in 2002 and $6,526,000 in 2001             20,267,500              24,559,000
   Inventories                                                           4,190,200               2,019,800
   Deferred taxes                                                          777,500               1,708,500
   Prepaid taxes                                                         1,968,600                 350,200
   Other                                                                 1,491,000               1,132,300
                                                                     -------------           -------------
Total current assets                                                    95,829,800              88,440,800

Property and equipment, at cost less accumulated
  depreciation and amortization                                          2,301,100               2,670,600
Cost in excess of fair value of net tangible assets
  acquired, less accumulated amortization of
  $5,351,200 in 2002 and $4,980,600 in 2001                              7,452,000               7,822,700
Deferred patent costs, less accumulated amortization
  of $6,347,100 in 2002 and $5,553,400 in 2001                           3,562,300               3,865,200
Other                                                                      146,200                 131,800
                                                                     -------------           -------------
                                                                     $ 109,291,400           $ 102,931,100
                                                                     =============           =============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                            $   1,512,300           $   2,039,500
   Accrued legal fees                                                      140,000                 251,000
   Accrued payroll                                                         475,900                 322,300
   Other accrued expenses                                                  734,400                 734,400
                                                                     -------------           -------------
Total current liabilities                                                2,862,600               3,347,200

Deferred taxes                                                           1,180,900               1,391,900
Deferred rent                                                              514,700                 675,000

Commitments and contingencies (Notes 5,6 and 9)

Stockholders' equity:
   Preferred Stock, $.01 par value; authorized
     25,000,000 shares; no shares issued or
     outstanding Common Stock, $.01 par value;
     authorized 75,000,000 shares; shares issued
     and outstanding: 28,459,800 in 2002 and
     27,080,100 in 2001                                                    284,600                 270,700
   Additional paid-in capital                                          160,499,800             133,136,100
   Accumulated deficit                                                 (56,051,200)            (35,889,800)
                                                                     -------------           -------------
Total stockholders' equity                                             104,733,200              97,517,000
                                                                     -------------           -------------
                                                                     $ 109,291,400           $ 102,931,100
                                                                     =============           =============

See accompanying notes.

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    Years ended July 31, 2002, 2001, and 2000

                                                                             2002                2001                 2000
                                                                         ------------        ------------        ------------
Revenues:
   Research product revenues                                             $ 25,963,400        $ 17,055,800        $ 11,371,500
   Clinical laboratory services                                            28,051,700          35,210,100          31,475,100
                                                                         ------------        ------------        ------------
                                                                           54,015,100          52,265,900          42,846,600

Costs and expenses:
   Cost of research product revenues                                          737,100             785,200             339,700
   Cost of clinical laboratory services                                    10,109,500          10,498,400           8,505,700
   Research and development expense                                         6,178,600           6,080,800           5,430,900
   Selling expense                                                          4,342,800           3,856,300           3,240,800
   Provision for uncollectable accounts receivable                         14,188,400          11,999,200          11,294,000
   General and administrative expense                                       9,469,200           9,817,800           8,951,700
                                                                         ------------        ------------        ------------
                                                                           45,025,600          43,037,700          37,762,800
                                                                         ------------        ------------        ------------
Income before interest income, and provision for taxes on income            8,989,500           9,228,200           5,083,800
Interest income                                                             1,350,400           3,003,000           2,584,600
                                                                         ------------        ------------        ------------
Income before provision for taxes on income                                10,339,900          12,231,200           7,668,400
Provision for taxes on income                                              (3,417,100)         (5,418,400)         (1,043,700)
                                                                         ------------        ------------        ------------

Net income                                                               $  6,922,800        $  6,812,800        $  6,624,700
                                                                         ============        ============        ============

Net income per common share:

   Basic                                                                 $       0.24        $       0.24        $       0.24
                                                                         ============        ============        ============
   Diluted                                                               $       0.24        $       0.23        $       0.22
                                                                         ============        ============        ============

Denominator for per share calculation:
   Basic                                                                   28,444,000          28,349,000          27,927,000
                                                                         ============        ============        ============
   Diluted                                                                 29,322,000          29,531,000          29,752,000
                                                                         ============        ============        ============

See accompanying notes

                                ENZO BIOCHEM, INC
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended July 31, 2002, 2001 and 2000

                                                         Common         Common        Additional                         Total
                                                         Stock           Stock          Paid-in      Accumulated     Stockholders'
                                                         Shares         Amount         Capital         Deficit          Equity
                                                     -------------  -------------   -------------   -------------   -------------
Balance at July 31, 1999                                24,957,700        249,600   $  92,452,200   $ (17,053,800)  $  75,648,000

Net income for the year ended July 31, 2000                     --             --              --       6,624,700       6,624,700

Increase in common stock and paid-in capital due to
   exercise of stock options and warrants                  621,600          6,100       4,120,100              --       4,126,200

Issuance of stock for employee 401(k) plan                   4,400            100         201,500              --         201,600

Increase in paid-in capital due to issuance of
  warrants as compensation for services performed               --             --         100,000              --         100,000

Tax benefit from stock options exercised                        --             --         418,400              --         418,400

Increase in paid-in capital due to stock issued
  for services performed                                        --             --          57,400              --          57,400
                                                     -------------  -------------   -------------   -------------   -------------

Balance at July 31, 2000                                25,583,700        255,800      97,349,600     (10,429,100)     87,176,300

Net income for the year ended July 31, 2001                     --             --              --       6,812,800       6,812,800

5% stock dividend (fair value on date declared)          1,284,500         12,800      32,260,700     (32,273,500)             --

Increase in common stock and paid-in capital due to
   exercise of stock options                               202,200          2,000       1,231,900              --       1,233,900

Issuance of stock for employee 401(k) plan                   9,700            100         230,700              --         230,800
Tax benefit from stock options exercised                        --             --       1,780,000              --       1,780,000
Increase in paid-in capital due to stock issued
  for services performed                                        --             --         283,200              --         283,200
                                                     -------------  -------------   -------------   -------------   -------------

Balance at July 31, 2001                                27,080,100        270,700     133,136,100     (35,889,800)     97,517,000

Net income for the year ended July 31, 2002                                                             6,922,800       6,922,800

5% stock dividend (fair value on date declared)          1,353,500         13,600      26,974,000     (26,987,600)             --

Payment of cash for fractional share for the
  5% stock dividend                                             --             --              --         (96,600)        (96,600)

Increase in common stock and pain-in capital due to
   exercise of stock options                                15,200            200         127,800                         128,000

Tax benefit from stock options exercised                        --             --          15,000              --          15,000

Issuance of stock for employee 401(k) plan                  11,000            100         246,900              --         247,000
                                                     -------------  -------------   -------------   -------------   -------------

Balance at July 31, 2002                                28,459,800  $     284,600   $ 160,499,800   $ (56,051,200)  $ 104,733,200
                                                     =============  =============   =============   =============   =============

See accompanying notes

                                ENZO BIOCHEM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Years ended July 31, 2002, 2001 and 2000


                                                                2002             2001             2000
                                                            ------------     ------------     ------------
Cash flows from operating activities:
   Net income                                               $  6,922,800     $  6,812,800     $  6,624,700
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization of property
      and equipment                                              989,900        1,131,200          832,100
     Amortization of costs in excess of fair value
      of net tangible assets acquired                            370,700          370,500          370,500
     Amortization of deferred patent costs                       793,600          750,600          722,400
     Provision for uncollectible accounts receivable          14,188,400       11,999,200       11,294,000
     Deferred income tax provision                               720,000        2,003,000          255,400
     Issuance of warrants as compensation for
      services performed                                              --               --          100,000
     Issuance of stock as compensation for
      services performed                                              --          283,200           57,400
     Issuance of stock for employee 401(k) plan                  247,000          230,800          201,600
     Tax benefit from stock options exercised                     15,000        1,780,000          418,400
     Deferred rent                                              (160,300)        (120,700)         (94,800)

     Changes in operating assets and liabilities:

        Accounts receivable before provision for
         uncollectible amounts                                (9,896,900)     (16,347,000)     (16,497,500)
        Inventories                                           (2,170,400)        (220,900)        (372,200)
        Prepaid taxes                                         (1,618,400)        (350,200)              --
        Other current assets                                    (358,700)         (61,200)         160,600
        Trade accounts payable and accrued expenses             (527,200)         504,000          246,200
        Income taxes payable                                          --         (375,700)          75,700
        Accrued legal fees                                      (111,000)        (413,600)         599,600
        Accrued payroll                                          153,600           20,900          (62,600)
                                                            ------------     ------------     ------------
        Total adjustments                                      2,635,300        1,184,100       (1,693,200)
                                                            ------------     ------------     ------------

               Net cash provided by operating activities       9,558,100        7,996,900        4,931,500
                                                            ------------     ------------     ------------


                         (Continued on following page.)

                               ENZO BIOCHEM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Years ended July 31, 2002, 2001 and 2000

                                                                   2002            2001             2000
                                                               ------------     ------------     ------------
Cash flows from investing activities:

   Capital expenditures                                        $   (620,400)    $ (1,013,900)    $   (790,500)
   Patent costs deferred                                           (490,700)        (567,900)        (458,400)
   Security deposits                                                (14,400)          (5,000)             200
                                                               ------------     ------------     ------------

     Net cash used by investing activities                       (1,125,500)      (1,586,800)      (1,248,700)
                                                               ------------     ------------     ------------

Cash flows from financing activities:

   Payment for fractional shares of stock dividend                  (96,600)              --               --
   Proceeds from the exercise of stock options                      128,000        1,233,900        4,126,200
                                                               ------------     ------------     ------------

     Net cash provided by financing activities                       31,400        1,233,900        4,126,200
                                                               ------------     ------------     ------------

Net increase in cash and cash equivalents                         8,464,000        7,644,000        7,809,000

Cash and cash equivalents at the beginning of the year           58,671,000       51,027,000       43,218,000
                                                               ------------     ------------     ------------

Cash and cash equivalents at the end of the year               $ 67,135,000     $ 58,671,000     $ 51,027,000
                                                               ============     ============     ============


See accompanying notes

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001 and 2000


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

Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Cash equivalents consist of short-term debt securities of domestic companies that the Company intends to hold to maturity that ranges from August 2002 to October 2002. The market values of these securities, as determined by quoted sources, aggregated $64,089,300 and $57,954,300 at July 31, 2002 and 2001,
respectively, and approximated cost at the respective dates.

Concentration of credit risk

Approximately 69% and 82% at July 31, 2002 and 2001, respectively, of the Company's net accounts receivable relates to its clinical reference laboratory business, which operates in the New York Metropolitan area. The Company believes that the concentration of credit risk with respect to accounts receivable is limited due to the diversity of the Company's client base. However, the Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during the year ended July 31, 2001 was approximately 15% of the Company's total revenue. For the years ended July 31, 2002 and 2000 there were no payors with revenue, net of contractual allowances from direct billings, accounting for more than 10% of the Company's total revenues.

Research product revenue from one major distributor represented approximately 23% and 12% of the consolidated revenues in fiscal 2002 and 2001, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2002 and 2001, 18% and 5% respectively, of the Company's net accounts receivable relate to amounts due from the one major distributor.

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001 and 2000


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

Shipping and Handling Costs

Research product revenue shipping and handling costs included in selling expense amounted to approximately $325,000, $279,000 and $179,000 for fiscal years ended July 31, 2002, 2001 and 2000, respectively.

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001 and 2000


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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules supersede the provisions of Accounting Principals Board Opinion No. 30 ("APB No. 30") with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred rather than as of the measurement date as presently required by APB No. 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company does not believe that the implementation of SFAS No. 144 will have any impact on its financial statements as of and for the year ending July 31, 2003.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001 and 2000


Note 1 - Business and summary of significant accounting policies (Cont'd)

Stock Dividend

The Company declared a 5% stock dividend on January 23, 2002 payable February 27, 2002 to shareholders of record as of February 2, 2002. The Company declared a 5% stock dividend on January 16, 2001 payable March 20, 2001 to shareholders of record as of February 27, 2001. The shares and per share data have been adjusted to retroactively reflect this stock dividend. The Company recorded a charge to accumulated deficit and a credit to common stock and additional paid-in capital in the amount of approximately $26,988,000 in fiscal 2002 and $32,274,000 in fiscal 2001, which reflects the fair value of the dividend on the date of declaration.

Net income per share

The Company reported basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share exclude any dilutive effects of options and warrants. Diluted earnings includes the dilutive effects of common stock equivalents such as stock options and warrants.

The following table sets forth the computation of basic and diluted net income per share pursuant to SFAS No. 128.


                                               2002           2001           2000
                                               ----           ----           ----
Numerator:
Net income for numerator for
    basic and diluted net income per
    common share                            $ 6,922,800    $ 6,812,800    $ 6,624,700
                                            ===========    ===========    ===========

Denominator:
Denominator for basic net income per
    common share-weighted-average shares     28,444,000     28,349,000     27,927,000

Effect of dilutive employee and
    director stock options and warrants         878,000      1,183,000      1,825,000
                                            -----------    -----------    -----------

Denominator for diluted net income
    per share-adjusted
    weighted-average shares                  29,322,000     29,532,000     29,752,000
                                            ===========    ===========    ===========

Basic net income per share                        $ .24          $ .24          $ .24
                                                  =====          =====          =====

Diluted net income per share                      $ .24          $ .23          $ .22
                                                  =====          =====          =====

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001 and 2000


Note 2 - Supplemental disclosure for statement of cash flows

In the years ended July 31, 2002, 2001 and 2000, the Company paid cash for income taxes of approximately $4,300,000, $2,267,000 and $294,000 respectively.

Note 3 - Inventories

At July 31, 2002 and 2001 inventories consist of:


                                                                            2002                  2001
                                                                            ----                  ----
Raw materials                                                           $119,500               $85,700
Work in process                                                        2,635,700             1,035,300
Finished products                                                      1,435,000               898,800
                                                                      ----------            ----------
                                                                      $4,190,200            $2,019,800
                                                                      ==========            ==========

Note 4 - Property and equipment

At July 31, 2002 and 2001 property and equipment consist of:


                                                                            2002                  2001
                                                                            ----                  ----
Laboratory machinery and equipment                                    $1,702,600            $1,471,200
Leasehold improvements                                                 2,257,400             2,223,400
Office furniture and equipment                                         4,313,800             4,152,300
                                                                      ----------            ----------
                                                                       8,273,800             7,846,900
Accumulated depreciation and amortization                              5,972,700             5,176,300
                                                                      ----------            ----------
                                                                      $2,301,100            $2,670,600
                                                                      ==========            ==========


Note 5 - Lease obligations

Enzo Clinical Labs, Inc. ("Enzo Clinical Labs"), a wholly owned subsidiary of the Company, leases its office and laboratory space under several leases that expire between August 31, 2002 and November 30, 2004. Certain officers / directors of the Company own the building that Enzo Clinical Labs uses as its main facility. In addition to the minimum annual rentals of space, this lease is subject to an escalation clause. Rent expense under this lease approximated $1,077,000, $1,055,000 and $1,017,000 in fiscal 2002, 2001 and 2000, respectively.

The Company has various other operating leases for office and laboratory space, which expire through fiscal 2006.

Total consolidated rent expense incurred by the Company during fiscal 2002, 2001 and 2000 was approximately $1,710,000, $1,631,000 and $1,547,000 respectively.
Minimum annual rentals under operating lease commitments for fiscal years ending July 31 are as follows:

                                    2003           $1,504,000
                                    2004            1,204,000
                                    2005              372,000
                                    2006               17,000
                                                 ------------
                                                   $3,097,000
                                                 ============

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001 and 2000


Note 6 - Litigation

Patent Infringement

In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. On January 26, 2001, the court granted the defendants' motion for summary judgment that the Company's patent is invalid. On July 15, 2002, the Court of Appeals for the Federal Circuit reversed the judgment of invalidity and remanded the case to the district court for further proceedings. The proceedings on remand are at an early stage. There can be no assurance that the Company will be successful in these proceedings. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact.

On March 6, 2002, the Company was named, along with certain of its officers and directors among others, in a complaint entitled Lawrence F. Glaser and Maureen Glaser, individually and on behalf of Kimberly, Erin, Hannah, and Benjamin Glaser v. Hyman Gross, Barry Weiner, Enzo Biochemical Inc., Elazar Rabbani, Shahram Rabbani, John Delucca, Dena Engelhardt, Richard Keating, Doug Yeats, and Docs I-50, in the U.S. District Court for the Eastern District of Virginia. The complaint was filed by an investor in the Company who has filed for bankruptcy protection and his family. The complaint alleges securities and common law fraud and breach of fiduciary duty and seeks in excess of $150 million in damages. On August 22, 2002, the complaint was voluntarily dismissed, however a new substantially similar complaint was filed at the same time. On October 21, 2002, the Company and the other defendants filed a motion to dismiss the compliant, this motion is pending before the Court.

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

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortuous interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants' breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants' infringement of patents covering the same. There can be no assurance that the Company will be successful in this litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact.

Note 7 - Income taxes

The tax provision is calculated under the provisions of SFAS No. 109.



                                                   2002                2001                2000
                                                   ----                ----                ----
Current
     Federal                                 $2,211,600          $2,783,400            $616,300
     State and local                            485,500             632,000             172,000
Deferred                                        720,000           2,003,000             255,400
                                             ----------          ----------          ----------

Provision for income taxes                   $3,417,100          $5,418,400          $1,043,700
                                             ==========          ==========          ==========

Current Federal income taxes provided for in fiscal 2002 and 2001 are based on regular tax, and in fiscal 2000 are based on the alternative minimum tax method.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001 and 2000


Note 7 - Income taxes (Cont'd)

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred income taxes are as follows:

                                                             2002               2001
                                                             ----               ----
Deferred tax assets:
     Provision for uncollectible accounts
                                                         $787,400         $1,612,900
     Receivable

     Alternative minimum tax credits                          ---            105,800
     Other                                                198,400            293,200
                                                      -----------        -----------
                                                          985,800          2,011,900
Deferred tax liability:
     Deferred patent costs                            (1,389,200)        (1,695,300)
                                                      -----------        -----------
Net deferred tax (liability) asset                    $ (403,400)        $   316,600
                                                      ===========        ===========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment.

The provision for income taxes were at rates different from U.S. federal statutory rates for the following reasons:


                                                                  2002                  2001                 2000
                                                                  ----                  ----                 ----
Federal statutory rate                                             34%                   34%                  34%
Expenses not deductible for income
   tax return purposes                                              2%                    1%                   4%
State income taxes, net of federal tax deduction                    5%                    9%                   9%
Benefit of extraterritorial income exclusion                      (4%)                   ---                  ---
Benefit of tax credits                                            (4%)                   ---                  ---
Change in deferred tax asset valuation reserve and
    benefits recognized from net operating losses                  ---                   ---                (33%)
                                                                 -----                 -----                -----
                                                                   33%                   44%                  14%
                                                                 =====                 =====                =====


Note 8 - Stock options

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

The Company has elected to comply with APB 25, in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, requires use of option valuation models, which were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has an incentive stock option plan and a restricted stock incentive plan, as described below.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001 and 2000


Note 8 - Stock options (Cont'd)

Incentive stock option plan

The Company has an incentive stock option plan ("1983 plan") under which the Company may grant options for up to 1,148,654 shares of common stock. No additional options may be granted under the 1983 plan. The exercise price of options granted under such plan is equal to or greater than fair market value of the common stock on the date of grant. The Company has stock option plans ("1993 plan" and "1994 plan") under which the Company may grant options for up to 1,914,422 shares (1993 plan) and for up to 1,212,467 shares (1994 plan) of common stock. No additional options may be granted under the 1993 plan or the 1994 plan. In fiscal 1999, the Company set up a new incentive stock option plan ("1999 plan") under which the Company may grant up to 2,097,375 shares of common stock. The options granted pursuant to the plans may be either incentive stock options or nonstatutory options. To date, the Company has only granted incentive stock options under these plans.

A summary of the information pursuant to the Company's stock options plans for the years ended July 31, 2002, 2001 and 2000 under SFAS No. 123 is as follows:

                                 2002                             2001                                2000
                      -------------------------------  ------------------------------   -------------------------------
                                   Weighted - Average              Weighted - Average                Weighted - Average
                         Options     Exercise Price     Options      Exercise Price       Options      Exercise Price
                       ----------      ----------      ---------       ----------       ---------        ----------
Outstanding at
beginning of
year                    2,598,272      $  9.75         2,420,346        $  9.14          2,977,785        $  8.14
   Granted                 23,625        22.27           400,312          14.25             92,610          23.02
   Exercised              (15,990)        8.08          (218,258)          5.40           (630,244)          6.38
   Terminated             (28,673)       11.78            (4,128)         14.23            (19,805)         10.82
                       ----------                      ---------                         ---------

Outstanding at
end of year             2,577,234      $ 10.34         2,598,272        $ 10.23          2,420,346        $  9.14
                       ==========                     ==========                        ==========

Exercisable at
end of year             2,084,270      $  9.71         1,786,467        $  9.28          1,713,797        $  8.54
                        =========                     ==========                        ==========

Weighted average
fair value of
options granted
during year               $ 22.27                        $ 14.25                           $ 17.68
                          =======                        =======                           =======

The following table summarizes information for stock options outstanding at July 31, 2002:

                                           Options Outstanding                                      Options Exercisable
                               ------------------------------------------------------       ----------------------------------
                                              Weighted-Average
     Range of                                   Remaining            Weighted-Average                         Weighted-Average
     Exercise prices               Shares     Contractual Life        Exercise Price           Shares          Exercise Price
     ---------------               ------     ----------------        --------------           ------          --------------
        $3.53 - 5.29                6,382            .19 years                 $3.53            6,382                   $3.53
        $5.98 - 8.96            1,213,785           3.22 years                  7.32        1,143,620                    7.39
       $9.18 - 13.78            1,170,781           6.32 years                 11.75          826,816                   11.47
      $14.25 - 21.38              113,836           6.03 years                 17.67           78,708                   16.89
      $22.27 - 33.41               55,912           4.99 years                 23.62           12,206                   23.86
              $39.74               16,538           7.46 years                 39.74           16,538                   39.74
                                   ------                                                      ------
                                2,577,234                                                   2,084,270
                                =========                                                   =========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001 and 2000


Note 8 - Stock options (cont'd)

Incentive stock options generally become exercisable at 25% per year after one year and expire ten years after the date of grant.

Pro-forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Sholes option pricing model with the following assumptions: risk free interest rate ranging from 3.45% to 6.88%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .78, .80 and .80 for grants during fiscal year ended July 31, 2002, 2001 and 2000, respectively and a weighted-average expected life of the options of 7 years at July 31, 2002, 2001 and 2000.

The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                              2002                 2001                 2000
                                             -----                 ----                 ----
Pro forma net income:                        $4,325,000         $4,398,000          $4,278,000
Pro forma net income per share:
     Basic                                         $.15               $.16                $.15
     Diluted                                       $.15               $.15                $.14


The SFAS No. 123 method of accounting has not been applied to options granted prior to August 1, 1995. As a result, the pro forma compensation cost may not be representative of that to be expected in future years.

Restricted stock incentive plan

The Company has a restricted stock incentive plan whereby the Company may award up to 255,256 shares of its common stock. Under the terms of the plan, any shares issued are restricted in regard to sales and transfers for a period of five years after award. Such restrictions begin to expire at 25% per year after the second year of ownership. As of July 31, 2002, the Company has not awarded any shares of common stock under this plan.


                                   **********


As of July 31, 2002, the Company has reserved 5,563,238 shares under the arrangements described above.

Note 9 - Commitments

The company has an exclusive licensing agreement to an invention covered by licensed patents. Under this agreement, the Company is required to make certain minimum royalty payments of $200,000 per year through the life of the patents.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001 and 2000


Note 10 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2002, 2001 and 2000, the Company has authorized employer contributions of 50% of the employees' contribution up to 10% of the employees' compensation in Enzo Biochem, Inc. common stock. The 401(k) employer contributions expense was $247,000, $230,800 and $201,600 in fiscal years 2002, 2001 and 2000, respectively.

Note 11 - Quarterly financial data (unaudited)

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2002 and 2001 is summarized as follows:


                                                                        Three Months Ended
                                                                        ------------------

                                       October 31, 2001            January 31, 2002       April 30, 2002        July 31, 2002
                                       ----------------            ----------------       --------------        -------------
Revenues                                        $13,386                     $11,827              $15,021              $13,781

Gross profit                                     10,543                       8,650               12,616               11,360

Income before provision for
taxes on income                                   3,143                       1,307                4,291                1,599

Net income                                       $1,825                        $822               $2,551               $1,725
                                                 ======                        ====               ======               ======

Basic income per common share                      $.06                        $.03                 $.09                 $.06
                                                   ====                        ====                 ====                 ====

Diluted income per common share                    $.06                        $.03                 $.09                 $.06
                                                   ====                        ====                 ====                 ====


                                                                       Three Months Ended
                                                                       ------------------

                                       October 31, 2000            January 31, 2001       April 30, 2001        July 31, 2001
                                       ----------------            ----------------       --------------        -------------
Revenues                                        $12,243                     $12,386              $13,937              $13,700

Gross profit                                      9,941                       9,839               10,899               10,303

Income before provision for
taxes on income                                   2,987                       2,801                3,335                3,108

Net income                                       $1,673                      $1,565               $1,861               $1,714
                                                 ======                      ======               ======               ======

Basic income per common share                     $0.05                       $0.06                $0.07                $0.06
                                                  =====                       =====                =====                =====

Diluted income per common share                   $0.05                       $0.06                $0.06                $0.06
                                                  =====                       =====                =====                =====

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          July 31, 2002, 2001 and 2000


Note 12 - Segment Information

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

The following financial information (in thousands) represents the reportable segments of the Company:

                                          Research and Development      Clinical Reference Laboratories             Other
                                          Fiscal Year Ended July 31,       Fiscal Year Ended July 31,     Fiscal Year Ended July 31,
                                         2002        2001       2000       2002       2001       2000       2002     2001     2000
                                         ----        ----       ----       ----       ----       ----       ----     ----     ----
                                      ----------------------------------------------------------------------------------------------
Operating revenues:

Research product revenues                $25,963    $17,056    $11,372        ---        ---        ---        ---     ---       ---
Clinical laboratory services                 ---        ---        ---    $28,052    $35,210    $31,475        ---     ---       ---

Cost and expenses:

Cost of research product revenues            737        785        340        ---        ---        ---        ---     ---       ---
Cost of clinical laboratory services         ---        ---        ---     10,110     10,498      8,506        ---     ---       ---
Research and development expense           6,179      6,081      5,431        ---        ---        ---        ---     ---       ---
Depreciation and amortization                923        856        814      1,231      1,397      1,111        ---     ---       ---
Other costs and expenses                   1,520      1,044        947     20,467     19,520     18,138      3,858   2,857     2,477
Interest income                              ---        ---        ---        ---        ---        ---     $1,350  $3,003    $2,585
                                         -------     ------     ------   -------      ------     ------   -------     ----      ----

Income (loss) before provision for
  taxes on income                        $16,604     $8,290     $3,840   $(3,756)     $3,795     $3,720   ($2,508)    $146      $108
                                         =======     ======     ======   ========     ======     ======   ========    ====      ====


                                                  Consolidated
                                           Fiscal Year Ended July 31,
                                           2002       2001       2000
                                           ----       ----       ----
                                       ---------------------------------
Operating revenues:

Research product revenues                 $25,963    $17,056    $11,372
Clinical laboratory services              $28,052     35,210     31,475

Cost and expenses:

Cost of research product revenues             737        785        340
Cost of clinical laboratory services       10,110     10,498      8,506
Research and development expense            6,179      6,081      5,431
Depreciation and amortization               2,154      2,253      1,925
Other costs and expenses                   25,845     23,421     21,562
Interest income                             1,350      3,003      2,585
                                          -------    -------     ------

Income (loss) before provision for
  taxes on income Income                  $10,340    $12,231     $7,668
                                          =======    =======     ======


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

                                 2002               2001             2000
                                 ----               ----             ----

United States                 $21,431            $14,257           $8,076
Foreign Countries               4,532              2,799            3,296
                                -----              -----            -----
                              $25,963            $17,056          $11,372
                              =======            =======          =======

                               ENZO BIOCHEM, INC.
                             SCHEDULE II - VALUATION
                             AND QUALIFYING ACCOUNTS
                    Years ended July 31, 2002, 2001 and 2000


                                                                 Additions
                                                                 ---------
                                                        Charged
                                Balance at           (credited)        Charged
                                 Beginning             to costs       to other         (Additions)           Balance at
Description                      of period         and expenses       accounts          Deductions        end of period
-----------                      ---------         ------------       --------          ----------        -------------

2002
----
Allowance for doubtful
  accounts receivable           $6,526,000         $14,188,000             --           16,269,000 (1)        4,445,000


2001
----

Allowance for doubtful
  accounts receivable           $5,890,000         $11,999,000             --          $11,363,000 (1)       $6,526,000


2000
----

Allowance for doubtful
  accounts receivable           $6,027,000         $11,294,000             --          $11,431,000 (1)       $5,890,000


Allowance for deferred
  tax valuation                 $2,570,000         $(2,570,000)            --                   --                   --



(1) Write-off of uncollectible accounts receivable.