Form 10-Q
period 2002-10-31
ENZO BIOCHEM INC
filed 2002-12-16
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Mark one
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended October 31, 2002
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
                               ------------------
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

                                    Yes X No
                                       ---
As of December 2, 2002 the Registrant had 28,466,200 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                October 31, 2002


                                      INDEX
                                      -----


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I - FINANCIAL INFORMATION
------

Item 1.  Financial Statements

         Consolidated Balance Sheet - October 31, 2002 (unaudited)
            and July 31, 2002                                                3

         Consolidated Statement of Operations
            For the three months ended October 31, 2002 and 2001 (unaudited) 4

         Consolidated Statement of Cash Flows
            For the three months ended October 31, 2002 and 2001 (unaudited) 5

         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         12

Item 4.  Controls and Procedures                                            13

Part II - Other Information

Item 1.  Legal Proceedings                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                   14

                                ENZO BIOCHEM, INC
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                                                                      October 31,        July 31,
                                                                                                         2002              2002
                                                                                                     (unaudited)        (audited)
                                                                                                     -----------------------------
                                                                                                              (in Thousands)
                ASSETS

Current assets:
 Cash and cash equivalents                                                                            $  73,248         $  67,135
 Accounts receivable, less allowance for doubtful accounts                                               21,051            20,268
 Inventories                                                                                              3,390             4,190
 Prepaid expenses                                                                                         1,615             1,492
 Deferred taxes                                                                                             777               777
 Prepaid taxes                                                                                               80              1968
                                                                                                      ---------         ---------
Total current assets                                                                                    100,161            95,830

Property and equipment, at cost less accumulated depreciation and
   amortization                                                                                           2,250             2,301
Cost in excess of fair value of net tangible assets acquired, less
   accumulated amortization                                                                               7,452             7,452
Deferred patent costs, less accumulated amortization                                                      3,414             3,562
Other                                                                                                       147               146
                                                                                                      ---------         ---------
                                                                                                      $ 113,424         $ 109,291
                                                                                                      =========         =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                                                                               $   1,118         $   1,512
 Other accrued expenses                                                                                   1,131               735
 Accrued legal fees                                                                                         510               140
 Accrued payroll                                                                                            575               476
                                                                                                      ---------         ---------
Total current liabilities                                                                                 3,334             2,863

Deferred taxes                                                                                            1,180             1,180
Deferred rent                                                                                               466               515

Stockholders' equity:
   Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding
   Common Stock, $.01 par value; authorized 75,000,000 shares;
         shares issued and outstanding: 28,466,200 shares at October 31, 2002
         and 28,459,800, shares at July 31, 2002                                                            285               285
   Additional paid-in capital                                                                           160,522           160,499
   Accumulated deficit                                                                                  (52,363)          (56,051)
                                                                                                      ---------         ---------
Total stockholders' equity                                                                              108,444           104,733
                                                                                                      ---------         ---------
                                                                                                      $ 113,424         $ 109,291
                                                                                                      =========         =========

See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                                                 Three Months Ended October 31,
                                                                                                2002                      2001
                                                                                             -------------------------------------
                                                                                             (In thousands, except per share data)

Revenues:
 Research product revenues                                                                   $  10,411                  $   4,616
 Clinical laboratory services                                                                    6,945                      8,770
                                                                                             ---------                  ---------

     Total operating revenues                                                                   17,356                     13,386

Costs and expenses:
 Cost of research product revenues                                                               1,291                         76
 Cost of clinical laboratory services                                                            2,099                      2,767
 Research and development expense                                                                1,827                      1,364
 Selling expense                                                                                 1,460                        902
 Provision for uncollectible accounts receivable                                                 2,168                      3,412
 General and administrative expense                                                              2,748                      2,221
                                                                                             ---------                  ---------

     Total operating expenses                                                                   11,593                     10,742
                                                                                             ---------                  ---------

Income before interest income and provision for taxes on income                                  5,763                      2,644
Interest income                                                                                    284                        499
                                                                                             ---------                  ---------
Income before provision for taxes on income                                                      6,047                      3,143
Provision for taxes on income                                                                   (2,359)                    (1,318)
                                                                                             ---------                  ---------

Net income                                                                                   $   3,688                  $   1,825
                                                                                             =========                  =========

Net income per common share:
 Basic                                                                                       $    0.13                  $    0.06
                                                                                             =========                  =========
 Diluted                                                                                     $    0.13                  $    0.06
                                                                                             =========                  =========

Denominator for per share calculation:
 Basic                                                                                          28,462                     28,442
                                                                                             =========                  =========
 Diluted                                                                                        29,040                     29,351
                                                                                             =========                  =========

See accompanying notes

                                ENZO BIOCHEM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                   Three Months Ended October 31,

                                                                                                         2002              2001
                                                                                                   -------------------------------
                                                                                                            (In Thousands)

Cash flows from operating activities:
 Net income                                                                                           $   3,688         $   1,825
 Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization of property and
    equipment                                                                                               237               249
  Amortization of costs in excess of fair value of net
    tangible assets acquired                                                                               --                  93
  Amortization of deferred patent costs                                                                     225               195
  Provision for uncollectable accounts receivable                                                         2,168             3,412
  Deferred rent                                                                                             (49)              (40)
Changes in operating assets and liabilities:
    Accounts receivable before provision for
     uncollectible amounts                                                                               (2,951)           (2,995)
    Inventories                                                                                             800               (25)
    Prepaid taxes                                                                                         1,888              --
    Prepaid expenses                                                                                       (123)              500
    Trade accounts payable and accrued expenses                                                               2            (1,221)
    Income taxes payable                                                                                   --                 964
    Accrued payroll                                                                                          99                 5
    Accrued legal fees                                                                                      370              (196)
                                                                                                      ---------         ---------
    Total adjustments                                                                                     2,666               941
                                                                                                      ---------         ---------

        Net cash provided by operating activities                                                         6,354             2,766
                                                                                                      ---------         ---------

Cash flows from investing activities:
 Capital expenditures                                                                                      (186)             (139)
 Patent costs deferred                                                                                      (77)             (113)
 Security deposits                                                                                           (1)               (3)
                                                                                                      ---------         ---------

  Net cash used by investing activities                                                                    (264)             (255)
                                                                                                      ---------         ---------

Cash flows from financing activities:
 Proceeds from the exercise of stock options                                                                 23                33
                                                                                                      ---------         ---------
  Net cash provided by financing activities                                                                  23                33
                                                                                                      ---------         ---------

Net increase in cash and cash equivalents                                                                 6,113             2,544
Cash and cash equivalents at the beginning of the year                                                   67,135            58,671
                                                                                                      ---------         ---------
Cash and cash equivalents at the end of the year                                                      $  73,248         $  61,215
                                                                                                      =========         =========

        See accompanying notes

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2002
                                   (Unaudited)


Note 1 - The consolidated balance sheet as of October 31, 2002, the consolidated statements of operations for the three months ended October 31, 2002 ("2002 Period") and 2001 ("2001 Period") and the consolidated statements of cash flows for the three months ended October 31, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K. The results of operations for the three months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.


                                                                                Three Months Ended October 31,
                                                                                   2002                2001
                                                                           -------------------------------------
                                                                           (In Thousands, except per share data)

Numerator:
     Net income for numerator for basic and diluted earnings per
     common share                                                                $ 3,688             $ 1,825

Denominator:
     Denominator for basic earnings per common equivalent share
     during the period                                                            28,462              28,442

Effect of dilutive securities
     Employee and director stock options and warrants                                578                 908
                                                                                 -------             -------

Denominator for diluted earnings per common equivalent share
     and assumed conversions                                                      29,040              29,351
                                                                                 =======             =======

     Basic earnings per share                                                    $   .13             $   .06
                                                                                 =======             =======

     Diluted earnings per share                                                  $   .13             $   .06
                                                                                 =======             =======

The Company declared a 5% stock dividend on January 23, 2002 payable February 27, 2002 to shareholders of record as of February 4, 2002. The shares and per share data have been adjusted to retroactively reflect this stock dividend.

                              ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2002
                                   (Unaudited)

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

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives, subject to an annual review for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The Company has adopted the provisions of the statement on August 1, 2002. Although the Company is in the process of assessing the impact of adopting Statement No. 142, based upon its current level of goodwill and qualifying intangible assets, management reduced its fiscal 2003 annualized amortization expense by approximately $370,000.

                              ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2002
                                   (Unaudited)


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

The following financial information (in thousands) represents the reportable segments of the Company:

                                                     Research and     Clinical Reference        Other              Consolidated
                                                      Development        Laboratories

                                                     Three Months        Three Months        Three Months          Three Months
                                                  Ended October 31,   Ended October 31,   Ended October 31,     Ended October 31,

                                                    2002      2001      2002      2001      2002       2001       2002      2001
                                                  -------   -------   -------   -------   -------    -------    -------   -------
Operating revenues:

Research product revenues                         $10,411   $ 4,616      --        --        --         --      $10,411   $ 4,616
Clinical laboratory services                         --        --     $ 6,945   $ 8,770      --         --        6,945     8,770

Cost and expenses:

Cost of research product revenues                   1,291        76      --        --        --         --        1,291        76
Cost of clinical laboratory services                 --        --       2,099     2,767      --         --        2,099     2,767
Research and development expense                    1,827     1,364      --        --        --         --        1,827     1,364
Other costs and expenses                              972        59     4,052     5,676     1,352        800      6,376     6,535

Interest income                                      --        --        --        --         284    $   499        284       499
                                                  -------   -------   -------   -------   -------    -------    -------   -------

Income (loss) before provision for
taxes on income                                   $ 6,321   $ 3,117   $   794   $   327   $(1,068)   $  (301)   $ 6,047   $ 3,143
                                                  =======   =======   =======   =======   =======    =======    =======   =======

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

The business activities of the Company are performed by one of the Company's three wholly owned subsidiaries--Enzo Life Sciences, Inc., Enzo Therapeutics, Inc., and Enzo Clinical Labs, Inc. ("Enzo Life Sciences", "Enzo Therapeutics" and "Enzo Clinical Labs", respectively). These activities are: (1) research and development, manufacturing and marketing of biomedical research products and tools through Enzo Life Sciences and research and development of therapeutic products through Enzo Therapeutics, and (2) the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 3 of the Notes to Consolidated Financial Statements.

The Company's source of revenue has been from the direct sales of research products of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements with other companies. Another source of revenue has been from the clinical laboratory service market. Clinical laboratory services are provided to patients covered by various third party insurance programs, including Medicare and self payors for the services provided. Historically, for the fiscal years ended July 31, 2002 and 2001, respectively, approximately 48% and 33% of the Company's operating revenues were derived from research product sales and approximately 52% and 67% were derived from clinical laboratory services.

Liquidity and Capital Resources

At October 31, 2002, our cash and cash equivalents totaled $73.2 million, an increase of $6.1 million from July 31, 2002. We had working capital of $96.8 million at October 31, 2002 compared to $93.0 million at July 31, 2002.

Net cash provided by operating activities for the period ended October 31, 2002 was approximately $6.4 million as compared to net cash provided by operating activities of $2.8 million for the period ended October 31, 2001. The increase in net cash provided by operating activities from period 2001 to period 2002 was due to the increase in net income combined with the net change in operating assets and liabilities compared to the prior year primarily inventory, accounts payable and prepaid taxes.

Net cash used in investing activities was comparable to the 2001 period.

Net cash provided by financing activities was comparable to the 2001 period.

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

Contractual Allowances

The percentage of the Company's revenues derived from Medicare, third party payers, commercial insurers and managed care patients may continue to increase. The Medicare regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our clinical laboratory. We estimate the allowance for contractual allowances on a payer-specific basis given our interpretation of the applicable regulations and historical calculations. However, the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations occur frequently necessitating continual review and assessment of the estimation process by management.

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

Results of Operations

Three months ended October 31, 2002 compared with three months ended October 31, 2001

Revenues from operations increased to $17.4 million for the three months ended October 31, 2002, as compared to $13.4 million for the three months ended October 31, 2001. The revenue growth was due to an increase of $5.8 million in revenues from our research product sales operations offset by a decrease of $1.8 million in revenues from the clinical reference laboratory operation over revenues for such activities in the prior year.

The growth of revenue in research product sales was due primarily to an increase in the shipping of orders in this period of the research products of labeling and detection reagents. This increase in revenue for the three months ended October 31, 2002 related to shipments to one specific distributor. There can be no assurances that level of revenue for this period from the distributor will continue at the same level in the future. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. Such consideration was previously included in cost of research product revenues. In accordance with recently issued accounting pronouncements, the Company has reclassified consideration provided to distributors under these non-exclusive distribution agreements as a reduction to research product revenues. The prior year's comparative amounts have been reclassified to be consistent with the current year presentation. This change reflects a new reporting presentation only and did not affect the Company's gross profit or net income as previously reported.

The decrease in the clinical laboratory services revenue for the three months ended October 31, 2002 as compared to the prior year was due primarily to reduced reimbursement rates which have been experienced from various third party payors, managed care agreements and the negative results of an unprofitable contract which was cancelled in the prior year. Clinical laboratory services are provided to patients covered by various third party payor programs, including Medicare and health maintenance organizations ("HMO's"). Billings for services are included in revenue net of allowances for contractual discounts and allowances paid for differences between the amounts billed and the estimated amount to be paid.

The cost of sales for research products increased by approximately $1.2 million during this period as compared to last year same period. This increase was primarily due to the higher level of expenses incurred related to the start up manufacturing costs, enhanced and expansion of the manufacturing facilities, as well as other direct costs related to the growth in revenue of research products.

The cost of clinical laboratory services decreased by $.6 million during this period primarily due to a reduction in personnel costs and reduced level of direct operating expenditures based on the decreased volume of tests ordered. Also, the improved efficiency of the performing certain esoteric tests in-house reduced certain other expenses.

Research and development expenses increased by approximately $.4 million as a result of an expansion in the clinical trial studies, new products and other research programs in the therapeutic and life science divisions.

Selling expenses increased by approximately $.6 million primarily due to an increase in costs associated with the orders shipped of research products of labeling and detection reagents.

General and Administrative expenses increased by approximately $.5 million due to an increase in legal expenses associated with our patent filings and litigation proceedings.

The Company's provision for uncollectible accounts receivable decreased by $1.2 million, primarily due to the effect of an improved mix of third party payers and improved collection procedures, as well as the decline in revenue at the clinical laboratory.

Interest income decreased by $.2 million as a result of a decrease in interest rates, despite the increase in cash and cash equivalents invested as compared to the prior period.

Net income amounted to $3.7 million, compared with $1.8 million a year ago. Per share earnings, fully diluted, amounted to $.13 in the first quarter of fiscal 2002, compared with $.06 per share in the corresponding year-earlier period.

For the three-month periods ending October 31, 2002 and 2001 we recorded a provision for income taxes that was based on the combined effective federal, state and local income tax rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in investment grade corporate and U.S. government securities and secondarily certain of its financing arrangements. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14c within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           PART II - Other Information

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

On March 6, 2002, the Company was named, along with certain of its officers and directors among others, in a complaint entitled Lawrence F. Glaser and Maureen Glaser, individually and on behalf of Kimberly, Erin, Hannah, and Benjamin Glasser v. Hyman Gross, Barry Weiner, Enzo Biochemical Inc., Elazar Rabbani, Shahram Rabbani, John Delucca, Dena Engelhardt, Richard Keating, Doug Yates and Docs 1-50, in the U.S. District Court for the Eastern District of Virginia. The complaint was filed by an investor in the Company who has filed for bankruptcy protection and his family. The complaint alleged securities and common law fraud and breach of fiduciary duty and seeks in excess of $150 million in damages. On August 22, 2002, the complaint was voluntarily dismissed; however a new substantially similar complaint was filed at the same time. On October 21, 2002, the Company and the other defendants filed a motion to dismiss the complaint, and the plaintiffs responded by amending the complaint and dropping their claims against defendants Keating and Yates. On November 18, 2002, the Company and the other defendants again moved to dismiss the Amended Complaint and that motion is presently pending before the Court. On December 10, 2002 the plaintiffs filed their response to the defendants' motion to dismiss. The Company does not believe that the complaint has any merit and intends to defend vigorously.

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits.

                99.1 Certification by Elazar Rabbani, Ph.D. Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                99.2 Certification by Shahram K. Rabbani. Chief Financial Officer. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        (b) Reports on Form 8-K

                None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                            ENZO BIOCHEM, INC.
                                               (registrant)




Date: December 12, 2002                     by: /s/ Shahram K. Rabbani
                                                ---------------------------
                                            Chief Operating Officer,
                                             Secretary and Treasurer

                                 CERTIFICATIONS

I, Elazar Rabbani, Ph.D., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Enzo Biochem, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






     December 12, 2002

                                                     /s/  Elazar Rabbani, Ph.D.
                                                     Chief Executive Officer

                                 CERTIFICATIONS

I, Shahram K. Rabbani, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Enzo Biochem, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






     December 12, 2002

                                                    /s/  Shahram K. Rabbani
                                                    Principal Financial Officer