Form 10-Q
period 2003-01-31
ENZO BIOCHEM INC
filed 2003-03-14
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                          13-2866202
----------------------------------------       ----------------
(State or Other Jurisdiction                   (I.R.S. Employer
of Incorporation or Organization)              Identification No.)

60 Executive Blvd., Farmingdale, New York                  11735
-----------------------------------------               -----------
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

                                    Yes  X  No
                                        ---

As of February 26, 2003 the Registrant had 28,466,200 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                   FORM 10-Q

                                January 31, 2003


                                     INDEX


                                                                         PAGE
                                                                        NUMBER

PART  I - FINANCIAL INFORMATION
-------


Item 1.  Financial Statements

         Consolidated Balance Sheet - January 31, 2003 (unaudited)
            and July 31, 2002                                                3

         Consolidated Statement of Operations
            For the six months ended January 31, 2003 and 2002 (unaudited)   4

         Consolidated Statement of Operations
            For the three months ended January 31, 2003 and 2002 (unaudited) 5

         Consolidated Statement of Cash Flows
            For the six months ended January 31, 2003 and 2002 (unaudited)   6

         Notes to Consolidated Financial Statements                          7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         14

Item 4.  Controls and Procedures                                            15

Part II - Other Information

Item 1.  Legal Proceedings                                                  15

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 6.  Exhibits and Reports on Form 8-K                                   16

                               ENZO BIOCHEM, INC
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                                            January 31,            July 31,
                                                                              2003                2002
                                                                            (unaudited)         (audited)
                                                                           ---------------------------------
                                                                                 (in Thousands)
                ASSETS

Current assets:
   Cash and cash equivalents                                                     $75,935            $67,135
   Accounts receivable, less allowance for doubtful accounts                      20,115             20,268
   Inventories                                                                     3,660              4,190
   Prepaid expenses                                                                1,786              1,491
   Deferred taxes                                                                    778                778
   Prepaid taxes                                                                     ---              1,968
                                                                                --------           --------
Total current assets                                                             102,274             95,830

Property and equipment, at cost less accumulated depreciation and
      amortization                                                                 2,198              2,301
Cost in excess of fair value of net tangible assets acquired, less
      accumulated amortization                                                     7,452              7,452
Deferred patent costs, less accumulated amortization                               3,262              3,562
Other                                                                                148                146
                                                                                --------           --------
                                                                                $115,334           $109,291
                                                                                ========           ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                                           $826             $1,512
   Other accrued expenses                                                            775                735
   Taxes payable                                                                     844                ---
   Accrued legal fees                                                              1,100                140
   Accrued payroll                                                                   302                476
                                                                                --------           --------
Total current liabilities                                                          3,847              2,863

Deferred taxes                                                                     1,180              1,180
Deferred rent                                                                        417                515

Stockholders' equity:
   Preferred Stock, $.01 par value; authorized 25,000,000
            shares; no shares issued or outstanding
   Common Stock, $.01 par value; authorized 75,000,000 shares;
            shares issued and outstanding: 28,466,200 shares
            at January 31, 2003 and 28,459,800, shares at July 31, 2002              285                285
   Additional paid-in capital                                                    160,522            160,499
   Accumulated deficit                                                           (50,917)           (56,051)
                                                                                --------           --------
Total stockholders' equity                                                       109,890            104,733
                                                                                --------           --------
                                                                                $115,334           $109,291
                                                                                ========           ========

See accompanying notes.

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                                      Six Months Ended January 31,
                                                                                       2003                      2002
                                                                                    ------------------------------------
                                                                                    (In thousands, except per share data)
Revenues:
   Research product revenues                                                            $16,431              $10,088
   Clinical laboratory services                                                          14,037               15,125
                                                                                        -------              -------

          Total operating revenues                                                       30,468               25,213

Costs and expenses:
   Cost of research product revenues                                                      1,727                  340
   Cost of clinical laboratory services                                                   4,345                5,305
   Research and development expense                                                       3,422                3,008
   Selling expense                                                                        2,553                1,910
   Provision for uncollectible accounts receivable                                        4,198                6,320
   General and administrative expense                                                     6,468                4,707
                                                                                        -------              -------
          Total operating expenses                                                       22,713               21,590
                                                                                        -------              -------

Income before interest income and
  provision for taxes on income                                                           7,755                3,623
Interest income                                                                             662                  827
                                                                                        -------              -------
Income before provision for taxes on income                                               8,417                4,450
Provision for taxes on income                                                            (3,283)              (1,803)
                                                                                        -------              -------

Net income                                                                               $5,134               $2,647
                                                                                        =======              =======

Net income per common share:
   Basic                                                                                  $0.18                $0.09
                                                                                        =======              =======
   Diluted                                                                                $0.18                $0.09
                                                                                        =======              =======

Denominator for per share calculation:
   Basic                                                                                 28,464               28,439
                                                                                        =======              =======
   Diluted                                                                               29,074               29,377
                                                                                        =======              =======


See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                 Three Months Ended January 31,
                                                                 2003                      2002
                                                            ------------------------------------
                                                            (In thousands, except per share data)

Revenues:
   Research product revenues                                         $6,020               $5,472
   Clinical laboratory services                                       7,092                6,355
                                                                      -----                -----

          Total operating revenues                                   13,112               11,827

Costs and expenses:
   Cost of research product revenues                                    436                  264
   Cost of clinical laboratory services                               2,246                2,598
   Research and development expense                                   1,595                1,585
   Selling expense                                                    1,093                1,008
   Provision for uncollectible accounts receivable                    2,030                2,908
   General and administrative expense                                 3,720                2,485
                                                                      -----                -----

          Total operating expenses                                   11,120               10,848
                                                                     ------               ------

Income before interest income and
  provision for taxes on income                                       1,992                  979
Interest income                                                         378                  328
                                                                        ---                  ---
Income before provision for taxes on income                           2,370                1,307
Provision for taxes on income                                          (924)                (485)
                                                                       -----                -----

Net income                                                           $1,446                 $822
                                                                     ------                 ====

Net income per common share:
   Basic                                                              $0.05                $0.03
                                                                      =====                =====
   Diluted                                                            $0.05                $0.03
                                                                      =====                =====

Denominator for per share calculation:
   Basic                                                             28,466               28,442
                                                                     ======               ======
   Diluted                                                           29,106               29,448
                                                                     ======               ======







See accompanying notes

                               ENZO BIOCHEM, INC
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                                           Six Months Ended January 31,
                                                                             2003              2002
                                                                        ----------------------------------
                                                                                 (In Thousands)
Cash flows from operating activities:
   Net income                                                              $5,134            $2,647
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization of property and
        equipment                                                             505               512
     Amortization of costs in excess of fair value of net
        tangible assets acquired                                              ---               186
     Amortization of deferred patent costs                                    449               390
     Provision for uncollectable accounts receivable                        4,198             6,320
     Deferred rent                                                            (98)              (80)
Changes in operating assets and liabilities:
        Accounts receivable before provision for
           uncollectible amounts                                           (4,045)           (5,412)
        Inventories                                                           530              (950)
        Prepaid expenses                                                     (295)             (670)
        Prepaid taxes                                                       1,968               ---
        Trade accounts payable and accrued expenses                          (646)             (365)
        Income taxes payable                                                  844             1,303
        Accrued payroll                                                      (174)              126
        Accrued legal fees                                                    960              (251)
                                                                          -------           -------
        Total adjustments                                                   4,196             1,109
                                                                          -------           -------

Net cash provided by operating activities                                   9,330             3,756
                                                                          -------           -------

Cash flows from investing activities:
   Capital expenditures                                                      (402)             (318)
   Patent costs deferred                                                     (149)             (295)
   Security deposits                                                           (2)                2
                                                                          -------           -------

Net cash used in investing activities                                        (553)             (611)
                                                                          -------           -------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                                 23                67
                                                                          -------           -------
Net cash provided by financing activities                                      23                67
                                                                          -------           -------

Net increase in cash and cash equivalents                                   8,800             3,212
Cash and cash equivalents at the beginning of the year                     67,135            58,671
                                                                          -------           -------
Cash and cash equivalents at the end of the year                          $75,935           $61,883
                                                                          =======           =======



See accompanying notes

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2003
                                   (Unaudited)


Note 1 - The consolidated balance sheet as of January 31, 2003, the consolidated statements of operations for the three and six months ended January 31, 2003 ("2003 Period") and 2002 ("2002 Period") and the consolidated statements of cash flows for the six months ended January 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K. The results of operations for the six months ended January 31, 2003 are not necessarily indicative of the results that may be expected for the full year.

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                                      Six Months Ended        Three Months Ended
                                                         January 31,              January 31,
                                                       2003         2002        2003      2002
                                                   -------      -------      -------      -------
                                                    (In thousands, except for share data)
Numerator:
    Net income for numerator for basic and
    diluted earnings per common share              $ 5,134      $ 2,647      $ 1,446      $   822

Denominator:
    Denominator for basic earnings per common
    equivalent share during the period              28,464       28,439       28,466       28,442

Effect of dilutive securities
    Employee and director stock options
    and warrants                                       610          938          640        1,006
                                                   -------      -------      -------      -------

Denominator for diluted earnings per common
    Equivalent share and assumed conversions        29,074       29,377       29,106       29,448
                                                   =======      =======      =======      =======

Basic earnings per share                           $   .18      $   .09      $   .05      $   .03

Diluted earnings per share                         $   .18      $   .09      $   .05      $   .03

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2003
                                  (Unaudited)

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

On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not amend Statement 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair method of accounting described in Statement 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company will be required to comply with the requirements of FASB No. 148 for their quarter ended April 30, 2003 interim financial statements.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2003
                                  (Unaudited)

Note 3 - Segment Information

The Company has two reportable segments: research and development and clinical reference laboratories. The Company's research and development segment conducts research and development activities as well as selling products derived from these activities. The clinical reference laboratories provide diagnostic services to the health care community. The Company evaluates performance based on income before provision for taxes on income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from income before provision for taxes on income and reported as other consist of corporate general and administrative costs which are not allocable to the two reportable segments. Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below.


The following financial information (in thousands) represents the reportable segments of the Company:

                                        Research and     Clinical Reference
                                         Development        Laboratories             Other            Consolidated
                                      ------------------  ------------------   -------------------   ------------------
                                         Six Months         Six Months            Six Months          Six Months
                                       Ended January 31,  Ended January 31,     Ended January  31,    Ended January 31,
                                        2002      2003      2002      2002       2003       2003       2003      2002
                                      --------  --------  --------  --------   --------   --------   --------  --------
Operating revenues:

Research product revenues             $ 16,431  $ 10,088      --        --         --         --     $ 16,431  $ 10,088
Clinical laboratory services              --        --    $ 14,037  $ 15,125       --         --       14,037    15,125

Cost and expenses:

Cost of research product revenues        1,727       340      --        --         --         --        1,727       340
Cost of clinical laboratory services      --          --     4,345     5,305       --         --        4,345      5,305
Research and development expense         3,422     3,008      --        --         --         --        3,422     3,008




Other costs and expenses                 1,564     1,513     8,124    10,224      3,531      1,200     13,219    12,937
Interest income                           --        --        --        --          662        827        662       827

Income (loss) before
provision for taxes
on income                                9,718  $  5,227  $  1,568  $   (404)  $ (2,869)  $   (373)  $  8,417  $  4,450
                                      ========  ========  ========  ========   ========   ========   ========  ========


                                        Three Months        Three Months        Three Months           Three Months
                                       Ended January 31,   Ended January 31,   Ended January 31,      Ended January  31,
                                        2002      2002      2002      2003       2002       2003       2003      2003
                                       -------   -------   -------   -------    -------    -------    -------   -------
Operating revenues:

Research product revenues              $ 6,020   $ 5,472      --        --         --         --      $ 6,020   $ 5,472
Clinical laboratory services              --        --     $ 7,092   $ 6,355       --         --        7,092     6,355

Cost and expenses:

Cost of research product revenues          436       264      --        --         --         --          436       264
Cost of clinical laboratory services      --        --       2,246     2,598       --         --        2,246     2,598
Research and development expense         1,595     1,585      --        --         --         --        1,595     1,585
Other costs and expenses                   591     1,173     4,070     4,548     2,182       680        6,843     6,401
Interest income                           --        --        --        --          378    $   328        378       328

Income (loss) before
provision for taxes
on income                              $ 3,398   $ 2,450   $   776   $  (791)   $(1,804)   $  (352)   $ 2,370   $ 1,307
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

Liquidity and Capital Resources

At January 31, 2003, our cash and cash equivalents totaled $75.9 million, an increase of $8.8 million from July 31, 2002. We had working capital of $98.4 million at January 31, 2003 compared to $93.0 million at July 31, 2002.

Net cash provided by operating activities for the six months ended January 31, 2003 was approximately $9.3 million as compared to net cash provided by operating activities of $3.8 million for the six months ended January 31, 2002. The increase in net cash provided by operating activities from the 2002 period to the 2003 period was due to the increase in net income combined with the net change in operating assets and liabilities compared to the prior year primarily accrued legal fees and prepaid taxes.

Net cash used in investing activities was comparable to the 2002 period.

Net cash provided by financing activities was comparable to the 2002 period.

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

Results of Operations

Six months ended January 31, 2003 compared with six months ended January 31,
2002

Revenues from operations increased to $30.5 million for the six months ended January 31, 2003, as compared to $25.2 million for the six months ended January 31, 2002. The revenue growth was due to an increase of $6.3 million in revenues from our research product sales operations offset by a decrease of $1.1 million in revenues from the clinical reference laboratory operation over revenues for such activities in the prior year.

The growth of revenue in research product sales was due primarily to an increase in the shipping of orders in this period of the research products of labeling and detection reagents. This increase in revenue for the six months ended January 31, 2003 related to shipments to one specific distributor. There can be no assurances that level of revenue for this period from the distributor will continue at the same level in the future. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. Such consideration was previously included in cost of research product revenues. In accordance with recently issued accounting pronouncements, the Company has reclassified consideration provided to distributors under these non-exclusive distribution agreements as a reduction to research product revenues. The prior year's comparative amounts have been reclassified to be consistent with the current year presentation. This change reflects a new reporting presentation only and did not affect the Company's gross profit or net income as previously reported.

The decrease in the clinical laboratory services revenue for the six months ended January 31, 2003 as compared to the prior year was due primarily to reduced reimbursement rates which have been experienced from various third party payors, managed care agreements and the negative results of an unprofitable contract which was cancelled in the prior year. Clinical laboratory services are provided to patients covered by various third party payor programs, including Medicare and health maintenance organizations ("HMO's"). Billings for services are included in revenue net of allowances for contractual discounts and allowances paid for differences between the amounts billed and the estimated amount to be paid.

The cost of sales for research products increased by approximately $1.4 million during this period as compared to last year same period. This increase was primarily due to the increase in volume of the direct sales of research products.

The cost of clinical laboratory services decreased by $1.0 million during this period primarily due to a reduction in personnel costs and reduced level of direct operating expenditures based on the decreased volume of tests ordered. Also, the improved efficiency of performing certain esoteric tests in-house reduced certain other expenses.

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

General and administrative expenses increased by approximately $1.8 million due to an increase in legal expenses associated with our patent litigation proceedings.

The Company's provision for uncollectible accounts receivable decreased by $2.1 million, primarily due to the effect of an improved mix of third party payers and improved collection procedures, as well as the decline in revenue at the clinical laboratory.

Interest income decreased by $.2 million as a result of a decrease in interest rates, despite the increase in cash and cash equivalents invested as compared to the prior period.

Net income amounted to $5.1 million, compared with $2.6 million a year ago. Per share earnings, fully diluted, amounted to $.18 for the six months ended January 31, 2003, compared with $.09 per share in the corresponding year-earlier period.

For the six-month periods ending January 31, 2003 and 2002 we recorded a provision for income taxes that was based on the combined effective federal, state and local income tax rates.

Three months ended January 31, 2003 compared with three months ended January 31, 2002

Revenues from operations increased to $13.1 million for the three months ended January 31, 2003, as compared to $11.8 million for the three months ended January 31, 2002. The revenue growth was due to an increase of $.5 million in revenues from our research product sales operations and an increase of $.7 million in revenues from the clinical reference laboratory operation over revenues for such activities in the prior year.

The growth of revenue in research product sales was due primarily to an increase in the shipping of orders in this period of the research products of labeling and detection reagents. This increase in revenue for the six months ended January 31, 2003 related to shipments to one specific distributor. There can be no assurances that level of revenue for this period from the distributor will continue at the same level in the future. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. Such consideration was previously included in cost of research product revenues. In accordance with recently issued accounting pronouncements, the Company has reclassified consideration provided to distributors under these non-exclusive distribution agreements as a reduction to research product revenues. The prior year's comparative amounts have been reclassified to be consistent with the current year presentation. This change reflects a new reporting presentation only and did not affect the Company's gross profit or net income as previously reported.

The increase in the clinical reference laboratory division was primarily due to an increased volume on higher priced tests.

The cost of sales for research products increased approximately $.2 million during this period as compared to last year same period. This increase was primarily due to increased personnel headcount in the manufacturing area of research products.

The cost of clinical laboratory services decreased by $.4 million during this period primarily due to a reduction in personnel headcount and reduced level of direct operating expenditures based on the decreased volume of routine tests ordered. Also, the improved efficiency of the performing certain esoteric tests in-house reduced certain other expenses.

Research and development expenses were comparable to prior year.

Selling expenses were comparable to prior year.

General and administrative expenses increased by approximately $1.2 million due to an increase in legal expenses associated with our patent litigation proceedings.

The Company's provision for uncollectible accounts receivable decreased by $.9 million, primarily due to the effect of an improved mix of third party payers and improved collection procedures.

Interest income was comparable to prior year.

Net income amounted to $1.4 million, compared with $.8 million a year ago. Per share earnings, fully diluted, amounted to $.05 in the second quarter of fiscal 2003, compared with $.03 per share in the corresponding year-earlier period.

For the three-month periods ending January 31, 2003 and 2002 we recorded a provision for income taxes that was based on the combined effective federal, state and local income tax rates.

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

                           PART II - Other Information

Item 1.  Legal Proceedings

In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. On January 26, 2001, the court granted the defendants' motion for summary judgment that the Company's patent is invalid. On July 15, 2002, the Court of Appeals for the Federal Circuit reversed the judgment of invalidity and remanded the case to the district court for further proceedings. Settlements have been reached with bioMerieux and Chugai; terms were not disclosed. There can be no assurance that the Company will be successful in these proceedings. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact.

On March 6, 2002, the Company was named, along with certain of its officers and directors among others, in a complaint entitled Lawrence F. Glaser and Maureen Glaser, individually and on behalf of Kimberly, Erin, Hannah, and Benjamin Glasser v. Hyman Gross, Barry Weiner, Enzo Biochemical Inc., Elazar Rabbani, Shahram Rabbani, John Delucca, Dena Engelhardt, Richard Keating, Doug Yates and Docs 1-50, in the U.S. District Court for the Eastern District of Virginia. The complaint was filed by an investor in the Company who has filed for bankruptcy protection and his family. The complaint alleged securities and common law fraud and breach of fiduciary duty and seeks in excess of $150 million in damages. On August 22, 2002, the complaint was voluntarily dismissed; however a new substantially similar complaint was filed at the same time. On October 21, 2002, the Company and the other defendants filed a motion to dismiss the complaint, and the plaintiffs responded by amending the complaint and dropping their claims against defendants Keating and Yates. On November 18, 2002, the Company and the other defendants again moved to dismiss the Amended Complaint and that motion is presently pending before the Court. On December 10, 2002 the plaintiffs filed their response to the defendant's motion to dismiss. The Company does not believe that the complaint has any merit and intends to defend vigorously.

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

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants' breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants' infringement of patents covering the same. There can be no assurance that the Company will be successful in this litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on January 23, 2003

(b) The following matters were voted upon and the results were as follows:

(1) Elazar Rabbani, Ph.D. and John Sias were nominated by management and elected by the stockholders to serve as directors until the next Annual Meeting of Stockholders or until their respective successors are elected and shall qualify. The Stockholders voted 25,920,216 and 25,877,749 shares in the affirmative for Dr. Rabbani and Mr. Sias, respectively, and 323,699 and 366,166 shares withheld for Dr. Rabbani and Mr. Sias, respectively.

(2) The Stockholders voted 25,973,267 shares in the affirmative with respect to the ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended July 31, 2003 and 244,640 shares against and 26,008 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

         99.1 Certification by Elazar Rabbani, Ph.D. Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


         99.2 Certification by Barry Weiner Chief Financial Officer. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K

                None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                             ENZO BIOCHEM, INC.
                                               (registrant)




Date: March 13, 2003                         by:  /s/ Barry Weiner
                                             ------------------------------
                                             Chief Financial Officer

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

     March 13, 2003
                                              --------------------------------
                                              /s/  Elazar Rabbani, Ph.D.
                                              Chief Executive Officer

                                 CERTIFICATIONS

I, Barry Weiner, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     March 13, 2003
                                                       -----------------------
                                                       /s/  Barry Weiner
                                                       Chief Financial Officer