Form 10-Q
period 2003-04-30
ENZO BIOCHEM INC
filed 2003-06-16
CIK 316253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

                                       or

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

                                   Yes X   No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 125-2).

                                    Yes X   No __

As of May 29, 2003 the Registrant had 28,475,000 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.

                                   FORM 10-Q

                                 April 30, 2003


                                     INDEX




                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART  I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheet - April 30, 2003 (unaudited)
            and July 31, 2002                                            3

         Consolidated Statement of Operations
            For the nine months ended April 30, 2003
            and 2002 (unaudited)                                         4

         Consolidated Statement of Operations
            For the three months ended April 30, 2003
            and 2002 (unaudited)                                         5

         Consolidated Statement of Cash Flows
            For the nine months ended April 30, 2003
            and 2002 (unaudited)                                         6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                10

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                            14

Item 4.  Controls and Procedures                                        14

PART II - Other Information

Item 1.  Legal Proceedings                                              15

Item 6.  Exhibits and Reports on Form 8-K                               16

                               ENZO BIOCHEM, INC
                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEET

                                                        April 30,    July 31,
                                                          2003        2002
                                                       (unaudited)  (audited)
                                                       ---------    ---------
                                                          (in Thousands)
                ASSETS

Current assets:
   Cash and cash equivalents .......................   $  79,116    $  67,135
   Accounts receivable, less
     allowance for doubtful accounts ...............      17,888       20,268
   Inventories .....................................       4,215        4,190
   Prepaid expenses ................................       1,670        1,491
   Deferred taxes ..................................         778          778
   Prepaid taxes ...................................          --        1,968
                                                       ---------    ---------
Total current assets ...............................     103,667       95,830

Property and equipment, at cost less
  accumulated depreciation and amortization ........       2,177        2,301
Cost in excess of fair value of net tangible
  assets acquired, less accumulated amortization ...       7,452        7,452
Deferred patent costs, less accumulated amortization       3,213        3,562
Other ..............................................         152          146
                                                       ---------    ---------
                                                       $ 116,661    $ 109,291
                                                       =========    =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable ..........................   $     602    $   1,512
   Other accrued expenses ..........................         686          735
   Taxes payable ...................................       1,632           --
   Accrued legal fees ..............................         750          140
   Accrued payroll .................................         320          476
                                                       ---------    ---------
Total current liabilities ..........................       3,990        2,863

Deferred taxes .....................................       1,180        1,180
Deferred rent ......................................         368          515

Stockholders' equity:
   Preferred Stock, $.01 par value;
     authorized 25,000,000 shares; no
     shares issued or outstanding
   Common Stock, $.01 par value;
     authorized 75,000,000 shares;
     shares issued and outstanding:
     28,466,200 shares at April 30, 2003
     and 28,459,800, shares at July 31, 2002 .......         285          285
   Additional paid-in capital ......................     160,522      160,499
   Accumulated deficit .............................     (49,684)     (56,051)
                                                       ---------    ---------
Total stockholders' equity .........................     111,123      104,733
                                                       ---------    ---------
                                                       $ 116,661    $ 109,291
                                                       =========    =========
See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                Nine Months Ended April 30,
                                                  2003            2002
                                                 --------       --------
                                                 (In thousands, except
                                                    per share data)

Revenues:
   Research product revenues ..............      $ 20,612       $ 18,331
   Clinical laboratory services ...........        21,496         21,903
                                                 --------       --------

          Total operating revenues ........        42,108         40,234

Costs and expenses:
   Cost of research product revenues ......         2,012            495
   Cost of clinical laboratory services ...         6,777          7,555
   Research and development expense .......         5,086          5,143
   Selling expense ........................         3,615          2,847
   Provision for uncollectible
     accounts receivable ..................         6,432          8,908
   General and administrative expense .....         8,807          7,623
                                                 --------       --------

          Total operating expenses ........        32,729         32,571
                                                 --------       --------

Income before interest income and
  provision for taxes on income ...........         9,379          7,663
Interest income ...........................         1,060          1,078
                                                 --------       --------
Income before provision for taxes on income        10,439          8,741
Provision for taxes on income .............        (4,072)        (3,543)
                                                 --------       --------

Net income ................................      $  6,367       $  5,198
                                                 ========       ========

Net income per common share:
   Basic ..................................      $   0.21       $   0.17
                                                 ========       ========
   Diluted ................................      $   0.21       $   0.17
                                                 ========       ========

Denominator for per share calculation:
   Basic ..................................        29,888         29,864
                                                 ========       ========
   Diluted ................................        30,467         30,850
                                                 ========       ========



See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)


                                                Three Months Ended April 30,
                                                   2003           2002
                                                 --------       --------
                                                   (In thousands, except
                                                      per share data)

Revenues:
   Research product revenues ..............      $  4,181       $  8,243
   Clinical laboratory services ...........         7,459          6,778
                                                 --------       --------

          Total operating revenues ........        11,640         15,021

Costs and expenses:
   Cost of research product revenues ......           285            155
   Cost of clinical laboratory services ...         2,432          2,250
   Research and development expense .......         1,664          1,841
   Selling expense ........................         1,062            937
   Provision for uncollectible
     accounts receivable ..................         2,234          2,588
   General and administrative expense .....         2,339          3,210
                                                 --------       --------

          Total operating expenses ........        10,016         10,981
                                                 --------       --------

Income before interest income and
  provision for taxes on income ...........         1,624          4,040
Interest income ...........................           398            251
                                                 --------       --------
Income before provision for taxes on income         2,022          4,291
Provision for taxes on income .............          (789)        (1,740)
                                                 --------       --------

Net income ................................      $  1,233       $  2,551
                                                 ========       ========

Net income per common share:
   Basic ..................................      $   0.04       $   0.09
                                                 ========       ========
   Diluted ................................      $   0.04       $   0.08
                                                 ========       ========

Denominator for per share calculation:
   Basic ..................................        29,889         29,870
                                                 ========       ========
   Diluted ................................        30,409         30,858
                                                 ========       ========



See accompanying notes

                               ENZO BIOCHEM, INC
                CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)


                                                           Nine Months Ended April 30,
                                                               2003           2002
                                                             --------       --------
                                                                 (In Thousands)

Cash flows from operating activities:
   Net income ..........................................     $  6,367       $  5,198
   Adjustments to reconcile net income to net cash
        provided by operating activities:
     Depreciation and amortization of property and
        equipment ......................................          760            758
     Amortization of costs in excess of fair value of
        net tangible assets acquired ...................           --            278
     Amortization of deferred patent costs .............          649            585
     Provision for uncollectable accounts receivable ...        6,432          8,908
     Deferred rent .....................................         (147)          (120)
Changes in operating assets and liabilities:
        Accounts receivable before provision for
           uncollectible amounts .......................       (4,052)        (9,840)
        Inventories ....................................          (25)          (950)
        Prepaid expenses ...............................         (179)          (301)
        Prepaid taxes ..................................        1,968             --
        Trade accounts payable and accrued expenses ....         (959)        (1,211)
        Income taxes payable ...........................        1,632          2,543
        Accrued payroll ................................         (156)             5
        Accrued legal fees .............................          610           (251)
                                                             --------       --------
        Total adjustments ..............................        6,533            404
                                                             --------       --------

Net cash provided by operating activities ..............       12,900          5,602

Cash flows from investing activities:
   Capital expenditures ................................         (636)          (402)
   Patent costs deferred ...............................         (300)          (351)
   Security deposits ...................................           (6)           (10)
                                                             --------       --------

Net cash used in investing activities ..................         (942)          (763)
                                                             --------       --------

Cash flows from financing activities:
   Payment of dividend for fractional shares ...........           --            (96)
   Proceeds from the exercise of stock options .........           23            128
                                                             --------       --------
Net cash provided by financing activities ..............           23             32
                                                             --------       --------

Net increase in cash and cash equivalents ..............       11,981          4,871
Cash and cash equivalents at the beginning of the year .       67,135         58,671
                                                             --------       --------
Cash and cash equivalents at the end of the year .......     $ 79,116       $ 63,542
                                                             ========       ========



See accompanying notes

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2003
                                   (Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2002 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended April 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2003.

Stock Based Compensation Plans

The Company grants options for a fixed number of shares to employees, directors, consultants and advisors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants under the recognition and measurement principles of APB No. 25 and related Interpretations because the Company believes the alternate fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the nine months and three months ended April 30, 2003 and 2002 (in thousands, except per share data):


                                                             Nine Months Ended April 30,   Three Months Ended April 30,
                                                                2003           2002          2003             2002
                                                              ---------      ---------      ---------      ---------
                                                                       (In thousands, except for share data)
Net income, as reported ................................         $6,367         $5,198         $1,233         $2,551
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects......................         $2,330         $2,021           $937           $636
                                                              ---------      ---------      ---------      ---------

Pro forma net income ...................................         $4,037         $3,177           $296         $1,915
                                                              =========      =========      =========      =========

Earnings per share:
   Basic - as reported .................................           $.21           $.17           $.04           $.09
   Basic - pro forma ...................................           $.14           $.11           $.01           $.06

   Diluted - as reported ...............................           $.21           $.17           $.04           $.08
   Diluted - pro forma .................................           $.13           $.10           $.01           $.06

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.


                                                              Nine Months              Three Months
                                                            Ended April 30,           Ended April 30,
                                                           2003         2002        2003          2002
                                                         -------      -------      -------      -------
                                                            (In thousands, except for share data)

Numerator:
   Net income for numerator for basic and
   diluted earnings per common share ..............       $6,367       $5,198       $1,233       $2,551

Denominator:
   Denominator for basic earnings per common
   Equivalent share during the period .............       29,888       29,864       29,889       29,870

Effect of dilutive securities
   Employee and director stock options and warrants          579          986          520          988
                                                         -------      -------      -------      -------

Denominator for diluted earnings per common
   Equivalent share and assumed conversions .......       30,467       30,850       30,409       30,858
                                                         =======      =======      =======      =======

Basic earnings per share ..........................         $.21         $.17         $.04         $.09

Diluted earnings per share ........................         $.21         $.17         $.04         $.08

The Company declared a 5% stock dividend on June 10, 2003 payable July 14, 2003, to shareholders of record as of June 30, 2003. The shares and per share data have been adjusted to retroactively reflect this stock dividend.

Note 2 - Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives, subject to an annual review for impairment. Other intangible assets will continue to be amortized over their estimated useful lives. The Company has adopted the provisions of the statement on August 1, 2002. The Company has completed its assessment of the assets impacted by the adoption of SFAS 142, and based upon such review no impairment to the carrying value of goodwill was identified.

Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company's net income and net income per diluted share would have been for the three months and nine months ended April 30, 2002, $2,641 and $5,476, respectively.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2003
                                   (Unaudited)

Note 3 - Segment Information

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

The following financial information (in thousands) represents the reportable segments of the Company:

                                                Research and         Clinical
                                                Development          Reference              Other              Consolidated
                                             ------------------  ------------------   -------------------   ------------------
                                                  Nine Months      Nine Months            Nine Months          Nine Months
                                                Ended April 30,   Ended April 30,       Ended April 30,       Ended April 30,
                                               2003       2002     2003     2002        2003      2002        2003      2002
                                             --------  --------  --------  --------   --------   --------   --------  --------
Operating revenues:

Research product revenues                     $20,612   $18,331        --         --                   --    $20,612    $18,331
Clinical laboratory services                       --        --   $21,496    $21,903                   --    $21,496    $21,903

Cost and expenses:

Cost of research product revenues               2,012       495        --        --                    --      2,012        495
Cost of clinical laboratory services               --        --     6,777     7,555                    --      6,777      7,555
Research and development expense                5,086     5,143        --        --                    --      5,086      5,143
Provision for uncollectible accounts
  receivable                                                        6,432     8,908                            6,432      8,908
Other costs and expenses                        2,171     2,251     5,870     5,809      4,381      2,410     12,422     10,470
Interest income                                    --        --        --        --      1,060      1,078      1,060      1,078

Income (loss) before provision
  for taxes on income                         $11,343   $10,442    $2,417     ($369)   $(3,321)   $(1,332)   $10,439     $8,741
                                             ========  ========  ========  ========   ========   ========   ========   ========

                                                 Three Months       Three Months         Three Months         Three Months
                                                Ended April 30,    Ended April 30,      Ended April 30,      Ended April  30,
                                               2003      2002      2003     2002        2003       2002       2003      2002
                                             --------  --------  --------  --------   --------   --------   --------  --------
Operating revenues:

Research product revenues                      $4,181    $8,243        --        --                    --      4,181     $8,243
Clinical laboratory services                       --        --    $7,459    $6,778                    --      7,459      6,778

Cost and expenses:

Cost of research product revenues                 285       155                  --                    --        285        155
Cost of clinical laboratory services               --        --     2,432     2,250                    --      2,432      2,250
Research and development expense                1,664     1,841                  --                    --      1,664      1,841
Provision for uncollectible accounts
receivable                                                          2,234      2,588                           2,234      2,588
Other costs and expenses                          606     1,032     1,942      1,905       853      1,210      3,401      4,147
Interest income                                    --        --                   --       398        251        398        251
Income (loss) before provision
for taxes on income                            $1,626    $5,215      $851       $35      $(455)     $(959)    $2,022     $4,291
                                             ========  ========  ========  ========   ========   ========   ========   ========

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

Overview

Enzo Biochem, Inc. (the "Company" or "Enzo") is a leading life sciences and biotechnology company focused on harnessing genetic processes to develop research tools, diagnostics and therapeutics and also provides clinical laboratory services to the medical community. Since our formation in 1976, we have concentrated on developing enabling technologies for detecting and identifying genes and modifying gene expression. These technologies are generally applicable for the diagnosis of infectious and other diseases and form the basis for a portfolio of over 300 products marketed to the biomedical and pharmaceutical research markets. We are further using these technologies as a platform for our planned entry into the clinical diagnostics market. In addition, our work in gene analysis has led to our development of significant therapeutic product candidates, four of which are currently in clinical trials, and three are in preclinical studies. In the course of our research and development activities, we have built what we believe is a significant patent position (comprised of 38 issued U.S. patents, approximately 162 issued foreign patents and numerous pending applications worldwide) around our core technologies.

The business activities of the Company are performed by the Company's three wholly owned subsidiaries--Enzo Life Sciences, Inc., Enzo Therapeutics, Inc., and Enzo Clinical Labs, Inc. ("Enzo Life Sciences", "Enzo Therapeutics" and "Enzo Clinical Labs", respectively). These activities are: (1) research and development, manufacturing and marketing of biomedical research products and tools through Enzo Life Sciences and research and development of therapeutic products through Enzo Therapeutics, and (2) the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 3 of the Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

At April 30, 2003, our cash and cash equivalents totaled $79.1 million an increase of $12.0 million from July 31, 2002. We had working capital of $99.7 million at April 30, 2003 compared to $93.0 million at July 31, 2002.

Net cash provided by operating activities for the nine months ended April 30, 2003 was approximately $12.9 million as compared to net cash provided by operating activities of $5.6 million for the nine months ended April 30, 2002. The increase in net cash provided by operating activities from the 2002 period to the 2003 period was due to the increase in net income combined with the net change in operating assets and liabilities compared to the prior year primarily a reduction of accounts receivable.

Net cash used in investing activities increased approximately $.2 million for the nine months ended April 30, 2003 as compared to April 30, 2002. The increase was primarily due to an increase in capital expenditures.

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

Results of Operations

Nine months ended April 30, 2003 compared with nine months ended April 30, 2002

Revenues from operations increased to $42.1 million for the nine months ended April 30, 2003, as compared to $40.2 million for the nine months ended April 30, 2002. The revenue growth was due to an increase of $2.3 million in revenues from our research product sales operations offset by a decrease of $.4 million in revenues from the clinical reference laboratory operation over revenues for such activities in the prior year.

The growth of revenue in research product sales was due primarily to an increase in the orders in this period of the research products of labeling and detection reagents. This increase in revenue for the nine months ended April 30, 2003 related to shipments to one specific distributor. There can be no assurances that level of revenue for this period from the distributor will continue at the same level in the future. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. Such consideration is netted against revenue.

The decrease in the clinical laboratory services revenue for the nine months ended April 30, 2003 as compared to the prior year was due primarily to reduced reimbursement rates which have been experienced from various third party payors. Clinical laboratory services are provided to patients covered by various third party payor programs, including Medicare and health maintenance organizations ("HMO's"). Billings for services are included in revenue net of allowances for contractual discounts and allowances paid for differences between the amounts billed and the estimated amount to be paid.

The cost of sales for research products increased by approximately $1.5 million during this period as compared to last year same period. This increase was due to the increase in volume of the sales of research products and the expansion of the manufacturing and processing facilities.

The cost of clinical laboratory services decreased by $.8 million during this period primarily due to a reduction in personnel costs and reduced level of direct operating expenditures based on the decreased volume of tests ordered. Also, the improved efficiency of performing certain esoteric tests in-house that reduced certain other expenses.

Research and development expenses were comparable to the prior period.

Selling expenses increased by approximately $0.8 million primarily due to an increase in costs associated with the orders shipped of research products of labeling and detection reagents.

General and administrative expenses increased by approximately $1.2 million due to an increase in legal expenses associated with our patent litigation proceedings.

The Company's provision for uncollectible accounts receivable decreased by $2.5 million, primarily due to the effect of an improved mix of third party payers and improved collection procedures, as well as the decline in revenue at the clinical laboratory.

Interest income was comparable to prior period.

For the nine month periods ending April 30, 2003 and 2002 we recorded a provision for income taxes that was based on the combined effective federal, state and local income tax rates.

Net income amounted to $6.4 million, compared with $5.2 million a year ago. Per share earnings, fully diluted, amounted to $.21 for the nine months ended April 30, 2003, compared with $.17 per share in the corresponding year-earlier period.

Three months ended April 30, 2003 compared with three months ended April 30,
2002

Revenues from operations decreased to $11.6 million for the three months ended April 30, 2003, as compared to $15.0 million for the three months ended April 30, 2002. The revenue decline was due to a decrease of $4.1 million in revenues from our research product sales operations offset by an increase of $.7 million in revenues from the clinical reference laboratory operation over revenues for such activities in the prior year.

The decline of revenue in research product sales was due primarily to a decrease in the orders in this period of the research products of labeling and detection reagents. This decrease in revenue for the three months ended April 30, 2003 related to shipments to one specific distributor. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. Such consideration is netted against revenue.

The increase in the clinical reference laboratory division was primarily due to an increased volume of higher priced esoteric tests.

The cost of sales for research products increased approximately $0.1 million during this period as compared to last year same period. This increase was primarily due to increased personnel headcount in the manufacturing area of research products.

The cost of clinical laboratory services increased by $0.2 million during this period primarily due to an increase in costs related to the higher priced esoteric tests.

Research and development expenses decreased approximately $0.2 million during this period as compared to last year same period due to lower clinical trial costs.

Selling expenses increased by $0.1 million due to an increase in marketing activities.

The Company's provision for uncollectible accounts receivable decreased by $0.4 million, primarily due to the effect of an improved mix of third party payers and improved collection procedures.

General and administrative expenses decreased by approximately $0.9 million due to a change in law firms associated with our patent litigation activities.

Interest income was comparable to prior year.

For the three-month periods ending April 30, 2003 and 2002 we recorded a provision for income taxes that was based on the combined effective federal, state and local income tax rates.

Net income amounted to $1.2 million, compared with $2.6 million a year ago. Per share earnings, fully diluted, amounted to $.04 in the second quarter of fiscal 2003, compared with $.08 per share in the corresponding year-earlier period.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's earnings and cash flows are subject to fluctuations due to changes in interest rates primarily from its investment of available cash balances in investment grade corporate and U.S. government securities. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

                           PART II - Other Information

Item 1.  Legal Proceedings

In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. On January 26, 2001, the court granted the defendants' motion for summary judgment that the Company's patent is invalid. On July 15, 2002, the Court of Appeals for the Federal Circuit reversed the judgment of invalidity and remanded the case to the district court for further proceedings. In March 2003, settlements have been reached with bioMerieux and Chugai; terms were not disclosed. There can be no assurance that the Company will be successful in the on-going proceedings. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact.

On March 6, 2002, the Company was named, along with certain of its officers and directors among others, in a complaint entitled Lawrence F. Glaser and Maureen Glaser, individually and on behalf of Kimberly, Erin, Hannah, and Benjamin Glasser v. Hyman Gross, Barry Weiner, Enzo Biochemical Inc., Elazar Rabbani, Shahram Rabbani, John Delucca, Dean Engelhardt, Richard Keating, Doug Yates and Docs 1-50, in the U.S. District Court for the Eastern District of Virginia. The complaint was filed by an investor in the Company who has filed for bankruptcy protection and his family. The complaint alleged securities and common law fraud and breach of fiduciary duty and seeks in excess of $150 million in damages. On August 22, 2002, the complaint was voluntarily dismissed; however a new substantially similar complaint was filed at the same time. On October 21, 2002, the Company and the other defendants filed a motion to dismiss the complaint, and the plaintiffs responded by amending the complaint and dropping their claims against defendants Keating and Yates. On November 18, 2002, the Company and the other defendants again moved to dismiss the Amended Complaint. In mid-April 2003, the Court granted the defendants' motion to dismiss the Amended Complaint but stated that its opinion would follow at a later date. To date, the Court has not issued its written opinion or stated whether its dismissal would be with or without prejudice. In any event, the Company does not believe that the complaint has any merit and intends to continue to defend vigorously.

In March 2002, Enzo Life Sciences, a subsidiary of the Company, filed suit in the United States District Court for the District of Delaware against Digene Corp., charging it with infringing the Company's U.S. Patent No. 6,221,581 B1, which concerns a novel process for detecting nucleic acids of interest. On May 31, 2002, Digene filed counterclaims in that suit against Enzo Life Sciences and the Company, including business tort counterclaims relating to the `581 patent. Digene further contends that the Company has caused it substantial damage by interfering with business and financial opportunities. There can be no assurance that the Company and Enzo Life Sciences will be successful in these proceedings. However, even if Enzo Life Sciences is not successful in its patent infringement suit, management does not believe that there will be a significant adverse monetary impact. With respect to Digene's counterclaims, the Company and Enzo Life Sciences believe them to be without merit and intend to defend themselves vigorously. No trial date has been set, but current indications are that the case will be scheduled for trial in the first part of 2004.

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants' breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants' infringement of patents covering the same. In April, 2003, the Court directed that individual complaints be filed separately against each defendant. Enzo has done so and has added Yale University ("Yale") for technical reasons relating to its standing to enforce the four Yale patents of which Enzo is exclusive licensee. Yale and Enzo are aligned in protecting the validity and enforceability of the subject patents. In June, 2003, the Court directed all parties to submit a stipulation setting forth dates for the completion of discovery. A stipulation to this effect is currently being negotiated and is likely to provide for discovery to take place through early 2004, with a trial to take place in 2004. Defendants have not yet answered the individual complaints although it is anticipated that the answers, when filed, will include a number of affirmative defenses and, possibly, counterclaims. There can be no assurance that the Company will be successful in this litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact.

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




                                                   ENZO BIOCHEM, INC.
                                                             (registrant)




Date: June 12, 2003                                by:  /s/ Barry Weiner
                                                   ----------------------------
                                                   Chief Financial Officer

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

            June 12, 2003                           __________________________
                                                    /s/  Elazar Rabbani, Ph.D.
                                                    Chief Executive Officer

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

            June 12, 2003
                                                -----------------------
                                                /s/  Barry Weiner
                                                Chief Financial Officer