Form 10-K
period 2003-07-31
ENZO BIOCHEM INC
filed 2003-10-29
CIK 316253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

                                                        or

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to ___________________

                        Commission File Number 001-09974

                               ENZO BIOCHEM, INC.
                              -------------------
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

                                 (631) 755-5500
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

(Title of each class)                (Name of each exchange on which registered)

Common Stock, $.01 par value         The New York Stock Exchange
---------------------                -------------------------------------------

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

                             Yes [X]          No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                             Yes [X]          No [_]

     The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of January 31, 2003, the last business of the registrant's most recently completed second fiscal quarter, was approximately $307,851,100. As of October 7, 2003, the Registrant had 30,007,298 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held January 14, 2004 are incorporated by reference into Part III.

                                     PART I

Item 1.  BUSINESS

OVERVIEW

     Enzo Biochem, Inc. (the "Company" or "Enzo") is a leading life sciences and biotechnology company focused on harnessing genetic processes to develop research tools, diagnostics and therapeutics. Enzo also provides diagnostic services to the medical community. Since our formation in 1976, we have concentrated on developing enabling technologies for detecting and identifying genes and for modifying gene expression. These technologies are generally applicable for the diagnosis of infectious and other diseases and form the basis for a portfolio of over 300 products marketed to the biomedical and pharmaceutical research markets. We are further using these technologies as a platform for our planned entry into the clinical diagnostics market. In addition, our work in gene analysis has led to our development of significant therapeutic product candidates, several of which are currently in clinical trials, and several are in preclinical studies. In the course of our research and development activities, we have built what we believe is a significant patent position (comprised of 42 issued U.S. patents, over 190 issued foreign patents and various pending applications worldwide) around our core technologies.

     The business activities of the Company are performed by one of the Company's three wholly owned subsidiaries--Enzo Life Sciences, Inc., Enzo Therapeutics, Inc., and Enzo Clinical Labs, Inc. These activities are: (1) research and development, manufacturing and marketing of biomedical research products and tools through Enzo Life Sciences and research and development of therapeutic products through Enzo Therapeutics, and (2) the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 13 of the Notes to Consolidated Financial Statements.

     The Company's primary sources of revenue have historically been from sales of research products utilized in life science research and from the clinical laboratory services provided to the healthcare community. For the fiscal years ended July 31, 2003 and 2002, respectively, approximately 44% and 48% of the Company's operating revenues were derived from product sales and approximately 56% and 52% were derived from clinical reference laboratory services.

MARKETS

     BACKGROUND

     DNA is the source of biological information that governs the molecular mechanisms underlying life. This information is stored in the linear sequences of nucleotides that comprise DNA. The sequence of the human genome, comprising over 30,000 genes, has been identified. The challenge for the next decade will be the determination of the function and relevance of each gene. This information will facilitate the understanding of biological mechanisms and how variations and mutations in such mechanisms result in disease, enabling more rapid and accurate detection of specific diseases and the development of new therapeutics to treat them.

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

CLINICAL DIAGNOSTICS

     The clinical diagnostics market, currently has been reported by industry sources to be a greater than $20 billion. It is comprised of a broad range of tests such as clinical chemistry, microbiology, immunoassay, blood screening and cancer screening. Many of these tests employ traditional technologies, such as immunoassays and cell culture technologies, for the detection of diseases. Immunoassays use antibodies directed against a specific target, or antigen, to detect that antigen in a patient sample. Cell culturing uses nutrients media to grow, isolate and visually detect the presence of microorganisms.

     There are several drawbacks to these technologies. Immunoassays do not allow for early detection of diseases because they require minimum levels of antigens to be produced by the microorganism for detection. These levels vary by microorganism, and the delay involved could be several days or several years, as seen in HIV/AIDS. Cell cultures are slow, labor intensive and not amenable to all microorganisms. For example, gonorrhea and chlamydia are difficult to culture.

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

     According  to  recognized  industry  sources,   the  market  for  molecular
diagnostic tools, assays and other products was thought to be $1.9 billion in 2002, growing to $3.1 billion in 2005 as a result of:

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

     Genetic medicine or gene therapies involve the insertion of a gene into a cell. The inserted gene biologically manufactures the therapy on an ongoing basis. This gene may be inserted to enable a beneficial effect or to disable a pathological mechanism within the cell. For example, the gene may be inserted to replace a missing or malfunctioning gene responsible for synthesizing an essential protein. On the other hand, a gene coding for a molecule to deactivate either an overactive gene or a gene producing an unwanted protein may be inserted. As a permanent addition to the cellular DNA, the inserted gene produces RNA and/or proteins where needed.

     A major challenge in designing gene therapy medicines has been the efficient and safe delivery of the gene to the appropriate target cell. Gene delivery is often accomplished using a delivery vehicle known as a vector. A critical quality of the vector is its ability to bind to the target cell and effectively delivers, or transduce, the gene into the cell. It is also critical that the DNA of the vector not produce proteins or antigens that can trigger an adverse immune response.


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

     LEVERAGE MARKETING AND DISTRIBUTION INFRASTRUCTURE OF LEADING LIFE SCIENCES COMPANIES

     In addition to our direct sales, we distribute our research products through leading producers of gene analysis formats and other life sciences companies. By partnering with these industry leaders, we are able to leverage their established marketing and distribution infrastructure to expand the market for our products. During fiscal 2003, we have distribution agreements with, among others, Roche Diagnostic Systems, Amersham PLC, Perkin-Elmer Life Sciences and Affymetrix, Inc. The Company gave notice on October 28, 2003 that it was terminating its agreement with Affymetrix effective November 12, 2003. See Item
3. Legal Proceedings.

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

     PRE-FORMATTED IN SITU KITS. Our pre-formatted IN SITU kits include all of the components necessary to identify or detect a gene in a cell or tissue on a glass slide. These components include specific labeled non-radioactive nucleic acid probes on a glass slide, signaling reagents and buffers. We offer probes that will detect a variety of infectious agents, such as human papillomavirus
(HPV), HBV, cytomegalovirus (CMV) and chlamydia. We market these kits under the PATHOGENE(R) brand name. These kits target the pathology market.

     PRE-FORMATTED MICROPLATE KITS. Our pre-formatted microplate kits include all of the components necessary to identify or detect a gene in a microplate assay. These components include specific labeled non-radioactive nucleic acid probes on a microplate, signaling reagents and buffers. We offer probes that will detect a variety of infectious agents, such as HIV, HBV and tuberculosis. This microplate format enables the development of probe-based tests that can be readily automated and quantified.

     MEMBRANE KITS. Our membrane kits include all of the reagents and buffers necessary to perform a gene analysis on a membrane. The researcher will supply the probe required for their individual needs. Membrane technology is broadly used in life sciences research. We market these kits under the MAXSENSE(R) brand name.

     LABELED PROBES. We have developed a line of non-radioactive nucleic acid probes that have been chemically-labeled to allow detection of infectious agents. We offer labeled probes that can detect such infectious agents as adenovirus, HBV, cytomegalovirus (CMV), herpes simplex virus (HSV) and chlamydia, as well as certain oncogenes. These probes can be used in hybridization and detection assays in the format chosen by the researcher. These probes are broadly sold into the life sciences research market under the BIOPROBE(R) brand name.

     LABELING AND SIGNALING REAGENTS. We have developed an extensive line of nucleic acid labeling and detections reagent and kits that are designed for the life sciences research market. The products are used by scientists to identify and detect genes on certain formats. Our line of kits for the labeling of nucleic acids for the study of specific gene expression are marketed under the BIOARRAY(R) brand name.

     Research product revenue from one major distributor represented approximately 22%, 23% and 12% of the consolidated revenues in fiscal 2003, 2002 and 2001, respectively, under a non-exclusive distribution and supply agreement. Research product revenue from this one major distributor accounted for approximately 50% and 49% of the Company's total research product revenues in fiscal 2003 and 2002, respectively. At July 31, 2003 and 2002, 0% and 18% respectively of the Company's net accounts receivable relate to amounts due from the one major distributor.

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

     According to the World Health Organization, there were 42 million individuals worldwide living with HIV infection during 2002. There were 5 million new infections and 3.1 million deaths from HIV during that same year. At present, two classes of products have received FDA marketing approval for HIV-1 infection: reverse transcriptase inhibitors and protease inhibitors. These drugs are typically used in combination and may require more than a dozen tablets to be taken at specific times each day. The cost for treatment of HIV infected individuals, once the disease has progressed to AIDS, is estimated to exceed $38,000 per person annually.

     While combination therapy slows the progression of disease, it is not a cure. HIV's rapid rate of mutation results in the development of viral strains that no longer respond to these medications. This problem is often exacerbated by interruptions in dosing, as non-compliance is common in patients on combination therapies. Moreover, currently approved drugs produce toxic side-effects in many patients, affecting a variety of organs and tissues, including the peripheral nervous system and gastrointestinal tract, which side-effects also often result in patients interrupting or discontinuing therapy.

     HGTV43(TM) GENE MEDICINE. HGTV43 is Enzo's proprietary STEALTHVECTOR(TM) carrying anti-HIV-1 antisense RNA genes directed against the genes responsible for viral replication. HGTV43 is designed to deliver the antisense genes to targeted blood cells of subjects infected with HIV-1. These genes are incorporated into the DNA of the blood cells, and subsequent production of the antisense RNA prevents replication of the virus, providing resistance to the virus.

     Preclinical IN VITRO studies, performed in conjunction with our academic collaborators, demonstrated resistance to HIV-1 in human immune cells into which the antisense genes had been inserted. Our Phase I clinical trial of the HIV-1 gene medicine is in the follow up phase. In this study, white blood cell precursors, known as stem cells, were collected from the subjects. These stem cells were then treated EX VIVO with our Stealth Vector(R) HGTV43 transducing vector and infused into the subject. Results of the trial have shown that all subjects tolerated the procedure and that anti-HIV-1 antisense RNA continued to be expressed in the subjects' circulating white blood cells, the longest running subject at 48 months to date.

     o    all subjects tolerated the procedure;

     o anti HIV-1 antisense RNA was detected in the circulation of subjects, the longest at 48 months to date;

     o purified CD4+ cells from all evaluable subjects were tested for the presence of anti HIV-1 antisense RNA and these cells contained the antisense RNA;

     o CD34+ cells from the bone marrow of all subjects were tested for the presence of anti HIV-1 antisense RNA between 6 months and 20 months after infusion and these cells contained the antisense RNA.

     Based on these Phase I trial results demonstrating long-term survival and functioning of antisense RNA in white blood cells, including CD4+ cells, we are preparing for the next phase of the study in which we will test strategies to increase the percentage of CD4+ cells that contain the anti-HIV-1 antisense genes.

     One arm of the next phase of clinical trials is expected to be conducted at New York Presbyterian Hospital-Cornell Medical Center. Enzo's protocol for this phase of the study was successfully presented to and approved by the National Institutes of Health Recombinant DNA Advisory Committee (RAC) and Cornell's Institutional Review Board ("IRB".) The Cornell site will focus on a strategy to increase the percentage of engineered CD4+ cells by using a combination of radiation and immune conditioning. We anticipate beginning expanded studies of the trial at additional sites.

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

     HBV is a viral pathogen that can lead to a condition in which the body destroys its own liver cells through an immune response. This condition is commonly referred to as chronic active hepatitis. According to the latest figures published by the World Health Organization, approximately 2 billion people are infected by HBV, of whom an estimated 350 million are chronically infected and therefore at risk of death from liver disease.

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

     Based on these results, the Company is going forward to bring the manufacturing in house preparing to begin a multi-center Phase II random-label double blind clinical study.

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

     There is currently no effective treatment for these diseases. Human subjects are managed during short-term episodes through the use of anti-inflammatory medications, or immunosuppressants, that provide symptomatic relief over short periods of time, but do not provide a cure. These drugs are all based on a generalized suppression of the immune response and are non-specific. As such, they have considerable side effects and cannot be used for long periods of time because of their inherent toxicity.

     Enzo is currently conducting a Phase II randomized double-blind clinical trial of our innovative immune regulation medicine for treatment of Crohn's Disease. This current trial follows a successful open label Phase I study in which the drug was administered to ten human subjects. During the course of the treatment, all human subjects showed a clinical response to the treatment. The treatment is based on successful preclinical results achieved in an animal model system. The preclinical study results showed that when laboratory animals with experimentally induced colitis were given specific proteins by oral administration, a remission of the condition was seen. The experimental animals exhibited a marked amelioration of the symptoms, including significant reduction in tissue inflammation, as well as a decrease in the levels of gamma interferon in the serum, both indicative of remission.

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

     We are conducting pre-clinical and animal studies at Hadassah University Hospital. The results of these studies have demonstrated that our immune regulation technology could be effective in treating GvHD. Currently, clinical studies are in development.

CLINICAL LABORATORY SERVICES

     We operate a regional clinical reference laboratory that offers full diagnostic services to the greater New York medical community. The services we provide include chemistry, blood tests, cytology studies, tissue pathology, hormone studies and screening for cancer and infectious diseases. We provide these services primarily to physicians and other clinical laboratories.

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

     We operate a clinical reference laboratory on Long Island and fifteen satellite patient service centers in the greater New York area. Patient service centers collect the specimens as requested by physicians. The specimens are sent through our in-house courier system to our Long Island laboratory facility for testing. We also operate a STAT laboratory in Manhattan. A "STAT" lab is a laboratory that has the ability to perform certain routine tests quickly and report results to the physician immediately.

     Patient specimens are delivered to our facilities accompanied by a test request form. These forms, which are completed by the physician, indicate the tests to be performed and provide the necessary billing information. Once this information is entered into the computer system, the tests are performed and the results are entered primarily through a computer interface or manually. Most routine testing is completed by early the next morning, and test results are printed and prepared for distribution. Some physicians have computers and or local printer capabilities to have reports printed out directly in their offices. Physicians who request that they be called with a result are so notified in the morning.

     We utilize our clinical reference laboratory to evaluate and demonstrate the benefits of our internally developed gene-based diagnostic products. In addition, our laboratory is currently performing gene-based tests in support of our HIV-1 clinical studies.

     Approximately 83% at July 31, 2003 and 69% at July 31, 2002, of the Company's net accounts receivable relates to its clinical reference laboratory business, which operates in the New York Metropolitan area. The Company believes that the concentration of credit risk with respect to clinical laboratory's accounts receivable is limited due to the diversity of the Company's client base and to the various numbers of insurance carriers and the numerous individual patient accounts. As is standard in the health care industry, substantially all of the Company's clinical laboratory's accounts receivable are with numerous third party insurance carriers and individual patient accounts. However, the Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during the years ended July 31, 2003, 2002 and 2001 were approximately 11%, 10% and 10%, respectively, of the Company's total revenue. The clinical reference laboratory industry is characterized by a significant amount of uncollectible accounts receivable related to the inability to receive accurate and timely billing information in order to forward it on to the third party payors for reimbursement, and the inaccurate information received from the covered individual patients for unreimbursed unpaid amounts. The Company's provision for uncollectible accounts receivable is within historical expectations.

RESEARCH & DEVELOPMENT

     Our principal research and development efforts are directed toward expanding our research and diagnostic product lines, as well as developing innovative new therapeutic products to meet unmet market needs. We have developed our core research expertise in genomics through 25 years of dedicated focus in this area. We conduct our research and other product development efforts through internal research and collaborative relationships. In the fiscal years ended July 31, 2003, 2002 and 2001, the Company incurred costs of
$8,311,000,   $6,179,000  and   $6,081,000,   respectively,   for  research  and
development activities.

INTERNAL RESEARCH PROGRAMS

     A staff of approximately 30 professionals and scientists performs our internal research and development activities, centered in Farmingdale, New York. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

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

DIRECT SALES AND MARKETING EFFORT

     We internally market our products through our catalogue, direct field sales and telemarketing, as well as through our e-commerce web site. We maintain a team of professionals to perform direct field sales and telemarketing activities. Our worldwide marketing efforts also consist of advertisements in major scientific journals, direct mailings to researchers', presentations at scientific seminars and exhibitions at scientific meetings.

SUPPLY AND DISTRIBUTION ARRANGEMENTS

     We also distribute our products through leading life sciences companies. These companies include manufacturers of instruments for gene analysis, where our reagents are critical for the identification and detection of genes and nucleic acid sequences. Through these arrangements, we are able to leverage the established marketing and distribution infrastructure of these companies. During fiscal 2003, we have distribution agreements with, among other companies:

     o Affymetrix, Inc. (the Company gave notice on October 28, 2003 that it was terminating its agreement with Affymetrix effective November 12, 2003; See Item 3. Legal Proceedings) ;

     o    Dako;

     o    Perkin Elmer Life Sciences;

     o    Ortho Diagnostics;

     o    Roche Diagnostics;

     o    VWR International;

     o    Amersham PLC.

COMPETITION

     We compete with other life science and biotechnology companies, as well as pharmaceutical, chemical and other companies. Competition in our industry is intense and is expected to increase. Many of these companies are performing research in the same areas as we are. Some of these competitors are larger than we are and have greater financial resources than we do. The primary competitive factors in our industry are the ability to create scientifically advanced technology, successfully develop and commercialize products on a timely basis, establish and maintain intellectual property rights and attract and retain a breadth and depth of human resources.

     Our clinical laboratory services business competes with numerous national and local entities, some of which are larger than we are and have greater financial resources than we do. Our laboratory competes primarily on the basis of the quality and specialized nature of its testing, reporting and information services, its reputation in the medical community, the pricing of its services, its reliability and speed in performing diagnostic tests, and its ability to employ qualified laboratory personnel.

INTELLECTUAL PROPERTY

     We consider our intellectual property program to be a key asset and a major strategic component to the execution of our business strategy. A broad portfolio of issued patents and pending patent applications supports our core technology platforms. Our policy is to seek patent protection for our core technology platforms, as well as for ancillary technologies that support these platforms and provide a competitive advantage.

     At the end of fiscal 2003 we owned or licensed 42 U.S. and over 190 foreign patents relating to products, methods and procedures resulting from our internal or sponsored research projects. Patents relating to the BioProbe(R) nucleic acid probe system have issued in the U.S. and Europe. There can be no assurance, however, that patents will be issued on pending applications or that any issued patents will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology. We also rely on our trade secrets and continuing technological innovation. We require each of our employees to sign a confidentiality agreement that prohibits the employee from disclosing any confidential information about us, including our technology or trade secrets.

     In some instances, we may enter into royalty agreements with collaborating research parties in consideration for the commercial use by us of the developments of their joint research. In other instances the collaborating party might obtain a patent, but we receive the license to use the patented subject matter. In such cases, we will seek to secure exclusive licenses. In other instances, we might have an obligation to pay royalties to, or reach a royalty arrangement with, a third party in consideration of our use of developments of such third party. We have an exclusive licensing agreement with Yale for the technology used in nucleic acid probe products. That agreement covers licensed patents owned by Yale and licensed to us for the life of the patents, which expire not earlier than 2004. The Research Foundation of the State University of New York has granted us the exclusive rights to a genetic engineering technology using antisense nucleic acid control methodologies.

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

     Any gene medicine products that we develop will require regulatory review before clinical trials, and additional regulatory clearances before commercialization. New human gene medicine products, as therapeutics, are subject to regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which we will have to comply are uncertain at this time because of the novelty of the human gene therapies currently under development. The FDA on a case-by-case basis currently reviews each protocol. The FDA has published "Points to Consider" guidance documents with respect to the development of gene medicine protocols. The National Institutes of Health ("NIH") is also involved in the oversight of gene therapies and the FDA has required compliance with certain NIH requirements.

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

     The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension or termination of clinical trials if an unwarranted risk is presented to patients. Human gene medicine products are a new category of therapeutics. There can be no assurance regarding the length of the clinical trial period, the number of patients that the FDA will require to be enrolled in the clinical trials in order to establish the safety, purity and potency of human gene medicine products, or that the clinical and other data generated will be acceptable to the FDA to support marketing approval.

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

REGULATION OF DIAGNOSTICS

     The diagnostic products that are developed by our collaborators or us are likely to be regulated by the FDA as medical devices. Unless an exemption applies, medical devices must receive either "510(k) clearance" or pre-market approval ("PMA") from the FDA before marketing them in the United States. The FDA's 510(k) clearance process usually takes from four to 12 months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

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

     Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or deemed not substantially equivalent to a legally marketed class I or class II predicate device, or to a preamendment class III device for which PMAs have not been called, are placed in class III. Such devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA's satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, it's labeling or its manufacturing process.

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

     Any devices that we manufacture or distribute will be subject to a host of regulatory requirements, including the Quality System Regulation (which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures), the Medical Device Reporting regulation (which requires that manufacturers report to the FDA certain types of adverse events involving their products), labeling regulations, and the FDA's general prohibition against promoting products for unapproved or "off label" uses. Class II devices also can have special controls such as performance standards, post market surveillance, patient registries, and FDA guidelines that do not apply to class I devices. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.

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

     CLIA places all tests into one of three categories of complexity (waived, moderate complexity and high complexity) and establishes varying requirements depending upon the complexity category of the test performed. A laboratory that performs high complexity tests must meet more stringent requirements than a laboratory that performs only moderate complexity tests, while those that perform only waived tests may apply for a certificate of waiver from most of the requirements of CLIA. Our facility is certified to perform highly complex tests. In general, the HHS regulations require laboratories that perform high or moderate complexity tests to implement systems that ensure the accurate performance and reporting of test results, establish quality control and quality assurance systems ensure hiring of personnel that meet specified standards, engage in proficiency testing by approved agencies and undergo biennial inspections.

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

     In March 1996, HCFA (now, the Center for Medicare and Medicaid  Services or
CMS) implemented changes in the policies used to administer Medicare payments to clinical laboratories for the most frequently performed automated blood chemistry profiles. Among other things, the changes established a consistent standard nationwide for the content of the automated chemistry profiles. Another change requires laboratories performing certain automated blood chemistry profiles to obtain and provide documentation of the medical necessity of tests included in the profiles for each Medicare beneficiary. Reimbursements have been reduced as a result of this change. Because a significant portion of our costs is fixed, these Medicare reimbursement reductions and changes have a direct adverse effect on our net earnings and cash flows. Future changes in Federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could result in material adverse effect on our business. In addition, reimbursement disapprovals by the third party payors, commercial insures and health maintenance organizations, reductions or delays in the establishment of reimbursement rates, and carrier limitations on the insurance coverage of the Company's services or the use of the Company as a service provider could have a negative effect on the Company's future revenues.

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

     In recent years, the Federal Stark law, as well as New York State law, has also placed restrictions on the supplies and other items that laboratories may provide to their clients. These laws specify that laboratories may only provide clients with items or devices that are used solely to collect, transport or store specimens for the laboratory or to communicate results or tests. Items such as biopsy needles, snares and reusable needles are specifically prohibited from being supplied by laboratories to their clients. These laws represent a significant deviation from practices that previously occurred throughout the industry.

     In February 1997, the OIG released a model compliance plan for laboratories. One key aspect of the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. These requirements, and their likely effect on physician test ordering habits, focus on chemistry tests, especially routing tests, rather than on anatomic pathology services or the non-automated tests, which make up the majority of the Company's business measured in terms of net revenues. Nevertheless, they potentially could affect physicians test ordering habits more broadly. The Company is unable to predict whether, or to what extent, these developments may have an impact or the utilization of the Company's services.

     The Company seeks to structure its arrangements with physicians and other customers to be in compliance with the anti-kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. In addition, in order to address these various Federal and state laws, the Company have developed its own Corporate Compliance Program based upon the OIG' model program. The Company's Program focuses on establishing clear standards, training and monitoring of the Company's billing and coding practices. Furthermore, as part of this Program, the Company's Corporate Compliance Committee meets on a regular basis to review various operations and relationships as well as to adopt policies addressing these issues.

     However, the Company is unable to predict how the laws described above will be applied in the future, and no assurances can be given that its arrangements or processes will not become subject to scrutiny under these laws.

     CONFIDENTIALITY OF HEALTH INFORMATION

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was signed into law on August 21, 1996, and it includes "administrative simplification" provisions designed to standardize common electronic transactions in health care and to protect the security and privacy of health information. Congress' purpose in promulgating HIPAA was to increase the efficiency of health care transactions while, at the same time, protecting the confidentiality of patient information. Final regulations have been adopted for electronic transaction, privacy and security standards. Further, final regulations adopting a national employer identifier to be used in electronic health care transactions have been finalized. These provisions have very broad applicability and they specifically apply to health care providers, which include physicians and clinical laboratories.

     The electronic transaction standards regulations create guidelines for certain common health care transactions. With certain exceptions, these standards require that when we conduct certain transactions electronically with another provider, clearinghouse or health plan we must comply with the standards set forth in the regulations. The regulations establish standard data content and format for submitting electronic claims and other administrative health transactions. All health care providers will be able to use the electronic format to bill for their services and all health plans and providers will be required to accept standard electronic claims, referrals, authorizations, and other transactions. The Company believes it is in compliance with these standards. Despite the initial costs, the use of uniform standards for all electronic transactions could lead to greater efficiency in processing claims and in handling health care information.

     The privacy regulations, which went into effect in April 2003, create specific requirements for the use and disclosure of protected health information ("PHI"). We are required to maintain numerous policies and procedures in order to comply with these requirements. Furthermore, we need to continuously ensure that there mechanisms to safeguard the PHI, which is used or maintained in any format (E.G., oral, written, or electronic). Failure to comply with these requirements can result in criminal and civil penalties.

     The security regulations, which were finalized on February 20, 2003 and go into effect in April 20, 2005, require us to ensure the confidentiality, integrity and availability of all electronic protected health information ("EPHI") that we create, receive, maintain, or transmit. We have some flexibility to fashion our own security measures to accomplish these goals, but, in general, the starting point is to determine what security measures we need to take. The security regulations strongly emphasize that we must conduct an accurate and thorough assessment of the potential risks and vulnerabilities of the confidentiality, integrity and availability of our EPHI and then document our response to the various security regulations on the basis of that assessment.

     Complying with the electronic transaction, privacy and security rules will require significant effort and expense for virtually all entities that conduct health care transactions electronically and handle patient health information. We have already implemented almost all of the requirements of the privacy and electronic transactions standards and will now focus on the security regulations; however, at this time, because we have not yet completed the required security risk assessment, we are unable to estimate the total cost or impact of the regulations.

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

     OCCUPATIONAL SAFETY

     In addition to its comprehensive regulation of safety in the workplace, the Federal Occupational Safety and Health Administration ("OSHA") has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. The Federal Drug Enforcement Administration regulates the use of controlled substances in testing for drugs of abuse. We are also subject to OSHA's requirement that employers using hazardous chemicals communicate the properties and hazards presented by those chemicals to their employees. We believe that we are in material compliance with these OSHA requirements. Our failure to comply with those regulations and requirements could subject us to tort liability, civil fines, criminal penalties and/or other enforcement actions.

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

     We believe that we are in material compliance with applicable environmental, safety and health laws and that our continual compliance with these laws will not have a material adverse effect on our business. All of our laboratories are operated in accordance with applicable federal and state laws and regulations relating to hazardous substances and wastes, and we use qualified third-party vendors to dispose of biological specimens and other hazardous wastes. Although we believe that we comply in all material respects with such federal, state and local laws, our failure to comply with those laws could subject us to denial of the right to conduct business, civil fines, criminal penalties and/or other enforcement actions. Environmental contamination resulting from spills or disposal of hazardous substances generated by our operations, even if caused by a third-party contractor or occurring at a remote location could result in material liability.

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

EMPLOYEES

     As of July 31, 2003, we employed 218 full-time and 37 part-time employees. Of the full-time employees, 50 were engaged in research, development, manufacturing, administrative support and marketing of research products and 168 at the clinical reference laboratories. Our scientific staff possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that the relationships we have established with our employees are good.

INFORMATION SYSTEMS

     Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics, and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology (IT) systems. Despite safeguards and controls that are in place, sustained or repeated system failures that may interrupt our ability to process test orders, deliver test results or perform tests in a timely manner could adversely affect our reputation and result in a loss of customers and net revenues.

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

AVAILABLE INFORMATION

     We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is WWW.ENZO.COM and you can find these reports under "Investor Information - SEC Filings."

DIRECTORS AND EXECUTIVE OFFICERS

     The following sets forth certain information with regard to directors and executive officers of the Company.

     Directors - The following sets forth certain information regarding directors of the Company who are not executive officers of the Company. Information with respect to directors of the Company who are also executive officers of the Company appears below under the subcaption "Executive Officers." The Company has a classified Board of Directors consisting of three classes.

     JOHN B. SIAS (age 76) has been a Director of the Company since January 1982. Mr. Sias had been President and Chief Executive Officer of Chronicle Publishing Company from April 1993 to September 2000. From January 1986 until April 1993, Mr. Sias was President of ABC Network Division, Capital Cities/ABC, Inc. From 1977 until January 1986, he was the Executive Vice President, President of the Publishing Division (which includes Fairchild Publications) of Capital Cities Communications, Inc.

     JOHN J. DELUCCA (age 60) has been a Director of the Company since January 1982. Since April 2003, Mr. Delucca is Executive Vice President and Chief Financial Officer of REL Consulting Group. Mr. Delucca had been the Chief Financial Officer & Executive Vice President, Finance & Administration of Coty, Inc., from January 1999 to January 2002. From October 1993 until January 1999, he was Senior Vice President and Treasurer of RJR Nabisco, Inc. From January 1992 until October 1993, he was managing director and Chief Financial Officer of Hascoe Associates, Inc. From October 1, 1990 to January 1992, he was President of The Lexington Group. From September 1989 until September 1990, he was Senior Vice President-Finance of the Trump Group. From May 1986 until August 1989, he was senior Vice President-Finance at International Controls Corp. From February 1985 until May 1986, he was a Vice President and Treasurer of Textron, Inc. Before that, he was a Vice President and Treasurer of the Avco Corporation, which was acquired by Textron.

     IRWIN C. GERSON (age 73) has been a Director of the Company since May 8, 2001. From 1995 until December 1998, Mr. Gerson served as Chairman of Lowe McAdams Healthcare and prior thereto had been, since 1986, Chairman and Chief Executive Officer of William Douglas McAdams, Inc., one of the largest advertising agencies in the U.S. specializing in pharmaceutical marketing and communications to healthcare professionals. In February 2000, he was inducted into the Medical Advertising Hall of Fame. Mr. Gerson has a Bachelor of Science in Pharmacy from Fordham University and an MBA from the NYU Graduate School of Business Administration. He is a director of Andrx Corporation, a NASDAQ listed company which specializes in proprietary drug delivery technologies. From 1990-1999, he was Chairman of the Council of Overseers of the Arnold and Marie Schwartz College of Pharmacy and has served as a trustee of The Albany College of Pharmacy and Long Island University.

     STANFORD S.  WARSHAWSKY  (age 66) has been a Director of the Company  since
August 2002. Mr. Warshawsky was Co-President of Arnhold and S. Bleichroeder Holdings from 1994 and a director from 1974 until October 2003, having joined the firm in 1972. He previously was with the law firm of Shearman & Sterling. Mr. Warshawsky is Chairman of First Eagle Funds, Inc., and First Eagle Variable Funds, Inc. Mr. Warshawsky is a member of the New York Stock Exchange's Nominating Committee, of which he also was a former Chairman, and a member of the Big Board's New York Area Firms Advisory Committee. He is a Director of the German-American Chamber of Commerce, a fellow in the Foreign Policy Association and Vice Chairman of the Arthur F. Burns Fellowship. He is a member of the Bar Associations of both New York State and Virginia State. Mr. Warshawsky holds a Bachelor of Business Administration degree from the University of Michigan and a JD from the University Of Virginia School Of Law.

     MELVIN F. LAZAR, CPA (age 64) has been a Director of the Company since August 1, 2002. Mr. Lazar was a founding partner of the public accounting firm of Lazar, Levine & Felix (LLP) from 1969 until October 2002. Mr. Lazar and his firm served the business and legal communities for over 30 years. He is an expert on the topic of business valuations and merger and acquisition activities. Mr. Lazar is a board member and serves as the Chairman of the Audit Committee of privately owned Active Media Services, Inc., the largest corporate barter company in the nation. Mr. Lazar is also a board member and serves as the Chairman of the Audit Committee of Ceco Environmental Corp., which is a provider of innovative solutions to industrial ventilating and air quality problems. Mr. Lazar holds a Bachelor of Business Administration degree from The City College of New York (Baruch College).

     Executive Officers - The following table sets forth the names and positions of all of the current executive officers of the Company:

              NAME                                      POSITION

     Elazar Rabbani, Ph.D.         Chief Executive Officer,
                                   Chairman of the Board of Directors
     Shahram K. Rabbani            Chief Operating Officer, Secretary, Treasurer
     Barry W. Weiner               President, Chief Financial Officer
     Dean Engelhardt, Ph.D.        Executive Vice President
     Norman E. Kelker, Ph.D.       Senior Vice President
     Herbert B. Bass               Vice President of Finance
     Barbara E. Thalenfeld, Ph.D.  Vice President, Corporate Development
     David C. Goldberg             Vice President, Business Development

     DR. ELAZAR RABBANI (age 59) Enzo Biochem's founder has served as the Company's Chairman of the Board of Directors and Chief Executive Officer since its inception in 1976. Dr. Rabbani has authored numerous scientific publications in the field of molecular biology, in particular, nucleic acid labeling and detection. He is also the lead inventor of many of the company's pioneering patents covering a wide range of technologies and products. Dr. Rabbani received his Bachelor of Arts degree from New York University in Chemistry and his Ph.D. in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

     SHAHRAM K. RABBANI (age 51) Chief Operating Officer, Treasurer, Secretary and Director, is a founder and has been with the Company since its inception. He is also President of Enzo Clinical Labs. Mr. Rabbani serves on numerous professional boards, including the New York State Clinical Laboratory Association and Action Long Island. He received a Bachelor of Arts Degree in Chemistry from Adelphi University, located in Long Island, New York.

     BARRY W. WEINER (age 53) President, Chief Financial Officer and Director, is a founder of Enzo Biochem, Inc. He has served as the Company's President since 1996, and previously held the position of Executive Vice President. Before his employment with Enzo, he worked in several managerial and marketing positions at the Colgate Palmolive Company. Mr. Weiner is a Director of the New York Biotechnology Association. He received his Bachelor of Arts degree in Economics from New York University and a Master of Business Administration in Finance from Boston University.

     DR. DEAN ENGELHARDT (age 63) Executive Vice President, has held this position since July 2000. Since joining the Company in 1981, Dr. Engelhardt has held several other executive and scientific positions within Enzo Biochem. In addition, Dr. Engelhardt has authored many papers in the area of nucleic acid synthesis and protein production and has been a featured presenter at numerous scientific conferences and meetings. He holds a Ph.D. degree in Molecular Genetics from Rockefeller University.

     DR. NORMAN E. KELKER (age 64) Senior Vice President, has held this position since 1989. Before this, he was the Company's Vice President for Scientific Affairs. Dr. Kelker has authored numerous scientific papers and presentations in the biotechnology field. He is a member of American Society of Microbiology and the American Association of the Advancement of Science. Dr. Kelker received his Ph.D. in Microbiology and Public Health from Michigan State University.

     HERBERT B. BASS (age 55) Vice President of Finance for the Company and is also Senior Vice President of Enzo Clinical Labs. Before his promotion in 1989 to Vice President of Finance, Mr. Bass served as the Corporate Controller of the Company. Mr. Bass has been with the Company since 1986. From 1977 to 1986, Mr. Bass held various positions at Danziger and Friedman, Certified Public Accountants, the most recent of which was audit manager. For the preceding seven
(7) years, he held various positions at Berenson & Berenson, Certified Public Accountants. Mr. Bass received a Bachelor of Business Administration degree in Accounting from Bernard M. Baruch College, in New York City.

     DR. BARBARA E. THALENFELD (age 63) Vice President of Corporate Development for Enzo Biochem and Vice President of Clinical Affairs for Enzo Therapeutics, has been employed with the Company since 1982. Dr. Thalenfeld has authored over 20 scientific papers in the areas of molecular biology and genetics, and is a member of the American Society of Gene Therapy and the Drug Development Association. Dr. Thalenfeld received her Ph.D. at the Institute of Microbiology at Hebrew University in

Jerusalem and a Master of Science degree in Biochemistry from Yale University. She also completed a Post Doctoral Fellowship in the Department of Biological Sciences at Columbia University.

     DAVID C. GOLDBERG (age 46) Vice President of Business Development for Enzo Biochem and Senior Vice President of Enzo Clinical Labs, has been employed with the company since 1985. He has held several managerial positions within Enzo Biochem. Mr. Goldberg also held management and marketing positions with DuPont-NEN and Gallard Schlesinger Industries before joining the Company. He received a Master of Science degree in Microbiology from Rutgers University and a Master of Business Administration in Finance from New York University.

     Dr. Elazar Rabbani and Shahram K. Rabbani are brothers and Barry W. Weiner is their brother-in-law.

     FORWARD - LOOKING AND CAUTIONARY STATEMENTS

     This Annual Report contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are "forward-looking statements." Forward-looking statements may include the words "believes," "expects," "plans," "intends," "anticipates," "continues" or other similar expressions. These statements are based on the Company's current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company's actual results to differ materially from those described in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These factors and uncertainties include, among others:

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

 (p) Fluctuations in quarterly results resulting from uneven customer order flow.

     These and other risks and uncertainties are disclosed from time to time in the Company's filings with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

Item 2.  PROPERTIES

     The following are the principal facilities of the Company:

                                                      Approximate     Approximate
                                                         Floor           Annual          Expiration
Location                 Principal Operations        Area (sq. ft.)    Base Rent            Date
--------                 --------------------        --------------   -----------        ----------
60 Executive Blvd.    Corporate headquarters,            43,000        $1,302,000     November 30, 2004
Farmingdale, N.Y.     clinical laboratory,
                      research and manufacturing
                      facilities (See note
                      6 of Notes to Consolidated
                      Financial Statements)

527 Madison Ave.      Executive office                    6,400          $288,000     December, 2003
New York, NY

     We believe that the current facilities are suitable and adequate for the Company's current operating needs and the production capacity in such facilities is substantially being utilized.

Item 3.  LEGAL PROCEEDINGS

In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. On January 26, 2001, the court granted the defendants' motion for summary judgment that the Company's patent is invalid. On July 15, 2002, the Court of Appeals for the Federal Circuit reversed the judgment of invalidity and remanded the case to the district court for further proceedings. In March 2003, settlements have been reached with bioMerieux and Chugai; the settlements did not have a material monetary impact on the Company. There can be no assurance that the Company will be successful in the on-going proceedings. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company.

On March 6, 2002, the Company was named, along with certain of its officers and directors among others, in a complaint entitled Lawrence F. Glaser and Maureen Glaser, individually and on behalf of Kimberly, Erin, Hannah, and Benjamin Glasser v. Hyman Gross, Barry Weiner, Enzo Biochemical Inc., Elazar Rabbani, Shahram Rabbani, John Delucca, Dean Engelhardt, Richard Keating, Doug Yates and Docs 1-50, in the U.S. District Court for the Eastern District of Virginia. The complaint was filed by an investor in the Company who has filed for bankruptcy protection and his family. The complaint alleged securities and common law fraud and breach of fiduciary duty and seeks in excess of $150 million in damages. On August 22, 2002, the complaint was voluntarily dismissed; however a new substantially similar complaint was filed at the same time. On October 21, 2002, the Company and the other defendants filed a motion to dismiss the complaint, and the plaintiffs responded by amending the complaint and dropping their claims against defendants Keating and Yates. On November 18, 2002, the Company and the other defendants again moved to dismiss the Amended Complaint. On July 16, 2003, the Court issued a Memorandum Opinion dismissing the Amended Complaint in its entirety with prejudice. Plaintiffs thereafter moved for reconsideration but the Court denied the motion on September 8, 2003. The plaintiffs subsequently appealed to the Fourth Circuit and that appeal is presently pending. The Company does not believe that the complaint has any merit and was correctly dismissed, and intends to continue to defend the complaint vigorously in any event.

In March 2002, Enzo Life Sciences, a subsidiary of the Company, filed suit in the United States District Court for the District of Delaware against Digene Corp., charging it with infringing the Company's U.S. Patent No. 6,221,581 B1, which concerns a novel process for detecting nucleic acids of interest. On May 31, 2002, Digene filed counterclaims in that suit against Enzo Life Sciences and the Company, including business tort counterclaims relating to the `581 patent. Digene further contends that the Company has caused it substantial damage by interfering with business and financial opportunities. There can be no assurance that the Company and Enzo Life Sciences will be successful in these proceedings. However, even if Enzo Life Sciences is not successful in its patent infringement suit, management does not believe that there will be a significant adverse monetary impact to the Company. With respect to Digene's counterclaims, the Company and Enzo Life Sciences believe them to be without merit and intend to defend themselves vigorously. Trial is scheduled for March 2004.

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortuous interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants' breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants' infringement of patents covering the same. In April, 2003, the Court directed that individual complaints be filed separately against each defendant. Enzo has done so and has added Yale for technical reasons relating to its standing to enforce the four Yale patents of which Enzo is exclusive licensee. Yale and Enzo are aligned in protecting the validity and enforceability of the subject patents. In June, 2003, the Court directed all parties to submit a stipulation setting forth dates for the completion of discovery. A stipulation to this effect is currently being negotiated and is likely to provide for discovery to take place through early 2004, with a trial to take place in 2004. Defendants have not yet answered the individual complaints although it is anticipated that the answers, when filed, will include a number of affirmative defenses and, possible, counterclaim. There can be no assurance that the Company will be successful in this litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company.

On October 28, 2003, the Company and Enzo Life Sciences, Inc., a subsidiary of the Company, filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc. The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company's proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company's products, and that Affymetrix improperly induced collaborators and customers to use the Company's products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix's unauthorized use, development, manufacture, sale, distribution and transfer of the Company's products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company's products in violation of the terms of the agreement and the Company's rights.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were brought to a vote of the Company's stockholders in the fourth fiscal quarter ended July 31, 2003.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The common stock of the Company is traded on the New York Stock Exchange (Symbol:ENZ). The following table sets forth the high and low price of the Company's Common Stock for the periods indicated as reported on the New York Stock Exchange.

                                                           HIGH          LOW
                                                           ----          ---
          2002 Fiscal Year (August 1, 2001
          to July 31, 2002):
                   1st Quarter                            $28.88        $13.58
                   2nd Quarter                            $26.13        $19.02
                   3rd Quarter                            $21.99        $17.30
                   4th Quarter                            $19.45        $11.09

          2003 Fiscal Year (August 1, 2002
          to July 31, 2003):
                   1st Quarter                            $16.40        $11.64
                   2nd Quarter                            $15.86        $12.76
                   3rd Quarter                            $15.23        $11.50
                   4th Quarter                            $30.10        $14.78

         As of October 7, 2003, the Company had approximately 1,212 record holders of its Common Stock.

         The Company has not paid a cash dividend on its Common Stock and intends to continue to follow a policy of retaining future earnings to finance its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

         The Company declared a 5% stock dividend on June 10, 2003 payable July 14, 2003 to shareholders of record as of June 30, 2003. The Company declared a 5% stock dividend on January 23, 2002 payable February 27, 2002 to shareholders of record as of February 2, 2002. The Company declared a 5% stock dividend on January 16, 2001 payable March 20, 2001 to shareholders of record as of February 27, 2001. The shares and per share data have been adjusted to retroactively reflect the stock dividends. The Company recorded a charge to accumulated deficit and a credit to common stock and additional paid-in capital in the amounts of approximately $37,709,000, $26,988,000 and $32,274,000 in fiscal
2003, fiscal 2002 and fiscal 2001, respectively, which reflects the fair value of the dividends on the dates of declaration.

         EQUITY COMPENSATION PLAN DISCLOSURE

         The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of July 31, 2003:

                                                                                            Number of securities
                                       Number of Securities                                remaining available for
                                        To be Issued Upon         Weighted-Average          future issuance under
                                     Exercise of outstanding     Exercise Price of        equity compensation plans
                                        options, warrants       outstanding options,        (excluding securities
Plan category                               and rights          warrants and rights        reflected in column (a)
----------------------------------------------------------------------------------------------------------------------
                                               (a)                       (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
(stock options) approved by
security holders                             3,235,321                  $10.36                      635,960

Equity compensation plans not
Approved by security holders                       ---                     ---                          ---
                                             ---------                  ------                      -------
Total                                        3,235,321                  $10.36                      635,960
                                             =========                  ======                      =======


Item 6.  SELECTED FINANCIAL DATA

         The selected operating results for the years ended July 31, 2003, 2002 and 2001 and the financial position data as of July 31, 2003 and 2002, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected operating results for the years ended July 31, 2000 and 1999, and the selected financial position data as of July 31, 2001, 2000 and 1999 are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

         The following tables summarize the Company's consolidated statement of operations and balance sheet data. This information should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

                                                                     For the Years Ended July 31,
                                                    --------------------------------------------------------------
                                                                 (In thousands, except per share data)

                                                      2003          2002          2001         2000         1999
                                                    --------      --------      --------      -------      -------
         OPERATING RESULTS:
         Operating revenues                         $ 52,767      $ 54,015      $ 52,266      $42,847      $36,966


         Interest income                               1,355         1,350         3,003        2,585        1,984

         Income before (provision) benefit
            for taxes on income                        5,725        10,340        12,231        7,668        5,387

         (Provision) benefit for taxes
            on income                                 (1,881)       (3,417)       (5,418)      (1,044)       1,128

         Net income                                 $  3,844      $  6,923      $  6,813      $ 6,624      $ 6,515
                                                    ========      ========      ========      =======      =======

         Basic net income per common share:         $   0.13      $   0.23      $   0.23      $  0.23      $  0.23
                                                    ========      ========      ========      =======      =======

         Diluted net income per common share:       $   0.13      $   0.22      $   0.22      $  0.21      $  0.22
                                                    ========      ========      ========      =======      =======

         Denominator for per share calculation:
              Basic                                   29,904        29,866        29,766       29,323       28,863
              Diluted                                 30,643        30,788        31,008       31,240       29,493

         FINANCIAL POSITION:
         Working capital                            $ 97,723      $ 92,772      $ 85,094      $74,094      $59,323
         Total assets                               $115,878      $109,291      $102,931      $92,886      $78,901
         Stockholders' equity                       $109,380      $104,733      $ 97,517      $87,176      $75,648

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See "Forward-Looking and Cautionary Statements." Because of the foregoing factors, you should not rely on past financial results as an indication of future performance. We believe that period-to-period comparisons of our financial results to date are not necessarily meaningful and expect that our results of operations might fluctuate from period to period in the future.

         Enzo Biochem, Inc. (the "Company" or "Enzo") is a leading life sciences and biotechnology company focused on harnessing genetic processes to develop research tools, diagnostics and therapeutics. Enzo also provides clinical laboratory services to the medical community. In addition, our work in gene analysis has led to our development of significant therapeutic product candidates, several of which are currently in clinical trials, and several are in preclinical studies.

         The business activities of the Company are performed by the Company's three wholly owned subsidiaries. These activities are: (1) research and development, manufacturing and marketing of biomedical research products and tools through Enzo Life Sciences and research and development of therapeutic products through Enzo Therapeutics, and (2) the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 13 of the Notes to Consolidated Financial Statements.

The Company's source of revenue has been from the direct sales of research products of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements with other companies. Another source of revenue has been from the clinical laboratory service market. Clinical laboratory services are provided to patients covered by various third party insurance programs, including Medicare and self payors for the services provided. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year. For the fiscal years ended July 31, 2003 and 2002, respectively, approximately 44% and 48% of the Company's operating revenues were derived from research product sales and approximately 56% and 52% were derived from clinical laboratory services. Research product revenue from one major distributor represented approximately 22% and 23% of the consolidated revenues in fiscal 2003 and 2002, respectively, under a non-exclusive distribution and supply agreement. Research product revenue from this one major distributor accounted for approximately 50% and 49% of the Company's total research product revenues in fiscal 2003 and 2002, respectively. At July 31, 2003 and 2002, 0% and 18% respectively of the Company's net accounts receivable relate to amounts due from the one major distributor. On October 28, 2003, the Company's Life Sciences subsidiary filed a lawsuit against this distributor. See "Item 3. Legal Proceedings." The Company anticipates that revenues for its Enzo Life Sciences, Inc. subsidiary in the first quarter of fiscal 2004 will be comparable to the fourth quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2003, our cash and cash equivalents and marketable securities totaled $78.4 million, an increase of $11.3 million from July 31, 2002. We had working capital of $97.7 million at July 31, 2003 compared to $92.8 million at July 31, 2002.

         Net cash provided by operating activities for the year ended July 31, 2003 was approximately $12.1 million as compared to net cash provided by operating activities of $9.6 million for the year ended July 31, 2002. The increase in net cash provided by operating activities from fiscal 2002 to fiscal 2003 was primarily due to lower net income in the current year offset by the net change in operating assets and liabilities compared to the prior year.

         Net cash used in investing activities increased approximately $15.5 million from fiscal 2002, primarily as a result of an investment in marketable securities and an increase in capital expenditures.

         Net cash provided by financing activities increased by $.6 million from fiscal 2002 primarily as a result of the increase in proceeds from the exercise of stock options.

         Net accounts receivable of $17.3 million and $20.3 million represented 119 days and 137 days of operating revenues at July 31, 2003 and 2002, respectively. The change in net accounts receivable is due to an increase in accounts receivable at the clinical reference laboratory of approximately $.6 million and a decrease of research products accounts receivable of approximately $3.6 million. This decrease is primarily due to the decrease in revenue from one specific customer of research products.

         The Company has entered into various real estate operating leases with both related and unrelated parties. See Note 6 to the Consolidated Financial Statements for a further description of these various leases.

         The Company has an exclusive licensing agreement to an invention covered by licensed patents. Under this agreement, the Company is required to make certain minimum royalty payments of $200,000 per year through the life of the patents. See Note 10 to the Consolidated Financial Statement.

         The total future payments under the Company's contractual obligations as of July 31, 2003 are as follows:

                             PAYMENTS DUE BY PERIOD

                                          LESS THAN
                              TOTAL         1 YEAR        1-3 YEARS    4-5 YEARS
                            ----------    ----------     ----------    ---------

Operating Leases            $3,148,000    $1,837,000     $1,005,000    $306,000
                            ----------    ----------     ----------    ---------
Total Contractual
   Cash Obligations         $3,148,000    $1,837,000     $1,005,000    $306,000
                            ==========    ==========     ==========    ========

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

REVENUE RECOGNITION

         Revenues from the clinical laboratory are recognized as services are rendered upon completion of the testing process for a specific patient. The Company's revenue is based on amounts billed or billable for services rendered, net of contractual adjustments and other arrangements made with third-party payors to provide services at less than established billing rates. Revenues from research product sales, exclusive of certain non-exclusive distribution agreements, are recognized when the products are shipped.

         The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. The Company records such consideration provided to distributors under these non-exclusive distribution agreements as a reduction to research product revenues. The revenue from these non-exclusive distribution agreements are recognized when shipments are made to their respective customers and reported to the Company.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company's ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company estimates the allowance for doubtful accounts primarily based upon the age of the accounts since invoice date. The Company continually monitors its accounts receivable balances and utilizes cash collections data to support the basis for its estimates of the provision for doubtful accounts. Significant changes in payer mix or regulations could have a significant impact on the Company's results of operations and cash flows. In addition, the Company has implemented a process to estimate and review the collectibles of its receivables based on the period they have been outstanding. Historical collection and payor reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the reserve estimates, which involves judgment. The Company believes that the collectibility of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the correct information in order to bill effectively for the services provided. Revisions in reserve for doubtful accounts estimates are recorded as an adjustment to bad debt expense. The Company believes that its collection and reserves processes, along with the close monitoring of its billing processes, helps reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing operations.

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

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED TO FISCAL 2002

         Revenues from operations for the fiscal year ended July 31, 2003 were $52.8 million a decrease of $1.2 million over revenues from operations for the fiscal year ended July 31, 2002. This decrease was due to a decrease of $2.7 million in revenues from our research product sales operations offset by an increase of $1.5 million in revenues from clinical reference laboratory operation over revenues for such activities in fiscal 2003.

          The decrease in research product sales resulted primarily from a decrease in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets related to shipments to one major distributor. Research product revenue from this one major distributor accounted for approximately 50% and 49% of the Company's total research product revenues in fiscal 2003 and 2002, respectively.

         The increase of clinical laboratory services revenue was due primarily to increase volume of higher priced esoteric tests. Clinical laboratory services are provided to patients covered by various third party payor programs, including Medicare and health maintenance organizations ("HMO's"). Billings for services are included in revenue net of allowances for contractual discounts and allowances paid for differences between the amounts billed and the estimated amount to be paid. Recent trends had indicated a decrease in the collection rates from the Medicare Program, certain third party payors and HMO's. The effect of such reduced collection rates have been reflected in fiscal 2003. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

         Although, research product revenue decreased for the fiscal year, the cost of research products sold increased by $1.5 million to $2.2 million from the prior fiscal year. This increase was primarily due to the increase in reagent costs, the expansion of the manufacturing, processing capabilities and an increase in headcount in these areas, due to the unusually high volume of the orders shipped in the first quarter of fiscal 2003 to one major distributor that did not continue for the balance of fiscal 2003.

         The cost of clinical laboratory services decreased by $.5 million during this period primarily due to a reduction in personnel costs and the improved efficiency of performing certain esoteric tests in-house that reduced certain other expenses.

         Research and development expenses increased by approximately $2.1 million as a result of an increase in the expenses related to the clinical trial activities and other research projects.

         Selling expenses increased by $.4 million during this fiscal year, as compared to the prior year's fiscal year. This increase was primarily due to costs associated with the unusually high volume of the orders shipped in the first quarter of fiscal 2003 to one major distributor of research products.

         General and administrative expenses increased by $1.2 million due to the increase in overall insurance costs of professional, directors & officers, liability insurance premiums and an increase in data processing personnel costs.

         The Company's legal expenses increased by $3.6 million to $5.7 million from $2.1 million as compared to the previous year. This increase is primarily due to the increase in patent infringement proceedings and the increase in the overall legal activities on these infringement proceedings.

         The Company's provision for uncollectible accounts receivable decreased by $5.5 million to $8.7 million from $14.2 million as compared to last year at the clinical laboratory division. The percentage of the provision for uncollectible accounts receivable as a relationship to revenue decreased to 30.8% this fiscal year as compared to 50.6% for last year. These decreases were primarily due to the change in the mix of payors and improved collection procedures and the effect of the canceled HMO contract last year. In addition, during the current fiscal year, the Company wrote off $.6 million as an uncollectible receivable from one of its distributors at the Life Science division.

         Interest income was comparable to the prior fiscal year.

         In fiscal 2003 and 2002, we recorded a provision for income taxes of $1.8 and $3.4 million, respectively, which was based on the combined effective federal, state and local income tax rates.

         Net accounts receivable from our clinical laboratory operations of $14.4 million and $13.8 million represented an average of 174 days and 180 days of operating revenues at July 31, 2003 and 2002, respectively.

         Income before provision for taxes on income from the research and development segment activities and related costs was $9.4 million in fiscal 2003, as compared to income before provision for taxes on income of $16.6 million in fiscal 2002. The decrease in the profit resulted primarily from a decrease in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets to one specific customer. Income before provision for taxes on income from the clinical reference laboratories segment amounted to a $3.0 million for fiscal 2003, as compared to a loss of $3.8 million for fiscal 2002. The increase in income before taxes for the clinical laboratory segment was primarily due to the increase in revenue from an increase in higher gross margin reimbursement and an increase in volume of esoteric tests being ordered by physicians. These esoteric tests have higher pricing levels as compared to the regular tests performed at the laboratory.

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

         General and administrative expenses decreased by approximately $1.0 million primarily due to the reduction in headcount and the related personnel costs associated with the canceled HMO contract at the clinical laboratory.

         Legal  expenses  increased  by  approximately  $.7  million  due to the
increase  in  the  legal   activities   associated   with  the  on-going  patent
infringement proceedings.

         Our provision for uncollectible accounts receivable increased by $2.2 million, primarily due to the recent trends that indicated a decrease in the collection rates from the certain third party payors and HMO's. The effect of such reduced collection rates have been reflected in fiscal 2002.

         Interest income decreased by $1.7 million as a result of a decrease in interest rates in fiscal 2002 as compared to fiscal 2001.

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

         The Company does not have any "off-balance sheet arrangements" as such term is defined in Item 303(a)(4) of Regulation S-K.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not Applicable

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The response to this item is submitted in a separate section of this report. See Item 15(a) (1) and (2)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

Item 9A.      CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's Chief Executive Officer and Chief

Financial Officer evaluated, with the participation of the Company's management, the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

              The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2003 and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

              The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2003 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

              The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2003 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2003 and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

              Not applicable because this report is filed for a period ending prior to December 15, 2003.

PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

(a)    (1)    Consolidated Financial Statements
                Consolidated Balance Sheets - July 31, 2003 and 2002 Consolidated Statements of Operations-
                  Years ended July 31, 2003, 2002 and 2001
                Consolidated Statements of Stockholders' Equity-
                  Years ended July 31, 2003, 2002 and 2001
                Consolidated Statements of Cash Flows-
                  Years ended July 31, 2003, 2002 and 2001
                Notes to Consolidated Financial Statements.

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

       14     Code of Ethics filed herewith.

       21     Subsidiaries  of the registrant:
              Enzo Clinical Labs, Inc., a New York corporation.
              Enzo Life Sciences, Inc., a New York corporation.
              Enzo Therapeutics, Inc., a New York corporation.

       23     Consent of Independent Auditors filed herewith.

       31(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

       31(b) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

       32(a) Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

       32(b) Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

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

(b) The Company's Current Reports on Form 8-K filed during the quarter ended July 31, 2003

       The Company filed a Current Report on Form 8-K on June 18, 2003 related to the disclosure pursuant to Item 12 01 Form 8-K, in which the Company furnished a press release announcing its operating results for the quarter and nine months ended April 30, 2003.

(c)    See Item 15(a)(3), above.

(d)    See Item 15(a)(2), above.
                                 *************

S I G N A T U R E S
-------------------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ENZO BIOCHEM, INC.


Date:       October 29, 2003               By:   /s/ ELAZAR RABBANI PH.D.
                                                 ------------------------
                                                 Chairman of the Board


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/  ELAZAR RABBANI PH.D.                               October 29, 2003
--------------------------------
Elazar Rabbani
Chairman of Board of Directors
(Principal Executive Officer)



BY: /s/  SHAHRAM K. RABBANI                                 October 29, 2003
--------------------------------
Shahram K. Rabbani,
Chief Operating Officer, Secretary
and Director


BY: /s/  BARRY W. WEINER                                    October 29, 2003
--------------------------------
Barry W. Weiner,
President, Chief Financial Officer, and Director


BY: /s/  JOHN B. SIAS                                       October 29, 2003
--------------------------------
John B. Sias, Director


BY:
--------------------------------
John J. Delucca, Director


BY: /s/  IRWIN GERSON                                       October 29, 2003
--------------------------------
Irwin Gerson, Director


BY: /s/  STANFORD S. WARSHAWSKY                             October 29, 2003
--------------------------------
Stanford S. Warshawsky, Director


BY: /s/  MELVIN F. LAZAR                                    October 29, 2003
--------------------------------
Melvin F. Lazar, Director

                  LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements and financial statement schedule of Enzo Biochem, Inc. are included in Item 15(a):

Report of Independent Auditors                                              F-2

Consolidated Balance Sheets -- July 31, 2003 and 2002                       F-3

Consolidated Statements of Operations --
         Years ended July 31, 2003, 2002 and 2001                           F-4

Consolidated Statements of Stockholders' Equity --
         Years ended July 31, 2003, 2002 and 2001                           F-5

Consolidated Statements of Cash Flows --
         Years ended July 31, 2003, 2002 and 2001                           F-6

Notes to Consolidated Financial Statements                                  F-8

Schedule II - Valuation and Qualifying
         Accounts --Years ended July 31, 2003, 2002 and 2001                F-19


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors




Board of Directors and Stockholders
Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. (the "Company") as of July 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                              /s/ Ernst & Young LLP
Melville, New York
October 15,  2003,  except for the
last  paragraph  of  Note 7, as to
which the date is October 28, 2003

                                ENZO BIOCHEM, INC
                           CONSOLIDATED BALANCE SHEETS

                             JULY 31, 2003 AND 2002

ASSETS                                                   2003           2002
                                                     ------------   ------------

Current assets:
  Cash and cash equivalents ......................   $ 63,267,600   $ 67,135,000
  Marketable securities ..........................     15,154,100             --
  Accounts receivable, less allowance for
    doubtful accounts of $4,900,000 in 2003
    and $4,445,000 in 2002 .......................     17,266,400     20,267,500
  Inventories ....................................      3,421,800      4,190,200
  Prepaid expenses ...............................      2,232,900      1,491,000
  Deferred taxes .................................      1,013,800        777,500
  Prepaid taxes ..................................        542,300      1,968,600
                                                     ------------   ------------
Total current assets .............................    102,898,900     95,829,800
Property and equipment, at cost less accumulated
  depreciation and amortization ..................      2,199,800      2,301,100
Goodwill .........................................      7,452,000      7,452,000
Deferred patent costs, less accumulated
  amortization of $7,097,200 in 2003
  and $6,347,100 in 2002 .........................      3,166,200      3,562,300
Other ............................................        161,000        146,200
                                                     ------------   ------------
                                                     $115,877,900   $109,291,400
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable .......................   $  1,321,000    $  1,512,300
  Accrued legal fees ...........................      1,915,200         140,000
  Other accrued expenses .......................        551,000         734,400
  Accrued research and development expenses ....        453,400              --
  Accrued payroll ..............................        703,000         475,900
  Deferred rent ................................        232,300         195,400
                                                   ------------    ------------
Total current liabilities ......................      5,175,900       3,058,000

Deferred taxes .................................      1,234,800       1,180,900
Deferred rent ..................................         87,000         319,300

Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $01 par value; authorized
    25,000,000 shares; no shares issued
    or outstanding
  Common Stock, $01 par value; authorized
    75,000,000 shares; shares issued and
    outstanding: 29,975,100 in 2003 and
    28,459,800 in 2002 .........................        299,800         284,600
  Additional paid-in capital ...................    199,081,800     160,499,800
  Accumulated deficit ..........................    (89,916,400)    (56,051,200)
  Accumulated other comprehensive loss .........        (85,000)             --
                                                   ------------    ------------
Total stockholders' equity .....................    109,380,200     104,733,200
                                                   ------------    ------------
                                                   $115,877,900    $109,291,400
                                                   ============    ============

                             See accompanying notes.

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                                               2003          2002          2001
                                        -----------   -----------   -----------

Revenues:
  Research product revenues ........... $23,253,100   $25,963,400   $17,055,800
  Clinical laboratory services ........  29,513,900    28,051,700    35,210,100
                                        -----------   -----------   -----------
                                         52,767,000    54,015,100    52,265,900

Costs and expenses:
  Cost of research product revenues ...   2,188,900       737,100       785,200
  Cost of clinical laboratory
    services ..........................   9,592,900    10,109,500    10,498,400
  Research and development expense ....   8,311,200     6,178,600     6,080,800
  Selling expense .....................   4,706,100     4,342,800     3,856,300
  Provision for uncollectible
    accounts receivable ...............   9,345,300    14,188,400    11,999,200
  Legal expense .......................   5,661,000     2,111,000     1,425,000
  General and administrative expense ..   8,591,300     7,358,200     8,392,800
                                        -----------   -----------   -----------
                                         48,396,700    45,025,600    43,037,700
                                        -----------   -----------   -----------
Income before interest income and
  provision for on income .............   4,370,300     8,989,500     9,228,200
Interest income .......................   1,355,000     1,350,400     3,003,000
                                        -----------   -----------   -----------
Income before provision for taxes
  on income ...........................   5,725,300    10,339,900    12,231,200
Provision for taxes on income .........  (1,881,300)   (3,417,100)   (5,418,400)
                                        -----------   -----------   -----------

Net income ............................ $ 3,844,000   $ 6,922,800   $ 6,812,800
                                        ===========   ===========   ===========

Net income per common share:
  Basic ............................... $      0.13   $      0.23   $      0.23
                                        ===========   ===========   ===========

  Diluted ............................. $      0.13   $      0.22   $      0.22
                                        ===========   ===========   ===========

Denominator for per share calculation:
  Basic ...............................  29,904,000    29,866,000    29,766,000
                                        ===========   ===========   ===========

  Diluted .............................  30,643,000    30,788,000    31,008,000
                                        ===========   ===========   ===========

                             See accompanying notes

                                ENZO BIOCHEM, INC
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED JULY 31, 2003, 2002 AND 2001

                                                                                                          Accumulated
                                                                                                             Other
                                                      Common      Common     Additional                     Compre-        Total
                                                       Stock       Stock       Paid-in      Accumulated     hensive    Stockholders'
                                                      Shares      Amount       Capital        Deficit        Loss         Equity
                                                    ----------   --------   ------------   ------------    --------    ------------
Balance at July 31, 2000 .......................... 25,583,700   $255,800   $ 97,349,600   ($10,429,100)         --    $ 87,176,300
Net income for the year ended July 31, 2001 .......         --         --             --      6,812,800          --       6,812,800
5% stock dividend (fair value on date declared) ...  1,284,500     12,800     32,260,700    (32,273,500)         --              --
Increase in common stock and paid-in capital
  due to exercise of stock options ................    202,200      2,000      1,231,900             --          --       1,233,900
Issuance of stock for employee 401(k) plan ........      9,700        100        230,700             --          --         230,800
Tax benefit from stock options exercised ..........         --         --      1,780,000             --          --       1,780,000
Increase in paid-in capital due to stock
  issued for services performed ...................         --         --        283,200             --          --         283,200
                                                    ----------   --------   ------------   ------------    --------    ------------

Balance at July 31, 2001 .......................... 27,080,100    270,700    133,136,100    (35,889,800)         --      97,517,000
Net income for the year ended July 31, 2002 .......         --         --             --      6,922,800          --       6,922,800
5% stock dividend (fair value on date declared) ...  1,353,500     13,600     26,974,000    (26,987,600)         --              --
Payment of cash for fractional shares for the
  5% stock dividend ...............................         --         --             --        (96,600)         --         (96,600)
Increase in common stock and paid-in capital
  due to exercise of stock options ................     15,200        200        127,800             --          --         128,000
Tax benefit from stock options exercised ..........         --         --         15,000             --          --          15,000
Issuance of stock for employee 401(k) plan ........     11,000        100        246,900             --          --         247,000
                                                    ----------   --------   ------------   ------------    --------    ------------

Balance at July 31, 2002 .......................... 28,459,800    284,600    160,499,800    (56,051,200)         --     104,733,200
Net income for the year ended July 31, 2003 .......         --         --             --      3,844,000          --       3,844,000
Net unrealized loss on available for-sale
  securities, net of tax ..........................         --         --             --             --    ($85,000)        (85,000)
                                                                                                                       ------------
Comprehensive income ..............................                                                                       3,759,000
                                                                                                                       ============
5% stock dividend (fair value on date declared) ...  1,423,600     14,300     37,694,900    (37,709,200)         --              --
Increase in common stock and paid-in capital
  due to exercise of stock options ................     73,300        700        630,100             --          --         630,800
Issuance of stock for employee 401(k) plan ........     18,400        200        257,000             --          --         257,200
                                                    ----------   --------   ------------   ------------    --------    ------------


Balance at July 31, 2003 .......................... 29,975,100   $299,800   $199,081,800   ($89,916,400)   ($85,000)   $109,380,200
                                                    ==========   ========   ============   ============    ========    ============

                             See accompanying notes

                                           ENZO BIOCHEM, INC
                                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               YEARS ENDED JULY 31, 2003, 2002 AND 2001

                                                                2003           2002           2001
                                                            -----------    -----------    -----------
Cash flows from operating activities:
  Net income .............................................  $ 3,844,000    $ 6,922,800    $ 6,812,800
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization of property and
      equipment ..........................................    1,058,000        989,900      1,131,200
    Amortization of costs in excess of fair value
      of net tangible assets acquired ....................           --        370,700        370,500
    Amortization of deferred patent costs ................      750,000        793,600        750,600
    Provision for uncollectible accounts receivable ......    9,345,300     14,188,400     11,999,200
    Deferred income tax provision ........................     (128,100)       720,000      2,003,000
    Issuance of stock as compensation for
      services performed .................................           --             --        283,200
    Issuance of stock for employee 401(k) plan ...........      257,200        247,000        230,800
    Tax benefit from stock options exercised .............           --         15,000      1,780,000
    Deferred rent ........................................     (195,400)      (160,300)      (120,700)
    Changes in operating assets and liabilities:
      Accounts receivable before provision for
        uncollectible amounts ............................   (6,344,200)    (9,896,900)   (16,347,000)
      Inventories ........................................      768,400     (2,170,400)      (220,900)
      Prepaid expenses ...................................     (741,900)      (358,700)       (61,200)
      Prepaid taxes ......................................    1,426,300     (1,618,400)      (350,200)
      Trade accounts payable and accrued expenses ........     (374,700)      (527,200)       504,000
      Accrued research and development expenses ..........      453,400             --             --
      Income taxes payable ...............................           --             --       (375,700)
      Accrued legal fees .................................    1,775,200       (111,000)      (413,600)
      Accrued payroll ....................................      227,100        153,600         20,900
                                                            -----------    -----------    -----------
      Total adjustments ..................................    8,276,600      2,635,300      1,184,100
                                                            -----------    -----------    -----------

             Net cash provided by operating activities ...   12,120,600      9,558,100      7,996,900
                                                            -----------    -----------    -----------

Cash flows from investing activities:
  Capital expenditures ...................................     (956,700)      (620,400)    (1,013,900)
  Patent costs deferred ..................................     (353,900)      (490,700)      (567,900)
  Purchase of marketable securities ......................  (15,293,400)            --             --
  Security deposits ......................................      (14,800)       (14,400)        (5,000)
                                                            -----------    -----------    -----------

    Net cash used in investing activities ................  (16,618,800)    (1,125,500)    (1,586,800)
                                                            -----------    -----------    -----------

Cash flows from financing activities:
  Payment for fractional shares of stock dividend ........           --        (96,600)            --
  Proceeds from the exercise of stock options ............      630,800        128,000      1,233,900
                                                            -----------    -----------    -----------
    Net cash provided in financing activities ............      630,800         31,400      1,233,900
                                                            -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents .....   (3,867,400)     8,464,000      7,644,000
Cash and cash equivalents at the beginning of the year ...   67,135,000     58,671,000     51,027,000
                                                            -----------    -----------    -----------
Cash and cash equivalents at the end of the year .........  $63,267,600    $67,135,000    $58,671,000
                                                            ===========    ===========    ===========

                                        See accompanying notes

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2003, 2002 AND 2001


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

CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term debt securities of domestic companies that the Company intends to hold to maturity through August 2003. The market values of these securities, as determined by quoted sources, aggregated $32,201,000 and $64,089,300 at July 31, 2003 and 2002, respectively, and approximated cost at the respective dates. The Company has approximately $28,295,500 and $0 in interest bearing money market accounts at July 31, 2003 and 2002, respectively.

MARKETABLE SECURITIES

       Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies its marketable securities as "available for sale" and, accordingly, carries these investments at their aggregate fair value. Unrealized gains or losses, net of tax, on these marketable securities are included as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on the marketable securities are included in investment income. The cost of securities sold is based on the specific identification method. The Company's marketable securities as of July 31, 2003 consisted of a high income bond mutual fund. This security carried a weighted average interest rate of approximately 2.77% at July 31, 2003.

CONCENTRATION OF CREDIT RISK

       Approximately 83% at July 31, 2003 and 69% at July 31, 2002, of the Company's net accounts receivable relates to its clinical reference laboratory business, which operates in the New York Metropolitan area. The Company believes that the concentration of credit risk with respect to clinical laboratory's accounts receivable is limited due to the diversity of the Company's client base and to the various numbers of insurance carriers and the numerous individual patient accounts. As is standard in the health care industry, substantially all of the Company's clinical laboratory's accounts receivable is with numerous third party insurance carriers and individual patient accounts. However, the Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during the years ended July 31, 2003, 2002 and 2001 were approximately 11%, 10% and 10%, respectively, of the Company's total revenue. The clinical reference laboratory industry is characterized by a significant amount of uncollectible accounts receivable related to the inability to receive accurate and timely billing information in order to forward it on to the third party payors for reimbursement, and the inaccurate information received from the covered individual patients for unreimbursed unpaid amounts. The Company's provision for uncollectible accounts receivable is within historical expectations.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2003, 2002 AND 2001


NOTE 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Research product revenue from one major distributor represented approximately 22%, 23% and 12% of the consolidated revenues in fiscal 2003, 2002 and 2001, respectively, under a non-exclusive distribution and supply agreement. Research product revenue from this one major distributor accounted for approximately 50% and 49% of the Company's total research product revenues in fiscal 2003 and 2002, respectively. At July 31, 2003 and 2002, 0% and 18% respectively of the Company's net accounts receivable relate to amounts due from the one major distributor.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

     Property  and  equipment  is  stated  at  cost,  and   depreciated  on  the
straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the related leases or estimated useful lives of the assets, whichever is shorter.

PATENT COSTS

     The Company capitalizes legal costs directly incurred in pursuing patent applications as deferred patent costs under its research and development segment. When such applications result in an issued patent, the related costs are amortized over a ten year period, using the straight-line method. The Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

REVENUE RECOGNITION

     Revenues from services from the clinical reference laboratory are recognized when services are provided. The Company's revenue is based on amounts billed or billable for services rendered, net of contractual adjustments and other arrangements made with third-party payors to provide services at less than established billing rates. Revenues from research product sales, excluding certain non-exclusive distribution agreement revenues, are recognized when the products are shipped.

     The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. In accordance with EITF 00-25 and EITF 01-09, the Company records such consideration provided to distributors under these non-exclusive distribution agreements as a reduction to research product revenues. The revenue from these non-exclusive distribution agreements are recognized when shipments are made from the distributors to their respective customers and reported to the Company.

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

SHIPPING AND HANDLING COSTS

     Research product revenue shipping and handling costs included in selling expense amounted to approximately $414,000, $325,000 and $279,000 for fiscal years ended July 31, 2003, 2002 and 2001, respectively.

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2003, 2002 AND 2001


NOTE 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

GOODWILL AND OTHER INTANGIBLES

     The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 142 ("SFAS 142"), Goodwill and Other Intangibles. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. All of the Company's goodwill is related to their clinical reference laboratory segment. The Company adopted SFAS No. 142 as of August 1, 2002 and has performed the requisite impairment testing. The Company performed their annual impairment testing on the first day of the fourth quarter of their fiscal year. Based on this testing, there is no impairment to the goodwill recorded on the accompanying balance sheet.

     SFAS 142 requires the disclosure of net income and earning per share computed on a pro forma basis by reversing the goodwill amortized in the periods presented. Such pro forma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for in accordance with SFAS 142. The goodwill amortized in the years ended July 31, 2002 and 2001 was $370,700 and $370,500 respectively. Therefore, had SFAS 142 been effective prior to August 1, 2002, the Company's net income would have been $7,293,500 and $7,183,300 for the years ended July 31, 2002 and 2001 respectively. Basic net income per share would have been $.24 and $.24 for the years ended July 31, 2003 and 2002, respectively. Diluted net income per share would have been $.24 and $.23 for the years ended July 31, 2003 and 2002, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for its investments in long-lived assets in accordance with FASB Statement No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long-Lived Assets and Long-Lived Assets. The Company adopted SFAS No. 144 on August 1, 2002. SFAS No. 144 requires a company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include, among others, the following:

     o a significant adverse change in the extent or manner in which a long-lived asset is being used;

     o a significant adverse change in the business climate that could affect the value of a long-lived asset; and

     o    a significant decrease in the market value of assets.

     If the Company determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, the Company compares the carrying value of the asset group to the undiscounted cash flows expected to be generated by the group. If the carrying value exceeds the undiscounted cash flows, an impairment charge may be needed. To determine the amount of the impairment charge, the Company compares the carrying value of the applicable asset group to its fair value. If the fair value is less than the carrying value, such amount is recognized as an impairment charge. As of July 31, 2003 the Company has not recorded an impairment charge.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2003, 2002 AND 2001


NOTE 1 -   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

STOCK DIVIDEND

     The Company declared a 5% stock dividend on June 10, 2003 payable July 14, 2003 to shareholders of record as of June 30, 2003. The Company declared a 5% stock dividend on January 23, 2002 payable February 27, 2002 to shareholders of record as of February 2, 2002. The Company declared a 5% stock dividend on January 16, 2001 payable March 20, 2001 to shareholders of record as of February 27, 2001. The shares and per share data have been adjusted to retroactively reflect these stock dividends. The Company recorded a charge to accumulated deficit and a credit to common stock and additional paid-in capital in the amounts of approximately $37,709,000, $26,988,000 and $32,274,000 in fiscal
2003, fiscal 2002 and fiscal 2001, respectively, which reflects the fair value of the dividends on the dates of declaration.

NET INCOME PER SHARE

     The Company reported basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per share exclude any dilutive effects of options and warrants. Diluted earnings includes the dilutive effects of common stock equivalents such as stock options and warrants.

     The following table sets forth the computation of basic and diluted net income per share pursuant to SFAS No. 128.

                                           2003           2002           2001
                                       -----------    -----------    -----------
     Numerator:
     Net income for numerator for
       basic and diluted net income
       per common share                $ 3,844,000    $ 6,922,800    $ 6,812,800
                                       ===========    ===========    ===========

     Denominator:
     Denominator for basic net
       income per common share-
       weighted-average shares          29,904,000     29,866,000     29,766,000

     Effect of dilutive employee
       and director stock options
       and warrants                        739,000        922,000      1,242,000
                                       -----------    -----------    -----------

     Denominator for diluted net
       income per share-adjusted
         weighted-average shares        30,643,000     30,788,000     31,008,000
                                       ===========    ===========    ===========

     Basic net income per share        $       .13    $       .23    $       .23
                                       ===========    ===========    ===========

     Diluted net income per share      $       .13    $       .22    $       .22
                                       ===========    ===========    ===========


     Basic earnings per share have been computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share has been computed using the basic weighted-average shares of common stock issued plus outstanding stock options and warrants, in the periods in which such options and warrants, have a dilutive effect under the treasury stock method.

STOCK COMPENSATION PLANS

     The Company accounts for stock option grants to employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2003, 2002 AND 2001


NOTE 1 -        BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Pro forma information regarding net loss applicable to common stockholders is required by FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which also requires that the information be determined as if the Company has accounted for its stock options under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the years ended July 31, 2003, 2002, and 2001: no dividend yield, weighted-average expected life of the option of seven years, risk-free interest rate ranges of 3% to 6.88% and a volatility of .77, .78 and .80 for all grants.

     In December 2002, the FASB issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, method of SFAS No. 123 or the intrinsic value method of APB No.
25. The Company adopted SFAS No. 148 effective January 31, 2003. The implementation of SFAS No. 148 had no impact on the Company's consolidated financial statements as of and for the year ended July 31, 2003.

     The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:


     Year ended July 31,                      2003         2002         2001
                                           ----------   ----------   ----------

     Reported net income ................. $3,844,000   $6,922,800   $6,812,800
     Stock compensation expense
       included in net income ............         --           --           --
     Pro forma compensation expense ...... (3,010,900)  (2,597,800)  (2,414,800)
                                           ----------   ----------   ----------

     Pro forma net income ................ $  833,100   $4,325,000   $4,398,000
                                           ==========   ==========   ==========

     Pro forma earnings per share:
        Basic ............................ $      .03   $      .14   $      .15
        Diluted .......................... $      .03   $      .14   $      .14

NOTE 2 - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

     In the years ended July 31, 2003, 2002 and 2001, the Company paid cash for income taxes of approximately $583,000, $4,300,000 and $2,267,000 respectively.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2003, 2002 AND 2001


NOTE 3 - MARKETABLE SECURITIES

The following is a summary of available-for-sale securities at July 31, 2003:

                                        AVAILABLE-FOR-SALE
                                            SECURITIES
                                      ----------------------
                                           GROSS       GROSS
                                      UNREALIZED  UNREALIZED    FAIR MARKET
                         COST BASIS        GAINS        LOSS          VALUE
                        -----------   ----------  ----------    -----------
     Mutual Fund        $15,293,400         $ --    $139,300    $15,154,100
                                        ========    ========    ===========

     There were no realized gains during fiscal 2003 on the Company's marketable securities.

     The following is a summary of income tax effects relating to other comprehensive income (LOSS):

                                        BEFORE-TAX  TAX (EXPENSE)  NET-OF-TAX
                                            AMOUNT    OR BENEFIT       AMOUNT
                                        ----------  ------------   ----------
     Fiscal 2003 unrealized loss ......   (139,300)       54,300      (85,000)
                                         ---------       -------     --------
     Balance at July 31, 2003 .........  $(139,300)      $54,300     $(85,000)
                                         =========       =======     ========

NOTE 4 - INVENTORIES

     At July 31, 2003 and 2002 inventories consist of:

                                                      2003          2002
                                                   ----------    ----------
     Raw ......................................      $167,900      $119,500
     materials
     Work in process ..........................     2,057,900     2,635,700
     Finished products ........................     1,196,000     1,435,000
                                                   ----------    ----------
                                                   $3,421,800    $4,190,200
                                                   ==========    ==========

Note 5 - Property and equipment

     At July 31, 2003 and 2002 property and equipment consist of:

                                                         2003          2002
                                                      ----------    ----------
     Laboratory machinery and equipment ...........   $1,866,700    $1,702,600
     Leasehold improvements .......................    2,327,400     2,257,400
     Office furniture and equipment ...............    4,896,500     4,313,800
                                                      ----------    ----------
                                                       9,090,600     8,273,800
     Accumulated depreciation and amortization ....    6,890,800     5,972,700
                                                      ----------    ----------
                                                      $2,199,800    $2,301,100
                                                      ==========    ==========

     These assets are stated at cost and are being depreciated and amortized over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized over the term of the related leases or estimated useful lives of the assets, whichever is shorter. Expenditures for maintenance and repairs, which do not improve or extend the useful lives of the respective assets, are expensed as incurred.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2003, 2002 AND 2001


NOTE 6 - LEASE OBLIGATIONS

     The Company leases its office and laboratory space under several leases that expire between August 31, 2002 and November 30, 2004. Certain officers / directors of the Company own the building that the Company uses as its main facility for laboratories and research and manufacturing. In addition to the minimum annual rentals of space, this lease is subject to an escalation clause. Rent expense under this lease approximated $1,302,000, $1,238,000 and $890,000 in fiscal 2003, 2002 and 2001, respectively.

     The Company has various other operating leases for office and laboratory space, which expire through fiscal 2008.

     Total consolidated rent expense incurred by the Company during fiscal 2003, 2002 and 2001 was approximately $1,742,000, $1,710,000 and $1,631,000 respectively. Minimum annual rentals under operating lease commitments for fiscal years ending July 31 are as follows:


                            2004           $1,837,000
                            2005             $774,000
                            2006             $231,000
                            2007             $167,000
                            2008             $139,000
                                           ----------
                                           $3,148,000


NOTE 7 - LITIGATION

   PATENT INFRINGEMENT

In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. On January 26, 2001, the court granted the defendants' motion for summary judgment that the Company's patent is invalid. On July 15, 2002, the Court of Appeals for the Federal Circuit reversed the judgment of invalidity and remanded the case to the district court for further proceedings. In March 2003, settlements have been reached with bioMerieux and Chugai; the settlements did not have a material monetary impact on the Company. There can be no assurance that the Company will be successful in the on-going proceedings. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company.

On March 6, 2002, the Company was named, along with certain of its officers and directors among others, in a complaint entitled Lawrence F. Glaser and Maureen Glaser, individually and on behalf of Kimberly, Erin, Hannah, and Benjamin Glasser v. Hyman Gross, Barry Weiner, Enzo Biochemical Inc., Elazar Rabbani, Shahram Rabbani, John Delucca, Dean Engelhardt, Richard Keating, Doug Yates and Docs 1-50, in the U.S. District Court for the Eastern District of Virginia. The complaint was filed by an investor in the Company who has filed for bankruptcy protection and his family. The complaint alleged securities and common law fraud and breach of fiduciary duty and seeks in excess of $150 million in damages. On August 22, 2002, the complaint was voluntarily dismissed; however a new substantially similar complaint was filed at the same time. On October 21, 2002, the Company and the other defendants filed a motion to dismiss the complaint, and the plaintiffs responded by amending the complaint and dropping their claims against defendants Keating and Yates. On November 18, 2002, the Company and the other defendants again moved to dismiss the Amended Complaint. On July 16, 2003, the Court issued a Memorandum Opinion dismissing the Amended Complaint in its entirety with prejudice. Plaintiffs thereafter moved for reconsideration but the Court denied the motion on September 8, 2003. The plaintiffs subsequently appealed to the Fourth Circuit and that appeal is presently pending. The Company does not believe that the complaint has any merit and was correctly dismissed, and intends to continue to defend the complaint vigorously in any event.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2003, 2002 AND 2001


NOTE 7 - LITIGATION (CON'T)

In March 2002, Enzo Life Sciences, a subsidiary of the Company, filed suit in the United States District Court for the District of Delaware against Digene Corp., charging it with infringing the Company's U.S. Patent No. 6,221,581 B1, which concerns a novel process for detecting nucleic acids of interest. On May 31, 2002, Digene filed counterclaims in that suit against Enzo Life Sciences and the Company, including business tort counterclaims relating to the `581 patent. Digene further contends that the Company has caused it substantial damage by interfering with business and financial opportunities. There can be no assurance that the Company and Enzo Life Sciences will be successful in these proceedings. However, even if Enzo Life Sciences is not successful in its patent infringement suit, management does not believe that there will be a significant adverse monetary impact to the Company. With respect to Digene's counterclaims, the Company and Enzo Life Sciences believe them to be without merit and intend to defend themselves vigorously. Trial is scheduled for March 2004.

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortuous interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants' breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants' infringement of patents covering the same. In April 2003, the Court directed that individual complaints be filed separately against each defendant. Enzo has done so and has added Yale University ("Yale") for technical reasons relating to its standing to enforce the four Yale patents of which Enzo is exclusive licensee. Yale and Enzo are aligned in protecting the validity and enforceability of the subject patents. In June 2003, the Court directed all parties to submit a stipulation setting forth dates for the completion of discovery. A stipulation to this effect is currently being negotiated and is likely to provide for discovery to take place through early 2004, with a trial to take place in 2004. Defendants have not yet answered the individual complaints although it is anticipated that the answers, when filed, will include a number of affirmative defenses and, possible, counterclaim. There can be no assurance that the Company will be successful in this litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company.

On October 28, 2003, the Company and Enzo Life Sciences, Inc., a subsidiary of the Company, filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc. The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company's proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company's products, and that Affymetrix improperly induced collaborators and customers to use the Company's products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix's unauthorized use, development, manufacture, sale, distribution and transfer of the Company's products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company's products in violation of the terms of the agreement and the Company's rights.

NOTE 8 - INCOME TAXES

     The tax provision is calculated under the provisions of SFAS No. 109.

                                          2003           2002          2001
                                       ----------     ----------    ----------
     Current
       Federal ......................  $1,828,000     $2,211,600    $2,783,400
       State and local ..............     181,400        485,500       632,000
     Deferred .......................    (128,100)       720,000     2,003,000
                                       ----------     ----------    ----------

     Provision for income taxes .....   1,881,300     $3,417,100    $5,418,400
                                       ==========     ==========    ==========

     Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred income taxes are as follows:

                                                  2003           2002
                                               ----------     ----------
     Deferred tax assets:
       Provision for uncollectible
         accounts Receivable ................    $837,100       $777,500
       Other ................................     176,700        208,300
                                               ----------     ----------
                                                1,013,800        985,800


     Deferred tax liability:
         Deferred patent costs ..............  (1,234,800)    (1,389,200)
                                               ==========     ----------
     Net deferred TAX LIABILITY .............   ($221,000)     $(403,400)
                                               ==========     ==========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2003, 2002 AND 2001


NOTE 8 - INCOME TAXES (CON'T)

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment.

     The provisions for income taxes were at rates different from U.S. federal statutory rates for the following reasons:

                                               2003        2002       2001
                                               ----        ----       ----
     Federal statutory rate .................    34%         34%        34%
     Expenses not deductible for
       income tax return purposes ...........     2%          2%         1%
     State income taxes, net of
       federal tax deduction ................     3%          5%         9%
     Benefit of foreign sales ...............    (4%)        (4%)       --
     Benefit of tax credits .................    --          (4%)       --
     Other ..................................    (2%)        --         --
                                                ---         ---         --
                                                 33%         33%        44%
                                                ===         ===         ==

NOTE 9 - STOCK OPTIONS

     The Company has an incentive stock option plan and a restricted stock incentive plan, as described below.

INCENTIVE STOCK OPTION PLAN

The Company has stock option plans ("1993 plan" and "1994 plan") under which the Company may grant options for up to 2,010,143 shares (1993 plan) and for up to 1,273,090 shares (1994 plan) of common stock. No additional options may be granted under the 1993 plan or the 1994 plan. In fiscal 1999, the Company set up a new incentive stock option plan ("1999 plan") under which the Company may grant up to 2,202,244 shares of common stock. The exercise price of options granted under such plans is equal to or greater than fair market value of the common stock on the date of grant. The options granted pursuant to the plans may be either incentive stock options or nonstatutory options. To date, the Company has only granted incentive stock options under these plans.

A summary of the information pursuant to the Company's stock option plans for the years ended July 31, 2003, 2002 and 2001 under SFAS No. 123 is as follows:

                                      2003                                 2002                                 2001
                         -------------------------------      -------------------------------      -----------------------------
                                      Weighted - Average                   Weighted - Average                   Weighted-Average
                           Options      Exercise Price          Options      Exercise Price          Options      Exercise Price
                         ----------   ------------------      ----------   ------------------      ----------   ----------------
Outstanding at
beginning of year         2,706,096           9.85             2,728,186          $9.29             2,541,363          $8.70
   Granted                  629,738          12.35                24,806          21.21               420,328          13.57
   Exercised                (76,036)          7.19               (16,790)          7.70              (229,171)          5.14
   Terminated               (24,477)         13.13               (30,106)         11.22                (4,334)         13.55
                          ---------                            ---------                            ---------

Outstanding at
end of year               3,235,321          10.37             2,706,096          $9.85             2,728,186          $9.29
                          =========                            =========                            =========

Exercisable at
end of year               2,371,431           9.43             2,188,484          $9.25             1,875,790          $8.84
                          =========                            =========                            =========

Weighted average
fair value of
options granted
during year                   $8.91                               $14.89                                $9.74
                          =========                            =========                            =========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2003, 2002 AND 2001


NOTE 9 - STOCK OPTIONS (CONT'D)

     The following table summarizes information for stock options outstanding at July 31, 2003:

                                        OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                            -----------------------------------------------         ----------------------------
                                        Weighted-Average
          Range of                             Remaining   Weighted-Average                     Weighted-Average
   Exercise Prices             Shares   Contractual Life     Exercise Price            Shares     Exercise Price
   -------- ------          ---------   ----------------   ----------------         ---------   ----------------
      $5.69 - 8.48          1,233,628         2.13 years               7.03         1,233,927             7.03
     $8.74 - 12.86          1,784,900         6.68 years              11.59         1,005,453            10.95
    $13.58 - 15.08            140,721         5.83 years              15.69            93,395            16.36
    $21.21 - 25.64             58,708         4.41 years              22.49            21,292            23.00
            $37.85             17,364         6.46 years              37.85            17,364            37.85
                            ---------                                               ---------
                            3,235,321                                               2,371,431
                            =========                                               =========

     Incentive stock options generally become exercisable at 25% per year after one year and expire ten years after the date of grant.

RESTRICTED STOCK INCENTIVE PLAN

     The Company has a restricted stock incentive plan whereby the Company may award up to 268,019 shares of its common stock. Under the terms of the plan, any shares issued are restricted in regard to sales and transfers for a period of five years after award. Such restrictions begin to expire at 25% per year after the second year of ownership. As of July 31, 2003, the Company has not awarded any shares of common stock under this plan.

                                   **********

As of July 31, 2003, the Company has reserved 3,453,192 shares under the arrangements described above.

NOTE 10 - COMMITMENTS

     The Company has an exclusive licensing agreement to an invention covered by licensed patents. Under this agreement, the Company is required to make certain minimum royalty payments of $200,000 per year through the life of the patents.

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Company has a qualified Salary Reduction Profit Sharing Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2003, 2002 and 2001, the Company has authorized employer contributions of 50% of the employees' contribution up to 10% of the employees' compensation in Enzo Biochem, Inc. common stock. The 401(k) employer contributions expense was $257,200, $247,000, and $230,800 in fiscal years 2003, 2002 and 2001, respectively.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2003, 2002 AND 2001


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2003 and 2002 is summarized as follows:

                                               THREE MONTHS ENDED
                               -------------------------------------------------
                               OCTOBER 31,   JANUARY 31,   APRIL 30,    JULY 31,
                                  2002          2003          2003        2003
                               -----------   -----------   ---------    --------

Revenues                        $17,356        $13,112      $11,640     $10,659

Gross profit                     13,966         10,340        8,923       7,756

Income (loss) before
provision for taxes
on income                         6,047          2,370        2,022      (4,714)

Net income (loss)                $3,688         $1,446       $1,233     ($2,523)
                                =======        =======      =======    ========

Basic income (loss)
per common share                   $.13           $.05         $.04       ($.08)
                                =======        =======      =======    ========

Diluted income (loss)
per common share                   $.13           $.05         $.04       ($.08)
                                =======        =======      =======    ========

                                               THREE MONTHS ENDED
                               -------------------------------------------------
                               OCTOBER 31,   JANUARY 31,   APRIL 30,    JULY 31,
                                  2001          2002          2002        2002
                               -----------   -----------   ---------    --------

Revenues                        $13,386        $11,827      $15,021     $13,781

Gross profit                     10,543          8,650       12,616      11,360

Income before
provision for taxes
on income                         3,143          1,307        4,291       1,599

Net income                       $1,825           $822       $2,551      $1,725
                                =======        =======      =======    ========

Basic income
per common share
                                  $0.06          $0.03        $0.09       $0.06
                                =======        =======      =======    ========

Diluted income
per common share
                                  $0.06          $0.03        $0.09       $0.06
                                =======        =======      =======    ========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2003, 2002 AND 2001


Note 13--Segment Reporting

     The Company has two reportable segments: research and development and clinical reference laboratories. The Company's research and development segment conducts research and development activities as well as selling products derived from these activities. The clinical reference laboratories provide diagnostic services to the health care community. The Company evaluates performance based on income before provision for taxes on income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from income before provision for taxes on income and reported as other consist of corporate general and administrative costs that are not allocable to the two reportable segments. Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below.

The following financial information (in thousands) represents the reportable segments of the Company:

                                                     CLINICAL REFERENCE
                      RESEARCH AND DEVELOPMENT          LABORATORIES                     OTHER                  CONSOLIDATED
                      -------------------------   -------------------------   --------------------------  -------------------------
                      FISCAL YEAR ENDED JULY 31,  FISCAL YEAR ENDED JULY 31,  FISCAL YEAR ENDED JULY 31,  FISCAL YEAR ENDED JULY 31,
                      -------------------------   -------------------------   -------------------------   -------------------------
                        2003     2002     2001      2003     2002     2001      2003     2002     2001      2003     2002     2001
                      -------  -------  -------   -------  -------  -------   -------  -------   ------   -------  -------  -------
Operating revenues:
Research product
  revenues .......... $23,253  $25,963  $17,056        --       --       --        --       --       --   $23,253  $25,963  $17,056
Clinical laboratory
  services ..........      --       --       --   $29,514  $28,052  $35,210        --       --       --    29,514   28,052   35,210


Cost and expenses:
Cost of research
  product revenues ..   2,189      737      785        --       --       --        --       --       --     2,189      737      785
Cost of clinical
  laboratory
  services ..........      --       --       --     9,593   10,110   10,498        --       --       --     9,593   10,110   10,498
Research and
  development
  expense ...........   8,311    6,179    6,081        --       --       --        --       --       --     8,311    6,179    6,081
Depreciation and
  amortization ......     881      923      856       893    1,231    1,397   $    34       --       --     1,808    2,154    2,253
Provision for
  uncollectible
  accounts ..........     616       --       --     8,729   14,188   11,999        --       --       --     9,345   14,188   11,999
Other costs and
  expenses ..........   1,809    1,520    1,044     7,294    6,279    7,521     8,048  $ 3,858   $2,857    17,151   11,657   11,422
Interest income .....      --       --       --        --       --       --     1,355    1,350    3,003     1,355    1,350    3,003
                      -------  -------  -------   -------  -------  -------   -------  -------   ------   -------  -------  -------

Income (loss) before
  provision for
  taxes on income ... $ 9,447  $16,604  $ 8,290   $ 3,005  $(3,756) $ 3,795   ($6,727) ($2,508)  $  146   $ 5,725  $10,340  $12,231
                      =======  =======  =======   =======  =======  =======   =======  =======   ======   =======  =======  =======

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

                                         2003       2002       2001
                                      -------    -------    -------

             United States .......    $19,492    $21,431    $14,257
             Foreign Countries ...      3,761      4,532      2,799
                                      -------    -------    -------
                                      $23,253    $25,963    $17,056
                                      =======    =======    =======

                                ENZO BIOCHEM, INC
                             SCHEDULE II - VALUATION
                             AND QUALIFYING ACCOUNTS
                    Years ended July 31, 2003, 2002 and 2001


                                                                                  Additions
                                                               -------------------------------------------------
                                                Balance at      Charged (credited)       Charged
                                                 Beginning               to costs       to other      (Additions)        Balance at
Description                                      of Period           and Expenses       Accounts      Deductions      End of Period
-----------                                     ----------     ------------------      ---------      ----------      -------------

2003
----
Allowance for doubtful accounts receivable      $4,445,000             $9,345,000          ---        $8,890,000(1)      $4,900,000

2002
----
Allowance for doubtful accounts receivable      $6,526,000            $14,188,000          ---       $16,269,000(1)      $4,445,000

2001
----
Allowance for doubtful accounts receivable      $5,890,000            $11,999,000          ---       $11,363,000(1)      $6,526,000


(1) Write-off of uncollectible accounts receivable.

                                 EXHIBIT INDEX

      EXHIBIT                    DESCRIPTION
        NO                       -----------
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

       14     Code of Ethics filed herewith.

       21     Subsidiaries  of the registrant:
              Enzo Clinical Labs, Inc., a New York corporation.
              Enzo Life Sciences, Inc., a New York corporation.
              Enzo Therapeutics, Inc., a New York corporation.

       23     Consent of Independent Auditors filed herewith.

       31(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

       31(b) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

       32(a) Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

       32(b) Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

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