Form 10-Q
period 2003-10-31
ENZO BIOCHEM INC
filed 2003-12-15
CIK 316253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

                                       or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

NEW YORK                                                        13-2866202
-----------------------------                                ----------------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)

60 EXECUTIVE BLVD., FARMINGDALE, NEW YORK                           11735
-----------------------------------------                       -----------
(Address of Principal Executive office)                          (Zip Code)

(631-755-5500)
-----------------------------
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

                               [X] Yes      [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 125-2).

                               [X] Yes      [ ] No

As of November 25, 2003 the Registrant had 30,036,300 shares of Common Stock Outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                October 31, 2003


                                      INDEX




                                                                           PAGE
                                                                          NUMBER

PART  I - FINANCIAL INFORMATION
-------


Item 1.   Financial Statements

          Consolidated Balance Sheet - October 31, 2003 (unaudited)
            and July 31, 2003                                                  3

          Consolidated Statement of Operations
            For the three months ended October 31, 2003 and 2002 (unaudited)   4

          Consolidated Statement of Cash Flows
            For the three months ended October 31, 2003 and 2002 (unaudited)   5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          13

Item 4.   Controls and Procedures                                             13

Part II - Other Information

Item 1.   Legal Proceedings                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    17

                                ENZO BIOCHEM, INC
                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET

                                                        October 31,    July 31,
                                                           2003          2003
                                                        (unaudited)    (audited)
                                                         ---------    ---------
                                ASSETS

Current assets:
  Cash and cash equivalents ..........................   $  63,446    $  63,268
  Marketable securities ..............................      15,179       15,154
  Accounts receivable, less allowance for
    doubtful accounts ................................      16,643       17,266
  Inventories ........................................       3,322        3,422
  Prepaid expenses ...................................       2,007        2,233
  Deferred taxes .....................................       1,284        1,014
  Prepaid taxes ......................................         810          542
                                                         ---------    ---------
Total current assets .................................     102,691      102,899
Property and equipment, at cost less accumulated
  depreciation and amortization ......................       2,242        2,200
Goodwill .............................................       7,452        7,452
Deferred patent costs, less accumulated amortization .       2,995        3,166
Other ................................................         165          161
                                                         ---------    ---------
                                                         $ 115,545    $ 115,878
                                                         =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable .............................   $   2,097    $   1,321
  Accrued legal fees .................................       1,681        1,915
  Other accrued expenses .............................         435          551
  Accrued research and development expenses ..........          --          453
  Accrued payroll ....................................         621          703
  Deferred rent ......................................         261          232
                                                         ---------    ---------
Total current liabilities ............................       5,095        5,175

Deferred taxes .......................................       1,156        1,235
Deferred rent ........................................          --           87

Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $.01 par value; authorized
    25,000,000 shares; no shares issued
    or outstanding
  Common Stock, $.01 par value; authorized
    75,000,000 shares; shares issued and
    outstanding: 30,007,300 at October 31, 2003
    and 29,975,100 at July 31, 2003 ..................         300          300
  Additional paid-in capital .........................     199,361      199,082
  Accumulated deficit ................................     (90,239)     (89,916)
  Accumulated other comprehensive loss ...............        (128)         (85)
                                                         ---------    ---------
Total stockholders' equity ...........................     109,294      109,381
                                                         ---------    ---------
                                                         $ 115,545    $ 115,878
                                                         =========    =========

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended
                                                               October 31,
                                                            2003          2002
                                                          -------       -------
                                                          (In thousands, expect
                                                             per share data)

Revenues:
  Research product revenues ...........................    $2,760       $10,411
  Clinical laboratory services ........................     7,513         6,945
                                                          -------       -------

                                                           10,273        17,356
Costs and expenses:
  Cost of research product revenues ...................       384         1,291
  Cost of clinical laboratory services ................     2,322         2,099
  Research and development expense ....................     1,932         1,827
  Selling expense .....................................     1,019         1,460
  General and administrative expense ..................     2,390         2,006
  Provision for uncollectible accounts receivable .....     2,372         2,168
  Legal expense .......................................       956           742
                                                          -------       -------
                                                           11,375        11,593
                                                          -------       -------

Income (loss) before interest income and provision
  for taxes on income .................................    (1,102)        5,763
Interest income .......................................       286           284
                                                          -------       -------
Income (loss) before provision for taxes on income ....      (816)        6,047
Benefit (provision) for taxes on income ...............       493        (2,359)
                                                          -------       -------

Net (loss) income .....................................      (323)       $3,688
                                                          =======       =======

Net income (loss) per common share:
  Basic ...............................................     ($.01)        $0.12
                                                          =======       =======
  Diluted .............................................     ($.01)        $0.12
                                                          =======       =======

Denominator for per share calculation:
  Basic ...............................................    30,006        29,885
                                                          =======       =======
  Diluted .............................................    30,006        30,492
                                                          =======       =======

                                ENZO BIOCHEM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             Three Months Ended
                                                                October 31,
                                                               2003       2002
                                                             -------    -------
                                                               (In Thousands)
Cash flows from operating activities:
  Net income (loss) ......................................   $  (323)   $ 3,688
  Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
    Depreciation and amortization of property and
       equipment .........................................       253        237
    Amortization of deferred patent costs ................       214        225
    Provision for uncollectible accounts receivable ......     2,372      2,168
    Deferred rent ........................................       (58)       (49)
    Changes in operating assets and liabilities:
      Accounts receivable before provision for
         uncollectible amounts ...........................    (1,749)    (2,951)
      Inventories ........................................       100        800
      Prepaid expenses ...................................       226       (123)
      Deferred taxes .....................................      (321)        --
      Prepaid taxes ......................................      (268)     1,888
      Trade accounts payable and other accrued expenses ..       660          2
      Accrued research and development expenses ..........      (453)        --
      Accrued legal fees .................................      (234)       370
      Accrued payroll ....................................       (82)        99
                                                             -------    -------
      Total adjustments ..................................       660      2,666
                                                             -------    -------

             Net cash provided by operating activities ...       337      6,354
                                                             -------    -------

Cash flows from investing activities:
  Capital expenditures ...................................      (295)      (186)
  Patent costs deferred ..................................       (43)       (77)
  Purchase of marketable securities ......................       (96)        --
  Security deposits ......................................        (4)        (1)
                                                             -------    -------

    Net cash used in investing activities ................      (438)      (264)
                                                             -------    -------

Cash flows from financing activities:
  Proceeds from the exercise of stock options ............       279         23
                                                             -------    -------
    Net cash provided by financing activities ............       279         23
                                                             -------    -------

Net increase in cash and cash equivalents ................       178      6,113
Cash and cash equivalents at the beginning
  of the period ..........................................    63,268     67,135
                                                             -------    -------
Cash and cash equivalents at the end of the period .......   $63,446    $73,248
                                                             =======    =======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2003
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2003 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended October 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2004.

STOCK BASED COMPENSATION PLANS

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

In December 2002, the FASB issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25. The Company adopted SFAS No. 148 effective January 31, 2003.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2003
                                   (Unaudited)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the three months ended October 31, 2003 and 2002 (in thousands, except per share data):


                                                           Three Months Ended
                                                               October 31,
                                                            2003         2002
                                                          --------     --------
                                                              (In thousands,
                                                          except for share data)

Net income (loss), as reported                               $(323)      $3,688
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards                                                (814)        (705)
                                                          --------     --------

Pro forma net income (loss)                                $(1,137)      $2,983
                                                          ========     ========

Earnings (loss) per share:
   Basic - as reported                                       $(.01)        $.12
   Basic - pro forma                                          (.04)         .10

   Diluted - as reported                                     $(.01)        $.12
   Diluted - pro forma                                        (.04)         .10

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                                           Three Months Ended
                                                               October 31,
                                                            2003         2002
                                                          --------     --------
                                                              (In thousands,
                                                          except for share data)

Numerator:
   Net income (loss) for numerator for basic and
   diluted earnings per common share                         $(323)      $3,688

Denominator:
   Denominator for basic earnings per common
   equivalent share during the period                       30,006       29,885

Effect of dilutive securities
   Employee and director stock options and warrants             --(a)       607
                                                          --------     --------

Denominator for diluted earnings (loss) per common
   equivalent share and assumed conversions                 30,006       30,492
                                                          ========     ========

Basic earnings (loss) per share                              $(.01)        $.12
                                                          ========     ========

Diluted earnings (loss) per share                            $(.01)        $.12
                                                          ========     ========

(a) The effect of 1,127,000 of dilutive securities have been excluded as they are anti-dilutive.

The Company declared a 5% stock dividend on June 10, 2003 payable July 14, 2003 to shareholders of record as of June 30, 2003. The shares and per share data have been adjusted to retroactively reflect this stock dividend for all periods presented.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                                   (UNAUDITED)

Note 2--Segment Reporting

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

     The  following   financial   information  (in  thousands)   represents  the
reportable segments of the Company:

                                                  RESEARCH AND      CLINICAL REFERENCE
                                                  DEVELOPMENT           LABORATORIES           OTHER                CONSOLIDATED
                                              -------------------    ----------------    -------------------     -------------------
                                              THREE MONTHS ENDED     THREE MONTHS ENDED  THREE MONTHS ENDED      THREE MONTHS ENDED
                                                 OCTOBER 31,            OCTOBER 31,         OCTOBER 31,             OCTOBER 31,
                                              -------------------    ----------------    -------------------     -------------------
                                                2003        2002      2003      2002       2003        2002        2003        2002
                                              -------     -------    ------    ------    -------     -------     -------     -------
Operating revenues:
Research product revenues .................    $2,760     $10,411        --        --         --          --      $2,760     $10,411
Clinical laboratory services ..............        --          --    $7,513    $6,945         --          --       7,513       6,945

Cost and expenses:
Cost of research product revenues .........       384       1,291        --        --         --          --         384       1,291
Cost of clinical laboratory services ......        --          --     2,322     2,099         --          --       2,322       2,099

Research and development expense ..........     1,932       1,827        --        --         --          --       1,932       1,827



Provision for uncollectible ...............        --          --     2,372     2,168         --          --       2,372       2,168
accounts
Other costs and expenses ..................       515         972     2,155     1,884     $1,695      $1,352       4,365       4,208
Interest income ...........................        --          --        --        --        286         284         286         284
                                              -------     -------    ------    ------    -------     -------     -------     -------


Income (loss) before (provision) benefit
  for income taxes on income ..............      $(71)     $6,321      $664      $794    $(1,409)    $(1,068)      $(816)     $6,047
                                              =======     =======    ======    ======    =======     =======     =======     =======

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

         The business activities of the Company are performed by the Company's three wholly owned subsidiaries. These activities are: (1) research and development, manufacturing and marketing of biomedical research products and tools through Enzo Life Sciences and research and development of therapeutic products through Enzo Therapeutics, and (2) the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 2 of the Notes to Consolidated Financial Statements.

         The Company's source of revenue has been from the direct sales of research products of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements with other companies. Another source of revenue has been from the clinical laboratory service market. Clinical laboratory services are provided to patients covered by various third party insurance programs, including Medicare and self payors for the services provided. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year. For the three months ended October 31, 2003 and 2002, respectively, approximately 27% and 60% of the Company's operating revenues were derived from research product sales and approximately 73% and 40% were derived from clinical laboratory services. Research product revenue from one major distributor represented approximately 83% of the three months ended in October 31, 2002, under a non-exclusive distribution and supply agreement. See "Item 1. Legal Proceedings."

Liquidity and Capital Resources

         At October 31, 2003, our cash and cash equivalents and marketable securities totaled $78.6 million, an increase of $.2 million from July 31, 2003. We had working capital of $97.6 million at October 31, 2003 compared to $97.7 million at July 31, 2003.

         Net cash provided by operating activities for the period ended October 31, 2003 was approximately $.3 million as compared to net cash provided by operating activities of $6.4 million for the period ended October 31, 2002. The decrease in net cash provided by operating activities from the 2002 period to the 2003 period was primarily due to the decreased net income in the 2003 period based on the net loss in the 2003 period as compared to the net income in the 2002 period.

         Net cash used in investing activities increased approximately $.2 million from the 2002 period, primarily as a result of an increase investment in marketable securities and an increase in capital expenditures.

         Net cash provided by financing activities increased by $.3 million from the 2002 period primarily as a result of the increase in proceeds from the exercise of stock options.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company's ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company estimates the allowance for doubtful accounts primarily based upon the age of the accounts since invoice date. The Company continually monitors its accounts receivable balances and utilizes cash collections data to support the basis for its estimates of the provision for doubtful accounts. Significant changes in payer mix or regulations could have a significant impact on the Company's results of operations and cash flows. In addition, the Company has implemented a process to estimate and review the collections of its receivables based on the period they have been outstanding. Historical collection and payor reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the reserve estimates, which involves judgment. The Company believes that the collectibility of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the correct information in order to bill effectively for the services provided. Revisions in reserve for doubtful accounts estimates are recorded as an adjustment to bad debt expense. The Company believes that its collection and reserves processes, along with the close monitoring of its billing processes, helps reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing operations.

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

Results of Operations

THREE MONTHS ENDED OCTOBER 31, 2003 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 2002

         Revenues from operations for the three months ended October 31, 2003 were $10.3 million a decrease of $7.1 million over revenues from operations for the three months ended October 31, 2002. This decrease was due to a decrease of $7.7 million in revenues from our research product sales operations offset by an increase of $.6 million in revenues from clinical reference laboratory operation over revenues for such activities in the period ended October 31, 2003.

          The decrease in research product sales resulted primarily from a decrease in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets related to the decrease sales based on the termination of a contract with one major distributor. Research product revenue from this one major distributor accounted for approximately 83% of the Company's total research product revenues in the period ended October 31, 2002. See "Item 1. Legal Proceedings."

         The increase of clinical laboratory services revenue was due primarily to increased volume of higher priced esoteric tests. Clinical laboratory services are provided to patients covered by various third party payor programs, including Medicare and health maintenance organizations ("HMO's"). Billings for services are included in revenue net of allowances for contractual discounts and allowances paid for differences between the amounts billed and the estimated amount to be paid. Recent trends had indicated a decrease in the collection rates from the Medicare Program, certain third party payors and HMO's. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

         The cost of research products sold decreased by $.9 million to $.4 million from the prior three month period. This decrease was primarily due to the decrease in expenditures related to the decreased sales based on the termination of a contract with one major distributor.

         The cost of clinical laboratory services increased by $.2 million during this period primarily due to an increase in certain esoteric tests.

         Research and development expenses increased by approximately $.1 million as a result of an increase in the expenses related to the clinical trial activities and other research projects.

         Selling expenses decreased by $.4 million during these three months ended, as compared to the prior year's three months. This decrease was primarily due to a reduction of orders shipped to one major distributor of research products. See "Item 1. Legal Proceedings."

         General and administrative expenses increased by $.4 million due to the increase in overall insurance costs of professional, directors & officers, liability insurance premiums and an increase in data processing personnel costs.

         The Company's legal expenses increased by $.2 million to $.9 million from $.7 million as compared to the previous year. This increase is primarily due to the increase in patent infringement proceedings and the increase in the overall legal activities on these infringement proceedings.

         The Company's provision for uncollectible accounts receivable increased by $.2 million to $2.4 million from $2.2 million as compared to the same three month period last year at the clinical laboratory division. The percentage of the provision for uncollectible accounts receivable as a relationship to revenue increased to 31.6% for these three months ended as compared to 31.3% for the same three month period last year. This increase was primarily due to the change in the mix of payors.

         Interest income was comparable to last years prior three months ended.

         For the three months ended October 31, 2003, the Company recorded a benefit for income taxes of $.5 million based upon the combined effective federal, state and local income tax rates. For the three months ended October 31, 2002, the Company recorded a provision for income taxes of $2.4 million which was based on the combined effective federal, state and local income tax rates.

         Income (loss) before (provision) benefit for taxes on income from the research and development segment activities and related costs was $(71,000) in for period ended October 31, 2003, as compared to income before provision for taxes on income of $6.3 million in for period ended October 31, 2002. The decrease in the income resulted primarily from a decrease in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets to one major distributor. Income before provision for taxes on income from the clinical reference laboratories segment amounted to a $.7 million for period ending October 31, 2003, as compared to income of $.8 million for fiscal 2002. The decrease in income before taxes for the clinical laboratory segment was primarily due to the increase in costs based on an increase in volume of esoteric tests being ordered by physicians. These esoteric tests have higher pricing levels as compared to the regular tests performed at the laboratory.

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

In March 2002, Enzo Life Sciences, a subsidiary of the Company, filed suit in the United States District Court for the District of Delaware against Digene Corp., charging it with infringing the Company's U.S. Patent No. 6,221,581 B1, which concerns a novel process for detecting nucleic acids of interest. On May 31, 2002, Digene filed counterclaims in that suit against Enzo Life Sciences and the Company, including business tort counterclaims relating to the `581 patent. Digene further contends that the Company has caused it substantial damage by interfering with business and financial opportunities. There can be no assurance that the Company and Enzo Life Sciences will be successful in these proceedings. However, even if Enzo Life Sciences is not successful in its patent infringement suit, management does not believe that there will be a significant adverse monetary impact to the Company. With respect to Digene's counterclaims, the Company and Enzo Life Sciences believe them to be without merit and intend to defend themselves vigorously. Trial is scheduled for March 22, 2004.

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants

Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortuous interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants' breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants' infringement of patents covering the same. In April, 2003, the Court directed that individual complaints be filed separately against each defendant. Enzo has done so and has added Yale for technical reasons relating to its standing to enforce the four Yale patents of which Enzo is exclusive licensee. Yale and Enzo are aligned in protecting the validity and enforceability of the subject patents. In June, 2003, the Court directed all parties to submit a stipulation setting forth dates for the completion of discovery. A stipulation to this effect is currently being negotiated and is likely to provide for discovery to take place through early 2004, with a trial to take place in 2004. Defendants have not yet answered the individual complaints although it is anticipated that the answers, when filed, will include a number of affirmative defenses and, possible, counterclaim. In addition, two of the Defendants filed motions to dismiss Enzo's patent infringement claims as to four of the patents-in-suit on the grounds that Enzo is not the exclusive licensee of such patents. On October 16, 2003, the court heard oral argument on the motion and reserved its decision. There can be no assurance that the Company will be successful in this litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company.

On October 28, 2003, the Company and Enzo Life Sciences, Inc., a subsidiary of the Company, filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc. The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company's proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company's products, and that Affymetrix improperly induced collaborators and customers to use the Company's products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix's unauthorized use, development, manufacture, sale, distribution and transfer of the Company's products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company's products in violation of the terms of the agreement and the Company's rights. Subsequent to the filing of the Complaint against Affymetrix, Inc. referenced above, on or about November 10, 2003, Affymetrix, Inc. filed its own complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties' agreement, that it has not infringed certain of Enzo's Patents, and that certain of Enzo's patents are invalid, and damages for alleged breach of the parties' agreement, unfair competition, and tortuous interference, as well as certain injunction relief to prevent alleged unfair competition and tortuous interference. The Company does not believe that the complaint has any merit and intends to defend vigorously.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS

          Exhibit No.       Exhibit

          31(a)             Certification of Elazar Rabbani,  Ph.D.  pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002.

          31(b) Certification of Barry Weiner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32(a) Certification of Elazar Rabbani, Ph.D. pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32(b)             Certification  of Barry Weiner pursuant to 18 U.S.C.
                            ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)    REPORTS ON FORM 8-K.

                 One Form 8-K dated October 29, 2003 was furnished to the Securities and Exchange Commission during the quarter ended October 31, 2003, pursuant to Item 12 of Form 8-K. Pursuant to General Instruction B of Form 8-K, information furnished pursuant to Item 12 is not deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, is not incorporated by reference into this Report on Form 10-Q and Enzo does not intend to incorporate that report on Form 8-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                                         ENZO BIOCHEM, INC.
                                                            (registrant)




Date: December 12, 2003                             by:  /s/ BARRY WEINER
                                                        ------------------------
                                                        Chief Financial Officer,