Form 10-Q
period 2004-01-31
ENZO BIOCHEM INC
filed 2004-03-16
CIK 316253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                          Commission File Number 1-9974
                               ENZO BIOCHEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                         13-2866202
--------------------                                         -------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

60 Executive Blvd., Farmingdale, New York                           11735
-----------------------------------------                        -----------
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

                                 [X] Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 125-2).

                                 [X] Yes     No

As of March 2, 2004 the Registrant had 30,036,300 shares of Common Stock Outstanding.

                               ENZO BIOCHEM, INC.
                                    FORM 10-Q
                                January 31, 2004


                                      INDEX
                                      -----



                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I - FINANCIAL INFORMATION
------


Item 1. Financial Statements

        Consolidated Balance Sheet - January 31, 2004 (unaudited)
          and July 31, 2003 (audited)                                        3

        Consolidated Statement of Operations
          For the six months ended January 31, 2004 and 2003 (unaudited)     4

        Consolidated Statement of Operations
          For the three months ended January 31, 2004 and 2003 (unaudited)   5

        Consolidated Statement of Cash Flows
          For the six months ended January 31, 2004 and 2003 (unaudited)     6

        Notes to Consolidated Financial Statements                           8

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     11

Item 3. Quantitative and Qualitative Disclosures About Market Risk          16

Item 4. Controls and Procedures                                             16

Part II - Other Information

Item 1. Legal Proceedings                                                   17

Item 6. Exhibits and Reports on Form 8-K                                    19

                                ENZO BIOCHEM, INC
                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET

                                                                                                    January 31,            July 31,
                                                                                                           2004                2003
                                                                                                    (unaudited)           (audited)
                                                                                               ------------------------------------
                                                                                                              (In thousands)
                               ASSETS
Current assets:
   Cash and cash equivalents ..................................................................        $ 59,806            $ 63,268
   Marketable securities ......................................................................          15,310              15,154
   Accounts receivable, less allowance for doubtful accounts ..................................          17,072              17,266
   Inventories ................................................................................           3,127               3,422
   Prepaid expenses ...........................................................................           2,187               2,233
   Deferred taxes .............................................................................           2,822               1,014
   Prepaid taxes ..............................................................................             795                 542
                                                                                                       --------            --------
Total current assets ..........................................................................         101,119             102,899
Property and equipment, at cost less accumulated depreciation
   and amortization ...........................................................................           2,237               2,200
Goodwill ......................................................................................           7,452               7,452
Deferred patent costs, less accumulated amortization ..........................................           2,627               3,166
Other .........................................................................................             157                 161

                                                                                                       --------            --------
                                                                                                       $113,592            $115,878
                                                                                                       ========            ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable .....................................................................        $  1,297            $  1,321
   Accrued legal fees .........................................................................           1,350               1,915
   Other accrued expenses .....................................................................             684                 551
   Accrued research and development expenses ..................................................             ---                 453
   Income taxes payable .......................................................................             350                 ---
   Accrued payroll ............................................................................             254                 703
   Deferred rent ..............................................................................             203                 232
                                                                                                       --------            --------
Total current liabilities .....................................................................           4,138               5,175

Deferred taxes ................................................................................           1,072               1,235
Deferred rent .................................................................................             ---                  87

Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding
   Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 30,036,300 at January 31, 2004 and 29,975,100
       at July 31, 2003 .......................................................................             300                 300
   Additional paid-in capital .................................................................         199,884             199,082
   Accumulated deficit ........................................................................         (91,694)            (89,916)
   Accumulated other comprehensive loss .......................................................            (108)                (85)
                                                                                                       --------            --------
Total stockholders' equity ....................................................................         108,382             109,381
                                                                                                       --------            --------
                                                                                                       $113,592            $115,878
                                                                                                       ========            ========

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                    Six Months Ended January 31,
                                                        2004             2003
                                           -------------------------------------
                                           (In thousands, expect per share data)

Revenues:
   Research product revenues ........................  $ 6,727          $16,431
   Clinical laboratory services .....................   14,573           14,037
                                                       -------          -------
                                                        21,300           30,468
Costs and expenses:
   Cost of research product revenues ................      797            1,727
   Cost of clinical laboratory services .............    4,838            4,345
   Research and development expense .................    4,281            3,422
   Selling expense ..................................    2,193            2,553
   General and administrative expense ...............    5,075            4,139
   Provision for uncollectible accounts receivable ..    5,505            4,198
   Legal expense ....................................    2,779            2,329
                                                       -------          -------
                                                        25,468           22,713
                                                       -------          -------

(Loss) income before interest income and benefit
   (provision) for taxes on income ..................   (4,168)           7,755
Interest income .....................................      596              662
                                                       -------          -------
(Loss) income before provision for taxes on income ..   (3,572)           8,417
Benefit (provision) for taxes on income .............    1,793           (3,283)
                                                       -------          -------

Net (loss) income ...................................  $(1,779)         $ 5,134
                                                       =======          =======

Net (loss) income per common share:
   Basic ............................................   $(0.06)           $0.17
                                                       =======          =======
   Diluted ..........................................   $(0.06)           $0.17
                                                       =======          =======

Denominator for per share calculation:
   Basic ............................................   30,022           29,887
                                                       =======          =======
   Diluted ..........................................   30,022           30,528
                                                       =======          =======

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                  Three Months Ended January 31,
                                                        2004             2003
                                           -------------------------------------
                                           (In thousands, expect per share data)

Revenues:
   Research product revenues ........................  $ 3,968          $ 6,020
   Clinical laboratory services .....................    7,060            7,092
                                                       -------          -------
                                                        11,028           13,112
Costs and expenses:
   Cost of research product revenues ................      413              436
   Cost of clinical laboratory services .............    2,516            2,246
   Research and development expense .................    2,349            1,595
   Selling expense ..................................    1,174            1,093
   General and administrative expense ...............    2,685            2,133
   Provision for uncollectible accounts receivable ..    3,133            2,030
   Legal expense ....................................    1,823            1,587
                                                       -------          -------
                                                        14,093           11,120
                                                       -------          -------

(Loss) income before interest income and benefit
     (provision) for taxes on income ................   (3,065)           1,992
Interest income .....................................      310              378
                                                       -------          -------
(Loss) income before provision for taxes on income ..   (2,755)           2,370
Benefit (provision) for taxes on income .............    1,300             (924)
                                                       -------          -------

Net (loss) income ...................................  $(1,455)         $ 1,446
                                                       =======          =======

Net (loss) income per common share:
   Basic ............................................   $(0.05)           $0.05
                                                       =======          =======
   Diluted ..........................................   $(0.05)           $0.05
                                                       =======          =======

Denominator for per share calculation:
   Basic ............................................   30,036           29,889
                                                       =======          =======
   Diluted ..........................................   30,036           30,561
                                                       =======          =======

                                ENZO BIOCHEM, INC
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                    Six Months Ended January 31,
                                                        2004             2003
                                                    ----------------------------
                                                           (In Thousands)

Cash flows from operating activities:
   Net (loss) income ................................  $(1,779)         $ 5,134
   Adjustments to reconcile net (loss) income to
        net cash (used in) provided by operating
        activities:
     Depreciation and amortization of property and
        equipment ...................................      523              505
     Amortization of deferred patent costs ..........      582              449
     Provision for uncollectible accounts
        receivable ..................................    5,505            4,198
     Issuance of stock for 401 K plan ...............      282              ---
     Deferred rent ..................................     (116)             (98)
     Deferred taxes .................................   (1,608)             ---
     Changes in operating assets and liabilities:
        Accounts receivable before provision for
           uncollectible amounts ....................   (5,311)          (4,045)
        Inventories .................................      295              530
        Prepaid expenses ............................       46             (295)
        Prepaid taxes ...............................     (251)           1,968
        Trade accounts payable and other
           accrued expenses .........................     (344)            (646)
        Income taxes payable ........................      ---              844
        Accrued legal fees ..........................     (565)             960
        Accrued payroll .............................     (450)            (174)
                                                       -------          -------
        Total adjustments ...........................   (1,412)           4,196
                                                       -------          -------

               Net cash (used in) provided by
                  operating activities ..............   (3,191)           9,330
                                                       -------          -------

Cash flows from investing activities:
   Capital expenditures .............................     (560)            (402)
   Patent costs deferred ............................      (43)            (149)
   Purchase of marketable securities ................     (193)             ---
   Security deposits ................................        4               (2)
                                                       -------          -------

     Net cash used in investing activities ..........     (792)            (553)
                                                       -------          -------

Cash flows from financing activities:
   Proceeds from the exercise of stock options ......      521               23
                                                       -------          -------
     Net cash provided by financing activities ......      521               23
                                                       -------          -------

Net (decrease) increase in cash and
   cash equivalents .................................   (3,462)           8,800
Cash and cash equivalents at the beginning
   of the period ....................................   63,268           67,135
                                                       -------          -------
Cash and cash equivalents at the end of the period ..  $59,806          $75,935
                                                       =======          =======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2004
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2003 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended January 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2004.

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2004
                                   (Unaudited)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the periods ended January 31, 2004 and 2003:

                                                         Six Months Ended January 31,   Three Months Ended January 31,
                                                              2004          2003              2004           2003
                                                            ---------------------           ----------------------
                                                                      (In thousands, except for share data)

Net (loss) income, as reported                              $(1,779)       $5,134           $(1,455)        $1,446
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards       1,562         1,395               750            690
                                                            -------        ------           -------         ------

Pro forma net (loss) income                                  (3,341)        3,739            (2,205)        $  756
                                                            =======        ======           =======         ======

Earnings (loss) per share:
   Basic - as reported                                      $  (.06)       $  .17           $  (.05)        $  .05
   Basic - pro forma                                           (.13)          .12              (.09)           .03

   Diluted - as reported                                    $  (.06)       $  .17           $  (.05)        $  .05
   Diluted - pro forma                                         (.13)          .12              (.09)           .02


The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                                         Six Months Ended January 31,   Three Months Ended January 31,
                                                              2004          2003              2004           2003
                                                            ---------------------           ----------------------
                                                                      (In thousands, except for share data)

Numerator:
   Net income (loss) for numerator for basic and
   diluted earnings per common share                        $(1,779)       $5,134           $(1,455)        $1,446

Denominator:
   Denominator for basic earnings per common
   equivalent share during the period                        30,022        29,887            30,036         29,889

Effect of dilutive securities
   Employee and director stock options and warrants             ---           641               ---            672
                                                            -------        ------           -------         ------

Denominator for diluted earnings (loss) per common
   equivalent share and assumed conversions                  30,022        30,528            30,036         30,561
                                                            =======        ======           =======         ======

Basic earnings (loss) per share                             $  (.06)       $  .17           $  (.05)        $  .05
                                                            =======        ======           =======         ======

Diluted earnings (loss) per share                           $  (.06)       $  .17           $  (.05)        $  .05
                                                            =======        ======           =======         ======


The following table summarized, for each period presented, the number of shares excluded form the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                                         Six Months Ended January 31,   Three Months Ended January 31,
                                                              2004          2003              2004           2003
                                                            ---------------------           ----------------------

Employee and director stock options and warrants              1,067           ---             1,006            ---

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2004
                                   (Unaudited)

The Company declared a 5% stock dividend on June 10, 2003 payable July 14, 2003 to shareholders of record as of June 30, 2003. The shares and per share data have been adjusted to retroactively reflect this stock dividend for all periods presented.

Inventories

Inventories consist of the following as of:

                                              January 31, 2004     July 31, 2003
                                              ----------------------------------

                  Raw Materials                         $  112            $  168
                  Work in process                        1,876             2,058
                  Finished products                      1,139             1,196
                                                        ------            ------
                                                        $3,127            $3,422
                                                        ======            ======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2004
                                   (Unaudited)

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


The following financial information (in thousands) represents the reportable segments of the company:

                                             RESEARCH AND         CLINICAL REFERENCE
                                              DEVELOPMENT            LABORATORIES              OTHER                CONSOLIDATED

                                            SIX MONTHS ENDED       SIX MONTHS ENDED       SIX MONTHS ENDED        SIX MONTHS ENDED
                                               JANUARY 31,            JANUARY 31,            JANUARY 31,             JANUARY 31,
                                             2004       2003       2004        2003       2004        2003        2004        2003
                                           -----------------------------------------------------------------------------------------
Operating revenues:
Research product revenues                  $  6,727   $ 16,431                    ---                    ---       6,727    $ 16,431
Clinical laboratory services                               ---   $ 14,573    $ 14,037                    ---      14,573      14,037

Cost and expenses:

Cost of research product revenues               797      1,727                    ---                    ---         797       1,727
Cost of clinical laboratory services                       ---      4,838       4,345                    ---       4,838       4,345
Research and development expense              4,281      3,422                    ---                    ---       4,281       3,422
Other costs and expenses                      1,098      1,564     10,163       8,124      4,291       3,531      15,552      13,219
Interest income                                            ---                    ---        596         662         596         662

Loss (income) before benefit
(provision) for taxes on income            $    551      9,718   $   (428)   $  1,568   $ (3,695)   $ (2,869)   $ (3,572)   $  8,417
                                           ========   ========   ========    ========   ========    ========    ========    ========


                                           THREE MONTHS ENDED     THREE MONTHS ENDED     THREE MONTHS ENDED      THREE MONTHS ENDED
                                               JANUARY 31,            JANUARY 31,            JANUARY 31,             JANUARY 31,
                                             2004       2003       2004        2003       2004        2003        2004        2003
                                           -----------------------------------------------------------------------------------------
Operating revenues:
Research product revenues                  $  3,968   $  6,020                    ---                    ---    $  3,968    $  6,020
Clinical laboratory services                               ---    $ 7,060     $ 7,092                    ---       7,060       7,092

Cost and expenses:

Cost of research product revenues               413        436                    ---                    ---         413         436
Cost of clinical laboratory services                       ---      2,516       2,246                    ---       2,516       2,246
Research and development expense              2,349      1,595        ---         ---                    ---       2,349       1,595
Other costs and expenses                        599        591      5,634       4,070      2,582       2,182       8,815       6,843
Interest income                                            ---                    ---        310         378         310         378

Income (loss) before benefit
(provision) for taxes on income            $    607   $  3,398   $ (1,090)   $    776   $ (2,272)   $ (1,804)   $ (2,755)   $  2,370
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

        The Company's source of revenue has been from the direct sales of research products of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements with other companies. Another source of revenue has been from the clinical laboratory service market. Clinical laboratory services are provided to patients covered by various third party insurance programs, including Medicare and self payors for the services provided. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year. For the six months ended January 31, 2004 and 2003, respectively, approximately 31% and 54% of the Company's operating revenues were derived from research product sales and approximately 69% and 46% were derived from clinical laboratory services. Research product revenue from one major distributor represented approximately 70% of the six months ended in January 31, 2003, under a non-exclusive distribution and supply agreement. See "Item 1. Legal Proceedings."

Liquidity and Capital Resources

        At January 31, 2004, our cash and cash equivalents and marketable securities totaled $75.1 million, a decrease of $3.3 million from July 31, 2003. We had working capital of $97.0 million at January 31, 2004 compared to $97.7 million at July 31, 2003.

        Net cash used by operating activities for the period ended January 31, 2004 was approximately $3.2 million as compared to net cash provided by operating activities of $9.3 million for the period ended January 31, 2003. The decrease in net cash provided by operating activities from the 2003 period to the 2004 period was primarily due to the decreased net income in the 2004 period based on the net loss in the 2004 period as compared to the net income in the 2003 period.

        Net cash used in investing activities increased approximately $.2 million from the 2003 period, primarily as a result of an increase investment in marketable securities and an increase in capital expenditures.

        Net cash provided by financing activities increased by $.5 million from the 2003 period primarily as a result of the increase in proceeds from the exercise of stock options.

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

We estimate the allowance for contractual allowances on a payer-specific basis given our interpretation of the applicable regulations and historical calculations. However, the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations occur frequently that necessitates continual review and assessment of the estimation process by management.

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

Results of Operations

SIX MONTHS ENDED  JANUARY 31, 2004  COMPARED  WITH SIX MONTHS ENDED  JANUARY 31,
2003

        Revenues from operations for the six months ended January 31, 2004 were $21.3 million a decrease of $9.2 million over revenues from operations for the six months ended January 31, 2003. This decrease was due to a decrease of $9.7 million in revenues from our research product sales operations offset by an increase of $.5 million in revenues from clinical reference laboratory operation over revenues for such activities in the period ended January 31, 2003.

        The decrease in research product sales resulted primarily from a decrease in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets related to the decrease sales based on the termination of a contract with one major distributor. Research product revenue from this one major distributor accounted for approximately 70% of the Company's total research product revenues in the period ended January 31, 2003. See "Item 1. Legal Proceedings."

        The increase of clinical laboratory services revenue was due primarily to increased volume of higher priced esoteric tests. Clinical laboratory services are provided to patients covered by various third party payor programs, including Medicare and health maintenance organizations ("HMO's"). Billings for services are included in revenue net of allowances for contractual discounts and allowances paid for differences between the amounts billed and the estimated amount to be paid. Recent trends had indicated a decrease in the collection rates from the Medicare Program, certain third party payors and HMO's. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, harsh winter conditions, the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

        The cost of research products sold decreased by $.9 million from the prior six month period. This decrease was primarily due to the decrease in expenditures related to the decreased sales based on the termination of a contract with one major distributor.

        The cost of clinical laboratory services increased by $.5 million during this period primarily due to an increase in costs associated with certain esoteric tests and the costs related to the accelerated process of performing more tests in-house.

        Research and development expenses increased by approximately $.9 million as a result of an increase in the expenses related to the clinical trial activities and other research projects.

        Selling expenses decreased by $.4 million during these six months ended, as compared to the prior year's six months. This decrease was primarily due to a reduction of orders shipped to one major distributor of research products. See "Item 1. Legal Proceedings."

        General and administrative expenses increased by $.9 million due to the increase in overall insurance costs of professional, directors & officers, liability insurance premiums an increase in data processing personnel costs and an increase in legal personnel costs.

        The Company's legal expenses increased by $.5 million to $2.8 million from $2.3 million as compared to the previous year. This increase is primarily due to the increase in patent infringement proceedings and the increase in the overall legal activities on these infringement proceedings.

         The Company's provision for uncollectible accounts receivable increased by $1.3 million to $5.5 million from $4.2 million as compared to the same six month period last year at the clinical laboratory division. The percentage of the provision for uncollectible accounts receivable as a relationship to revenue increased to 38% for these six months ended as compared to 30% for the same six month period last year. This increase was primarily due to the change in the mix of payors.

        Interest income was comparable to last years prior six months ended.

        For the six months ended January 31, 2004, the Company recorded a benefit for income taxes of $1.8 million based upon the combined effective federal, state and local income tax rates. For the six months ended January 31, 2003, the Company recorded a provision for income taxes of $3.3 million which was based on the combined effective federal, state and local income tax rates.

        Income (loss) before (provision) benefit for taxes on income from the research and development segment activities and related costs was $.5 million in for period ended January 31, 2004, as compared to income before provision for taxes on income of $9.7 million in for period ended January 31, 2003. The decrease in the income resulted primarily from a decrease in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets to one major distributor. Income (loss) before provision for taxes on income from the clinical reference laboratories segment amounted to a ($.4) million for period ending January 31, 2004, as compared to income of $1.6 million for fiscal 2003. The decrease in income before taxes for the clinical laboratory segment was primarily due to the increase in costs based on an increase in volume of esoteric tests being ordered by physicians. These esoteric tests have higher pricing levels as compared to the regular tests performed at the laboratory, and also due to an increase in the provision for uncollectible accounts receivable due to the change in the estimate of uncollectible receivables percentages.

THREE MONTHS ENDED JANUARY 31, 2004 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2003

        Revenues from operations for the three months ended January 31, 2004 were $11.0 million a decrease of $2.1 million over revenues from operations for the three months ended January 31, 2003. This decrease was due to a decrease of $2.0 million in revenues from our research product sales operations. The revenues from the clinical laboratory operation were comparable to the previous three month period.

        The decrease in research product sales resulted primarily from a decrease in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets related to the decrease sales based on the termination of a contract with one major distributor. Research product revenue from this one major distributor accounted for approximately 43% of the Company's total research product revenues in the period ended January 31, 2003. See "Item 1. Legal Proceedings."

        The cost of research products sold was comparable to last years prior three months ended.

        The cost of clinical laboratory services increased by $.3 million during this period primarily due to an increase in cost associated with certain esoteric tests.

        Research and development expenses increased by approximately $.8 million as a result of an increase in the expenses related to the clinical trial activities and other research projects.

        Selling expenses decreased by $.1 million during the three months ended, as compared to the prior year's three months. This decrease was primarily due to a reduction of orders shipped to one major distributor of research products. See "Item 1. Legal Proceedings."

        General and administrative expenses increased by $.5 million due to the increase in overall insurance costs of professional, directors & officers, liability insurance premiums an increase in data processing personnel costs and an increase in legal personnel costs.

        The Company's legal expenses increased by $.2 million to $1.8 million from $1.6 million as compared to the previous year. This increase is primarily due to the increase in patent infringement proceedings and the increase in the overall legal activities on these infringement proceedings.

        The Company's provision for uncollectible accounts receivable increased by $1.1 million to $3.1 million from $2.0 million as compared to the same three month period last year at the clinical laboratory division. The percentage of the provision for uncollectible accounts receivable as a relationship to revenue increased to 45% for these three months ended as compared to 29% for the same three month period last year. This increase was primarily due to the change in the mix of payors.

        Interest income was comparable to last years prior three months ended.

        For the three months ended January 31, 2004, the Company recorded a benefit for income taxes of $1.3 million based upon the combined effective federal, state and local income tax rates. For the three months ended January 31, 2003, the Company recorded a provision for income taxes of $.9 million which was based on the combined effective federal, state and local income tax rates.

        Income (loss) before (provision) benefit for taxes on income from the research and development segment activities and related costs was $.6 million in for period ended January 31, 2004, as compared to income before provision for taxes on income of $3.4 million in for period ended January 31, 2003. The decrease in the income resulted primarily from a decrease in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets to one major distributor. Income (loss) before provision for taxes on income from the clinical reference laboratories segment amounted to a $(1.1) million for period ending January 31, 2004, as compared to income of $.8 million for fiscal 2003. The decrease in income before taxes for the clinical laboratory segment was primarily due to the increase in costs based on an increase in volume of esoteric tests being ordered by physicians. These esoteric tests have higher pricing levels as compared to the regular tests performed at the laboratory, and also due to an increase in the provision for uncollectible accounts receivable due to the change in the estimate of uncollectible receivables percentages.

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

In March 2002, Enzo Life Sciences, a subsidiary of the Company, filed suit in the United States District Court for the District of Delaware against Digene Corp., charging it with infringing the Company's U.S. Patent No. 6,221,581 B1, which concerns a novel process for detecting nucleic acids of interest. On May 31, 2002, Digene filed counterclaims in that suit against Enzo Life Sciences and the Company, including business tort counterclaims relating to the `581 patent. Digene further contends that the Company has caused it substantial damage by interfering with business and financial opportunities. There can be no assurance that the Company and Enzo Life Sciences will be successful in these proceedings. However, even if Enzo Life Sciences is not successful in its patent infringement suit, management does not believe that there will be a significant adverse monetary impact to the Company. With respect to Digene's counterclaims, the Company and Enzo Life Sciences believe them to be without merit and intend to defend themselves vigorously. The trial date which was originally scheduled for March 22, 2004, has been delayed.

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

On October 28, 2003, the Company and Enzo Life Sciences, Inc., a subsidiary of the Company, filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc. The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company's proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company's products, and that Affymetrix improperly induced collaborators and customers to use the Company's products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix's unauthorized use, development, manufacture, sale, distribution and transfer of the Company's products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company's products in violation of the terms of the agreement and the Company's rights. Subsequent to the filing of the Complaint against Affymetrix, Inc. referenced above, on or about November 10, 2003, Affymetrix, Inc. filed its own complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties' agreement, that it has not infringed certain of Enzo's Patents, and that certain of Enzo's patents are invalid, and damages for alleged breach of the parties' agreement, unfair competition, and tortuous interference, as well as certain injunction relief to prevent alleged unfair competition and tortuous interference. The Company does not believe that the complaint has any merit and intends to defend vigorously. Affymetrix also moved to transfer venue of Enzo's action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix's subsequently filed action. On January 30, 2004, Affymentrix's motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Pleadings have not been completed and discovery has not commenced.

Item G.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

        Exhibit No.             Exhibit  Certification of Elazar Rabbani,  Ph.D.
        31(a)                   pursuant  to Section  302 of the  Sarbanes-Oxley
                                Act of 2002.

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

        (b) REPORTS ON FORM 8-K.

        One Form 8-K dated December 15, 2003, furnished to the Securities and Exchange Commission during the quarter ended October 31, 2003, pursuant to Item 12 of Form 8-K. Pursuant to General Instruction B of Form 8-K, information furnished pursuant to Item 12 is not deemed to be "filed" for the purpose of
Section 18 of the Securities Exchange Act of 1934, is not incorporated by reference into this Report on Form 10-Q and Enzo does not intend to incorporate that report on Form 8-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                               ENZO BIOCHEM, INC.
                                               -----------------------
                                               (registrant)




Date: March 16, 2004                           by:  /S/ Barry Weiner
                                                    ------------------
                                               Chief Financial Officer,