Form 10-Q/A
period 2004-01-31
ENZO BIOCHEM INC
filed 2004-06-01
CIK 316253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the period ended January 31, 2004.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ______________ .


                         Commission File Number: 1-9974


                               ENZO BIOCHEM, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


             NEW YORK                                     13-2866202
------------------------------------           ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


               60 EXECUTIVE BOULEVARD, FARMINGDALE, NEW YORK 11735
               ---------------------------------------------------
              (Address of principal executive offices and zip code)


                                 (631) 755-5500
               ----------------------------------------------------
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    Common Stock, $0.01 par value                        New York Stock Exchange
---------------------------------------                  -----------------------
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

Yes X   No

        -------------------------------------------------------------------
              As of February 26, 2003 the Registrant had 28,466,200
                      shares of Common Stock outstanding.

PORTIONS AMENDED

The Registrant hereby amends Part II Item 4 contained in the Registrant's Report on Form 10-Q for the quarterly period ended January 31, 2004 to provide information relating to the election of directors at the Registrant's Annual Meeting of Shareholders held on January 14, 2004. Except as set forth in Item 4, no other changes are made to the Company's Report on Form 10-Q for the quarterly period ended January 31, 2004.



                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Stockholders was held on January 14, 2004.

(b) The following matters were voted upon and the results were as follows:

(1) Shahram Rabbani and Irwin C. Gerson were nominated by management and elected by the stockholders to serve as Class I Directors until the next Annual Meeting of Stockholders or until their respective successors are elected and shall qualify. The Stockholders voted 27,894,999 and 28,069,121 shares in the affirmative for Messrs. Rabbani and Gerson, respectively, and 571,946 and 397,824 shares withheld for Messrs. Rabbani and Gerson respectively.

(2) The Stockholders voted 27,976,368 shares in the affirmative with respect to the ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended July 31, 2004 and 488,941 shares against and 41,636 shares abstained.


------------------------------------------------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               ENZO BIOCHEM, INC.
                                  (registrant)


Date: May 28, 2004                                   by: /s/ Barry Weiner
                                                     ---------------------------
                                                     Chief Financial Officer