Form 10-Q
period 2004-04-30
ENZO BIOCHEM INC
filed 2004-06-14
CIK 316253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

Mark one

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

                                       or

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

                                _X_ Yes   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 125-2).

                                _X_ Yes   No ___

As of May 24, 2004 the Registrant had 30,841,000 shares of Common Stock Outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                 April 30, 2004


                                      INDEX





                                                                           PAGE
                                                                          NUMBER

PART  I - FINANCIAL INFORMATION
-------


Item 1.  Financial Statements

         Consolidated Balance Sheet - April 30, 2004 (unaudited)
            and July 31, 2003 (audited)                                        3

         Consolidated Statement of Operations
            For the nine months ended April 30, 2004 and 2003 (unaudited)      4

         Consolidated Statement of Operations
            For the three months ended April 30, 2004 and 2003 (unaudited)     5

         Consolidated Statement of Cash Flows
            For the nine months ended April 30, 2004 and 2003 (unaudited)      6

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16

Item 4.  Controls and Procedures                                              16

Part II - Other Information

Item 1.  Legal Proceedings                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     19

                                ENZO BIOCHEM, INC
                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET

                                                          April30,     July 31,
                                                            2004        2003
                                                        (unaudited)   (audited)
                                                         ---------    ---------
                                                            (In thousands)
                                ASSETS

Current assets:
  Cash and cash equivalents ...........................  $  59,879    $  63,268
  Marketable securities ...............................     15,341       15,154
  Accounts receivable, less allowance
    for doubtful accounts .............................     17,186       17,266
  Inventories .........................................      3,047        3,422
  Prepaid expenses ....................................      1,652        2,233
  Deferred taxes ......................................      2,874        1,014
  Prepaid taxes .......................................        127          542
  Income tax receiveable ..............................        695           --
                                                         ---------    ---------
Total current assets ..................................    100,801      102,899
Property and equipment, at cost less accumulated
  depreciation and amortization .......................      2,332        2,200
Goodwill ..............................................      7,452        7,452
Deferred patent costs, less accumulated amortization ..      2,680        3,166
Other .................................................        157          161
                                                         ---------    ---------
                                                         $ 113,422    $ 115,878
                                                         =========    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable .............................  $   1,250    $   1,321
   Accrued legal fees .................................      1,810        1,915
   Other accrued expenses .............................        431          551
   Accrued research and development expenses ..........         55          453
   Accrued payroll ....................................        481          703
   Deferred rent ......................................        145          232
                                                         ---------    ---------
Total current liabilities .............................      4,172        5,175

Deferred taxes ........................................      1,046        1,235
Deferred rent .........................................         --           87

Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $.01 par value; authorized
    25,000,000 shares; no shares issued
    or outstanding
  Common Stock, $.01 par value; authorized
    75,000,000 shares; shares ISSUED 30,857,000
    AND 30,507,000 OUTSTANDING AT APRIL 30, 2004
    AND 29,975,100 at July 31, 2003 ...................        308          300
  Additional paid-in capital ..........................    205,866      199,082
  Treasury stock ......................................     (5,669)          --
  Accumulated deficit .................................    (92,155)     (89,916)
  Accumulated other comprehensive loss ................       (146)         (85)
                                                         ---------    ---------
Total stockholders' equity ............................    108,204      109,381
                                                         ---------    ---------
                                                         $ 113,422    $ 115,878
                                                         =========    =========

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                               Nine Months
                                                             Ended April 30,
                                                            2004         2003
                                                          --------     --------
                                                             (In thousands,
                                                         expect per share data)

Revenues:
  Research product revenues ..........................     $10,942      $20,612
  Clinical laboratory services .......................      22,123       21,496
                                                          --------     --------

                                                            33,065       42,108
Costs and expenses:
  Cost of research product revenues ..................       1,238        2,012
  Cost of clinical laboratory services ...............       7,457        6,777
  Research and development expense ...................       6,354        5,086
  Selling expense ....................................       3,483        3,615
  General and administrative expense .................       7,428        6,253
  Provision for uncollectible accounts receivable ....       8,354        6,432
  Legal expense ......................................       4,116        2,554
                                                          --------     --------
                                                            38,430       32,729
                                                          --------     --------

(Loss) income before interest income and
   benefit (provision) for taxes on income ...........      (5,365)       9,379
Interest income ......................................         902         1060
(Loss) income before provision for taxes on income ...      (4,463)      10,439
Benefit (provision) for taxes on income ..............       2,224       (4,072)
                                                          --------     --------
Net (loss) income ....................................     ($2,239)      $6,367
                                                          ========     ========

Net (loss) income per common share:
   Basic .............................................      ($0.07)       $0.21
   Diluted ...........................................      ($0.07)       $0.21
                                                          ========     ========

Denominator for per share calculation:
   Basic .............................................      30,082       29,888
                                                          ========     ========

   Diluted ...........................................      30,082       30,467
                                                          ========     ========

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                              Three Months
                                                             Ended April 30,
                                                            2004         2003
                                                          --------     --------
                                                              (In thousands,
                                                          expect per share data)

Revenues:
  Research product revenues ..........................      $4,215       $4,181
  Clinical laboratory services .......................       7,550        7,459
                                                          --------     --------

                                                            11,765       11,640
Costs and expenses:
  Cost of research product revenues ..................         441          285
  Cost of clinical laboratory services ...............       2,619        2,432
  Research and development expense ...................       2,073        1,664
  Selling expense ....................................       1,290        1,062
  General and administrative expense .................       2,353        2,114
  Provision for uncollectible accounts receivable ....       2,849        2,234
  Legal expense ......................................       1,337          225
                                                          --------     --------

                                                            12,962       10,016
                                                          --------     --------
(Loss) income before interest income and benefit
  (provision) for taxes on income ....................      (1,197)       1,624
Interest income ......................................         306          398
                                                          --------     --------
(Loss) income before provision for taxes on income ...        (891)       2,022
Benefit (provision) for taxes on income ..............         431         (789)
                                                          --------     --------

Net (loss) income ....................................        (460)      $1,233
                                                          ========     ========

Net (loss) income per common share:
  Basic ..............................................      ($0.02)       $0.04
                                                          ========     ========

  Diluted ............................................      ($0.02)       $0.04
                                                          ========     ========

Denominator for per share calculation:
  Basic ..............................................      30,203       29,889
                                                          ========     ========

  Diluted ............................................      30,203       30,409
                                                          ========     ========

                                ENZO BIOCHEM, INC
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                Nine Months
                                                              Ended April 30,
                                                             2004        2003
                                                           --------    --------
                                                             (In Thousands)

Cash flows from operating activities:
  Net (loss) income ......................................   (2,239)     $6,367
  Adjustments to reconcile net (loss) income to net
      cash (used in) provided by operating activities:
    Depreciation and amortization of property and
      equipment ..........................................      793         760
    Amortization of deferred patent costs ................      900         649
    Provision for uncollectible accounts receivable ......    8,354       6,432
    Issuance of stock for 401 K plan .....................      282          --
    Deferred rent ........................................     (174)       (147)
    Deferred taxes .......................................   (2,010)         --
    Changes in operating assets and liabilities:
      Accounts receivable before provision for
        uncollectible amounts ............................   (8,274)     (4,052)
      Inventories ........................................      375         (25)
      Income taxes receiveable ...........................     (695)         --
      Prepaid expenses ...................................      581        (179)
      Prepaid taxes ......................................      415       1,968
      Trade accounts payable and other accrued
        expenses .........................................     (191)       (959)
      Income taxes payable ...............................       --       1,632
      Accrued research and development expenses ..........     (398)         --
      Accrued legal fees .................................     (105)        610
      Accrued payroll ....................................     (222)       (156)
                                                           --------    --------
      Total adjustments ..................................     (369)      6,533
                                                           --------    --------

           Net cash (used in) provided by
             operating activities ........................   (2,608)     12,900
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures ...................................     (938)       (636)
  Patent costs deferred ..................................     (414)       (300)
  Purchase of marketable securities ......................     (287)         --
  Security deposits ......................................        4          (6)
                                                           --------    --------

    Net cash used in investing activities ................   (1,635)       (942)
                                                           --------    --------

Cash flows from financing activities:
  Proceeds from the exercise of stock options ............      841          23
  Proceeds from insurance loss ...........................       13          --
                                                           --------    --------
    Net cash provided by financing activities ............      854          23
                                                           --------    --------

Net (decrease) increase in cash and cash equivalents .....   (3,389)     11,981
Cash and cash equivalents at the beginning of
  the period .............................................   63,268      67,135
                                                           --------    --------
Cash and cash equivalents at the end of the period .......  $59,879     $79,116
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS
---------------------------------------------------

In April 2004, certain officers of the Company had exercised incentive stock options. The Company had issued 769,290 shares of common stock, and the Officers swapped matured share. The Company recorded the 349,932 shares received as Treasury Stock.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2003 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended April 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2004.

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (Unaudited)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the periods ended April 30, 2004 and 2003:

                                           Nine Months          Three Months
                                         Ended April 30,       Ended April 30,
                                         2004       2003       2004       2003
                                        ------     ------     ------     ------
                                         (In thousands, except for share data)

Net (loss) income, as reported          ($2,239)   $6,367      ($460)    $1,233
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards                         2,285      2,330        983        937
                                        ------     ------     ------     ------

Pro forma net (loss) income             (4,524)     4,037     (1,443)      $296
                                        ======     ======     ======     ======

Earnings (loss) per share:
   Basic - as reported                   $(.07)      $.21      $(.02)      $.04
   Basic - pro forma                     $(.15)      $.14      $(.05)      $.01

   Diluted - as reported                 $(.07)      $.21      $(.02)      $.04
   Diluted - pro forma                   $(.15)      $.13      $(.05)      $.01


The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                           Nine Months          Three Months
                                         Ended April 30,       Ended April 30,
                                         2004       2003       2004       2003
                                        ------     ------     ------     ------
                                         (In thousands, except for share data)

Numerator:
  Net income (loss) for numerator
    for basic and diluted earnings
    per common share                    ($2,239)   $6,367      ($460)    $1,233

Denominator:
  Denominator for basic earnings per
    common equivalent share during
    the period                          30,082     29,888     30,203     29,889

Effect of dilutive securities
  Employee and director stock options
    and warrants                            --        579         --        520
                                        ------     ------     ------     ------

Denominator for diluted earnings (loss)
  per common equivalent share and
  assumed conversions                   30,082     30,467     30,203     30,409
                                        ======     ======     ======     ======

Basic earnings (loss) per share          ($.07)      $.21      ($.02)      $.04
                                        ======     ======     ======     ======

Diluted earnings (loss) per share        ($.07)      $.21      ($.02)      $.04
                                        ======     ======     ======     ======

The following table summarized, for each period presented, the number of shares excluded form the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                           Nine Months          Three Months
                                         Ended April 30,       Ended April 30,
                                         2004       2003       2004       2003
                                        ------     ------     ------     ------
                                                  (In thousands)

Employee and director stock options
  and warrants                             916         --        617         --

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (Unaudited)

The Company declared a 5% stock dividend on June 10, 2003 payable July 14, 2003 to shareholders of record as of June 30, 2003. The shares and per share data have been adjusted to retroactively reflect this stock dividend for all periods presented.

Inventories

Inventories consist of the following as of:

                                               April 30, 2004      July 31, 2003
                                               --------------      -------------
                                                        (In thousands)

             Raw Materials                               $111               $168
             Work in process                            1,889              2,058
             Finished products                          1,047              1,196
                                                       ------             ------
                                                       $3,047             $3,422
                                                       ======             ======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2004
                                   (Unaudited)

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


The following financial information (in thousands) represents the reportable segments of the Company:

                                             RESEARCH          CLINICAL REFERENCE            OTHER                 CONSOLIDATED
                                          AND DEVELOPMENT

                                            NINE MONTHS            NINE MONTHS            NINE MONTHS               NINE MONTHS
                                          ENDED APRIL 30,        ENDED APRIL 30,        ENDED APRIL 30,           ENDED APRIL 30,
                                          2004       2003       2004         2003      2004         2003         2004        2003
                                        -------    -------    --------     -------    ------     --------     --------     -------
Operating revenues:

Research product revenues               $10,942    $20,612          --          --        --           --       10,942     $20,612
Clinical laboratory services                 --         --     $22,123     $21,496        --           --       22,123     $21,496

Cost and expenses:

Cost of research product revenues ..      1,238      2,012                      --        --           --        1,238       2,012
Cost of clinical laboratory services                    --       7,457       6,777        --           --        7,457       6,777
Research and development expense          6,354      5,086                      --        --           --        6,354       5,086
Provision for uncollectible
  accounts receivable                                            8,354       6,432        --           --        8,354       6,432

Other costs and expenses                  1,740      2,171       7,053       5,870     6,234        4,381       15,027      12,422
Interest income                                         --                      --       902        1,060          902       1,060

Income (loss) before provision for
  taxes on income                        $1,610    $11,343        (741)     $2,417    (5,332)     $(3,321)      (4,463)    $10,439
                                        =======    =======    ========     =======    ======     ========     ========     =======

                                           THREE MONTHS           THREE MONTHS           THREE MONTHS              THREE MONTHS
                                          ENDED APRIL 30,        ENDED APRIL 30,        ENDED APRIL  30,          ENDED APRIL 30,
                                          2004       2003       2004         2003      2004         2003         2004        2003
                                        -------    -------    --------     -------    ------     --------     --------     -------
Operating revenues:

Research product revenues                $4,215     $4,181          --          --                     --       $4,215       4,181
Clinical laboratory services                 --         --      $7,550      $7,459                     --        7,550       7,459

Cost and expenses:

Cost of research product revenues           441        285                                             --          441         285
Cost of clinical laboratory services                    --       2,619       2,432                     --        2,619       2,432
Research and development expense          2,073      1,664                                             --        2,073       1,664
Provision for uncollectible
accounts receivable                                              2,849       2,234                               2,849       2,234
Other costs and expenses                    642        606       2,396       1,942     1,942          853        4,980       3,401
Interest income                                         --                               306          398          306         398

Income (loss) before provision for
  taxes on income                         1,059     $1,626        (314)       $851    (1,636)       $(455)        (891)     $2,022
                                        =======    =======    ========     =======    ======     ========     ========     =======

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

         The Company's source of revenue has been from the direct sales of research products of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements with other companies. Another source of revenue has been from the clinical laboratory service market. Clinical laboratory services are provided to patients covered by various third party insurance programs, including Medicare and self payors for the services provided. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year. For the nine months ended April 30, 2004 and 2003, respectively, approximately 33% and 49% of the Company's operating revenues were derived from research product sales and approximately 67% and 51% were derived from clinical laboratory services.

Liquidity and Capital Resources

         At April 30, 2004, our cash and cash equivalents and marketable securities totaled $75.2 million, a decrease of $3.4 million from July 31, 2003. We had working capital of $96.6 million at April 30, 2004 compared to $97.7 million at July 31, 2003.

         Net cash used by operating activities for the period ended April 30, 2004 was approximately $2.6 million as compared to net cash provided by operating activities of $12.9 million for the period ended April 30, 2003. The decrease in net cash provided by operating activities was primarily due to the net loss in the 2004 period as compared to the net income in the 2003 period.

         Net cash used in investing activities increased approximately $.7 million from the 2003 period, primarily as a result of an increase investment in marketable securities and an increase in capital expenditures.

         Net cash provided by financing activities increased by $.8 million from the 2003 period primarily as a result of the increase in proceeds from the exercise of stock options.

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

Results of Operations

NINE MONTHS ENDED APRIL 30, 2004 COMPARED WITH NINE MONTHS ENDED APRIL 30, 2003

     Revenues from operations for the nine months ended April 30, 2004 were $33.1 million a decrease of $9.0 million over revenues from operations for the nine months ended April 30, 2003. This decrease was due to a decrease of $9.7 million in revenues from our research product sales operations offset by an increase of $.6 million in revenues from clinical reference laboratory operation over revenues for such activities in the period ended April 30, 2003.

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

     The cost of research products sold decreased by $.8 million from the prior nine month period. This decrease was primarily due to the decrease in expenditures related to the decreased sales based on the termination of a contract with one major distributor.

     The cost of clinical laboratory services increased by $.7 million during this period primarily due to an increase in costs associated with certain esoteric tests and the costs related to the accelerated process of performing more tests in-house.

     Research and development expenses increased by approximately $1.2 million as a result of an increase in the expenses related to the clinical trial activities and other research projects.

     Selling expenses were comparable to the prior year.

     General and administrative expenses increased by $1.2 million due to the increase in overall insurance costs and an increase in data processing personnel costs and an increase in legal personnel costs.

     The Company's legal expenses increased by $1.6 million to $4.1 million from $2.6 million as compared to the previous year. This increase is primarily due to the increase in patent infringement proceedings and the increase in the overall legal activities on these infringement proceedings.

     The Company's provision for uncollectible accounts receivable increased by $1.9 million to $8.3 million from $6.4 million as compared to the same nine month period last year at the clinical laboratory division. The percentage of the provision for uncollectible accounts receivable as a relationship to revenue for clinical laboratory services increased to 38% for these nine months ended as compared to 30% for the same nine month period last year. This increase was primarily due to the change in the mix of payors.

     Interest income was comparable to last years prior nine months ended.

     For the nine months ended April 30, 2004, the Company recorded a benefit for income taxes of $2.0 million based upon the combined effective federal, state and local income tax rates. For the nine months ended April 30, 2003, the Company recorded a provision for income taxes of $4.1 million which was based on the combined effective federal, state and local income tax rates.

     Income (loss) before (provision) benefit for taxes on income from the research and development segment activities and related costs was $1.6 million in for period ended April 30, 2004, as compared to income before provision for taxes on income of $11.3 million in for period ended April 30, 2003. The decrease in the income resulted primarily from a decrease in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets to one major distributor. Income (loss) before provision for taxes on income from the clinical reference laboratories segment amounted to a loss of $.8 million for period ending April 30, 2004, as compared to income of $2.4 million for fiscal 2003. The decrease in income before taxes for the clinical laboratory segment was primarily due to the increase in costs based on an increase in volume of esoteric tests being ordered by physicians. These esoteric tests have higher pricing levels as compared to the regular tests performed at the laboratory, and also due to an increase in the provision for uncollectible accounts receivable due to the change in the estimate of uncollectible receivables percentages.

THREE MONTHS ENDED APRIL 30, 2004 COMPARED WITH THREE MONTHS ENDED
APRIL 30, 2003

     Revenues from operations for the three months ended April 30, 2004 were $11.8 million an increase of $.1 million over revenues from operations for the three months ended April 30, 2003. This increase was primarily due to an increase of $.1 million in revenues from our clinical laboratory operations. The revenues from the research product sales operation were comparable to the previous three month period.

     The cost of research products sold increased by $.2 million as compared to the prior year's three months. This increase was primarily due to the initial start up costs related to the production of certain new products just recently introduced to the market.

     The cost of clinical laboratory services increased by $.2 million during this period primarily due to an increase in cost associated with certain esoteric tests.

     Research and development expenses increased by approximately $.4 million as a result of an increase in the expenses related to the clinical trial activities and other research projects.

     Selling expenses increased by $.2 million during the three months ended, as compared to the prior year's three months. This increase was primarily due to an increase in personnel headcount of sales from our clinical laboratory operation.

     General and administrative expenses increased by $.2 million due to the increase in data processing personnel costs and an increase in legal personnel costs.

     The Company's legal expenses increased by $1.1 million to $1.3 million from $.2 million as compared to the previous year. This increase is primarily due to the increase in patent infringement proceedings and the increase in the overall legal activities on these infringement proceedings.

     The Company's provision for uncollectible accounts receivable increased by $.6 million to $2.8 million from $2.2 million as compared to the same three month period last year at the clinical laboratory division. The percentage of the provision for uncollectible accounts receivable as a relationship to revenue increased to 38% for these three months ended as compared to 30% for the same three month period last year. This increase was primarily due to the change in the mix of payors.

     Interest income was comparable to last years prior three months ended.

     For the three months ended April 30, 2004, the Company recorded a benefit for income taxes of $.4 million based upon the combined effective federal, state and local income tax rates. For the three months ended April 30, 2003, the Company recorded a provision for income taxes of $.8 million which was based on the combined effective federal, state and local income tax rates.

     Income (loss) before (provision) benefit for taxes on income from the research and development segment activities and related costs was $1.1 million in for period ended April 30, 2004, as compared to income before provision for taxes on income of $1.6 million in for period ended April 30, 2003. The decrease in the income resulted primarily from a decrease in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets to one major distributor. Income (loss) before provision for taxes on income from the clinical reference laboratories segment amounted to a $(.3) million for period ending April 30, 2004, as compared to income of $.9 million for fiscal 2003. The decrease in income before taxes for the clinical laboratory segment was primarily due to the increase in costs based on an increase in volume of esoteric tests being ordered by physicians. These esoteric tests have higher pricing levels as compared to the regular tests performed at the laboratory, and also due to an increase in the provision for uncollectible accounts receivable due to the change in the estimate of uncollectible receivables percentages.

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

In March 2002, Enzo Life Sciences, a subsidiary of the Company, filed suit in the United States District Court for the District of Delaware against Digene Corp., charging it with infringing Enzo Life Sciences' U.S. Patent No. 6,221,581 B1, which concerns a novel process for detecting nucleic acids of interest. On May 31, 2002, Digene filed counterclaims in that suit against Enzo Life Sciences and the Company, including business tort counterclaims relating to the '581 patent. Digene further contends that the Company has caused it substantial damage by interfering with business and financial opportunities. There can be no assurance that the Company and Enzo Life Sciences will be successful in these proceedings. However, even if Enzo Life Sciences is not successful in its patent infringement suit, management does not believe that there will be a significant adverse monetary impact to the Company. With respect to Digene's counterclaims, the Company and Enzo Life Sciences believe them to be without merit and intend to defend themselves vigorously. On June 10, 2004, the district court issued its decision on construction of the claims (referred to as a "Markman" ruling) of the '581 patent. A Markman ruling sets forth the scope of the products and methods that are embraced by the claims. In its decision, the district court ruled in favor of Enzo Life Sciences and against Digene on all disputed issues concerning construction of the patent claims. Following issuance of that decision, the district court adjourned the scheduled start of the first phase of the trial, which was to have started on June 15, 2004 on the issues of infringement and damages (all other issues, including validity and Digene's counterclaims, were to be tried separately). The district court has not yet set a new trial date, but the Company expects that a trial date will be scheduled within the next several months if the case is not otherwise resolved.

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc.,

Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants' breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants' infringement of patents covering the same. In April, 2003, the Court directed that individual complaints be filed separately against each defendant. Enzo has done so and has added Yale for technical reasons relating to its standing to enforce the four Yale patents of which Enzo is exclusive licensee. Yale and Enzo are aligned in protecting the validity and enforceability of the subject patents. A number of the defendants have answered the individual complaints and asserted a variety of affirmative defenses and counterclaims. In addition, two of the Defendants filed motions to dismiss Enzo's patent infringement claims as to four of the patents-in-suit on the grounds that Enzo is not the exclusive licensee of such patents. By order dated March 11, 2004, the court denied the motions to dismiss. The moving defendants then moved the court to certify its decision to the Federal Circuit Court of Appeals for appellate review. This motion is currently pending before the court. Although the court has now lifted all discovery stays, due to the motions to dismiss and the pending motion for certification, discovery has yet to re-commence in earnest. While fact discovery is currently scheduled to close on November 5, 2004, it is anticipated that the court will extend this deadline given the extensive motion practice. There can be no assurance that the Company will be successful in this litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company.

On October 28, 2003, the Company and Enzo Life Sciences, Inc., a subsidiary of the Company, filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc. The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company's proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company's products, and that Affymetrix improperly induced collaborators and customers to use the Company's products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix's unauthorized use, development, manufacture, sale, distribution and transfer of the Company's products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company's products in violation of the terms of the agreement and the Company's rights. Subsequent to the filing of the Complaint against Affymetrix, Inc. referenced above, on or about November 10, 2003, Affymetrix, Inc. filed its own complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties' agreement, that it has not infringed certain of Enzo's Patents, and that certain of Enzo's patents are invalid, and damages for alleged breach of the parties' agreement, unfair competition, and tortuous interference, as well as certain injunction relief to prevent alleged unfair competition and tortuous interference. The Company does not believe that the complaint has any merit and intends to defend vigorously. Affymetrix also moved to transfer venue of Enzo's action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix's subsequently filed action. On January 30, 2004, Affymetrix's motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Pleadings have not been completed and discovery has not commenced.

On June 2, 2004 Roche Diagnostic GmbH and Roche Molecular Systems, Inc. (collectively "Roche") filed suit in the U.S. District Court of the Southern District of New York against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively "Enzo"). The complaint seeks declaratory judgment (i) of patent invalidity with respect to Enzo's 4,994,373 patent, (ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the "1994 Agreement"),
(iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and (iv) that Enzo's claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition the suit claims tortious interference and unfair competition. The Company does not believe that the complaint has merit and intends to vigorously respond to such action.

On June 8, 2004, the Company and its wholly-owned subsidiary, Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. The complaint alleges infringement of six patents (relating to DNA sequencing systems, labelled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. Accordingly, Yale was also a plaintiff in the lawsuit. Yale and Enzo are aligned in protecting the validity and enforceability of the patents. Enzo Life Sciences is the owner of the remaining two patents. The complaint seeks permanent injunction and damages (including treble damages for wilful infringement). Defendants' answers to the complaint are due in early July of 2004. It is anticipated that the answers will include multiple affirmative defences, and potentially, counterclaims. A trial date has not been set. Discovery has not yet commenced. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

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

         (b)      REPORTS ON FORM 8-K.

                  One Form 8-K dated March 16, 2004, furnished to the Securities and Exchange Commission during the quarter ended April 30, 2004, pursuant to
Item 12 of Form 8-K. Pursuant to General Instruction B of Form 8-K, information furnished pursuant to Item 12 is not deemed to be "filed" for the purpose of
Section 18 of the Securities Exchange Act of 1934, is not incorporated by reference into this Report on Form 10-Q and Enzo does not intend to incorporate that report on Form 8-K by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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




                                              ENZO BIOCHEM, INC.
                                              ------------------
                                                   (registrant)




Date: June 14, 2004                                by:  /s/ Barry Weiner
                                                        ----------------
                                                        Chief Financial Officer,