Form 10-K
period 2004-07-31
ENZO BIOCHEM INC
filed 2004-10-14
CIK 316253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

(MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2004

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to ___________________

                        Commission File Number 001-09974

                               ENZO BIOCHEM, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                                          13-2866202
------------------------------------------                       ----------
     (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

         60 Executive Boulevard,
         Farmingdale, New York                                     11735
------------------------------------------                        -------
 (Address of principal executive offices)                        (Zip Code)

                                 (631) 755-5500
                                 --------------
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

(Title of Each Class)                (Name of Each Exchange on Which Registered)
Common Stock, $.01 par value         the New York Stock Exchange
----------------------------         ---------------------------

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

                                  [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                              Yes [X]      No [ ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of January 31, 2004, the last business of the registrant's most recently completed second fiscal quarter, was approximately $461,771,000. As of October 7, 2004, the Registrant had 30,864,800 shares of Common Stock outstanding.

                       Document Incorporated by Reference

         Portions  of  the  definitive   Proxy  Statement  to  be  delivered  to
shareholders in connection with the Annual Meeting of Shareholders to be held January 20, 2005 are incorporated by reference into Part III.

                                     PART I

Item 1.  BUSINESS

OVERVIEW

         Enzo Biochem, Inc. (the "Company" or "Enzo") is a leading life sciences and biotechnology company focused on harnessing genetic processes to develop research tools, diagnostics and therapeutics. Enzo also provides diagnostic services to the medical community. Since our formation in 1976, we have concentrated on developing enabling technologies for detecting and identifying genes and for modifying gene expression. These technologies are generally applicable to the diagnosis of infectious and other diseases and form the basis for a portfolio of over 300 products marketed to the biomedical and pharmaceutical research markets. We are further using these technologies as platforms for our planned entry into the clinical diagnostics market. In addition, our work in gene analysis has led to the development of significant therapeutic product candidates, several of which are currently in clinical trials, and several are in preclinical studies. In the course of our research and development activities, we have built what we believe is a significant patent position (comprised of 42 issued U.S. patents, over 190 issued foreign patents and various pending applications worldwide) around our core technologies.

         The business activities of the Company are performed by one of the Company's three wholly owned subsidiaries--Enzo Life Sciences, Inc., Enzo Therapeutics, Inc., and Enzo Clinical Labs, Inc. These activities are: (1) research and development, manufacturing and marketing of biomedical research products and tools through Enzo Life Sciences and research and development of therapeutic products through Enzo Therapeutics, and (2) the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 15 of the Notes to Consolidated Financial Statements.

         The Company's primary sources of revenue have historically been from sales of research products utilized in life science research and from the clinical laboratory services provided to the healthcare community. For the fiscal years ended July 31, 2004 and 2003, respectively, approximately 31% and 44% of the Company's operating revenues were derived from product sales and approximately 69% and 56% were derived from clinical reference laboratory services.

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

         TOOLS FOR BIOMEDICAL AND PHARMACEUTICAL RESEARCH

         There is an increasing demand by biomedical and pharmaceutical researchers for tools that both facilitate and accelerate the generation of biological information. In response to this demand, a variety of formats, or tools, have been developed that allow researchers to study biological pathways and to identify mutations in gene sequences and variations in gene expression levels that can lead to disease. These tools include DNA sequencing instruments, microarrays, biochips, microspheres, and microfluidic chips. Common among these formats is the need for reagents that allow the identification, quantification and characterization of specific genes or nucleic acid sequences.

         We believe this market will grow as a result of:

o research spending by academic, government and private organizations to determine the function and clinical relevance of the gene sequences identified by the Human Genome Project;

o development of commercial applications based on information derived from this research; and

o ongoing advancements in tools that accelerate these research and development activities.

CLINICAL DIAGNOSTICS

         The clinical diagnostics market currently has been reported by industry sources to be greater than $20 billion. It is comprised of a broad range of tests such as clinical chemistry, microbiology, immunoassay, blood banking and cancer screening. Many of these tests employ traditional technologies, such as immunoassays and cell culture technologies, for the detection of diseases. Immunoassays are based on the use of antibodies directed against a specific target, or antigen, to detect that antigen in a patient sample. Cell culturing techniques involve the growth, isolation and visual detection of the presence of microorganisms.

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

         Several advances in technology are accelerating the adoption of gene-based diagnostics in clinical laboratories. These advances include high throughput automated formats that minimize labor costs, non-radioactive probes and reagents that are safe to handle, and amplification technologies that improve the sensitivity of such diagnostics.

         According to recognized industry sources, the market for molecular diagnostic tools, assays and other products was estimated at $1.9 billion in 2002, and is forecast to grow to at least to $3.1 billion in 2005 as a result of:

o rising number of diagnostic tests being developed from discoveries in genome research;

o advances in formats and other technologies that automate and accelerate gene-based diagnostic testing;

o growing emphasis by the health care industry on early diagnosis and treatment of disease; and

o application of gene-based diagnostics as tools to match therapies to specific patient genetics commonly referred to as pharmacogenomics.

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

STRATEGY

         Our objective is to be A leading developer and provider of medicines, as well as a leading developer and provider of the tools and diagnostics used to study and detect disease at the molecular level. There can be no assurance that our objective will be met. Key elements of our strategy include:

         APPLY OUR INNOVATIVE TECHNOLOGY TO THE INFECTIOUS DISEASE MARKET

         Our core technologies have broad diagnostic and therapeutic applications. We have initially focused our efforts on the infectious disease market. Infectious diseases are among the largest contributors to healthcare costs worldwide. Generally, there are no long-term effective treatments for viral pathogens as there are for bacterial pathogens. We have developed novel technologies we believe can serve as enabling platforms for developing medicines that genetically target and inhibit viral functions, as well as medicines that regulate the immune response. In addition to such therapeutic products, we have capitalized on our nucleic acid labeling, amplification and detection technologies to develop diagnostic and monitoring tests for infectious agents.

         MAXIMIZE OUR RESOURCES BY COLLABORATING WITH OTHERS IN RESEARCH AND COMMERCIALIZATION ACTIVITIES

         We enter into research collaborations with leading academic and other research centers to augment our core expertise on specific programs. We have research collaborations with, among others, Hadassah University Hospital in Jerusalem, Israel regarding immune regulation and Cornell University regarding the application of our genetic antisense technology to HIV. During the current fiscal year Enzo, through Enzo Therapeutics, entered into two agreements with the University of Connecticut Health Center at Farmington, CT, to license and cooperatively develop novel therapeutics for the stimulation and enhancement of bone formation. The products emanating from this technology could provide therapy for bone disorders, including bone loss, fractures, abnormalities, diseases, and other applications. We also entered into a licensing agreement with Thomas Jefferson University, Philadelphia, PA for certain patents relating to the development of products within our therapeutic program.

         Similarly, we seek to fully exploit the commercial value of our technology by partnering with for-profit enterprises in areas in order to act on opportunities that can be accretive to our efforts in accelerating our development program. In line with this strategy, during the past fiscal year Enzo acquired the assets of OraGen Corporation, Moorestown, New Jersey and a privately owned biotechnology company specializing in immune regulation technologies. This acquisition is expected to broaden our capabilities in the area of immunological regulation, particularly as it relates to the treatment of infectious diseases.

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

         LEVERAGE MARKETING AND DISTRIBUTION INFRASTRUCTURE OF LEADING LIFE SCIENCES COMPANIES

         During fiscal 2004, Enzo Life Sciences continued to implement an aggressive marketing program designed to more directly service its end users, while simultaneously positioning the Company for product line expansion. The program involves continued increases in the direct field sales force, a comprehensive advertising campaign, increased attendance at top industry trade meetings, and publications in leading scientific journals, as well as the development of a new interactive web site. In addition to our direct sales, we distribute our research products through leading producers of gene analysis formats and other life sciences companies. By partnering with these industry leaders, we are able to leverage their established marketing and distribution infrastructure to expand the market for our products. During fiscal 2004, distribution agreements were in effect with, among others, Roche Diagnostic Systems, Amersham PLC, Perkin-Elmer Life Sciences and Affymetrix, Inc. The Company gave notice on October 28, 2003 that it was terminating its agreement with Affymetrix effective November 12, 2003. The Company received notice in the first quarter of 2004 that Amersham PLC was terminating its agreement with the Company. See Item 3. Legal Proceedings.

         Research product revenue from Affymetrix represented approximately 0 %, 22% and 23% of the consolidated revenues in fiscal 2004, 2003 and 2002, respectively, under a non-exclusive distribution and supply agreement. Research product revenue from this major distributor accounted for approximately 0 % and 50% of the Company's total research product revenue in fiscal 2004 and 2003, respectively. At July 31, 2004 and 2003, of the Company's net accounts receivable no monies were included from this one major distributor. Research product revenue from Amersham represented approximately 0%, 1% and 1% of the consolidated revenues in fiscal 2004, 2003 and 2002, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2004 and 2003, 0% and 2%, respectively, of the Company's net accounts receivable relate to amounts due from this distributor. Research product revenue from Perkin-Elmer represented approximately 8%, 4% and 6% of the consolidated revenues in fiscal 2004, 2003 and 2002, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2004 and 2003, 5% and 3%, respectively, of the Company's net accounts receivable relate to amounts due from this distributor. Research product revenue from Roche represented approximately 8%, 6% and 5% of the consolidated revenues in fiscal 2004, 2003 and 2002, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2004 and 2003, 0% and 6% respectively of the Company's net accounts receivable relate to amounts due from the this distributor. At July 31, 2004, the Company had written off $1.8 million against the amount due from this distributor. See Item 3. Legal Proceedings.

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

         oEFFICIENT TRANSDUCTION. A principal problem to date of most gene therapy programs has been inefficient transduction, or an unacceptably low rate of delivery of operating genes to the target cells. We have achieved transduction rates significantly higher than those reported by other researchers.

         oIMMUNOLOGICALLY "QUIET." Transduced cells often produce non-essential proteins that trigger an immune response, causing such cells to be cleared from the body before they can produce a therapeutic effect. Cells transduced with our Stealth Vectors(TM) have not expressed extraneous proteins.

         o"SMART" VECTORS. We incorporate into the surface of our vectors proteins that have an affinity for the surface of the cell types intended to be transduced. By including this targeting mechanism, we create in essence "smart" vectors that preferentially transduce the intended cell type. This may ultimately permit us to develop a genetic antisense product that is administered directly to the patient.

         We believe that our vector technology has broad applicability in the field of gene medicine. This can be attributed to the following properties of our construct:

o        the viral promoters are inactivated;

o        insertional gene activation is prevented - a major safety factor;

o        chromosomal integration;

o        nuclear localization

         IMMUNE REGULATION.

         oORAL IMMUNE REGULATION. We have developed a novel therapeutic approach based on immune regulation. Our immune regulation technology seeks to control an individual's immune response to a specific antigen in the body. An antigen is a substance that the body perceives is foreign and, consequently, against which the body mounts an immune response. We are developing our technology to treat immune-mediated diseases, infectious diseases and complications arising from transplantation. Our technology utilizes oral administration of known proteins to regulate the subject's immune response against the antigen. Specific formulations of the protein are administered orally to the patient according to precise dosing protocols.

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

         oIMMUNE POTENTIATION. We have developed a new immunomodulator agent, EGS21, a beta-D-glucosylceramide (GC) compound, as a potential therapeutic for treating immune mediated diseases. GC is a glycolipid that has been shown by Enzo scientists and collaborators to modulate specific immune responses by acting on certain immune regulatory cells, and therefore is an important candidate drug in the treatment of various immune mediated diseases, such as Crohn's disease, hepatitis B, hepatitis C, non-alcoholic steatohepatitis (NASH) or fatty liver and HIV. We believe that GC could be utilized either as a separate therapeutic or as an adjunct or combination treatment with our other platforms for the management of immune mediated disorders.

         SMALL MOLECULE DEVELOPMENT

         Enzo's newest therapeutic platform involves the development as pharmaceutical agents, of protein factors or associated peptides, as well as small molecules that interfere with protein-protein interactions. It has been shown recently that bone density is dependent on a homeostatic mechanism requiring the interaction of several protein factors. The interference of factor-factor interactions by small molecules can lead to significant increases in bone mass. Enzo is developing these observations to yield new pharmaceutical products for the management of osteoporosis and certain periodontal disorders.

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

         LABELING AND SIGNALING REAGENTS. We have developed an extensive line of nucleic acid labeling and detections reagent and kits that are designed for the life sciences research market. The products are used by scientists to detect and identify genes in certain specific formats. Our line of kits for the labeling of nucleic acids for the study of specific gene expression are marketed under the BIOARRAY(R) brand name. This product line also includes a new kit for amplifying small quantities of genetic material as well as our new GENEBEAM(TM) system for gene detection and identification.

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

         According to the World Health Organization, there were 35-42 million individuals worldwide living with HIV infection during 2003. There were 5 million new infections and 3 million deaths from HIV during that same year. At present, two classes of products have received FDA marketing approval for HIV-1 infection: reverse transcriptase inhibitors and protease inhibitors. These drugs are typically used in combination and may require more than a dozen tablets to be taken at specific times each day. The cost for treatment of HIV infected individuals, once the disease has progressed to AIDS, is estimated to exceed $38,000 per person annually.

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

         HGTV43(TM)  GENE  MEDICINE.   Enzo's  proprietary   Stealth  Vector(TM)
HGTV43(TM) gene construct is the vehicle designed to carry and deliver anti-HIV-1 antisense RNA genes directed against the genes responsible for viral replication. HGTV43 is designed to deliver the antisense genes to targeted blood cells of subjects infected with HIV-1. These genes are incorporated into the DNA of the blood cells, and subsequent production of the antisense RNA prevents replication of the virus, providing resistance to the virus.

         Preclinical IN VITRO studies, performed in conjunction with our academic collaborators, demonstrated resistance to HIV-1 in human immune cells into which the antisense genes had been inserted. Our Phase I clinical trial of the HIV-1 gene medicine is in the follow up phase. In this study, white blood cell precursors, known as stem cells, were collected from the subjects. These stem cells were then treated EX VIVO with our Stealth Vector(R) HGTV43(TM) transducing vector and infused into the subject. Results of the trial have shown that all subjects tolerated the procedure and that anti-HIV-1 antisense RNA continued to be expressed in the subjects' circulating white blood cells, the longest running subject at 54 months to date.

         o        all subjects tolerated the procedure;

         o anti HIV-1 antisense RNA was detected in the circulation of subjects, the longest at 54 months to date;

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

         One arm of the next phase of clinical trials to be conducted at New York Presbyterian Hospital-Cornell Medical Center was initiated early this year. Enzo's protocol for this phase of the study was successfully presented to and approved by the National Institutes of Health Recombinant DNA Advisory Committee
(RAC) and Cornell's Institutional Review Board ("IRB".) The Cornell site will focus on a strategy to increase the percentage of engineered CD4+ cells by using a combination of radiation and immune conditioning. We anticipate beginning expanded studies of the trial at additional sites.

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

         HEPATITIS B VIRUS (HBV). We are developing HBV therapeutics utilizing our proprietary immune regulation technology.

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

         HEPATITIS C VIRUS (HCV).

         EHC18 IMMUNE REGULATION PRODUCT. We are using our proprietary immune regulation technology in the development of a treatment for HCV. This disease affects approximately 170 million people worldwide, including 3.9 million in the U.S., of which approximately 69%, or 2.7 million, are chronically infected, according to the National Center for Infectious Diseases. Approximately 30,000 new infections are recorded each year in the U.S. About 85% of people infected with HCV are reported to develop chronic hepatitis, and about 20% develop cirrhosis, an incurable disease, with approximately half of these cases progressing to end-stage liver disease, including liver cancer. It has been predicted that HCV-related deaths in the U.S. may soon overtake the number of AIDS-related deaths in the U.S.

         The Phase I clinical trial conducted by physicians at the Liver Unit of Hadassah University Medical Center in Jerusalem, Israel has met its safety endpoints. Enzo is currently looking to the next level of study.

         EGS21 IMMUNE POTENTIATION PRODUCT. EGS21, our immune potentiation product was tested for safety in a Phase I study in healthy human volunteers at the Hadassah-Hebrew University Medical Center. All subjects were followed by complete blood analysis and standard blood chemistries. All laboratory results were within normal limits and no treatment-related adverse events were observed during the treatment period or during the follow-up period. We are currently in the regulatory process at Hadassah Hospital for approval to begin a clinical study to test EGS21 for treatment of HCV infection.

         NON-ALCOHOLIC STATOHEPATITIS (NASH)

         Enzo is evaluating the use of EGS21 as a potential product for treatment of fatty liver or non alcoholic steatohepatitis (NASH). Fatty liver, often associated with a metabolic syndrome defined by hyperlipidemia, insulin resistance and obesity, can be demonstrated by imaging studies in 25% of the general population. Recent studies have suggested an immunologic basis for NASH. This condition is presently considered to be a risk factor for the development of non-alcoholic steatohepatitis (NASH), one of the top three causes of liver disease in the USA and a form of chronic hepatitis that is increasingly recognized as a predisposing condition for the development of liver cirrhosis. NASH is present in 20% of obese individuals and in 2.5% of the general population. Using experimental animal model systems, we showed that EGS21 had a beneficial effect on NASH and its associated metabolic syndrome in these experimental animals.

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

         Enzo recently completed a Phase II randomized double-blind clinical trial of ALEQUEL(TM) our innovative immune regulation medicine for treatment of Crohn's Disease. In this study, subjects were evaluated using the Crohn's
Disease Activity Index (CDAI), a standard measure of the severity of the disease, with higher scores indicating more severe disease activity. The data showed that of the 58% of the evaluable subjects who had received the drug reached clinical remission (defined as a decrease to a CDAI of 150 or lower in 2 consecutive visits during the study period.) In comparison, 29% of evaluable subjects who had received the placebo reached clinical remission. Enzo plans to expand this study to broaden the diversity of the patient population.

         This current trial followed a successful open label Phase I study and was based on successful preclinical results achieved in an animal model system. The preclinical study results showed that when laboratory animals with experimentally induced colitis were given specific proteins by oral administration, a remission of the condition was seen. The experimental animals exhibited a marked amelioration of the symptoms, including significant reduction in tissue inflammation, as well as a decrease in the levels of gamma interferon in the serum, both indicative of remission.

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

CLINICAL LABORATORY SERVICES

         We operate a regional clinical reference laboratory that offers full diagnostic services to the greater New York and New Jersey medical community. The Company's clinical laboratory testing is utilized by physicians as an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnoses, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues and other samples, such as human cells. Most clinical laboratory tests are considered routine and can be performed by most commercial clinical laboratories. Tests that are not routine and that require more sophisticated equipment and highly skilled personnel are considered esoteric tests.

         The Company offers a comprehensive menu of routine and esoteric clinical laboratory tests or procedures. These tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication, or search for an otherwise undiagnosed condition.

         We operate a clinical reference laboratory on Farmingdale, N.Y. and eighteen satellite patient service centers in the greater New York and New Jersey area. Patient service centers collect the specimens as requested by physicians. The specimens are sent through our in-house logistics department our main laboratory facility in Farmingdale, N.Y. for testing. We also operate a STAT laboratory in Manhattan. A "STAT" lab is a laboratory that has the ability to perform certain routine tests quickly and report results to the physician immediately.

         Patient specimens are delivered to our facilities accompanied by a test requisition form. These forms, which are completed by the physician, indicate the tests to be performed and provide the necessary billing information. Once this information is entered into the computer system, the tests are performed and the results are entered primarily through a computer interface or in some instances, manually. Most routine testing is completed by early the next morning, and test results are reported to the ordering physician. These test results are either delivered by the Company's Logistic department or some physicians have computers and or local printer capabilities to have reports printed out directly in their offices. Physicians who request that they be called with a result are so notified.

         We utilize our clinical reference laboratory to evaluate and demonstrate the benefits of our internally developed gene-based diagnostic products. In addition, our laboratory is currently performing gene-based tests in support of our HIV-1 clinical studies.

         Approximately 89% at July 31, 2004 and 83% at July 31, 2003, of the Company's net accounts receivable relates to its clinical reference laboratory business, which operates in the New York Metropolitan area. The Company believes that the concentration of credit risk with respect to clinical laboratory's accounts receivable is limited due to the diversity of the Company's client base and to the various numbers of insurance carriers and the numerous individual patient accounts. As is standard in the health care industry, substantially all of the Company's clinical laboratory's accounts receivable are with numerous third party insurance carriers and individual patient accounts. However, the Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during the years ended July 31, 2004, 2003 and 2002 were approximately 19%, 11% and 10%, respectively, of the Company's total revenue. The clinical reference laboratory industry is characterized by a significant amount of uncollectible accounts receivable related to the inability to receive accurate and timely billing information in order to forward it on to the third party payors for reimbursement, and the inaccurate information received from the covered individual patients for unreimbursed unpaid amounts. The Company's provision for uncollectible accounts receivable is within historical expectations.

         Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies, Medicare and employer groups, all of which have different requirements. Auditing for compliance with applicable laws and regulations as well as, internal compliance policies and procedures adds further complexity to the billing process. We depend on healthcare providers to provide billing information to us. When this information is missing or the incorrect billing information is provided on our requisitions we perform the tests and attempt to obtain any missing information and correct the billing information received from the healthcare provider. This slows the invoicing process and generally increases the aging of our accounts receivable. Additional factors complicating the billing process include:

             o    pricing   differences   between  our  fee  schedules  and  the
                  reimbursement rates of the payers;

             o disputes with payers as to which party is responsible for payment; and

             o disparity in coverage and information requirements among various payers.

         We incur significant additional costs as a result of our participation in Medicare, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal and state regulations. These additional costs include those related to: (1) complexity added to our billing processes;  (2)  training and  education of our  employees  and  customers;  (3)
compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and advance beneficiary notices. The Centers for
Medicare & Medicaid Services, or CMS (formerly the Health Care Financing Administration), establishes procedures and continuously evaluates and implements changes in the reimbursement process.

RESEARCH & DEVELOPMENT

         Our principal research and development efforts are directed toward expanding our research and diagnostic product lines, as well as developing innovative new therapeutic products to meet unmet market needs. We have developed our core research expertise in genomics through 25 years of dedicated focus in this area. We conduct our research and other product development efforts through internal research and collaborative relationships. In the fiscal years ended July 31, 2004, 2003 and 2002, the Company incurred costs of
$8,078,000,   $8,311,000  and   $6,179,000,   respectively,   for  research  and
development activities.

INTERNAL RESEARCH PROGRAMS

         A staff  of 33  professionals  and  scientists  performs  our  internal research and development activities, centered in Farmingdale, New York. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

EXTERNAL RESEARCH COLLABORATIONS

         We have and continue to explore collaborative relationships with prominent companies and leading-edge research institutions in order to maximize the application of our technology in areas where we believe such relationship will benefit the development of our technology.

SALES AND MARKETING

         Our sales and marketing strategy is to sell our products through two distinct channels: (i) direct sales to end-users; and (ii) supply agreements with manufacturers and distributors. We market the clinical laboratory services to our customers through our direct sales force, customer service and patient service representatives.

         We focus our sales efforts on obtaining and retaining profitable accounts. We also have an active account management process to evaluate the profitability of all of our accounts. Where appropriate, we change the service levels and terminate accounts that are not profitable.

DIRECT SALES AND MARKETING EFFORT

         We internally market our products through our catalogue and direct field sales and a professional sales management team as well as through our e-commerce web site. Our worldwide marketing efforts also consist of advertisements in major scientific journals, direct mailings to researchers', presentations at scientific seminars and exhibitions at scientific meetings.

SUPPLY AND DISTRIBUTION ARRANGEMENTS

         We also distribute our products through leading life sciences companies. These companies include manufacturers of instruments for gene analysis, where our reagents are critical for the identification and detection of genes and nucleic acid sequences. Through these arrangements, we are able to leverage the established marketing and distribution infrastructure of these companies. During fiscal 2004, we have distribution agreements with Perkin-Elmer Life Sciences & Roche Diagnostics Systems, among other companies. Enzo Life Sciences is focusing on a strategic initiative to expand its direct sales to the end user. See Item 3. Legal Proceedings.

COMPETITION

         We compete with other life science and biotechnology companies, as well as pharmaceutical, chemical and other companies. Competition in our industry is intense and is expected to increase. Many of these companies are performing research in the same areas as we are. Some of these competitors are larger than we are and have more significant financial resources than we do. The primary competitive factors in our industry are the ability to create scientifically advanced technology, successfully develop and commercialize products on a timely basis, establish and maintain intellectual property rights and attract and retain a breadth and depth of human resources.

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

         At the end of fiscal 2004 we owned or licensed 42 U.S. and over 190 foreign patents relating to products, methods and procedures resulting from our internal or sponsored research projects. Patents relating to the BioProbe(R) nucleic acid probe system have issued in the U.S. and Europe. There can be no assurance; however, that patents will be issued on pending applications or that any issued patents will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology. We also rely on our trade secrets and continuing technological innovation. We require each of our employees to sign a confidentiality agreement that prohibits the employee from disclosing any confidential information about us, including our technology or trade secrets.

         In some instances, we may enter into royalty agreements with collaborating research parties in consideration for the commercial use by us of the developments of their joint research. In other instances the collaborating party might obtain a patent, but we receive the license to use the patented subject matter. In such cases, we will seek to secure exclusive licenses. In other instances, we might have an obligation to pay royalties to, or reach a royalty arrangement with, a third party in consideration of our use of developments of such third party. We have an exclusive licensing agreement with Yale University for the technology used in nucleic acid probe products. That agreement covers licensed patents owned by Yale and licensed to us for the life of the patents, which expire not earlier than 2004. The Research Foundation of the State University of New York has granted us the exclusive rights to a genetic engineering technology using antisense nucleic acid control methodologies.

REGULATION OF PHARMACEUTICAL PRODUCTS

         New drugs and biological drug products are subject to regulation under the Federal Food, Drug and Cosmetic Act, and biological products are also regulated under the Public Health Service Act. We believe that products developed by us or our collaborators will be regulated either as biological products or as new drugs. Both statutes and the regulations promulgated there under govern, among other things, the testing, licensing, manufacturing, marketing, distributing, safety, and efficacy requirements, labeling, storage, exporting, record keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA review or approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs. At the FDA, the Center for Biological Evaluation and Research ("CBER") is responsible for the regulation of biological drugs and the Center for Drug Evaluation and Research ("CDER") is responsible for the regulation of non-biological drugs. Biological drugs are licensed and other drugs are approved before commercialization.

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

         After completion of clinical trials of a new product, FDA marketing approval must be obtained before the product can be sold in the United States. If the product is regulated as a new biologic, CBER requires the submission and approval of a Biologics License Application (BLA) before commercial marketing of the biologic product. If the product is classified as a new drug, we must file a New Drug Application ("NDA") with CDER and receive approval before commercial marketing of the drug. The NDA or BLA must include results of product development, pre-clinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The median time to obtain new product approvals after submission to the FDA is approximately 12 months. If questions arise during the FDA review process, approval can take longer. Before completing its review, the FDA may seek guidance from an Advisory Committee of outside experts at a public or closed meeting. While the advice of these committees is not binding on the FDA, it is often followed. Notwithstanding the submission of relevant data, the FDA might ultimately decide that the NDA or BLA does not satisfy its regulatory criteria for approval and, thus, reject the application, refuse to approve it, or require additional clinical, preclinical or chemistry studies. Even after FDA regulatory approval or licensure, a marketed drug product is subject to continual review by the FDA. In addition, if previously unknown problems are discovered or we fail to comply with the applicable regulatory requirements, we might be restricted from marketing a product, we might be required to withdraw the product from the market, and we might possibly become subject to seizures, injunctions, voluntary recalls, or civil, monetary or criminal sanctions. In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and effectiveness.

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

         The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting 510(k) clearance, unless an exemption applies. The pre-market notification must demonstrate that the proposed device is "substantially equivalent" in intended use and in safety and effectiveness to a legally marketed "predicate device" that is either in class I, class II, or is a "pre-amendment" class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not yet called for submission of a PMA application.

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

         CLINICAL LABORATORY REGULATIONS

         The clinical laboratory industry is subject to significant federal and state regulation, including inspections and audits by governmental agencies. Governmental authorities may impose fines or criminal penalties or take other actions to enforce laws and regulations, including revoking a clinical laboratory's federal certification to operate a clinical laboratory operation. Changes in regulation may increase the costs of performing clinical laboratory tests, increase the administrative requirements of claims or decrease the amount of reimbursement. Our Clinical Laboratory and (where applicable) patient service centers are licensed and accredited by the appropriate federal and state agencies. CLIA (The Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988) regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal laws. Many clinical laboratories must meet other governmental standards, undergo proficiency testing, and are subject to inspection. Clinical laboratory certificates or licenses are also required by various state and local laws.

         CLIA places all tests into one of three categories of complexity (waived, moderate complexity and high complexity) and establishes varying requirements depending upon the complexity category of the test performed. A laboratory that performs high complexity tests must meet more stringent requirements than a laboratory that performs only moderate complexity tests, while those that perform only waived tests may apply for a certificate of waiver from most of the requirements of CLIA. Our facility is certified to perform highly complex tests. In general, the Secretary of Health and Human Services ("HHS") regulations require laboratories that perform high or moderate complexity tests to implement systems that ensure the accurate performance and reporting of test results, establish quality control and quality assurance systems ensure hiring of personnel that meet specified standards, engage in proficiency testing by approved agencies and undergo biennial inspections.

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

         CLINICAL LABORATORY REIMBURSEMENT

         Billing and reimbursement for clinical laboratory testing is subject to significant and complex federal and state regulation. Penalties for violations of laws relating to billing federal healthcare programs and for violations of federal fraud and abuse laws include: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate some or all of a clinical laboratory's business. The Company is not aware of any material violations.

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

         The Federal Stark laws, and New York State law, have also placed restrictions on the supplies and other items that laboratories may provide to their clients. These laws specify that laboratories may only provide clients with items or devices that are used solely to collect, transport or store specimens for the laboratory or to communicate results or tests. Items such as biopsy needles, snares and reusable needles are specifically prohibited from being supplied by laboratories to their clients. These laws represent a significant deviation from practices that previously occurred throughout the industry. The Company has put in place procedures to ensure compliance with these laws and restrictions and believes that it is in compliance with these laws.

         In February 1997, the OIG released a model compliance plan for laboratories. One key aspect of the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. These requirements, and their likely effect on physician test ordering habits, focus on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests, which make up the majority of the Company's business measured in terms of net revenues. Nevertheless, they potentially could affect physicians test ordering habits more broadly. The Company is unable to predict whether, or to what extent, these developments may have an impact or the utilization of the Company's services.

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

         The security regulations, which were finalized on February 20, 2003 and go into effect in April 20, 2005, require us to ensure the confidentiality, integrity and availability of all electronic protected health information ("EPHI") that we create, receive, maintain, or transmit. We have some flexibility to fashion our own security measures to accomplish these goals, but, in general, the starting point is to determine what security measures we need to take. The security regulations strongly emphasize that we must conduct an accurate and thorough assessment of the potential risks and vulnerabilities of the confidentiality, integrity and availability of our EPHI and then document our response to the various security regulations on the basis of that assessment. We will also be required to create additional policies and procedures in order to comply with these requirements.

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

EMPLOYEES

         As of July 31, 2004, we employed 238 full-time and 24 part-time employees. Of the full-time employees, 33 were engaged in research, development, manufacturing, administrative support and marketing of research products and 189 at the clinical reference laboratories. Our scientific staff possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that the relationships we have established with our employees are good.

INFORMATION SYSTEMS

         Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics, and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology, or IT systems. Computer systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures that we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to process test orders, deliver test results or perform tests in a timely manner could adversely affect our reputation and result in a loss of customers and net revenues.

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

         The CAP accreditation program involves both on-site inspections of our laboratory and participation in the CAP's proficiency testing program for all categories in which our laboratory is accredited by the CAP. The CAP is an independent nongovernmental organization of board certified pathologists, which offers an accreditation program to which laboratories can voluntarily subscribe. A laboratory's receipt of accreditation by the CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. Our clinical laboratory facilities are accredited with distinction, by the CAP.

AVAILABLE INFORMATION

         We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, if any, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Internet website address is www.enzo.com and you can find these reports under "Investor Information - SEC Filings." The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which may be accessed at http://www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. To obtain information on the operation of the Public Reference Room, you may call the SEC at 1-800-SEC-0330.

DIRECTORS AND EXECUTIVE OFFICERS

         The following sets forth certain information with regard to directors and executive officers of the Company.

         Directors - The following sets forth certain information regarding directors of the Company who are not executive officers of the Company. Information with respect to directors of the Company who are also executive officers of the Company appears below under the sub caption "Executive Officers." The Company has a classified Board of Directors consisting of three classes.

         JOHN B. SIAS (age 77) has been a Director of the Company since January 1982. Mr. Sias had been President and Chief Executive Officer of Chronicle Publishing Company from April 1993 to September 2000. From January 1986 until April 1993, Mr. Sias was President of ABC Network Division, Capital Cities/ABC, Inc. From 1977 until January 1986, he was the Executive Vice President, President of the Publishing Division (which includes Fairchild Publications) of Capital Cities Communications, Inc.

         JOHN J. DELUCCA (age 61) has been a Director of the Company since January 1982. From 2003 to 2004, Mr. Delucca was Executive Vice President and Chief Financial Officer of REL Consulting Group. Mr. Delucca had been the Chief Financial Officer & Executive Vice President, Finance & Administration of Coty, Inc., from January 1999 to January 2002. From October 1993 until January 1999, he was Senior Vice President and Treasurer of RJR Nabisco, Inc. From January 1992 until October 1993, he was managing director and Chief Financial Officer of Hascoe Associates, Inc. From October 1, 1990 to January 1992, he was President of The Lexington Group. From September 1989 until September 1990, he was Senior Vice President-Finance of the Trump Group. From May 1986 until August 1989, he was senior Vice President-Finance at International Controls Corp. From February 1985 until May 1986, he was a Vice President and Treasurer of Textron, Inc. Before that, he was a Vice President and Treasurer of the Avco Corporation, which was acquired by Textron.

         IRWIN C. GERSON (age 74) has been a Director of the Company since May 8, 2001. From 1995 until December 1998, Mr. Gerson served as Chairman of Lowe McAdams Healthcare and prior thereto had been, since 1986, Chairman and Chief Executive Officer of William Douglas McAdams, Inc., one of the largest advertising agencies in the U.S. specializing in pharmaceutical marketing and communications to healthcare professionals. In February 2000, he was inducted into the Medical Advertising Hall of Fame. Mr. Gerson has a Bachelor of Science in Pharmacy from Fordham University and an MBA from the NYU Graduate School of Business Administration. He is a director of Andrx Corporation, a NASDAQ listed company which specializes in proprietary drug delivery technologies. From 1990-1999, he was Chairman of the Council of Overseers of the Arnold and Marie Schwartz College of Pharmacy and has served as a trustee of The Albany College of Pharmacy and Long Island University.

         MELVIN F. LAZAR, CPA (age 65) has been a Director of the Company since August 1, 2002. Mr. Lazar was a founding partner of the public accounting firm of Lazar, Levine & Felix (LLP) from 1969 until October 2002. Mr. Lazar and his firm served the business and legal communities for over 30 years. He is an expert on the topic of business valuations and merger and acquisition activities. Mr. Lazar is a board member and chairman of the audit committee of Arbor Realty Trust, Inc. (ABR:NYSE). Arbor is a real estate investment trust
(REIT) formed to invest in real estate related bridge and mezzanine loans, preferred equity investments and other real estate related assets. Mr. Lazar is a board member and serves as the Chairman of the Audit Committee of privately owned Active Media Services, Inc., the largest corporate barter company in the nation. Mr. Lazar is also a board member and serves as the Chairman of the Audit Committee of Ceco Environmental Corp., which is a provider of innovative solutions to industrial ventilating and air quality problems. Mr. Lazar holds a Bachelor of Business Administration degree from The City College of New York (Baruch College).

         MARCUS A. CONANT, M.D. (age 68) was appointed to the board as of July 1, 2004. Dr. Conant, received his B.S. and M.D. degrees from Duke University. He was an exchange student at Hammersmith Hospital in London, England and held an Elective Fellowship in Biochemistry at the London Hospital. Dr. Conant has been the recipient of numerous awards, and has served as a member of or consultant to a broad array of scientific societies and associations, community organizations and government committees and has authored or co-authored more than 70 published papers. Dr. Conant is a Clinical Professor at the University of California San Francisco (UCSF) and has been on the faculty of UCSF since 1967. He currently serves as Chairman of the Board of the Conant Foundation, an HIV/AIDS education and research foundation based in San Francisco. Dr. Conant served as principal investigator for Enzo's Phase I clinical trial of its gene medicine for HIV-1 infection.

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

         DR. ELAZAR RABBANI (age 60) Enzo Biochem's founder has served as the Company's Chairman of the Board of Directors and Chief Executive Officer since its inception in 1976. Dr. Rabbani has authored numerous scientific publications in the field of molecular biology, in particular, nucleic acid labeling and detection. He is also the lead inventor of many of the company's pioneering patents covering a wide range of technologies and products. Dr. Rabbani received his Bachelor of Arts degree from New York University in Chemistry and his Ph.D. in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

         SHAHRAM K. RABBANI (age 52) Chief Operating Officer, Treasurer, Secretary and Director, is a founder and has been with the Company since its inception. He is also President of Enzo Clinical Labs. Mr. Rabbani serves on the New York State Clinical Laboratory Association, a professional board. Mr. Rabbani is a trustee of Adelphi University and serves as Chairman of its audit committee. He received a Bachelor of Arts Degree in Chemistry from Adelphi University, located in Long Island, New York.

         BARRY W. WEINER (age 54) President, Chief Financial Officer and Director, is a founder of Enzo Biochem, Inc. He has served as the Company's President since 1996, and previously held the position of Executive Vice President. Before his employment with Enzo, he worked in several managerial and marketing positions at the Colgate Palmolive Company. Mr. Weiner is a Director of the New York Biotechnology Association. He received his Bachelor of Arts degree in Economics from New York University and a Master of Business Administration in Finance from Boston University.

         DR. DEAN ENGELHARDT (age 64) Executive Vice President has held this position since July 2000. Since joining the Company in 1981, Dr. Engelhardt has held several other executive and scientific positions within Enzo Biochem. In addition, Dr. Engelhardt has authored many papers in the area of nucleic acid synthesis and protein production and has been a featured presenter at numerous scientific conferences and meetings. He holds a Ph.D. degree in Molecular Genetics from Rockefeller University.

         DR. NORMAN E. KELKER (age 65) Senior Vice President has held this position since 1989. Before this, he was the Company's Vice President for Scientific Affairs. Dr. Kelker has authored numerous scientific papers and presentations in the biotechnology field. He is a member of American Society of Microbiology and the American Association of the Advancement of Science. Dr. Kelker received his Ph.D. in Microbiology and Public Health from Michigan State University.

         HERBERT B. BASS (age 56) Vice President of Finance for the Company and is also Senior Vice President of Enzo Clinical Labs. Before his promotion in 1989 to Vice President of Finance, Mr. Bass served as the Corporate Controller of the Company. Mr. Bass has been with The Company since 1986. From 1977 to 1986, Mr. Bass held various positions at Danziger and Friedman, Certified Public Accountants, the most recent of which was audit manager. For the preceding seven
(7) years, he held various positions at Berenson & Berenson, Certified Public Accountants. Mr. Bass received a Bachelor of Business Administration degree in Accounting from Bernard M. Baruch College, in New York City.

         DR. BARBARA E. THALENFELD (age 64) Vice President of Corporate Development for Enzo Biochem and Vice President of Clinical Affairs for Enzo Therapeutics. Dr. Thalenfeld has been employed with the Company since 1982. She has authored over 20 scientific papers in the areas of molecular biology and genetics, and is a member of the American Society of Gene Therapy, the Association of Clinical Research Professionals, and the Drug Development Association. Dr. Thalenfeld received her Ph.D. at the Institute of Microbiology at Hebrew University in Jerusalem, Israel and a Master of Science degree in Molecular Biology from Yale University. She also completed a Post Doctoral Fellowship in the Department of Biological Sciences at Columbia University.

         DAVID C. GOLDBERG (age 47) Vice President of Business Development for Enzo Biochem and Senior Vice President of Enzo Clinical Labs has been employed with the company since 1985. He has held several managerial positions within Enzo Biochem. Mr. Goldberg also held management and marketing positions with DuPont-NEN and Gallard Schlesinger Industries before joining the Company. He received a Master of Science degree in Microbiology from Rutgers University and a Master of Business Administration in Finance from New York University.

         Dr. Elazar Rabbani and Shahram K. Rabbani are brothers and Barry W. Weiner is their brother-in-law.

         FORWARD-LOOKING AND CAUTIONARY STATEMENTS

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

Item 2.  PROPERTIES

The following are the principal facilities of the Company:

Location             Principal               Approximate Floor    Approximate    Expiration
--------             Operations              Area (sq. ft.)       Annual         Date
                     ----------              --------------       Base Rent      ----
                                                                  ---------
60 Executive Blvd    Corporate               43,000               $1,138,000     November 30, 2004
Farmingdale, N.Y.    headquarters,
                     clinical
                     laboratory,
                     research and
                     manufacturing
                     facilities (See note
                     6 of Notes to
                     Consolidated
                     Financial
                     Statements)
527 Madison Ave      Executive office        6,400                $367,000       December 31, 2008
New York, NY

         We believe that the current facilities are suitable and adequate for the Company's current operating needs and the production capacity in such facilities is substantially being utilized.

Item 3.  LEGAL PROCEEDINGS

In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. On January 26, 2001, the court granted the defendants' motion for summary judgment that the Company's patent is invalid. On July 15, 2002, the Court of Appeals for the Federal Circuit reversed the judgment of invalidity and remanded the case to the district court for further proceedings. In March 2003, settlements were reached with bioMerieux and Chugai; the settlements did not have a material monetary impact on the Company. In July 2004, the district court again granted another motion by the remaining defendants (Gen-Probe and Becton Dickinson) that all claims of the Company's patent are invalid. The Company has filed an appeal of that judgment. There can be no assurance that the Company will be successful in the on-going proceedings. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company.

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

In March 2002, Enzo Life Sciences, a subsidiary of the Company, filed suit (the "Litigation") in the United States District Court for the District of Delaware against Digene Corp., charging it with infringing the Company's U.S. Patent No. 6,221,581, (the "581 Patent") which concerns a novel process for detecting nucleic acids of interest. On May 31, 2002, Digene filed counterclaims in that suit against Enzo Life Sciences and the Company, including business tort counterclaims relating to the `581 patent. On October 13, 2004, the Company, its wholly owned subsidiary Enzo Life Sciences, Inc. ("Enzo Life Sciences") and Digene Corporation ("Digene") entered into a Settlement and License Agreement (the "Agreement") and a Joint Stipulation and Order of Dismissal with Prejudice (the "Stipulation"). The Agreement provides for (i) the full and final settlement of the Litigation and (ii) the grant to Digene of a non-exclusive, worldwide, royalty-bearing license with respect to such `581 Patent and the remaining patents in the '581 patents global family. The '581 patent is set to expire on April 24, 2018. Pursuant to the Agreement Digene is irrevocably required to pay Enzo Life Sciences an aggregate of $30.5 million of which Life Sciences received U.S. $16 million (the "First Payment") from Digene on October 14, 2004. Digene will pay to Enzo U.S. $16.5 million (subject to the $2 million credit discussed below) ("Additional Irrevocable Payments"); $2.5 million of which shall be paid by November 14, 2005 and $3.5 million per year by November 14 of each of 2006, 2007, 2008 and 2009. In addition, Digene shall pay Enzo Life Sciences Running Royalties on Net Sales of Licensed Products. Each Additional Irrevocable Payment is fully creditable by Digene against the Running Royalties that are due under the Agreement. Digene at its discretion may credit $2 million of the First Payment against either the payment required to be paid by Digene by November 14, 2005 or the Running Royalties due Enzo Life Sciences under the Agreement. The Stipulation which will be filed with the Court by October 15, 2004 dismisses with prejudice all claims, counterclaims and defenses brought or raised by any party to the Litigation.

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants' breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants' infringement of patents covering the same. In April, 2003, the Court directed that individual complaints be filed separately against each defendant. A number of the defendants have answered the individual complaints and asserted a variety of affirmative defenses and counterclaims. Fact discovery is currently scheduled to close on May 6, 2005. The Court will conduct a claim construction hearing on June 28, 2005. There can be no assurance that the Company will be successful in this litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company.

On October 28, 2003, the Company and Enzo Life Sciences, Inc., a subsidiary of the Company, filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc. The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company's proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company's products, and that Affymetrix improperly induced collaborators and customers to use the Company's products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix's unauthorized use, development, manufacture, sale, distribution and transfer of the Company's products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company's products in violation of the terms of the agreement and the Company's rights. Subsequent to the filing of the Complaint against Affymetrix, Inc. referenced above, on or about November 10, 2003, Affymetrix, Inc. filed its own complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties' agreement, that it has not infringed certain of Enzo's Patents, and that certain of Enzo's patents are invalid. The Affymetrix complaint also seeks damages for alleged breach of the parties' agreement, unfair competition, and tortuous interference, as well as certain injunction relief to prevent alleged unfair competition and tortuous interference. The Company does not believe that the complaint has any merit and intends to defend vigorously. Affymetrix also moved to transfer venue of Enzo's action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix's subsequently filed action. On January 30, 2004, Affymetrix's motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Pleadings have not been completed and discovery has not commenced.

On June 2, 2004 Roche Diagnostic GmbH and Roche Molecular Systems, Inc. (collectively "Roche") filed suit in the U.S. District Court of the Southern District of New York against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively "Enzo"). The complaint was filed after Enzo rejected Roche's latest cash offer to settle Enzo's claims for, INTER ALIA, alleged breach of contract and misappropriation of Enzo's assets. The complaint seeks declaratory judgment (i) of patent invalidity with respect to Enzo's 4,994,373 patent, (ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the "1994 Agreement"), (iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and
(iv) that Enzo's claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition, the suit claims tortious interference and unfair competition. The Company does not believe that the complaint has merit and intends to vigorously respond to such action with appropriate affirmative defenses and counterclaims.

On June 7, 2004, the Company and its wholly-owned subsidiary, Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. The complaint alleges infringement of six patents (relating to DNA sequencing systems, labelled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. Accordingly, Yale is also a plaintiff in the lawsuit. Yale and Enzo are aligned in protecting the validity and enforceability of the patents. Enzo Life Sciences is the owner of the remaining two patents. The complaint seeks permanent injunction and damages (including treble damages for wilful infringement). Defendants answered the complaint on July 29, 2004. The answer pleads affirmative defences of invalidity, estoppel and laches and asserts counterclaims of non-infringement and invalidity. A trial date has not been set. Discovery commences on September 15, 2004. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were brought to a vote of the Company's stockholders in the fourth fiscal quarter ended July 31, 2004.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is traded on the New York Stock Exchange (Symbol:ENZ). The following table sets forth the high and low price of the Company's Common Stock for the periods indicated as reported on the New York Stock Exchange.

                                                      High       Low
                                                      ----       ---
         2003 Fiscal Year (August 1, 2002
         to July 31, 2003):
                  1st Quarter                         $16.40     $11.64
                  2nd Quarter                         $15.86     $12.76
                  3rd Quarter                         $15.23     $11.50
                  4th Quarter                         $30.10     $14.78

         2004 Fiscal Year (August 1, 2003
         to July 31, 2004):
                  1st Quarter                         $22.45     $17.35
                  2nd Quarter                         $20.95     $15.85
                  3rd Quarter                         $19.88     $14.20
                  4th Quarter                         $15.69     $12.57

         As of October 7, 2004, the Company had approximately 1,171 record holders of its Common Stock.

         The Company has not paid a cash dividend on its Common Stock and intends to continue to follow a policy of retaining future earnings to finance its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future. The Company declared a 5% stock dividend on October 5, 2004 payable November 15, 2004 to shareholders of record as of October 25, 2004. The Company declared a 5% stock dividend on June 10, 2003 payable July 14, 2003 to shareholders of record as of June 30, 2003. The Company declared a 5% stock dividend on January 23, 2002 payable February 27, 2002 to shareholders of record as of February 2, 2002. The per share data has been adjusted retroactively to reflect the stock dividend declared on October 5, 2004. The consolidated balance sheet and consolidated statement of stockholders' equity do not give retroactive effect to the dividend declared October 5, 2004. The shares and per share data have been adjusted to retroactively reflect the stock dividends in fiscal 2003 and 2002. The Company recorded a charge to accumulated deficit and a credit to common stock and additional paid-in capital in the amounts of approximately $37,709,000 and $26,988,000 in fiscal 2003 and fiscal 2002 and fiscal 2001, respectively, which reflects the fair value of the dividends on the dates of declaration.

         EQUITY COMPENSATION PLAN DISCLOSURE

         The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of July 31, 2004:

                                                                                                         Number of securities
                                          Number of Securities                                          remaining available for
                                           To be Issued Upon          Weighted-Average               future issuance under equity
                                         Exercise of outstanding      Exercise Price of              compensation plans (excluding
                                          options, warrants and      outstanding options,                      securities
Plan category                                     rights             warrants and rights                 reflected in column (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                    (a)                      (b)                                   (c)
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
(stock options) approved by
security holders                                 2,856,801                 $11.86                                238,780

Equity compensation plans not
Approved by security holders                           ---                    ---                                    ---
                                                 ---------                 ------                                -------

Total                                            2,856,801                 $11.86                                238,780
                                                 =========                 ======                                =======

Item 6.  SELECTED FINANCIAL DATA

         The selected operating results for the years ended July 31, 2004, 2003 and 2002 and the financial position data as of July 31, 2004 and 2003, have been derived from the Company's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected operating results for the years ended July 31, 2001 and 2000, and the selected financial position data as of July 31, 2002, 2001 and 2000 are derived from the Company's audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

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

                                                                      For the Years Ended July 31,
                                                 --------------------------------------------------------------------
                                                                  (In thousands, except per share data)

                                                   2004           2003           2002           2001          2000
                                                   ----           ----           ----           ----          ----
OPERATING RESULTS:

Operating revenues                                $41,644        $52,767        $54,015        $52,266        $42,847


Interest income                                     1,152          1,355          1,350          3,003          2,585

(Loss) income before benefit (provision)
   for taxes on income                            (11,080)         5,725         10,340         12,231          7,668

Benefit (provision) for taxes on income             4,848         (1,881)        (3,417)        (5,418)        (1,044)

Net (loss) income                                 $(6,232)        $3,844         $6,923         $6,813         $6,624
                                                  =======         ======         ======         ======         ======

Basic net (loss) income per common share:           $(.20)         $0.12          $0.22          $0.22          $0.22
                                                    =====          =====          =====          =====          =====

Diluted net (loss) income per common share:         $(.20)         $0.12          $0.21          $0.21          $0.20
                                                    =====          =====          =====          =====          =====

Denominator for per share calculation:
     Basic                                         31,700         31,399         31,359         31,254         30,789
     Diluted                                       31,700         32,175         32,327         32,558         32,802

FINANCIAL POSITION:
Working capital                                   $92,259        $97,723        $92,772        $85,094        $74,094
Total assets                                     $110,334       $115,878       $109,291       $102,931        $92,886
Stockholders' equity                             $104,166       $109,380       $104,733        $97,517        $87,176

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

         The business activities of the Company are performed by the Company's three wholly owned subsidiaries. These activities are: (1) research and development, manufacturing and marketing of biomedical research products and tools through Enzo Life Sciences and research and development of therapeutic products through Enzo Therapeutics, and (2) the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 15 of the Notes to Consolidated Financial Statements.

         The Company's source of revenue has been from the direct sales of research products of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements with other companies. Another source of revenue has been from the clinical laboratory service market. Clinical laboratory services are provided to patients covered by various third party insurance programs, including Medicare and self payors for the services provided. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year. For the fiscal years ended July 31, 2004 and 2003, respectively, approximately 31% and 44% of the Company's operating revenues were derived from research product sales and approximately 69% and 56% were derived from clinical laboratory services. Research product revenue from Affymetrix represented approximately 0 %, 22% and 23% of the consolidated revenues in fiscal 2004, 2003 and 2002, respectively, under a non-exclusive distribution and supply agreement. Research product revenue from this major distributor accounted for approximately 0 % and 50% of the Company's total research product revenue in fiscal 2004 and 2003, respectively. At July 31, 2004 and 2003, of the Company's net accounts receivable no monies were included from this one major distributor. Research product revenue from Amersham represented approximately 0%, 1% and 1% of the consolidated revenues in fiscal 2004, 2003 and 2002, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2004 and 2003, 0% and 2%, respectively, of the Company's net accounts receivable relate to amounts due from this distributor. Research product revenue from Perkin-Elmer represented approximately 8%, 4% and 5% of the consolidated revenues in fiscal 2004, 2003 and 2002, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2004 and 2003, 5% and 3%, respectively, of the Company's net accounts receivable relate to amounts due from this distributor. Research product revenue from Roche represented approximately 8%, 6% and 8% of the consolidated revenues in fiscal 2004, 2003 and 2002, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2004 and 2003, 0% and 6% respectively of the Company's net accounts receivable relate to amounts due from the this distributor. At July 31, 2004, the Company had written off $1.8 million against the amount due from this distributor. See Item 3. Legal Proceedings. The following is a table outlining the above for the respective consolidated fiscal years:

                                                % of Revenue                                 % of Accounts Receivable
                                  2004              2003              2002                   2004                2003
                                --------------------------------------------               ----------------------------

Affymetrix                         0%                22%               23%                    0%                  0%

Perkin-Elmer                       8%                 4%                6%                    5%                  3%

Amersham                           0%                 1%                1%                    0%                  2%

Roche                              8%                 6%                5%                    0%                  6%

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2004, our cash and cash equivalents of $54.5 million and marketable securities of $17.2 million totaled $71.7 million, a decrease of $6.7 million from July 31, 2003. We had working capital of $92.3 million at July 31, 2004 compared to $97.7 million at July 31, 2003. On October 14, 2004 the Company received $16 million from Digene Corporation in connection with execution of a settlement and license agreement. See Item 3. Legal Proceeding.

         Net cash used in operating activities for the year ended July 31, 2004 was approximately $5.6 million as compared to net cash provided by operating activities of $12.1 million for the year ended July 31, 2003. The decrease in net cash provided by operating activities from fiscal 2003 to fiscal 2004 was primarily due to a net loss in the current year offset by the net change in operating assets and liabilities compared to the prior year.

         Net cash used in investing activities decreased approximately $12.5 million from fiscal 2003, primarily as a result of a decrease in the purchase of marketable securities in the current year.

         Net cash provided by financing activities increased by $.3 million from fiscal 2003 primarily as a result of the increase in proceeds from the exercise of stock options.

         Net accounts receivable of $14.8 million and $17.3 million represented 130 days and 119 days of operating revenues at July 31, 2004 and 2003, respectively. The change in net accounts receivable is due to a decrease in accounts receivable at the clinical reference laboratory of approximately $1.3 million and a decrease of research products accounts receivable of approximately $1.2 million. The decrease in the clinical laboratory receivable is primarily due to the decrease in revenue. The decrease in the research products accounts receivable is primarily due to the decrease in revenue from one specific distributor of research products. The Company had written off $1.8 million against the open accounts receivable due from this one distributor in the fourth quarter of 2004.

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

         The total future payments under the Company's contractual obligations as of July 31, 2004 are as follows:

                                                             Payments Due by Period
                                                             ----------------------

                                            Total       Less Than 1 Year     1-3 Years     4-5 Years
                                            -----       ----------------     ---------     ---------

Operating Leases                          $1,393,000        $705,000         $498,000      $190,000
                                          ----------        --------         --------      --------
Total Contractual Cash Obligations        $1,393,000        $705,000         $498,000      $190,000
                                          ==========        ========         ========      ========

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

REVENUE RECOGNITION

         Revenues from the clinical laboratory are recognized as services are rendered upon completion of the testing process for a specific patient and reported to the ordering physician. The Company's revenue is based on amounts billed or billable for services rendered, net of contractual adjustments and other arrangements made with third-party payors to provide services at less than established billing rates. Revenues from research product sales, exclusive of certain non-exclusive distribution agreements, are recognized when the products are shipped.

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

RESULTS OF OPERATIONS

                                          Comparative financial data for the years ended July 31,
                                          -------------------------------------------------------

                                                    Increase                    Increase
                                        2004       (Decrease)       2003       (Decrease)      2002
                                      ---------------------------------------------------------------
                                                               (in thousands)

Revenues:
Research product sales                 $12,972      ($10,281)      $23,253      ($2,710)      $25,963
Clinical laboratory services            28,672          (842)       29,514        1,462        28,052
                                        ------          ----        ------        -----        ------
              Total revenue            $41,644       (11,123)      $52,767       (1,248)      $54,015
                                       -------       -------       -------       ------       -------

Costs and expenses:
Cost of research products                2,518          (871)        3,389        1,552         1,837
Cost of laboratory services             10,586           993         9,593         (516)       10,109
Research & development                   8,078          (233)        8,311        2,132         6,179
Selling expense                          4,335           829         3,506          263         3,243
General & administrative                10,032         1,441         8,591        1,233         7,358
Provision for uncollectible A/R         11,987         2,642         9,345       (4,843)       14,188
Legal expenses                           6,340           679         5,661        3,550         2,111
                                         -----           ---         -----        -----         -----
         Total costs and expenses      $53,876         5,480       $48,396        3,371       $45,025
                                       -------         -----       -------        -----       -------

Operating (loss) income               $(12,232)     $(16,603)       $4,371      $(4,619)       $8,990
                                      ========      ========        ======      =======        ======

FISCAL 2004 COMPARED TO FISCAL 2003

         Revenues from operations for the fiscal year ended July 31, 2004 were $41.6 million a decrease of $11.1 million over revenues from operations for the fiscal year ended July 31, 2003. This decrease was due to a decrease of $10.3 million in revenues from our research product sales operations and decrease of $.8 million in revenues from clinical reference laboratory operation over revenues for such activities in fiscal 2004.

          The decrease in research product sales resulted primarily from a decrease in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets related to shipments to Affymetrix a major distributor. Research product revenue from this one major distributor accounted for approximately 0% and 50% of the Company's total research product revenues in fiscal 2004 and 2003, respectively. See Item 3. Legal Proceedings.

         The decrease of clinical laboratory services revenue was due primarily to the recent downward trends that had indicated a decrease in the reimbursements rates from the Medicare Program, certain third party payors and HMO's. Clinical laboratory services are provided to patients covered by various third party payor programs, including Medicare and health maintenance organizations ("HMO's"). Billings for services are included in revenue net of allowances for contractual discounts and allowances paid for differences between the amounts billed and the estimated amount to be paid. The effect of such reduced reimbursement rates have been reflected in fiscal 2004. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

         The cost of research products sold decreased by $.9 million from the prior fiscal year. This decrease was primarily due to the decrease in research product revenue based on the termination of a contract with one major distributor.

         The cost of clinical laboratory services increased by $1.0 million during this period primarily due to an increase in costs with certain esoteric tests and costs related to performing more testing in house.

         Research and development expenses decreased by approximately $.2 million as a result of a decrease in the expenses related to the clinical trial activities and other research projects.

         Selling expenses increased by $.8 million during this fiscal year, as compared to the prior year's fiscal year. This increase was primarily due to an increase in both the sales personnel and marketing expenditures for research product sales and clinical laboratory services.

         The Company's provision for uncollectible accounts receivable increased by $2.6 million to $11.9 million from $9.3 million as compared to last year. At the clinical laboratory division the percentage of the provision for uncollectible accounts receivable as a relationship to revenue increased to 35.7% this fiscal year as compared to 29.6% for last year. These increases were primarily due to the change in the mix of payors during the current fiscal year. The company wrote off $1.8 million of an uncollectible receivable from one of its distributors at the Life Science division this fiscal year. See Item 3. Legal Proceedings.

         The Company's legal expenses increased by $.6 million to $6.3 million from $5.7 million as compared to the previous year. This increase is primarily due to the increase in patent infringement proceedings and the increase in the overall legal activities on these infringement proceedings.

         General and administrative expenses increased by $1.4 million due to an increase at the clinical lab in the information technology expenditures and the in-house legal patent costs.

         Interest income was comparable to the prior fiscal year.

         In fiscal 2004, we recorded a benefit for income taxes of $4.8 million, based upon an $11.1 million loss before benefit for taxes on income in the current year as compared to a provision for income taxes of $1.9 million in fiscal 2003, which were based on the combined effective federal, state and local income tax rates.

         Net accounts receivable from our clinical laboratory operations of $13.1 million and $14.4 million represented an average of 167 days and 174 days of operating revenues at July 31, 2004 and 2003, respectively.

         Loss before provision for taxes on income from the research and development segment activities and related costs was $1.3 million in fiscal 2004, as compared to income before provision for taxes on income of $9.4 million in fiscal 2003. The decrease in the profit resulted primarily from a decrease in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets to Affymetrix a major distributor. Loss before provision for taxes on income from the clinical reference laboratories segment amounted to a $1.5 million for fiscal 2004, as compared to income of $3.0 million for fiscal 2003. The decrease in income before taxes for the clinical laboratory segment was primarily due to the reduction in reimbursement rates from third party payors. Loss before provision for taxes on income at the other segment amounted to a loss of $8.3 million for fiscal 2004, as compared to a loss of $6.7 million for fiscal 2003, due to the increase in legal expenses in fiscal 2004.

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

         Although, research product revenue decreased for the fiscal year, the cost of research products sold increased by $1.6 million to $3.4 million from the prior fiscal year. This increase was primarily due to the increase in reagent costs, the expansion of the manufacturing, processing capabilities and an increase in headcount in these areas, due to the unusually high volume of the orders shipped in the first quarter of fiscal 2003 to one major distributor that did not continue for the balance of fiscal 2003.

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

         Selling expenses increased by $.3 million during this fiscal year, as compared to the prior year's fiscal year. This increase was primarily due to costs associated with the unusually high volume of the orders shipped in the first quarter of fiscal 2003 to one major distributor of research products.

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

         The Company does not have any "off-balance sheet arrangements" as such term is defined in Item 303(a) (4) of Regulation S-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company believes that it does not have any material exposure to market risk associated with interest rate risk, foreign currency exchange rate risk, commodity price risk, equity price risk, or other market risks.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report. See Item 15(a) (1) and (2)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

Item 9A. CONTROLS AND PROCEDURES

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"). Rules adopted by the Securities and Exchange Commission ("SEC") require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities and Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, designed and reported within the time periods specified by the SEC's rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Scope of the Controls Evaluation. The evaluation made by our CEO and CFO of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures. In fiscal 2004, we have established an internal "Hotline" for employees to report to the audit committee acts of fraud in the financial reporting process.

In accord with SEC requirements, our CEO and CFO each have confirmed that, during the most recent fiscal quarter and since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and CFO have each concluded that, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Item 9B. OTHER INFORMATION

On October 13, 2004, the Company, its wholly owned subsidiary Enzo Life Sciences, Inc. ("Enzo Life Sciences") and Digene Corporation ("Digene") entered into a Settlement and License Agreement (the "Agreement") and a Joint Stipulation and Order of Dismissal with Prejudice (the "Stipulation"). The Agreement provides for (i) the full and final settlement of the Litigation and
(ii) the grant to Digene of a non-exclusive, worldwide, royalty-bearing license with respect to such `581 Patent and the remaining patents in the '581 patents global family. The '581 patent is set to expire on April 24, 2018. Pursuant to the Agreement Digene is irrevocably required to pay Enzo Life Sciences an aggregate of $30.5 million of which Life Sciences received U.S. $16 million (the "First Payment") from Digene on October 14, 2004. Digene will pay to Enzo U.S. $16.5 million (subject to the $2 million credit discussed below) ("Additional Irrevocable Payments"); $2.5 million of which shall be paid by November 14, 2005 and $3.5 million per year by November 14 of each of 2006, 2007, 2008 and 2009. In addition, Digene shall pay Enzo Life Sciences Running Royalties on Net Sales of Licensed Products. Each Additional Irrevocable Payment is fully creditable by Digene against the Running Royalties that are due under the Agreement. Digene at its discretion may credit $2 million of the First Payment against either the payment required to be paid by Digene by November 14, 2005 or the Running Royalties due Enzo Life Sciences under the Agreement. The Stipulation which will be filed with the Court by October 15, 2004 dismisses with prejudice all claims, counterclaims and defenses brought or raised by any party to the Litigation.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

                  The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 26, 2004 and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

                  The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 26, 2004 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 26, 2004 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 26, 2004 and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 26, 2004 and is incorporated herein by reference.

PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

(a)   (1)     Consolidated Financial Statements
                Consolidated Balance Sheets - July 31, 2004 and 2003 Consolidated Statements of Operations-
                  Years ended July 31, 2004, 2003 and 2002
                Consolidated Statements of Stockholders' Equity-

                  Years ended July 31, 2004, 2003 and 2002
                Consolidated Statements of Cash Flows-
                  Years ended July 31, 2004, 2003 and 2002 Notes to Consolidated
                Financial Statements.

      (2)   Financial Statement Schedule
                Schedule II - Valuation and Qualifying Accounts

            All  other   schedules  have  been  omitted   because  the  required
information is included in the consolidated financial statements or the notes thereto or because they are not required.

      (3)   Exhibits

            The following documents are filed as Exhibits to this Annual Report on Form 10-K:

         Exhibit                    Description
           No                       -----------
           --

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

         10(f)      1994 Stock Option Plan. (6)

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

         10(m)      1999 Stock Option Plan filed. (8)

         10(n)      Amendment to Elazar Rabbani's employment agreement. (9)

         10(o)      Amendment to Shahram Rabbani's employment agreement. (9)

         10(p)      Amendment to Barry Weiner's employment agreement. (9)

         10(q)      Lease Addendum (9)

         10(r)      Code of Ethics filed herewith.

         10(s) Settlement and License Agreement with Digene Corporation effective as of September 30, 2004 filed herewith (10)

         10(t) Joint Stipulation and Order of Dismissal with Prejudice dated October , 2004 filed herewith (10).

         21         Subsidiaries of the registrant:
                    Enzo Clinical Labs, Inc., a New York corporation. Enzo Life Sciences, Inc., a New York corporation. Enzo Therapeutics, Inc., a New York corporation.

         23 Consent of Independent Registered Public Accounting Firm filed herewith.

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

(10) These exhibits are subject to a confidential treatment request pursuant to the Securities Exchange Act Rule 24b-2.

(b) See Item 15(a)(3), above.
(c) See Item 15(a)(2), above.

                                  *************

S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ENZO BIOCHEM, INC.

Date:    October 14, 2004                         By:   /s/ Elazar Rabbani Ph.D.
                                                        ------------------------
                                                        Chairman of the Board


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani Ph.D.                                    October 14, 2004
----------------------------
Elazar Rabbani
Chairman of Board of Directors
(Principal Executive Officer)


By: /s/ Shahram K. Rabbani                                      October 14, 2004
--------------------------
Shahram K. Rabbani,
Chief Operating Officer, Secretary
and Director


By: /s/ Barry W. Weiner                                         October 14, 2004
-----------------------
Barry W. Weiner,
President, Chief Financial Officer, and Director


By: /s/ John B. Sias                                            October 14, 2004
--------------------
John B. Sias, Director


By: /s/ John J. Delucca                                         October 14, 2004
-----------------------
John J. Delucca, Director


By: /s/ Irwin Gerson                                            October 14, 2004
--------------------
Irwin Gerson, Director


By: /s/ Melvin F. Lazar                                         October 14, 2004
-----------------------
Melvin F. Lazar, Director



------------------------
Marcus A. Conant, Director

FORM  10-K, ITEM 15(a) (1) and (2)
ENZO BIOCHEM, INC.


                  LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements and financial statement schedule of Enzo Biochem, Inc. are included in Item 15(a):

Report of Registered Public Accounting Firm                                  F-2

Consolidated Balance Sheets -- July 31, 2004 and 2003                        F-3

Consolidated Statements of Operations --
         Years ended July 31, 2004, 2003 and 2002                            F-4

Consolidated Statements of Stockholders' Equity --
         Years ended July 31, 2004, 2003 and 2002                            F-5

Consolidated Statements of Cash Flows --
         Years ended July 31, 2004, 2003 and 2002                            F-6

Notes to Consolidated Financial Statements                                   F-7

Schedule II - Valuation and Qualifying
         Accounts --Years ended July 31, 2004, 2003 and 2002                 S-1




All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                   Report of Registered Public Accounting Firm



Board of Directors and Stockholders
Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. (the "Company") as of July 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2004, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 /s/ Ernst & Young LLP
Melville, New York
October 7, 2004, except for Note 14
and the third paragraph of Note 7,
as to which the date is October 14, 2004

                                ENZO BIOCHEM, INC
                           CONSOLIDATED BALANCE SHEETS

                             JULY 31, 2004 AND 2003

ASSETS                                                                            2004                  2003
                                                                                  ----                  ----

Current assets:
   Cash and cash equivalents ........................................          $54,499,100           $63,267,600
   Marketable securities ............................................           17,241,500            15,154,100
   Accounts receivable, less allowance for doubtful accounts of
        $5,503,000 in 2004 and $4,900,000 in 2003 ...................           14,794,400            17,266,400
   Income tax receivable ............................................            3,906,900               542,300
   Inventories ......................................................            3,434,300             3,421,800
   Prepaid expenses .................................................            1,832,500             2,232,900
   Deferred taxes ...................................................            1,974,800             1,013,800
                                                                                 ---------             ---------
Total current assets ................................................           97,683,500           102,898,900
Property and equipment, at cost less accumulated depreciation
    and amortization ................................................            2,414,600             2,199,800
Goodwill ............................................................            7,452,000             7,452,000
Deferred patent costs, less accumulated amortization of $8,383,600
    in 2004 and $7,097,200 in 2003 ..................................            2,624,500             3,166,200
Other ...............................................................              159,600               161,000
                                                                                   -------               -------
                                                                              $110,334,200          $115,877,900
                                                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable ...........................................           $2,092,300            $1,321,000
   Accrued legal fees ...............................................            2,050,500             1,915,200
   Other accrued expenses ...........................................              711,600               551,000
   Accrued research and development expenses ........................              225,000               453,400
   Accrued payroll ..................................................              258,100               703,000
   Deferred rent ....................................................               86,700               232,300
                                                                                    ------               -------
Total current liabilities ...........................................            5,424,200             5,175,900

Deferred taxes ......................................................              444,200             1,234,800
Deferred rent .......................................................                  ---                87,000
Long term payable ...................................................              300,000                   ---
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding
   Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 30,864,800 in 2004 and 29,975,100
       in 2003 ......................................................              308,600               299,800
   Additional paid-in capital .......................................          205,920,000           199,081,800
   Less treasury stock at cost, 349,900 shares ......................           (5,668,900)                  ---
   Accumulated deficit ..............................................          (96,148,000)          (89,916,400)
   Accumulated other comprehensive loss .............................             (245,900)              (85,000)
                                                                               -----------           -----------
Total stockholders' equity ..........................................          104,165,800           109,380,200
                                                                               -----------           -----------
                                                                              $110,334,200          $115,877,900
                                                                              ============          ============

                             See accompanying notes.

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                    YEARS ENDED JULY 31, 2004, 2003 AND 2002

                                                                                  2004              2003             2002

Revenues:
   Research product revenues ........................................         $12,972,200       $23,253,100       $25,963,400
   Clinical laboratory services .....................................          28,672,200        29,513,900        28,051,700
                                                                               ----------        ----------        ----------
                                                                               41,644,400        52,767,000        54,015,100

Costs and expenses:
   Cost of research product revenues ................................           2,517,800         3,388,900         1,837,100
   Cost of clinical laboratory services .............................          10,586,200         9,592,900        10,109,500
   Research and development expense .................................           8,078,300         8,311,200         6,178,600
   Selling expense ..................................................           4,334,900         3,506,100         3,242,800
   Provision for uncollectible accounts receivable ..................          11,986,500         9,345,300        14,188,400
   Legal expense ....................................................           6,339,900         5,661,000         2,111,000
   General and administrative expense ...............................          10,032,300         8,591,300         7,358,200
                                                                               ----------         ---------         ---------
                                                                               53,875,900        48,396,700        45,025,600
                                                                               ----------        ----------        ----------
(Loss) income before interest income and benefit
   (provision) for  taxes on income .................................         (12,231,500)        4,370,300         8,989,500
Interest income .....................................................           1,151,800         1,355,000         1,350,400
                                                                                ---------         ---------         ---------
(Loss) income before benefit (provision) for taxes on income.........         (11,079,700)        5,725,300        10,339,900
Benefit (provision) for taxes on income .............................           4,848,100        (1,881,300)       (3,417,100)
                                                                                ---------        ----------        ----------
Net (loss) income ...................................................         ($6,231,600)       $3,844,000        $6,922,800
                                                                              ===========        ==========        ==========
Net (loss) income per common share:
   Basic ............................................................              $(0.20)            $0.12             $0.22
                                                                                   ======             =====             =====
   Diluted ..........................................................              $(0.20)            $0.12             $0.21
                                                                                   ======             =====             =====
Denominator for per share calculation:
   Basic ............................................................          31,700,000        31,399,000        31,359,000
                                                                               ==========        ==========        ==========
   Diluted ..........................................................          31,700,000        32,175,000        32,327,000
                                                                               ==========        ==========        ==========

                             See accompanying notes

                                ENZO BIOCHEM, INC
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED JULY 31, 2004, 2003 AND 2002

                                                                                                          Accumulated
                                                                                                                Other         Total
                                        Common Treasury    Common     Treasury    Additional                  Compre-        Stock-
                                         Stock    Stock     Stock        Stock       Paid-in   Accumulated    hensive      holders'
                                        Shares   Shares    Amount       Amount       Capital       Deficit       Loss        Equity
                                        ------   ------    ------       ------       -------       -------       ----        ------

Balance at July 31, 2001 .........  27,080,100      ---  $270,700          ---  $133,136,100  $(35,889,800)       ---   $97,517,000
Net income for the year ended
  July 31, 2002 ..................         ---      ---       ---          ---           ---     6,922,800        ---     6,922,800
5% stock dividend (fair value on
  date declared)..................   1,353,500      ---    13,600          ---    26,974,000   (26,987,600)       ---           ---
Payment of cash for fractional
  shares for the 5% stock
  dividend .......................         ---      ---       ---          ---           ---       (96,600)       ---       (96,600)
Increase in common stock and
  paid-in capital due to exercise
  of stock options ...............      15,200      ---       200          ---       127,800           ---        ---       128,000
Tax benefit from stock options
  exercised ......................         ---      ---       ---          ---        15,000           ---        ---        15,000
Issuance of stock for employee
  401(k) plan ....................      11,000      ---       100          ---       246,900           ---        ---       247,000
                                    ----------  -------  --------  -----------  ------------  ------------  ---------  ------------
Balance at July 31, 2002 .........  28,459,800      ---   284,600          ---   160,499,800   (56,051,200)       ---   104,733,200
Net income for the year ended
  July 31, 2003 ..................         ---      ---       ---          ---           ---     3,844,000        ---     3,844,000
Net unrealized loss on available
  for-sale securities, net of
  tax ............................         ---      ---       ---          ---           ---           ---   ($85,000)      (85,000)
                                                                                                                            -------
Comprehensive income .............                                                                                        3,759,000
                                                                                                                          =========
5% stock dividend (fair value on
  date declared)..................   1,423,600      ---    14,300          ---    37,694,900   (37,709,200)       ---           ---
Increase in common stock and
  paid-in capital due to exercise
  of stock options ...............      73,300      ---       700          ---       630,100           ---        ---       630,800
Issuance of stock for employee
  401(k) plan ....................      18,400      ---       200          ---       257,000           ---        ---       257,200
                                    ----------  -------  --------  -----------  ------------  ------------  ---------  ------------
Balance at July 31, 2003 .........  29,975,100      ---   299,800          ---   199,081,800   (89,916,400)   (85,000)  109,380,200
Net loss for the year ended
  July 31, 2004 ..................         ---      ---       ---          ---           ---    (6,231,600)       ---    (6,231,600)
Net unrealized loss on available
  for-sale securities, net of
  tax ............................         ---      ---       ---          ---           ---           ---   (160,900)     (160,900)
                                                                                                                           --------
Comprehensive loss ...............                                                                                       (6,392,500)
                                                                                                                         ==========
Purchase of treasury stock .......         ---  349,900       ---  $(5,668,900)          ---           ---        ---    (5,668,900)
Increase in common stock and
  paid-in capital due to exercise
  of stock options ...............     873,900      ---     8,700          ---     6,556,100           ---        ---     6,564,800
Issuance of stock for employee
  401(k) plan ....................      15,800      ---       100          ---       282,100           ---        ---       282,200
                                    ----------  -------  --------  -----------  ------------  ------------  ---------  ------------
Balance at July 31, 2004 .........  30,864,800  349,900  $308,600  $(5,668,900) $205,920,000  $(96,148,000) $(245,900) $104,165,800
                                    ==========  =======  ========  ===========  ============  ============  =========  ============

                             See accompanying notes

                                ENZO BIOCHEM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                    YEARS ENDED JULY 31, 2004, 2003 AND 2002

                                                                          2004               2003              2002
                                                                          ----               ----              ----
Cash flows from operating activities:
   Net (loss) income ............................................      ($6,231,600)       $3,844,000        $6,922,800
   Adjustments to reconcile net (loss) income to net cash
        (used in) provided by operating activities:
     Depreciation and amortization of property and
        equipment ...............................................        1,076,000         1,058,000           989,900
     Amortization of costs in excess of fair value of net
        tangible assets acquired ................................                                ---           370,700
     Amortization of deferred patent costs ......................        1,285,500           750,000           793,600
     Provision for uncollectible accounts receivable ............       11,986,500         9,345,300        14,188,400
     Deferred income tax provision ..............................       (1,650,700)         (128,100)          720,000
     Issuance of stock for employee 401(k) plan .................          282,200           257,200           247,000
     Tax benefit from stock options exercised ...................              ---               ---            15,000
     Deferred rent ..............................................         (232,600)         (195,400)         (160,300)
     Changes in operating assets and liabilities:
        Accounts receivable before provision for
           uncollectible amounts ................................       (9,514,500)       (6,344,200)       (9,896,900)
        Inventories .............................................          (12,500)          768,400        (2,170,400)
        Prepaid expenses ........................................          400,400          (741,900)         (358,700)
        Income taxes receivable .................................       (3,364,600)        1,426,300        (1,618,400)
        Trade accounts payable and accrued expenses .............          931,900          (374,700)         (527,200)
        Accrued research and development expenses ...............         (228,400)          453,400               ---
        Accrued legal fees ......................................          135,300         1,775,200          (111,000)
        Accrued payroll .........................................         (444,900)          227,100           153,600
                                                                          --------           -------           -------
        Total adjustments .......................................          649,600         8,276,600         2,635,300
                                                                           -------         ---------         ---------
            Net cash (used in) provided by operating activities..       (5,582,000)       12,120,600         9,558,100
                                                                        ----------        ----------         ---------
Cash flows from investing activities:
   Capital expenditures .........................................       (1,303,800)         (956,700)         (620,400)
   Patent costs deferred ........................................         (443,800)         (353,900)         (490,700)
   Purchase of marketable securities ............................       (2,349,000)      (15,293,400)              ---
   Security deposits ............................................            1,400           (14,800)          (14,400)
                                                                             -----           -------           -------
     Net cash used in investing activities ......................       (4,095,200)      (16,618,800)       (1,125,500)
                                                                        ----------       -----------        ----------
Cash flows from financing activities:
   Payment for fractional shares of stock dividend ..............              ---               ---           (96,600)
   Proceeds from the exercise of stock options ..................          895,700           630,800           128,000
   Proceeds from insurance loss .................................           13,000               ---               ---
                                                                            ------        ----------            ------
     Net cash provided by financing activities ..................          908,700           630,800            31,400
                                                                           -------        ----------            ------
Net (decrease) increase in cash and cash equivalents ............       (8,768,500)       (3,867,400)        8,464,000
Cash and cash equivalents at the beginning of the year ..........       63,267,600        67,135,000        58,671,000
                                                                        ----------      ------------        ----------
Cash and cash equivalents at the end of the year ................      $54,499,100       $63,267,600       $67,135,000
                                                                       ===========       ===========       ===========

                             See accompanying notes

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004, 2003 AND 2002

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

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. Cash equivalents consist of short-term debt securities of domestic companies that the Company intends to hold to maturity through October 2004. The market values of these securities, as determined by quoted sources, aggregated $54,449,100 and $63,267,600 at July 31, 2004 and 2003, respectively, and approximated cost at the respective dates.

MARKETABLE SECURITIES

     The Company invests funds that are not required for immediate operating needs both in income bond mutual funds and in a diversified portfolio of debt securities. Management determines the appropriate classification of these marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company classifies its marketable securities as "available for sale" and, accordingly, carries these investments at their aggregate fair values. Unrealized gains or losses, net of tax, on these marketable securities are included as a separate component of stockholders' equity. Realized gains & losses and declines in value judged to be other-than-temporary on the marketable securities are included in investment income. The cost of securities sold is based on the specific identification method.

CONCENTRATION OF CREDIT RISK

     Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities and the net accounts receivable. The Company's cash equivalents and marketable securities are invested in financial instruments with high credit ratings.

     Approximately 89% at July 31, 2004 and 83% at July 31, 2003, of the Company's net accounts receivable relates to its clinical reference laboratory business, which operates in the New York Metropolitan area. The Company believes that the concentration of credit risk with respect to clinical laboratory's accounts receivable is limited due to the diversity of the Company's client base and to the various numbers of insurance carriers and the numerous individual patient accounts. As is standard in the health care industry, substantially all of the Company's clinical laboratory's accounts receivable is with numerous third party insurance carriers and individual patient accounts. However, the Company provides services to certain patients covered by various third-party payors, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during the years ended July 31, 2004, 2003 and 2002 were approximately 19%, 11% and 10%, respectively, of the Company's total revenue. The clinical reference laboratory industry is characterized by a significant amount of uncollectible accounts receivable related to the inability to receive accurate and timely billing information in order to forward it to the third party payors for reimbursement, and the inaccurate information received from the covered individual patients for unreimbursed unpaid amounts. The Company's provision for uncollectible accounts receivable is within historical expectations.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004, 2003 AND 2002

NOTE 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)


     Research product revenue from one major distributor represented approximately 0%, 22% and 23% of the consolidated revenues in fiscal 2004, 2003 and 2002, respectively, under a non-exclusive distribution and supply agreement. Research product revenue from this one major distributor accounted for approximately 0% and 50% of the Company's total research product revenues in fiscal 2004 and 2003, respectively.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, outside processing costs and manufacturing overhead.

PROPERTY AND EQUIPMENT

     Property  and  equipment  is  stated  at  cost,  and   depreciated  on  the
straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the related leases or estimated useful lives of the assets, whichever is shorter.

PATENT COSTS

     The Company capitalizes certain legal costs directly incurred in pursuing patent applications as deferred patent costs under its research and development segment. When such applications result in an issued patent, the related costs are amortized over a ten year period, using the straight-line method. The Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

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

SHIPPING AND HANDLING COSTS

     Research product revenue shipping and handling costs included in selling expense amounted to approximately $384,000, $414,000 and $325,000 for fiscal years ended July 31, 2004, 2003 and 2002, respectively.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004, 2003 AND 2002

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

RECLASSIFICATIONS

     Certain amounts in prior years have been reclassified to conform to current year presentation.

GOODWILL AND OTHER INTANGIBLES

     The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 142 ("SFAS 142"), Goodwill and Other Intangibles. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. All of the Company's goodwill is related to their clinical reference laboratory segment. The Company adopted SFAS No. 142 as of August 1, 2002 and has performed the requisite impairment testing. The Company has performed their annual impairment testing on the first day of the fourth quarter of their fiscal year. Based on this testing, there is no impairment to the goodwill recorded on the accompanying balance sheet.

     SFAS 142 requires the disclosure of net income and earning per share computed on a pro forma basis by reversing the goodwill amortized in the periods presented. Such pro forma disclosures are required in the period of adoption and thereafter until all periods presented reflect goodwill accounted for in accordance with SFAS 142. The goodwill amortized in the year ended July 31, 2002 was $370,700. Therefore, had SFAS 142 been effective prior to August 1, 2002, the Company's net income would have been $7,293,500 for the year ended July 31, 2002. Basic net income per share would have been $.24 for the year ended July 31, 2002. Diluted net income per share would have been $.24 for the year ended July 31, 2002.

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004, 2003 AND 2002

NOTE 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     If the Company determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more of the above indicators of impairment, the Company compares the carrying value of the asset group to the undiscounted cash flows expected to be generated by the group. If the carrying value exceeds the undiscounted cash flows, an impairment charge may be needed. To determine the amount of the impairment charge, the Company compares the carrying value of the applicable asset group to its fair value. If the fair value is less than the carrying value, such amount is recognized as an impairment charge. As of July 31, 2004 the Company has not recorded an impairment charge.

STOCK DIVIDEND

         The Company declared a 5% stock dividend on October 5, 2004 payable November 15, 2004 to shareholders of record as of October 25, 2004. The Company declared a 5% stock dividend on June 10, 2003 payable July 14, 2003 to shareholders of record as of June 30, 2003. The Company declared a 5% stock dividend on January 23, 2002 payable February 27, 2002 to shareholders of record as of February 2, 2003. The per share data has been adjusted retroactively to reflect the stock dividend declared on October 5, 2004. The consolidated balance sheet and consolidated statement of stockholders' equity do not give effect to the dividend declared October 5, 2004. The shares and per share data have been adjusted to retroactively reflect the stock dividends in fiscal 2003 and 2002. The Company recorded a charge to accumulated deficit and a credit to common stock and additional paid-in capital in the amounts of approximately $37,709,000 and $26,988,000 in fiscal 2003 and fiscal 2002, respectively, which reflects the fair value of the dividends on the dates of declaration.

NET (LOSS) INCOME PER SHARE

     The Company applies SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net
(loss) income per share represents net (loss) income divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for 2004 do not include the potential common shares from stock options because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same. The number of potential common shares excluded from the calculation of diluted earnings per share during the year ended July 31, 2004 was 798,349 shares.

     The  following  table sets forth the  computation  of basic and diluted net
(loss) income per share pursuant to SFAS No. 128.

                                                       2004                2003               2002
                                                       ----                ----               ----
Numerator:
Net (loss) income for numerator for basic
    and diluted net income per common share         $(6,231,600)        $3,844,000         $6,922,800
                                                    ===========         ==========         ==========
Denominator:
Denominator for basic net income per
    common share-weighted-average shares             31,700,000         31,399,000         31,359,000

Effect of dilutive  employee and director
    stock options and warrants                              ---            776,000            968,000
                                                     ----------         ----------         ----------
Denominator for diluted net income per
    share-adjusted weighted-average shares           31,700,000         32,175,000         32,327,000
                                                     ==========         ==========         ==========

Basic net (loss) income per share                         $(.20)              $.12               $.22
                                                          =====               ====               ====

Diluted net (loss) income per share                       $(.20)              $.12               $.21
                                                          =====               ====               ====

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004, 2003 AND 2002

NOTE 1 -    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Basic earnings per share have been computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share has been computed using the basic weighted-average shares of common stock issued plus outstanding stock options, in the periods in which such options have a dilutive effect under the treasury stock method.

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

     Pro forma information regarding net (loss) income applicable to common stockholders is required by FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which also requires that the information be determined as if the Company has accounted for its stock options under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the years ended July 31, 2004, 2003, and 2002: no dividend yield, weighted-average expected life of the option of seven years, risk-free interest rate ranges of 3% to 6.88% and a volatility of .74, ..77 and .78 for all grants.

     The Company follows the provisions of FASB Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, method of SFAS No. 123 or the intrinsic value method of APB No.
25. The Company adopted SFAS No. 148 effective January 31, 2004.

     The following table illustrates the effect on net (loss) income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based (loss) compensation:

Year ended July 31,                                     2004               2003               2002
                                                        ----               ----               ----
Reported net (loss) income.....................     ($6,231,600)        $3,844,000         $6,922,800
Stock compensation expense included in net
   income......................................             ---                ---                ---

Pro forma compensation expense.................      (3,239,800)        (3,010,900)        (2,597,800)
                                                     ----------         ----------         ----------

Pro forma net (loss) income....................     ($9,471,400)          $833,100         $4,325,000
                                                    ===========           ========         ==========
Pro forma (loss) earnings per share:
   Basic ......................................           ($.30)              $.03               $.14

   Diluted.....................................           ($.30)              $.03               $.14

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004, 2003 AND 2002

NOTE 2 - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

     In the years ended July 31, 2004, 2003 and 2002, the Company paid cash for income taxes of approximately $219,000, $583,000 and $4,300,000 respectively.

     In fiscal 2004, certain officers exercised 769,290 shares of incentive stock options. The officers surrendered 349,932 of previously owned shares of the Company's common stock to be utilized to exercise the stock options. The Company recorded the 349,932 of surrendered shares as treasury stock of approximately $5.6 million as a non cash transaction.

     In fiscal 2004, the Company purchased the assets of a privately held company for $650,000, of which 350,000 was paid in cash during fiscal 2004 and the remaining $300,000 is to be paid in two $150,000 installments on the 18 and 36 month anniversary date of the acquisition. The $300,000 is a non-cash transaction at July 31, 2004.

NOTE 3 - MARKETABLE SECURITIES

The following is a summary of available for-sale securities at July 31, 2004 and 2003:

                                                                                                    Unrealized Holding
                                                                Fiscal Years Ended July 31,             Gain (Loss)
                                                                                                    Years Ended July 31,

                                                                  2004             2003             2004           2003
                                                                  ----             ----             ----           ----


Income bond mutual fund                                       $15,401,300       $15,154,100       $(132,300)     $(139,300)

Marketable securities
   U.S. Government and agency securities                        1,063,100               ---             ---            ---
   Corporate and other debt securities                            777,100                          (129,400)           ---
                                                              -----------       -----------      ----------     ----------
   (Average of remaining maturity of approximately
    four months at July 31, 2004)                             $17,241,500       $15,154,100       $(261,700)     ($139,300)
                                                              ===========       ===========       =========      =========


There were no realized gains during fiscal 2004 and 2003 on the Company's marketable securities.

The following is a summary of income tax effects relating to other comprehensive income (loss):

                                   Before-Tax Amount     Tax (Expense)       Net-of-Tax
                                   -----------------        or Benefit           Amount
                                                            ----------           ------

Fiscal 2004 unrealized loss ..........     ($261,700)         $100,800        ($160,900)
Fiscal 2003 unrealized loss ..........      (139,300)           54,300          (85,000)
                                            --------            ------          -------
Cumulative balance at July 31, 2004...     ($401,000)         $155,100        ($245,900)
                                           =========          ========        =========

NOTE 4 - INVENTORIES

     At July 31, 2004 and 2003 inventories consist of:

                                                           2004             2003
                                                           ----             ----
        Raw materials........................          $124,900         $167,900
        Work in process......................         2,188,000        2,057,900
        Finished products....................         1,121,400        1,196,000
                                                      ---------        ---------
                                                     $3,434,300       $3,421,800
                                                     ==========       ==========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004, 2003 AND 2002

NOTE 5 - PROPERTY AND EQUIPMENT

     At July 31, 2004 and 2003 property and equipment consist of:

                                                                          2004           2003
                                                                          ----           ----
        Laboratory machinery and equipment.............             $1,901,900     $1,866,700
        Leasehold improvements.........................              2,543,400      2,327,400
        Office furniture and equipment.................              5,650,300      4,896,500
                                                                     ---------      ---------
                                                                    10,095,600      9,090,600
        Accumulated depreciation and amortization......              7,681,000      6,890,800
                                                                     ---------      ---------
                                                                    $2,414,600     $2,199,800
                                                                    ==========     ==========

NOTE 6 - LEASE OBLIGATIONS

     The Company leases its office and laboratory space under several leases that expire between November 30, 2004 and December 2008. Certain officers / directors of the Company own the building that the Company uses as its main facility for laboratories and research and manufacturing. In addition to the minimum annual rentals of space, this lease is subject to an escalation clause. Rent expense under this lease approximated $1,370,000, $1,302,000 and $1,238,000 in fiscal 2004, 2003 and 2002, respectively.

     The Company has various other operating leases for office and laboratory space, which expire through fiscal 2009.

     Total consolidated rent expense incurred by the Company during fiscal 2004, 2003 and 2002 was approximately $1,801,000, $1,742,000 and $1,710,000 respectively. Minimum annual rentals under operating lease commitments for fiscal years ending July 31 are as follows:


                                    2005             $705,000
                                    2006             $288,000
                                    2007             $210,000
                                    2008             $169,000
                                    2009              $21,000
                                                      -------
                                                   $1,393,000
                                                   ==========


NOTE 7 - LITIGATION

PATENT INFRINGEMENT

In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. On January 26, 2001, the court granted the defendants' motion for summary judgment that the Company's patent is invalid. On July 15, 2002, the Court of Appeals for the Federal Circuit reversed the judgment of invalidity and remanded the case to the district court for further proceedings. In March 2003, settlements were reached with bioMerieux and Chugai; the settlements did not have a material monetary impact on the Company. In July 2004, the district court again granted another motion by the remaining defendants (Gen-Probe and Becton Dickinson) that all claims of the Company's patent are invalid. The Company has filed an appeal of that judgment. There can be no assurance that the Company will be successful in the on-going proceedings. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004, 2003 AND 2002

NOTE 7 - LITIGATION (CON'T)

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

In March 2002, Enzo Life Sciences, a subsidiary of the Company, filed suit in the United States District Court for the District of Delaware against Digene Corp., charging it with infringing the Company's U.S. Patent No. 6,221,581 B1, which concerns a novel process for detecting nucleic acids of interest. On May 31, 2002, Digene filed counterclaims in that suit against Enzo Life Sciences and the Company, including business tort counterclaims relating to the `581 patent. On October 13, 2004, the Company, its wholly owned subsidiary Enzo Life Sciences, Inc. ("Enzo Life Sciences") and Digene Corporation ("Digene") entered into a Settlement and License Agreement (the "Agreement") and a Joint Stipulation and Order of Dismissal with Prejudice (the "Stipulation"). The Agreement provides for (i) the full and final settlement of the Litigation and
(ii) the grant to Digene of a non-exclusive, worldwide, royalty-bearing license with respect to such `581 Patent and the remaining patents in the '581 patents global family. The '581 patent is set to expire on April 24, 2018. Pursuant to the Agreement Digene is irrevocably required to pay Enzo Life Sciences an aggregate of $30.5 million of which Life Sciences received U.S. $16 million (the "First Payment") from Digene on October 14, 2004. In addition, Digene has irrevocable agreed to pay to Enzo U.S. $16.5 million (subject to the $2 million credit discussed below) ("Additional Irrevocable Payments"); $2.5 million of which shall be paid by November 14, 2005 and $3.5 million per year by November 14 of each of 2006, 2007, 2008 and 2009. Digene will pay to Enzo Life Sciences Running Royalties on Net Sales of Licensed Products. Each Additional Irrevocable Payment is fully creditable by Digene against the Running Royalties that are due under the Agreement. Digene at its discretion may credit $2 million of the First Payment against either the payment required to be paid by Digene by November 14, 2005 or the Running Royalties due Enzo Life Sciences under the Agreement. The Stipulation which will be filed with the Court by October 15, 2004 dismisses with prejudice all claims, counterclaims and defenses brought or raised by any party to the Litigation.

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants' breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants' infringement of patents covering the same. In April, 2003, the Court directed that individual complaints be filed separately against each defendant. A number of the defendants have answered the individual complaints and asserted a variety of affirmative defenses and counterclaims. Fact discovery is currently scheduled to close on May 6, 2005. The Court will conduct a claim construction hearing on June 28, 2005. There can be no assurance that the Company will be successful in this litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004, 2003 AND 2002

NOTE 7 - LITIGATION (CON'T)

On October 28, 2003, the Company and Enzo Life Sciences, Inc., a subsidiary of the Company, filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc. The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company's proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company's products, and that Affymetrix improperly induced collaborators and customers to use the Company's products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix's unauthorized use, development, manufacture, sale, distribution and transfer of the Company's products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company's products in violation of the terms of the agreement and the Company's rights. Subsequent to the filing of the Complaint against Affymetrix, Inc. referenced above, on or about November 10, 2003, Affymetrix, Inc. filed its own complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties' agreement, that it has not infringed certain of Enzo's Patents, and that certain of Enzo's patents are invalid. The Affymetrix complaint also seeks damages for alleged breach of the parties' agreement, unfair competition, and tortuous interference, as well as certain injunction relief to prevent alleged unfair competition and tortuous interference. The Company does not believe that the complaint has any merit and intends to defend vigorously. Affymetrix also moved to transfer venue of Enzo's action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix's subsequently filed action. On January 30, 2004, Affymetrix's motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Pleadings have not been completed and discovery has not commenced.

On June 2, 2004 Roche Diagnostic GmbH and Roche Molecular Systems, Inc. (collectively "Roche") filed suit in the U.S. District Court of the Southern District of New York against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively "Enzo"). The complaint was filed after Enzo rejected Roche's latest cash offer to settle Enzo's claims for, INTER ALIA, alleged breach of contract and misappropriation of Enzo's assets. The complaint seeks declaratory judgment (i) of patent invalidity with respect to Enzo's 4,994,373 patent, (ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the "1994 Agreement"), (iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and
(iv) that Enzo's claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition, the suit claims tortious interference and unfair competition. The Company does not believe that the complaint has merit and intends to vigorously respond to such action with appropriate affirmative defenses and counterclaims.

On June 7, 2004, the Company and its wholly-owned subsidiary, Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. The complaint alleges infringement of six patents (relating to DNA sequencing systems, labelled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. Accordingly, Yale is also a plaintiff in the lawsuit. Yale and Enzo are aligned in protecting the validity and enforceability of the patents. Enzo Life Sciences is the owner of the remaining two patents. The complaint seeks permanent injunction and damages (including treble damages for wilful infringement). Defendants answered the complaint on July 29, 2004. The answer pleads affirmative defences of invalidity, estoppel and laches and asserts counterclaims of non-infringement and invalidity. A trial date has not been set. Discovery commences on September 15, 2004. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004, 2003 AND 2002

NOTE 8 - INCOME TAXES

     The Company accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes".

                                                2004             2003             2002
                                                ----             ----             ----
Current
   Federal ............................     ($3,288,000)      $1,828,000       $2,211,600
   State and local ....................         191,500          181,400          485,500
Deferred ..............................      (1,751,600)        (128,100)         720,000
                                            -----------        ---------          -------

(Benefit) provision for income taxes...     $(4,848,100)      $1,881,300       $3,417,100
                                           ============       ==========       ==========


     Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred income taxes are as follows:

                                                              2004              2003
                                                              ----              ----
Current deferred tax assets:
   Provision for uncollectible accounts receivable...      $1,072,500         $837,100
   State and local taxes carry forward losses .......         720,900              ---
   Other ............................................         181,400          176,700
                                                              -------          -------
      Current deferred tax assets ...................       1,974,800        1,013,800

Non current deferred tax liability:
   Deferred patent costs ............................        (906,800)      (1,234,800)

Non current deferred tax asset:
   Depreciation .....................................         462,000              ---
                                                              -------          -------
   Non current deferred tax liability, net ..........        (444,800)      (1,234,800)
                                                             --------       ----------
Net deferred tax asset (liability) ..................      $1,530,600        ($221,000)
                                                           ==========       ==========


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

     The provisions for income taxes were at rates different from U.S. federal statutory rates for the following reasons:

                                                                          2004       2003      2002
                                                                          ----       ----      ----
Federal statutory rate ..............................................     (34%)      34%       34%
Expenses not deductible for income
   tax return purposes ..............................................       3%        2%        2%
State income taxes, net (benefit) of federal tax deduction ..........      (4%)       3%        5%
Benefit of foreign sales ............................................      (2%)      (4%)      (4%)
Fixed asset basis difference.........................................      (8%)      ---       ---
Benefit of tax credits ..............................................      ---       ---       (4%)
Other ...............................................................       1%       (2%)      ---
                                                                           ---       ---       ---
                                                                          (44%)      33%       33%
                                                                           ===       ===       ===

NOTE 9 - STOCKHOLDERS' EQUITY

TREASURY STOCK

     In fiscal 2004, certain officers exercised 769,290 shares of incentive stock options. The officers surrendered 349,932 of previously owned shares of the Company's common stock to be utilized to exercise the stock options. The Company recorded the 349,932 of surrendered shares as treasury stock of approximately $5.6 million as a non cash transaction.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004, 2003 AND 2002

NOTE 9 - STOCKHOLDERS' EQUITY (CON'T)

INCENTIVE STOCK OPTION PLAN

The Company has incentive stock option plans ("1993 plan" and "1994 plan") under which the Company may grant options for up to 2,110,650 shares (1993 plan) and up to 1,336,745 shares (1994 plan) of common stock. No additional options may be granted under the 1993 plan or the 1994 plan. In fiscal 1999, the Company set up a new incentive stock options plan ("1999 plan") under which the Company may grant up to 2,202,244 shares of common stock. The exercise price of options granted under such plans is equal to or greater than fair market value of the common stock on the date of grant. The options granted pursuant to the plans may be either incentive stock options or no statutory options. To date, the Company has only granted incentive stock options under these plans.

A summary of the information pursuant to the Company's stock option plan for the years ended July 31, 2004, 2003 and 2002 under SFAS No. 123 is as follows:

                                     2004                            2003                              2002
                        -----------------------------    -----------------------------    ------------------------------
                                         Weighted-                        Weighted-                         Weighted-
                                          Average                          Average                           Average
                        Options        Exercise Price    Options        Exercise Price    Options         Exercise Price
                        -------        --------------    -------        --------------    -------         --------------

Outstanding at
beginning of
year                   3,397,087             $9.88      2,841,401             $9.38      2,864,595             $8.85
   Granted               428,925            $17.02        661,225            $11.76         26,046            $20.20
   Exercised            (917,539)            $7.16        (79,838)            $6.85        (17,630)            $7.33
   Terminated            (51,672)           $10.13        (25,701)           $12.51        (31,611)           $10.69
                       ---------                        ---------                        ---------

Outstanding at
end of year            2,856,801            $11.86      3,397,087             $9.88      2,841,401             $9.38
                       =========                        =========                        =========

Exercisable at
end of year            1,770,492            $10.54      2,490,003             $8.98      2,297,908             $8.81
                       =========                        =========                        =========

Weighted average
fair value of
options granted
during year                                 $12.40                            $8.49                           $14.18
                                            ======                            =====                           ======

     The following table summarizes information for stock options outstanding at July 31, 2004:

                                                       Options Outstanding                             Options Exercisable
                                         -----------------------------------------------           ---------------------------
                                                     Weighted-Average
         Range of Exercise                                  Remaining     Weighted-average                    Weighted-average
                    Prices            Shares         Contractual Life       Exercise Price         Shares       Exercise Price
                    ------            ------         ----------------       --------------         ------       --------------

                $5.42-8.08           390,660               3.32 years                $6.00        390,660                $6.00
               $8.32-12.25         1,741,557               5.52 years               $11.09      1,168,734               $11.08
              $12.93-14.36           644,708               1.98 years               $15.92        135,563               $15.92
              $20.20-24.42            61,643               7.00 years               $21.42         57,302               $21.42
                    $36.05            18,232               5.45 years               $36.05         18,232               $36.05
                                      ------                                                       ------
                                   2,856,801                                                    1,770,492
                                   =========                                                    =========

     Incentive stock options generally become exercisable at 25% per year after one year and expire ten years after the date of grant.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004, 2003 AND 2002

NOTE 9 - STOCKHOLDERS' EQUITY (CON'T)

RESTRICTED STOCK INCENTIVE PLAN

     The Company has a restricted stock incentive plan whereby the Company may award up to 281,420 shares of its common stock. Under the terms of the plan, any shares issued are restricted in regard to sales and transfers for a period of five years after award. Such restrictions begin to expire at 25% per year after the second year of ownership. As of July 31, 2004, the Company has not awarded any shares of common stock under this plan.

                                   **********

As of July 31, 2004, the Company has reserved 3,640,359 shares under the arrangements described above.

NOTE 10 - COMMITMENTS

     The Company has an exclusive licensing agreement to an invention covered by licensed patents. Under this agreement, the Company is required to make certain minimum royalty payments of $200,000 per year through the life of the patents.

NOTE 11 - ACQUISITIONS

     In fiscal 2004, the Company purchased the assets of a privately held company for $650,000, of which $350,000 was paid in cash during fiscal 2004 and the remaining $300,000 is to be paid in two $150,000 installments on the 18 and 36 month anniversary date of the acquisition. The Company has allocated the entire purchase price to patents as of July 31, 2004.

NOTE 12 - EMPLOYEE BENEFIT PLAN

     The Company has a qualified Salary Reduction Profit Sharing Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2004, 2003 and 2002, the Company has authorized employer contributions of 50% of the employees' contribution up to 10% of the employees' compensation in Enzo Biochem, Inc. common stock. The 401(k) employer contributions expense was $282,300, $257,200, and $247,000 in fiscal years 2004, 2003 and 2002, respectively.

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table contains statement of operations information for each quarter of fiscal 2004 and 2003. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004, 2003 AND 2002

     Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2004 and 2003 is summarized as follows:

                                                                          Three Months Ended
                                                                          ------------------
                                     October 31, 2003         January 31, 2004           April 30, 2004            July 31, 2004
                                     ----------------         ----------------           --------------            -------------

Revenues                                      $10,273                  $11,028                  $11,765                   $8,578

Gross profit                                    7,567                    8,099                    8,705                    4,167

Loss before benefit for taxes
on income                                       ($816)                 ($2,755)                   ($891)                 ($6,618)
                                                =====                  =======                    =====                  =======

Net loss                                        ($323)                 ($1,455)                   ($460)                 ($3,994)
                                                =====                  =======                    =====                  =======

Basic loss per common share                     ($.01)                  ($0.05)                  ($0.02)                  ($0.12)
                                                =====                   ======                   ======                   ======

Diluted loss per common share                   ($.01)                  ($0.05)                  ($0.02)                  ($0.12)
                                                =====                   ======                   ======                   ======

                                                                          Three Months Ended
                                                                          ------------------
                                     October 31, 2002         January 31, 2003           April 30, 2003            July 31, 2003
                                     ----------------         ----------------           --------------            -------------

Revenues                                      $17,356                  $13,112                  $11,640                  $10,659

Gross profit                                   13,966                   10,340                    8,923                    6,556

Income (loss) before provision
for taxes on income                             6,047                    2,370                    2,022                   (4,714)

Net income (loss)                              $3,688                   $1,446                   $1,233                  ($2,523)
                                               ======                   ======                   ======                  =======

Basic income (loss) per common
share                                            $.12                     $.04                     $.04                    ($.08)
                                                 ====                     ====                     ====                    =====

Diluted income (loss) per common
share                                            $.12                     $.04                     $.04                    ($.08)
                                                 ====                     ====                     ====                    =====

NOTE 14 - SUBSEQUENT EVENT

On October 13, 2004, the Company, its wholly owned subsidiary Enzo Life Sciences, Inc. ("Enzo Life Sciences") and Digene Corporation ("Digene") entered into a Settlement and License Agreement (the "Agreement") and a Joint Stipulation and Order of Dismissal with Prejudice (the "Stipulation"). The Agreement provides for (i) the full and final settlement of the litigation involving Life Sciences' U.S. Patent No. 6,221,581 (the "581 Patent") which is the subject matter of a lawsuit in the U.S. District Court for the District of Delaware, in a case entitled ENZO LIFE SCIENCES V. DIGENE CORP. (the "Litigation") and (ii) the grant to Digene of a non-exclusive, worldwide, royalty-bearing license with respect to such `581 Patent and the remaining patents in the '581 patents global family. The '581 patent is set to expire on April 24, 2018. Pursuant to the Agreement Digene is irrevocably required to pay Enzo Life Sciences and aggregate of $30.5 million of which Life Sciences received U.S. $16 million (the "First Payment") from Digene on October 13, 2004. In addition, Digene has irrevocable agreed to pay to Enzo U.S. $16.5 million (subject to the $2 million credit discussed below) ("Additional Irrevocable Payments"); $2.5 million of which shall be paid by November 14, 2005 and $3.5 million per year by November 14 of each of 2006, 2007, 2008 and 2009. Digene will pay to Enzo Life Sciences Running Royalties on Net Sales of Licensed Products. Each Additional Irrevocable Payment is fully creditable by Digene against the Running Royalties that are due under the Agreement. Digene at its discretion may credit $2 million of the First Payment against either the payment required to be paid by Digene by November 14, 2005 or the Running Royalties due Enzo Life Sciences under the Agreement. The Stipulation which will be filed with the Court by October 14, 2004 dismisses with prejudice all claims, counterclaims and defenses brought or raised by any party to the Litigation.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JULY 31, 2004, 2003 AND 2002

Note 15--Segment Reporting

     The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. The chief operating decision maker, or decision-making group, in making decision how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation.

     The Company has two reportable segments: research and development and clinical reference laboratories. The Company's research and development segment conducts research and development activities as well as selling products derived from these activities. The clinical reference laboratories provide diagnostic services to the health care community. The Company evaluates performance based on (loss) income before (benefit) provision for taxes on income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from income before provision for taxes on income and reported as other consist of corporate general and administrative costs that are not allocable to the two reportable segments. Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below.

     The  following   financial   information  (in  thousands)   represents  the
reportable segments of the Company:

                                                                      RESEARCH AND DEVELOPMENT      CLINICAL REFERENCE LABORATORIES
                                                                     --------------------------     -------------------------------
                                                                     FISCAL YEAR ENDED JULY 31,       FISCAL YEAR ENDED JULY 31,
                                                                     --------------------------       --------------------------
                                                                     2004       2003       2002       2004        2003       2002
                                                                     ----       ----       ----       ----        ----       ----
Operating revenues:
Research product revenues .....................................    $12,972     $23,253    $25,963        ---         ---        ---
Clinical laboratory services ..................................                    ---        ---    $28,672     $29,514    $28,052

Cost and expenses:
Cost of research product revenues .............................      2,518       3,389      1,837        ---         ---        ---
Cost of clinical laboratory services ..........................                    ---        ---     10,586       9,593     10,110
Research and development expense ..............................      8,078       8,311      6,179        ---         ---        ---
Depreciation and amortization .................................      1,414         881        923        902         893      1,231
Provision for uncollectible accounts ..........................      1,753         616        ---     10,234       8,729     14,188
Other costs and expenses ......................................        508         609        420      8,429       7,294      6,279
Interest income ...............................................        ---         ---        ---        ---         ---        ---
                                                                     -----       -----      -----      -----       -----      -----
(Loss) income before (benefit) provision for income
   Taxes on income ............................................    $(1,299)     $9,447    $16,604    $(1,479)     $3,005    $(3,756)
                                                                   ========     ======    =======    ========     ======    ========

                                                                               OTHER                           CONSOLIDATED
                                                                   ----------------------------        --------------------------
                                                                    FISCAL YEAR ENDED JULY 31,         FISCAL YEAR ENDED JULY 31,
                                                                   ----------------------------        --------------------------
                                                                   2004        2003        2002        2004        2003      2002
                                                                   ----        ----        ----        ----        ----      ----
Operating revenues:
Research product revenues ...................................        ---         ---         ---     $12,972     $23,253    $25,963
Clinical laboratory services ................................        ---         ---         ---      28,672      29,514     28,052

Cost and expenses:
Cost of research product revenues ...........................        ---         ---         ---       2,518       3,389      1,837
Cost of clinical laboratory services ........................        ---         ---         ---      10,586       9,593     10,110
Research and development expense ............................        ---         ---         ---       8,078       8,311      6,179
Depreciation and amortization ...............................        $45         $34         ---       2,361       1,808      2,154
Provision for uncollectible accounts ........................        ---         ---         ---      11,987       9,345     14,188
Other costs and expenses ....................................      9,409       8,048      $3,858      18,346      15,951     10,557
Interest income .............................................      1,152       1,355       1,350       1,152       1,355      1,350
                                                                   -----       -----       -----       -----       -----      -----
(Loss) income before (benefit) provision for income
   Taxes on income ..........................................    $(8,302)    ($6,727)    ($2,508)   $(11,080)     $5,725    $10,340
                                                                 ========    ========    ========   =========     ======    =======



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

                                      2004      2003      2002
                                      ----      ----      ----

     United States ..............    $8,029   $19,492   $21,431
     Foreign Countries...........     4,943     3,761     4,532
                                      -----     -----     -----
                                    $12,972   $23,253   $25,963
                                    =======   =======   =======

                                ENZO BIOCHEM, INC
                             SCHEDULE II - VALUATION
                             AND QUALIFYING ACCOUNTS
                    Years ended July 31, 2004, 2003 and 2002

                                                              Additions
                                                              ---------

                                               Balance at                 Charged      Charged
                                                Beginning     (credited) to costs     to other     (Additions)           Balance at
Description                                     of period            and expenses     accounts      Deductions        end of period
-----------                                     ---------            ------------     --------      ----------        -------------

2004
----
Allowance for doubtful accounts receivable     $4,900,000             $11,986,500          ---     $11,383,500 (1)       $5,503,000

2003
----
Allowance for doubtful accounts receivable     $4,445,000              $9,345,000          ---      $8,890,000 (1)       $4,900,000

2002
----
Allowance for doubtful accounts receivable     $6,526,000             $14,188,000          ---     $16,269,000 (1)       $4,445,000




(1) Write-off of uncollectible accounts receivable.