Form 10-Q
period 2004-10-31
ENZO BIOCHEM INC
filed 2004-12-10
CIK 316253

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    --------------
                                Commission File Number 1-9974

                               ENZO BIOCHEM, INC._
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

(631-755-5500)
------------------------------
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

                                    X  Yes   No
                                   ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 125-2).

                                    X  Yes   No
                                   ---

As of November 26, 2004 the Registrant had 32,418,900 shares of Common Stock Outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                October 31, 2004

                                      INDEX
                                      -----

                                                                                   PAGE
                                                                                  NUMBER
                                                                                  ------
PART  I - FINANCIAL INFORMATION
-------
Item 1.  Financial Statements

         Consolidated Balance Sheet - October 31, 2004 (unaudited)
            and July 31, 2004 (audited)                                              3

         Consolidated Statement of Operations
            For the three months ended October 31, 2004 and 2003 (unaudited)         4

         Consolidated Statement of Cash Flows
            For the three months ended October 31, 2004 and 2003 (unaudited)         5

         Notes to Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                              10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 14

Item 4.  Controls and Procedures                                                    14

Part II - Other Information

Item 1.  Legal Proceedings                                                          15

Item 6.  Exhibits                                                                   16

                                ENZO BIOCHEM, INC
                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET

                                                                             October 31,     July 31,
                                                                                    2004         2004

                                                                             (unaudited)    (audited)
                                                                             ------------------------
                                                                                  (In Thousands)

                                    ASSETS
Current assets:
   Cash and cash equivalents ...............................................    $68,619     $54,499
   Marketable securities ...................................................     18,296      17,242
   Accounts receivable, less allowance for doubtful accounts ...............     13,976      14,794
   Income tax receivable ...................................................      3,374       3,907
   Inventories .............................................................      3,308       3,434
   Prepaid expenses ........................................................      1,620       1,833
   Deferred taxes ..........................................................      1,316       1,975
                                                                               --------    --------
Total current assets .......................................................    110,509      97,684
Property and equipment, at cost less accumulated depreciation
    and amortization .......................................................      2,454       2,414
Goodwill ...................................................................      7,452       7,452
Deferred patent costs, less accumulated amortization .......................      2,316       2,624
Other ......................................................................        163         160
                                                                               --------    --------
                                                                               $122,894    $110,334
                                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable ..................................................     $1,195      $2,092
   Deferred revenue ........................................................      2,000          --
   Accrued legal fees ......................................................      1,665       2,051
   Other accrued expenses ..................................................      1,012         711
   Accrued research and development expenses ...............................        110         225
   Income taxes payable ....................................................      4,430          --
   Accrued payroll .........................................................        521         258
   Deferred rent ...........................................................         26          87
                                                                               --------    --------
Total current liabilities ..................................................     10,959       5,424

Deferred taxes .............................................................        402         444
Long term payable ..........................................................        300         300
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding
   Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 32,418,900 at October 31, 2004 and 30,864,400
       at July 31, 2004 ....................................................        324         309
   Additional paid-in capital ..............................................    229,932     205,920
   Less treasury stock at cost, 367,400 shares .............................     (5,669)     (5,669)
   Accumulated deficit .....................................................   (113,090)    (96,148)
   Accumulated other comprehensive loss ....................................       (264)       (246)
                                                                               --------    --------
Total stockholders' equity .................................................    111,233     104,166
                                                                               --------    --------
                                                                               $122,894    $110,334
                                                                               ========    ========

                               ENZO BIOCHEM, INC.

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                         Three Months Ended October 31,
                                                                  2004              2003
                                                     ----------------------------------
                                                    (In thousands, expect per share data)
Revenues:
   Research product revenues ...........................        $2,456           $2,760
   Clinical laboratory services ........................         7,845            7,513
                                                              --------         --------
                                                                10,301           10,273
Costs and expenses and other income:
   Cost of research product revenues ...................           575              501
   Cost of clinical laboratory services ................         2,914            2,322
   Research and development expense ....................         2,212            1,932
   Selling expense .....................................         1,509              902
   General and administrative expense ..................         2,628            2,390
   Provision for uncollectible accounts receivable .....         1,477            2,372
   Legal expense .......................................         1,143              956
   Interest income .....................................          (330)            (286)
   Gain on patent litigation settlement ................       (14,000)              --
                                                              --------         --------
                                                                (1,872)          11,089
                                                              --------         --------
Income (loss) before (provision) benefit for taxes on ..
   income ..............................................        12,173             (816)
(Provision) benefit for taxes on income ................        (5,152)             493
                                                              --------         --------

Net income (loss) ......................................        $7,021            $(323)
                                                              ========         ========

Net income (loss) per common share:
   Basic ...............................................          $.22            ($.01)
                                                              ========         ========
   Diluted .............................................          $.21            ($.01)
                                                              ========         ========

Denominator for per share calculation:
   Basic ...............................................        32,416           31,507
                                                              ========         ========
   Diluted .............................................        32,907           31,507
                                                              ========         ========

                                ENZO BIOCHEM, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Three Months Ended October 31,
                                                                     2004           2003
                                                           -----------------------------
                                                               (In Thousands)
Cash flows from operating activities:
   Net income (loss) ..........................................    $7,021          $(323)
   Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
     Depreciation and amortization of property and
        equipment .............................................       260            253
     Amortization of deferred patent costs ....................       330            214
     Provision for uncollectible accounts receivable ..........     1,477          2,372
     Deferred tax .............................................       643           (321)
     Deferred rent ............................................       (61)           (58)

     Changes in operating assets and liabilities:
        Accounts receivable before provision for
           uncollectible amounts ..............................      (659)        (1,749)
        Inventories ...........................................       126            100
        Income taxes receivable ...............................       533            ---
        Prepaid expenses ......................................       213            226
        Prepaid taxes .........................................       (66)          (268)
        Trade accounts payable and other accrued expenses......      (596)           660
        Income taxes payable ..................................     4,496            ---
        Accrued research and development expenses .............      (115)          (453)
        Deferred revenue ......................................     2,000            ---
        Accrued legal fees ....................................      (386)          (234)
        Accrued payroll .......................................       262            (82)
                                                                 --------       --------
        Total adjustments .....................................     8,457            660
                                                                 --------       --------

               Net cash provided by operating activities           15,478            337
                                                                 --------       --------

Cash flows from investing activities:
   Capital expenditures .......................................      (300)          (295)
   Patent costs deferred ......................................       (21)           (43)
   Purchase of marketable securities ..........................    (1,098)           (96)
   Security deposits ..........................................        (4)            (4)
                                                                 --------       --------
     Net cash used in investing activities ....................    (1,423)          (438)
                                                                                --------
Cash flows from financing activities:
   Proceeds from the exercise of stock options ................        65            279
                                                                 --------       --------
     Net cash provided by financing activities ................        65            279
                                                                 --------       --------

Net increase in cash and cash equivalents .....................    14,120            178
Cash and cash equivalents at the beginning of the period ......    54,499         63,268
                                                                 --------       --------
Cash and cash equivalents at the end of the period ............   $68,619        $63,446
                                                                 ========       ========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2004 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended October 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2005.

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)


The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the periods ended October 31, 2004 and 2003:

                                                         Three Months Ended October 31,
                                                               2004            2003
                                                               --------------------
                                                       (In thousands, except for share data)
Net income (loss), as reported                                $7,021          $(323)
Deduct: Total stock-based employee  compensation expense
determined under fair value based method for all awards        (981)           (814)
                                                               -----           -----

Pro forma net income (loss)                                   $6,040        $(1,137)
                                                              ======        ========

Earnings (loss) per share:
   Basic - as reported                                          $.22          $(.01)
   Basic - pro forma                                             .19           (.04)

   Diluted - as reported                                        $.21          $(.01)
   Diluted - pro forma                                           .18           (.04)

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". The following table sets forth the computation of basic and diluted earnings per share pursuant to SFAS 128.

                                                         Three Months Ended October 31,
                                                               2004            2003
                                                               --------------------
                                                       (In thousands, except for share data)

Numerator:
   Net income (loss) for numerator for basic and
   diluted earnings per common share                          $7,021          $(323)

Denominator:
   Denominator for basic earnings per common
   equivalent share during the period                         32,416         31,507

Effect of dilutive securities
   Employee and director stock options and warrants              491            ---
                                                                 ---            ---

Denominator for diluted earnings (loss) per common
   equivalent share and assumed conversions                   32,907         31,507
                                                              ======         ======

Basic earnings (loss) per share                                 $.22         $.(01)
                                                                ====         ======

Diluted earnings (loss) per share                               $.21         $(.01)
                                                                ====         ======

The following table summarized, for each period presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                                          Three Months Ended October 31,
                                                               2004            2003
                                                               --------------------
                                                                 (In thousands)

Employee and director stock options and warrants                 ---             374

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2004
                                   (Unaudited)

The Company declared a 5% stock dividend on October 5, 2004 payable November 15, 2004 to shareholders of record as of October 25, 2004. The shares and per share data have been adjusted to retroactively reflect this stock dividend for all periods presented. As of October 31, 2004 the Company recorded a charge to accumulated deficit and a credit to common stock and additional paid-in-capital in the amount of $24.0 million which reflects the fair value of the dividend on the date of declaration.

Inventories

Inventories consist of the following as of:

                                        OCTOBER 31, 2004      JULY 31, 2004
                                        -----------------------------------
                                                       (In thousands)

                 Raw Materials                       $85               $125
                 Work in process                   2,261              2,188
                 Finished products                   962              1,121
                                                  ------             ------
                                                  $3,308             $3,434
                                                  ======             ======

NOTE 2. GAIN ON PATENT LITIGATION SETTLEMENT

         On October 14, 2004, the Company finalized and executed a settlement and license agreement with Digene Corporation to settle its patent litigation lawsuit. Under the terms of the agreement, the Company received an initial payment of $16.0 million, of which $2.0 million could be used to offset royalty income payments based upon net sales of licensed products covered by the agreement during the first year. The Company will receive in the first annual period (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million inclusive of the $2 million discussed above and at least a minimum royalty of $3.5 for each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties will be fully creditable against the minimum royalty payments due in the first five years of the agreement. No royalties have been recorded in the quarter ended October 31, 2004, since the Company records royalty income as it is earned based on Digene's net sales as reported by Digene to the Company. The balance, if any, of the minimum royalty payment will be recognized in the final quarter of the applicable annual royalty period. As a result of this settlement agreement with Digene, the Company recorded a gain on patent litigation settlement of $14.0 million in the three months ended October 31, 2004. See Legal Proceedings.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2004
                                   (Unaudited)

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

The following financial information (in thousands) represents the reportable segments of the Company:

                                                  RESEARCH AND DEVELOPMENT     CLINICAL REFERENCE LABORATORIES
                                                  ------------------------     -------------------------------
                                               THREE MONTHS ENDED OCTOBER 31,   THREE MONTHS ENDED OCTOBER 31,
                                               ------------------------------   ------------------------------
                                                  2004           2003              2004            2003
                                                  ----           ----              ----            ----

Operating revenues:
Research product revenues ..................     $2,456          $2,760                              ---
Clinical laboratory services ...............                        ---           $7,845          $7,513

Cost and expenses:
Cost of research product revenues ..........        575             501                              ---
Cost of clinical laboratory services .......                        ---            2,914           2,322
Research and development expense ...........      2,212           1,932                              ---
Provision for uncollectible accounts .......                        ---            1,477           2,372
Other costs and expenses ...................        634             398            2,808           2,155
Gain on patent litigation settlement .......   (14,000)
Interest income ............................        ---             ---              ---             ---
                                                    ---             ---              ---             ---

Income (loss) before (provision) benefit for
   income taxes on income ..................    $13,035           $(71)             $646            $664
                                                =======           =====             ====            ====
                                                             OTHER                         CONSOLIDATED
                                                             -----                         ------------
                                                 THREE MONTHS ENDED OCTOBER 31,   THREE MONTHS ENDED OCTOBER 31,
                                                 ------------------------------   ------------------------------
                                                      2004          2003              2004           2003
                                                      ----          ----              ----           ----
Operating revenues:
Research product revenues ..................                         ---            $2,456          $2,760
Clinical laboratory services ...............                         ---             7,845           7,513

Cost and expenses:
Cost of research product revenues ..........                         ---               575             501
Cost of clinical laboratory services .......                         ---             2,914           2,322
Research and development expense ...........                         ---             2,212           1,932
Provision for uncollectible accounts .......                         ---             1,477           2,372
Other costs and expenses ...................         1,838        $1,695             5,280           4,248
Gain on patent litigation settlement .......                                      (14,000)
Interest income ............................         (330)         (286)             (330)           (286)
                                                     -----         -----             -----           -----

Income (loss) before (provision) benefit for
   income taxes on income ..................      ($1,508)      $(1,409)           $12,173          $(816)
                                                  ========      ========           =======          ======

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

         The Company's source of revenue has been from the direct sales of research products of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements with other companies. Another source of revenue has been from the clinical laboratory service market. Clinical laboratory services are provided to patients covered by various third party insurance programs, including Medicare and self payors for the services provided. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year. For the three months ended October 31, 2004 and 2003, respectively, approximately 24% and 27% of the Company's operating revenues were derived from research product sales and approximately 76% and 73% were derived from clinical laboratory services.

Liquidity and Capital Resources

         At October 31, 2004, our cash and cash equivalents and marketable securities totaled $86.9 million, an increase of $15.2 million from July 31, 2004. We had working capital of $99.6 million at October 31, 2004 compared to $92.3 million at July 31, 2004.

         Net cash provided by operating activities for the period ended October 31, 2004 was approximately $15.5 million as compared to net cash provided by operating activities of $.4 million for the period ended October 31, 2003. The increase in net cash provided by operating activities was primarily due to the increase in net income in the 2005 period as compared to the net loss in the 2004 period as a result of the above mentioned settlement agreement with Digene Corporation.

         On October 14, 2004, the Company finalized and executed a settlement and license agreement with Digene Corporation to settle its patent litigation lawsuit. Under the terms of the agreement, the Company received an initial payment of $16.0 million, of which $2.0 million could be used to offset royalty income payments based upon net sales of licensed products covered by the agreement during the first year. The Company will receive in the first annual period (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million inclusive of the $2 million discussed above and at least a minimum royalty of $3.5 for each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties will be fully creditable against the minimum royalty payments due in the first five years of the agreement. No royalties have been recorded in the quarter ended October 31, 2004, since the Company records royalty income as it is earned based on Digene's net sales as reported by Digene to the Company. The balance, if any, of the minimum royalty payment will be recognized in the final quarter of the applicable annual royalty period. As a result of this settlement agreement with Digene, the Company recorded a gain on patent litigation settlement of $14.0 million in the three months ended October 31, 2004. See Legal Proceedings.

         Net cash used in investing activities increased approximately $1.0 million from the 2004 period, primarily as a result of an increase investment in short term securities.

         Net cash provided by financing activities decreased by $.2 million from the 2004 period primarily as a result of the decrease in proceeds from the exercise of stock options.

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

Results of Operations

THREE MONTHS ENDED OCTOBER 31, 2004 COMPARED WITH THREE MONTHS ENDED OCTOBER 31, 2003

On October 14, 2004, the Company finalized and executed a settlement and license agreement with Digene Corporation to settle its patent litigation lawsuit. Under the terms of the agreement, the Company received an initial payment of $16.0 million, of which $2.0 million could be used to offset royalty income payments based upon net sales of licensed products covered by the agreement during the first year. The Company will receive in the first annual period (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million inclusive of the $2 million discussed above and at least a minimum royalty of $3.5 for each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties will be fully creditable against the minimum royalty payments due in the first five years of the agreement. No royalties have been recorded in the quarter ended October 31, 2004, since the Company records royalty income as it is earned based on Digene's net sales as reported by Digene to the Company. The balance, if any, of the minimum royalty payment will be recognized in the final quarter of the applicable annual royalty period. As a result of this settlement agreement with Digene, the Company recorded a gain on patent litigation settlement of $14.0 million in the three months ended October 31, 2004. See Legal Proceedings.

           Revenues from operations for the three months ended October 31, 2004 were comparable to the prior period.

         The cost of research products sold was comparable to the prior period.

         The cost of clinical laboratory services increased by $.6 million during this period primarily due to an increase in costs associated with certain esoteric tests and an increase in the volume of tests performed.

         Research and development expenses increased by approximately $.3 million as a result of an increase in the expenses related to the clinical trial activities and other research projects.

         Selling expenses increased by $.6 million during the three months ended, as compared to the prior year's three months. This increase was primarily due to an increase in selling expenditures from both our clinical laboratory operations and the life science division.

         General and administrative expenses increased by $.2 million due to the increase in data processing personnel costs.

         The Company's legal expenses increased by $.2 million to $1.2 million from $1.0 million as compared to the previous year. This increase is primarily due to the settlement related expenses with Digene Corporation in the patent infringement proceedings and the increase in the overall legal activities on these infringement proceedings.

         The Company's provision for uncollectible accounts receivable decreased by $.9 million to $1.5 million from $2.4 million as compared to the same three month period last year at the clinical laboratory division. The percentage of the provision for uncollectible accounts receivable as a relationship to revenue decreased to 18.8% for these three months ended as compared to 31.5% for the same three month period last year. This decrease was primarily due to the change in the mix of payors.

         As a result of the settlement agreement with Digene Corporation as discussed above, the Company recorded a gain on patent litigation settlement of $14.0 million in the three months ended October 31, 2004.

         Interest income was comparable to last years prior three months ended.

         For the three months ended October 31, 2004, the Company recorded a provision for income taxes of $5.2 million which was based on the combined effective federal, state and local income tax rates.

         Income (loss) before (provision) benefit for taxes on income from the research and development segment activities and related costs was $13.0 million in for period ended October 31, 2004, as compared to loss before provision for taxes on income of $.1 million in for period ended October 31, 2003. The increase in the income resulted primarily from the company recording the $14.0 million gain on the patent infringement settlement with Digene Corporation in this quarter. Income (loss) before provision for taxes on income from the clinical reference laboratories segment was comparable to last years prior three months.

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

                           PART II - Other Information

Item 1.  LEGAL PROCEEDINGS

In March 2002, Enzo Life Sciences, a subsidiary of the Company, filed suit in the United States District Court for the District of Delaware against Digene Corp., charging it with infringing the Company's U.S. Patent No. 6,221,581 B1, which concerns a novel process for detecting nucleic acids of interest. On May 31, 2002, Digene filed counterclaims in that suit against Enzo Life Sciences and the Company, including business tort counterclaims relating to the `581 patent. On October 13, 2004, the Company, its wholly owned subsidiary Enzo Life Sciences, Inc. ("Enzo Life Sciences") and Digene Corporation ("Digene") entered into a Settlement and License Agreement (the "Agreement") and a Joint Stipulation and Order of Dismissal with Prejudice (the "Stipulation"). The Agreement provides for (i) the full and final settlement of the Litigation and
(ii) the grant to Digene of a non-exclusive, worldwide, royalty-bearing license with respect to such `581 Patent and the remaining patents in the `581 patents global family. The `581 patent is set to expire on April 24, 2018. Pursuant to the Agreement Digene is irrevocably required to pay Enzo Life Sciences and aggregate of $30.5 million of which Life Sciences received $16 million (the "First Payment") from Digene on October 14, 2004. Digene will pay to Enzo $16.5 million (subject to the $2 million credit discussed below) ("Additional Irrevocable Payments"), $2.5 million of which shall be paid by November 14, 2005 and $3.5 million per year by November 14 of each of 2006, 2007 2008 and 2009. In addition, Digene shall pay Enzo Life Sciences Running Royalties on Net Sales of Licensed Products. Each Additional Irrevocable Payment is fully creditable by Digene against the Running Royalties that are due under the Agreement. Digene at it discretion may credit $2 million of the First Payment against either the payment required to be paid by Digene by November 14, 2005 or the Running Royalties due Enzo Life Sciences under the Agreement. The Stipulation which will be filed with the Court by October 15, 2004 dismisses with prejudice all claims, counterclaims and defenses brought or raised by any party to the Litigation.

Information relating to certain other legal proceedings in which the Company is a party can be found in the Company's Annual Report on form 10-K for the period ended July 31, 2004.

Item G.   EXHIBITS
          --------

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



                                              ENZO BIOCHEM, INC.
                                              ------------------
                                                 (registrant)




Date: December 8, 2004                        by: /s/ BARRY WEINER
                                                  ----------------
                                              Chief Financial Officer,