Form 10-Q
period 2005-01-31
ENZO BIOCHEM INC
filed 2005-03-14
CIK 316253

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

                                       or

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

                                 _X_ Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 _X_ Yes     No

As of February 28, 2005 the Registrant had 32,094,300 shares of common stock outstanding.

                               ENZO BIOCHEM, INC.

                                    FORM 10-Q

                                January 31, 2005


                                      INDEX
                                      -----


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART  I - FINANCIAL INFORMATION
-------


Item 1.   Financial Statements

          Consolidated Balance Sheets - January 31, 2005 (unaudited)
             and July 31, 2004                                                 3

          Consolidated Statements of Operations
             For the three and six months ended January 31, 2005
             and 2004 (unaudited)                                              4

          Consolidated Statements of Cash Flows
             For the six months ended January 31, 2005 and 2004 (unaudited)    5

          Notes to Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          16

Item 4.   Controls and Procedures                                             16

Part II - Other Information

Item 1.   Legal Proceedings                                                   16

Item 6.   Exhibits                                                            17

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                          January 31,  July 31,
                                                             2005        2004
                                                         (unaudited)
                                                           --------------------
                                                              (In thousands)
ASSETS

Current assets:
  Cash and cash equivalents ............................   $ 69,123    $ 54,499
  Marketable securities ................................     12,449      17,242
  Accounts receivable, less allowance for
    doubtful accounts ..................................     14,681      14,794
  Income tax receivable ................................      3,374       3,907
  Inventories ..........................................      3,284       3,434
  Prepaid expenses .....................................      1,514       1,833
  Deferred taxes .......................................      1,262       1,975
                                                           --------    --------
Total current assets ...................................    105,687      97,684
Property and equipment, at cost less
  accumulated depreciation and amortization ............      2,747       2,414
Goodwill ...............................................      7,452       7,452
Patent costs, less accumulated amortization ............      1,985       2,624
Other ..................................................        165         160
                                                           --------    --------
                                                           $118,036    $110,334
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable ...............................   $    977    $  2,092
  Income taxes payable .................................      1,978          --
  Deferred revenue .....................................      1,503          --
  Accrued legal fees ...................................        511       2,051
  Accrued payroll ......................................        406         258
  Other accrued expenses ...............................      1,029         711
  Accrued research and development expenses ............        197         225
  Deferred rent ........................................         --          87
                                                           --------    --------
Total current liabilities ..............................      6,601       5,424

Deferred taxes .........................................        156         444
Long term payable ......................................        300         300
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $.01 par value; authorized
    25,000,000 shares; no shares issued
    or outstanding
  Common Stock, $.01 par value; authorized
    75,000,000 shares; shares issued: 32,477,575 at
    January 31, 2005 and 30,864,800 at July 31, 2004 ...        325         309
  Additional paid-in capital ...........................    230,481     205,920
  Less treasury stock at cost: 384,451 shares
    at January 31, 2005 and 349,900 shares
    at July 31, 2004 ...................................     (5,994)     (5,669)
  Accumulated deficit ..................................   (113,619)    (96,148)
  Accumulated other comprehensive loss .................       (214)       (246)
                                                           --------    --------
Total stockholders' equity .............................    110,979     104,166
                                                           --------    --------
                                                           $118,036    $110,334
                                                           ========    ========

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Three Months Ended           Six Months Ended
                                                              January 31,                 January 31,
                                                           2005        2004            2005        2004
                                                          ----------------------------------------------
                                                              (In thousands, except per share data)
Revenues:
  Research product revenues and royalty income .......    $3,271      $3,968          $5,727      $6,727
  Clinical laboratory services .......................     7,964       7,060          15,809      14,573
                                                          ------     -------         -------     -------
                                                          11,235      11,028          21,536      21,300

Costs and expenses and other income:
  Cost of research product revenues ..................       555         614           1,130       1,107
  Cost of clinical laboratory services ...............     2,859       2,516           5,773       4,838
  Research and development expense ...................     2,030       2,349           4,243       4,281
  Selling, general and administrative expenses .......     4,738       3,658           8,875       6,958
  Provision for uncollectible accounts receivable ....     1,146       3,133           2,623       5,505
  Legal expense ......................................     1,160       1,823           2,303       2,779
  Interest income ....................................      (309)       (310)           (639)       (596)
  Gain on patent litigation settlement ...............        --          --         (14,000)         --
                                                          ------     -------         -------     -------
                                                          12,179      13,783          10,308      24,872

(Loss) income before benefit (provision) for taxes
  on income ..........................................      (944)     (2,755)         11,228      (3,572)
Benefit (provision) for taxes on income ..............       416       1,300          (4,736)      1,793
                                                          ------     -------         -------     -------

Net (loss) income ....................................     $(528)    $(1,455)         $6,492     $(1,779)
                                                          ======     =======         =======     =======

Net (loss) income per common share:
  Basic ..............................................    ($0.02)     ($0.05)          $0.20      ($0.06)
                                                          ======     =======         =======     =======
  Diluted ............................................    ($0.02)     ($0.05)          $0.20      ($0.06)
                                                          ======     =======         =======     =======

Denominator for per share calculation:
   Basic .............................................    32,076      31,538          32,062      31,523
                                                          ======     =======         =======     =======
   Diluted ...........................................    32,076      31,538          32,739      31,523
                                                          ======     =======         =======     =======

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Six Months
                                                                      Ended January 31,
                                                                       2005        2004
                                                                     -------------------
                                                                        (In Thousands)
Cash flows from operating activities:
  Net income (loss) .............................................    $ 6,492     $(1,779)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization of property and equipment .....        383         523
    Amortization of patent costs ................................        660         582
    Issuance of stock for employee 401(k) plan ..................         --         282
    Provision for uncollectible accounts receivable .............      2,623       5,505
    Deferred taxes ..............................................        425      (1,608)
    Deferred rent ...............................................        (87)       (116)
    Loss on sale of marketable securities .......................         98          --

    Changes in operating assets and liabilities:
      Accounts receivable before provision for
        uncollectible amounts ...................................     (2,509)     (5,311)
      Inventories ...............................................        150         295
      Income taxes receivable ...................................        533          --
      Prepaid expenses ..........................................        318          46
      Prepaid taxes .............................................         --        (251)
      Trade accounts payable and other accrued expenses .........       (797)       (344)
      Income taxes payable ......................................      1,978          --
      Accrued research and development expenses .................        (28)         --
      Deferred revenue ..........................................      1,503          --
      Accrued legal fees ........................................     (1,540)       (565)
      Accrued payroll ...........................................        148        (450)
                                                                     -------     -------
      Total adjustments .........................................      3,858      (1,412)
                                                                     -------     -------

          Net cash provided by (used in) operating activities ...     10,350      (3,191)
                                                                     -------     -------

Cash flows from investing activities:
  Capital expenditures ..........................................       (715)       (560)
  Patent costs ..................................................        (21)        (43)
  Sales (purchases) of marketable securities, net ...............      4,725        (193)
  Security deposits .............................................         (5)          4
                                                                     -------     -------

    Net cash provided by (used in) investing activities .........      3,984        (792)
                                                                     -------     -------

Cash flows from financing activities:
  Proceeds from the exercise of stock options ...................        290         521
                                                                     -------     -------
    Net cash provided by financing activities ...................        290         521
                                                                     -------     -------

Net increase (decrease) in cash and cash equivalents ............     14,624      (3,462)
Cash and cash equivalents at the beginning of the period ........     54,499      63,268
                                                                     -------     -------
Cash and cash equivalents at the end of the period ..............    $69,123     $59,806
                                                                     =======     =======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2005
                                   (Unaudited)

Note 1. Basis of Presentation
-----------------------------

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2004 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the six months ended January 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2005.

Reclassifications
-----------------

Certain amounts in prior years have been reclassified to conform to current year presentation.

Stock Based Compensation Plans
------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Share-Based Payment" ("SFAS 123(R)"). The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. The statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will be required to adopt SFAS 123(R) as of August 1, 2005, the first day of its fiscal year ending July 31, 2006. The adoption of SFAS 123(R) may have a material impact on the consolidated financial statements of the Company.

For the fiscal year ending July 31, 2005, the Company will continue to account for stock option grants to employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

Pro forma information regarding net income (loss) applicable to common stockholders is required by FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which also requires that the information be determined as if the Company has accounted for its stock options under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2005
                                   (Unaudited)

The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the periods ended January 31, 2005 and 2004:


                                     Three Months Ended       Six Months Ended
                                         January 31,             January 31,
                                       2005       2004         2005       2004
                                     -------    -------      -------    -------
                                       (In thousands, except for share data)

Reported net income (loss) .........   $(528)   $(1,455)      $6,492    $(1,779)
Pro forma compensation expense .....  (1,051)      (750)      (2,032)    (1,562)
                                     -------    -------      -------    -------

Pro forma net income (loss) ........ $(1,579)   $(2,205)      $4,460    $(3,341)
                                     =======    =======      =======    =======

Earnings (loss) per share:
   Basic - as reported .............   $(.02)     $(.05)       $0.20      $(.06)
   Basic - pro forma ...............    (.05)      (.07)        0.14       (.11)

   Diluted - as reported ...........   $(.02)     $(.05)       $0.20      $(.06)
   Diluted - pro forma .............    (.05)      (.07)        0.14       (.11)

Net (Loss) Income Per Share

The Company applies SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net income
(loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the three and six month periods ended January 31, 2004 and for the three months ended January 31, 2005 do not include the potential common shares from stock options because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share for those periods is the same. The following table sets forth the computation of basic and diluted net income (loss) per share pursuant to SFAS 128.

                                     Three Months Ended       Six Months Ended
                                         January 31,             January 31,
                                       2005       2004         2005       2004
                                     ------------------      ------------------
                                       (In thousands, except for share data)

Numerator:
  Net income (loss) for numerator
  for basic and diluted earnings
  per common share .................   $(528)   $(1,455)      $6,492    $(1,779)

Denominator:
  Denominator for basic net income
  (loss) per common equivalent
  share during the period ..........  32,076     31,538       32,062     31,523

Effect of dilutive employee
  and director stock options
  and warrants .....................      --         --          677         --
                                     -------    -------      -------    -------

Denominator for diluted net income
  (loss) per common equivalent
  share and assumed conversions ....  32,076     31,538       32,739     31,523
                                     =======    =======      =======    =======

Basic net income (loss) per share ..   $(.02)     $(.05)       $0.20      $(.06)
                                     =======    =======      =======    =======

Diluted net income (loss)
  per share ........................   $(.02)     $(.05)       $0.20      $(.06)
                                     =======    =======      =======    =======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2005
                                   (Unaudited)

The following table summarizes, for each period presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                     Three Months Ended       Six Months Ended
                                         January 31,             October 31,
                                       2005       2004         2005       2004
                                     ------------------      ------------------
                                                   (In thousands)

Employee and director stock
  options and warrants .............     861      1,055           --      1,120


The Company declared a 5% stock dividend on October 5, 2004 which was paid on November 15, 2004 to shareholders of record as of October 25, 2004. The shares and per share data have been adjusted to retroactively reflect this stock dividend for all periods presented. As of January 31, 2005 the Company recorded a charge to accumulated deficit and a credit to common stock and additional paid-in-capital in the amount of $24.0 million which reflects the fair value of the dividend on the date of declaration.

Inventories

Inventories consist of the following as of:

                                                January 31, 2005   July 31, 2004
                                                --------------------------------
                                                         (In thousands)

                 Raw Materials                              $107            $125
                 Work in process                           2,177           2,188
                 Finished products                         1,000           1,121
                                                          ------          ------
                                                          $3,284          $3,434
                                                          ======          ======


Note 2. Gain on Patent Litigation Settlement

     On October 14, 2004, the Company finalized and executed a settlement and license agreement with Digene Corporation to settle its patent litigation lawsuit. Under the terms of the agreement, the Company received an initial payment of $16.0 million, of which $2.0 million is to be used to offset royalty income payments based upon net sales of licensed products covered by the agreement during the first year. The Company will receive in the first annual period (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million inclusive of the $2 million discussed above and at least a minimum royalty of $3.5 for each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties will be fully creditable against the minimum royalty payments due in the first five years of the agreement. The balance, if any, of the minimum royalty payment will be recognized in the final quarter of the applicable annual royalty period. As a result of this settlement and license agreement with Digene (the "Digene agreement"), the Company recorded a gain on patent litigation settlement of $14.0 million in the first quarter of Fiscal 2005. During the fiscal quarter ended January 31, 2005, the Company recognized royalties from the Digene agreement, which is included in research product revenues and royalty income. See Legal Proceedings.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005
                                   (UNAUDITED)

Note 3--Segment Reporting

     The Company has two reportable segments: research and development and clinical reference laboratories. The Company's research and development segment conducts research and development activities as well as selling products derived from these activities. The clinical reference laboratories provide diagnostic services to the health care community. The Company evaluates performance based on income before provision for taxes on income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Costs excluded from income before provision for taxes on income and reported as other consist of corporate general and administrative costs that are not allocable to the two reportable segments. Management of the Company evaluates assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below.

The following financial information (in thousands) represents the reportable segments of the Company:

                                                   Research        Clinical Reference
                                                and Development       Laboratories             Other               Consolidated
                                              ------------------   ------------------    ------------------    --------------------
                                               Six Months Ended     Six Months Ended      Six Months Ended      Six Months Ended
                                                  January 31,          January 31,           January 31,           January 31,
                                              ------------------   ------------------    ------------------    --------------------
                                                2005       2004      2005      2004        2005       2004       2005        2004
                                              --------    ------   -------   --------    -------    -------    --------    --------
Operating revenues:
Research product revenues and
  royalty income ..........................   $  5,727    $6,727        --         --         --         --    $  5,727    $  6,727
Clinical laboratory services ..............         --        --   $15,809   $ 14,573         --         --      15,809      14,573

Cost and expenses and other income:
Cost of research product revenues .........      1,130     1,107        --         --         --         --       1,130       1,107
Cost of clinical laboratory services ......         --        --     5,773      4,838         --         --       5,773       4,838
Research and development expense ..........      4,243     4,281        --         --         --         --       4,243       4,281
Provision for uncollectible accounts ......         --        --     2,623      5,505         --         --       2,623       5,505
Other costs and expenses ..................      1,259       788     5,867      4,658      4,052      4,291      11,178       9,737
Gain on patent litigation settlement ......    (14,000)       --        --         --         --         --     (14,000)         --
Interest income ...........................         --        --        --         --       (639)      (596)       (639)       (596)
                                              --------    ------   -------   --------    -------    -------    --------    --------

Income (loss) before (provision)
  benefit for income taxes on income ......   $ 13,095    $  551   $ 1,546   $   (428)   $(3,413)   $(3,695)   $ 11,228    $ (3,572)
                                              ========    ======   =======   ========    =======    =======    ========    ========

                                              Three Months Ended   Three Months Ended    Three Months Ended    Three Months Ended
                                                  January 31,          January 31,           January 31,            January 31,
                                              ------------------   ------------------    ------------------    --------------------
                                                2005       2004      2005      2004        2005       2004       2005        2004
                                              --------    ------   -------   --------    -------    -------    --------    --------
Operating revenues:
Research product revenues and
  royalty income ..........................   $  3,271    $3,968        --         --         --         --    $  3,271    $  3,968

Clinical laboratory services ..............         --        --   $ 7,964   $  7,060         --         --       7,964       7,060

Cost and expenses and other income:
Cost of research product revenues .........        555       614        --         --         --         --         555         614
Cost of clinical laboratory services ......         --        --     2,859      2,516         --         --       2,859       2,516
Research and development expense ..........      2,030     2,349        --         --         --         --       2,030       2,349
Provision for uncollectible accounts ......         --        --     1,146      3,133         --         --       1,146       3,133
Other costs and expenses ..................        625       398     3,060      2,501      2,213      2,582       5,898       5,481
Interest income ...........................         --        --        --         --       (309)      (310)       (309)       (310)
                                              --------    ------   -------   --------    -------    -------    --------    --------

Income (loss) before (provision)
  benefit for income taxes on income ......   $     61    $  607   $   899   $ (1,090)   $(1,904)   ($2,272)   $   (944)   $ (2,755)
                                              ========    ======   =======   ========    =======    =======    ========    ========

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

        The Company's source of revenue has been from the direct sales of research products of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements and licensing with other companies. Another source of revenue has been from the clinical laboratory service market. Clinical laboratory services are provided to patients covered by various third party insurance programs, including Medicare and self payors for the services provided. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year. For the six months ended January 31, 2005 and 2004, respectively, approximately 27% and 32% of the Company's operating revenues were derived from research product sales and royalty income and approximately 73% and 68% were derived from clinical laboratory services.

Liquidity and Capital Resources

        At January 31, 2005, our cash and cash equivalents and marketable securities totaled $81.6 million, an increase of $9.8 million from July 31, 2004. We had working capital of $99.1 million at January 31, 2005 compared to $92.3 million at July 31, 2004.

        Net cash provided by operating activities for the six month period ended January 31, 2005 was approximately $10.4 million as compared to net cash used in operating activities of $3.2 million for the six month period ended January 31, 2004. The increase in net cash provided by operating activities was primarily due to net income in the 2005 period resulting from a settlement and license agreement with Digene Corporation as compared to the net loss in the 2004 period.

        On October 14, 2004, the Company finalized and executed a settlement and license agreement with Digene Corporation to settle its patent litigation lawsuit. Under the terms of the agreement, the Company received an initial payment of $16.0 million, of which $2.0 million is to be used to offset royalty income payments based upon net sales of licensed products covered by the agreement during the first year. The Company will receive in the first annual period (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million inclusive of the $2 million discussed above and at least a minimum royalty of $3.5 for each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties will be fully creditable against the minimum royalty payments due in the first five years of the agreement. The balance, if any, of the minimum royalty payment will be recognized in the final quarter of the applicable annual royalty period. As a result of this settlement and license agreement with Digene (the "Digene agreement"), the Company recorded a gain on patent litigation settlement of $14.0 million in the first quarter of Fiscal 2005. During the fiscal six months ended January 31, 2005, the Company recognized royalties from the Digene agreement, which is included in research product revenues and royalty income. See Legal Proceedings.

        Net cash provided by investing activities was approximately $4.0 million during the six months ended January 31, 2005, as compared to net cash used in investing activities of $(0.8) during the six months ended January 31, 2004. The increase during the 2005 period was primarily the result of the net sales of marketable securities totaling $4.7 million. Net cash provided by financing activities was approximately $0.3 million during the six months ended January 31, 2005, as compared to $0.5 during the six months ended January 31, 2004. The cash provided in both periods was from the exercise of stock options. There was less option exercise activity during the 2005 period than the 2004 period.

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

REVENUE RECOGNITION

        Revenues from the clinical reference laboratory are recognized when services are provided. The Company's revenue is based on amounts billed or billable for services rendered, net of contractual adjustments and other arrangements made with third-party payors to provide services at less than established billing rates. Revenues from research product sales, excluding certain non-exclusive distribution agreement revenues, are recognized when the products are shipped.

        The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. The Company records such consideration provided to distributors under these non-exclusive distribution agreements as a reduction to research product revenues. The revenue from these non-exclusive distribution agreements are recognized when shipments are made to their respective customers and reported to the Company. Under the Digene agreement, the Company records royalty income based on the net sales of products subject to the license, as reported by Digene to the Company.

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

IMPAIRMENT OF LONG-LIVED ASSETS

        The Company evaluates the requirement to recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of January 31, 2005, the Company has not recorded an impairment charge.

Results of Operations

THREE MONTHS ENDED JANUARY 31, 2005 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 2004

        Revenues for the three months ended January 31, 2005 increased by $0.2 million to $11.2 million from $11.0 million as compared to the 2004 period. The increase was attributable to an increase of $0.9 million at the clinical laboratory offset by a decrease of $0.7 million in research product sales and royalty income. This decrease in research products sales was primarily due to the dispute with Roche Diagnostics ("ROCHE"), on the sales of certain licensed products and partially offset by the royalty income from Digene. The increase in revenue at the clinical laboratory is primarily due to the increase in the number of customer accounts being serviced.

        The cost of research products sold was comparable to the 2004 period.

        The cost of clinical laboratory services increased by $0.3 million during this period primarily due to an increase in costs associated with certain esoteric tests and an increase in the volume of tests performed.

        Research and development expenses decreased by approximately $0.3 million as a result of timing of certain expenses related to the clinical trial activities and other research projects.

        Selling, general and administrative expenses increased by $1.1 million during the three months ended January 31, 2005, as compared to the 2004 period. This increase was primarily due to an increase in direct selling expenditures for both our clinical reference laboratory and life science divisions and an increase in information technology costs, related to the expansion of the data processing connectivity program and infrastructure.

        The Company's legal expenses decreased by $0.6 million during the 2005 period to $1.2 million from $1.8 million as compared to the previous year. This decrease is primarily due to the reduction of legal activities because of the settlement with Digene Corporation during the first quarter ended October 31, 2004.

        The Company's provision for uncollectible accounts receivable decreased by $2.0 million during the 2005 period to $1.2 million from $3.1 million as compared to the 2004 period at the clinical reference laboratory division. The percentage of the provision for uncollectible accounts receivable as a relationship to clinical reference laboratory revenue decreased to 14% for the three months ended January 31, 2005 as compared to 44% for the 2004 period. This decrease was primarily due to the change in the mix of payors.

        Interest income was comparable to the 2004 period.

        For the three months ended January 31, 2005 the Company recorded a benefit for income taxes of $0.4 million which was based on the combined effective federal, state and local income tax rates.

        Income before provision for taxes on income from the activities of the research and development segment was $0.1 million for the three month period ended January 31, 2005, compared to $0.6 million for the 2004 period. This decrease was primarily due to the dispute with Roche Diagnostics "ROCHE", on the sales of certain licensed products. Income before provision for taxes on income from the activities of the clinical reference laboratory segment was $0.9 million for the three month period ended January 31, 2005, compared to a loss of $(1.1) million for the 2004 period. This increase is due to higher revenues and a lower provision for uncollectible accounts. Loss before provision (benefit) for taxes on income at the other segment was $(1.9) million for the three month period ended January 31, 2005, compared to $(2.3) million for the 2004 period, primarily due to lower legal costs in the 2005 period.

SIX MONTHS ENDED JANUARY 31, 2005 COMPARED WITH SIX MONTHS ENDED
JANUARY 31, 2004

        On October 14, 2004, the Company finalized and executed a settlement and license agreement with Digene Corporation to settle its patent litigation lawsuit. Under the terms of the agreement, the Company received an initial payment of $16.0 million, of which $2.0 million is to be used to offset royalty income payments based upon net sales of licensed products covered by the agreement during the first year. The Company will receive in the first annual period (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million inclusive of the $2 million discussed above and at least a minimum royalty of $3.5 for each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties will be fully creditable against the minimum royalty payments due in the first five years of the agreement. The balance, if any, of the minimum royalty payment will be recognized in the final quarter of the applicable annual royalty period. As a result of this settlement and license agreement with Digene (the "Digene agreement"), the Company recorded a gain on patent litigation settlement of $14.0 million in the first quarter of fiscal 2005. During the fiscal six months ended January 31, 2005, the Company recognized royalties from the Digene agreement, which is included in research product revenues and royalty income. See Legal Proceedings.

        Revenues for the six months ended January 31, 2005 increased by $0.2 million to $21.5 million from $21.3 million as compared to the 2004 period. The revenue increase was attributable to the increase of $1.2 million at the clinical laboratory offset by a decrease of $1.0 million of research product sales and royalty income. This decrease in research products sales was primarily due to the dispute with Roche Diagnostics ("ROCHE"), on the sales of certain licensed products and partially offset by the royalty income from Digene. The increase in revenue at the clinical laboratory is primarily due to the increase in volume of customer accounts being serviced.

        The cost of research products sold for the six months was comparable to the 2004 period.

        The cost of clinical laboratory services increased by $0.9 million during the 2005 period primarily due to an increase in costs associated with certain esoteric tests and an increase in the volume of tests performed.

        Research and development expenses for the six months ended January 31, 2005 were comparable to the 2004 period.

        Selling, general and administrative expenses increased by $1.9 million during the six months ended, as compared to the 2004 period. This increase was primarily due to an increase in direct selling expenditures for both our clinical reference laboratory and life science divisions, and higher information technology costs associated with the expansion of the data processing connectivity program and infrastructure.

        The Company's legal expenses decreased by $0.5 million during the 2005 period to $2.3 million from $2.8 million as compared to the 2004 period. This decrease is primarily due to the reduction of legal activities because of the settlement with Digene Corporation during the first quarter ended October 31, 2004.

        The Company's provision for uncollectible accounts receivable decreased by $2.9 million during the 2005 period to $2.6 million from $5.5 million as compared to the 2004 period at the clinical reference laboratory division. The percentage of the provision for uncollectible accounts receivable as a relationship to clinical reference laboratory revenue decreased to 17% for the 2005 period as compared to 38% for the 2004 period. This decrease was primarily due to the change in the mix of payors.

        As a result of the settlement agreement with Digene Corporation as discussed above, the Company recorded a gain on patent litigation settlement of $14.0 million in the six months ended January 31, 2005.

        Interest income was comparable to last year's period.

        For the six months ended January 31, 2005, the Company recorded a provision for income taxes of $4.7 million which was based on the combined effective federal, state and local income tax rates.

        Income before provision for taxes on income from the activities of the research and development segment was $13.1 million for the six month period ended January 31, 2005, compared to $0.6 million for the 2004 period. The increase in the fiscal 2005 period resulted from recording the $14 million gain from the Digene agreement during the first fiscal quarter ended October 31, 2004. Income before provision for taxes on income from the activities of the clinical reference laboratory segment was $1.5 million for the six month period ended January 31, 2005, compared to a loss of $(0.4) million for the 2004 period. This increase is due to higher revenues and a lower provision for uncollectible accounts. Loss before provision for taxes on income at the other segment was $(3.4) million for the six month period ended January 31, 2005, compared to $(3.7) million for the 2004 period, primarily due to lower legal costs in the 2005 period.

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

                           PART II - Other Information

Item 1.  Legal Proceedings
         -----------------

In March 2002, Enzo Life Sciences, a subsidiary of the Company, filed suit in the United States District Court for the District of Delaware against Digene Corp., charging it with infringing the Company's U.S. Patent No. 6,221,581 B1, which concerns a novel process for detecting nucleic acids of interest. On May 31, 2002, Digene filed counterclaims in that suit against Enzo Life Sciences and the Company, including business tort counterclaims relating to the '581 patent. On October 13, 2004, the Company, its wholly owned subsidiary Enzo Life Sciences, Inc. ("Enzo Life Sciences") and Digene Corporation ("Digene") entered into a Settlement and License Agreement (the "Agreement") and a Joint Stipulation and Order of Dismissal with Prejudice (the "Stipulation"). The Agreement provides for (i) the full and final settlement of the Litigation and
(ii) the grant to Digene of a non-exclusive, worldwide, royalty-bearing license with respect to such '581 Patent and the remaining patents in the '581 patents global family. The '581 patent is set to expire on April 24, 2018. Pursuant to the Agreement Digene is irrevocably required to pay Enzo Life Sciences an aggregate of $30.5 million of which Life Sciences received $16 million (the "First Payment") from Digene on October 14, 2004. Digene will pay to Enzo $16.5 million (subject to the $2 million credit discussed below) ("Additional Irrevocable Payments"), $2.5 million of which shall be paid by November 14, 2005 and $3.5 million per year by November 14 of each of 2006, 2007 2008 and 2009. In addition, Digene shall pay Enzo Life Sciences Running Royalties on Net Sales of Licensed Products. Each Additional Irrevocable Payment is fully creditable by Digene against the Running Royalties that are due under the Agreement. Digene at it discretion may credit $2 million of the First Payment against either the payment required to be paid by Digene by November 14, 2005 or the Running Royalties due Enzo Life Sciences under the Agreement. The Stipulation, which was filed with the Court on October 15, 2004, dismisses with prejudice all claims, counterclaims and defenses brought or raised by any party to the Litigation.

Information relating to certain other legal proceedings in which the Company is a party can be found in the Company's Annual Report on form 10-K for the period ended July 31, 2004.

Item 6.   Exhibits
          --------

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




                                                ENZO BIOCHEM, INC.
                                                ------------------
                                                    (registrant)




Date: March 10, 2005                            by:  /s/ Barry Weiner
                                                     -------------------------
                                                Chief Financial Officer