Form 10-Q/A
period 2005-01-31
ENZO BIOCHEM INC
filed 2005-05-18
CIK 316253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended January 31, 2005.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to____________.

                         Commission File Number: 1-9974

                               ENZO BIOCHEM, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)



          NEW YORK                                      13-2866202
----------------------------------             ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

               60 EXECUTIVE BOULEVARD, FARMINGDALE, NEW YORK 11735
               ---------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (631) 755-5500
         ---------------------------------------------------------------
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

Yes      X        No

____________________________________________________________________________
As of February 28, 2005 the Registrant had 32,094,300 shares of common stock outstanding.

PORTIONS AMENDED
The Registrant hereby amends Part II Item 4 contained in the Registrant's Report on Form 10-Q for the quarterly period ended January 31, 2005 to provide information relating to the election of directors and matters submitted to a vote of shareholders at the Registrant's Annual Meeting of Shareholders held on January 20, 2005. Except as set forth in Item 4, no other changes are made to the Company's Report on Form 10-Q for the quarterly period ended January 31, 2005.



                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Annual Meeting of Shareholders was held on January 20, 2005.

(b) The following matters were voted upon and the results were as follows:

(1) Barry W. Weiner, John J. Delucca and Melvin F. Lazar were nominated by management and elected by the shareholders to serve as Class II Directors until the 2008 Annual Meeting of Shareholders or until their respective successors are elected and shall qualify. The shareholders voted 29,547,680, 29,574,204 and 29,655,426 shares in the affirmative for Messrs. Weiner, Delucca and Lazar, respectively, and 567,279, 540,755 and 459,533 shares withheld for Messrs. Weiner, Delucca and Lazar, respectively.

(2) The shareholders voted 13,525,486 shares in the affirmative with respect to adoption of the Company's 2005 Equity Compensation Incentive Plan, 1,480,031 shares against and 3,215,575 shares abstained.

(3) The shareholders voted 27,763,775 shares in the affirmative with respect to the ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended July 31, 2005, 277,903 shares against and 73,281 shares abstained.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               ENZO BIOCHEM, INC.


                                               By: /s/ Barry Weiner
Date: May 18, 2005                             ---------------------------------
                                               Chief Financial Officer