Form 10-Q
period 2005-04-30
ENZO BIOCHEM INC
filed 2005-06-09
CIK 316253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

                                       or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                          Commission File Number 1-9974

                               ENZO BIOCHEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                         13-2866202
--------------------                                         -------------------
(State or Other Jurisdiction                                   (IRS. Employer
of Incorporation or Organization)                            Identification No.)

60 Executive Blvd., Farmingdale, New York                           11735
-----------------------------------------                        -----------
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

                                 _X_ Yes   No

As of May 20, 2005 the Registrant had 32,137,300 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.
                                    FORM 10-Q
                                 April 30, 2005

                                      INDEX
                                      -----


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets
         April 30, 2005 (unaudited) and July 31, 2004                          3

         Consolidated Statements of Operations
         For the three and nine months ended April 30, 2005
         and 2004 (unaudited)                                                  4

         Consolidated Statements of Cash Flows
         For the nine months ended April 30, 2005 and 2004 (unaudited)         5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16

Item 4.  Controls and Procedures                                              16

                           Part II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings                                                    17

Item 6.  Exhibits                                                             20

Signatures                                                                    20

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

ASSETS                                                     April 30,
                                                             2005      July 31,
Current assets:                                           (unaudited)    2004
                                                           ---------   --------
   Cash and cash equivalents .............................. $ 73,593   $ 54,499
   Marketable securities ..................................    6,680     17,242
   Accounts receivable, less allowance for
      doubtful accounts ...................................   14,096     14,794
   Income tax receivable ..................................    4,143      3,907
   Inventories ............................................    2,910      3,434
   Prepaid expenses .......................................    1,638      1,833
   Prepaid taxes ..........................................      303         --
   Deferred taxes .........................................      785      1,975
                                                            --------   --------
Total current assets ......................................  104,148     97,684
Property and equipment, at cost less accumulated
   depreciation and amortization ..........................    2,681      2,414
Goodwill ..................................................    7,452      7,452
Patent costs, less accumulated amortization ...............    1,670      2,624
Other .....................................................      165        160
                                                            --------   --------
                                                            $116,116   $110,334
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable ................................. $  1,209   $  2,092
   Deferred revenue .......................................      955         --
   Accrued legal fees .....................................    1,163      2,051
   Accrued payroll ........................................      721        258
   Other accrued expenses .................................    1,139        711
   Accrued research and development expenses ..............       90        225
   Installment payable ....................................      150         --
   Deferred rent ..........................................       --         87
                                                            --------   --------
Total current liabilities .................................    5,427      5,424

Deferred taxes ............................................      446        444
Long term installment payable .............................      150        300
Commitments and contingencies
Stockholders' equity:
   Preferred Stock, $.01 par value; authorized
      25,000,000 shares; no shares issued
      or outstanding
   Common Stock, $.01 par value; authorized
      75,000,000 shares; shares issued: 32,521,746 at
      April 30, 2005 and 30,864,800 at July 31, 2004 ......      325        309
   Additional paid-in capital .............................  230,999    205,920
   Less treasury stock at cost: 384,451 shares at
      April 30, 2005 and 349,900 shares at July 31, 2004 ..   (5,994)    (5,669)
   Accumulated deficit .................................... (115,116)   (96,148)
   Accumulated other comprehensive loss ...................     (121)      (246)
                                                            --------   --------
Total stockholders' equity ................................  110,093    104,166
                                                            --------   --------
                                                            $116,116   $110,334
                                                            ========   ========

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                        Three Months Ended     Nine Months Ended
                                                              April 30,            April 30,
Revenues:                                                  2005      2004       2005       2004
                                                         -------    ------    -------    -------
   Research product revenues and royalty income ......   $ 2,385    $4,215     $8,112    $10,942
   Clinical laboratory services ......................     8,615     7,550     24,423     22,123
                                                         -------    ------    -------    -------
                                                          11,000    11,765     32,535     33,065

Costs and expenses and other (income):
   Cost of research product revenues .................       535       441      1,665      1,238
   Cost of clinical laboratory services ..............     3,430     2,619      9,203      7,457
   Research and development expense ..................     2,208     2,073      6,450      6,354
   Selling, general and administrative expenses ......     5,459     3,643     14,334     10,911
   Provision for uncollectible accounts receivable ...       950     2,849      3,573      8,354
   Legal expense .....................................     1,387     1,337      3,690      4,116
   Interest income ...................................      (416)     (306)    (1,055)      (902)
   Gain on patent litigation settlement ..............        --        --    (14,000)       --
                                                         -------    ------    -------    -------
                                                          13,553    12,656     23,860     37,528

(Loss) income before income taxes ....................    (2,553)     (891)     8,675     (4,463)
Benefit (provision) for income taxes .................     1,056       431     (3,680)     2,224
                                                         -------    ------    -------    -------
Net (loss) income ....................................   ($1,497)   ($ 460)    $4,995    ($2,239)
                                                         =======    ======    =======    =======

Net (loss) income per common share:
   Basic .............................................   ($ 0.05)   ($0.01)    $ 0.16    ($ 0.07)
                                                         =======    ======    =======    =======
   Diluted ...........................................   ($ 0.05)   ($0.01)    $ 0.15    ($ 0.07)
                                                         =======    ======    =======    =======

Denominator for per share calculation:
   Basic .............................................    32,122    31,713     32,082     31,586
                                                         =======    ======    =======    =======
   Diluted ...........................................    32,122    31,713     32,745     31,586
                                                         =======    ======    =======    =======

                               ENZO BIOCHEM, INC
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                               Nine Months Ended
                                                                    April 30,
Cash flows from operating activities:                           2005      2004
                                                              -------    ------
   Net income (loss) ......................................   $4,995    ($2,239)
   Adjustments to reconcile net income (loss) to net cash
        provided by/(used in) operating activities:
     Depreciation and amortization of property and
        equipment .........................................      688        793
     Amortization of deferred patent costs.................      979        900
     Provision for uncollectible accounts receivable.......    3,573      8,354
     Issuance of stock for 401 K plan......................      352        282
     Deferred rent.........................................      (87)      (174)
     Deferred taxes........................................    1,192     (2,010)
     Loss on sales of marketable securities................      200         --

     Changes in operating assets and liabilities:
        Accounts receivable before provision for
           uncollectible amounts...........................   (2,875)    (8,274)
        Inventories........................................      524        375
        Income taxes receivable............................     (236)      (695)
        Prepaid expenses...................................      195        581
        Prepaid taxes......................................     (303)       415
        Trade accounts payable and other accrued expenses..     (455)      (191)
        Accrued research and development expenses..........     (135)      (398)
        Deferred revenue...................................      955         --
        Accrued legal fees.................................     (888)      (105)
        Accrued payroll....................................      463       (222)
                                                             -------    -------
        Total adjustments..................................    4,142       (369)
                                                             -------    -------
           Net cash provided by (used in)
              operating activities.........................    9,137     (2,608)
                                                             -------    -------
Cash flows from investing activities:
   Capital expenditures....................................     (955)      (938)
   Patent costs deferred...................................      (25)      (414)
   Sales (purchases) of marketable securities, net.........   10,594       (287)
   Security deposits.......................................       (5)         4
                                                             -------    -------
     Net cash provided by (used in) investing activities...    9,609     (1,635)
                                                             -------    -------
Cash flows from financing activities:
   Proceeds from the exercise of stock options.............      348        841
   Proceeds from insurance loss............................       --         13
                                                             -------    -------
     Net cash provided by financing activities.............      348        854
                                                             -------    -------
Net increase (decrease) in cash and cash equivalents.......   19,094     (3,389)
Cash and cash equivalents at the beginning of the period...   54,499     63,268
                                                             -------    -------
Cash and cash equivalents at the end of the period.........  $73,593    $59,879
                                                             =======    =======

Supplemental Disclosure for Statement of Cash Flows
---------------------------------------------------

In April 2004, certain officers of the Company exercised incentive stock options. The Company issued 769,290 shares of common stock, and the Officers exchanged matured shares. The Company recorded the 367,395 shares received, adjusted, as treasury stock.

In December 2004, a director of the Company exercised incentive stock options. The Company issued 31,660 shares of commons stock, and the director exchanged matured shares. The company recorded the 17,056 shares received as treasury stock.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (Unaudited)

Note 1. Basis of Presentation
-----------------------------

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2004 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the nine months ended April 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2005.

Reclassifications
-----------------

Certain amounts in prior years have been reclassified to conform to current year presentation.

Note 2. Stock Based Compensation Plans
--------------------------------------

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


The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the periods ended April 30, 2005 and 2004:

                                        Three months ended    Nine months ended
(In thousands, except for share data)        April 30,            April 30,
                                          2005       2004      2005       2004
                                        -------    -------    ------    -------
Reported net (loss) income .........    ($1,497)   ($  460)   $4,995    ($2,239)
Pro forma compensation expense .....     (1,101)      (983)   (3,133)    (2,285)
                                        -------    -------    ------    -------
Pro forma net (loss) income ........    ($2,598)   ($1,443)   $1,862    ($4,524)
                                        =======    =======    ======    =======

(Loss) earnings per share:
   Basic - as reported .............      ($.05)     ($.01)     $.16      ($.07)
   Basic - pro forma ...............      ($.08)     ($.05)     $.06      ($.14)

   Diluted - as reported ...........      ($.05)     ($.01)     $.15      ($.07)
   Diluted - pro forma .............      ($.08)     ($.05)     $.06      ($.14)


The Company applies SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net (loss) income per share represents net (loss) income divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the three and nine month periods ended April 30, 2004 and for the three months ended April 30, 2005 do not include the potential common shares from stock options because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share for those periods is the same. The following table sets forth the computation of basic and diluted net (loss) income per share pursuant to SFAS 128.

                                                   Three months ended       Nine months ended
(In thousands, except for share data)                    April 30,               April 30,
                                                     2005        2004        2005        2004
                                                   -------     -------     -------    --------
Numerator:
   Net (loss) income for numerator for
   basic and diluted earnings per common share     ($1,497)      ($460)     $4,995     ($2,239)
                                                   =======     =======     =======    ========

Denominator:
   Denominator for basic earnings per common
   equivalent share during the period               32,122      31,713      32,082      31,586

Effect of dilutive employee and director
stock options and warrants                              --          --         663          --
                                                   -------     -------     -------    --------

Denominator for diluted (loss) earnings per
common equivalent share and assumed conversions     32,122      31,713      32,745      31,586
                                                   =======     =======     =======    ========

Basic net (loss) income per share                    ($.05)      ($.01)       $.16       ($.07)
                                                   =======     =======     =======    ========

Diluted net (loss) income per share                  ($.05)      ($.01)       $.15       ($.07)
                                                   =======     =======     =======    ========

The following table summarizes, for each period presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                                    Three months    Nine months
                                                        ended           ended
(In thousands)                                        April 30,       April 30,
                                                    2005    2004    2005    2004
                                                    ----    ----    ----    ----
Employee and director stock options and warrants     639     617      --     916


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

Note 3.  Inventories

Inventories consist of the following, as of:

  (in thousands)                        April 30, 2005    July 31, 2004
  --------------                        --------------    -------------
  Raw Materials                                    $72             $125
  Work in process                                1,628            2,188
  Finished products                              1,210            1,121
                                                ------           ------
                                                $2,910           $3,434
                                                ======           ======


Note 4. Gain on Patent Litigation Settlement
--------------------------------------------

On October 14, 2004, the Company finalized and executed a settlement and license agreement with Digene Corporation to settle its patent litigation lawsuit. Under the terms of the agreement, the Company received an initial payment of $16.0 million, of which $2.0 million is to be used to offset royalty income payments based upon net sales of licensed products covered by the agreement during the first year. The Company will receive in the first annual period (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million inclusive of the $2 million discussed above and at least a minimum royalty of $3.5 million for each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties will be fully creditable against the minimum royalty payments due in the first five years of the agreement. The balance, if any, of the minimum royalty payment will be recognized in the final quarter of the applicable annual royalty period. As a result of this settlement and license agreement with Digene (the "Digene agreement"), the Company recorded a gain on patent litigation settlement of $14.0 million in the first quarter of Fiscal 2005. During the fiscal quarters ended April 30, 2005 and January 31, 2005, the Company recognized royalties from the Digene agreement, which is included in research product revenues and royalty income. See Legal Proceedings.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2005
                                   (Unaudited)

Note 5 - Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company has two reportable segments: research and development and clinical reference laboratories. The Company's research and development segment conducts research and development activities and sells products derived from these activities. The clinical reference laboratories provide diagnostic services to the health care community. The Company evaluates segment performance based on segment income
(loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as other consist of corporate general and administrative costs which are not allocable to the two reportable segments. Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below.

The following financial information (in thousands) represents the operations of the reportable segments of the Company:

                                              RESEARCH          CLINICAL REFERENCE
             SEGMENT                       AND DEVELOPMENT         LABORATORIES                OTHER                CONSOLIDATED

                                          THREE MONTHS ENDED    THREE MONTHS ENDED      THREE MONTHS ENDED      THREE MONTHS ENDED
                                               APRIL 30,             APRIL 30,               APRIL 30,               APRIL 30,
Operating revenues:                        2005        2004       2005       2004        2005        2004        2005        2004
                                         -------     -------    -------    -------     -------     -------     -------     -------
Research product revenues                 $2,385      $4,215         --         --          --          --      $2,385      $4,215
Clinical laboratory services                  --          --      8,615     $7,550          --          --      $8,615       7,550
Cost and expenses and other (income):
Cost of research product revenues            535         441         --         --          --          --         535         441
Cost of clinical laboratory services          --          --      3,430      2,619          --          --       3,430       2,619
Research and development expense           2,208       2,073         --         --          --          --       2,208       2,073
Provision for uncollectible accounts
  receivable                                  --          --        950      2,849          --          --         950       2,849
Other costs and expenses                     659         642      3,361      2,396       2,826       1,942       6,846       4,980
Interest income                               --          --         --         --        (416)       (306)       (416)       (306)
                                         -------     -------    -------    -------     -------     -------     -------     -------
(Loss) Income  before income taxes        (1,017)      1,059        874       (314)     (2,410)     (1,636)     (2,553)       (891)
                                         =======     =======    =======    =======     =======     =======     =======     =======

                                          NINE MONTHS ENDED      NINE MONTHS ENDED      NINE MONTHS ENDED       NINE MONTHS ENDED
                                               APRIL 30,              APRIL 30,              APRIL 30,               APRIL 30,
Operating revenues:                        2005        2004       2005       2004        2005        2004        2005        2004
                                         -------     -------    -------    -------     -------     -------     -------     -------
Research product revenues                 $8,112     $10,942         --         --          --          --       8,112      10,942
Clinical laboratory services                  --          --     24,423    $22,123          --          --      24,423      22,123

Cost and expenses and other (income):
Cost of research product revenues          1,665       1,238         --         --          --          --       1,665       1,238
Cost of clinical laboratory services          --          --      9,203      7,457          --          --       9,203       7,457
Research and development expense           6,450       6,354         --         --          --          --       6,450       6,354
Provision for uncollectible accounts
  receivable                                  --          --      3,573      8,354          --          --       3,573       8,354
Other costs and expenses                   1,918       1,740      9,228      7,053       6,878       6,234      18,024      15,027
Interest income                               --          --         --         --      (1,055)       (902)     (1,055)       (902)
Gain on patent litigation settlement     (14,000)         --         --         --          --          --     (14,000)         --
                                         -------     -------    -------    -------     -------     -------     -------     -------
Income (loss) before income taxes         12,079      $1,610      2,419       (741)     (5,823)     (5,332)      8,675      (4,463)
                                         =======     =======    =======    =======     =======     =======     =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See "Forward-Looking and Cautionary Statements." in our Form 10-K for the year ended July 31, 2004. Because of those factors, you should not rely on past financial results as an indication of future performance. We believe that period-to-period comparisons of our financial results to date are not necessarily meaningful and expect that our results of operations might fluctuate from period to period in the future.

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

The business activities of the Company are performed by the Company's three wholly owned subsidiaries. These activities are: (1) research and development, manufacturing and marketing of biomedical research products and tools through Enzo Life Sciences and research and development of therapeutic products through Enzo Therapeutics, and (2) the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 5 of the Notes to Consolidated Financial Statements.

The Company's source of revenue has been from the direct sales of research products of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements. The other source of revenue has been from the clinical reference laboratory service market. Clinical laboratory services are provided to patients covered by various third party insurance programs, including Medicare, and to patients who are self payers. Clinical laboratory services revenues are net of contractual discounts and allowances, which is the difference between services invoiced and the estimated payment expected from Medicare and third party insurance programs. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday period and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year. For the nine months ended April 30, 2005 and 2004, respectively, approximately 25% and 33% of the Company's operating revenues were derived from research product sales and royalty income and approximately 75% and 67% were derived from clinical laboratory services.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2005, our cash and cash equivalents and marketable securities totaled $80.3 million, an increase of $8.5 million from July 31, 2004. We had working capital of $98.7 million at April 30, 2005 compared to $92.3 million at July 31, 2004.

Net cash provided by operating activities for the nine month period ended April 30, 2005 was approximately $9.1 million as compared to net cash used in operating activities of ($2.6) million for the nine month period ended April 30, 2004. The increase in net cash provided by operating activities was primarily due to net income in the 2005 period resulting from a settlement and license agreement with Digene Corporation as compared to the net loss in the 2004 period.

On October 14, 2004, the Company finalized and executed a settlement and license agreement with Digene Corporation to settle its patent litigation lawsuit. Under the terms of the agreement, the Company received an initial payment of $16.0 million, of which $2.0 million is to be used to offset royalty income payments based upon net sales of licensed products covered by the agreement during the first year. The Company will receive in the first annual period (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million inclusive of the $2 million discussed above and at least a minimum royalty of $3.5 million for each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties will be fully creditable against the minimum royalty payments due in the first five years of the agreement. The balance, if any, of the minimum royalty payment will be recognized in the final quarter of the applicable annual royalty period. As a result of this settlement and license agreement with Digene (the "Digene agreement"), the Company recorded a gain on patent litigation settlement of $14.0 million in the first quarter of Fiscal 2005. During the fiscal nine months ended April 30, 2005, the Company recognized royalties from the Digene agreement, which is included in research product revenues and royalty income. See Legal Proceedings.

Net cash provided by investing activities was approximately $9.6 million during the nine months ended April 30, 2005, as compared to net cash used in investing activities of ($1.6) during the nine months ended April 30, 2004. The increase during the 2005 period was primarily the result of the net sales of marketable securities totaling $10.6 million. Net cash provided by financing activities was approximately $0.3 million during the nine months ended April 30, 2005, as compared to $0.9 during the nine months ended April 30, 2004. The cash provided in both periods was primarily from the exercise of stock options. There was less option exercise activity during the 2005 period than the 2004 period.

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

REVENUE RECOGNITION

Revenues from the clinical reference laboratory are recognized when services are provided. The Company's revenue is based on amounts billed or billable for services rendered, net of contractual adjustments and other arrangements made with third-party payers to provide services at less than established billing rates. Revenues from research product sales, excluding certain non-exclusive distribution agreement revenues, are recognized when the products are shipped.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company's ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company estimates the allowance for doubtful accounts primarily based upon the age of the accounts since invoice date. The Company continually monitors its accounts receivable balances and utilizes cash collections data to support the basis for its estimates of the provision for doubtful accounts. Significant changes in payer mix or regulations could have a significant impact on the Company's results of operations and cash flows. In addition, the Company has implemented a process to estimate and review the collections of its receivables based on the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the reserve estimates, which involves judgment. The Company believes that the collectibility of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the correct information in order to bill effectively for the services provided. Revisions in reserve for doubtful accounts estimates are recorded as an adjustment to bad debt expense. The Company believes that its collection and reserves processes, along with the close monitoring of its billing processes, helps reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing operations.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the requirement to recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. As of April 30, 2005, the Company has not recorded an impairment charge.

RESULTS OF OPERATIONS

The following discussion compares the results of operations for the three and nine months ended April 30, 2005 and 2004, respectively.

RESEARCH PRODUCT REVENUES
-------------------------

Research product revenues and royalty income were $2.4 million during the three months ended April 30, 2005, compared to $4.2 million during the same period in 2004, a decrease of $1.8 million or 43%. The decrease was primarily due to the failure of certain distributors to provide the Company with sales information relating to their sales of the Company's products and the inability, therefore, of the Company to recognize any revenue from such sales, partially offset by royalty income from Digene. See Legal Proceedings.

Research product revenues and royalty income was $8.1 million during the nine months ended April 30, 2005, compared to $10.9 million during the same period in 2004, a decrease of $2.8 million or 25%. As with the third quarter, the decrease was primarily due to the failure of certain distributors to provide the Company with sales information relating to their sales of the Company's products and the inability, therefore, of the Company to recognize any revenue from such sales, partially offset by royalty income from Digene. See Legal Proceedings.

CLINICAL LABORATORY SERVICES
----------------------------

Clinical laboratory revenues were $8.6 million during the three months ended April 30, 2005, compared to $7.5 million during the same period in 2004, an increase of $1.1 million or 14%, primarily due to the increase in the number of customer accounts being serviced.

Clinical laboratory revenues were $24.4 million during in the nine months of fiscal 2005, compared to $22.1 million during the same period in 2004, an increase of $2.3 million or 10%, primarily due to the increase in the number of customer accounts being serviced.

COST OF RESEARCH PRODUCT REVENUES
---------------------------------

The cost of research products revenues was $0.5 million during the three months ended April 30, 2005, compared to $0.4 million during the same period in 2004, an increase of $0.1 million, primarily due to certain new products currently being manufactured and the higher costs associated with these new products.

The cost of research products revenues was $1.6 million during the nine months ended April 30, 2005, compared to $1.2 million during the same period in 2004, an increase of $0.4 million, primarily due to certain new products currently being manufactured and the higher costs associated with these new products.

COST OF CLINICAL LABORATORY SERVICES
------------------------------------

The cost of clinical laboratory services was $3.4 million during the three months ended April 30, 2005, compared to $2.6 million during the same period in 2004, an increase of $0.8 million or 31% primarily due to higher costs incurred to perform certain esoteric tests and the increased number of tests performed.

The cost of clinical laboratory services was $9.2 million during the nine months ended April 30, 2005, compared to $7.5 million during the same period in 2004, an increase of $1.7 million or 23%, primarily due to higher costs incurred to perform certain esoteric tests and the increased number of tests performed.

RESEARCH AND DEVELOPMENT EXPENSE
--------------------------------

Research and development expenses were $2.2 million during the three months ended April 30, 2005, compared to $2.1 million during the same period in 2004, an increase of $0.1 million or 7% primarily due to increases in clinical trial study costs for the development of therapeutic products.

Research and development expenses were $6.5 million during the nine months ended April 30, 2005, compared to $6.4 million during the same period in 2004, an increase of $0.1 million or 2% primarily due to increases in clinical trial study costs for the development of therapeutic products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
-------------------------------------------

Selling, general and administrative expenses were $5.4 million during the three months ended April 30, 2005, compared to $3.6 million during the same period in 2004, an increase of $1.8 million or 50%. The increase was primarily due to an increase in direct selling expenditures for our clinical reference laboratory and life science divisions, an increase in information technology costs for the expansion of the data processing connectivity program and infrastructure, and accounting related fees for the compliance with Sarbannes-Oxley regulations.

Selling, general and administrative expenses were $14.3 million during the nine months ended April 30, 2005, compared to $10.9 million during the same period in 2004, an increase of $3.4 million or 31%. The increase was primarily due to an increase in direct selling expenditures for our clinical reference laboratory and life science divisions, an increase in information technology costs for the expansion of the data processing connectivity program and infrastructure, and accounting related fees for the compliance with Sarbannes-Oxley regulations.

LEGAL EXPENSE
-------------

The Company's legal expenses were $1.3 million during both the three months ended April 30, 2005 and 2004.

The Company's legal expenses during the nine months ended April 30, 2005 were $3.7 million, compared to $4.1 million in the 2004 period, a decrease of $0.4 million. The decrease is primarily due to the reduction of legal activities because of the settlement with Digene Corporation during the first quarter ended October 31, 2004.

PROVISION FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE
-----------------------------------------------

The Company's provision for uncollectible accounts receivable in the clinical reference laboratory segment during the three months ended April 30, 2005 was $0.9 million, compared to $2.8 million during the same period in 2004, a decrease of $1.9 million or 67%. The percentage of the provision for uncollectible accounts receivable as a proportion of clinical laboratory services revenues decreased to 11% for the 2005 period as compared to 44% for the 2004 period. This decrease was primarily due to the change in the mix of payers.

The Company's provision for uncollectible accounts receivable in the clinical reference laboratory segment during the nine months ended April 30, 2005 was $3.6 million, compared to $8.4 million during the same period in 2004, a decrease of $4.8 million or 57%. The percentage of the provision for uncollectible accounts receivable as a proportion of clinical laboratory services revenues decreased to 11% for the 2005 period as compared to 44% for the 2004 period. This decrease was primarily due to the change in the mix of payers.

INTEREST INCOME
---------------

The Company earns interest on its cash balances by investing primarily in money market funds and short term (90 days or less) financial instruments with high credit ratings.

Interest income increased $0.1 million to $0.4 million during the three months ended April 30, 2005, compared to $0.3 million during the same period in 2004. The increase was due to larger amounts of cash available for investment.

Interest income increased $0.2 million to $1.1 million during the nine months of fiscal 2005 as compared to $0.9 million during the same period in 2004. The increase was due to larger amounts of cash available for investment.

GAIN ON PATENT LITIGATION SETTLEMENT
------------------------------------

On October 14, 2004, the Company finalized and executed a settlement and license agreement with Digene Corporation to settle its patent litigation lawsuit. Under the terms of the agreement, the Company received an initial payment of $16.0 million, of which $2.0 million is to be used to offset royalty income payments based upon net sales of licensed products covered by the agreement during the first year. The Company will receive in the first annual period (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million inclusive of the $2 million discussed above and at least a minimum royalty of $3.5 million for each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties will be fully creditable against the minimum royalty payments due in the first five years of the agreement. The balance, if any, of the minimum royalty payment will be recognized in the final quarter of the applicable annual royalty period. As a result of this settlement and license agreement with Digene (the "Digene agreement"), the Company recorded a gain on patent litigation settlement of $14.0 million in the first quarter of fiscal 2005. During the fiscal nine months ended April 30, 2005, the Company recognized royalties from the Digene agreement, which is included in research product revenues and royalty income. See Legal Proceedings

BENEFIT (PROVISION) FOR INCOME TAXES
------------------------------------

For the three months ended April 30, 2005 the Company recorded a benefit for income taxes of $1.1 million which was based on the combined effective federal, state and local income tax rates applied to the loss before taxes for the period.

For the nine months ended April 30, 2005 the Company recorded a provision for income taxes of $3.7 million which was based on the combined effective federal, state and local income tax rates applied to the income before taxes for the nine month period.

The provision for income taxes for the nine months ended April 30, 2005, at an effective rate of 42%, was different from the U.S. federal statutory rate of 34% due to state income taxes, net of federal tax deduction (5%), expenses not deductible for income tax return purposes (1%), and the effect of state net operating loss carryforwards (2%).

SEGMENT (LOSS) INCOME BEFORE INCOME TAXES -
THREE MONTHS ENDED APRIL 30, 2005 VS. 2004
-------------------------------------------

The research and development segment's (loss) income before income taxes was (1.0) million compared to $1.1 million in the 2004 period. The decrease in the fiscal 2005 period is primarily the result of a decline of $1.8 million in research product revenues. The Company is not recording revenue on the sales of certain licensed products due to the ongoing dispute with certain distributors. The clinical reference laboratory segment's income (loss) before income taxes was $0.9 million versus a loss of ($0.3) million. This increase is due to higher revenues, due to the increase in the number of customer accounts being serviced, and a lower provision for uncollectible accounts, due to the change in the mix of payers. The Other segment's (loss) before income taxes was ($2.4) million versus ($1.6) million in the 2004 period, primarily due to accounting related fees for the compliance with Sarbannes-Oxley regulations not incurred in the 2004 period.

SEGMENT (LOSS) INCOME BEFORE INCOME TAXES -
NINE MONTHS ENDED APRIL 30, 2005 VS. 2004
-------------------------------------------

The research and development segment's income before income taxes was $12.1 million compared to $1.6 million in the 2004 period. The increase in the fiscal 2005 period resulted from the $14 million gain from the Digene agreement reached during the first fiscal quarter ended October 31, 2004. This gain is partially offset by a decline in research product revenues due to the ongoing dispute with certain distributors on the sales of certain licensed products. The clinical reference laboratory segment's income (loss) before income taxes was $2.4 million versus a loss of ($0.7) million. This increase is due to higher revenues, due to the increase in the number of customer accounts being serviced, and a lower provision for uncollectible accounts, due to the change in the mix of payers. The Other segment's (loss) before income taxes was ($5.8) million versus ($5.3) million in the 2004 period, primarily due to accounting related fees for the compliance with Sarbannes-Oxley regulations not incurred in the 2004 period.

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

On March 6, 2002, the Company was named, along with certain of its officers and directors among others, in a complaint entitled Lawrence F. Glaser and Maureen Glaser, individually and on behalf of Kimberly, Erin, Hannah, and Benjamin Glaser v. Hyman Gross, Barry Weiner, Enzo Biochemical Inc., Elazar Rabbani, Shahram Rabbani, John Delucca, Dena Engelhardt, Richard Keating, Doug Yates, and Does I-50, Case No. CA-02-1242-A, in the U.S. District Court for the Eastern District of Virginia. This complaint was filed by an investor in the Company who had filed for bankruptcy protection and his family. The complaint alleged securities fraud, breach of fiduciary duty, conspiracy, and common law fraud and sought in excess of $150 million in damages. On August 22, 2002, the complaint was voluntarily dismissed; however a new substantially similar complaint was filed at the same time. On October 21, 2002, the Company and the other defendants filed a motion to dismiss the complaint, and the plaintiffs responded by amending the complaint and dropping their claims against defendants Keating and Yates. On November 18, 2002, the Company and the other defendants again moved to dismiss the Amended Complaint. On July 16, 2003, the Court issued a Memorandum Opinion dismissing the Amended Complaint in its entirety with prejudice. Plaintiffs thereafter moved for reconsideration but the Court denied the motion on September 8, 2003. Plaintiffs thereafter appealed the decision to the United States Court of Appeals for the Fourth Circuit. On March 21, 2005, the Fourth Circuit affirmed the lower Court's prior dismissal of all claims asserted in the action, with the sole exception of a portion of the claim for common law fraud and remanded that remaining portion of the action to the U.S. District Court for the Eastern District of Virginia. On May 20, 2005, defendants again moved the District Court to dismiss the sole remaining claim before it and that motion is presently pending before the Court. Discovery has not yet begun in the action but will proceed quickly if the defendants' motion is denied. The Company continues to believe, in any event, that the complaint has no merit whatsoever and intends to continue to defend the action vigorously.

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants' breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants' infringement of patents covering the same. In April, 2003, the Court directed that individual complaints be filed separately against each defendant. The defendants have answered the individual complaints and asserted a variety of affirmative defenses and counterclaims. Fact and expert discovery is ongoing. The Court will conduct a claim construction ("Markman") hearing on June 30, 2005. There can be no assurance that the Company will be successful in this litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company. A trial date has not been set. The Company did not record any revenue from any of the above companies in the three months ended April 30, 2005

On October 28, 2003, the Company and Enzo Life Sciences, Inc., a subsidiary of the Company, filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc. The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company's proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company's products, and that Affymetrix improperly induced collaborators and customers to use the Company's products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix's unauthorized use, development, manufacture, sale, distribution and transfer of the Company's products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company's products in violation of the terms of the agreement and the Company's rights. Subsequent to the filing of the Complaint against Affymetrix, Inc. referenced above, on or about November 10, 2003, Affymetrix, Inc. filed its own complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties' agreement, that it has not infringed certain of Enzo's Patents, and that certain of Enzo's patents are invalid. The Affymetrix complaint also seeks damages for alleged breach of the parties' agreement, unfair competition, and tortiuous interference, as well as injunctive relief. The Company does not believe that the complaint has any merit and intends to defend vigorously. Affymetrix also moved to transfer venue of Enzo's action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix's subsequently filed action. On January 30, 2004, Affymetrix's motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. The Affymetrix action has been consolidated with the Amersham, et al cases for the purposes of discovery. The Company did not record any revenue from Affymetrix during the nine months ended April 30, 2005 and 2004

On June 2, 2004, Roche Diagnostic GmbH and Roche Molecular Systems, Inc. (collectively "Roche") filed suit in the U.S. District Court of the Southern District of New York against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively "Enzo"). The complaint was filed after Enzo rejected Roche's latest cash offer to settle Enzo's claims for, INTER ALIA, alleged breach of contract and misappropriation of Enzo's assets. The complaint seeks declaratory judgment (i) of patent invalidity with respect to U.S. Patent No. 4,994,373,
(ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the "1994 Agreement"), (iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and
(iv) that Enzo's claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition, the suit claims tortious interference and unfair competition. The Company does not believe that the complaint has merit and has vigorously responded to such action with appropriate affirmative defenses and counterclaims. The Roche action has been consolidated with the Amersham, et al cases for discovery. A trial date has not been set. The Company did not record any revenue from Roche during the nine months ended April 30, 2005.

On June 7, 2004, the Company and its wholly-owned subsidiary, Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. The complaint alleges infringement of six patents (relating to DNA sequencing systems, labelled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. Accordingly, Yale is also a plaintiff in the lawsuit. Yale and Enzo are aligned in protecting the validity and enforceability of the patents. Enzo Life Sciences is the owner of the remaining two patents. The complaint seeks permanent injunction and damages (including treble damages for wilful infringement). Defendants answered the complaint on July 29, 2004. The answer pleads affirmative defences of invalidity, estoppel and laches and asserts counterclaims of non-infringement and invalidity. A trial date has not been set. Discovery commences on September 15, 2004. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company. The Company did not record any revenue from either of the above during the nine months ended April 30, 2005 and 2004.

ITEM 6.  EXHIBITS
         ---------

         Exhibit No.       Exhibit
         -----------       -------

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




                                        ENZO BIOCHEM, INC.
                                        ------------------
                                           (Registrant)




Date: June 7, 2005                      by:   /s/Barry Weiner
                                              ---------------
                                              Chief Financial Officer