Form 10-K
period 2005-07-31
ENZO BIOCHEM INC
filed 2005-10-14
CIK 316253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K
(MARK ONE)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to ___________________

                        Commission File Number 001-09974

                               ENZO BIOCHEM, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                            13-2866202
------------------------------------------                    --------------
     (State or other jurisdiction                            (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

         60 Executive Boulevard,
         Farmingdale, New York                                    11735
-------------------------------------                            -------
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

                                 Yes [x]    No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [x]    No [ ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of January 31, 2005, the last business of the registrant's most recently completed second fiscal quarter, was approximately $462,341,000. As of October 3, 2005, the Registrant had 32,142,400 shares of Common Stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

         Portions  of  the  definitive   Proxy  Statement  to  be  delivered  to
shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 20, 2006 are incorporated by reference into Part III.

         PART I

         Item 1.  BUSINESS

         OVERVIEW

         Enzo  Biochem,  Inc.  (the  "Company" or "Enzo") is a life sciences and biotechnology company focused on harnessing genetic processes to develop research tools, diagnostics and therapeutics and the provision of diagnostic services to the medical community. Since our formation in 1976, we have concentrated on developing enabling technologies for detecting and identifying genes and for modifying gene expression. These technologies are generally applicable to the diagnosis of infectious and other diseases and form the basis for a portfolio of products marketed to the biomedical and pharmaceutical research markets. We are further using these technologies as platforms in the development of products for the clinical diagnostics market. In addition, our work in gene analysis has led to the development of therapeutic product candidates, several of which are currently in clinical trials, and several are in preclinical studies. In the course of our research and development activities, we have built what we believe is a significant patent position (comprised of 40 issued U.S. patents, over 167 issued foreign patents, and various pending applications worldwide) around our core technologies.

         The business activities of the Company are performed by the Company's three wholly owned subsidiaries--Enzo Life Sciences, Inc., Enzo Therapeutics, Inc., and Enzo Clinical Labs, Inc. These activities are: (1) research and development, manufacturing and marketing of biomedical research products and tools through Enzo Life Sciences and research and development of therapeutic products through Enzo Therapeutics, and (2) the operation of a clinical laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 15 of the Notes to Consolidated Financial Statements.

         The Company's primary sources of revenue have historically been from sales of research products utilized in life science research and from the clinical laboratory services provided to the healthcare community. For the fiscal years ended July 31, 2005 and 2004, respectively, approximately 24% and 31% of the Company's operating revenues were derived from product sales and approximately 76% and 69% were derived from clinical reference laboratory services.

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

         According to recognized industry sources, the market for molecular diagnostic tools, assays and other products is now more than $3 billion per year as a result of:

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

         APPLY OUR INNOVATIVE TECHNOLOGY TO THE INFECTIOUS DISEASE MARKET

         We believe our core technologies have broad diagnostic and therapeutic applications. We have initially focused our efforts on the infectious disease market. Infectious diseases are among the largest contributors to healthcare costs worldwide. Generally, there are no long-term effective treatments for viral pathogens as there are for bacterial pathogens. We have developed novel technologies we believe can serve as enabling platforms for developing medicines that genetically target and inhibit viral functions, as well as medicines that regulate the immune response. In addition to such therapeutic products, we have capitalized on our nucleic acid labeling, amplification and detection technologies to develop diagnostic and monitoring tests for infectious agents.

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

         During the current fiscal year the Company acquired the rights and intellectual property to a candidate drug and technology intended for use in the treatment of autoimmune uveitis. We also entered into a collaboration agreement with scientists at Ludwig-Maximilians University in Munich, Germany to evaluate certain of Enzo's proprietary technology for treating uveitis in an animal model system. In fiscal 2004, Enzo, through Enzo Therapeutics, entered into two agreements with the University of Connecticut Health Center at Farmington, CT, to license and cooperatively develop novel therapeutics for the stimulation and enhancement of bone formation. The products if any, emanating from this technology could provide potential therapy for bone disorders, including bone loss, fractures, abnormalities, diseases, and other applications. In fiscal
2004, we also entered into a licensing agreement with Thomas Jefferson University, Philadelphia, PA for certain patents relating to the development of products within our therapeutic program. There can be no assurance that any of these collaborative projects will be successful.

         Similarly, we seek to fully exploit the commercial value of our technology by partnering with for-profit enterprises in areas in order to act on opportunities that can be accretive to our efforts in accelerating our development program. In line with this strategy, during fiscal 2004 Enzo acquired the assets of OraGen Corporation, Moorestown, New Jersey and a privately owned biotechnology company specializing in immune regulation technologies. This acquisition is expected to broaden our capabilities in the area of immunological regulation, particularly as it relates to the treatment of infectious diseases.

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

         LEVERAGE MARKETING AND DISTRIBUTION INFRASTRUCTURE OF LEADING LIFE SCIENCES COMPANIES

         During fiscal 2005, Enzo Life Sciences continued to implement an aggressive marketing program designed to more directly service its end users, while simultaneously positioning the Company for product line expansion. The program involves continued increases in the direct field sales force, a comprehensive advertising campaign, increased attendance at top industry trade meetings, as well as the enhancement of the interactive web site. In addition to our direct sales, we distribute our research products through leading producers of gene analysis formats and other life sciences companies. By partnering with these industry leaders, we are able to leverage their established marketing and distribution infrastructure to expand the market for our products. During fiscal 2005, distribution agreements were in effect with, among others, Roche Diagnostic Systems and Perkin-Elmer Life Sciences. The Company received notice in December 2004 that Perkin-Elmer Life Sciences was terminating its agreement with the Company. See Item 3. Legal Proceedings.

         Research product revenue from Affymetrix represented approximately 0%, 0% and 22% of the consolidated revenues in fiscal 2005, 2004 and 2003, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2005 and 2004, of the Company's net accounts receivable no monies were included from this former major distributor. Research product revenue from Perkin-Elmer represented approximately 3%, 8% and 4% of the consolidated revenues in fiscal 2005, 2004 and 2003, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2005 and 2004, approximately 0% and 5%, respectively, of the Company's net accounts receivable relate to amounts due from this distributor. Research product revenue from Amersham represented approximately 0%, 0% and 1% of the consolidated revenues in fiscal 2005, 2004 and 2003, respectively, under a terminated non-exclusive distribution and supply agreement. At July 31, 2004 and 2003, 0% and 2%, respectively, of the Company's net accounts receivable relate to amounts due from this former distributor. Research product revenue from Roche represented approximately 0%, 8% and 6% of the consolidated revenues in fiscal 2005, 2004 and 2003, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2005 and 2004, 0% and 0% respectively of the Company's net accounts receivable relate to amounts due from the this distributor.

The following is a table outlining the above for the respective consolidated fiscal years:

                                       % of Revenue                           % of Accounts Receivable
                               2005                  2004                  2003                  2005                  2004
                               ----                  ----                  ----                  ----                  ----
         Affymetrix             0%                    0%                    22%                   0%                    0%
         Perkin-Elmer           3%                    8%                    4%                    0%                    5%
         Amersham               0%                    0%                    1%                    0%                    0%
         Roche                  0%                    8%                    6%                    0%                    0%

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

         AMPLIFICATION. In the early stages of infection, a pathogen may be present in very small amounts and consequently may be difficult to detect. Using DNA amplification, samples can be treated to cause a pathogen's DNA to be replicated, or amplified, to detectable levels. We have developed a proprietary amplification process for multicopy production of nucleic acid, as well as proprietary techniques for amplifying the signals of our probes to further improve sensitivity. Our amplification technologies are particularly useful for the early detection of very small amounts of target DNA and, unlike PCR (currently the most commonly used method of amplification), we have developed isothermal amplification procedures that can be performed at constant temperatures and thus do not require expensive heating and cooling systems or specialized heat-resistant enzymes.

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

         We believe though there can be no assurance that our vector technology has broad applicability in the field of gene medicine. This can be attributed to the following properties of our construct:

     o   the viral promoters are inactivated;

     o   insertional gene activation is prevented - a major safety factor;

     o   chromosomal integration; and

     o   nuclear localization.

         IMMUNE REGULATION.

         o ORAL  IMMUNE  REGULATION.   We  are  exploring  a  potentially  novel
therapeutic   approach  based  on  immune  regulation.   Our  immune  regulation
technology seeks to control an individual's immune response to a specific antigen in the body. An antigen is a substance that the body perceives is foreign and, consequently, against which the body mounts an immune response. We are developing our technology to treat immune-mediated diseases, infectious diseases and complications arising from transplantation. Our technology utilizes oral administration of known proteins to regulate the subject's immune response against the antigen. Specific formulations of the protein are administered orally to the patient according to precise dosing protocols.

         We have filed patent applications relating to this technology, as well as to our therapeutics and protocols under development, relating to areas of infectious diseases and immunological adjustments and enhancements characteristic of this reaction. There can be no assurance that we will be able to secure patents or that these programs will be successful. We are applying our expertise in immune regulation to develop proprietary therapeutics for the treatment of a variety of diseases, including chronic active hepatitis caused by HBV and HCV infection, graft versus host disease and inflammatory bowel disease, including Crohn's Disease and ulcerative colitis. During this fiscal year, the Company acquired the rights and intellectual property to a candidate drug and technology intended for use in the treatment of autoimmune uveitis, a chronic inflammation of the eye that can lead to blindness.

         o IMMUNE POTENTIATION. We have developed a new immunomodulator agent, EGS21, a beta-D-glucosylceramide (GC) compound, as a potential therapeutic for treating immune mediated disorders. GC is a glycolipid that has been shown by Enzo scientists and collaborators to act as an anti-inflammatory agent in animal model systems, and therefore is being evaluated as an important candidate drug in the treatment of various immune mediated diseases, such as Crohn's disease, hepatitis B, hepatitis C, non-alcoholic steatohepatitis (NASH) or fatty liver and HIV. We believe that GC might be utilized either as a separate therapeutic or as an adjunct or combination treatment with our other platforms for the management of immune mediated disorders.

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

         LABELING AND SIGNALING REAGENTS. We have developed an extensive line of nucleic acid labeling and detections reagent and kits that are designed for the life sciences research market. The products are used by scientists to detect and identify genes in certain specific formats. Our line of kits for the labeling of nucleic acids for the study of specific gene expression is marketed under the BIOARRAY(R) brand name. This product line also includes a new kit for amplifying small quantities of genetic material as well as our new GENEBEAM(TM) system for gene detection and identification.

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

         According to the World Health Organization, there were 60 million individuals worldwide living with HIV infection during 2003. There were 5 million new infections and 3 million deaths from HIV during that same year. Over 20 million have died since the first cases of AIDS were identified in 1981. At present, two classes of products have received FDA marketing approval for HIV-1 infection: reverse transcriptase inhibitors and protease inhibitors. HIV's rapid rate of mutation results in the development of viral strains that no longer respond to these medications. This problem is often exacerbated by interruptions in dosing, as non-compliance is common in patients on combination therapies. Moreover, currently approved drugs produce toxic side-effects in many patients, affecting a variety of organs and tissues, including the peripheral nervous system and gastrointestinal tract, which side-effects also often result in patients interrupting or discontinuing therapy.

         HGTV43(TM) GENE MEDICINE. Enzo's proprietary Stealth Vector(TM) HGTV43(TM) gene construct is a vehicle designed to carry and deliver anti-HIV-1 antisense RNA genes directed against the genes responsible for viral replication. HGTV43 is designed to deliver the antisense genes to targeted blood cells of subjects infected with HIV-1. These genes are incorporated into the DNA of the blood cells, and subsequent production of the antisense RNA prevents replication of the virus, providing resistance to the virus.

         Preclinical IN VITRO studies, performed in conjunction with our academic collaborators, demonstrated resistance to HIV-1 in human immune cells into which the antisense genes had been inserted. Our Phase I clinical trial of the HIV-1 gene medicine is in the long-term safety follow up phase. In this study, white blood cell precursors, known as stem cells, were collected from the subjects. These stem cells were then treated EX VIVO with our Stealth Vector(R) HGTV43(TM) transducing vector and infused into the subject. Results of the trial have shown that all subjects tolerated the procedure and that anti-HIV-1 antisense RNA continued to be expressed in the subjects' circulating white blood cells, the longest running subject at 60 months to date.

         o        all subjects tolerated the procedure;

         o anti HIV-1 antisense RNA was detected in the circulation of subjects, the longest at 60 months

         o purified CD4+ cells from evaluable subjects were tested for the presence of anti HIV-1 antisense RNA and these cells contained the antisense RNA;

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

         The next phase of clinical trials is to be conducted at University of California San Francisco the site of the Phase I study. This study will focus on a strategy designed to increase the percentage of engineered CD4+ cells using a low dose of total body irradiation (TBI). Enzo's protocol for this phase of the study successfully passed review by the National Institutes of Health Recombinant DNA Advisory Committee (RAC) and has been submitted to the UCSF Committee on Human Research (CHR) for approval. We anticipate initiating the study and enrolling subjects as soon as the protocol is successfully reviewed by CHR. The study initiated at New York Presbyterian Hospital-Cornell Medical Center has not enrolled subjects pending completion of manufacturing protocols.

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

         o 46% of subjects showed a decrease in HBV viral load and improvement in liver function tests; and

         o 33% of subjects showed a decrease in inflammation seen on liver biopsy.

         Based on these results, the Company is exploring improved manufacturing processes and pharmaceutical partnerships are being explored.

         Preclinical animal studies with EHT899 showed that this medication was able to achieve complete suppression of HBV-associated human liver cancer and significantly reduced mortality in laboratory mice. These studies may have significant potential application for treatment of liver and other cancers in humans.

         UVEITIS. Posterior uveitis, which results from inflammation of a part of the eye known as the uvea, is believed to result from an immune reaction against some of the antigens in the eye, specifically the S antigen protein
(Sag) and the interphotoreceptor retinoid-binding protein (IRBP). There is no known cure for uveitis, which in the United States, according to the American Uveitis Society, is diagnosed in approximately 38,000 people every year. While there are steps that can be taken to preserve sight and slow the progress of vision loss, individuals with uveitis are also at increased risk of developing cataracts, glaucoma or retinal detachment.

         Enzo recently acquired rights and intellectual property to a candidate drug and technology intended for use in the treatment of uveitis. The drug is the result of a discovery by scientists at the eye clinic of the Ludwig Maximilians University in Munich, Germany, who found a small peptide that when fed to rats with experimental allergic uveitis promoted their recovery. Based on favorable preclinical studies, the developers conducted a small Phase I clinical trial in Germany with encouraging results that indicated a number of the patients treated with the study drug showed a decrease in inflammation and a few showed improved visual acuity.

         Using its immune regulation platform and the recently acquired rights to the candidate drug, Enzo is currently composing a protocol to initiate the next phase of clinical trials that will be submitted to the central regulatory agencies in Germany.

          INFLAMMATORY BOWEL DISEASES. We believe our immune regulation technology may be used to treat inflammatory bowel disease (IBD), including ulcerative colitis and Crohn's Disease. According to the Inflammatory Bowel Disease Foundation, approximately one million persons in the United States suffer from IBD. Although the cause of these disorders remains unknown, various features suggest immune system involvement in their pathogenesis.

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

         Enzo recently completed a Phase II randomized double-blind clinical trial of ALEQUEL(TM) our innovative immune regulation medicine for treatment of Crohn's Disease. In this study, subjects were evaluated using the Crohn's Disease

Activity Index (CDAI), a standard measure of the severity of the disease, with higher scores indicating more severe disease activity. An expanded study to broaden the diversity of the patient population is ongoing at Hadassah Hospital. Enzo plans to continue the study at additional sites in the United States and is currently conducting a selection review process to determine the appropriate site at which to expand the study.

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

         We are conducting pre-clinical and animal studies at Hadassah University Hospital. The results of these studies suggest that our immune regulation technology could be effective in treating GvHD. Currently, clinical protocols are in development.

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

         NON-ALCOHOLIC STATOHEPATITIS (NASH)

         Enzo is evaluating the use of EGS21 as a potential product for treatment of fatty liver or non alcoholic steatohepatitis (NASH). Fatty liver, often associated with a metabolic syndrome defined by hyperlipidemia, insulin resistance and obesity, can be demonstrated by imaging studies in 25% of the general population. Recent studies have suggested an immunologic basis for NASH. This condition is presently considered to be a risk factor for the development of non-alcoholic steatohepatitis (NASH), one of the top three causes of liver disease in the USA and a form of chronic hepatitis that is increasingly recognized as a predisposing condition for the development of liver cirrhosis. NASH is present in 20% of obese individuals and in 2.5% of the general population. Using experimental animal model systems, we showed that EGS21 had a beneficial effect on NASH and its associated metabolic syndrome in these experimental animals. A Phase 2 open label study is currently being conducted at Hadassah-Hebrew University Medical Center.


         CLINICAL LABORATORY SERVICES

         We operate a regional clinical laboratory that offers full diagnostic services to the greater New York and New Jersey medical community. The Company's clinical laboratory testing is utilized by physicians as an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnoses, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues and other samples, such as human cells. Most clinical laboratory tests are considered routine and can be performed by most commercial clinical laboratories. Tests that are not routine and that require more sophisticated equipment and highly skilled personnel are considered esoteric tests and may be performed less frequently than routine tests. The Company does not perform certain low-volume esoteric tests in-house, generally many of these tests are referred to an esoteric clinical testing laboratory that specializes in performing these more complex tests.

         The Company offers a comprehensive menu of routine and esoteric clinical laboratory tests or procedures. These tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication, or search for an otherwise undiagnosed condition.

         We operate a full service clinical laboratory in Farmingdale, NY with an infrastructure that includes a comprehensive information technology, logistics, client service and billing departments. Also, we have a network of nineteen patient service centers and a full service phlebotomy department. Patient service centers collect the specimens as requested by physicians. We also operate a STAT laboratory in Manhattan. A "STAT" lab is a laboratory that has the ability to perform certain routine tests quickly and report results to the physician immediately.

         Patient specimens are delivered to our laboratory facilities by our logistics department accompanied by a test requisition form. These forms, which are completed by the ordering physician, indicate the tests to be performed and demographic patient information. Once this information is entered into the laboratory computer system the tests are performed and the results are entered primarily through an interface from the laboratory testing equipment or in some instances, manually into the laboratory computer system. Most routine testing is completed by early the next morning, and test results are reported to the ordering physician. These test results are either delivered electronically via our EnzoDirect(TM) system or delivered by the logistic department directly to the ordering physicians' offices. Physicians who request that they be called with a result are so notified.

         For fiscal years ended July 31, 2005 and 2004, respectively, 76% and 69% of the Company's revenues were derived from the clinical laboratory. At July 31, 2005 and 2004, respectively, approximately 94% and 89% of the Company's net accounts receivable were derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to clinical laboratory's accounts receivable is limited due to the diversity of the various numbers of third party insurance carriers, the Federal Medicare Program and the numerous individual patient accounts. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during the years ended July 31, 2005, 2004 and 2003 were approximately 20%, 19%, and 11%, respectively, of the Company's total revenue. The clinical laboratory industry is characterized by a significant amount of uncollectible accounts receivable related to the inability to receive accurate and timely billing information in order to forward it on to the third party payers for reimbursement, and the inaccurate information received from the covered individual patients for unreimbursed unpaid amounts. The Company's provision for uncollectible accounts receivable is within historical expectations.

         Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies and the Federal Medicare Program, all of which have different requirements. In New York State, the law prohibits the Company from billing the ordering physician. Compliance with applicable laws and regulations as well as, internal compliance policies and procedures adds further complexity to the billing process. We depend on the ordering physician to provide timely, accurate billing demographic and diagnostic coding information to us. We believe that most of our bad debt expense is primarily the result of missing or incorrect billing information on requisitions received from the ordering physician rather than credit related issues. We perform the requested tests and report test results regardless of whether the billing or diagnostic coding information is incorrect or missing. We subsequently attempt to contact the ordering physician to obtain any missing information and rectify incorrect billing information. Missing or incorrect information on requisition adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable. When all issues relating to the missing or incorrect information are not resolved in a timely manner, the related receivables are fully reserved to the allowance for doubtful accounts or written off. Additional factors complicating the billing process include:

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

         RESEARCH & DEVELOPMENT

         Our principal research and development efforts are directed toward expanding our research and diagnostic product lines, as well as developing innovative new therapeutic products to meet unmet market needs. We have developed our core research expertise in genomics through 25 years of dedicated focus in this area. We conduct our research and other product development efforts through internal research and collaborative relationships. In the fiscal years ended July 31, 2005, 2004 and 2003, the Company incurred costs of approximately $8,452,000, $8,078,000, and $8,311,000, respectively, for research and development activities.

         INTERNAL RESEARCH PROGRAMS

         Our professional staff of 45 scientists, including 23 with post doctorate degrees, performs our internal research and development activities. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

         EXTERNAL RESEARCH COLLABORATIONS

         We have and continue to explore collaborative relationships with prominent companies and leading-edge research institutions in order to maximize the application of our technology in areas where we believe such relationship will benefit the development of our technology.

         SALES AND MARKETING

         Our sales and marketing strategy is to sell our research products through two distinct channels: (i) direct sales to end-users; and (ii) supply agreements with manufacturers and distributors. We market the clinical laboratory services to ordering physicians in the metro New York and New Jersey region through our direct sales force, customer service and patient service representatives.

         We focus our sales efforts on obtaining and retaining profitable accounts. We also have an active account management process to evaluate the profitability of all of our accounts. Where appropriate, we change the service levels and terminate accounts that are not profitable.

         DIRECT SALES AND MARKETING EFFORT

         We market our research products through a direct field sales group and professional sales management team as well as through our interactive e-commerce web site. Our domestic and worldwide marketing efforts also consist of advertisements in major scientific journals, direct mailings to researchers, presentations at scientific seminars and exhibitions at scientific meetings.

         SUPPLY AND DISTRIBUTION ARRANGEMENTS

         We also distribute our research products through leading life sciences companies. Through these arrangements, we are able to leverage the established marketing and distribution infrastructure of these companies. During fiscal 2005, we distributed under an agreement with Perkin-Elmer Life Sciences, among other companies. Enzo Life Sciences is focused on a strategic initiative to expand its direct sales to the end user. See Item 3. Legal Proceedings.

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

         At the end of fiscal 2005 we owned or licensed 40 U.S. and over 167 foreign patents relating to products, methods and procedures resulting from our internal or sponsored research projects. During this year, several patents relating the BioProbe(R) nucleic acid probe system have expired, while additional patents have issued in the U.S. and Europe. There can be no assurance, however, that patents will be issued on pending applications or that any issued patents will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology. We also rely on our trade secrets and continuing technological innovation. We require each of our employees to sign a confidentiality agreement that prohibits the employee from disclosing any confidential information about us, including our technology or trade secrets.

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

         We have developed products that we currently distribute in the United States on a RUO basis. There can be no assurance that the FDA would agree that our distribution of these products meets the requirements for RUO distribution. Furthermore, failure by us or recipients of our RUO products to comply with the regulatory limitations on the distribution and use of such devices could result in enforcement action by the FDA, including the imposition of restrictions on our distribution of these products.

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

         The health care industry has been undergoing significant change because third-party payers, such as Medicare (serving primarily patients 65 and older), Medicaid serving primarily indigent patients, health maintenance organizations and commercial insurers, have increased their efforts to control the cost, utilization and delivery of health care services. To address the problem of increasing health care costs, legislation has been proposed or enacted at both the Federal and state levels to regulate health care delivery in general and clinical laboratories in particular. Additional health care reform efforts are likely to be proposed in the future. In particular, we believe that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payers, commercial insurer and health maintenance organizations are likely to occur as well. We cannot predict the effect that health care reform, if enacted, would have on our business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on our business and operations.

         Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. In 1984, Congress established the Medicare fee schedule for clinical laboratory services, which is applicable to patients covered under Part B of the Medicare program as well as patients receiving Medicaid. Clinical laboratories must bill Medicare directly for the services provided to Medicare beneficiaries and may only collect the amounts permitted under this fee schedule. Reimbursement to clinical laboratories under the Medicare Fee Schedule has been steadily declining since its inception. Furthermore, Medicare has mandated use of the Physicians Current Procedural Terminology ("CPT") for coding of laboratory services which has altered the way we bill these programs for some of our services, thereby reducing the reimbursement that we receive.

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

         Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on our business. We cannot predict, however, whether and what type of legislation will be enacted into law. In addition, reimbursement disapprovals by the third party payers, commercial insures and health maintenance organizations, reductions or delays in the establishment of reimbursement rates, and carrier limitations on the insurance coverage of the Company's services or the use of the Company as a service provider could have a negative effect on the Company's future revenues.

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

         In February 1997, the OIG released a model compliance plan for laboratories. One key aspect of the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. These requirements, and their likely effect on physician test ordering habits, focus on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests, which make up the majority of the Company's business measured in terms of net revenues. Nevertheless, they potentially could affect physicians' test ordering habits more broadly. The Company is unable to predict whether, or to what extent, these developments may have an impact or the utilization of the Company's services.

         The Company seeks to structure its arrangements with physicians and other customers to be in compliance with the Anti-Kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. In addition, in order to address these various Federal and state laws, the Company has developed its own Corporate Compliance Program based upon the OIG model program. The Company's Program focuses on establishing clear standards, training and monitoring of the Company's billing and coding practices. Furthermore, as part of this Program, the Company's Corporate Compliance Committee meets on a regular basis to review various operations and relationships as well as to adopt policies addressing these issues.

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

         The security regulations, which were finalized in February 2003 and went into effect April 2005, require us to ensure the confidentiality, integrity and availability of all electronic protected health information ("EPHI") that we create, receive, maintain, or transmit. We have some flexibility to fashion our own security measures to accomplish these goals, but, in general, the starting point is to determine what security measures we need to take. The security regulations strongly emphasize that we must conduct an accurate and thorough assessment of the potential risks and vulnerabilities of the confidentiality, integrity and availability of our EPHI and then document our response to the various security regulations on the basis of that assessment. We will also be required to create additional policies and procedures in order to comply with these requirements.

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

         MEDICAL REGULATED WASTE

         We are subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens, infectious and hazardous waste, as well as to the safety and health of laboratory employees. All our laboratories are required to operate in accordance with applicable federal and state laws and regulations relating to biohazard disposal of all facilities specimens and we use outside vendors to dispose such specimens. Although we believe that we comply in all respects with such federal, state and local laws, our failure to comply with those laws could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

         OCCUPATIONAL SAFETY

         In addition to its comprehensive regulation of safety in the workplace, the Federal Occupational Safety and Health Administration ("OSHA") has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. The Federal Drug Enforcement Administration regulates the use of controlled substances in testing for drugs of abuse. We are also subject to OSHA's requirement that employers using hazardous chemicals communicate the properties and hazards presented by those chemicals to their employees. We believe that we are in compliance with these OSHA requirements. Our failure to comply with those regulations and requirements could subject us to tort liability, civil fines, criminal penalties and/or other enforcement actions.


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

         We believe that we are in compliance with applicable environmental, safety and health laws and that our continual compliance with these laws will not have a material adverse effect on our business. All of our laboratories are operated in accordance with applicable federal and state laws and regulations relating to hazardous substances and wastes, and we use qualified third-party vendors to dispose of biological specimens and other hazardous wastes. Although we believe that we comply in all respects with such federal, state and local laws, our failure to comply with those laws could subject us to denial of the right to conduct business, civil fines, criminal penalties and/or other enforcement actions. Environmental contamination resulting from spills or disposal of hazardous substances generated by our operations, even if caused by a third-party contractor or occurring at a remote location could result in material liability.

         MANUFACTURING AND FACILITIES

         Most of the manufacturing and scientific efforts for our research and development segment and clinical laboratory segment take place at our leased 43,000 square feet facility in Farmingdale, New York. We have a completely integrated laboratory and manufacturing facility, with special handling capabilities and clean rooms suitable for our operations.

         We also contract with qualified third-party contractors to manufacture our products in cases where we deem it appropriate, for example, when it is not cost-effective to produce a product ourselves or where we seek to leverage the expertise of another manufacturer in a certain area.

         EMPLOYEES

         As of July 31, 2005, we employed 292 full-time and 50 part-time employees. Of the full-time employees, 59 were engaged in research, development, manufacturing, administrative support and marketing of research products and 233 at the clinical reference laboratories. Our scientific staff, including 23 individuals with post doctorate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that the relationships we have established with our employees are good.

         INFORMATION SYSTEMS

         Information systems are used extensively in virtually all aspects of our clinical laboratory business, including laboratory testing, billing, customer service, logistics, and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology systems. Computer systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures that we have taken to prevent unanticipated problems that could affect our information technology systems, sustained or repeated system failures that interrupt our ability to process test orders, deliver test results or perform tests in a timely manner could adversely affect our reputation and result in a loss of customers and net revenues.

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

         FORWARD - LOOKING AND CAUTIONARY STATEMENTS

         This Annual Report contains "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are "forward-looking statements." Forward-looking statements may include the words "believes," "expects," "plans," "intends," "anticipates," "continues" or other similar expressions. These statements are based on the Company's current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company's actual results to differ materially from those described in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These factors and uncertainties include, but are not limited to:

         (a) Heightened competition, including the intensification of price competition.

         (b)  Impact  of  changes  in  payer  mix,   including  the  shift  from
              traditional, fee-for-service medicine to managed-cost health care.

         (c) Adverse actions by governmental or other third-party payers, including unilateral reduction of fee schedules payable to the Company.

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

         (m) Dependence on new technologies for our product development and dependence on product candidates which are in early stages of development.

         (n) Clinical trials for our products will be expensive and their outcome is uncertain. We incur substantial expenses that might not result in approvable or viable products.

         (o) If additional capital is not available, we may need to curtail or cease operations.

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

         Item 2.  PROPERTIES

         The following are the principal facilities of the Company:

                                                                         Approximate                   Lease expiration
         Location                 Principal Operations                   Area (sq. ft.)  Base Rent     Date
         --------                 --------------------                   --------------  ---------     ----
         60 Executive Blvd        Corporate headquarters, clinical       43,000          $1,161,000    March 31, 2017
         Farmingdale, N.Y.        laboratory, research and
                                  manufacturing facilities
                                  (See note 6 of Notes to
                                  Consolidated Financial Statements)

         527 Madison Ave          Executive office                       6,400           $367,000      December 31, 2008
         New York, NY

         In March 2005, the Company amended and extended the lease for its Farmingdale laboratory and headquarters for a period of 12 years. We believe the current facilities are suitable and adequate for the Company's current operating needs for both its clinical laboratories and research and development segments, and that the production capacity in the Farmingdale facility is being substantially utilized.

         Item 3.  LEGAL PROCEEDINGS

         On October 14, 2004, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the "Digene agreement"). Under the terms of the agreement, the Company received an initial payment of $16.0 million, would earn in the first "annual period" (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million, and receive a minimum royalty of $3.5 million in each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties will be fully creditable against the minimum royalty payments due in the first five years of the agreement. The balance, if any, of the minimum royalty payment will be recognized in the final quarter of the applicable annual royalty period. As a result of the Digene agreement, the Company recorded a gain on patent litigation settlement of $14.0 million in the first quarter of fiscal 2005, and deferred $2 million which would be earned from net sales of the Company's licensed products covered by the agreement during the first annual period. As of July 31, 2005, the balance of the deferred revenue from the settlement was $359,400.

         In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants' breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants' infringement of patents covering the same. In April, 2003, the Court directed that individual complaints be filed separately against each defendant. The defendants have answered the individual complaints and asserted a variety of affirmative defenses and counterclaims. Fact discovery is ongoing. The Court conducted a claim construction hearing from July 5-11, 2005. Closing arguments on claim construction issues were conducted on September 30, 2005. There can be no assurance that the Company will be successful in this litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company. The Company recorded revenue from only Perkin Elmer during the fiscal year ended July 31, 2005.

         On October 28, 2003, the Company and Enzo Life Sciences, Inc., a subsidiary of the Company, filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc. The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company's proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company's products, and that Affymetrix improperly induced collaborators and customers to use the Company's products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix's unauthorized use, development, manufacture, sale, distribution and transfer of the Company's products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company's products in violation of the terms of the agreement and the Company's rights. Subsequent to the filing of the Complaint against Affymetrix, Inc. referenced above, on or about November 10, 2003, Affymetrix, Inc. filed its own complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties' agreement, that it has not infringed certain of Enzo's Patents, and that certain of Enzo's patents are invalid. The Affymetrix complaint also seeks damages for alleged breach of the parties' agreement, unfair competition, and tortuous interference, as well as certain injunction relief to prevent alleged unfair competition and tortuous interference. The Company does not believe that the Affymetrix complaint has any merit and intends to defend vigorously. Affymetrix also moved to transfer venue of Enzo's action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix's subsequently filed action. On January 30, 2004, Affymetrix's motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Initial pleadings have been completed and discovery has commenced. The Court conducted a claim construction hearing from July 5 - 11, 2005. Closing arguments on claim construction issues were conducted on September 30, 2005. The Company did not record any revenue from Affymetrix during the fiscal years ended July 31, 2005 and 2004.

         On June 2, 2004 Roche Diagnostic GmbH and Roche Molecular Systems, Inc. (collectively "Roche") filed suit in the U.S. District Court of the Southern District of New York against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively "Enzo"). The complaint was filed after Enzo rejected Roche's latest cash offer to settle Enzo's claims for, INTER ALIA, alleged breach of contract and misappropriation of Enzo's assets. The complaint seeks declaratory judgment (i) of patent invalidity with respect to Enzo's 4,994,373 patent (the "'373 patent"), (ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the "1994 Agreement"), (iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and (iv) that Enzo's claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition, the suit claims tortious interference and unfair competition. The Company does not believe that the complaint has merit and intends to vigorously respond to such action with appropriate affirmative defenses and counterclaims. Enzo filed an Answer and Counterclaims on November 3, 2004 alleging multiple breaches of the 1994 Agreement and related infringement of Enzo's 373 patent. Discovery has commenced. The Court conducted a claim construction hearing from July 5-11, 2005. Closing arguments on claim construction issues were conducted on September 30, 2005. The Company did not record any revenue from Roche during the fiscal year ended July 31, 2005.

         In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. On January 26, 2001, the court granted the defendants' motion for summary judgment that the Company's patent is invalid. On July 15, 2002, the Court of Appeals for the Federal Circuit reversed the judgment of invalidity and remanded the case to the district court for further proceedings. In March 2003, settlements were reached with bioMerieux and Chugai; the settlements did not have a material monetary impact on the Company. In July 2004, the district court again granted another motion by the remaining defendants (Gen-Probe and Becton Dickinson) that all claims of the Company's patent are invalid. The Company filed an appeal of that judgment. On September 30, 2005, the Court of Appeals affirmed the judgment of invalidity. Management does not believe that there will be a significant adverse monetary impact to the Company.

         On March 6, 2002, the Company was named, along with certain of its officers and directors among others, in a complaint entitled Lawrence F. Glaser and Maureen Glaser, individually and on behalf of Kimberly, Erin, Hannah, and Benjamin Glaser v. Hyman Gross, Barry Weiner, Enzo Biochemical Inc., Elazar Rabbani, Shahram Rabbani, John Delucca, Dena Engelhardt, Richard Keating, Doug Yates, and Does I-50, Case No. CA-02-1242-A, in the U.S. District Court for the Eastern District of Virginia. This complaint was filed by an investor in the Company who had filed for bankruptcy protection and his family. The complaint alleged securities fraud, breach of fiduciary duty, conspiracy, and common law fraud and sought in excess of $150 million in damages. On August 22, 2002, the complaint was voluntarily dismissed; however a new substantially similar complaint was filed at the same time. On October 21, 2002, the Company and the other defendants filed a motion to dismiss the complaint, and the plaintiffs responded by amending the complaint and dropping their claims against defendants Keating and Yates. On November 18, 2002, the Company and the other defendants again moved to dismiss the Amended Complaint. On July 16, 2003, the Court issued a Memorandum Opinion dismissing the Amended Complaint in its entirety with prejudice. Plaintiffs thereafter moved for reconsideration but the Court denied the motion on September 8, 2003. Plaintiffs thereafter appealed the decision to the United States Court of Appeals for the Fourth Circuit. On March 21, 2005, the Fourth Circuit affirmed the lower Court's prior dismissal of all claims asserted in the action, with the sole exception of a portion of the claim for common law fraud and remanded that remaining portion of the action to the U.S. District Court for the Eastern District of Virginia. On May 20, 2005, defendants again moved the District Court to dismiss the sole remaining claim before it. On July 14, 2005, the District Court granted defendants' renewed motion to dismiss. On July 29, 2005, Plaintiffs moved to amend their Complaint for reconsideration. On August 19, 2005, the Court denied Plaintiffs' motion to amend and entered final judgment dismissing the complaint. Thereafter, Plaintiffs appealed the order and judgment to the Fourth Circuit. That appeal is presently pending. The Company continues to believe that the complaint has no merit whatsoever and intends to continue to defend the action vigorously.

         On June 7, 2004, the Company and its wholly-owned subsidiary, Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. The complaint alleges infringement of six patents (relating to DNA sequencing systems, labelled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. Accordingly, Yale is also a plaintiff in the lawsuit. Yale and Enzo are aligned in protecting the validity and enforceability of the patents. Enzo Life Sciences is the owner of the remaining two patents. The complaint seeks permanent injunction and damages (including treble damages for wilful infringement). Defendants answered the complaint on July 29, 2004. The answer pleads affirmative defences of invalidity, estoppel and laches and asserts counterclaims of non-infringement and invalidity. Fact discovery is currently scheduled to close on February 28, 2006. Dispositive motions are currently due on March 27, 2006. The trial date is currently scheduled for October 1, 2006. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company. The Company did not record any revenue from either of the above during the fiscal years July 31, 2005 and 2004.

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were brought to a vote of the Company's stockholders in the fourth fiscal quarter ended July 31, 2005.

         PART II

         Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is traded on the New York Stock Exchange (Symbol:ENZ). The following table sets forth the high and low price of the Company's Common Stock for the periods indicated as reported on the New York Stock Exchange.
                                                               HIGH      LOW

         2004 Fiscal Year (August 1, 2003 to July 31, 2004):

         1st Quarter                                          $22.45    $17.35
         2nd Quarter                                          $20.95    $15.85
         3rd Quarter                                          $19.88    $14.20
         4th Quarter                                          $15.69    $12.57

         2005 Fiscal Year (August 1, 2004 to July 31, 2005):

         1st Quarter                                          $17.69    $11.15
         2nd Quarter                                          $20.40    $17.27
         3rd Quarter                                          $19.27    $13.62
         4th Quarter                                          $18.24    $14.08

         As  of  October  10,  2005,   the  Company  had   approximately   1,164
stockholders of record of its Common Stock.

         The Company has not paid a cash dividend on its Common Stock and intends to continue a policy of retaining earnings to finance and build its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future. During fiscal 2005, the Company's board of directors declared a 5% stock dividend on October 5, 2004 payable November 15, 2004 to shareholders of record as of October 25, 2004. The fiscal 2004 per share data was adjusted retroactively to reflect the stock dividend declared on October 5, 2004. In fiscal 2003, the Company's board declared a 5% stock dividend on June 10, 2003 payable July 14, 2003 to shareholders of record as of June 30, 2003. The shares and per share data for fiscal 2003 have been adjusted to retroactively reflect the stock dividend in fiscal 2003. The Company recorded a charge to accumulated deficit and offsetting credits to both common stock and additional paid-in capital of approximately $23,433,400 and $37,709,200 in fiscal 2005 and fiscal 2003, respectively, which reflects the fair value of the stock dividends on the dates of declaration

         Item 6.  SELECTED FINANCIAL DATA

         The following table, which is derived from the audited consolidated financial statements of the Company for the fiscal years 2001 through 2005 should be read together with the discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

                                                                              For the fiscal year ended July 31,
OPERATING RESULTS                                                             (In 000's, except per share data)
                                                          --------------------------------------------------------------------------
                                                               2005            2004            2003            2002            2001
                                                               ----            ----            ----            ----            ----
         Operating revenues                               $  43,403       $  41,644       $  52,767       $  54,015       $  52,266
         Gain on patent litigation settlement                14,000             - -             - -             - -             - -
         Interest income                                      1,523           1,152           1,355           1,350           3,003

         Income (loss) before income taxes                    5,217         (11,080)          5,725          10,340          12,231
         (Provision) benefit for income taxes                (2,213)          4,848          (1,881)         (3,417)         (5,418)
                                                          ---------       ---------       ---------       ---------       ---------
         Net income (loss)                                $   3,004       $  (6,232)      $   3,844       $   6,923           6,813
                                                          =========       =========       =========       =========       =========

         Basic net (loss) income per common share:        $    0.09       $    (.20)      $    0.12       $    0.22       $    0.22
                                                          =========       =========       =========       =========       =========
         Diluted net (loss) income per common share:      $    0.09       $    (.20)      $    0.12       $    0.21       $    0.21
                                                          =========       =========       =========       =========       =========

         Denominator for per share calculation:
              Basic                                          32,097          31,700          31,399          31,359          31,254
              Diluted                                        32,763          31,700          32,175          32,327          32,558

         FINANCIAL POSITION:
         Working capital                                  $  97,011       $  92,259       $  97,723       $  92,772       $  85,094
         Total assets                                       116,466         110,334       $ 115,878         109,291         102,931
         Long term obligations                                  150             300            - -             - -              - -
         Stockholders' equity                             $ 108,267       $ 104,166       $ 109,380         104,733       $  97,517

         No cash dividends have been declared on the Company's common stock.

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

         The Company's source of revenue has been from the direct sales of research products consisting of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements with other companies. Another source of revenue has been from the clinical laboratory service market. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients. Fees billed to patients, Medicare, and third party payers are billed on the laboratory's standard gross fee schedule, subject to any limitations on fees negotiated with the third party payers or with the ordering physicians on behalf of their patients.

         The Company incurs additional costs as a result of our participation in the Medicare programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal regulations. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity and costs to our operations. Government payers such as Medicare, as well as healthcare insurers have taken steps and may continue to take steps to control the costs, utilizations and delivery of healthcare services, including clinical laboratory services. Principally as a result of reimbursement reductions and measures adopted by the Centers for Medicare & Medicaid Services, or CMS, which establishes procedures and continuously evaluates and implements changes in the reimbursement process to control utilization, Despite the added cost and complexity of participating in the Medicare program, we continue to participate because we believe that our other business may depend, in part, on continued participation in Medicare since certain ordering physicians may want a single laboratory capable of performing all of their clinical laboratory testing services, regardless of who pays for such services.

         Information systems are used extensively in virtually all aspects of the clinical laboratory operations, including testing, billing, customer service, logistics, and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology systems. Through maintenance, staffing, and investments in our information technology system, we expect to reduce the risk associated with our heavy reliance on these systems

         The clinical laboratory is subject to seasonal fluctuations in operating results and cash flows. Typically, testing volume declines during the summer months, year end holiday periods and other major holidays, reducing net revenues and operating cash flows. Testing volume is also subject to declines in winter months due to inclement weather, which varies in severity from year to year.

         For the fiscal years ended July 31, 2005 and 2004, respectively, approximately 24% and 31% percent of the Company's operating revenues were derived from research product sales and approximately 76% and 69% were derived from clinical laboratory services.

         Research product revenue from Affymetrix represented approximately 0%, 0% and 22% of the consolidated revenues in fiscal 2005, 2004 and 2003, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2005 and 2004, of the Company's net accounts receivable no monies were included from this former major distributor. Research product revenue from Perkin-Elmer represented approximately 3%, 8% and 4% of the consolidated revenues in fiscal 2005, 2004 and 2003, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2005 and 2004, approximately 0% and 5%, respectively, of the Company's net accounts receivable relate to amounts due from this distributor. Research product revenue from Amersham represented approximately 0%, 0% and 1% of the consolidated revenues in fiscal 2005, 2004 and 2003, respectively, under a terminated non-exclusive distribution and supply agreement. At July 31, 2004 and 2003, 0% and 2%, respectively, of the Company's net accounts receivable relate to amounts due from this former distributor. Research product revenue from Roche represented approximately 0%, 8% and 6% of the consolidated revenues in fiscal 2005, 2004 and 2003, respectively, under a non-exclusive distribution and supply agreement. At July 31, 2005 and 2004, 0% and 0% respectively of the Company's net accounts receivable relate to amounts due from the this distributor.

         The  following  table   summarizes   research   product  revenues  from
non-exclusive distribution agreements for the fiscal years ended July 31, 2005, 2004 and 2003:

                                                % of Revenue                         % of Accounts Receivable
                                      2005               2004               2003               2005               2004
                                      ----               ----               ----               ----               ----
         Affymetrix                    0%                 0%                 22%                0%                 0%
         Perkin-Elmer                  3%                 8%                 4%                 0%                 5%
         Amersham                      0%                 0%                 1%                 0%                 0%
         Roche                         0%                 8%                 6%                 0%                 0%

         On October 14, 2004, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the "Digene agreement"). Under the terms of the agreement, the Company received an initial payment of $16.0 million, would earn in the first "annual period" (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million, and receive a minimum royalty of $3.5 million in each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018.

These quarterly running royalties will be fully creditable against the minimum royalty payments due in the first five years of the agreement. The balance, if any, of the minimum royalty payment will be recognized in the final quarter of the applicable annual royalty period.

         LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 2005, our cash and cash equivalents of $77.0 million and marketable securities of $6.7 million together totaled $83.7 million, an increase of $12.0 million from July 31, 2004. We had working capital of $97.0 million at July 31, 2005 compared to $92.3 million at July 31, 2004. As a result of the Digene agreement, the Company recorded a gain on patent litigation settlement of $14.0 million in the first quarter of fiscal 2005, and deferred $2 million which would be earned from net sales of the Company's licensed products covered by the agreement during the first annual period. As of July 31, 2005, the balance of the deferred revenue from the settlement was $359,400. See Legal Proceedings.

         Net cash provided by operating activities for the year ended July 31, 2005 was approximately $12.8 million as compared to net cash used by operating activities of $5.6 million for the year ended July 31, 2004. The increase in net cash provided by operating activities in fiscal 2005 of $18.4 million was primarily due to fiscal 2005's net income, which includes the gain from the Digene agreement, and by the net change in operating assets and liabilities compared to the prior year, which includes the receipt of the income tax receivable amount of $3.9 million. In fiscal 2005, net cash provided by investing activities increased approximately $13.2 million from fiscal 2004, primarily due to sales of marketable securities. In fiscal 2005, net cash provided by financing activities decreased approximately $0.4 million from fiscal 2004 primarily as a result of the decrease in proceeds from the exercise of stock options.

         Net accounts receivable of $13.4 million and $14.8 million represented 119 days and 141 days of operating revenues at July 31, 2005 and 2004, respectively. The change in net accounts receivable is due to a decrease in accounts receivable at the clinical laboratory of approximately $0.6 million and a decrease of research products accounts receivable of approximately $0.8 million. The decrease in the clinical laboratory receivable is primarily due to improvements in the collection process. The decrease in the research products accounts receivable is primarily due to the decrease in revenues from distributors of research products. Net accounts receivable from our clinical laboratory operations of $12.5 million and $13.1 million represented an average of 143 days and 173 days of clinical laboratory services revenues at July 31, 2005 and 2004, respectively.

         The Company has entered into various real estate and equipment leases. The real estate lease for the Company's Farmingdale headquarters is with a related party. See Note 6 to the Consolidated Financial Statements for a further description of these various leases.

         The following is a summary of future payments under the Company's contractual obligations as of July 31, 2005:

                                                                           PAYMENTS DUE BY PERIOD

                                                                 Less than
                                                    Total        1 year           1-3 years       4-5 years     Over 5 years
                                                    -----        ------           ---------       ---------     ------------
         Real estate and equipment leases         $23,637,000    $2,601,000       $5,394,000      $4,664,000    $10,978,000
                                                  -----------    ----------       ----------      ----------    -----------
         Total contractual cash obligations       $23,637,000    $2,601,000       $5,394,000      $4,664,000    $10,978,000
                                                  ===========    ==========       ==========      ==========    ===========

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

         REVENUE RECOGNITION

         RESEARCH PRODUCT REVENUES

         Revenues from research product sales, exclusive of certain non-exclusive distribution agreements, are recognized when the products are shipped, the sales price is fixed or determinable and collectibility is reasonably assured. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. The Company records such consideration provided to distributors under these non-exclusive distribution agreements as a reduction to research product revenues. The revenue from these non-exclusive distribution agreements are recognized when shipments are made to their respective customers and reported to the Company.

         CLINICAL LABORATORY SERVICES

         Revenues from the clinical laboratory are recognized upon completion of the testing process for a specific patient and reported to the ordering physician. The Company's revenue is based on gross amounts billed or billable for services rendered, net of estimated contractual adjustments and other arrangements made with third-party payers to provide services at less than established billing rates. Our accounting system does not record contractual adjustments at the time of billing. Instead, contractual adjustments, and the provision for doubtful accounts, are estimated based on historical collection experience using a retrospective collection analysis and aging models.

         The following is a table of the clinical laboratory segment's gross billing percentages by billing category:

                                        Fiscal year           Fiscal year
         Gross                        July 31, 2005         July 31, 2004
         Billing category                % to total            % to total
         ----------------                ----------            ----------
         Medicare                               29%                   31%
         Third party carriers                   40%                   40%
         Patient self-pay                       13%                   10%
         HMO's                                  18%                   19%
                                               ----                  ----
         Total                                 100%                  100%
                                               ----                  ----

         CONTRACTUAL ALLOWANCES

         Medicare regulations and the various third party payers and managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our clinical laboratory. We estimate the allowance for contractual allowances based on our interpretation of the applicable regulations and historical calculations. The Company estimates its contractual allowance based on historical collection experience using a retrospective collection analysis and aging models. However, the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations occur frequently necessitating continual review and assessment of the estimation process by management.

         The process the Company uses to determine its estimate of the contractual allowances for its laboratory services segment is based upon a rolling monthly weighted average of historical reimbursement statistics. During the fiscal years ended July 31, 2005, 2004, and 2003, the contractual allowance percentages, determined using the rolling monthly weighted average historical reimbursement statistics, were 72.5%, 70.9%, and 68.0%, respectively.

The Company projects (by using a sensitivity analysis) that each 1% change in the contractual allowance percentage could result in a change in the net accounts receivable of approximately $531,000 and $596,000, as of July 31, 2005 and 2004, respectively, and a change in clinical laboratory services revenues of approximately $1,202,000, $987,000, and $922,000 for the fiscal years ended July 31, 2005, 2004, and 2003, respectively.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company utilizes a historical collection analysis to establish allowances for doubtful accounts for each receivable category, which considers the aging of the receivables and results in an increase in the allowances as the aging of the related receivables increases. The Company believes collection of receivables from self payers is subject to credit risk and the patient's ability to pay.

         The allowance for doubtful accounts also includes the uncollectible balances from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment. In addition, the allowance is increased when a receivable from a third party or HMO remains open due to a denial of coverage based upon the provider relationships. The Company reserved for or wrote off 100% of all accounts receivable (for all payers) over 210 days during fiscal 2005 as it assumed all these accounts are uncollectible. The written off amounts are kept on the aging for patient billing and demographic information. The Company also set up reserves for accounts under 210 days in fiscal 2005. The Company adjusts the estimate for any recoveries on an ongoing basis through the historical collection analysis.

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

         RESULTS OF OPERATIONS

                                                                COMPARATIVE FINANCIAL DATA FOR THE FISCAL YEARS ENDED JULY 31,
                                                                                           (in 000's)

                                                                Increase                           Increase
                                                       2005    Decrease)   % Change        2004   (Decrease)   % Change        2003
                                                   ---------------------------------------------------------------------------------
Revenues:
Research product sales and royalties               $ 10,546    $ (2,426)        (19)   $ 12,972    ($10,281)        (44)   $ 23,253
Clinical laboratory services                         32,857       4,184          15      28,672        (842)         (3)     29,514
                                                   --------    --------    --------    --------    --------    --------    --------
              Total revenue                          43,403       1,758           4      41,644     (11,123)        (21)     52,767


Costs and expenses and other (income):
Cost of research products                             2,196        (322)        (13)      2,518        (871)        (26)      3,389
Cost of laboratory services                          12,548       1,962          19      10,586         993          10       9,593
Research & development                                8,452         374           5       8,078        (233)         (3)      8,311

Selling, general and administrative                  20,069       5,702          40      14,367       2,270          19      12,097
Provision for uncollectible A/R                       4,967      (7,020)        (59)     11,987       2,642          28       9,345
Legal expenses                                        5,476        (864)        (14)      6,340         679          12       5,661
Interest income                                      (1,523)       (371)         32      (1,152)        203         (15)     (1,355)
Gain on patent litigation settlement                (14,000)    (14,000)         --          --          --          --          --
                                                   --------    --------    --------    --------    --------    --------    --------
Costs and expenses                                   38,186     (14,538)        (28)     52,724       5,683          12      47,041

Operating income (loss)                            $  5,217    $ 16,297          --    $(11,080)   $(16,806)         --    $  5,726
                                                   ========                            ========                            ========

         FISCAL 2005 COMPARED TO FISCAL 2004

         Fiscal 2005 research product revenues and royalty income was $10.5 million compared to $13.0 million in fiscal 2004, a decrease of $2.4 million or 19%. The decrease was primarily due to the Company not recording revenue due to the ongoing dispute with certain distributors on the sales of certain licensed products, partially offset by the increase in direct sales of our research products and royalty income from Digene. The decline in the gross profit margin on research product sales and royalties in fiscal 2005 compared to fiscal 2004 is due to the decline in revenues from distributors with whom we had supply agreements. Revenues from these distributors were net of manufacturing costs. See Legal Proceedings.

         Fiscal 2005 clinical laboratory revenues were $32.9 million compared to $28.7 million in fiscal 2004, an increase of $4.2 million or 15%, primarily due to the increase in the number of customer accounts being serviced. This increase in new customer accounts is due to the expansion into the New Jersey and Westchester market that commenced in the fourth quarter of fiscal 2004.

         The cost of research products revenues in fiscal 2005 was $2.2 million compared to $2.5 million in fiscal 2004, a decrease of $0.3 million or 13%, primarily due to lower royalty costs because of the expiration of a licensed patent agreement with Yale University.

         The cost of clinical laboratory services in fiscal 2005 was $12.5 million compared to $10.6 million in fiscal 2004, an increase of $1.9 million or 19%, primarily due to the increased number of tests performed and higher costs incurred to perform certain esoteric tests. The increase in tests performed is due to the new accounts being serviced through the expansion into New Jersey markets.

         Fiscal 2005 research and development expenses were $8.5 million compared to $8.1 million in fiscal 2004, an increase of $0.4 million or 5% primarily due to increases in clinical trial study costs for the development of therapeutic products.

         Fiscal 2005 selling, general and administrative expenses were $20.1 million compared to $14.4 million in fiscal 2004, an increase of $5.7 million or 40%. The increase was primarily due to an increase in direct selling expenditures for our clinical reference laboratory and life science divisions, an increase in information technology costs for the expansion of the information technology connectivity system and data center personnel costs including infrastructure expenses and accounting related fees for the compliance with the Sarbanes-Oxley Act of 2002.

         Fiscal 2005 provision for uncollectible accounts receivable in the clinical reference laboratory segment was $5.0 million, compared to $12.0 million during the same period in 2004, a decrease of $7.0 million or 59%. The percentage of the provision for uncollectible accounts receivable as a proportion of clinical laboratory services revenues decreased to 15.0% in fiscal 2005 compared to 36% for the 2004 period. This decrease was primarily due to improved collection procedures and due to the change in the mix of the demographics of the patients from the New Jersey new customer accounts.

         Fiscal 2005 legal expenses were $5.5 million compared to $6.3 million in fiscal 2004, a decrease of $0.8 million or 14%. The decrease is primarily due to the reduction of legal activities because of the settlement with Digene Corporation during fiscal 2005's first quarter ended October 31, 2004.

         Fiscal 2005 interest income increased $0.4 million or 32% to $1.5 million compared to $1.2 million during fiscal 2004, due to the increased amount of cash available for investment and the increase in interest rates offered on debt securities.. The Company earns interest on its cash and cash equivalents by investing primarily in short term (90 days or less) diverse financial instruments with high credit ratings.

         On October 14, 2004, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the "Digene agreement"). Under the terms of the agreement, the Company received an initial payment of $16.0 million, would earn in the first "annual period" (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million, and receive a minimum royalty of $3.5 million in each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties will be fully creditable against the minimum royalty payments due in the first five years of the agreement. The balance, if any, of the minimum royalty payment will be recognized in the final quarter of the applicable annual royalty period.

         As a result of the above settlement, the Company recorded a gain on patent litigation settlement of $14.0 million in the first quarter of fiscal 2005, and deferred $2 million which would be earned from net sales of the Company's licensed products covered by the agreement during the first annual period. As of July 31, 2005, the balance of the revenue deferred from the settlement was $359,400. See Legal Proceedings.

         In fiscal 2005, the Company's provision for income taxes was $2.2 million which was based on the effective federal, state and local income tax rates applied to the fiscal year's taxable income. The provision for income taxes, at an effective rate of 42%, was different from the U.S. federal statutory rate of 34% due to state income taxes, net of federal tax deduction of approximately 6%, expenses not deductible for income tax return purposes of 2%, a benefit for foreign sales(-1%) and other adjustments of 1%. In fiscal 2004, the Company's benefit for income taxes was $4.8 million which was based on the effective federal, state and local income tax rates applied to the fiscal year's taxable income. The benefit for income taxes, at an effective rate of 44%, was different from the U.S. federal statutory rate of 34% due to state income tax benefit, net of federal, of approximately 4%, a benefit for foreign sales of 2% and other benefits, net, of 4%.

         The research and development segment's fiscal 2005 income before income taxes was $11.5 million compared to a loss of $1.3 million in fiscal 2004. The fiscal 2005 increase resulted from the $14 million gain and related earned royalties from the Digene agreement. The gain was partially offset by a decline in research product revenues due to the ongoing dispute with certain distributors on the sales of certain licensed products. The clinical reference laboratory segment's income before income taxes was $2.8 million versus a loss of $1.5 million. The increase is due to higher revenues, due to the increase in the number of customer accounts being serviced, and a lower provision for uncollectible accounts, due to the change in the mix of payers and the expansion into the New Jersey markets. The Other segment's (loss) before income taxes was ($9.0) million versus ($8.3) million in fiscal 2004, primarily due to accounting related fees for compliance with the Sarbanes-Oxley Act of 2002 not incurred in the 2004 period.

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

         The decrease in research product sales resulted primarily from a decrease in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets related to shipments to Affymetrix, a major distributor. Research product revenue from this one major distributor accounted for approximately 0% and 50% of the Company's total research product revenues in fiscal 2004 and 2003, respectively. See Item 3. Legal Proceedings.

         The decrease of clinical laboratory services revenue was due primarily to the recent downward trends that had indicated a decrease in the reimbursements rates from the Medicare Program, certain third party payers and HMO's. Clinical laboratory services are provided to patients covered by various third party payer programs, including Medicare and health maintenance organizations ("HMO's"). Billings for services are included in revenue net of allowances for contractual discounts and allowances paid for differences between the amounts billed and the estimated amount to be paid. The effect of such reduced reimbursement rates have been reflected in fiscal 2004. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday periods and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year.

         The cost of research products sold decreased by $0.9 million from the prior fiscal year. This decrease was primarily due to the decrease in research product revenue based on the termination of a contract with one major distributor.

         The cost of clinical laboratory services increased by $1.0 million during this period primarily due to an increase in costs with certain esoteric tests and costs related to performing more testing in house.

         Research and development expenses decreased by approximately $0.2 million as a result of a decrease in the expenses related to the clinical trial activities and other research projects.

         Selling, general and administrative expenses increased by $2.2 million during this fiscal year, as compared to the prior year's fiscal year. This increase was primarily due to an increase in both the sales personnel and marketing expenditures for research product sales and clinical laboratory services, an increase at the clinical lab in the information technology expenditures, and an increase in the in-house legal patent costs

         The Company's provision for uncollectible accounts receivable increased by $2.6 million to $11.9 million from $9.3 million as compared to last year. At the clinical laboratory division the percentage of the provision for uncollectible accounts receivable as a relationship to revenue increased to 35.7% this fiscal year as compared to 29.6% for last year. These increases were primarily due to the change in the mix of payers during the current fiscal year. The company wrote off $1.8 million of an uncollectible receivable from one of its distributors at the Life Science division this fiscal year. See Item 3. Legal Proceedings.

         The Company's legal expenses increased by $0.6 million to $6.3 million from $5.7 million as compared to the previous year. This increase is primarily due to the increase in patent infringement proceedings and the increase in the overall legal activities on these infringement proceedings.

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

         Loss before provision for taxes on income from the research and development segment activities and related costs was $1.3 million in fiscal 2004, as compared to income before provision for taxes on income of $9.4 million in fiscal 2003. The decrease in the profit resulted primarily from a decrease in direct sales of research products of labeling and detection reagents for the genomics and sequencing markets to Affymetrix a major distributor. Loss before provision for taxes on income from the clinical reference laboratories segment amounted to a $1.5 million for fiscal 2004, as compared to income of $3.0 million for fiscal 2003. The decrease in income before taxes for the clinical laboratory segment was primarily due to the reduction in reimbursement rates from third party payers. Loss before provision for taxes on income at the other segment amounted to a loss of $8.3 million for fiscal 2004, as compared to a loss of $6.7 million for fiscal 2003, due to the increase in legal expenses in fiscal 2004.

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

         Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report. See Item 15(a) (1) and (2)

         Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

         Item 9A. CONTROLS AND PROCEDURES

         DISCLOSURE CONTROLS AND PROCEDURES.

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act") as of July 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2005, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

         MANAGEMENT'S   ANNUAL  REPORT  ON  INTERNAL   CONTROL  OVER   FINANCIAL
REPORTING.

         Management of Enzo Biochem, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management utilized the criteria set forth in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, to conduct an assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2005. Based on the assessment, management has concluded that, as of July 31, 2005, the Company's internal control over financial reporting is effective.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of July 31, 2005, has been audited by Ernst & Young LLP an independent registered public accounting firm. Ernst & Young LLP has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which is included herein.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         The Company has expended significant resource in achieving compliance with Section 404 of the Sarbanes-Oxley Act. Through internal resources and the assistance of outside consultants, the Company developed and executed a plan to evaluate, document, test and improve, where necessary, its internal controls over financial reporting. Although, as stated below, the Company has not made any changes during the most recent fiscal quarter that have materially affected internal controls over financial reporting, in the course of achieving compliance with the Section 404 of the Sarbanes-Oxley Act, the Company has made changes designed to improve several areas within its system of internal controls. The nature of these changes included greater segregation of responsibilities, better documentation of work procedures and managerial review, dual approvals, revisions to delegation of authority and tightening access restrictions to systems, data and assets.

         There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal fourth quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Enzo Biochem, Inc.

         We have audited management's assessment, included in Item 9A, that Enzo Biochem, Inc. (the "Company") maintained effective internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Enzo Biochem, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

         A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion, management's assessment that Enzo Biochem, Inc. maintained effective internal control over financial reporting as of July 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Enzo Biochem, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2005, based on the COSO criteria.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enzo Biochem, Inc. (the "Company") as of July 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2005 and our report dated October 12, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, NY
October 12, 2005

         ITEM 9B. OTHER INFORMATION

         None

         PART III

         Item 10. DIRECTORS AND EXECUTIVE OFFICERS

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

         JOHN B. SIAS (age 78) has been a Director of the Company since 1982. Mr. Sias had been President and Chief Executive Officer of Chronicle Publishing Company from April 1993 to September 2000. From January 1986 until April 1993, Mr. Sias was President of ABC Network Division, Capital Cities/ABC, Inc. From 1977 until January 1986, he was the Executive Vice President, President of the Publishing Division (which includes Fairchild Publications) of Capital Cities Communications, Inc.

         JOHN J. DELUCCA (age 62) has been a Director of the Company since 1982. From 2003 to 2004, Mr. Delucca was Executive Vice President and Chief Financial Officer of REL Consulting Group. Mr. Delucca was the Chief Financial Officer & Executive Vice President, Finance & Administration of Coty, Inc., from 1999 to 2002. From 1993 until 1999, he was Senior Vice President and Treasurer of RJR Nabisco, Inc. From 1992 to 1993, he was managing director and Chief Financial Officer of Hascoe Associates, Inc. From 1990 to 1992, he was President of The Lexington Group. From 1989 to 1990, he was Senior Vice President-Finance of the Trump Group. From 1986 until 1989, he was senior Vice President-Finance at
International Controls Corp. From 1985 to 1986, he was a Vice President and Treasurer of Textron, Inc. Prior to that, he was a Vice President and Treasurer of the Avco Corporation, which was acquired by Textron.

         IRWIN C. GERSON (age 75) has been a Director of the Company since May 2001. From 1995 until December 1998, Mr. Gerson served as Chairman of Lowe McAdams Healthcare and prior thereto had been, since 1986, Chairman and Chief Executive Officer of William Douglas McAdams, Inc., one of the largest advertising agencies in the U.S. specializing in pharmaceutical marketing and communications to healthcare professionals. In February 2000, he was inducted into the Medical Advertising Hall of Fame. Mr. Gerson has a Bachelor of Science in Pharmacy from Fordham University and an MBA from the NYU Graduate School of Business Administration. He is a director of Andrx Corporation, a NASDAQ listed company which specializes in proprietary drug delivery technologies. From 1990-1999, he was Chairman of the Council of Overseers of the Arnold and Marie Schwartz College of Pharmacy and has served as a trustee of The Albany College of Pharmacy and Long Island University.

         MELVIN F. LAZAR, CPA (age 66) has been a Director of the Company since August 2002. Mr. Lazar was a founding partner of the public accounting firm of Lazar, Levine & Felix (LLP) from 1969 until October 2002. Mr. Lazar and his firm served the business and legal communities for over 30 years. He is an expert on the topic of business valuations and merger and acquisition activities. Mr. Lazar is a board member and chairman of the audit committee of Arbor Realty Trust, Inc. (ABR:NYSE). Arbor is a real estate investment trust (REIT) formed to invest in real estate related bridge and mezzanine loans, preferred equity investments and other real estate related assets. Mr. Lazar is a board member and serves as the Chairman of the Audit Committee of privately owned Active Media Services, Inc., the largest corporate barter company in the nation. Mr. Lazar holds a Bachelor of Business Administration degree from The City College of New York (Baruch College).

         MARCUS A. CONANT, M.D. (age 69) was appointed to the board in July 2004. Dr. Conant received his B.S. and M.D. degrees from Duke University. He was an exchange student at Hammersmith Hospital in London, England and held an Elective Fellowship in Biochemistry at the London Hospital. Dr. Conant has been the recipient of numerous awards, and has served as a member of or consultant to a broad array of scientific societies and associations, community organizations and government committees and has authored or co-authored more than 70 published papers. Dr. Conant is a Clinical Professor at the University of California San Francisco (UCSF) and has been on the faculty of UCSF since 1967. He currently serves as Chairman of the Board of the Conant Foundation, an HIV/AIDS education and research foundation based in San Francisco. Dr. Conant served as principal investigator for Enzo's Phase I clinical trial of its gene medicine for HIV-1 infection.

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

         DR. ELAZAR RABBANI (age 61) Enzo Biochem's founder has served as the Company's Chairman of the Board of Directors and Chief Executive Officer since its inception in 1976. Dr. Rabbani has authored numerous scientific publications in the field of molecular biology, in particular, nucleic acid labeling and detection. He is also the lead inventor of many of the company's pioneering patents covering a wide range of technologies and products. Dr. Rabbani received his Bachelor of Arts degree from New York University in Chemistry and his Ph.D. in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

         SHAHRAM K. RABBANI (age 53) Chief Operating Officer, Treasurer, Secretary and Director, is a founder and has been with the Company since its inception. He is also President of Enzo Clinical Labs. Mr. Rabbani serves on the New York State Clinical Laboratory Association, a professional board. Mr. Rabbani is a trustee of Adelphi University and serves as Chairman of its audit committee. He received a Bachelor of Arts Degree in Chemistry from Adelphi University, located in Long Island, New York.

         BARRY W. WEINER (age 55) President, Chief Financial Officer and Director, is a founder of Enzo Biochem, Inc. He has served as the Company's President since 1996, and previously held the position of Executive Vice President. Before his employment with Enzo, he worked in several managerial and marketing positions at the Colgate Palmolive Company. Mr. Weiner is a Director of the New York Biotechnology Association. He received his Bachelor of Arts degree in Economics from New York University and a Master of Business Administration in Finance from Boston University.

         DR. DEAN ENGELHARDT (age 65) Executive Vice President has held this position since July 2000. Since joining the Company in 1981, Dr. Engelhardt has held several other executive and scientific positions within Enzo Biochem. In addition, Dr. Engelhardt has authored many papers in the area of nucleic acid synthesis and protein production and has been a featured presenter at numerous scientific conferences and meetings. He holds a Ph.D. degree in Molecular Genetics from Rockefeller University.

         DR. NORMAN E. KELKER (age 66) Senior Vice President has held this position since 1989. Before this, he was the Company's Vice President for Scientific Affairs. Dr. Kelker has authored numerous scientific papers and presentations in the biotechnology field. He is a member of American Society of Microbiology and the American Association of the Advancement of Science. Dr. Kelker received his Ph.D. in Microbiology and Public Health from Michigan State University.

         HERBERT B. BASS (age 57) Vice President of Finance for the Company and is also Senior Vice President of Enzo Clinical Labs. Before his promotion in 1989 to Vice President of Finance, Mr. Bass served as the Corporate Controller of the Company. Mr. Bass has been with The Company since 1986. From 1977 to 1986, Mr. Bass held various positions at Danziger and Friedman, Certified Public Accountants, the most recent of which was audit manager. For the preceding seven
(7) years, he held various positions at Berenson & Berenson, Certified Public Accountants. Mr. Bass received a Bachelor of Business Administration degree in Accounting from Bernard M. Baruch College, in New York City.

         DR. BARBARA E. THALENFELD (age 65) Vice President of Corporate Development for Enzo Biochem and Vice President of Clinical Affairs for Enzo Therapeutics. Dr. Thalenfeld has been employed with the Company since 1982. She has authored numerous scientific papers in the areas of molecular biology and genetics, and is a member of the American Society of Gene Therapy, the Association of Clinical Research Professionals, and the Drug Development Association. Dr. Thalenfeld received her Ph.D. at the Institute of Microbiology at Hebrew University in Jerusalem, Israel and a Master of Science degree in Molecular Biology from Yale University. She also completed a Post Doctoral Fellowship in the Department of Biological Sciences at Columbia University.

         DAVID C. GOLDBERG (age 48) Vice President of Business Development for Enzo Biochem and Senior Vice President of Enzo Clinical Labs has been employed with the company since 1985. He has held several managerial positions within Enzo Biochem. Mr. Goldberg also held management and marketing positions with DuPont-NEN and Gallard Schlesinger Industries before joining the Company. He received a Master of Science degree in Microbiology from Rutgers University and a Master of Business Administration in Finance from New York University.

         Dr. Elazar Rabbani and Shahram K. Rabbani are brothers and Barry W. Weiner is their brother-in-law.

         Item 11. EXECUTIVE COMPENSATION

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2005 and is incorporated herein by reference.

         Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2005 and is incorporated herein by reference.

         Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2005 and is incorporated herein by reference.

         Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required under this item will be set forth in the Company's proxy statement expected to be filed with the Securities and Exchange Commission on or before November 28, 2005 and is incorporated herein by reference.

         PART IV

         Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

         (a)  (1) Consolidated Financial Statements
                    Consolidated Balance Sheets - July 31, 2005 and 2004 Consolidated Statements of Operations- Years ended July 31, 2005, 2004 and 2003
                    Consolidated Statements of Stockholders' Equity - Years ended July 31, 2005, 2004 and 2003
                    Consolidated Statements of Cash Flows - Years ended July 31, 2005, 2004 and 2003
                    Notes to Consolidated Financial Statements.

         (2) Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts

         All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

              (3) Exhibits

         The following documents are filed as Exhibits to this Annual Report on Form 10-K:

         Exhibit           Description
         No.               -----------
         --------
         3(a)      Certificate of Incorporation, as amended  March 17, 1980. (1)

         3(b) June 16, 1981 Certificate of Amendment of the Certificate of Incorporation. (2)

         3(c)      Certificate of Amendment to the Certificate of Incorporation.
                   (3)

         3(d)      Bylaws. (1)

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

         10(m)     1999 Stock Option Plan filed. (8)

         10(n)     Amendment to Elazar Rabbani's employment agreement. (9)

         10(o)     Amendment to Shahram Rabbani's employment agreement. (9)

         10(p)     Amendment to Barry Weiner's employment agreement. (9)

         10(r)     Code of Ethics (10)

         10(s) Settlement and License Agreement with Digene Corporation effective as of September 30, 2004 (10) (12)

         10(t) Joint Stipulation and Order of Dismissal with Prejudice dated October 14, 2004 (10) (12).

         10(u)     2005 Equity Compensation Incentive Plan (11)

         10(v)     Lease agreement with Pari Management (filed herewith)

         14(a)     Code of Ethics (10)

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

         Notes to exhibits

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

         (10) This exhibit filed with the Company's Annual Report on Form 10-K for the year ended July 31, 2004 and is incorporated herein by reference

         (11) This exhibit was filed as an exhibit to the Company's Proxy Statement of Schedule 14A filed on January 19, 2005 and is incorporated herein by reference

         (12) These exhibits are subject to a confidential treatment request pursuant to securities exchange act rules.

         (b)       See Item 15(a) (3), above.
         (c)       See Item 15(a) (2), above.

         SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ENZO BIOCHEM, INC.


      Date:October 14, 2005                      By:   /s/ Elazar Rabbani Ph.D.
                                                       ------------------------
                                                       Chairman of the Board


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By: /s/  Elazar Rabbani Ph.D.                             October 14, 2005
      -----------------------------
      Elazar Rabbani
      Chairman of Board of Directors
      (Principal Executive Officer)

      By: /s/  Shahram K. Rabbani                               October 14, 2005
      ----------------------------
      Shahram K. Rabbani,
      Chief Operating Officer, Secretary and Director

      By: /s/  Barry W. Weiner                                  October 14, 2005
      ------------------------
      Barry W. Weiner,
      President, Chief Financial Officer, and Director

      By: /s/  John B. Sias                                     October 14, 2005
      ---------------------
      John B. Sias, Director

      By: /s/ John J. Delucca                                   October 14, 2005
      ------------------------
      John J. Delucca, Director

      By: /s/  Irwin Gerson                                     October 14, 2005
      ---------------------------
      Irwin Gerson, Director

      By: /s/  Melvin F. Lazar                                  October 14, 2005
      -------------------------
      Melvin F. Lazar, Director


      Marcus A. Conant, Director

FORM 10-K, ITEM 15(a) (1) and (2)
ENZO BIOCHEM, INC.


                  LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


The following consolidated financial statements and financial statement schedule of Enzo Biochem, Inc. are included in Item 15(a):

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets -- July 31, 2005 and 2004                        F-3

Consolidated Statements of Operations --
         Fiscal years ended July 31, 2005, 2004 and 2003                     F-4

Consolidated Statements of Stockholders' Equity --
         Years ended July 31, 2005, 2004 and 2003                            F-5

Consolidated Statements of Cash Flows --
         Years ended July 31, 2005, 2004 and 2003                            F-6

Notes to Consolidated Financial Statements                                   F-7

Schedule II - Valuation and Qualifying Accounts --
         Years ended July 31, 2005, 2004 and 2003                            S-1




All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Enzo Biochem, Inc

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. (the "Company") as of July 31, 2005, and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of July 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 12, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, NY
October 12, 2005

                               ENZO BIOCHEM, INC.
                           CONSOLIDATED BALANCE SHEETS



ASSETS
                                                                                                               July 31,
                                                                                                 -----------------------------------
Current assets:                                                                                       2005                 2004
                                                                                                      ----                 ----
   Cash and cash equivalents .............................................................       $  76,980,900        $  54,499,100
   Marketable securities .................................................................           6,713,600           17,241,500
   Accounts receivable, net of allowance for doubtful accounts of $2,291,700
     in 2005 and $2,770,300 in 2004 ......................................................          13,420,500           14,794,400
   Income tax receivable .................................................................                  --            3,906,900
   Inventories ...........................................................................           2,876,100            3,434,300
   Prepaid expenses ......................................................................           2,579,900            1,832,500
   Prepaid taxes .........................................................................           1,329,200                   --
   Deferred taxes ........................................................................             899,700            1,974,800
                                                                                                 -------------        -------------
Total current assets .....................................................................         104,799,900           97,683,500

Property and equipment, net of accumulated depreciation
    and amortization of $7,278,700 in 2005 and $7,681,000 in 2004 ........................           2,669,500            2,414,600
Goodwill .................................................................................           7,452,000            7,452,000
Patent costs, net of accumulated amortization of $9,695,300 in 2005
and $8,383,600 in 2004 ...................................................................           1,332,800            2,624,500
Other ....................................................................................             211,600              159,600
                                                                                                 -------------        -------------
                                                                                                 $ 116,465,800        $ 110,334,200
                                                                                                 =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued legal fees ....................................................................       $   2,716,800        $   2,050,500
   Trade accounts payable ................................................................           2,413,600            2,092,300
   Other accrued expenses ................................................................           1,347,900              494,300
   Accrued payroll .......................................................................             515,100              475,400
   Deferred revenue ......................................................................             359,400                   --
   Accrued research and development expenses .............................................             286,300              225,000
   Installment payable ...................................................................             150,000                   --
   Deferred rent .........................................................................                  --               86,700
                                                                                                 -------------        -------------
Total current liabilities ................................................................           7,789,100            5,424,200

Deferred taxes ...........................................................................             260,000              444,200
Long term installment payable ............................................................             150,000              300,000

Commitments

Stockholders' equity:
   Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding
   Common Stock, $.01 par value; authorized 75,000,000 shares; shares
       issued: 32,526,800 in 2005 and 30,864,800 in 2004 .................................             325,300              308,600
   Additional paid-in capital ............................................................         230,643,800          205,920,000
   Less treasury stock at cost: 384,400 shares in 2005
       and 349,900 shares in 2004 ........................................................          (5,994,400)          (5,668,900)
   Accumulated deficit ...................................................................        (116,577,400)         (96,148,000)
   Accumulated other comprehensive loss ..................................................            (130,600)            (245,900)
                                                                                                 -------------        -------------
Total stockholders' equity ...............................................................         108,266,700          104,165,800
                                                                                                 -------------        -------------
                                                                                                 $ 116,465,800        $ 110,334,200
                                                                                                 =============        =============

                             See accompanying notes

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            Fiscal years ended July 31,
                                                                           ---------------------------------------------------------
                                                                                   2005                  2004                  2003
                                                                                   ----                  ----                  ----
Revenues:
   Research product revenues and royalty income ..................         $ 10,546,000          $ 12,972,200          $ 23,253,100
   Clinical laboratory services ..................................           32,856,600            28,672,200            29,513,900
                                                                           ------------          ------------          ------------
                                                                             43,402,600            41,644,400            52,767,000

Costs and expenses and other (income):
   Cost of research product revenues .............................            2,196,400             2,517,800             3,388,900
   Cost of clinical laboratory services ..........................           12,547,600            10,586,200             9,592,900
   Research and development expense ..............................            8,452,400             8,078,300             8,311,200
   Selling, general, and administrative expense ..................           20,069,200            14,367,200            12,097,400
   Provision for uncollectible accounts receivable ...............            4,967,100            11,986,500             9,345,300
   Legal expense .................................................            5,475,500             6,339,900             5,661,000
   Interest income ...............................................           (1,522,900)           (1,151,800)           (1,355,000)
   Gain on patent litigation settlement ..........................          (14,000,000)                   --                    --
                                                                           ------------          ------------          ------------
                                                                             38,185,300            52,724,100            47,041,700

Income (loss) before income taxes ................................            5,217,300           (11,079,700)            5,725,300
(Provision) benefit for income taxes .............................           (2,213,300)            4,848,100            (1,881,300)
                                                                           ------------          ------------          ------------
Net income (loss) ................................................         $  3,004,000          ($ 6,231,600)         $  3,844,000
                                                                           ============          ============          ============

Net income (loss) per common share:
   Basic .........................................................         $       0.09          ($      0.20)         $       0.12
                                                                           ============          ============          ============
   Diluted .......................................................         $       0.09          ($      0.20)         $       0.12
                                                                           ============          ============          ============

Weighted average common shares outstanding:
   Basic .........................................................           32,097,000            31,700,000            31,399,000
                                                                           ============          ============          ============
   Diluted .......................................................           32,763,000            31,700,000            32,175,000
                                                                           ============          ============          ============

                             See accompanying notes

                               ENZO BIOCHEM INC
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED JULY 31, 2005, 2004 AND 2003


                                                          COMMON         TREASURY           Common      Additional        Treasury
                                                           STOCK            STOCK            Stock         Paid-in           Stock
                                                          SHARES           SHARES           Amount         Capital          Amount
                                                          ------           ------           ------         -------          ------
Balance at July 31, 2002 .......................      28,459,800               --   $     284,600    $ 160,499,800              --
Net income for the year ended July 31, 2003 ....              --               --              --               --              --
Unrealized loss on available for-sale
    securities, net of tax .....................              --               --              --               --              --

Comprehensive income ...........................

5% stock dividend (fair value on date declared)        1,423,600               --          14,300       37,694,900              --
Increase in common stock and paid-in capital
   due to exercise of stock options ............          73,300               --             700          630,100              --
Issuance of stock for employee 401(k) plan match          18,400               --             200          257,000              --
                                                    --------------------------------------------------------------------------------
Balance at July 31, 2003 .......................      29,975,100               --         299,800      199,081,800              --

Net loss for the year ended July 31, 2004 ......              --               --              --               --              --
Unrealized loss on available for-sale
    securities, net of tax .....................              --               --              --               --              --

Comprehensive loss .............................

Purchase of treasury stock .....................              --          349,900              --               --     ($5,668,900)
Increase in common stock and paid-in capital
   due to exercise of stock options ............         873,900               --           8,700        6,556,100              --
Issuance of stock for employee 401(k) plan match          15,800               --             100          282,100              --
                                                    --------------------------------------------------------------------------------
Balance at July 31, 2004 .......................      30,864,800          349,900         308,600      205,920,000      (5,668,900)

Net income for the year ended July 31, 2005 ....              --               --              --               --              --
Unrealized gain on available for-sale
    securities, net of tax .....................              --               --              --               --              --
Reclassification adjustment for net loss
realized and reported in net income ............              --               --              --               --              --
Valuation reserve ..............................

Comprehensive loss .............................

5% stock dividend (fair value on date declared)        1,543,600           17,500          15,500       23,417,900              --
Purchase of treasury stock .....................              --           17,000                                         (325,500)
Tax benefit for stock options exercised ........                                                           124,300
Increase in common stock and paid-in capital
   due to exercise of stock options ............         100,300               --           1,000          830,200              --
Issuance of stock for employee 401(k) plan match          18,100                              200          351,400              --
                                                    --------------------------------------------------------------------------------
Balance at July 31, 2005 .......................      32,526,800          384,400   $     325,300    $ 230,643,800     ($5,994,400)
                                                    ================================================================================


                                                                                          Accumulated
                                                                               Other            Total
                                                        Accumulated    Comprehensive    Stockholders'
                                                            Deficit             Loss           Equity
                                                            -------             ----           ------
Balance at July 31, 2002 .......................      ($ 56,051,200)              --    $ 104,733,200
Net income for the year ended July 31, 2003 ....          3,844,000               --        3,844,000
Unrealized loss on available for-sale
    securities, net of tax .....................                 --         ($85,000)         (85,000)
                                                                                        -------------
Comprehensive income ...........................                                            3,759,000
                                                                                        =============
5% stock dividend (fair value on date declared)         (37,709,200)              --               --
Increase in common stock and paid-in capital
   due to exercise of stock options ............                 --               --          630,800
Issuance of stock for employee 401(k) plan match                 --               --          257,200
                                                    -------------------------------------------------
Balance at July 31, 2003 .......................        (89,916,400)         (85,000)     109,380,200

Net loss for the year ended July 31, 2004 ......         (6,231,600)              --       (6,231,600)
Unrealized loss on available for-sale
    securities, net of tax .....................                 --         (160,900)        (160,900)
                                                                                        -------------
Comprehensive loss .............................                                           (6,392,500)
                                                                                        =============
Purchase of treasury stock .....................                 --               --       (5,668,900)
Increase in common stock and paid-in capital
   due to exercise of stock options ............                 --               --        6,564,800
Issuance of stock for employee 401(k) plan match                 --               --          282,200
                                                    -------------------------------------------------
Balance at July 31, 2004 .......................        (96,148,000)        (245,900)     104,165,800

Net income for the year ended July 31, 2005 ....      $   3,004,000               --        3,004,000
Unrealized gain on available for-sale
    securities, net of tax .....................                 --           43,100
Reclassification adjustment for net loss
realized and reported in net income ............                 --          122,000
Valuation reserve ..............................                             (49,800)         115,300
                                                                           ---------    -------------
Comprehensive loss .............................                                            3,119,300
                                                                                        =============
5% stock dividend (fair value on date declared)         (23,433,400)              --               --
Purchase of treasury stock .....................                 --               --         (325,500)
Tax benefit for stock options exercised ........                                              124,300
Increase in common stock and paid-in capital
   due to exercise of stock options ............                 --               --          831,200
Issuance of stock for employee 401(k) plan match                 --               --          351,600
                                                    -------------------------------------------------
Balance at July 31, 2005 .......................      ($116,577,400)       ($130,600)   $ 108,266,700
                                                    =================================================

                             See accompanying notes

                                ENZO BIOCHEM, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Fiscal years ended July 31,
                                                                                 ---------------------------------------------------
                                                                                         2005               2004               2003
                                                                                         ----               ----               ----
OPERATING ACTIVITIES
Net income (loss) .........................................................      $  3,004,000       ($ 6,231,600)      $  3,844,000
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Depreciation and amortization of property and equipment ..............         1,020,400          1,076,000          1,058,000
     Amortization of patent costs .........................................         1,311,700          1,285,500            750,000
     Provision for uncollectible accounts receivable ......................         4,967,100         11,986,500          9,345,300
     Deferred taxes .......................................................           890,900         (1,650,700)          (128,100)
     Issuance of stock for 401 K plan employer match ......................           351,600            282,200            257,200
     Deferred rent ........................................................           (86,700)          (232,600)          (195,400)
     Loss on sales of marketable securities ...............................           200,200                 --                 --
     Tax benefit on stock option exercise .................................           124,300                 --                 --
     Other ................................................................           (51,900)             1,400            (14,800)

     Changes in operating assets and liabilities:
        Accounts receivable before provision for
        uncollectible amounts .............................................        (3,593,200)        (9,514,500)        (6,344,200)
        Inventories .......................................................           558,200            (12,500)           768,400
        Income taxes receivable ...........................................         3,906,900         (3,364,600)         1,426,300
        Prepaid expenses ..................................................          (747,400)           400,400           (741,900)
        Prepaid taxes .....................................................        (1,329,200)                --                 --
        Trade accounts payable and other accrued expenses .................         1,174,900            714,600           (374,700)
        Accrued research and development expenses .........................            61,300           (228,400)           453,400
        Deferred revenue ..................................................           359,400                 --                 --
        Accrued legal fees ................................................           666,300            135,300          1,775,200
        Accrued payroll ...................................................            39,700           (227,600)           227,100
                                                                                 ------------       ------------       ------------
        Total adjustments .................................................         9,824,500            651,000          8,261,800
                                                                                 ------------       ------------       ------------

           Net cash provided by (used in) operating activities ............        12,828,500         (5,580,600)        12,105,800
                                                                                 ------------       ------------       ------------

INVESTING ACTIVITIES
    Capital expenditures ..................................................        (1,275,700)        (1,303,800)          (956,700)
    Patent costs deferred .................................................           (19,700)          (443,800)          (353,900)
    Sales (purchases) of marketable securities, net .......................        10,442,800         (2,349,000)       (15,293,400)
                                                                                 ------------       ------------       ------------
           Net cash provided by (used in) investing activities ............         9,147,400         (4,096,600)       (16,604,000)
                                                                                 ------------       ------------       ------------

FINANCING ACTIVITIES
    Proceeds from the exercise of stock options, net ......................           505,900            895,700            630,800
    Proceeds from insurance loss ..........................................                --             13,000                 --
                                                                                 ------------       ------------       ------------
           Net cash provided by financing activities ......................           505,900            908,700            630,800
                                                                                 ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents ......................        22,481,800         (8,768,500)        (3,867,400)
Cash and cash equivalents at the beginning of the year ....................        54,499,100         63,267,600         67,135,000
                                                                                 ------------       ------------       ------------
Cash and cash equivalents at the end of the year ..........................      $ 76,980,900       $ 54,499,100       $ 63,267,600
                                                                                 ============       ============       ============

See Note 2 for supplemental disclosure for statement of cash flows - non cash transactions

                             See accompanying notes

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003


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

CASH AND CASH EQUIVALENTS

The Company considers its investments in highly liquid corporate debt instruments with maturities of three months or less at the date of purchase to be cash equivalents. The Company limits concentration of credit risk by diversifying its investments among a variety of high credit quality issuers.

MARKETABLE SECURITIES

Investments with a maturity greater than three months at the date of purchase are designated as marketable securities. At July 31, 2005 and 2004, management designated marketable securities held by the Company as available-for-sale securities, for purposes of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Securities available-for-sale are carried at fair value with the unrealized losses reported in stockholders' equity under the caption "Accumulated other comprehensive loss".

The Company periodically reviews its investment portfolio to determine if there is an impairment that is other than temporary. In testing for impairment, the Company considers, among other factors, the length of time and the extent of a security's unrealized loss, the financial condition and near term prospects of the issuer, economic forecasts and market or industry trends. The cost of marketable securities sold is based on the original cost basis plus any reinvested dividends.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that subject the Company to significant concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities, net accounts receivable, accounts payable and accrued liabilities, which are carried at cost, which management believes approximates fair value. The Company's cash equivalents and marketable securities are invested in financial instruments with high credit ratings.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003


CONCENTRATION OF CREDIT RISK

At July 31, 2005 and 2004, approximately 94% and 89%, respectively, of the Company's net accounts receivable relates to its clinical reference laboratory business, which operates in the New York Metropolitan area. The Company believes that the concentration of credit risk with respect to clinical laboratory's accounts receivable is limited due to the diversity of the Company's client base,  the  number  of  insurance  carriers  it  deals  with,  and its  numerous individual patient accounts. As is standard in the health care industry, substantially all of the Company's clinical laboratory's accounts receivable is with numerous third party insurance carriers and individual patient accounts. The Company also provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Revenue, net of contractual allowances, from direct billings under the Federal Medicare program during the years ended July 31, 2005, 2004 and 2003 were approximately 20%, 19% and 11%, respectively, of the Company's total revenue. The clinical reference laboratory industry is characterized by a significant amount of uncollectible accounts receivable resulting from the inability to receive accurate and timely billing information in order to forward it to the third party payers for reimbursement, and the inaccurate information received from the covered individual patients for unreimbursed unpaid amounts.

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

PATENT COSTS

The Company capitalizes certain legal costs directly incurred in pursuing patent applications as deferred patent costs under its research and development segment. When such applications result in an issued patent, the related costs are amortized over a ten year period or the life of the patent, whichever is shorter, using the straight-line method. The Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130"), requires reporting and displaying of comprehensive loss and its components. In accordance with SFAS 130, the accumulated balance of other comprehensive loss, which is comprised of net unrealized losses on marketable securities, is disclosed as a separate component of stockholders' equity.

REVENUE RECOGNITION

Revenues from the clinical laboratory are recognized upon completion of the testing process for a specific patient and reported to the ordering physician. The Company's revenue is based on amounts billed or billable for services rendered, net of contractual adjustments and other arrangements made with third-party payers to provide services at less than established billing rates. The Company's contractual adjustments, and the provision for doubtful accounts, are estimated based on historical collection experience using a retrospective collection analysis and aging models. Should circumstances change (e.g. shift in payer mix, decline in economic conditions, or deterioration in aging of patient receivables), our estimates of the net realizable value of patient receivables could be reduced by a material amount.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003


Revenues from research product sales, exclusive of certain non-exclusive distribution agreements, are recognized when the products are shipped, the sales price is fixed or determinable and collectibility is reasonably assured. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. The Company records such consideration provided to distributors under these non-exclusive distribution agreements as a reduction to research product revenues. During the fiscal years ended July 31, 2005, 2004, and 2003, the manufacturing and processing cost of these products sold was $0.7 million, $7.4 million, and $7.0 million, respectively. The revenue from these non-exclusive distribution agreements are recognized when shipments are made to their respective customers and reported to the Company.

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

SHIPPING AND HANDLING COSTS

Research product revenue shipping and handling costs included in selling expense amounted to approximately $299,000, $384,000, and $414,000 for fiscal years ended July 31, 2005, 2004, and 2003, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs are charged to research and development expenses as incurred. Such costs include costs of scientific personnel, supplies, consultants, allocated facility costs, costs related to pre-clinical and clinical trials, and amortization of patent expense.

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

GOODWILL AND OTHER INTANGIBLES

The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 142 ("SFAS 142"), Goodwill and Other Intangibles. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. All of the Company's goodwill is related to their clinical reference laboratory segment. The Company adopted SFAS No. 142 as of August 1, 2002 and has performed the requisite impairment testing. The Company has performed their annual

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003


impairment testing during the fourth quarter of its fiscal year. Based on this testing, there is no impairment to the goodwill recorded on the accompanying balance sheet as of July 31, 2005 and 2004.

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

The Company periodically evaluates the recoverability of the net carrying value of its property, and intangible assets. An impairment loss is recognized when the carrying value of the long-lived asset exceeds its undiscounted future cash flows and its fair value. A loss on impairment would be recognized through a charge to earnings. No impairment charges were required in fiscal 2005, 2004, or 2003.

SEGMENT REPORTING

The FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for reporting information on operating segments in interim and annual financial statements. An enterprise is required to separately report information about each operating segment that engages in business activities from which the segment may earn revenues and incur expenses, whose separate operating results are regularly reviewed by the chief operating decision maker regarding allocation of resources and performance assessment and which exceed specific quantitative thresholds related to revenue and profit or loss. During all fiscal periods presented, the Company met these requirements, and accordingly has two reportable segments (see Note 13).

STOCK DIVIDENDS

During fiscal 2005, the Company's board of directors declared a 5% stock dividend on October 5, 2004 payable November 15, 2004 to shareholders of record as of October 25, 2004. The fiscal 2004 per share data was adjusted retroactively to reflect the stock dividend declared on October 5, 2004. In fiscal 2003, the Company's board declared a 5% stock dividend on June 10, 2003 payable July 14, 2003 to shareholders of record as of June 30, 2003. The shares and per share data for fiscal 2003 have been adjusted to retroactively reflect the stock dividend in fiscal 2003. The Company recorded a charge to accumulated deficit and offsetting credits to both common stock and additional paid-in capital of $23,433,400 and $37,709,200 in fiscal 2005 and fiscal 2003, respectively, which reflects the fair value of the stock dividends on the dates of declaration

NET INCOME (LOSS) PER SHARE

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

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003


The following  table sets forth the  computation of basic and diluted net income
(loss) per share pursuant to SFAS No. 128.

Fiscal years ended July 31,                                                 2005            2004               2003
                                                                            ----            ----               ----
Numerator:
    Net income  (loss) for numerator for basic and diluted net
    income per common share                                           $3,004,000     $(6,231,600)        $3,844,000
                                                                      ==========     ============        ==========

Denominator:
    Denominator   for  basic  net  income  (loss)  per  common
    share-weighted-average shares                                     32,097,000       31,700,000        31,399,000

Effect of dilutive employee and director stock options
                                                                         666,000              - -           776,000
                                                                         -------              ---           -------

Denominator  for diluted net income (loss) per  share-adjusted
weighted-average shares                                               32,763,000       31,700,000        32,175,000

Basic net income (loss) per share                                           $.09           $(.20)              $.12
                                                                            ====           ======              ====

Diluted net income (loss) per share                                         $.09           $(.20)              $.12
                                                                            ====           ======              ====


Basic earnings per share have been computed using the weighted-average number of shares of common stock outstanding. Diluted earnings per share has been computed using the basic weighted-average shares of common stock issued plus outstanding stock options, in the periods in which such options have a dilutive effect under the treasury stock method.

For the fiscal years ended July 31, 2005, 2004 and 2003, the effect of approximately 818,300, 554,500, and 79,900, respectively, of outstanding options to purchase common shares were excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive.

STOCK COMPENSATION PLANS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Share-Based Payment" ("SFAS 123(R)"). The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. The statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company was required to adopt SFAS 123(R) as of August 1, 2005, the first day of its fiscal year ending July 31, 2006. The adoption of SFAS 123(R) will have a material impact on the consolidated financial statements of the Company.

For the fiscal year ending July 31, 2005, the Company continued to account for stock option grants to employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded.

Pro forma information regarding net income (loss) applicable to common stockholders is required by FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which also requires that the information be determined as if the Company has accounted for its stock options under the fair value method of that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for all grants in the years ended July

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003


31, 2005, 2004, and 2003: no dividend yield, weighted-average expected life of the option of seven years, risk-free interest rate ranges of 3% to 6.88% and a volatility of 0.71, 0.74, and 0.77, respectively, for all grants.

During the fiscal years ended July 31, 2005 and 2004, the Company followed the provisions of FASB Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income. While SFAS No. 148 did not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, as SFAS No. 123(R) did, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, method of SFAS No. 123 or the intrinsic value method of APB No. 25. The Company adopted the disclosure provisions of SFAS No. 148 effective January 31, 2004.

On June 3, 2005, the Board of Directors approved the acceleration of vesting of unvested "out of the money" stock options held by employees, including executive officers, and directors. The stock options considered as out of the money were those with an exercise price that was $1.50 or greater than $14.82, the closing price of the Company's common stock on June 3, 2005. All other terms and conditions of these "out of the money" options remain unchanged. As a result of the acceleration, options to purchase approximately 666,000 shares of the Company's common stock (which represents approximately 21% of the Company's currently outstanding stock options) became exercisable immediately. The accelerated options range in exercise prices from $16.39 to $19.02 and the weighted average exercise price of the accelerated options was $17.55 per share. The total number of options subject to acceleration include options to purchase 575,000 shares held by executive officers and directors of the Company. This action was taken to avoid expense recognition in future financial statements upon adoption of SFAS 123(R). The accelerated vesting of these "out of the money" options does not result in a charge in the Company's statement of operations for the fiscal year ended July 31, 2005 based on U.S. generally accepted accounting principles. The Company reported approximately $10.1 million of pro forma compensation expense for the fiscal year ended July 31, 2005 in the pro forma SFAS footnote disclosure below, of which $6.0 million is applicable to these "out of the money" options.

The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123:

Fiscal years ended July 31,                   2005           2004          2003
                                              ----           ----          ----

Reported net income (loss)              $3,004,000    ($6,231,600)   $3,844,000

Pro forma compensation expense         (10,128,600)    (3,239,800)   (3,010,900)
                                       -----------     ----------    ----------

Pro forma net income (loss)            ($7,124,600)   ($9,471,400)     $833,100
                                       ===========    ===========      ========

Pro forma net income (loss) per share:
Basic                                        ($.22)         ($.30)         $.03

Diluted                                      ($.22)         ($.30)         $.03

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003


NOTE 2 -  SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

In the years ended July 31, 2005, 2004 and 2003, the Company paid cash for income taxes of approximately $3,566,000, $219,000 and $583,000 respectively.

In fiscal 2005, a director exercised 31,660 shares of incentive stock options. The director surrendered 17,000 previously owned shares of the Company's common stock to be utilized to exercise the stock options. The Company recorded the market value of surrendered shares as treasury stock of approximately $325,500 as a non cash transaction.

In fiscal 2004, certain officers exercised 769,300 shares of incentive stock options. The officers surrendered 349,900 of previously owned shares of the Company's common stock to be utilized to exercise the stock options. The Company recorded the 349,900 of surrendered shares as treasury stock of approximately $5.7 million as a non cash transaction.

In fiscal 2004, the Company purchased the assets of a privately held company for $650,000, of which $350,000 was paid in cash during fiscal 2004 and the remaining $300,000 is to be paid in two $150,000 installments on the 18 and 36 month anniversary date of the acquisition.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities are recorded at fair value. The following is a summary of available-for-sale securities:

                                                                     Fair Value                    Unrealized Holding (Loss)
                                                                     ----------                    -------------------------
Fiscal Years Ended July 31,                                          2005               2004               2005                2004
                                                                     ----               ----               ----                ----
Income bond mutual fund                                       $ 5,638,600        $15,401,300        $  (125,900)        $  (271,600)

Marketable debt securities:
 U.S. Government and agency securities                            449,100          1,063,100                ---                 ---
 Corporate debt securities                                        625,900            777,100             (4,700)           (129,400)
                                                              -----------        -----------        -----------         -----------
(Average of remaining maturity of debt                        $ 6,713,600        $17,241,500        $  (130,600)        $  (401,000)
 securities was approximately four months at                  ===========        ===========        ===========         ===========
 July 31, 2005 and 2004)

During fiscal 2005, the Company realized proceeds of approximately $10.7 million from maturities and sales of marketable securities, on which it realized a loss of approximately $200,000, based on the average cost. There were no realized gains or losses on marketable security transactions during fiscal 2004 or fiscal 2003. The Company's cost basis in these marketable securities as of July 31, 2005 and 2004 was $6,844,200 and $17,642,500, respectively.

The following is a summary of other comprehensive (loss), which relates to the Company's investments in marketable securities:

                                                                       Tax (Expense)       Net-of-Tax
                                              Before-Tax Amount           or Benefit           Amount
                                              -----------------           ----------           ------
Fiscal 2003 unrealized (loss)                         $(139,300)             $54,300         $(85,000)
Fiscal 2004 unrealized (loss)                          (261,700)             100,800         (160,900)
Fiscal 2005 realized loss                               200,000              (78,000)         122,000
Fiscal 2005 unrealized gain                              70,400              (27,300)          43,100
                                                         ------              -------           ------
                                                       (130,600)              49,800          (80,800)
Valuation reserve                                           - -              (49,800)         (49,800)
                                                            ---              -------          -------
Cumulative balance at July 31, 2005....               ($130,600)                  $0        ($130,600)
                                                      ==========                  ==        =========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003


NOTE 4 -  INVENTORIES

At July 31, 2005 and 2004 inventories consist of:

                                                            2005           2004
                                                            ----           ----
Raw materials                                            $51,700       $124,900
Work in process                                        1,767,200      2,188,000
Finished products                                      1,057,200      1,121,400
                                                      ----------     ----------
                                                      $2,876,100     $3,434,300
                                                      ==========     ==========

NOTE 5 - PROPERTY AND EQUIPMENT

At July 31, 2005 and 2004 property and equipment consist of:

                                                            2005           2004
                                                            ----           ----
Laboratory machinery and equipment                    $2,098,100     $1,901,900
Leasehold improvements                                 2,771,100      2,543,400
Office furniture and equipment                         5,079,000      5,650,300
                                                       ---------      ---------
                                                       9,948,200     10,095,600
Accumulated depreciation and amortization             (7,278,700)    (7,681,000)
                                                      ----------     ----------
                                                      $2,669,500     $2,414,600
                                                      ==========     ==========

The Company's fixed assets have been assigned useful lives of between three and five years. In fiscal 2005, the Company removed the cost basis and accumulated depreciation and amortization of fixed assets that were fully depreciated and disposed.

NOTE 6 -  LEASE OBLIGATIONS

The Company leases office and laboratory space under several leases that expire between December 31, 2005 and March 2017. An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for laboratories and research and manufacturing operations, and corporate headquarters. In March 2005, the Company amended and extended the lease for another 12 years. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense under this renewed lease and the prior lease approximated $1,289,000, $1,370,000 and $1,302,000 in fiscal years 2005, 2004 and 2003, respectively.

Total consolidated rent expense incurred by the Company during fiscal 2005, 2004 and 2003 was approximately $2,140,000, $1,801,000 and $1,742,000 respectively.
Minimum annual rentals under operating lease commitments for fiscal years ending July 31, are as follows:

Fiscal Year ended July 31,                                  Minimum Annual Rents
--------------------------                                  --------------------
2006                                                                  $2,601,000
2007                                                                   2,750,000
2008                                                                   2,644,000
2009                                                                   2,464,000
2010                                                                   2,200,000
Thereafter                                                            10,978,000
                                                                     -----------
                                                                     $23,637,000
                                                                     ===========

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003


NOTE 7 -  LITIGATION

On October 14, 2004, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the "Digene agreement"). Under the terms of the agreement, the Company received an initial payment of $16.0 million, would earn in the first "annual period" (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million, and receive a minimum royalty of $3.5 million in each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties will be fully creditable against the minimum royalty payments due in the first five years of the agreement. The balance, if any, of the minimum royalty payment will be recognized in the final quarter of the applicable annual royalty period. As a result of the Digene agreement, the Company recorded a gain on patent litigation settlement of $14.0 million in the first quarter of fiscal 2005, and deferred $2 million which would be earned from net sales of the Company's licensed products covered by the agreement during the first annual period. As of July 31, 2005, the balance of the deferred revenue from the settlement was $359,400.

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants' breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants' infringement of patents covering the same. In April, 2003, the Court directed that individual complaints be filed separately against each defendant. The defendants have answered the individual complaints and asserted a variety of affirmative defenses and counterclaims. Fact discovery is ongoing. The Court conducted a claim construction hearing from July 5-11, 2005. Closing arguments on claim construction issues were conducted on September 30, 2005. There can be no assurance that the Company will be successful in this litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company. The Company recorded revenue from only Perkin Elmer during the fiscal year ended July 31, 2005.

On October 28, 2003, the Company and Enzo Life Sciences, Inc., a subsidiary of the Company, filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc. The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company's proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company's products, and that Affymetrix improperly induced collaborators and customers to use the Company's products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix's unauthorized use, development, manufacture, sale, distribution and transfer of the Company's products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company's products in violation of the terms of the agreement and the Company's rights. Subsequent to the filing of the Complaint against Affymetrix, Inc. referenced above, on or about November 10, 2003, Affymetrix, Inc. filed its own complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties' agreement, that it has not infringed certain of Enzo's Patents, and that certain of Enzo's patents are invalid. The Affymetrix complaint also seeks damages for alleged breach of the parties' agreement, unfair competition, and tortuous interference, as well as certain injunction relief to prevent alleged unfair competition and tortuous interference. The Company does not believe that the Affymetrix complaint has any merit and intends to defend vigorously. Affymetrix also moved to transfer venue of Enzo's action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix's subsequently filed action. On January 30, 2004, Affymetrix's motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Initial pleadings have been completed and discovery has commenced. The Court conducted a claim construction hearing from July 5 - 11, 2005. Closing arguments on claim

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003


construction issues were conducted on September 30, 2005. The Company did not record any revenue from Affymetrix during the fiscal years ended July 31, 2005 and 2004.

On June 2, 2004 Roche Diagnostic GmbH and Roche Molecular Systems, Inc. (collectively "Roche") filed suit in the U.S. District Court of the Southern District of New York against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively "Enzo"). The complaint was filed after Enzo rejected Roche's latest cash offer to settle Enzo's claims for, INTER ALIA, alleged breach of contract and misappropriation of Enzo's assets. The complaint seeks declaratory judgment (i) of patent invalidity with respect to Enzo's 4,994,373 patent (the "'373 patent"), (ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the "1994 Agreement"), (iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and (iv) that Enzo's claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition, the suit claims tortious interference and unfair competition. The Company does not believe that the complaint has merit and intends to vigorously respond to such action with appropriate affirmative defenses and counterclaims. Enzo filed an Answer and Counterclaims on November 3, 2004 alleging multiple breaches of the 1994 Agreement and related infringement of Enzo's 373 patent. Discovery has commenced. The Court conducted a claim construction hearing from July 5-11, 2005. Closing arguments on claim construction issues were conducted on September 30, 2005. The Company did not record any revenue from Roche during the fiscal year ended July 31, 2005.

In June 1999, the Company filed suit in the United States District Court for the Southern District of New York against Gen-Probe Incorporated, Chugai Pharma U.S.A., Inc., Chugai Pharmaceutical Co., Ltd., bioMerieux, Inc., bioMerieux SA, and Becton Dickinson and Company, charging them with infringing the Company's U.S. Patent 4,900,659, which concerns probes for the detection of the bacteria that causes gonorrhea. On January 26, 2001, the court granted the defendants' motion for summary judgment that the Company's patent is invalid. On July 15, 2002, the Court of Appeals for the Federal Circuit reversed the judgment of invalidity and remanded the case to the district court for further proceedings. In March 2003, settlements were reached with bioMerieux and Chugai; the settlements did not have a material monetary impact on the Company. In July 2004, the district court again granted another motion by the remaining defendants (Gen-Probe and Becton Dickinson) that all claims of the Company's patent are invalid. The Company filed an appeal of that judgment. On September 30, 2005, the Court of Appeals affirmed the judgment of invalidity. Management does not believe that there will be a significant adverse monetary impact to the Company.

On March 6, 2002, the Company was named, along with certain of its officers and directors among others, in a complaint entitled Lawrence F. Glaser and Maureen Glaser, individually and on behalf of Kimberly, Erin, Hannah, and Benjamin Glaser v. Hyman Gross, Barry Weiner, Enzo Biochemical Inc., Elazar Rabbani, Shahram Rabbani, John Delucca, Dena Engelhardt, Richard Keating, Doug Yates, and Does I-50, Case No. CA-02-1242-A, in the U.S. District Court for the Eastern District of Virginia. This complaint was filed by an investor in the Company who had filed for bankruptcy protection and his family. The complaint alleged securities fraud, breach of fiduciary duty, conspiracy, and common law fraud and sought in excess of $150 million in damages. On August 22, 2002, the complaint was voluntarily dismissed; however a new substantially similar complaint was filed at the same time. On October 21, 2002, the Company and the other defendants filed a motion to dismiss the complaint, and the plaintiffs responded by amending the complaint and dropping their claims against defendants Keating and Yates. On November 18, 2002, the Company and the other defendants again moved to dismiss the Amended Complaint. On July 16, 2003, the Court issued a Memorandum Opinion dismissing the Amended Complaint in its entirety with prejudice. Plaintiffs thereafter moved for reconsideration but the Court denied the motion on September 8, 2003. Plaintiffs thereafter appealed the decision to the United States Court of Appeals for the Fourth Circuit. On March 21, 2005, the Fourth Circuit affirmed the lower Court's prior dismissal of all claims asserted in the action, with the sole exception of a portion of the claim for common law fraud and remanded that remaining portion of the action to the U.S. District Court for the Eastern District of Virginia. On May 20, 2005, defendants again moved the District Court to dismiss the sole remaining claim before it. On July 14, 2005, the District Court granted defendants' renewed motion to dismiss. On July 29, 2005, Plaintiffs moved to amend their Complaint for reconsideration. On August 19, 2005, the Court denied Plaintiffs' motion to amend and entered final judgment dismissing the complaint. Thereafter, Plaintiffs appealed the order and judgment to the Fourth Circuit. That appeal is presently pending. The Company continues to believe that the complaint has no merit whatsoever and intends to continue to defend the action vigorously.

On June 7, 2004, the Company and its wholly-owned subsidiary, Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003


The complaint alleges infringement of six patents (relating to DNA sequencing systems, labelled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. Accordingly, Yale is also a plaintiff in the lawsuit. Yale and Enzo are aligned in protecting the validity and enforceability of the patents. Enzo Life Sciences is the owner of the remaining two patents. The complaint seeks permanent injunction and damages (including treble damages for wilful infringement).
Defendants answered the complaint on July 29, 2004. The answer pleads affirmative defences of invalidity, estoppel and laches and asserts counterclaims of non-infringement and invalidity. Fact discovery is currently scheduled to close on February 28, 2006. Dispositive motions are currently due on March 27, 2006. The trial date is currently scheduled for October 1, 2006. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company. The Company did not record any revenue from either of the above during the fiscal years July 31, 2005 and 2004.

NOTE 8 - INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes". The (provision) benefit for income taxes is as follows:

Fiscal year ended July 31,                   2005           2004           2003
                                             ----           ----           ----

Current (provision) benefit:
  Federal                             $(1,386,700)   $ 3,288,000    $(1,828,000)
  State and local                          64,300       (191,500)      (181,400)
Deferred (provision) benefit             (890,900)     1,751,600        128,100
                                      -----------    -----------    -----------
(Provision) benefit for income taxes  $(2,213,300)   $ 4,848,100    $(1,881,300)
                                      ===========    ===========    ===========

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31, 2005 and 2004 are as follows:

                                                                                   July 31, 2005          July 31, 2004
                                                                                   -------------          -------------
Current deferred tax assets (liabilities):
  Provision for uncollectible accounts receivable                                       $889,000             $1,072,500
  State and local tax carry forward losses                                               244,700                720,900
  Other, net                                                                            (234,000)               181,400
  Realized and unrealized losses on marketable securities                                129,100                     --
  Less: Valuation reserve for realized and unrealized losses                            (129,100)                    --
                                                                                        --------             ----------
Net current deferred tax assets                                                          899,700              1,974,800
                                                                                        --------             ----------

Non current deferred tax (liability):
  Deferred patent costs                                                                 (293,000)              (906,200)
Non current deferred tax asset:
  Depreciation                                                                            33,000                462,000
                                                                                        --------             ----------
Deferred tax liability non current, net                                                 (260,000)              (444,200)
                                                                                        --------             ----------
Deferred tax assets - net                                                               $639,700             $1,530,600
                                                                                        ========             ==========

In assessing if deferred tax assets are realizable, management considers whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income against which the the deferred tax asset can be applied. Management considers scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies that can be implemented by the Company in making this assessment. During fiscal 2005, the Company determined that it is not likely that it will generate taxable income against which the deferred tax asset for the realized and unrealized losses on marketable securities can be applied. Therefore, it has established a valuation reserve against this deferred tax asset. As of July 31, 2005 and 2004, there were no carry forward losses for federal taxes. As of July 31, 2005 and 2004, the Company has state and local tax carry forward losses of approximately $4.2 million and $11.2 million, respectively.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003


The (provision) benefit for income taxes were at rates different from U.S. federal statutory rates for the following reasons:

Fiscal year ended July 31,                                                     2005      2004    2003
                                                                               ----      ----    ----
Federal statutory rate                                                         (34%)      34%    (34%)
Expenses not deductible for income tax return purposes                          (2%)      (3%)    (2%)
State income taxes, net of (benefit) of federal tax deduction.                  (6%)       4%     (3%)
Benefit of foreign sales                                                         1%        2%      4%
Fixed asset basis difference                                                     -         8%      -
Other                                                                           (1%)      (1%)     2%
                                                                               ----      ----    ----
                                                                               (42%)      44%    (33%)
                                                                               ====      ====    ====

NOTE 9 -  STOCKHOLDERS' EQUITY

TREASURY STOCK

In fiscal 2005, a director exercised 31,660 shares of incentive stock options. The director surrendered 17,000 previously owned shares of the Company's common stock to be utilized to exercise the stock options. The Company recorded the market value of surrendered shares as treasury stock of approximately $325,500, and is a non cash transaction.

In fiscal 2004, certain officers exercised 769,300 shares of incentive stock options. The officers surrendered 349,900 of previously owned shares of the Company's common stock to be utilized to exercise the stock options. The Company recorded the market value of surrendered shares as treasury stock of approximately $5.7 million, and is a non cash transaction.

INCENTIVE STOCK OPTION PLANS

The Company has incentive stock option plans ("1994 plan" and "1999 plan") under which the Company may grant options for up to 1,336,745 shares (1994 plan) and up to 2,312,356 shares (1999 plan) of common stock. No additional options may be granted under the 1994 plan. In fiscal 2005, the Company set up a new incentive stock options plan ("2005 plan") under which the Company may grant up to 1,000,000 shares of common stock. The exercise price of options granted under such plans is equal to or greater than fair market value of the common stock on the date of grant. The options granted pursuant to the plans may be either incentive stock options or non statutory options. Incentive stock options generally become exercisable at 25% per year after one year and expire ten years after the date of grant. To date, the Company has only granted incentive stock options under these plans.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003


A summary of the information pursuant to the Company's stock option plan for the years ended July 31, 2005, 2004 and 2003 under SFAS No. 123 is as follows:

                                                 2005                           2004                              2003
                                   ------------------------------   -----------------------------    -------------------------------
                                                                                   Weighted -                         Weighted -
                                                                                   Average                            Average
                                   Options         Exercise Price   Options        Exercise Price    Options          Exercise Price
                                   -------         --------------   -------        --------------    -------          --------------
Outstanding at
beginning of year                  2,856,801          $11.86        3,397,087           $9.88        2,841,401             $9.38
Granted                              431,975          $16.57          428,925          $17.02          661,225            $11.76
Exercised                           (100,332)          $7.39         (917,539)          $7.16          (79,838)            $6.85
Cancelled                            (34,319)         $11.64          (51,672)         $10.13          (25,701)           $12.51
                                   ---------             -          ---------                        ---------
Outstanding at
end of year                        3,154,125          $12.61        2,856,801          $11.86        3,397,087             $9.88
                                   =========                        =========                        =========
Exercisable at
end of year                        2,126,442          $11.28        1,770,492          $10.54        2,490,003             $8.98
                                   =========                        =========                        =========
Weighted  average fair
value  of options
granted during year                                   $11.76                           $12.40                              $8.49
                                                      ======                           ======                              =====

The following table summarizes information for stock options outstanding at July 31, 2005:


                                                 Options outstanding                             Options exercisable
                                                 -------------------                             -------------------
                                                 Weighted-Average         Weighted-                           Weighted-
    Range of Exercise                                Remaining          Average Exercise                   Average Exercise
          Prices            Shares               Contractual Life            Price         Shares               Price
          ------            ------               ----------------            -----         ------               -----
         $5.45-8.08           291,451                3.2 years                $5.64        291,451                $5.64
        $8.33-12.25         1,830,092                4.7 years               $11.06      1,540,066               $10.91
       $12.93-19.02           952,706                8.3 years               $16.72        215,050               $16.60
       $20.20-24.42            61,644                6.0 years               $21.42         61,644               $21.42
             $36.05            18,233                4.4 years               $36.05         18,233               $36.05
                            ---------                                                    ---------
                            3,154,125                                                    2,126,444
                            =========                                                    =========

As of July 31, 2005, there were approximately 806,800 shares available for grant under the arrangements described above.

NOTE 10 -  COMMITMENTS

The Company had an exclusive licensing agreement to an invention covered by licensed patents. Under this agreement, the Company was required to make certain minimum royalty payments of $200,000 per year through the life of the patents. The patent expired in December, 2004.

NOTE 11 -  EMPLOYEE BENEFIT PLAN

The Company has a qualified Salary Reduction Profit Sharing Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2005, 2004 and 2003, the Company authorized employer matched contributions of 50% of the employees' contribution up to 10% of the employees' compensation, payable in Enzo Biochem, Inc. common stock. The 401(k) employer matched contributions expense was $351,600, $282,200, and $257,200 in fiscal years 2005, 2004 and 2003, respectively.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003


NOTE 12 -  SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table contains statement of operations information for each quarter of the fiscal years ended July 31, 2005 and 2004. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2005 and 2004 is summarized as follows:

FISCAL 2005

                                                                                Quarter Ended
                                                        ------------------------------------------------------------
                                                        October 31,        January 31,      April 30,       July 31,
                                                        -----------        -----------      ---------       --------
                                                               2004               2005           2005           2005
                                                               ----               ----           ----           ----
Total revenues                                              $10,301            $11,235        $11,000        $10,867
Gross profit                                                  6,812              7,821          7,035          6,991
Income (loss) before income taxes                            12,173              (944)        (2,553)        (3,459)
Net income (loss)                                             7,021              (528)        (1,497)        (1,992)
Basic income (loss) per common share                          $0.22            ($0.02)        ($0.05)        ($0.06)
Diluted income (loss) per common share                        $0.22            ($0.02)        ($0.05)        ($0.06)


FISCAL 2004

                                                                                Quarter Ended
                                                        ------------------------------------------------------------
                                                        October 31,        January 31,      April 30,       July 31,
                                                        -----------        -----------      ---------       --------
                                                               2003               2004           2004           2004
                                                               ----               ----           ----           ----
Total revenues                                              $10,273            $11,028        $11,765         $8,578
Gross profit                                                  7,567              8,099          8,705          4,167
Loss before income taxes                                      (816)            (2,755)          (891)        (6,618)
Net loss                                                      (323)            (1,455)          (460)        (3,994)
Basic loss per common share                                 ($0.01)            ($0.05)        ($0.02)        ($0.12)
Diluted loss per common share                               ($0.01)            ($0.05)        ($0.02)        ($0.12)

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JULY 31, 2005, 2004 AND 2003

Note 13--Segment Reporting

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

The Company has two reportable segments: research and development and clinical laboratories. The Company's research and development segment conducts research and development activities and sells products derived from these activities. The clinical laboratories segment provides diagnostic services to the health care community. The Company evaluates segment performance based on segment income
(loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as other consist of corporate general and administrative costs which are not allocable to the two reportable segments. Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies

The following financial information (in thousands) represents the reportable segments of the Company:

                                           Research and Development       Clinical Reference Laboratories
                                           ------------------------       -------------------------------
                                           Fiscal Year Ended July 31,        Fiscal Year Ended July 31,
                                           --------------------------        --------------------------
                                          2005        2004        2003       2005       2004        2003
                                          ----        ----        ----       ----       ----        ----
Operating revenues:
Research product and royalty income    $ 10,546    $ 12,972    $ 23,253         --         --          --
expenses and (other income):
Clinical laboratory services                 --          --          --   $ 32,857   $ 28,672    $ 29,514

Expenses and (other income):
Cost of research product                  2,196       2,518       3,389         --         --          --
revenues
Cost of clinical laboratory                  --          --          --     12,548     10,586       9,593
services
Research and development                  8,452       8,078       8,311         --         --          --
expense
Depreciation and amortization             1,396       1,414         881        887        902         893
amamoramortization
Provision for uncollectible                  --       1,753         616      4,967     10,234       8,729
accounts
Other expenses                            1,009         508         609     11,618      8,429       7,294
eexpenses
Interest income                              --          --          --         --         --          --
Gain on patent litigation settlement    (14,000)         --          --         --         --          --
                                       --------    --------    --------   --------   --------    --------

Income (loss) before income taxes      $ 11,493    $ (1,299)   $  9,447   $  2,837   $ (1,479)   $  3,005
                                       ========    ========    ========   ========   ========    ========

                                                      Other                         Consolidated
                                                      -----                         ------------
                                           Fiscal Year Ended July 31,        Fiscal Year Ended July 31,
                                           --------------------------        --------------------------
                                          2005        2004        2003        2005        2004        2003
                                          ----        ----        ----        ----        ----        ----
Operating revenues:
Research product and royalty income          --          --          --    $ 10,546    $ 12,972    $ 23,253
expenses and (other income):
Clinical laboratory services                 --          --          --      32,857      28,672      29,514

Expenses and (other income):
Cost of research product                     --          --          --       2,196       2,518       3,389
revenues
Cost of clinical laboratory                  --          --          --      12,548      10,586       9,593
services
Research and development                     --          --          --       8,452       8,078       8,311
expense
Depreciation and amortization                50    $     45    $     34       2,333       2,361       1,808
amamoramortization
Provision for uncollectible                  --          --          --       4,967      11,987       9,345
accounts
Other expenses                           10,586       9,409       8,048      23,213      18,346      15,951
eexpenses
Interest income                          (1,523      (1,152)     (1,355)     (1,523)     (1,152)     (1,355)
Gain on patent litigation settlement         --          --          --     (14,000)         --          --
                                       --------    --------    --------    --------    --------    --------

Income (loss) before income taxes      $ (9,112)   $ (8,302)   ($ 6,727)   $  5,217    $(11,080)   $  5,725
                                       ========    ========    ========    ========    ========    ========

The Company's reportable segments are determined based on the services they performed and the products they sell, not on the geographic area in which they operate. The Company's clinical laboratories segment operates 100% in the United States with all revenue derived from this country. The research and development segment earns revenue both in the United States and foreign countries. The following is a summary of research and development revenues attributable to customers located in the United States and foreign countries:

                                            2005            2004            2003
                                            ----            ----            ----

United States ..................         $ 7,985         $ 8,029         $19,492
Foreign countries ..............           2,561           4,943           3,761
                                         -------         -------         -------
                                         $10,546         $12,972         $23,253
                                         =======         =======         =======

                               ENZO BIOCHEM, INC
                            SCHEDULE II - VALUATION
                            AND QUALIFYING ACCOUNTS
                    Years ended July 31, 2005, 2004 and 2003


                                                                               Additions
                                                                               ---------

                                                  Balance at              Charged    Charged
                                                   Beginning  (credited) to costs   to other     (Additions)             Balance at
Description                                        of period         and expenses   accounts     Deductions           end of period
-----------                                        ---------         ------------   --------     ----------           -------------
2005
Allowance for doubtful accounts receivable       $ 2,770,300          $ 4,967,100         --     $  5,445,700   (1)      $ 2,291,700

2004
Allowance for doubtful accounts receivable       $ 2,257,400          $11,986,500         --     $ 11,473,600   (1)      $ 2,770,300

2003
Allowance for doubtful accounts receivable       $ 2,862,600          $ 9,345,000         --     $  9,950,200   (1)      $ 2,257,400


     (1) Write-off of uncollectible accounts receivable.