Form 10-Q
period 2005-10-01
ENZO BIOCHEM INC
filed 2005-12-12
CIK 316253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                        Commission File Number 001-09974

                               ENZO BIOCHEM, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                     13-2866202
--------------------                                      ----------------
(State or Other Jurisdiction                              (IRS. Employer
of Incorporation or Organization)                         Identification No.)

60 Executive Blvd., Farmingdale, New York                      11735
-----------------------------------------                   ------------
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

                                    X  Yes   No
                                   ---

As of December 1, 2005 the Registrant had 32,189,740 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.
                                    FORM 10-Q
                                October 31, 2005

                                      INDEX
                                      -----


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets
         October 31, 2005 (unaudited) and July 31, 2005                        3

         Consolidated Statements of Operations
         For the three months ended October 31, 2005 and 2004 (unaudited)      4

         Consolidated Statements of Cash Flows
         For the three months ended October 31, 2005 and 2004 (unaudited)      5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18

Item 4.  Controls and Procedures                                              18

                           Part II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings                                                    19

Item 6.  Exhibits                                                             19

Signatures                                                                    19

                               ENZO BIOCHEM, INC.
                         PART 1 - FINANCIAL INFORMATION
                         ITEMS 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                                                    October 31,             July 31,
ASSETS                                                                                                     2005                 2005
                                                                                                    (unaudited)
                                                                                           -----------------------------------------
Current assets:                                                                                               In thousands)
   Cash and cash equivalents ...............................................................          $  75,242           $  76,981
   Marketable securities ...................................................................              6,168               6,714
   Accounts receivable, net of allowances ..................................................             12,114              13,421
   Inventories .............................................................................              2,767               2,876
   Prepaid expenses ........................................................................              1,884               2,580
   Recoverable income taxes ................................................................              1,874               1,329
   Deferred taxes ..........................................................................                 --                 900
                                                                                                      ---------           ---------
Total current assets .......................................................................            100,049             104,801

Property and equipment, net of accumulated depreciation
    and amortization .......................................................................              2,603               2,669
Goodwill ...................................................................................              7,452               7,452
Patent costs, net of accumulated amortization ..............................................              1,315               1,333
Other ......................................................................................                211                 211
                                                                                                      ---------           ---------
                                                                                                      $ 111,630           $ 116,466
                                                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued legal fees ......................................................................          $   2,114           $   2,717
   Trade accounts payable ..................................................................              1,832               2,414
   Other accrued expenses ..................................................................                977               1,348
   Accrued payroll .........................................................................                834                 515
   Deferred revenue ........................................................................                 --                 359
   Accrued research and development expenses ...............................................                270                 286
   Installment payable .....................................................................                 --                 150
                                                                                                      ---------           ---------
Total current liabilities ..................................................................              6,027               7,789

Deferred taxes .............................................................................                 --                 260
Long term installment payable ..............................................................                150                 150

Commitments

Stockholders' equity:
   Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding
   Common Stock, $.01 par value; authorized 75,000,000 shares; shares
       issued: 32,754,600 at October 31, 2005 and 32,526,800 at July 31, 2005 ..............                328                 325
   Additional paid-in capital ..............................................................            233,569             230,644
   Less treasury stock at cost: 564,860 shares at October 31, 2005
       and 384,400 shares at July 31, 2005  ................................................             (8,428)             (5,994)
   Accumulated deficit .....................................................................           (119,863)           (116,577)
   Accumulated other comprehensive loss ....................................................               (153)               (131)
                                                                                                      ---------           ---------
Total stockholders' equity .................................................................            105,453             108,267
                                                                                                      ---------           ---------
                                                                                                      $ 111,630           $ 116,466
                                                                                                      =========           =========

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          Three Months Ended
                                                              October 31,
                                                           2005            2004
                                                      --------------------------
                                                             (In Thousands)
Revenues:
   Research product revenues and royalty income ....     $  2,147      $  2,456
   Clinical laboratory services ....................        8,018         7,845
                                                         --------      --------
                                                           10,165        10,301

Costs and expenses and other (income):
   Cost of research product revenues ...............          541           575
   Cost of clinical laboratory services ............        3,481         2,914
   Research and development expense ................        1,550         2,212
   Selling, general, and administrative expense ....        5,456         4,137
   Provision for uncollectible accounts receivable .        1,145         1,477
   Legal expense ...................................        1,862         1,143
   Interest income .................................         (707)         (330)
   Gain on patent litigation settlement ............           --       (14,000)
                                                         --------      --------
                                                           13,328        (1,872)

(Loss) income before income taxes ..................       (3,163)       12,173
Provision for income taxes .........................         (123)       (5,152)
                                                         --------      --------
Net (loss) income ..................................     ($ 3,286)     $  7,021
                                                         ========      ========

Net (loss) income per common share:
   Basic ...........................................     ($  0.10)     $   0.22
                                                         ========      ========
   Diluted .........................................     ($  0.10)     $   0.21
                                                         ========      ========

Weighted average common shares outstanding:
   Basic ...........................................       32,158        32,416
                                                         ========      ========
   Diluted .........................................       32,158        32,907
                                                         ========      ========

                            See accompanying notes.

                                ENZO BIOCHEM, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Three Months Ended
                                                                                    October 31,
                                                                             2005                 2004
                                                                       --------------------------------
OPERATING ACTIVITIES                                                           ($ in thousands)
Net (loss) income ...................................................    ($ 3,286)            $  7,021
Adjustments to reconcile net (loss) income to net cash
(used in)/ provided by operating activities:
     Depreciation and amortization of property and equipment ........         263                  260
     Amortization of patent costs ...................................          18                  330
     Provision for uncollectible accounts receivable ................       1,145                1,477
     Deferred taxes .................................................         640                  643
     Stock option compensation charge ...............................         420                   --
     Deferred rent ..................................................          --                  (61)

     Changes in operating assets and liabilities:
        Accounts receivable before provision for
        uncollectible amounts .......................................         162                 (659)
        Inventories .................................................         109                  126
        Income taxes receivable .....................................          --                  533
        Prepaid expenses ............................................         696                  213
        Recoverable income taxes ....................................        (545)                 (66)
        Trade accounts payable and other accrued expenses ...........        (953)                (596)
        Accrued research and development expenses ...................         (16)                (115)
        Deferred revenue ............................................        (359)               2,000
        Income taxes payable ........................................          --                4,496
        Accrued legal fees ..........................................        (603)                (386)
        Accrued payroll .............................................         319                  262
        Installment payable .........................................        (150)                  --
                                                                         --------             --------
        Total adjustments ...........................................       1,146                8,457
                                                                         --------             --------

           Net cash (used in)/ provided by operating activities......      (2,140)              15,478
                                                                         --------             --------

INVESTING ACTIVITIES
    Capital expenditures ............................................        (197)                (300)
    Patent costs deferred ...........................................          --                  (21)
    Sales of marketable securities ..................................         577                   --
    Purchases of marketable securities ..............................         (53)              (1,098)
    Security deposits ...............................................          --                   (4)
                                                                         --------             --------
           Net cash provided by/ (used in) investing activities......         327               (1,423)
                                                                         --------             --------

FINANCING ACTIVITIES
    Proceeds from the exercise of stock options .....................          74                   65
                                                                         --------             --------
           Net cash provided by financing activities ................          74                   65
                                                                         --------             --------

Net (decrease) increase in cash and cash equivalents ................      (1,739)              14,120
Cash and cash equivalents at the beginning of the period ............      76,981               54,499
                                                                         --------             --------
Cash and cash equivalents at the end of the period ..................    $ 75,242             $ 68,619
                                                                         ========             ========

SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

In October 2005, certain officers of the Company exercised incentive stock options in a non-cash transaction. The officers surrendered 180,411 shares of previously acquired common stock in exchange for 221,116 shares. The Company recorded approximately $2.4 million, the market value of the surrendered shares, as treasury stock.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 2005
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2005 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three months ended October 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2006.

RECLASSIFICATIONS

Certain amounts in prior years have been reclassified to conform to current year presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS - SFAS NO. 123(R) ACCOUNTING FOR SHARE BASED PAYMENT

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Share Based Payment" ("SFAS 123(R)"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Accordingly, pro forma disclosure of the compensation effect of share based payment transactions with employees on net income and earnings per share is no longer an alternative to recognition in the statement of operations. The compensation cost recognized is to be measured based on the fair value of the equity or liability instrument issued. The statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company was required to adopt SFAS 123(R) as of August 1, 2005, which was the first day of its fiscal year ending July 31, 2006 and its first fiscal quarter that ended October 31, 2005. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method, which allows for recognition of compensation expense for awards that vest after August 1, 2005 and awards granted subsequent to that date.

In November 2005, the FASB issued FSP No. FAS 123(R) - 3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards", to provide an alternate transition method for the implementation of SFAS No. 123(R). Because some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such had those entities adopted SFAS No. 123(R) for recognition purposes, this FSP provides an elective alternative transition method. That method comprises (a) a computational component that establishes a beginning balance of the additional paid in capital pool ("APIC pool") related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company is considering applying the principles set forth in this FSP to determine its APIC pool.

Upon the adoption of SFAS 123(R) in the consolidated financial statements of the Company as of and for the three months ended October 31, 2005, the Company recognized approximately $420,000 of expenses relating to the fair value of employee stock options that vested during the quarter then ended.

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the statements of operations:
                                                        Three months ended
  ------------------------------------------------------------------------
  (in thousands)                                         October 31, 2005
  --------------                                                     ----
  ------------------------------------------------------------------------
  Cost of research product revenues                                    $8
  ------------------------------------------------------------------------
  Research and development                                             71
  ------------------------------------------------------------------------
  Selling, general and administrative                                 341
                                                                     ----
  ------------------------------------------------------------------------
                                                                     $420
                                                                     ====
  ------------------------------------------------------------------------

The aggregate intrinsic value of options exercised during the three months ended October 31, 2005 and 2004 was $1.7 million and $0.1 million, respectively. As of October 31, 2005, there was $2.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company's stock option plans, which will be recognized over a weighted average life of approximately 2 years. During the three months ended October 31, 2005, the Company did not grant any stock options or other stock awards.

On June 3, 2005, the Board of Directors approved the acceleration of vesting of unvested "out of the money" stock options held by employees, including executive officers, and directors. The stock options considered as out of the money were those with an exercise price that was $1.50 or more than the closing price of the Company's common stock on June 3, 2005 of $14.82. All other terms and conditions of these "out of the money" options remain unchanged. As a result of the acceleration, options to purchase approximately 666,000 shares of the Company's common stock (which represents approximately 21% of the Company's then outstanding stock options) became exercisable immediately. The accelerated options ranged in exercise prices from $16.39 to $19.02 and the weighted average exercise price of the accelerated options was $17.55 per share. The total number of options subject to acceleration included options to purchase 575,000 shares held by executive officers and directors of the Company. This action was taken to avoid expense recognition in future financial statements upon adoption of SFAS 123(R). The accelerated vesting of the "out of the money" options did not result in a charge in the Company's statement of operations for the fiscal year ended July 31, 2005 based on U.S. generally accepted accounting principles. The Company reported approximately $10.1 million of pro forma compensation expense for the fiscal year ended July 31, 2005, of which $6.0 million was applicable to the "out of the money" options.

Up to and including the fiscal year that ended July 31, 2005, the Company accounted for stock option grants to employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recorded. Pro forma information regarding net income (loss) applicable to common stockholders was required by FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which also required that the information be determined as if the Company has accounted for its stock options under the fair value method of that statement.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the period ended October 31, 2004:

                                                                  Three months
                                                                         ended
                                                                   October 31,
                                                                          2004

(In thousands, except for share data)
Reported net income                                                     $7,021
Pro forma compensation expense                                            (981)
                                                                        ------
Pro forma net income                                                    $6,040
                                                                        ======

Earnings per share:
   Basic - as reported                                                    $.22
   Basic - pro forma                                                      $.19

   Diluted - as reported                                                  $.21
   Diluted - pro forma                                                    $.18

NOTE 3  (LOSS) EARNINGS PER SHARE

The Company applies SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share. Basic net (loss) income per share represents net (loss) income divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the three months ended October 31, 2005 does not include the effect of dilutive employee and director stock options because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share for that period is the same. The following table sets forth the computation of basic and diluted net (loss) income per share pursuant to SFAS 128.

                                                                Three months
(In thousands, except for share data)                         ended October 31,
                                                                2005        2004
Numerator:
   Net (loss) income for numerator for basic and diluted
   earnings per common share                                ($ 3,286)   $  7,021
                                                            ========    ========

Denominator:
   Denominator for basic earnings per common equivalent
   share during the period                                    32,158      32,416

Effect of dilutive employee and director
stock options                                                     --         491
                                                            --------    --------

Denominator for diluted (loss) earnings per common
equivalent share and assumed conversions                      32,158      32,907
                                                            ========    ========

Basic net (loss) income per share                           ($   .10)   $   0.22
                                                            ========    ========

Diluted net (loss) income per share                         ($   .10)   $   0.21
                                                            ========    ========

The following table summarizes, for each period presented, the number of shares excluded from the computation of diluted earnings per share, as their effect, upon potential issuance after assuming repurchase with the proceeds from exercise, was anti-dilutive.

                                                              Three months ended
                                                                  October 31,
(In thousands)
                                                                 2005     2004
                                                                 ----     ----
Employee and director stock options                               539       --
                                                                 ====     ====

For the three months ended October 31, 2005 and 2004, the effect of approximately 818,300 and 519,100 out of the money stock options were also excluded from the computation of diluted (loss) earnings per share as their effect would be anti-dilutive.

The Company declared a 5% stock dividend on October 5, 2004 which was paid on November 15, 2004 to shareholders of record as of October 25, 2004. The Company recorded a charge to accumulated deficit and a credit to common stock and additional paid-in-capital in the amount of $23.4 million which reflected the fair value of the dividend on the date of declaration.

Note 4.  Inventories

Inventories consist of the following, as of:

                                             October 31,          July 31,
  (in thousands)                                   2005               2005
  --------------                                  -----              -----
  Raw Materials                                     $35                $52
  Work in process                                 1,785              1,767
  Finished products                                 947              1,057
                                                 ------             ------
                                                 $2,767             $2,876
                                                 ======             ======

NOTE 5 - STOCKHOLDERS' EQUITY

INCENTIVE STOCK OPTION PLANS

A summary of the information relating to the Company's stock option plans for the three months ended October 31, 2005 and 2004 is as follows:

                                                 October 31, 2005                              October 31, 2004
                              ----------------------------------------------------------------------------------------
                                                                 Weighted                                    Weighted
                                                                  Average                                     Average
                                                                 Exercise               Options              Exercise
                                           Options                  Price               -------                 Price
                                           -------                  -----                                       -----
Outstanding at
beginning
of period                                3,154,125                 $11.86             2,856,801                $11.86
Granted                                        ---                     na               123,375                $14.05
Exercised                                 (227,816)                $11.01                (8,144)               $ 7.60
Cancelled                                   (5,250)                $14.05                    --
                                         ---------                                    ---------
Outstanding at
end of period                            2,921,059                 $12.74             2,972,032                $11.95
                                         =========                                    =========
Exercisable at
end of period                            1,896,626                 $11.32             2,244,461                $11.11
                                         =========                                    =========

Weighted  average fair                                                 --                                      $10.42
value of options                                                   ======                                      ======
granted during period


The following table summarizes information for stock options outstanding at October 31, 2005:

-------------------------------------------------------------------------------------------------------------------------------
                                       Options outstanding                                               Options exercisable
-------------------------------------------------------------------------------------------------------------------------------
                                                         Weighted-             Weighted-                             Weighted-
                                                           Average               Average                               Average
         Range of                                      Contractual              Exercise                              Exercise
      Exercise prices            Shares                       Life                 Price                Shares           Price
-------------------------------------------------------------------------------------------------------------------------------
         $5.45-8.08              291,451                 2.9 years                $ 5.64               291,451          $ 5.64
-------------------------------------------------------------------------------------------------------------------------------
        $8.33-12.25            1,602,275                 5.0 years                $11.06             1,312,250          $10.89
-------------------------------------------------------------------------------------------------------------------------------
       $12.93-19.02              947,456                 8.1 years                $16.73               215,050          $16.60
-------------------------------------------------------------------------------------------------------------------------------
       $20.20-24.42               61,644                6.75 years                $21.42                61,644          $21.42
-------------------------------------------------------------------------------------------------------------------------------
             $36.05               18,233                 4.2 years                $36.05                18,233          $36.05
                               ---------                                                             ---------
-------------------------------------------------------------------------------------------------------------------------------
                               2,921,059                                                             1,898,628
                               =========                                                             =========
-------------------------------------------------------------------------------------------------------------------------------

As of October 31, 2005, there were approximately 806,800 shares available for grant under the Company's stock option plans. There were no stock option grants during the three months ended October 31, 2005

NOTE 6.  INCOME TAXES

For the three months ended October 31, 2005, the Company's provision for income taxes was $0.1 million, which includes a benefit for income taxes of $1.0 million of which $0.5 million will be carried back against federal taxes paid for fiscal 2005, offset by an increase in the valuation allowance of $1.1 million to equal net deferred tax assets as of October 31, 2005. In computing the $0.5 million federal tax carryback benefit, the effective rate used considered limitations on the Company's ability to carryback its estimated net operating loss for the full fiscal year ending July 31, 2006. Pursuant to SFAS 109 "Accounting for Income Taxes", the Company recorded a valuation allowance for its net deferred tax assets during the quarter ended October 31, 2005. The Company believes that the valuation charge is necessary as it is more likely than not that the deferred tax assets will not be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

The provision for income taxes is as follows:

                                                                                          (000's)
                                                                                    Three months ended
                                                                                        October 31,
Current benefit (provision):                                                      2005                 2004
                                                                                  ----                 ----
  Federal                                                                      $   533             $ (4,210)
  State and local                                                                  (16)                (299)
Deferred provision                                                                (640)                (643)
                                                                               -------             --------
Provision for income taxes                                                      $ (123)            $ (5,152)
                                                                               =======             ========

The components of deferred tax assets (liabilities) as of October 31, 2005 and July 31, 2005 are as follows:

                                                                                           (000's)
                                                                               October 31,           July 31,
Current deferred tax assets (liabilities):                                        2005                 2005
                                                                                  ----                 ----
Provision for uncollectible accounts receivable                                $   766             $    889
State and local tax carry forward losses                                           377                  245
Other, net                                                                        (121)                (234)
Realized and unrealized losses on marketable securities                            137                  129
Federal carry forward losses                                                       333                    -
                                                                               -------             --------
Current deferred tax assets                                                      1,492                1,029
                                                                               -------             --------
NON CURRENT DEFERRED TAX ASSETS (LIABILITIES):
Deferred patent costs                                                             (290)                (293)
Research and development tax credit carryforward                                    24                    -
Depreciation                                                                        63                   33
                                                                               -------             --------
Non current deferred tax (liabilities), net                                       (203)                (260)
                                                                               -------             --------
Net deferred tax assets - before valuation allowance                             1,289                  769
Less: Valuation allowance                                                       (1,289)                (129)
                                                                               -------             --------
Deferred tax assets - net                                                      $     -             $    640
                                                                               =======             ========


NOTE 7. GAIN ON PATENT LITIGATION SETTLEMENT

In fiscal 2004, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the "Digene agreement"). Under the terms of the agreement, the Company received an initial payment of $16.0 million, would earn in the first "annual period" (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million, and receive a minimum royalty of $3.5 million in each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties will be fully creditable against the minimum royalty payments due in the first five years of the agreement. The balance, if any, of the minimum royalty payment will be recognized in the final quarter of the applicable annual royalty period.

As a result of the Digene agreement, the Company recorded a gain on patent litigation settlement of $14.0 million during the three months ended October 31, 2004 and deferred $2 million which would be earned from net sales of the Company's licensed products covered by the agreement during the first annual period. During the three months ended October 31, 2005, the Company recognized royalty income of approximately $859,000, representing the balance of deferred revenue plus the balance of the minimum royalty payment earned in the final quarter of the first annual royalty period, which ended September 30, 2005.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005
                                   (UNAUDITED)

Note 8--Segment Reporting

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

                                            RESEARCH AND DEVELOPMENT CLINICAL LABORATORIES       OTHER             CONSOLIDATED
                                               THREE MONTHS ENDED     THREE MONTHS ENDED   THREE MONTHS ENDED   THREE MONTHS ENDED
                                                   OCTOBER 31,             OCTOBER 31,          OCTOBER 31,          OCTOBER 31,
                                                  2005      2004        2005      2004       2005       2004       2005       2004
                                                  ----      ----        ----      ----       ----       ----       ----       ----
Operating revenues:
Research product revenues and royalty income   $  2,147   $  2,456         --        --         --         --   $  2,147   $  2,456
Clinical laboratory services ...............         --         --   $  8,018  $  7,845         --         --      8,018      7,845

Cost and expenses (income):
Cost of research product revenues ..........        541        575         --        --         --         --        541        575
Cost of clinical laboratory services .......         --         --      3,481     2,914         --         --      3,481      2,914
Research and development expense ...........      1,550      2,212         --        --         --         --      1,550      2,212
Provision for uncollectible accounts .......         --         --      1,145     1,477         --         --      1,145      1,477
Depreciation and amortization ..............         49         26        221       221         11         13        281        260
Other costs and expenses ...................        476        608      3,109     2,587      3,452      1,825      7,037      5,020
Gain on patent litigation settlement .......         --    (14,000)        --        --         --         --         --    (14,000)
Interest income ............................         --         --         --        --       (707)      (330)      (707)      (330)
                                               --------   --------   --------  --------   --------   --------   --------   --------
Income (loss) before income taxes ..........   $   (469)  $ 13,035   $     62  $    646   ($ 2,756)  ($ 1,508)  $ (3,163)  $ 12,173
                                               ========   ========   ========  ========   ========   ========   ========   ========
   Stock based compensation
   included in above cost and expenses:
   Cost of research product revenues .......   $      8         --         --        --         --         --   $      8         --
   Research and development expense ........         71         --         --        --         --         --         71         --
   Other costs and expenses ................         18         --   $    153        --   $    170         --        341         --
                                               --------              --------             --------   --------   --------   --------
   Totals ..................................   $     97         --   $    153        --   $    170         --   $    420         --
                                               ========   ========   ========  ========   ========   ========   ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See "Forward-Looking and Cautionary Statements" in our Form 10-K for the year ended July 31, 2005. Because of those factors, you should not rely on past financial results as an indication of future performance. We believe that period-to-period comparisons of our financial results to date are not necessarily meaningful and expect that our results of operations might fluctuate from period to period in the future.

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

The business activities of the Company are performed by the Company's three wholly owned subsidiaries. These activities are: (1) research and development, manufacturing and marketing of biomedical research products and tools through Enzo Life Sciences and research and development of therapeutic products through Enzo Therapeutics, and (2) the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 7 of the Notes to Consolidated Financial Statements.

The Company's source of revenue has been from the direct sales of research products of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements. The other source of revenue has been from the clinical laboratory service market. Clinical laboratory services are provided to patients covered by various third party insurance programs, including Medicare, and to patients who are self payers. Revenues from the clinical laboratory are recognized upon completion of the testing process for a specific patient and reported to the ordering physician. These revenues and the associated accounts receivable are based on gross amounts billed or billable for services rendered, net of a contractual allowance, which is the difference between amounts billed to payers and the expected receipts from such payers. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday period and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year. For the three months ended October 31, 2005 and 2004, respectively, approximately 21% and 24% of the Company's operating revenues were derived from research product sales and royalty income and approximately 79% and 76% were derived from clinical laboratory services.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2005, our cash and cash equivalents and marketable securities totaled $81.4 million, a decrease of $2.3 million from July 31, 2005. We had working capital of $94.0 million at October 31, 2005 compared to $97.0 million at July 31, 2005.

Net cash used in operating activities for the three month period ended October 31, 2005 was approximately $2.1 million as compared to net cash provided by operating activities of $15.5 million for the three months ended October 31, 2004. The decrease in net cash provided by operating activities was primarily due to the 2005 period's net loss as compared to net income resulting from the $14 million settlement and license agreement with Digene Corporation recognized in the 2004 period. During the three months ended October 31, 2004, the Company finalized and executed a settlement and license agreement with Digene Corporation to settle its patent litigation lawsuit. Under the terms of the agreement, the Company received an initial payment of $16.0 million, of which $2.0 million was to be used to offset royalty income payments based upon net sales of licensed products covered by the agreement during the first year. As a result of this settlement and license agreement with Digene (the "Digene agreement"), the Company recorded a gain on patent litigation settlement of $14.0 million during the quarter ended October 31, 2004.

Net cash provided by investing activities was approximately $0.3 million during the three months ended October 31, 2005, as compared to net cash used in investing activities of ($1.4) million during the three months ended October 31, 2004. The increase during the 2005 period was primarily the result of the net sales of marketable securities of approximately $0.5 million, versus purchases of approximately $1.0 million during the 2004 period.

Net cash provided by financing activities was comparable in both periods and was primarily from the exercise of stock options.

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

REVENUE RECOGNITION

      RESEARCH PRODUCT REVENUES

Revenues from research product sales are recognized when the products are shipped, the sales price is fixed or determinable and collectibility is reasonably assured. During fiscal 2004, the Company had certain non-exclusive distribution agreements, which provided for consideration to be paid to the distributors for the manufacture of certain products. The Company recorded such consideration provided to distributors under these non-exclusive distribution agreements as a reduction to research product revenues. Revenues from these non-exclusive distribution agreements were recognized when shipments were made to a distributor's respective customers and reported by the distributor to the Company.

      CLINICAL LABORATORY SERVICES - REVENUES AND ACCOUNTS RECEIVABLE

Revenues from the clinical laboratory are recognized upon completion of the testing process for a specific patient and reported to the ordering physician. These revenues and the associated accounts receivable are based on gross amounts billed or billable for services rendered, net of a contractual allowance, which is the difference between amounts billed to payers and the expected approved reimbursable settlements from such payers. The Company believes that the net revenues for the clinical labs segment meet the requirements of SAB 104.

The following is a table of the clinical laboratory segment's net billings and billing percentages by billing category:

--------------------------------------------------------------------------------
                              Net billings                   Net billings
                           Three months ended             Three months ended
                            October 31, 2005               October 31, 2004
-------------------------------------------------------------------------------
Billing Category        (in 000's)        (in %)       (in 000's)        (in %)
-------------------------------------------------------------------------------
Medicare                  $1,835           23%            $1,451          19%
-------------------------------------------------------------------------------
Third party carriers       4,713           59%             3,543          45%
-------------------------------------------------------------------------------
Patient self-pay           1,003           12%             2,581          33%
-------------------------------------------------------------------------------
HMO's                        467            6%               270           3%
                          ------          ----            ------         ----
-------------------------------------------------------------------------------
Total                     $8,018          100%            $7,845         100%
                          ======          ====            ======         ====
-------------------------------------------------------------------------------

The following is a table of the Company's net accounts receivable by segment. The clinical laboratory segment's net receivables are detailed by billing category and as a percent to its total net receivables:

--------------------------------------------------------------------------------
                               Net receivables            Net receivables
                                    as of                      as of
                               October 31, 2005           October 31, 2004
--------------------------------------------------------------------------------
Billing Category           (in 000's)       (As %)     (in 000's)      (As %)
--------------------------------------------------------------------------------
Medicare                    $ 1,721           15%        $ 1,594         13%
--------------------------------------------------------------------------------
Third party carriers          5,496           49%          6,742         54%
--------------------------------------------------------------------------------
Patient self-pay              3,323           30%          3,819         30%
--------------------------------------------------------------------------------
HMO's                           623            6%            394          3%
                            -------          ----        -------        ----
--------------------------------------------------------------------------------
Total clinical laboratory    11,163          100%         12,549        100%
--------------------------------------------------------------------------------
Research and development        951                          872
                            -------                      -------
--------------------------------------------------------------------------------
Accounts receivable, net    $12,114                      $13,421
                            =======                      =======
--------------------------------------------------------------------------------

CONTRACTUAL ALLOWANCES

The Company's estimate of contractual allowances is based on significant assumptions and judgments, such as its interpretation of the applicable payer's reimbursement policies, and bears the risk of change. The estimation process is based on a rolling monthly analysis of the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The difference between the gross billing and the reimbursement percentage is the contractual allowance percentage and represents the proportion of the gross billed amounts the Company does not expect to become approved reimbursable settlements. In summary, the contractual allowance is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursable. The Company adjusts revenues in the period that approved settlements are received. The Company adjusts the contractual allowance estimate periodically, based on its evaluation of historical settlement experience with payers, industry reimbursement trends, and other relevant factors.

If the Company experiences a significant change in reimbursement policies or procedures for a particular payer, the contractual allowance estimate percentage is reviewed by management for that payer. However, services authorized by an insured's healthcare provider and rendered by the Company, and the corresponding approval of those services and their settlement by the insured's payer are often subject to interpretation which could result in payments that differ from our estimates.

During the three months ended October 31, 2005 and 2004, the contractual allowance percentages, determined using the rolling monthly average historical reimbursement statistics, were 75.1% and 73.2%, respectively. The Company projects (by using a sensitivity analysis) that each 1% change in the contractual allowance percentage could result in a change in the net accounts receivable of approximately $455,000 and $652,600 as of October 31, 2005 and 2004, respectively, and a change in clinical laboratory services revenues of approximately $298,600, and $338,300 for the three months ended October 31, 2005 and 2004, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company determines the estimated allowance for doubtful accounts after the estimated contractual allowance expense has been applied to the gross open receivables. The allowance for doubtful accounts represents amounts that the Company does not expect to collect after the Company has exhausted its collection procedures. In summary, the Company estimates its allowance for doubtful accounts in the period the related services are billed and adjusts in future accounting periods the estimate as necessary. It bases the estimate for the allowance on the evaluation of historical collection experience, the aging profile of accounts receivable, the historical doubtful account write-off percentages, payer mix, and other relevant factors.

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements, from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and co-payments, which are subject to credit risk and patients' ability to pay. The Company wrote off 100% of all accounts receivable (for all payers) over 210 days during the three months ended October 31, 2005 as it assumed all these accounts are uncollectible. The written off amounts are kept on the aging for patient billing and demographic information. The Company also set up an allowance for accounts less than 210 days during the three months ended October 31, 2005. The Company adjusts the historical collection analysis for any recoveries on an ongoing basis.

The Company's ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the allowance estimates, which involves judgment. The Company believes that the collectibility of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the correct information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount.

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

Pursuant to SFAS 109 "Accounting for Income Taxes", the Company recorded a valuation allowance of $1.1 million for its net deferred tax assets during the quarter ended October 31, 2005. The Company believes that the valuation charge is necessary as it is more likely than not that the deferred tax assets will not be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 31, 2005 AS COMPARED TO OCTOBER 31, 2004

Research product revenues and royalty income was $2.1 million during the three months ended October 31, 2005 compared to $2.4 million in the year ago quarter, a decrease of $0.3 million or 13%. The decrease was primarily due to a decline in the non exclusive distribution agreement revenue from research products, partially offset by royalties earned in the 2005 quarter but not in the 2004 quarter. The decline in the gross profit margin on research product sales and royalties in the 2005 quarter compared to the 2004 quarter is due to this decline in revenues from distributors with whom we had supply agreements. Revenues from these distributors were net of manufacturing costs.

Clinical laboratory revenues were $8.0 million during the three months ended October 31, 2005 compared to $7.8 million in the year ago quarter, an increase of $0.2 million or 2%, primarily due to the increase in the number of customer accounts being serviced.

The cost of research products revenues during the three months ended October 31, 2005 and 2004 was comparable, at $0.5 million.

The cost of clinical laboratory services during the three months ended October 31, 2005 was $3.5 million compared to $2.9 million in the year ago quarter, an increase of $0.6 million or 19%, primarily due to the increased number of tests performed and higher costs incurred to perform certain esoteric tests.

Research and development expenses were $1.5 million during the three months ended October 31, 2005 compared to $2.2 million in the year ago quarter, a decrease of $0.7 million or 30%, primarily due to the timing of when clinical trial study costs are incurred for the development of therapeutic products, and a decline in the amortization of deferred patent expenses.
Selling, general and administrative expenses were $5.5 million during the three months ended October 31, 2005 compared to $4.1 million in the year ago quarter, an increase of $1.3 million or 32%. The increase was due to stock option compensation charges due to the adoption of SFAS 123 (R) during the quarter ended October 31, 2005, an increase in personnel costs relating to information technology and other service support departments, and corporate governance and accounting fees.

The provision for uncollectible accounts receivable in the clinical reference laboratory segment during the three months ended October 31, 2005 was $1.1 million, compared to $1.5 million during the year ago quarter, a decrease of $0.4 million or 22%. The provision for uncollectible accounts receivable as a percentage of clinical laboratory services revenues decreased to 15% in the 2005 period compared to 19% for the 2004 period. The decrease in the provision was primarily due to improved billing procedures and the change in the mix of the demographics of the patients from the New Jersey new customer accounts.

Legal expenses were $1.9 million during the three months ended October 31, 2005 compared to $1.1 million in the year ago quarter, an increase of $0.7 million or 63%. The increase is due to the on going patent litigation.

Interest income increased $0.4 million or 114% to $0.7 million during the three months ended October 31, 2005 compared to $0.3 million during the year ago quarter, due to the increase in interest rates earned on investments. The Company earns interest on its cash and cash equivalents by investing primarily in short term (90 days or less) financial instruments with high credit ratings.

For the three months ended October 31, 2005, the Company's provision for income taxes was $0.1 million, which included a benefit for income taxes of $1.0 million, of which $0.5 million will be carried back against federal taxes paid for fiscal 2005, offset by an increase in the valuation allowance of $1.1 million to equal net deferred tax assets as of October 31, 2005. In computing the $0.5 million federal tax carryback benefit, the effective rate used considered limitations on the Company's ability to carryback its estimated net operating loss for the full fiscal year ending July 31, 2006. Pursuant to SFAS 109 "Accounting for Income Taxes", the Company recorded a valuation allowance for its net deferred tax assets during the quarter ended October 31, 2005. The Company believes that the valuation charge is necessary as it is more likely than not that the deferred tax assets will not be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

For the three months ended October 31, 2004, the Company's provision for income taxes was $5.2 million which was based on the effective federal, state and local income tax rates applied to the fiscal year's taxable income. The provision for income taxes, at an effective rate of 43%, was different from the U.S. federal statutory rate of 34% due to state income taxes net of federal of 8%, and other of 1%.

SEGMENT (LOSS) INCOME BEFORE INCOME TAXES - THREE MONTHS ENDED OCTOBER 31, 2005 AS COMPARED TO OCTOBER 31, 2004

The research and development segment's loss before income taxes was approximately $0.5 million for the three months ended October 31, 2005, compared to income of $13 million in the 2004 period. The 2004 period income was the result of the $14 million gain from the Digene agreement. The 2005 loss was the result of a decline in research product revenues due to the ongoing dispute with certain distributors on the sales of certain licensed products. The clinical reference laboratory segment's income before income taxes was $0.1 million versus $0.6 million.

The decrease is due to higher costs services provided, partially offset by higher revenues from the increase in the number of customer accounts being serviced, and a lower provision for uncollectible accounts, due to the expansion into the New Jersey markets. The Other segment's (loss) before income taxes was $(2.8) million versus $(1.5) million in the 2004 period, primarily due to legal fees, partially offset by higher interest income earned on cash equivalents.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of the Company's "disclosure controls and procedures" (as such term is defined under the Exchange Act), under the supervision and with the participation of the principal executive officer and the principal financial officer. Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this report. Notwithstanding the foregoing, a control system, no matter how well designed and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

     (b) Changes in Internal Controls

There was no change in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

There have been no material developments with respect to previously reported legal proceedings. See the annual report on Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission for a discussion of the Company's ongoing legal proceedings.

Item 6.  EXHIBITS

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


                                                    ENZO BIOCHEM, INC.
                                                    ------------------
                                                      Registrant)


Date: December 12, 2005                             by: /s/Barry Weiner
                                                        ---------------
                                                        Chief Financial Officer