Form 10-Q
period 2006-01-31
ENZO BIOCHEM INC
filed 2006-03-13
CIK 316253

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
Mark one
|x|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

                                       or

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

631-755-5500
------------------------------
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

                                 Yes |X|  No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

   Large accelerated |_|   Accelerated filer |X|   Non- accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                 Yes |_|  No |X|

          As of March 1, 2006 the Registrant had 32,234,450 shares of
                           Common Stock outstanding.

                               ENZO BIOCHEM, INC.
                                    FORM 10-Q
                                January 31, 2006

                                      INDEX


                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets
         January 31, 2006 (unaudited) and July 31, 2005                                                   3

         Consolidated Statements of Operations
         For the three and six months ended January 31, 2006 and 2005 (unaudited)                         4

         Consolidated Statements of Cash Flows
         For the six months ended January 31, 2006 and 2005 (unaudited)                                   5

         Notes to Consolidated Financial Statements                                                       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                    15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       23

Item 4.  Controls and Procedures                                                                          23


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                23

Item 4.  Submission of matters to a vote of security holders                                              24

Item 6.  Exhibits                                                                                         24

Signatures                                                                                                24

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                               ENZO BIOCHEM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    January 31,            July 31,
ASSETS                                                                                                     2006                2005
                                                                                                    (unaudited)
                                                                                                 --------------      --------------
Current assets:                                                                                             (In thousands)
   Cash and cash equivalents ...............................................................          $  76,362           $  76,981
   Marketable securities ...................................................................                 --               6,714
   Accounts receivable, net of allowances ..................................................             11,652              13,421
   Inventories .............................................................................              2,980               2,876
   Prepaid expenses ........................................................................              1,763               2,580
   Recoverable income taxes ................................................................              2,533               1,329
   Deferred taxes ..........................................................................                 --                 900
                                                                                                      ---------           ---------
Total current assets .......................................................................             95,290             104,801

Property and equipment, net of accumulated depreciation
   and amortization ........................................................................              3,093               2,669
Goodwill ...................................................................................              7,452               7,452
Patent costs, net of accumulated amortization ..............................................              1,296               1,333
Other ......................................................................................                210                 211
                                                                                                      ---------           ---------
Total assets ...............................................................................          $ 107,341           $ 116,466
                                                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued legal fees ......................................................................          $   1,442           $   2,717
   Trade accounts payable ..................................................................              1,710               2,414
   Other accrued expenses ..................................................................              1,288               1,348
   Accrued payroll .........................................................................                570                 515
   Deferred revenue ........................................................................                 --                 359
   Accrued research and development expenses ...............................................                163                 286
   Installment payable .....................................................................                 --                 150
                                                                                                      ---------           ---------
Total current liabilities ..................................................................              5,173               7,789

Deferred taxes .............................................................................                 --                 260
Long term installment payable ..............................................................                150                 150

Commitments

Stockholders' equity:
   Preferred Stock, $.01 par value; authorized 25,000,000 shares; no
       shares issued or outstanding ........................................................                 --                  --
   Common Stock, $.01 par value; authorized 75,000,000 shares; shares
       issued: 32,787,000 at January 31, 2006 and 32,526,800 at July 31, 2005  .............                328                 325
   Additional paid-in capital ..............................................................            234,420             230,644
   Less treasury stock at cost: 564,860 shares at January 31, 2006
       and 384,400 shares at July 31, 2005  ................................................             (8,428)             (5,994)
   Accumulated deficit .....................................................................           (124,302)           (116,577)
   Accumulated other comprehensive loss ....................................................                 --                (131)
                                                                                                      ---------           ---------
Total stockholders' equity .................................................................            102,018             108,267
                                                                                                      ---------           ---------
Total liabilities and stockholders' equity .................................................          $ 107,341           $ 116,466
                                                                                                      =========           =========

                             See accompanying notes

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                         Three Months Ended                  Six Months Ended
                                                                             January 31,                        January 31,
                                                                       2006              2005              2006              2005
                                                                     ---------------------------------------------------------------
                                                                           (In Thousands)                      (In Thousands)
Revenues:
   Research product revenues and royalty income ............         $  2,109          $  3,271          $  4,255          $  5,727
   Clinical laboratory services ............................            8,007             7,964            16,026            15,809
                                                                     --------          --------          --------          --------
                                                                       10,116            11,235            20,281            21,536
Costs and expenses and other (income):
   Cost of research product revenues .......................              385               555               926             1,130
   Cost of clinical laboratory services ....................            3,431             2,859             6,912             5,773
   Research and development expense ........................            1,911             2,030             3,461             4,243
   Selling, general, and administrative expense ............            7,326             4,738            12,781             8,875
   Provision for uncollectible accounts receivable .........            1,209             1,146             2,354             2,623
   Legal expense ...........................................            1,632             1,160             3,494             2,303
   Interest income .........................................             (680)             (309)           (1,387)             (639)
   Gain on patent litigation settlement ....................               --                --                --           (14,000)
                                                                     --------          --------          --------          --------
                                                                       15,214            12,179            28,541            10,308

(Loss) income before income taxes ..........................           (5,098)             (944)           (8,260)           11,228
Benefit (provision) for income taxes .......................              659               416               536            (4,736)
                                                                     --------          --------          --------          --------
Net (loss) income ..........................................         ($ 4,439)         ($   528)         ($ 7,724)         $  6,492
                                                                     ========          ========          ========          ========

Net (loss) income per common share:
   Basic ...................................................         ($  0.14)         ($  0.02)         ($  0.24)         $   0.20
                                                                     ========          ========          ========          ========
   Diluted .................................................         ($  0.14)         ($  0.02)         ($  0.24)         $   0.20
                                                                     ========          ========          ========          ========

Weighted average common shares outstanding:
   Basic ...................................................           32,200            32,076            32,179            32,062
   Diluted .................................................           32,200            32,076            32,179            32,739

                             See accompanying notes

                                ENZO BIOCHEM, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                          Six Months Ended
                                                                                                             January 31,
                                                                                                        2006                   2005
                                                                                                    --------               --------
OPERATING ACTIVITIES                                                                                        (in thousands)
Net (loss) income ....................................................................              ($ 7,724)              $  6,492

Adjustments  to reconcile  net (loss) income to net cash
(used in)/provided  by operating activities:
       Depreciation and amortization of property and equipment .......................                   526                    383
       Amortization of patent costs ..................................................                    37                    660
       Provision for uncollectible accounts receivable ...............................                 2,354                  2,623
       Deferred taxes ................................................................                   640                    425
       Stock option compensation charge ..............................................                   840                     --
       Restricted stock awards compensation charge ...................................                    29                     --
       Issuance of stock for 401(k) employer match ...................................                   401                     --
       Deferred rent .................................................................                    --                    (87)
       Loss on sales of marketable securities ........................................                   153                     98

       Changes in operating assets and liabilities:
       Accounts receivable before provision for
       uncollectible amounts .........................................................                  (585)                (2,509)
       Inventories ...................................................................                  (104)                   150
       Prepaid expenses ..............................................................                   817                    318
       Recoverable income taxes ......................................................                (1,204)                   533
       Trade accounts payable and other accrued expenses .............................                  (765)                  (797)
       Accrued research and development expenses .....................................                  (123)                   (28)
       Deferred revenue ..............................................................                  (359)                 1,503
       Income taxes payable ..........................................................                    --                  1,978
       Accrued legal fees ............................................................                (1,275)                (1,540)
       Accrued payroll ...............................................................                    55                    148
       Installment payable ...........................................................                  (150)                    --
                                                                                                    --------               --------
 Adjustments - net ...................................................................                 1,287                  3,858

           Net cash (used in)/provided by operating activities .......................                (6,437)                10,350

INVESTING ACTIVITIES
    Capital expenditures .............................................................                  (948)                  (715)
    Patent costs deferred ............................................................                    --                    (21)
    Sales of marketable securities ...................................................                 6,761                  5,000
    Purchases of marketable securities ...............................................                   (69)                  (275)
    Security deposits ................................................................                     1                     (5)
                                                                                                    --------               --------
           Net cash provided by investing activities .................................                 5,745                  3,984

FINANCING ACTIVITIES
    Proceeds from the exercise of stock options ......................................                    73                    290
                                                                                                    --------               --------
           Net cash provided by financing activities .................................                    73                    290

Net (decrease) increase in cash and cash equivalents .................................                  (619)                14,624
Cash and cash equivalents at the beginning of the period .............................                76,981                 54,499
                                                                                                    --------               --------
Cash and cash equivalents at the end of the period ...................................              $ 76,362               $ 69,123
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

In December 2004, a director of the Company exercised incentive stock options in a non-cash transaction. The director surrendered 17,056 shares of previously acquired common stock in exchange for 31,660 shares. The Company recorded approximately $0.3 million, the market value of the surrendered shares, as treasury stock.

                             See accompanying notes

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             as of January 31, 2006
                  and for the three and six month periods ended
                            January 31, 2006 and 2005
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2005 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six months ended January 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2006.

RECLASSIFICATIONS

Certain amounts in prior years have been reclassified to conform to current year presentation.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS - SFAS NO. 123(R) ACCOUNTING FOR SHARE BASED PAYMENT

In December 2004, the Financial Accounting Standards Board ("FASB") issued revised SFAS No. 123 "Accounting for Share Based Payment" ("SFAS 123(R)"), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. Accordingly, pro forma disclosure of the compensation effect of share based payment transactions with employees on net income and earnings per share is no longer an alternative to recognition in the statements of operations. The compensation cost recognized is measured based on the fair value of the equity or liability instrument issued. The statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company was required to adopt SFAS 123(R) as of August 1, 2005, the first day of its fiscal year ending July 31, 2006. The Company adopted the provisions of SFAS 123(R) using the modified prospective transition method, which allows for recognition of compensation expense for awards that vest after August 1, 2005 and awards granted subsequent to that date.

In November 2005, the FASB issued FSP FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards", to provide an alternate transition method for the implementation of SFAS No. 123(R). Because some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such had those entities adopted SFAS No. 123(R) for recognition purposes, this FSP provides an elective alternative transition method. The method comprises (a) a computational component that establishes a beginning balance of the additional paid in capital pool ("APIC pool") related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company is considering applying the principles set forth in this FSP to determine its APIC pool.

As a result of the adoption of SFAS 123(R), the Company recognized in its consolidated statements of operations approximately $420,000 and $840,000 of compensation expense relating to the fair value of employee stock options that vested during the three and six months ended January 31, 2006, and approximately $29,000 of compensation expense relating to the fair value of restricted stock that vested during the three and six months ended January 31, 2006.

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the statements of operations:

                                        Three months ended    Six months ended
  (in thousands)                          January 31, 2006    January 31, 2006
  --------------                          ----------------    ----------------
  Cost of research product revenues                    $30                 $38
  Research and development                              71                 142
  Selling, general and administrative                  348                 689
                                                       ---                 ---
                                                      $449                $869
                                                      ====                ====

The aggregate intrinsic value of stock options exercised during the six months ended January 31, 2006 and 2005 was $1.7 million and $0.6 million, respectively. As of January 31, 2006, there was $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company's stock option and restricted stock plans, which will be recognized over a weighted average life of approximately 2 years as of January 31, 2006. During the six months ended January 31, 2006, the Company granted awards for 45,000 shares of restricted stock, which vest over two and four year periods. There were no stock options awards.

On June 3, 2005, the Board of Directors approved the acceleration of vesting of unvested "out of the money" stock options held by employees, including executive officers and directors. The stock options considered as out of the money were those with an exercise price that was $1.50 or more than the closing price of the Company's common stock on June 3, 2005 of $14.82. All other terms and conditions of these "out of the money" options remain unchanged. As a result of the acceleration, options to purchase approximately 666,000 shares of the Company's common stock (which represents approximately 21% of the Company's then outstanding stock options) became exercisable immediately. The accelerated options ranged in exercise prices from $16.39 to $19.02 and the weighted average exercise price of the accelerated options was $17.55 per share. The total number of options subject to acceleration included options to purchase 575,000 shares held by executive officers and directors of the Company. This action was taken to avoid expense recognition in future financial statements upon adoption of SFAS 123(R). The accelerated vesting of the "out of the money" options did not result in a charge in the Company's statement of operations for the fiscal year ended July 31, 2005 based on U.S. generally accepted accounting principles. The Company reported approximately $10.1 million of pro forma compensation expense for the fiscal year ended July 31, 2005, of which $6.0 million was applicable to the accelerated "out of the money" options.

Up to and including the fiscal year that ended July 31, 2005, the Company accounted for stock option grants to employees under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recorded. Pro forma information regarding net income (loss) applicable to common stockholders was required by FASB Statement No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which also required that the information be determined as if the Company had accounted for its stock options under the fair value method of that statement.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the periods ended January 31, 2005:

                                        Three months ended     Six months ended
(in thousands, except for share data)     January 31, 2005     January 31, 2005
-------------------------------------     ----------------     ----------------
Reported net (loss) income                        $  (528)             $ 6,492
Pro forma compensation expense                     (1,051)              (2,032)
                                                  -------              -------
Pro forma net (loss) income                       $(1,579)             $ 4,460
                                                  =======              =======

(Loss) earnings per share:
   Basic - as reported                              $(.02)                $.20
   Basic - pro forma                                $(.05)                $.14

   Diluted - as reported                            $(.02)                $.20
   Diluted - pro forma                              $(.05)                $.14

NOTE 3  (LOSS) EARNINGS PER SHARE

The Company applies SFAS No. 128, "Earnings per Share" which establishes standards for computing and presenting earnings per share. Basic net (loss) income per share represents net (loss) income divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and restricted stock awards, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the three and six months ended January 31, 2006 and the three months ended January 31, 2005 does not include the effect of dilutive employee and director stock options in all periods and restricted stock awards in the 2006 periods because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share for these periods is the same. The following table sets forth the computation of basic and diluted net (loss) income per share pursuant to SFAS 128.

                                                                    Three months ended           Six months ended
(In thousands, except for share data)                                   January 31,                 January 31,
                                                                      2006          2005          2006          2005
                                                                      ----          ----          ----          ----
Numerator:
   Net (loss) income                                              ($4,439)         ($528)      ($7,724)       $6,492
                                                                  =======          =====       =======        ======

Denominator:
   Weighted average number of common shares
   outstanding (basic)                                             32,200         32,076        32,179        32,062

Dilutive stock options                                                ---            ---           ---           677
                                                                      ---            ---           ---           ---

Weighted average number of common and common equivalent
shares outstanding (diluted)
                                                                   32,200         32,076        32,179        32,739
                                                                   ======         ======        ======        ======

Basic net (loss) income per share                                   ($.14)         ($.02)        ($.24)        $0.20
                                                                    =====          =====         =====         =====

Diluted net (loss) income per share                                 ($.14)         ($.02)        ($.24)        $0.20
                                                                    =====          =====         =====         =====

The following table summarizes the potential number of shares issued from exercise of "in the money" stock options, net of shares repurchased with the option exercise proceeds, and potential shares from restricted stock awards, which are excluded from the above computation of diluted net (loss) per share because the effect of their potential issuance is anti-dilutive.

                                                                  Three months ended            Six months ended
(In thousands)                                                       January 31,                   January 31,
                                                                 2006            2005          2006            2005
                                                                 ----            ----          ----            ----
Potential net shares, issued from exercise of                     427             861           496              --
"in the money"  employee and  director  stock                     ===             ===           ===              --
options and restricted stock awards, excluded
from diluted net (loss) per share calculation

The following table summarizes the number of "out of the money" options excluded from the computation of diluted net (loss) and net income per share because the effect of their potential exercise is anti-dilutive.

                                                                  Three months ended            Six months ended
(In thousands)                                                       January 31,                   January 31,
                                                                 2006            2005          2006            2005
                                                                 ----            ----          ----            ----
"Out of the money" employee and director                          963             111           963             111
stock options                                                     ===             ===           ===             ===

The Company declared a 5% stock dividend on October 5, 2004 which was paid on November 15, 2004 to shareholders of record as of October 25, 2004. The Company recorded a charge to accumulated deficit and a credit to common stock and additional paid-in-capital in the amount of $23.4 million which reflected the fair value of the dividend on the date of declaration.

NOTE 4.  INVENTORIES

Inventories consist of the following, as of:

                                             January 31,          July 31,
  (In thousands)                                    2006              2005
  --------------                                    ----              ----
  Raw Materials                                      $29               $52
  Work in process                                  1,777             1,767
  Finished products                                1,174             1,057
                                                   -----             -----
                                                  $2,980            $2,876
                                                  ======            ======

NOTE 5 - STOCKHOLDERS' EQUITY

INCENTIVE STOCK OPTION PLANS

A summary of the information relating to the Company's stock option plans for the six months ended January 31, 2006 and 2005 is as follows:

                                                       January 31, 2006                              January 31, 2005
                                     --------------------------------------------------------------------------------------------
                                                                        Weighted                                       Weighted
                                                                         Average                                        Average
                                                                        Exercise                                       Exercise
                                                 Options                   Price                 Options                  Price
                                                 -------                   -----                 -------                  -----
         Outstanding at
         beginning
         of period                             3,154,125                  $11.86               2,856,801                 $11.86
         Granted                                     ---                     ---                 431,975                 $16.57
         Exercised                              (227,816)                 $11.01                 (69,535)                 $7.54
         Cancelled                               (15,300)                 $14.05                  (6,271)                 $7.00
                                                --------                                        --------
         Outstanding at
         end of period                         2,911,009                  $12.74               3,212,970                 $12.56
                                               =========                                       =========
         Exercisable at
         end of period                         1,898,628                  $11.32               2,174,400                 $11.23
                                               =========                                       =========

         Weighted average fair
         value of options granted
         during period                                                       ---                                         $11.76

The following table summarizes information for stock options outstanding at January 31, 2006:

                                    Options outstanding                                           Options exercisable

                                                  Weighted-             Weighted-                                   Weighted-
                                                    Average               Average                                     Average
      Range of                                  Contractual              Exercise                                    Exercise
   Exercise Prices           Shares                    Life                 Price                Shares                 Price
      ------                 ------                    ----                 -----                ------                 -----
        $5.45-8.08          291,451               2.7 years                 $5.64               291,451                 $5.64
       $8.33-12.25        1,602,275               4.8 years                $11.06             1,312,250                $10.89
      $12.93-19.02          937,406               7.9 years                $16.73               215,050                $16.60
      $20.20-24.42           61,644               5.5 years                $21.42                61,644                $21.42
            $36.05           18,233               4.0 years                $36.05                18,233                $36.05
                          ---------                                                           ---------
                          2,911,009                                                           1,898,628
                          =========                                                           =========

As of January 31, 2006, there were approximately 806,800 shares available for grant under the Company's stock option plans. During the six months ended January 31, 2006, the Company granted 45,000 shares of restricted stock and no stock options.

NOTE 6.  INCOME TAXES

For the three months ended January 31, 2006, the Company's benefit for income taxes was $0.6 million, which represents its federal tax carryback benefit for taxes paid in fiscal 2005, net of minimum state and local taxes due for the period. In computing this federal tax carryback benefit, the effective rate used considered limitations on the Company's ability to carryback its estimated net operating loss for the full fiscal year which ends July 31, 2006.

For the six months ended January 31, 2006, the Company's benefit for income taxes was $0.5 million, which is the net of a benefit for income taxes of $1.2 million which will be carried back against federal taxes paid for fiscal 2005, offset by a valuation allowance of $0.6 million equal to net deferred tax assets at the beginning of the period and by minimum state and local taxes due for the six months. In computing the $1.2 million federal tax carryback benefit, the effective rate used considered limitations on the Company's ability to carryback its estimated net operating loss for the full fiscal year which ends July 31, 2006.

Pursuant to SFAS 109 "Accounting for Income Taxes", during the six months ended January 31, 2006 the Company recorded a valuation allowance equal to its net deferred tax assets. The Company believes that the valuation allowance is necessary as it is more likely than not that the deferred tax assets will not be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

The benefit (provision) for income taxes is as follows:

                                              (000's)               (000's)
                                       Three  months ended     Six months ended
                                          January 31,            January 31,
                                          2006      2005        2006        2005
Current benefit (provision):              ----      ----        ----        ----
   Federal                                $676      $162      $1,209    $(4,048)
   State and local                         (17)       37         (33)      (262)
Deferred benefit (provision)                --       217        (640)      (426)
                                          ----      ----      ------    -------
Benefit (provision) for income taxes      $659      $416      $  536    $(4,736)
                                          ====      ====      ======    =======

The components of deferred tax assets (liabilities) as of January 31, 2006 and July 31, 2005 are as follows:

                                                                                 (000's)
                                                                   January 31,            July 31,
Current deferred tax assets (liabilities):                                2006                2005
------------------------------------------                                ----                ----
Provision for uncollectible accounts receivable                           $733                $889
State and local tax carry forward losses                                   595                 245
Other, net                                                                   7                (234)
Realized and unrealized losses on marketable securities                    138                 129
Less: valuation reserve for losses on marketable securities                  -                (129)
                                                                         -----               -----
Current deferred tax assets, net                                         1,473                $900
                                                                         -----                ----

Non Current Deferred Tax Assets (Liabilities):
----------------------------------------------
Deferred patent costs                                                     (287)               (293)
Research and development tax credit carry forward                           44                   -
Depreciation                                                                97                  33
                                                                         -----               -----
Non current deferred tax (liabilities), net                               (146)               (260)
                                                                         -----               -----

Net deferred tax assets - before valuation allowance                     1,327                 640
Less: valuation allowance                                               (1,327)                  -
                                                                        ------               -----
Deferred tax assets, net                                                 $ - -                $640
                                                                         =====                ====

NOTE 7. GAIN ON PATENT LITIGATION SETTLEMENT

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the "Digene agreement"). Under the terms of the agreement, the Company received an initial payment of $16.0 million, would earn in the first "annual period" (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million, and receive a minimum royalty of $3.5 million in each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties are fully creditable against the minimum royalty payments due in the first five years of the agreement. The balance, if any, of the minimum royalty payment is recognized in the final quarter of the applicable annual royalty period.

As a result of the Digene agreement, the Company recorded a gain on patent litigation settlement of $14.0 million during the six months ended January 31, 2005 and deferred $2 million which was earned from net sales of the Company's licensed products covered by the agreement during the first annual period.

The following table summarizes royalty income recognized:

                         Three months ended           Six months ended
(In thousands)              January 31,                   January 31,
                       2006            2005          2006            2005
                       ----            ----          ----            ----
Royalty income         $675            $497        $1,534            $497
                       ====            ====        ======            ====

NOTE 8 - COMMITMENT

In December 2005, the Company entered into a contract to purchase for approximately $3.1 million a 23,000 square foot building adjacent to its corporate headquarters in Farmingdale, NY to expand its manufacturing and research and development operations. The Company expects to close on the purchase transaction by the fourth quarter of fiscal year ending July 31, 2006. Upon execution of the purchase contract, the Company made a $310,000 escrow deposit which is included in property and equipment.

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)

Note 9--Segment Reporting

The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. The chief operating decision maker or decision-making group, in making decisions on how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation.

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

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

THREE MONTHS ENDED JANUARY 31,

                                                  Research and          Clinical
                                                  Development         Laboratories             Other              Consolidated
                                                  -----------         ------------             -----              ------------
                                                 2006      2005      2006      2005       2006       2005       2006       2005
                                                 ----      ----      ----      ----       ----       ----       ----       ----
OPERATING REVENUES:
Research product revenues and royalty income     $ 2,109   $ 3,271        --        --         --         --    $ 2,109    $ 3,271
Clinical laboratory services ...............          --        --   $ 8,007   $ 7,964         --         --      8,007      7,964

COST AND EXPENSES (INCOME):
Cost of research product revenues ..........         385       555        --        --         --         --        385        555
Cost of clinical laboratory services .......          --        --     3,431     2,859         --         --      3,431      2,859
Research and development expense ...........       1,911     2,030        --        --         --         --      1,911      2,030
Provision for uncollectible accounts .......          --        --     1,209     1,146         --         --      1,209      1,146
Depreciation and amortization ..............          48       327       226       112          7         14        281        453
Other costs and expenses ...................         521       298     3,446     2,948      4,710      2,199      8,677      5,445
Interest income ............................          --        --        --        --       (680)      (309)      (680)      (309)
                                                 -------   -------   -------   -------    -------    -------    -------    -------
Income (loss) before income taxes ..........     $  (756)  $    61   $  (305)  $   899    ($4,037)   ($1,904)   $(5,098)   $  (944)
                                                 =======   =======   =======   =======    =======    =======    =======    =======
STOCK BASED COMPENSATION
INCLUDED IN ABOVE COST AND EXPENSES:
Cost of research product revenues ..........     $    30        --        --        --         --         --    $    30         --
Research and development expense ...........          71        --        --        --         --         --         71         --
Other costs and expenses ...................          20        --   $   153        --    $   175         --        348         --
                                                 -------   -------   -------   -------    -------    -------    -------    -------
Totals .....................................     $   121        --   $   153        --    $   175         --    $   449         --
                                                 =======   =======   =======   =======    =======    =======    =======    =======

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2006
                                   (UNAUDITED)

Note 9--Segment Reporting

SIX MONTHS ENDED JANUARY 31,

                                                  Research and          Clinical
                                                  Development         Laboratories             Other              Consolidated
                                                  -----------         ------------             -----              ------------
                                                 2006      2005      2006      2005       2006       2005       2006       2005
                                                 ----      ----      ----      ----       ----       ----       ----       ----
OPERATING REVENUES:
Research product revenues and royalty income    $  4,255   $  5,727        --        --         --         --   $  4,255   $  5,727
Clinical laboratory services ...............          --         --  $ 16,026  $ 15,809         --         --     16,026     15,809

COST AND EXPENSES (INCOME):
Cost of research product revenues ..........         926      1,130        --        --         --         --        926      1,130
Cost of clinical laboratory services .......          --         --     6,912     5,773         --         --      6,912      5,773
Research and development expense ...........       3,461      4,243        --        --         --         --      3,461      4,243
Provision for uncollectible accounts .......          --         --     2,354     2,623         --         --      2,354      2,623
Depreciation and amortization ..............          97        684       447       332         18         27        562      1,043
Other costs and expenses ...................         996        575     6,555     5,535      8,162      4,025     15,713     10,135
Gain on patent litigation settlement .......          --    (14,000)       --        --         --         --         --    (14,000)
Interest income ............................          --         --        --        --     (1,387)      (639)    (1,387)      (639)
                                                --------   --------  --------  --------   --------   --------   --------   --------
Income (loss) before income taxes ..........    $ (1,225)  $ 13,095  $   (242) $  1,546   $ (6,793)  $ (3,413)  $ (8,260)  $ 11,228
                                                ========   ========  ========  ========   ========   ========   ========   ========
STOCK BASED COMPENSATION
INCLUDED IN ABOVE COST AND EXPENSES:
Cost of research product revenues ..........    $     38         --        --        --         --         --   $     38         --
Research and development expense ...........         142         --        --        --         --         --        142         --
Other costs and expenses ...................          40         --  $    292        --   $    357         --        689         --
                                                --------   --------  --------  --------   --------   --------   --------   --------
Totals .....................................    $    220         --  $    292        --   $    357         --   $    869         --
                                                ========   ========  ========  ========   ========   ========   ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See "Forward-Looking and Cautionary Statements" in our Form 10-K for the year ended July 31, 2005. Because of those factors, you should not rely on past financial results as an indication of future performance, and be aware that our consolidated results of operations may fluctuate significantly from quarter to quarter.

Enzo Biochem, Inc. (the "Company" or "Enzo") is a leading life sciences and biotechnology company focused on harnessing genetic processes to develop research tools, diagnostics and therapeutics. Enzo also provides clinical laboratory services to the medical community. In addition, our work in gene analysis has led to our development of significant therapeutic product candidates, several of which are currently in clinical trials, and several in preclinical studies.

The business activities of the Company are performed by the Company's three wholly owned subsidiaries. These activities are: (1) research and development, manufacturing and marketing of biomedical research products and tools through Enzo Life Sciences and research and development of therapeutic products through Enzo Therapeutics, and (2) the operation of a clinical reference laboratory through Enzo Clinical Labs. For information relating to the Company's business segments, see Note 9 of the Notes to Consolidated Financial Statements.

The Company's source of revenue has been from the direct sales of research products of labeling and detection reagents for the genomics and sequencing markets, as well as from non-exclusive distribution agreements. The other source of revenue has been from the clinical laboratory service market. Clinical laboratory services are provided to patients covered by various third party insurance programs, including Medicare, and to patients who are self payers. Revenues from the clinical laboratory are recognized upon completion of the testing process for a specific patient and reported to the ordering physician. These revenues and the associated accounts receivable are based on gross amounts billed or billable for services rendered, net of a contractual allowance, which is the difference between amounts billed to payers and the expected receipts from such payers. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday period and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year. For the six months ended January 31, 2006 and 2005, respectively, approximately 21% and 27% of the Company's operating revenues were derived from research product sales and royalty income and approximately 79% and 73% were derived from clinical laboratory services.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2006, cash and cash equivalents and marketable securities totaled $76.4 million, a decrease of $7.3 million from July 31, 2005. We had working capital of $90.1 million at January 31, 2006 compared to $97.0 million at July 31, 2005.

Net cash used in operating activities for the six month period ended January 31, 2006 was approximately $6.4 million as compared to net cash provided by operating activities of $10.4 million for the six months ended January 31, 2005. The decrease in net cash provided by operating activities was primarily due to the 2006 period's net loss as compared to net income which was the result of the $14 million settlement and license agreement with Digene Corporation recognized in the 2005 period. During the six months ended January 31, 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit. Under the terms of the agreement, the Company received an initial payment of $16.0 million, of which $2.0 million was used to offset royalty income payments due based on net sales of licensed products covered by the agreement during the first year. As a result of this settlement and license agreement with Digene (the "Digene agreement"), the Company recorded a gain on patent litigation settlement of $14.0 million during the six months ended January 31, 2005.

Net cash provided by investing activities was approximately $5.7 million during the six months ended January 31, 2006, as compared $4.0 million during the six months ended January 31, 2005. The increase during the 2006 period was primarily the result of the net sales of marketable securities of approximately $6.7 million, versus net sales of approximately $4.7 million during the 2005 period. During the six months ended January 31, 2006, the Company disbursed approximately $948,000 for capital expenditures, including a $310,000 escrow deposit toward the purchase, for approximately $3.1 million, of a 23,000 square foot building to expand its manufacturing and research and development operations. The Company expects to close on the purchase transaction by the fourth quarter of fiscal year ending July 31, 2006.

Net cash provided by financing activities was approximately $0.1 million during the six months ended January 31, 2006, as compared $0.3 million during the six months ended January 31, 2005, and was from the exercise of stock options.

We believe that our current cash position is sufficient for our foreseeable liquidity and capital resource needs, although there can be no assurance that future events will not alter such view. Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements that would have a material effect on our financial statements.

CRITICAL ACCOUNTING POLICIES

GENERAL

Management's discussion and analysis of financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses; these estimates and judgments also affect related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to contractual allowance, allowance for uncollectible accounts, intangible assets and income taxes. The Company bases its estimates on experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

RESEARCH PRODUCT REVENUES AND ROYALTY INCOME

Revenues from research product sales are recognized when the products are shipped, the sales price is fixed or determinable and collectibility is reasonably assured. Under the terms of a settlement and license agreement to settle a patent litigation lawsuit, the Company earned in the "first annual period" (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million, and will receive a minimum royalty of $3.5 million in each of the next four annual periods. In addition, the agreement provides for the Company to receive quarterly running royalties on the net sales of products subject to the license until the expiration of the patent in April 2018. The quarterly running royalties are fully creditable against the minimum royalty payments due in the first five years of the agreement. The balance, if any, of the minimum royalty payment is recognized in the final quarter of the applicable annual royalty period.

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

The following are tables of the clinical laboratory segment's net billings and billing percentages by billing category for the three and six months ended January 31, 2006 and 2005:

          Net billings       Three months ended          Three months ended
                              January 31, 2006            January 31, 2005
                              ----------------            ----------------
Billing category          (In 000's)        (in %)     (In 000's)       (in %)
----------------          ----------        ------     ----------       ------
Medicare                      $1,968            24         $1,539           19
Third party carriers           3,852            48          3,729           47
Patient self-pay               1,727            22          2,418           30
HMO's                            460             6            278            4
                              ------          ----         ------         ----
Total                         $8,007          100%         $7,964         100%
                              ======          ====         ======         ====

          Net billings         Six months ended           Six months ended
                               January 31, 2006           January 31, 2005
                               ----------------           ----------------
Billing category          (In 000's)        (in %)     (In 000's)       (in %)
----------------          ----------        ------     ----------       ------
Medicare                      $3,803            24         $3,340           21
Third party carriers           8,565            53          8,166           52
Patient self-pay               2,730            17          3,688           23
HMO's                            928             6            615            4
                             -------          ----        -------         ----
Total                        $16,026          100%        $15,809         100%
                             =======          ====        =======         ====

The following is a table of the Company's net accounts receivable by segment. The clinical laboratory segment's net receivables are detailed by billing category and as a percent to its total net receivables:

        Net accounts receivable           As of                   As of
                                     January 31, 2006         July 31, 2005
                                     ----------------       ----------------
Billing category                 (In 000'S)       (in %)    (In 000'S)    (in %)
----------------                 ----------       ------    ----------    ------
Medicare                             $1,447           14        $1,594        13
Third party carriers                  4,973           47         6,742        54
Patient self-pay                      3,420           33         3,819        30
HMO's                                   603            6           394         3
                                    -------         ----       -------      ----
Total clinical laboratory           $10,443         100%       $12,549      100%
                                                    ====                    ====
Research and development              1,209                        872
                                    -------                    -------
Net accounts receivable             $11,652                    $13,421
                                    =======                    =======


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

If the Company experiences a significant change in reimbursement policies or procedures for a particular payer, the contractual allowance percentage is reviewed by management for that payer. However, services authorized by an insured's healthcare provider and rendered by the Company, and the corresponding approval of those services and their settlement by the insured's payer are often subject to interpretation which could result in payments that differ from our estimates.

During the six months ended January 31, 2006 and 2005, the contractual allowance percentages, determined using the rolling monthly average historical reimbursement statistics, were 75.7% and 74.3%, respectively. The Company projects (by using a sensitivity analysis) that each 1% point change in the contractual allowance percentage could result in a change in the net accounts receivable of approximately $461,000 and $476,000 as of January 31, 2006 and 2005, respectively, and a change in clinical laboratory services revenues of approximately $635,000, and $591,000 for the six months ended January 31, 2006 and 2005, respectively.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company determines the estimated allowance for doubtful accounts after the estimated contractual allowance expense has been applied to the gross open receivables. The allowance for doubtful accounts represents amounts that the Company does not expect to collect after the Company has exhausted its collection procedures.

In summary, the Company estimates its allowance for doubtful accounts in the period the related services are billed and adjusts the estimate in future accounting periods as necessary. It bases the estimate for the allowance on the evaluation of historical collection experience, the aging profile of accounts receivable, the historical doubtful account write-off percentages, payer mix, and other relevant factors.

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements, from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment, and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients' ability to pay. The Company wrote off 100% of all accounts receivable (for all payers) over 210 days during the six months ended January 31, 2006 as it assumed all these accounts are uncollectible. The written off amounts are kept on the aging for patient billing and demographic information. The Company also set up an allowance for accounts less than 210 days during the six months ended January 31, 2006. The Company adjusts the historical collection analysis for any recoveries on an ongoing basis.

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

Pursuant to SFAS 109 "Accounting for Income Taxes", the Company recorded a valuation allowance charge of $0.6 million for its net deferred tax assets during the three months ended October 31, 2005, and subsequent to that date has applied a full valuation allowance against increases in its net deferred tax assets. The Company believes that the full valuation allowance is necessary as it is more likely than not that the net deferred tax assets will not be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the net deferred tax assets.

                              RESULTS OF OPERATIONS
       THREE MONTHS ENDED JANUARY 31, 2006 AS COMPARED TO JANUARY 31, 2005

Research product revenues and royalty income was $2.1 million during the three months ended January 31, 2006 compared to $3.3 million in the year ago quarter, a decrease of $1.2 million or 36%. The decrease was due to both a decline in direct sales of research products and the dispute with former distributors, whereby the Company did not record revenue in the 2006 quarter as compared to $0.8 million of revenue recorded from these distributors in the 2005 quarter.

Clinical laboratory revenues were comparable at $8.0 million during the three months ended January 31, 2006 and 2005.

The cost of research products revenues during the three months ended January 31, 2006 was $0.4 million compared to $0.6 million in the year ago quarter, a decrease of $0.2 million or 31%, due to lower research product sales.

The cost of clinical laboratory services during the three months ended January 31, 2006 was $3.4 million compared to $2.8 million in the year ago quarter, an increase of $0.6 million or 20%, due to the higher cost of esoteric tests and the higher volume of test performed.

Research and development expenses were $1.9 million during the three months ended January 31, 2006 compared to $2.0 million in the year ago quarter, a decrease of $0.1 million or 6%. During the 2006 quarter, an increase in clinical trial study activities for the therapeutics program was offset by a decrease in the amortization of deferred patent expenses.

Selling, general and administrative expenses were $7.3 million during the three months ended January 31, 2006 compared to $4.7 million in the year ago quarter, an increase of $2.6 million or 55%. The increase was due to the recognition of stock option compensation charges required by the adoption of SFAS 123(R) during the quarter ended January 31, 2006.In addition, there was an increase in expenditures for corporate governance, consulting and other professional fees, and an increase in administrative personnel costs.

The provision for uncollectible accounts receivable in the clinical reference laboratory segment during the three months ended January 31, 2006 was comparable to the year ago quarter.

Legal expenses were $1.6 million during the three months ended January 31, 2006 compared to $1.1 million in the year ago quarter, an increase of $0.5 million or 41%, due to an increase in on going patent litigation activities.

Interest income increased $0.4 million or 120% to $0.7 million during the three months ended January 31, 2006 compared to $0.3 million during the year ago quarter, due to higher interest rates offered on cash and cash equivalents. The Company earns interest on its cash and cash equivalents by investing primarily in short term (30 days) financial instruments with high credit ratings.

For the three months ended January 31, 2006, the Company's benefit for income taxes was $0.6 million, which represents a current carryback benefit for federal income taxes paid in fiscal 2005. In computing this federal tax carryback benefit, the effective rate used considered limitations on the Company's ability to carryback its estimated net operating loss for the full fiscal year which ends July 31, 2006. During the 2006 quarter, the Company recognized no benefit for deferred taxes. Pursuant to SFAS 109 "Accounting for Income Taxes", the Company believes it is more likely than not that net deferred tax assets generated during the 2006 quarter will not be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize deferred tax assets.

For the three months ended January 31, 2005, the Company's benefit for income taxes was $0.4 million, based on the combined effective federal, state and local income tax rates applied to the period's loss before taxes.

                    SEGMENT (LOSS) INCOME BEFORE INCOME TAXES
       THREE MONTHS ENDED JANUARY 31, 2006 AS COMPARED TO JANUARY 31, 2005

The research and development segment's loss before income taxes was approximately $0.8 million for the three months ended January 31, 2006, compared to income of $0.1 million in the 2005 period. The 2006 loss was the result of both a decline in direct sales of research products and the dispute with former distributors, whereby the Company did not record revenue in the 2006 quarter as compared to $0.8 million of revenue recorded from these distributors in the 2005 quarter.

The clinical reference laboratory segment's loss before income taxes was $0.3 million in the 2006 quarter versus income of $0.9 million in the 2005 quarter. The 2006 period was impacted by higher cost of services due to an increase in the number of tests performed, the higher cost of esoteric tests, and an increase in administrative personnel costs and other service support departments to support the expansion into the New Jersey market.

The Other segment's loss before income taxes was ($4.0) million in the 2006 quarter versus ($1.9) million in 2005, due to the recognition of stock option compensation charges required by the adoption of SFAS 123(R) during the 2006 quarter. In addition, there was an increase in expenditures for corporate governance, consulting and legal fees, partially offset by higher interest income earned on cash equivalents.

                              RESULTS OF OPERATIONS
        SIX MONTHS ENDED JANUARY 31, 2006 AS COMPARED TO JANUARY 31, 2005

Research product revenues and royalty income was $4.2 million during the six months ended January 31, 2006 compared to $5.7 million in the year ago period, a decrease of $1.5 million or 26%. The decrease was due to both a decline in direct sales of research products and the dispute with former distributors, whereby the Company did not record revenue in the 2006 period as compared to $1.5 million of revenue recorded from these distributors in the 2005 period.

Clinical laboratory revenues during the six months ended January 31, 2006 and 2005 were comparable.

The cost of research products revenues during the six months ended January 31, 2006 was $0.9 million versus $1.1 million in the 2005 period, a decrease of $0.2 million or 18%, due to the decline in direct sales of research products.

The cost of clinical laboratory services during the six months ended January 31, 2006 was $6.9 million compared to $5.8 million in the year ago period, an increase of $1.1 million or 20%, due to an increase in the number of tests being performed and the higher cost of esoteric tests.

Research and development expenses were $3.4 million during the six months ended January 31, 2006 compared to $4.2 million in the year ago period, a decrease of $0.8 million or 18%. During the 2006 period, there was a decrease in the amortization of deferred patent expenses as compared to the 2005 period.

Selling, general and administrative expenses were $12.8 million during the six months ended January 31, 2006 compared to $8.9 million in the year ago period, an increase of $3.9 million or 44%. The increase was due to the recognition of stock option compensation charges required by the adoption of SFAS 123(R) during the 2006 period.

In addition, there was an increase in expenditures for corporate governance, consulting and other professional fees, and an increase in administrative personnel costs.

The provision for uncollectible accounts receivable in the clinical reference laboratory segment during the six months ended January 31, 2006 was $2.3 million, compared to $2.6 million during the year ago period, a decrease of $0.3 million or 10%. The decrease was primarily due to improved billing procedures and new customer accounts from the New Jersey region, which improved the overall mix of patient demographics.

Legal expenses were $3.5 million during the six months ended January 31, 2006 compared to $2.3 million in the year ago period, an increase of $1.2 million or 52%, due to an increase in on going patent litigation activities.

Interest income increased $0.7 million or 117% to $1.4 million during the six months ended January 31, 2006 compared to $0.6 million during the year ago period, due to higher interest rates offered on cash and cash equivalents. The Company earns interest on its cash and cash equivalents by investing primarily in short term (30 days) financial instruments with high credit ratings.

For the six months ended January 31, 2006, the Company's net benefit for income taxes was $0.5 million, comprised of a current carryback benefit of $1.2 million for federal income taxes paid in the fiscal year ended July 31, 2005, offset by a valuation allowance charge of $0.6 million equal to net deferred tax assets as of July 31, 2005, and by state and local minimum taxes of $0.1 million. In computing the $1.2 million carryback benefit, the effective rate used considered limitations on the Company's ability to carryback its estimated net operating loss for the full fiscal year which ends July 31, 2006. Pursuant to SFAS 109 "Accounting for Income Taxes", the Company recorded a valuation allowance charge during the period ended January 31, 2006 equal to its net deferred tax assets at July 31, 2005 and has applied a full valuation allowance against increases in its net deferred tax assets during the 2006 period. The Company believes that the valuation charge and valuation allowance are necessary as it is more likely than not that net deferred tax assets will not be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the net deferred tax assets.

For the six months ended January 31, 2005, the Company's (provision) for income taxes was $4.7 million which was based on the effective federal, state and local income tax rates applied to 2005 period's taxable income, which was primarily comprised of the $14 million gain from the Digene agreement. The provision for income taxes, at an effective rate of 42%, was different from the U.S. federal statutory rate of 34% due to state income taxes net of federal of 7%, and other of 1%.

                    SEGMENT (LOSS) INCOME BEFORE INCOME TAXES
        SIX MONTHS ENDED JANUARY 31, 2006 AS COMPARED TO JANUARY 31, 2005

The research and development segment's loss before income taxes was approximately $1.2 million for the six months ended January 31, 2006, compared to income of $13.1 million in the 2005 period. The 2006 loss was the result of a decline in direct sales of research products and the dispute with former distributors, whereby the Company did not record revenue in the 2006 period as compared to $1.5 million of revenue recorded from these distributors in the 2005 period. The 2005 period's income was the result of the $14 million gain from the Digene agreement.

The clinical reference laboratory segment's loss before income taxes was $0.2 million in the 2006 period versus income of $1.5 million in 2005. The 2006 period was impacted by higher cost of services due to an increase in the number of tests performed, the higher cost of esoteric tests, and an increase in administrative personnel costs and other service support departments to support the expansion into the New Jersey market.

The Other segment's loss before income taxes was ($6.8) million in the 2006 period versus ($3.4) million in 2005, due to the recognition of stock option compensation charges required by the adoption of SFAS 123(R) during the 2006 period. In addition, there was an increase in expenditures for corporate governance, consulting and legal fees, partially offset by higher interest income earned on cash equivalents.

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

     (b) Changes in Internal Controls

There was no change in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the Company's most recently completed fiscal period that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(a) The Annual Meeting of Shareholders was held on January 19, 2006.

(b) The following matters were voted upon and the results were as follows:

(1) Elazar Rabbani, Ph.D., John B. Sias, and Marcus A Conant, M.D. were nominated by management and elected by the shareholders to serve as Class III Directors until the 2009 Annual Meeting of Shareholders or until their respective successors are elected and shall qualify. The shareholders voted 29,493,295, 26,032,528 and 26,080,631 shares in the affirmative for Elazar Rabbani, Ph.D., John B. Sias, and Marcus A Conant, M.D, respectively, and withheld 1,220,631, 4,681,397 and 4,633,631 shares for Elazar Rabbani, Ph.D., John B. Sias, and Marcus A Conant, M.D, respectively.

(2) The shareholders voted 15,632,081 shares in the affirmative with respect to the amendment and restatement of the Company's 2005 Equity Compensation Incentive Plan, to among other things, (a) permit restricted stock unit awards to be made under the plan, (b) add specific performance criteria that may be used to establish performance objectives for awards intended to qualify as "performance-based compensation" under Section 162(m) of the Internal Revenue Code of 1986, as amended, and (c) eliminate automatic annual option grants to the Company's non-employee directors. A total of 1,669,956 shares voted against this proposal, 188,688 shares abstained, and 11,223,668 shares were broker non-votes.

(3) The shareholders voted 30,418,541 shares in the affirmative with respect to the ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending July 31, 2006, 249,278 shares against and 46,107 shares abstained.

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


                                                ENZO BIOCHEM, INC.
                                                ------------------
                                                     (Registrant)

Date: March 13, 2006                            by: /s/Barry Weiner
                                                    ---------------
                                                    Chief Financial Officer