Form 10-Q
period 2006-04-30
ENZO BIOCHEM INC
filed 2006-06-09
CIK 316253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

Mark one

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006
                                       or
|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                        Commission File Number 001-09974

                               ENZO BIOCHEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                        13-2866202
---------------------------                     ------------
(State or Other Jurisdiction                    (IRS. Employer
of Incorporation or Organization)               Identification No.)

60 Executive Blvd., Farmingdale, New York       11735
-----------------------------------------       -------
(Address of Principal Executive office)         (Zip Code)

631-755-5500
------------
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

  Large accelerated filer |_| Accelerated filer |X| Non- accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                 Yes |_| No |X|

            As of June 1, 2006 the Registrant had 32,249,600 shares
                          of Common Stock outstanding.

                               ENZO BIOCHEM, INC.
                                    FORM 10-Q
                                 April 30, 2006

                                      INDEX
                                      -----


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets
         April 30, 2006 (unaudited) and July 31, 2005                          3

         Consolidated Statements of Operations
         For the three and nine months ended April 30, 2006
         and 2005 (unaudited)                                                  4

         Consolidated Statements of Cash Flows
         For the nine months ended April 30, 2006 and 2005 (unaudited)         5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           26

Item 4.  Controls and Procedures                                              26

                           Part II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings                                                    27

Item 6.  Exhibits                                                             27

Signatures                                                                    27

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                               ENZO BIOCHEM, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS                                                    April 30,
                                                               2006     July 31,
Current assets:                                         (unaudited)         2005
                                                         ----------   ---------
  Cash and cash equivalents .............................   $75,912     $76,981
  Marketable securities .................................        --       6,714
  Accounts receivable, net of allowances ................    11,178      13,421
  Inventories ...........................................     2,780       2,876
  Prepaid expenses ......................................     1,517       2,580
  Recoverable and prepaid income taxes ..................     2,895       1,329
  Deferred taxes ........................................        --         900
                                                          ---------   ---------
Total current assets ....................................    94,282     104,801

Property and equipment, net of accumulated
  depreciation and amortization .........................     3,127       2,669
Goodwill ................................................     7,452       7,452
Patent costs, net of accumulated amortization ...........     1,277       1,333
Other ...................................................       219         211
                                                          ---------   ---------
Total assets ............................................  $106,357    $116,466
                                                          =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued legal fees ....................................    $2,604      $2,717
  Trade accounts payable ................................     1,422       2,414
  Other accrued expenses ................................     1,707       1,348
  Accrued payroll .......................................       896         515
  Deferred revenue ......................................        --         359
  Accrued research and development expenses .............       194         286
  Installment payable, current portion ..................       150         150
                                                          ---------   ---------
Total current liabilities ...............................     6,973       7,789

Deferred taxes ..........................................        --         260
Long term installment payable, net of current portion ...        --         150

Commitments

Stockholders' equity:
  Preferred Stock, $.01 par value; authorized
    25,000,000 shares; no shares issued or outstanding ..        --          --
  Common Stock, $.01 par value; authorized 75,000,000
    shares; shares issued: 32,814,500 at April 30,
    2006 and 32,526,800 at July 31, 2005 ................       328         325
  Additional paid-in capital ............................   235,219     230,644
  Less treasury stock at cost: 564,860 shares at
    April 30, 2006 and 384,400 shares at July 31, 2005 ..    (8,428)     (5,994)
  Accumulated deficit ...................................  (127,735)   (116,577)
  Accumulated other comprehensive loss ..................        --        (131)
                                                          ---------   ---------
Total stockholders' equity ..............................    99,384     108,267
                                                          ---------   ---------
Total liabilities and stockholders' equity ..............  $106,357    $116,466
                                                          =========   =========

                 The accompanying notes are an integral part of these consolidated financial statements

                               ENZO BIOCHEM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    Three Months Ended                     Nine Months Ended
                                                                         April 30,                             April 30,
                                                                  2006              2005                2006              2005
                                                        ----------------------------------------------------------------------
Revenues:
  Research product revenues and royalty income ......           $1,896            $2,385              $6,151            $8,112
  Clinical laboratory services ......................            7,734             8,615              23,759            24,423
                                                        --------------    --------------      --------------    --------------
                                                                 9,630            11,000              29,910            32,535
Costs and expenses and other (income):
  Cost of research product revenues .................              588               535               1,515             1,665
  Cost of clinical laboratory services ..............            3,384             3,430              10,296             9,203
  Research and development expense ..................            1,901             2,208               5,361             6,450
  Selling, general, and administrative expense ......            6,153             5,459              18,935            14,334
  Provision for uncollectible accounts receivable ...              517               950               2,870             3,573
  Legal expense .....................................            1,719             1,387               5,213             3,690
  Interest income ...................................             (839)             (416)             (2,226)           (1,055)
  Gain on patent litigation settlement ..............               --                --                  --           (14,000)
                                                        --------------    --------------      --------------    --------------
                                                                13,423            13,553              41,964            23,860

(Loss) income before income taxes ...................           (3,793)           (2,553)            (12,054)            8,675
Benefit (provision) for income taxes ................              357             1,056                 896            (3,680)
                                                        --------------    --------------      --------------    --------------
Net (loss) income ...................................          ($3,436)          ($1,497)           ($11,158)           $4,995
                                                        ==============    ==============      ==============    ==============

Net (loss) income per common share:
  Basic .............................................           ($0.11)           ($0.05)             ($0.35)            $0.16
                                                        ==============    ==============      ==============    ==============
  Diluted ...........................................           ($0.11)           ($0.05)             ($0.35)            $0.15
                                                        ==============    ==============      ==============    ==============

Weighted average common shares outstanding:
  Basic .............................................           32,245            32,122              32,201            32,082
  Diluted ...........................................           32,245            32,122              32,201            32,745

                 The accompanying notes are an integral part of these consolidated financial statements

                                ENZO BIOCHEM, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                             Nine Months Ended
                                                                  April 30,
                                                                2006       2005
                                                           ---------  ---------
OPERATING ACTIVITIES
Net (loss) income ........................................  ($11,158)    $4,995

Adjustments to reconcile net (loss) income to net cash
(used in)/provided by operating activities:
   Depreciation and amortization of property
      and equipment ......................................       791        688
   Amortization of patent costs ..........................        56        979
   Provision for uncollectible accounts receivable .......     2,870      3,573
   Deferred taxes ........................................       640      1,192
   Stock compensation charges ............................     1,378         --
   Issuance of stock for 401(k) employer match ...........       400        352
   Deferred rent .........................................        --        (87)
   Loss on sales of marketable securities ................       153        200

Changes in operating assets and liabilities:
   Accounts receivable ...................................      (627)    (2,875)
   Inventories ...........................................        96        524
   Prepaid expenses ......................................     1,063        195
   Recoverable and prepaid income taxes ..................    (1,566)      (539)
   Trade accounts payable and other accrued expenses .....      (633)      (455)
   Accrued research and development expenses .............       (92)      (135)
   Deferred revenue ......................................      (359)       955
   Accrued legal fees ....................................      (113)      (888)
   Accrued payroll .......................................       381        463
   Installment payable ...................................      (150)        --
                                                           ---------  ---------
Adjustments ..............................................     4,288      4,142

      Net cash (used in)/provided by
         operating activities ............................    (6,870)     9,137

INVESTING ACTIVITIES
   Capital expenditures ..................................    (1,249)      (955)
   Patent costs ..........................................        --        (20)
   Sales of marketable securities ........................     6,764     10,838
   Purchases of marketable securities ....................       (69)      (249)
   Security deposits .....................................        (8)        (5)
                                                           ---------  ---------
      Net cash provided by investing activities ..........     5,438      9,609

FINANCING ACTIVITIES
   Proceeds from the exercise of stock options ...........       363        348
                                                           ---------  ---------
      Net cash provided by financing activities ..........       363        348

Net (decrease) increase in cash and cash equivalents .....    (1,069)    19,094
Cash and cash equivalents at the beginning of
   the period ............................................    76,981     54,499
                                                           ---------  ---------
Cash and cash equivalents at the end of the period .......   $75,912    $73,593
                                                           =========  =========

                 The accompanying notes are an integral part of these consolidated financial statements

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              As of April 30, 2006
                 and for the three and nine month periods ended
                             April 30, 2006 and 2005
                                   (Unaudited)

Note 1 - Basis of Presentation
------------------------------

The consolidated balance sheet as of April 30, 2006 and the consolidated statements of operations for the three and nine month periods ended April 30, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2005 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended April 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2006.

Note 2 - Recently issued accounting pronouncements
--------------------------------------------------

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material effect on its results of operations or financial condition.

Note 3 - Share-based compensation
---------------------------------

Prior to August 1, 2005, the Company accounted for employee stock option plans under the intrinsic value method in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB No. 25") and related interpretations. Under APB No. 25, generally no compensation expense is recorded when terms of the award are fixed and the exercise price the employee stock option equals or exceeds the fair value of the underlying stock on the date of the grant.

Additionally, in periods prior to August 1, 2005, the Company followed the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which allowed entities to continue to apply the provisions of APB No. 25 for transactions with employees and directors and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employees and directors stock grants made as if the fair value based method of accounting in SFAS 123 had been applied to these transactions.

Effective August 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations which superseded APB No.
25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized to reflect the remaining service period of awards that had been included in pro-forma disclosures in prior periods.

As a result of adopting SFAS 123(R), the Company's net loss for the three and nine months ended April 30, 2006 was $427,000 and $1.3 million higher, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three and nine months ended April 30, 2006 were increased by $0.01 and $0.04 per share, respectively as a result of adopting SFAS 123(R). Additionally, SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three and nine months ended April 30, 2006, no excess tax benefits were recognized. Other share-based compensation expense relating to the fair value of restricted shares and restricted stock units issued and vested during the three and nine months ended April 30, 2006 was $57,000 and $86,000, respectively.

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

                                         Three months ended    Nine months ended
                                             April 30, 2006       April 30, 2006
                                             (In thousands)       (In thousands)
                                         ------------------    -----------------
   Cost of research product revenues                 $   --                  $18
   Research and development                              38                  200
   Selling, general and administrative                  446                1,135
                                                     ------               ------
                                                       $484               $1,353
                                                     ======               ======

As of April 30, 2006, there was $2.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company's stock option and restricted stock plans, which will be recognized over a weighted average life of approximately one and a half years. During the nine months ended April 30, 2006, the Company granted awards of 67,950 shares of restricted stock and restricted stock units, inclusive of cancellations of 7,500 shares, which vest over two to four year periods.

During the three months ended April 30, 2006, the Company granted 100,000 options to a consultant, with an exercise price of $24.84, which vest over six months and have a two year term. See Note 8.

With the adoption of SFAS 123(R), the Company is required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company utilizes the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying stock during a period of time. No employee or director stock options were granted during the three and nine months ended April 30, 2006.

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for the periods ended April 30, 2005:

                                         Three months ended    Nine months ended
(In thousands, except for share data)        April 30, 2005       April 30, 2005
-------------------------------------    ------------------    -----------------
Reported net (loss) income                         $(1,497)               $4,995
Pro forma compensation expense                      (1,101)              (3,133)
                                                   --------              -------
Pro forma net (loss) income                        $(2,598)               $1,862
                                                   ========              =======

(Loss) earnings per share:
   Basic - as reported                               $(.05)                 $.16
   Basic - pro forma                                 $(.08)                 $.06

   Diluted - as reported                             $(.05)                 $.15
   Diluted - pro forma                               $(.08)                 $.06


On June 3, 2005, the Board of Directors approved the acceleration of vesting of unvested "out of the money" stock options held by employees, including executive officers and directors. The stock options considered as out of the money were those with an exercise price that was $1.50 or more than the closing price of the Company's common stock on June 3, 2005 of $14.82. All other terms and conditions of these "out of the money" options remain unchanged. As a result of the acceleration, options to purchase approximately 666,000 shares of the Company's common stock (which represented approximately 21% of the Company's then outstanding stock options) became exercisable immediately. The accelerated options ranged in exercise prices from $16.39 to $19.02 and the weighted average exercise price of the accelerated options was $17.55 per share. The total number of options subject to acceleration included options to purchase 575,000 shares held by executive officers and directors of the Company. This action was taken to avoid expense recognition in future financial statements upon adoption of SFAS 123(R). The accelerated vesting of the "out of the money" options did not result in a charge in the Company's statement of operations for the fiscal year ended July 31, 2005 based on U.S. generally accepted accounting principles. The Company reported approximately $10.1 million of pro forma compensation expense for the fiscal year ended July 31, 2005, of which $6.0 million was applicable to the accelerated "out of the money" options.

Note 4 - Supplemental disclosure for statement of cash flows
------------------------------------------------------------

Supplemental information with respect to the Company's consolidated statements of cash flows is as follows:

                            Three months ended                 Nine months ended
(In thousands)                  April 30,                         April 30,
                          2006            2005              2006            2005
                         -----          ------             -----          ------
   Taxes paid-net           $2          $1,153               $30          $2,983
                         =====          ======             =====          ======

In October 2005, certain officers of the Company exercised incentive stock options in a non-cash transaction. The officers surrendered 180,411 shares of previously acquired common stock in exchange for 221,116 shares. The Company recorded approximately $2.4 million, the market value of the surrendered shares, as treasury stock (see Note 8).

In December 2004, a director of the Company exercised incentive stock options in a non-cash transaction. The director surrendered 17,056 shares of previously acquired common stock in exchange for 31,660 shares. The Company recorded approximately $0.3 million, the market value of the surrendered shares, as treasury stock (see Note 8).

Note 5 - (Loss) earnings per share
----------------------------------

The Company applies SFAS No. 128, "Earnings per Share" which establishes standards for computing and presenting earnings per share. Basic net (loss) income per share represents net (loss) income divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and restricted stock awards, is determined using the treasury stock method in accordance with SFAS No. 128. Diluted weighted average shares outstanding for the three and nine months ended April 30, 2006 and the three months ended April 30, 2005 does not include the effect of dilutive employee and director stock options in all periods and restricted stock awards in the 2006 periods because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share for these periods is the same. The following table sets forth the computation of basic and diluted net (loss) income per share pursuant to SFAS 128.

                                       Three months ended      Nine months ended
(In thousands, except for share data)       April 30,              April 30,
                                          2006       2005        2006       2005
                                       -------    -------    --------    -------
Numerator:
   Net (loss) income                   ($3,436)   ($1,497)   ($11,158)    $4,995
                                       =======    =======    ========    =======

Denominator:
   Weighted average number of
   common shares outstanding (basic)    32,245     32,122      32,201     32,082

   Dilutive stock options                   --         --          --        663
                                       -------    -------    --------    -------

Weighted average number of common
and common equivalent shares
outstanding (diluted)                   32,245     32,122      32,201     32,745
                                       =======    =======    ========    =======

Basic net (loss) income per share        ($.11)     ($.05)      ($.35)     $0.16
                                       =======    =======    ========    =======

Diluted net (loss) income per share      ($.11)     ($.05)      ($.35)     $0.15
                                       =======    =======    ========    =======

The following table summarizes the potential number of shares issued from exercise of "in the money" stock options, net of shares repurchased with the option exercise proceeds, and potential shares from restricted stock awards, which are excluded from the above computation of diluted net (loss) per share because the effect of their potential issuance is anti-dilutive.

                                                Three months      Nine months
(In thousands)                                 ended April 30,   ended April 30,
                                                2006     2005     2006     2005
                                                ----     ----     ----     ----
Potential net shares, issued from exercise of    408      639      451       --
"in the money"  employee and  director  stock   ====     ====     ====     ----
options and restricted stock awards, excluded from diluted net (loss) per share calculation


The following table summarizes the number of "out of the money" options excluded from the computation of diluted net (loss) and net income per share because the effect of their potential exercise is anti-dilutive as of April 30.

(In thousands)                                  2006     2005
-------------                                  -----     ----
"Out of the money" employee and director
 stock options                                 1,109      825
                                               =====     ====

Note 6 - Comprehensive (loss) income
------------------------------------

The components of comprehensive (loss) income are as follows:

                                        Three months ended    Nine months ended
(In thousands)                               April 30,              April 30,
                                           2006       2005        2006      2005
                                        -------    -------    --------    ------
Net (loss) income                       ($3,436)   ($1,497)   ($11,158)   $4,995
Net change in unrealized losses on
marketable securities, net of tax            --         70         131       125
                                        -------    -------    --------    ------
Comprehensive (loss) income             ($3,436)   ($1,427)   ($11,027)   $5,120
                                        =======    =======    ========    ======

Note 7 - Inventories
--------------------

Inventories consist of the following, as of:

  (In thousands)                      April 30,   July 31,
                                           2006       2005
                                         ------     ------
   Raw Materials                            $33        $52
   Work in process                        1,734      1,767
   Finished products                      1,013      1,057
                                         ------     ------
                                         $2,780     $2,876
                                         ======     ======

Note 8 - Stockholders' equity
-----------------------------

a. STOCK OPTION PLANS

A summary of the information relating to the Company's stock option plans as of and for the nine month periods ended April 30, 2006 and 2005 is as follows:

                                   April 30, 2006             April 30, 2005
                               ----------------------     ----------------------
                                             Weighted                   Weighted
                                              Average                    Average
                                             Exercise                   Exercise
                                 Options        Price      Options         Price
                               ----------    --------     ----------    --------
   Outstanding at
   beginning of period          3,154,125      $12.61      2,856,801      $11.86
   Granted                        100,000      $24.84        430,975      $16.57
   Exercised                     (255,307)     $10.96        (77,292)      $7.54
   Cancelled                      (37,978)     $13.11        (24,095)      $7.00
                                ---------                 ----------
   Outstanding at
   end of period                2,960,840      $12.75      3,186,389      $12.56
                                =========                  =========
   Exercisable at
   end of period                2,620,650      $12.75      2,149,500      $11.23
                                =========                  =========

   Weighted average fair
   value of options granted
   during period                                $0.89                     $11.76

During the nine months ended April 30, 2006 and 2005, the Company received cash proceeds of approximately $363,000 and $348,000, respectively, from the exercise of 34,191 and 45,932 options, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended April 30, 2006 and 2005, including the non-cash transactions (Note 4) was $0.6 million and $0.7 million, respectively. The aggregate intrinsic value of options both outstanding and exercisable at April 30, 2006 is approximately $3.8 million.

The following table summarizes information for stock options outstanding at April 30, 2006:

            Options outstanding                       Options exercisable
            -------------------                       -------------------
                                Weighted-     Weighted-                Weighted-
                                  Average       Average                  Average
Range of                      Contractual      Exercise                 Exercise
Exercise prices      Shares          Life         Price       Shares       Price
---------------   ---------   -----------     ---------    ---------   ---------
     $5.45-8.08     289,020     2.4 years         $5.64      289,020       $5.64
    $8.33-12.25   1,562,827     4.6 years        $11.07    1,432,456      $10.99
   $12.93-19.02     929,116     7.7 years        $16.77      819,297      $17.15
   $20.20-24.84     161,644     3.1 years        $23.02       61,644      $21.42
         $36.05      18,233     3.7 years        $36.05       18,233      $36.05
                  ---------                                ---------
                  2,960,840                                2,620,650
                  =========                                =========

As of April 30, 2006, there were approximately 706,800 shares available for grant under the Company's stock option plans. During the nine months ended April 30, 2006, the Company granted awards of 67,950 shares of restricted stock and restricted stock units, inclusive of cancellations of 7,500 shares, which vest over two to four year periods.

During the three months ended April 30, 2006, the Company granted 100,000 options to a consultant with an exercise price of $24.84, which vest over six months and have a two year term. The fair value of these options at April 30, 2006 is $89,000. The fair value of the options, which will be accounted for as a variable instrument, will be fair valued and recognized as expense over the six month vesting term.

The assumptions used to fair value this option grant were as follows: risk free interest rate of 4.7%, expected term of 2 years, expected volatility of 44%, and no dividend yield. In connection with this consultant, the Company recognized an expense of approximately $25,000 in selling, general and administrative expense in the accompanying statements of operations for the three and nine months ended April 30, 2006.

B. OTHER SHARE ISSUANCE

The Company has a qualified Salary Reduction Profit Sharing Plan (the "Plan") for eligible employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction, and voluntary annual employer contributions at the discretion of the Company of 50% of employees' 401(k) contributions, up to 10% of the employees' compensation, payable in Enzo Biochem, Inc. common stock. The Company made voluntary annual contributions during the nine months ended April 30, 2006 and 2005, by issuing 32,392 and 18,100 shares of common stock, respectively, and recognizing a 401(k) matched contributions expense of approximately $400,000 and $352,000, respectively.

C. STOCK DIVIDEND

The Company declared a 5% stock dividend on October 5, 2004 which was paid on November 15, 2004 to shareholders of record as of October 25, 2004. The Company recorded a charge to accumulated deficit and a credit to common stock and additional paid-in-capital in the amount of $23.4 million which reflected the fair value of the dividend on the date of declaration.


Note 9 - Income taxes
---------------------

For the three months ended April 30, 2006, the Company's benefit for income taxes was $0.4 million, which is comprised of a federal tax carryback benefit for taxes paid in fiscal 2005 and other adjustments, net of minimum state and local taxes due for the period. In computing the federal tax carryback benefit, the effective rate used considered limitations on the Company's ability to carryback its estimated net operating loss for the full fiscal year which ends July 31, 2006.

For the nine months ended April 30, 2006, the Company's benefit for income taxes was $0.9 million, which is comprised of its federal tax carryback benefit for taxes paid in fiscal 2005 and other adjustments, of $1.6 million offset by a valuation allowance of $0.6 million equal to net deferred tax assets at the beginning of the period, and by minimum state and local taxes. In computing the federal tax carryback benefit, the effective rate used considered limitations on the Company's ability to carryback its estimated net operating loss for the full fiscal year which ends July 31, 2006.

Pursuant to SFAS 109 "Accounting for Income Taxes", during the nine months ended April 30, 2006 the Company recorded a valuation allowance equal to its net deferred tax assets at July 31, 2005. The Company believes that the valuation allowance is necessary as it is more likely than not that the deferred tax assets will not be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

The benefit (provision) for income taxes is as follows:

                                       Three months ended     Nine months ended
(In thousands)                             April 30,              April 30,
                                         2006      2005         2006       2005
                                         ----    ------       ------    -------
Current:
   Federal                               $388      $818       $1,600    $(3,230)
   State and local                        (31)      318          (64)        56
Deferred                                   --       (80)        (640)      (506)
                                         ----    ------       ------    -------
Benefit (provision) for income taxes     $357    $1,056         $896    $(3,680)
                                         ====    ======       ======    =======

The components of deferred tax assets (liabilities) as of April 30, 2006 and July 31, 2005 are as follows:

(In thousands)                                              April 30,  July 31,
Current deferred tax assets (liabilities):                       2006      2005
------------------------------------------                  ---------  --------
Provision for uncollectible accounts receivable               $   529      $889
State and local tax carryforward losses                           791       245
Other, net                                                        (84)     (234)
Realized and unrealized losses on marketable securities           138       129
Less: valuation reserve for losses on marketable securities        --      (129)
Federal tax carryforward losses                                 1,491        --
                                                              -------     -----
Current deferred tax assets                                     2,865      $900
                                                              -------     -----

Non current deferred tax assets (liabilities):
----------------------------------------------
Deferred patent costs                                            (284)     (293)
Research and development tax credit carryforward                   68        --
Depreciation                                                      (38)       33
                                                              -------     -----
Non current deferred tax (liabilities), net                      (254)     (260)
                                                              -------     -----

Net deferred tax assets - before valuation allowance            2,611       640
Less: valuation allowance                                      (2,611)       --
                                                              -------     -----
Deferred tax assets, net                                      $    --      $640
                                                              =======     =====

In November 2005, the FASB issued FSP FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards", to provide an alternate transition method for the implementation of SFAS No. 123(R). Because some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such had those entities adopted SFAS No. 123(R) for recognition purposes, this FSP provides an elective alternative transition method. The method comprises (a) a computational component that establishes a beginning balance of the additional paid in capital pool ("APIC pool") related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company adopted the principles set forth in this FSP to determine its APIC pool.

Note 10 - Gain on patent litigation settlement and royalty income
-----------------------------------------------------------------

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the "Agreement"). Under the terms of the Agreement, the Company received an initial payment of $16.0 million, would earn in the first "annual period"
(October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million, and receive a minimum royalty of $3.5 million in each of the next four annual periods. In addition, the Agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties are fully creditable against the minimum royalty payments due in the first five years of the Agreement. The balance, if any, of the minimum royalty payment is recognized in the final quarter of the applicable annual royalty period.

As a result of the Digene Agreement, the Company recorded a gain on patent litigation settlement of $14.0 million during the nine months ended April 30, 2005 and deferred $2 million, which was earned from net sales of the Company's licensed products covered by the Agreement during the first annual period.

The following table summarizes royalty income recognized under the Digene Agreement and included in the research and development segment (see Note 12):

                                 Three months ended           Nine months ended
(In thousands)                       April 30,                    April 30,
                                  2006         2005           2006          2005
                                  ----         ----         ------        ------
Royalty income                    $717         $548         $2,251        $1,045
                                  ====         ====         ======        ======

Note 11 - Commitment
--------------------

In December 2005, the Company entered into a contract to purchase for approximately $3.1 million a 23,000 square foot building adjacent to its corporate headquarters in Farmingdale, NY to expand its manufacturing and research and development operations. The Company expects to close on the purchase transaction in the fourth quarter of fiscal year ending July 31, 2006. Upon execution of the purchase contract, the Company made a $310,000 escrow deposit which is included in property and equipment.

Note 12--Segment Reporting

The Company applies SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas The chief operating decision maker or decision-making group, in making decisions on how to allocate resources and assess performance, identifies operating segments as components of an enterprise about which separate discrete financial information is available for evaluation.

The Company has two reportable segments: research and development and clinical laboratories The Company's research and development segment conducts research and development activities and sells products derived from these activities The clinical laboratories segment provides diagnostic services to the health care community. The Company evaluates segment performance based on segment income
(loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as other consist of corporate general and administrative costs which are not allocable to the two reportable segments Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

         THREE MONTHS ENDED APRIL 30,

                                                        Research and         Clinical
                                                         Development       Laboratories         Other           Consolidated
                                                      -----------------   --------------  -----------------   -----------------
                                                        2006      2005     2006    2005     2006      2005      2006      2005
                                                      -------   -------   ------  ------  -------   -------   -------   -------
Operating revenues:
-------------------
Research product revenues and royalty income (a) ...   $1,896    $2,385       --      --       --        --    $1,896    $2,385

Clinical laboratory services .......................       --        --   $7,734  $8,615       --        --     7,734     8,615

Cost and expenses (income):
---------------------------
Cost of research product revenues ..................      588       535       --      --       --        --       588       535
Cost of clinical laboratory services ...............       --        --    3,384   3,430       --        --     3,384     3,430
Research and development expense ...................    1,901     2,208       --      --       --        --     1,901     2,208
Provision for uncollectible ........................       --        --      517     950       --        --       517       950
accounts
Depreciation and amortization ......................       46       346      233     267  $     8   $    11       287       624
Other costs and expenses (b) .......................      585       313    3,413   3,094    3,587     2,815     7,585     6,222
Interest income ....................................       --        --       --      --     (839)     (416)     (839)     (416)
                                                      -------   -------   ------  ------  -------   -------   -------   -------
Income (loss) before income taxes ..................  $(1,224)  $(1,017)    $187    $874  $(2,756)  $(2,410)  $(3,793)  $(2,553)
                                                      =======   =======   ======  ======  =======   =======   =======   =======

Stock based compensation
included in above cost and expenses:
------------------------------------
Cost of research product revenues ..................       --        --       --      --       --        --        --        --
Research and development expense ...................      $38        --       --      --       --        --       $38        --
Other costs and expenses ...........................       33        --     $182      --     $231        --       446        --
                                                      -------   -------   ------  ------  -------   -------   -------   -------
Totals .............................................      $71        --     $182      --     $231        --      $484        --
                                                      =======   =======   ======  ======  =======   =======   =======   =======

(a) For the three months ended April 30, 2006 and 2005, royalty income from one licensee represented 38% and 23% respectively, of the research and development segment's revenues.

(b) Includes legal and selling, general and administrative, net of depreciation and amortization.

NINE MONTHS ENDED APRIL 30,
                                                     Research and           Clinical
                                                      Development         Laboratories           Other             Consolidated
                                                  ------------------   ------------------  ------------------   -------------------
                                                    2006       2005       2006      2005      2006      2005       2006       2005
                                                  -------   --------   --------   -------  --------   -------   --------   --------
Operating revenues:
-------------------
Research product revenues and royalty income (a).  $6,151     $8,112         --        --        --        --     $6,151     $8,112
Clinical laboratory services ....................      --         --    $23,759   $24,423        --        --     23,759     24,423

Cost and expenses (income):
---------------------------
Cost of research product revenues ...............   1,515      1,665         --        --        --        --      1,515      1,665
Cost of clinical laboratory services ............      --         --     10,296     9,203        --        --     10,296      9,203
Research and development expense ................   5,361      6,450         --        --        --        --      5,361      6,450
Provision for uncollectible accounts ............      --         --      2,870     3,573        --        --      2,870      3,573
Depreciation and amortization ...................     143      1,030        679       599    $   26    $   38        848      1,667
Other costs and expenses (b) ....................   1,581        888      9,969     8,629    11,750     6,840     23,300     16,357
Gain on patent litigation settlement ............      --    (14,000)        --        --        --        --         --    (14,000)
Interest income .................................      --         --         --        --    (2,226)   (1,055)    (2,226)    (1,055)
                                                  -------   --------   --------   -------  --------   -------   --------   --------
Income (loss) before income taxes................ $(2,449)   $12,079       $(55)   $2,419   ($9,550)  ($5,823)  $(12,054)    $8,675
                                                  =======   ========   ========   =======  ========   =======   ========   ========

Stock based compensation
included in above cost and expenses:
------------------------------------
Cost of research product revenues ...............     $18         --         --        --        --        --        $18         --
Research and development expense ................     200         --         --        --        --        --        200         --
Other costs and expenses ........................      73         --       $474        --      $588        --      1,135         --
                                                  -------   --------   --------   -------  --------   -------   --------   --------
Totals ..........................................    $291         --       $474        --      $588        --     $1,353         --
                                                  =======   ========   ========   =======  ========   =======   ========   ========

(a) For the nine months ended April 30, 2006 and 2005, royalty income from one licensee represented 37% and 13% respectively, of the research and development segment's revenues.

(b) Includes legal and selling, general and administrative, net of depreciation and amortization.

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

The Company's source of revenue has been from the direct sales of research products of labeling and detection reagents for the genomics and sequencing markets, as well as from non-exclusive distribution agreements. The other source of revenue has been from the clinical laboratory service market. Clinical laboratory services are provided to patients covered by various third party insurance programs, including Medicare, and to patients who are self payers. Revenues from the clinical laboratory are recognized upon completion of the testing process for a specific patient and reported to the ordering physician. These revenues and the associated accounts receivable are based on gross amounts billed or billable for services rendered, net of a contractual allowance, which is the difference between amounts billed to payers and the expected receipts from such payers. The clinical laboratory is subject to seasonal fluctuations in operating results. Volume of testing generally declines during the summer months, the year-end holiday period and other major holidays. In addition, volume declines due to inclement weather may reduce net revenues. Therefore, comparison of the results of successive quarters may not accurately reflect trends or results for the full year. For the nine months ended April 30, 2006 and 2005, respectively, approximately 21% and 25% of the Company's operating revenues were derived from research product sales and royalty income and approximately 79% and 75% were derived from clinical laboratory services.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2006, cash and cash equivalents and marketable securities totaled $75.9 million, a decrease of $7.8 million from July 31, 2005. We had working capital of $87.3 million at April 30, 2006 compared to $97.0 million at July 31, 2005.

Net cash used in operating activities for the nine month period ended April 30, 2006 was approximately $6.9 million as compared to net cash provided by operating activities of $9.1 million for the nine months ended April 30, 2005. The decrease in net cash provided by operating activities was primarily due to the 2006 period's net loss as compared to net income in the 2005 period, which 2005 increase was the result of the $14 million settlement and license agreement with Digene Corporation. During the nine months ended April 30, 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit. Under the terms of the agreement, the Company received an initial payment of $16.0 million, of which $2.0 million was used to offset royalty income payments due based on net sales of licensed products covered by the agreement during the first year. As a result of this settlement and license agreement with Digene (the "Digene Agreement"), the Company recorded a gain on patent litigation settlement of $14.0 million during the nine months ended April 30, 2005 (see Note 10).

Net cash provided by investing activities was approximately $5.4 million during the nine months ended April 30, 2006, as compared $9.6 million during the nine months ended April 30, 2005. The decrease during the 2006 period was primarily the result of the net sales of marketable securities of approximately $6.7 million, versus net sales of approximately $10.6 million during the 2005 period. During the nine months ended April 30, 2006, the Company disbursed approximately $1.2 million for capital expenditures, including approximately $0.4 million comprised of an escrow deposit and other costs incurred, toward the purchase for approximately $3.1 million of a 23,000 square foot building to expand its manufacturing and research and development operations. The Company expects to close on the purchase transaction in the fourth quarter of the fiscal year ending July 31, 2006.

Net cash provided by financing activities was approximately $0.4 million during the nine months ended April 30, 2006, as compared $0.3 million during the nine months ended April 30, 2005, and was from the exercise of stock options.

We believe that our current cash position is sufficient for our liquidity and capital resource needs for at least the next twelve months, although there can be no assurance that future events will not alter such view. Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements that would have a material effect on our financial statements.

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

REVENUE RECOGNITION

Research product revenues and royalty income
--------------------------------------------

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

Clinical laboratory services - revenues and accounts receivable
---------------------------------------------------------------

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

The following are tables of the clinical laboratory segment's net billings and billing percentages by billing category for the three and nine months ended April 30, 2006 and 2005:

             Net billings               Three months ended    Three months ended
                                          April 30, 2006        April 30, 2005
                                       -------------------   -------------------
Billing category                       (In 000's)   (in %)   (In 000's)   (in %)
----------------                       ----------   ------   ----------   ------
Medicare                                 $1,727       22       $1,780       20
Third party carriers                      4,761       62        4,724       55
Patient self-pay                            682        9        1,788       21
HMO's                                       564        7          323        4
                                         ------      ---       ------      ---
Total                                    $7,734      100%      $8,615      100%
                                         ======      ===       ======      ===

             Net billings               Nine months ended     Nine months ended
                                          April 30, 2006        April 30, 2005
                                       -------------------   -------------------
Billing category                       (In 000's)   (in %)   (In 000's)   (in %)
----------------                       ----------   ------   ----------   ------
Medicare                                  $5,530       23       $5,120       21
Third party carriers                      13,326       56       12,890       53
Patient self-pay                           3,411       15        5,476       22
HMO's                                      1,492        6          937        4
                                          ------      ---       ------      ---
Total                                     $23,759     100%      $24,423     100%
                                          ======      ===       ======      ===

The following is a table of the Company's net accounts receivable by segment. The clinical laboratory segment's net receivables are detailed by billing category and as a percent to its total net receivables:

        Net accounts receivable                As of                As of
                                          April 30, 2006        July 31, 2005
                                       -------------------   -------------------
Billing category                       (In 000's)   (in %)   (In 000's)   (in %)
----------------                       ----------   ------   ----------   ------
Medicare                                  $1,401       14       $1,594       13
Third party carriers                       4,864       50        6,742       54
Patient self-pay                           2,963       31        3,819       30
HMO's                                        503        5          394        3
                                         -------      ---      -------      ---
Total clinical laboratories               $9,731      100%     $12,549      100%
                                                      ===                   ===
Research and development                   1,447                   872
                                         -------               -------
Net accounts receivable                  $11,178               $13,421
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

During the nine months ended April 30, 2006 and 2005, the contractual allowance percentages, determined using the rolling monthly average historical reimbursement statistics, were 75% and 72.7%, respectively. The Company projects (by using a sensitivity analysis) that each 1% point change in the contractual allowance percentage could result in a change in the net accounts receivable of approximately $402,000 and $536,000 as of April 30, 2006 and 2005, respectively, and a change in clinical laboratory services revenues of approximately $949,000, and $895,000 for the nine months ended April 30, 2006 and 2005, respectively.

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements, from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment, and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients' ability to pay. During the nine months ended April 30, 2006, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable (for all payers) over 210 days, as it assumed those accounts are uncollectible. The written off amounts are kept on the aging for patient billing and demographic information. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

INCOME TAXES
------------

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

                              RESULTS OF OPERATIONS
         THREE MONTHS ENDED APRIL 30, 2006 AS COMPARED TO APRIL 30, 2005

Research product revenues and royalty income was $1.9 million during the three months ended April 30, 2006 compared to $2.4 million in the year ago quarter, a decrease of $0.5 million or 21%. Research product revenue decreased by $0.7 million due to a decline in the volume of shipments of research products and an increase in the volume of discounted sales to certain customers, partially offset by an increase in royalty income of $0.2 million.

Clinical laboratory revenues were $7.7 million compared to $8.6 million during the three months ended April 30, 2006 and 2005, respectively, a decrease of approximately $0.9 million or 10%. The Company experienced a decrease in gross billing due to price decreases on certain tests. In addition, the contractual allowance expense increased to 75.4% of gross billing as compared to 71.6% in the prior period.

The cost of research products revenues during the three months ended April 30, 2006 was comparable to the year ago quarter.

The cost of clinical laboratory services during the three months ended April 30, 2006 and 2005 was comparable, at $3.4 million. The clinical laboratories' gross margin declined, due to lower revenues, with no significant effect on operating costs.

Research and development expenses were $1.9 million during the three months ended April 30, 2006 compared to $2.2 million in the year ago quarter, a decrease of $0.3 million or 14%. While there was an increase in clinical trial study activities for the therapeutics division of $0.4 million, it was offset by a decrease in compensation expense of $0.2 million relating to the realignment of executive officers responsibilities and a decrease in the amortization of deferred patent expenses and other research expenses of $0.5 million at the life sciences division.

Selling, general and administrative expenses were $6.2 million during the three months ended April 30, 2006 compared to $5.5 million in the year ago quarter, an increase of $0.7 million or 13%. The increases during the 2006 period were primarily due to the recognition of stock option compensation charges required by the adoption of SFAS 123(R) of $0.4 million, increases in expenditures for corporate governance, consulting, accounting and other professional fees of $0.3 million, increase in compensation expense of $0.2 million, which was previously included in research and development due to the realignment of executive officers responsibilities, offset by a reduction of other operating expenses of $0.2 million.

The provision for uncollectible accounts receivable in the clinical reference laboratory segment during the three months ended April 30, 2006 and 2005 was $0.5 million and $0.9 million, respectively, a decrease of $0.4 or 46%. The decline in the provision was due to improved billing and collection procedures and an increase in the overall collection rates.

Legal expense was $1.7 million during the three months ended April 30, 2006 compared to $1.4 million in the year ago quarter, an increase of $0.3 million or 24%, due to an increase for the ongoing patent litigation activities.

Interest income increased $0.4 million or 102% to $0.8 million during the three months ended April 30, 2006 compared to $0.4 million during the year ago quarter, due to higher interest rates earned offset by lower investments. The Company earns interest by investing primarily in short term (30 days) commercial paper and money market funds with high credit ratings.

For the three months ended April 30, 2006, the Company's benefit for income taxes was $0.4 million, comprised of a federal tax carryback benefit for income taxes paid in fiscal 2005 and other adjustments. In computing the federal tax carryback benefit, the effective rate used considered limitations on the Company's ability to carryback its estimated net operating loss for the full fiscal year which ends July 31, 2006. During the 2006 quarter, the Company recognized no benefit for deferred taxes. Pursuant to SFAS 109 "Accounting for Income Taxes", the Company believes it is more likely than not that net deferred tax assets generated during the 2006 quarter will not be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize deferred tax assets. For the three months ended April 30, 2005, the Company's benefit for income taxes was $1.1 million, based on the combined effective federal, state and local income tax rates applied to the period's loss before taxes.

                    SEGMENT (LOSS) INCOME BEFORE INCOME TAXES
         THREE MONTHS ENDED APRIL 30, 2006 AS COMPARED TO APRIL 30, 2005

The research and development segment's loss before income taxes was approximately $1.2 million for the three months ended April 30, 2006, compared to a loss of $1.0 million in the 2005 period. The loss in the 2006 period was primarily due to the decline in revenue of $0.7 million resulting from the decrease in the volume of shipments of research products and an increase in volume of discounted sales to certain customers, offset by the increase in royalty income of $0.2 million. The loss in both periods was also the result of the dispute with former distributors, whereby the Company did not record revenue in either period from these former distributors. Segment operating expenses decreased in the 2006 period primarily due to decreases in the amortization of deferred patent expenses and other research expenses of $0.5 million, and a reduction of $0.2 million in compensation expense relating to the realignment of executive officers responsibilities, partially offset by a $0.4 million increase in clinical trial studies.

The clinical reference laboratory segment's income before income taxes was $0.2 million in the 2006 quarter, compared to income of $0.9 million in the 2005 quarter. The decrease in the segment's income was primarily due to a decrease in net billings of $0.9 million due to price decreases on certain tests and the increase in the contractual allowance expense as compared to the prior period. Segment operating costs in the 2006 period decreased by $0.2 million, primarily due to a decrease in the provision for uncollectible accounts of $0.4 million, offset by recognition of stock option compensation charges required by the adoption of SFAS 123 (R) of $0.2 million and the inclusion of compensation expense of $0.1 million relating to the realignment of executive officers responsibilities.

The Other segment's loss before income taxes was $2.8 million in the 2006 quarter versus $2.4 million in 2005, on an increase of $0.8 million in costs, primarily due to the recognition of restricted stock awards expense and the stock option compensation charges required by the adoption of SFAS 123(R) during the 2006 quarter of $0.2 million, an increase in expenditures for corporate governance, consulting, and accounting and legal fees of $0.7 million, and the inclusion of compensation expense of $0.1 million for the realignment of executive officers responsibilities, previously included in research and development. These increases were partially offset by higher interest income earned of $0.4 million.

                              RESULTS OF OPERATIONS
         NINE MONTHS ENDED APRIL 30, 2006 AS COMPARED TO APRIL 30, 2005

Research product revenues and royalty income was $6.2 million during the nine months ended April 30, 2006 compared to $8.1 million in the year ago period, a decrease of $1.9 million or 24%. The decrease in research products revenue of $3.1 million was due to a decrease in the volume of shipments of research products and an increase in the discounts offered to certain direct distributors, partially offset by an increase in royalty income of $1.2 million. Further, the Company did not record revenue from distributors during the 2006 period, which during the year ago period approximated $1.5 million, due to its ongoing dispute with those distributors.

Clinical laboratory revenues were $23.8 million during the nine month period ended April 30, 2006 compared to $24.4 million in the year ago period, a decrease of approximately $0.6 million or 3%. The Company experienced a decrease in gross billing due to price decreases on certain tests. In addition, the contractual allowance expense increased to 75% of gross billing as compared to 72.7% in the prior period.

The cost of research products revenues during the nine months ended April 30, 2006 was $1.5 million versus $1.7 million in the 2005 period, a decrease of $0.2 million or 12%, principally due to lower revenues and the decreases in the 2006 period in royalty expenses of $0.2 million and compensation for executive officers of $0.1 million due to the realignment of their responsibilities, offset by increases in other operational costs.

The cost of clinical laboratory services during the nine months ended April 30, 2006 was $10.3 million compared to $9.2 million in the year ago period, an increase of $1.1 million or 12%. The increase is primarily due to an increase in the overall operating cost of performing testing services, especially increased reagent costs of $0.7 million, and outside testing costs for certain esoteric tests of $0.1 million.

Research and development expenses were $5.4 million during the nine months ended April 30, 2006 compared to $6.5 million in the year ago period, a decrease of $1.1 million or 17%. While there was an increase in clinical trial study activities of $0.6 million and the recognition of stock option compensation charges required by the adoption of SFAS 123(R) of $0.2 million during the 2006 period, these increased expenses were offset by a decrease in the amortization of deferred patent expenses of $1.2 million, and a decrease in compensation for executive officers of $0.7 million due to the realignment of responsibilities.

Selling, general and administrative expenses were $18.9 million during the nine months ended April 30, 2006 compared to $14.3 million in the year ago period, an increase of $4.6 million or 32%. The increase in the 2006 period was primarily due to the recognition of stock option compensation charges required by the adoption of SFAS 123(R) of $1.1 million, increases in expenditures for corporate governance, consulting, accounting and other professional fees of $1.3 million, an increase in compensation for executive officers of $0.8 million previously included in research and development, due to the realignment of responsibilities, increases in compensation and other related costs of $0.4 million relating to increased personnel, and an increase in insurance costs of $0.3 million.

The provision for uncollectible accounts receivable in the clinical reference laboratory segment during the nine months ended April 30, 2006 was $2.9 million, compared to $3.6 million during the year ago period, a decrease of $0.7 million or 20%. The provision declined due to improved billing and collection procedures and an overall increase in collection rates.

Legal expense was $5.2 million during the nine months ended April 30, 2006 compared to $3.7 million in the year ago period, an increase of $1.5 million or 41%, due to an increase in ongoing patent litigation activities.

Interest income increased $1.2 million or 120% to $2.2 million during the nine months ended April 30, 2006 compared to $1.0 million during the year ago period, due to higher interest rates earned offset by lower investments. The Company earns interest by investing primarily in short term (30 days) commercial paper and money market funds with high credit ratings.

For the nine months ended April 30, 2006, the Company's net benefit for income taxes was $0.9 million, comprised of a federal tax carryback benefit of $1.6 million for taxes paid in the fiscal year ended July 31, 2005 and other adjustments, offset by a valuation allowance charge of $0.6 million equal to net deferred tax assets as of July 31, 2005, and by state and local minimum taxes of $0.1 million. In computing the federal tax carryback benefit, the effective rate used considered limitations on the Company's ability to carryback its estimated net operating loss for the full fiscal year which ends July 31, 2006. Pursuant to SFAS 109 "Accounting for Income Taxes", the Company recorded a valuation allowance charge during the period ended April 30, 2006 equal to its net deferred tax assets at July 31, 2005 and has applied a full valuation allowance against increases in its net deferred tax assets during the 2006 period. The Company believes that the valuation charge and valuation allowance are necessary as it is more likely than not that net deferred tax assets will not be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the net deferred tax assets.

For the nine months ended April 30, 2005, the Company's (provision) for income taxes was $3.7 million which was based on the effective federal, state and local income tax rates applied to 2005 period's taxable income, which was primarily comprised of the $14 million gain from the Digene agreement. The provision for income taxes, at an effective rate of 42%, was different from the U.S. federal statutory rate of 34% due to state income taxes net of federal tax deduction, of approximately 5%, expenses not deductible for income tax return purposes of 1% and other of 2%.

                    SEGMENT (LOSS) INCOME BEFORE INCOME TAXES
         NINE MONTHS ENDED APRIL 30, 2006 AS COMPARED TO APRIL 30, 2005

The research and development segment's loss before income taxes was approximately $2.4 million for the nine months ended April 30, 2006, compared to income of $12.1 million in the 2005 period. The 2006 loss was due to a decrease in research products revenue of $3.1 million, the result of a decrease in the volume of shipment of research products and an increase in the discounts offered to certain direct distributors, offset by an increase in royalty income of $1.2 million. The Company did not record research products revenue from distributors during the 2006 period, which during the year ago period approximated $1.5 million, due to its ongoing dispute with those distributors. The 2005 period's income was the result of the $14 million gain from the Digene agreement. Segment operating expenses decreased in the 2006 period primarily due to a decrease in the amortization of deferred patent expenses and other research costs of $1.2 million, and a decrease in compensation for executive officers of $0.7 million due to the realignment of responsibilities, offset by the increase in clinical trial study activities of $0.6 million.

The clinical reference laboratory segment's loss before income taxes was $0.1 million in the 2006 period versus income of $2.4 million in 2005. The 2006 period was impacted by lower revenue of $0.6 million and increases in segment operating expenses of $1.8 million primarily due to increases in the cost of testing services of $0.8 million, recognition of stock option compensation charges required by the adoption of SFAS 123(R) of $0.5 million, compensation for executive officers of $0.2 million previously included in research and development due to the realignment of responsibilities, and compensation and related costs of $0.4 million relating to increased personnel, offset by a decrease in the provision for uncollectible accounts of $0.7 million.

The Other segment's loss before income taxes was $9.5 million in the 2006 period versus $5.8 million in 2005. The increase in the 2006 period was primarily due to the recognition of stock option compensation charges required by the adoption of SFAS 123(R) of $0.6 million, increases in expenditures for corporate governance, consulting, accounting and other professional fees of $1.3 million, an increase in legal fees of $1.5 million due to ongoing patent litigation, increases in compensation for executive officers of $0.5 million previously included in research and development due to the realignment of responsibilities, increases in insurance costs of $0.3 million, and increases in other operating expenses of $0.3 million. These increases were partially offset by higher interest income earned of $1.2 million.

See Note 2 for recently issued accounting pronouncements.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

There have been no material developments with respect to previously reported legal proceedings. See the annual report on Form 10-K for the fiscal year ended July 31, 2005 filed with the Securities and Exchange Commission for a discussion of the Company's ongoing legal proceedings.

Item 6.  Exhibits
         --------

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

                                             ENZO BIOCHEM, INC.
                                             ------------------
                                                (Registrant)

Date: June 9, 2006                           by: /s/Barry Weiner
                                                 ----------------
                                                 Chief Financial Officer