Form 10-Q
period 2006-10-31
ENZO BIOCHEM INC
filed 2006-12-11
CIK 316253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended October 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________ to ______________

                        Commission File Number 001-09974

                               ENZO BIOCHEM, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                  13-2866202
--------------------                                      ------------
(State or Other Jurisdiction                              (IRS. Employer
of Incorporation or Organization)                         Identification No.)

527 Madison Ave, New York, New York                        10022
------------------------------------                       -------
(Address of Principal Executive office)                    (Zip Code)

212-583-0100
--------------------
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

                                 Yes |_| No |X|

As of December 1, 2006 the Registrant had approximately 32,285,500 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.
                                    FORM 10-Q
                                October 31, 2006

                                      INDEX
                               -----------------

                         PART I - FINANCIAL INFORMATION
                      ------------------------------------
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets
         October 31, 2006 (unaudited) and July 31, 2006                                                   3

         Consolidated Statements of Operations
         For the three months ended October 31, 2006 and 2005 (unaudited)                                 4

         Consolidated Statements of Cash Flows
         For the three months ended October 31, 2006 and 2005 (unaudited)                                 5

         Notes to Consolidated Financial Statements                                                       6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                   14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      22

Item 4.  Controls and Procedures                                                                         22

                           PART II - OTHER INFORMATION
                      ------------------------------------

Item 1.  Legal Proceedings                                                                               23

Item 1A.  Risk Factors                                                                                   23

Item 6.  Exhibits                                                                                        23

Signatures                                                                                               23


PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                               ENZO BIOCHEM, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS                                                                            October 31,           July 31,
                                                                                     2006                2006
Current assets:                                                                  (unaudited)            (Note 1)
                                                                                 -----------            --------
   Cash and cash equivalents                                                        $71,960             $69,854
   Accounts receivable, net of allowances                                            10,092              10,447
   Inventories                                                                        2,364               2,401
   Prepaid expenses                                                                   1,024               1,465
   Recoverable and prepaid income taxes                                               1,807               1,931
                                                                                   --------            --------
Total current assets                                                                 87,247              86,098

Property, plant, and equipment, net of accumulated
    depreciation and amortization                                                     5,755               5,848
Goodwill                                                                              7,452               7,452
Patent costs, net of accumulated amortization                                         1,237               1,257
Other                                                                                 1,024                 869
                                                                                   --------            --------
Total assets                                                                       $102,715            $101,524
                                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                          $1,392              $1,304
   Accrued liabilities                                                                6,134               4,403
   Other current liabilities                                                            390                 230
                                                                                   --------            --------
Total current liabilities                                                             7,916               5,937

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.01 par value; authorized 25,000,000 shares; no
       shares issued or outstanding                                                       -                   -
   Common Stock, $.01 par value; authorized 75,000,000 shares; shares
       issued: 32,852,200 at October 31, 2006 and 32,844,200 at July 31, 2006           329                 328
   Additional paid-in capital                                                       236,459             236,002
   Less treasury stock at cost: 569,700 shares at October 31, 2006
       and July 31, 2006                                                             (8,499)             (8,499)
   Accumulated deficit                                                             (133,490)           (132,244)
                                                                                   --------            --------
Total stockholders' equity                                                           94,799              95,587
                                                                                   --------            --------
Total liabilities and stockholders' equity                                         $102,715            $101,524
                                                                                   ========            ========





  The accompanying notes are an integral part of these consolidated financial statements

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      Three Months Ended
                                                                                           October 31,
                                                                                     2006                2005
                                                                                   --------            --------
Revenues:
   Product revenues and royalty income                                             $2,389              $2,147
   Clinical laboratory services                                                     8,053               8,018
                                                                                  -------             -------
                                                                                   10,442              10,165
Costs and expenses and other (income):
   Cost of product revenues                                                           555                 541
   Cost of clinical laboratory services                                             3,496               3,481
   Research and development expense                                                 1,862               1,550
   Selling, general, and administrative expense                                     5,571               5,456
   Provision for uncollectible accounts receivable                                    914               1,145
   Legal expense                                                                    2,156               1,862
   Interest income                                                                   (911)               (707)
   Gain on patent litigation settlement                                            (2,000)                 -
                                                                                  -------             -------
                                                                                   11,643              13,328
                                                                                  -------             -------
Loss before income taxes                                                           (1,201)             (3,163)
Provision for income taxes                                                            (45)               (123)
                                                                                  -------             -------
Net loss                                                                          ($1,246)            ($3,286)
                                                                                  =======             =======
Net loss per common share:
   Basic                                                                           ($0.04)             ($0.10)
                                                                                  =======             =======
   Diluted                                                                         ($0.04)             ($0.10)
                                                                                  =======             =======
Weighted average common shares outstanding:
   Basic                                                                           32,279              32,158
                                                                                  =======             =======
   Diluted                                                                         32,279              32,158
                                                                                  =======             =======



  The accompanying notes are an integral part of these consolidated financial statements

                                ENZO BIOCHEM, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)


                                                                                  Three Months Ended
                                                                                      October 31,
                                                                                  2006            2005
                                                                               --------        ---------
OPERATING ACTIVITIES
Net loss                                                                       ($1,246)        ($3,286)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
       Depreciation and amortization of property, plant and equipment              251             263
       Amortization of patent costs                                                 20              18
       Provision for uncollectible accounts receivable                             914           1,145
       Deferred taxes                                                                -             640
       Share based compensation charges                                            370             420
       Other                                                                         9               -
Changes in operating assets and liabilities:
       Accounts receivable                                                        (559)            162
       Inventories                                                                  37             109
       Prepaid expenses                                                            441             794
       Recoverable and prepaid income taxes                                        124            (545)
       Accounts payable - trade                                                     88            (582)
       Accrued liabilities                                                       1,731            (671)
       Other current liabilities                                                   160            (509)
                                                                               -------         -------
 Adjustments                                                                     3,586           1,244
                                                                               -------         -------
           Net cash provided by (used in) operating activities                   2,340          (2,042)
                                                                               -------         -------
INVESTING ACTIVITIES
    Capital expenditures                                                          (158)           (197)
    Sales of marketable securities                                                   -             577
    Purchases of marketable securities                                               -             (53)
    Increase in cash surrender values                                             (146)            (98)
    Increase in other assets                                                        (9)              -
                                                                               -------         -------
           Net cash (used in) provided by investing activities                    (313)            229
                                                                               -------         -------
FINANCING ACTIVITIES
    Proceeds from the exercise of stock options                                     79              74
                                                                               -------         -------
           Net cash provided by financing activities                                79              74
                                                                               -------         -------
Net increase (decrease) in cash and cash equivalents                             2,106          (1,739)
Cash and cash equivalents at the beginning of period                            69,854          76,981
                                                                               -------         -------
Cash and cash equivalents at the end of period                                 $71,960         $75,242
                                                                               =======         =======



  The accompanying notes are an integral part of these consolidated financial statements

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             As of October 31, 2006
                      and for the three month periods ended
                            October 31, 2006 and 2005
                                   (Unaudited)

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Enzo Biochem, Inc. (the "Company") and its wholly owned subsidiaries, Enzo Clinical Labs, Enzo Life Sciences, Enzo Therapeutics and Enzo Realty LLC. The consolidated balance sheet as of October 31, 2006 and the consolidated statements of operations and statements of cash flows for the three month periods ended October 31, 2006 and 2005 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2006 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2006 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2007.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections ("SFAS 154"), a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income for the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material impact on the Company's financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("SFAS 109")", to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has not evaluated the impact of FIN 48 on its financial statements at this time.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not evaluated the effect that the adoption of this Statement will have on its consolidated results of operations and financial condition.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the "roll-over" method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the "iron curtain" method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the Company as of August 1, 2007. The adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial statements.

Reclassifications

Certain balances in the prior period have been reclassified to conform with the presentation in the current period.

Note 2 - Net loss per share
---------------------------

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the three months ended October 31, 2006 and 2005. Diluted net loss per common shares is computed using the weighted average number of shares outstanding during the three months ended October 31, 2006 and 2005, and excludes the effect of dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards in the 2006 period) as their inclusion would be antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of "in the money" stock options, net of shares repurchased with the option exercise proceeds, and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

(In thousands)                                                        Three months ended October 31,
                                                                               2006                  2005
                                                                               ----                  ----
Potential  net  shares,  issued  from  exercise  of "in the                     443                   625
money"  employee and director  stock options and restricted                     ===                   ===
stock awards in the 2006 period,  excluded from diluted net
loss per share calculation


The following table summarizes the number of "out of the money" options excluded from the computation of diluted net loss per share because the effect of their potential exercise is anti-dilutive.

(IN THOUSANDS)                                                          OCTOBER 31,           OCTOBER 31,
--------------                                                          -----------           -----------
                                                                               2006                  2005
                                                                               ----                  ----
"Out of the money" employee and director stock options                        1,082                   818
                                                                              =====                   ===



Note 3 - Share-based compensation
---------------------------------

The Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations effective August 1, 2005. Compensation costs recognized in the three-month periods ended October 31, 2006 and 2005 include compensation costs for all share-based payments granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation costs for all share-based payments granted subsequent to August 1, 2005, based on the grant fair value estimated in accordance with the provisions of SFAS 123R.

The following table sets forth the amount of share based compensation expense upon vesting and per share data related to share-based payment arrangements included in the accompanying statements of operations:


                                                             Three months ended October 31,
IN THOUSANDS, EXCEPT PER SHARE DATA                           2006                  2005
-----------------------------------                           ----                  ----
Stock options                                                 $309                  $420
Restricted stock awards                                         61                    -
                                                                --                    -
Total                                                         $370                  $420
                                                              ====                  ====
Impact on basic and diluted net loss per common share        $0.01                 $0.01
                                                             =====                 =====
AS INCLUDED IN THE STATEMENTS OF OPERATIONS
-------------------------------------------
Cost of product revenues                                     $   3                 $   8
Research and development                                        47                    71
Selling, general and administrative                            320                   341
                                                               ---                   ---
                                                              $370                  $420
                                                              ====                  ====




No excess tax benefits were recognized during the three month periods ended October 31, 2006 and 2005.

STOCK OPTION PLANS

A summary of the activity relating to the Company's stock option plans for the three month period ended October 31, 2006 is as follows:

                                                                            Weighted Average             Aggregate
                                                             Options          Exercise Price       Intrinsic Value
                                                           ---------        ----------------       ---------------
Outstanding at August 1, 2006                              2,877,727                  $13.20            $3,700,000
                                                                                                        ==========
Granted                                                            -                       -
Exercised                                                     (7,975)                  $9.89
Cancelled                                                     (3,176)                 $12.90
                                                           ---------
Outstanding at end of period                               2,866,576                  $13.20            $7,383,000
                                                           =========                                    ==========
Exercisable at end of period                               2,671,893                  $13.25            $7,075,000
                                                           =========                                    ==========
Available for grant at October 31, 2006                      630,000
                                                             =======



The Company did not grant stock options during the three months ended October 31, 2006. As of October 31, 2006, there was approximately $971,000 of total unrecognized compensation cost related to nonvested stock option-based compensation, which will be recognized over a weighted average life of approximately one and a half years.

During the three months ended October 31, 2006 and 2005, the Company received cash proceeds of approximately $79,000 and $74,000, respectively, from the exercise of 7,975 and 6,700 stock options, respectively. The aggregate intrinsic value of stock options exercised during the three months ended October 31, 2006 and 2005, including the non-cash transactions (Note 4) was approximately $0.1 million and $0.6 million, respectively.

During the year ended July 31, 2006, the Company granted 100,000 options to a consultant with an exercise price of $24.84, which vested over six months and have a two year term. The fair value of these options on September 6, 2006 (the vesting date) was $89,000. The fair value of the options, which was accounted for as a variable instrument, was fair valued and recognized as expense over the six month vesting term. The assumptions used to fair value this option grant were as follows: risk free interest rate of 4.97%, expected term of 2 years, expected volatility of 49%, and no dividend yield. In connection with the options issued to this consultant, the Company recognized an expense of approximately $9,000 in selling, general and administrative expense in the accompanying statement of operations for the three months ended October 31, 2006.

RESTRICTED STOCK AWARDS

During the three months ended October 31, 2006, the compensation committee of the Company's board of directors approved grants of restricted stock-based compensation awards (the "Awards") of 9,400 shares to certain officers and employees. The Company did not grant restricted stock awards during the three months ended October 31, 2005.

A summary of the activity pursuant to the Company's Awards for the three months ended October 31, 2006 is as follows:
                                                              Weighted Average
                                       Awards                    Award Price
                                     ---------                  ------------
Nonvested at August 1, 2006            77,450                         $12.21
Granted                                 9,400                         $13.82
Vested                                      -                              -
Forfeited                              (6,800)                        $13.41
                                      -------
Nonvested at end of period             80,050                         $12.30
                                      =======

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of October 31, 2006, there was approximately $719,000 of total unrecognized compensation cost related to nonvested restricted stock-based compensation to be recognized over a weighted average period of two years.

Note 4 - Supplemental disclosure for statement of cash flows
-------------------------------------------------------------

Supplemental information with respect to the Company's consolidated statements of cash flows is as follows:

(In thousands)                      Three months ended October 31,
                                              2006                  2005
                                              ----                  ----
Taxes (refunded) paid - net                  $(124)                  $28
                                             =====                   ===

During the three months ended October 31, 2005, certain officers of the Company exercised 221,116 stock options in a non-cash transaction. The officers surrendered 180,411 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $2.4 million, the market value of the surrendered shares, as treasury stock.

Note 5 - Comprehensive loss
---------------------------

During the three months ended October 31, 2006 and 2005, total comprehensive loss was approximately $1.2 million and $3.3 million, respectively. The components of comprehensive loss are net loss, and for the quarter ended October 31, 2005, includes the change in unrealized losses on marketable securities, net of tax, of approximately $22,000.

Note 6 - Inventories
--------------------

Inventories, net of reserves of $129,000 and $238,000, respectively, consist of the following, as of:

  (In thousands)                      October 31, 2006           July 31, 2006
  --------------                      ----------------           -------------
  Raw Materials                                    $26                     $38
  Work in process                                1,413                   1,518
  Finished products                                925                     845
                                                ------                  ------
                                                $2,364                  $2,401
                                                ======                  ======

Note 7 - Accrued liabilities and other current liabilities
-------------------------------------------------------------

Accrued liabilities consist of:

In 000's                                      October 31, 2006     July 31, 2006
--------                                      ----------------     -------------
Legal                                                   $3,761            $1,974
Payroll, benefits, and commissions                       1,134               868
Research and development                                   286               408
Professional fees                                          313               369
Outside reference lab testing                               30               122
Other                                                      610               662
                                                        ------            ------
                                                        $6,134            $4,403
                                                        ======            ======

Other current liabilities consist of:

In 000's                                      October 31, 2006     July 31, 2006
--------                                      ----------------     -------------
Installment payable                                       $150              $150
Deferred revenue                                           240                80
                                                          ----              ----
                                                          $390              $230
                                                          ====              ====

Note 8 - Income taxes
---------------------

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The tax provision for the three months ended October 31, 2006 was based on state and local taxes, and differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the carryforward benefit.

The tax provision for the three months ended October 31, 2005 differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to limitations on the timing of the recognition of the Company's federal tax carryback benefit for taxes paid in prior years, and the recording of a valuation allowance equal to its deferred tax assets as of that date, including the federal net operating loss carryforward benefit generated during the period. The Company recorded the valuation allowance as it concluded that it was not more likely than not that its net deferred tax assets would be realized in the foreseeable future based on positive and negative evidence available at the time. The conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

In November 2005, the FASB issued FSP FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards", to provide an alternate transition method for the implementation of SFAS 123(R). Because some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such had those entities adopted SFAS 123(R) for recognition purposes, this FSP provides an elective alternative transition method. The method comprises (a) a computational component that establishes a beginning balance of the additional paid in capital pool ("APIC pool") related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123(R). The Company adopted the principles set forth in this FSP to determine its APIC pool.

Note 9 - Gain on patent litigation settlement
---------------------------------------------

The Company as plaintiff and Sigma Aldrich ("Sigma") entered into a Settlement Agreement and Release effective September 15, 2006 (the "Settlement"). Pursuant to the Settlement, the Company's litigation with Sigma was dismissed and the Company recognized a $2 million gain on patent litigation settlement in the accompanying consolidated statement of operations for the three months ended October 31, 2006.

Note 10 - License agreement and royalty income
----------------------------------------------

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the "Agreement"). Subsequent to the settlement, the Agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent in April 2018.

The following table summarizes total royalty income, arising from the Digene Agreement, and included in the Life Sciences segment (see Note 11):

                                                     Three months ended
                                                         October 31,
(In thousands)                                      2006            2005
--------------                                      ----            ----
Royalty income                                    $1,298            $859
                                                  ======            ====

Note 11 - Segment reporting
---------------------------

The Company has three reportable segments: Life Sciences, Therapeutics, and Clinical Labs. The Company's Life Sciences segment develops, manufactures, and markets products to research and pharmaceutical customers. The Company's Therapeutic segment conducts research and development activities for therapeutic drug candidates. The Clinical Labs segment provides diagnostic services to the health care community. Prior to the fourth quarter ended July 31, 2006, the Life Sciences and Therapeutics segments were reported together as the Research and Development segment. The October 31, 2005 segment information has been restated to reflect this change. The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as other consist of corporate general and administrative costs which are not allocable to the three reportable segments.

Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

 THREE MONTHS ENDED OCTOBER 31, 2006

REVENUES:                                             Life Sciences     Therapeutics  Clinical Labs        Other    Consolidated
                                                      -------------     ------------  -------------        -----    ------------
Product revenues and royalty income                          $2,389               --             --           --          $2,389
Clinical laboratory services                                     --               --         $8,053           --           8,053
                                                              -----          -------         ------      -------           -----
                                                              2,389               --          8,053           --          10,442

COST AND EXPENSES AND OTHER (INCOME):
Cost of products                                                555               --             --           --             555
Cost of clinical laboratory services                             --               --          3,496           --           3,496
Research and development                                        830           $1,032             --           --           1,862
Provision for uncollectible accounts                             --               --            914           --             914
Selling, general and administrative and legal                   498               --          3,276       $3,953           7,727
Interest income                                                  --               --             --         (911)           (911)
(Gain) on patent litigation settlement                       (2,000)              --             --           --          (2,000)
                                                            -------          -------        -------      -------         -------

Income (loss) before income taxes                            $2,506          ($1,032)          $367      $(3,042)        $(1,201)
                                                             ======          =======         ======      =======         =======

Depreciation and amortization included above                    $48               $3           $211           $9            $271
                                                             ======          =======         ======      =======         =======

SHARE-BASED COMPENSATION INCLUDED IN ABOVE:
      Cost of products                                           $3               --             --           --              $3
      Research and development                                   13              $29             --           --              42
      Selling, general and administrative and legal              13               --            $86         $226             325
                                                             ------           ------        -------      -------         -------
      Total                                                     $29              $29            $86         $226            $370
                                                             ======           ======        =======      =======         =======

Capital expenditures                                            $43               $8           $107         $ -             $158
                                                             ======           ======        =======      =======         =======



THREE MONTHS ENDED OCTOBER 31, 2005

REVENUES:                                             Life Sciences     Therapeutics  Clinical Labs        Other    Consolidated
                                                      -------------     ------------  -------------        -----    ------------
Product revenues and royalty income                          $2,147               --             --           --          $2,147
Clinical laboratory services                                     --               --         $8,018           --           8,018
                                                            -------           ------         ------      -------         -------
                                                              2,147               --          8,018           --          10,165

COST AND EXPENSES AND OTHER (INCOME):
Cost of products                                                541               --             --           --             541
Cost of clinical laboratory services                             --               --          3,481           --           3,481
Research and development                                        989             $561             --           --           1,550
Provision for uncollectible accounts                             --               --          1,145           --           1,145
Selling, general and administrative and legal                   525               --          3,330       $3,463           7,318
Interest income                                                  --               --             --        (707)           (707)
                                                            -------           ------         ------      -------         -------

Income (loss) before income taxes                               $92            ($561)           $62     $(2,756)        $(3,163)
                                                            =======           ======         ======      ======         =======

Depreciation and amortization included above                    $46               $3           $221         $11            $281
                                                            =======           ======         ======      ======         =======

SHARE-BASED COMPENSATION INCLUDED IN ABOVE:
      Cost of products                                           $8               --             --          --              $8
      Research and development                                   35              $36             --          --              71
      Selling, general and administrative and legal              18               --           $153        $170             341
                                                            -------           ------         ------      -------         -------
      Total                                                     $61              $36           $153        $170            $420
                                                            =======           ======         ======      ======         =======

Capital expenditures                                             $4             $ -            $193        $ -             $197
                                                            =======           ======         ======      ======         =======



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. See "Forward-Looking and Cautionary Statements" in our Form 10-K for the year ended July 31, 2006. Because of those factors, you should not rely on past financial results as an indication of future performance. We believe that period-to-period comparisons of our financial results to date are not necessarily meaningful and expect that our results of operations might fluctuate from period to period in the future.

The Company is a life sciences and biotechnology company focused on harnessing genetic processes to develop research tools and therapeutics and the provision of diagnostic services to the medical community. Since its founding in 1976, Enzo's strategic focus has been on the development, for commercial purposes, of enabling technologies in the life sciences field. Enzo's pioneering work in genomic analysis coupled with its extensive patent estate and enabling platforms have strategically positioned Enzo to play a crucially important role in the rapidly growing life sciences and molecular medicine marketplaces.

The Company is comprised of three interconnected operating companies that have evolved out of Enzo's core competence: the use of nucleic acids as informational molecules and the use of compounds for immune response modulation. These wholly owned operating companies conduct their operations through three segments (see
Note 11 in the notes to consolidated financial statements).

The Company's sources of revenue from the Life Sciences segment is from the direct sales of products consisting of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements with other companies and royalty income. The Company's other source of revenue is from the clinical laboratory service market. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients. Fees billed to patients, Medicare, and third party payers are billed on the laboratory's standard gross fee schedule, subject to any limitations on fees negotiated with the third party payers or with the ordering physicians on behalf of their patients.

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

For the three months ended October 31, 2006 and 2005, respectively, approximately 23% and 21% of the Company's operating revenues were derived from product sales and royalty income and approximately 77% and 79% were derived from clinical laboratory services.

                              RESULTS OF OPERATIONS
       THREE MONTHS ENDED OCTOBER 31, 2006 AS COMPARED TO OCTOBER 31, 2005

         COMPARATIVE FINANCIAL DATA FOR THE THREE MONTHS ENDED OCTOBER 31,


         (in 000's)                                                                    Increase
         Revenues:                                      2006            2005          (Decrease)           % Change
         ---------                                    --------         -------       -------------       -------------
         Product sales and royalties                  $ 2,389          $ 2,147             $242                 11%
         Clinical laboratory services                   8,053            8,018               35                  -
                                                      -------          -------            -----
         Total revenues                                10,442           10,165              277                  3

         COSTS AND EXPENSES AND OTHER (INCOME):
         Cost of products                                 555              541               14                  3
         Cost of laboratory services                    3,496            3,481               15                  -
         Research & development                         1,862            1,550              312                 20
         Selling, general and administrative            5,571            5,456              115                  2
         Provision for uncollectible A/R                  914            1,145             (231)               (20)
         Legal expenses                                 2,156            1,862              294                 16
         Interest income                                 (911)            (707)            (204)                29
         Gain on patent litigation settlement          (2,000)               -           (2,000)                 -
                                                     --------         --------           ------
         Total Costs and expenses - net                11,643           13,328           (1,685)               (13)
                                                     --------         --------           ------

         Loss before income taxes                     ($1,201)         ($3,163)           $1,962               (62)%
                                                      =======          =======            ======



CONSOLIDATED RESULTS

Product revenues and royalty income during the three months ended October 31, 2006 was $2.4 million compared to $2.2 million in the year ago quarter, an increase of $0.2 million or 11% due to an increase in royalty income of $0.4 million, offset by a decrease in shipments of products of $0.2 million.

Clinical laboratory revenues during both the three month periods ended October 31, 2006 and 2005 were comparable at approximately $8.0 million. The contractual adjustment expense, which reduces gross billings, increased to 76.9% of gross billing as compared to 75.1% in the prior period, due to continued competitive pricing throughout the industry. Although the Company experienced an increase in gross billings, the increase in services to lower reimbursement providers reduced net revenues.

The cost of products during both the three month periods ended October 31, 2006 and 2005 was comparable at $0.5 million despite a decline in shipments of products.

The cost of clinical laboratory services during both the three month periods ended October 31, 2006 and 2005 was comparable at approximately $3.5 million.

Research and development expenses were approximately $1.9 million during the three months ended October 31, 2006, compared to $1.6 million in the year ago quarter, an increase of $0.3 million or 20%. The increase was primarily due to an increase in clinical trial activities of $0.5 million partially offset by a decline in the cost of research supplies of $0.1 million in the Life Sciences segment.

Selling, general and administrative expenses of approximately $5.6 million during the three months ended October 31, 2006 are comparable to $5.5 million in the year ago period.

The provision for uncollectible accounts receivable relating to the clinical laboratory segment for the three months ended October 31, 2006 was $0.9 million, compared to $1.1 million during the year ago period, a decrease of $0.2 million or 20%. The provision declined due to improved billing and collection procedures.

Legal expense was $2.2 million during the three months ended October 31, 2006 compared to $1.9 million in the year ago period, an increase of $0.3 million or 16%, due to an increase in ongoing patent and other litigation activities.

Interest income increased by $0.2 million or 29% to $0.9 million during the three months ended October 31, 2006 compared to $0.7 million during the 2005 period, due to higher interest rates earned partially offset by less available cash for investment. The Company earns interest by investing primarily in short term (30 to 90 days) commercial paper and money market funds with high credit ratings.

The Company as plaintiff and Sigma Aldrich ("Sigma") entered into a Settlement Agreement and Release effective September 15, 2006 (the "Settlement"). Pursuant to the Settlement, the Company's litigation with Sigma was dismissed and the Company recognized a $2 million gain on patent litigation settlement during the three months ended October 31, 2006.

The tax provision for the three months ended October 31, 2006 was based on state and local taxes, and differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The tax provision for the three months ended October 31, 2005 differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to limitations on the timing of the recognition of the Company's federal tax carryback benefit for taxes paid in prior years, and the recording of a valuation allowance equal to its deferred tax assets as of October 31, 2005, including the federal net operating loss carryforward benefit generated during the period. The Company recorded the valuation allowance as it concluded that it was not more likely than not that its net deferred tax assets would be realized in the foreseeable future based on positive and negative evidence available at the time. The conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

SEGMENT RESULTS

The Life Sciences segment's income before taxes was approximately $2.5 million for the three months ended October 31, 2006 as compared to $0.1 million in the year ago quarter. Segment operating income increased primarily as a result of the Company's $2 million patent litigation settlement with Sigma Aldrich. Product and royalty revenue during the three months ended October 31, 2006 period was $2.4 million as compared to $2.2 million in the 2005 period, an increase of $0.2 million or 11%. The increase was primarily due to an increase in royalty income of $0.4 million offset by a decrease in product sales of approximately $0.2 million. Segment operating expenses (research and development and selling, general and administrative) decreased in the 2006 period by approximately $0.2 million primarily due to a reduction in the cost of research supplies.

The Therapeutics segment's loss was approximately $1.0 million for the three months ended October 31, 2006 as compared to a loss of $0.6 million for the earlier quarter. The 2006 increase in the net loss was primarily due to an increase in overall clinical trial activities of $0.5 million.

The Clinical Laboratory segment's income before taxes was $0.4 million for the period ended October 31, 2006 as compared to $0.1 million in the year ago quarter. The 2006 period was positively impacted by a reduction of $0.2 million in the provision for uncollectible accounts due to continued improved billing and collection procedures.

The Other segment's loss for the three months ended October 31, 2006 was approximately $3.0 million as compared to a loss of $2.8 million in the year ago quarter. The increased loss was primarily due to increased legal fees of $0.3 million due to ongoing patent litigation and an increase in share based compensation under SFAS123(R) of $0.1 million. The increase in expenses was partially offset by higher interest income of $0.2 million.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2006, our cash and cash equivalents were $72.0 million, an increase of $2.1 million from cash and cash equivalents at July 31, 2006. The increase in cash during the three months ended October 31, 2006 was primarily due to the $2 million settlement gain on patent litigation and cash flow impacts discussed below. The Company had working capital of $79.3 million at October 31, 2006 compared to $80.2 million at July 31, 2006. The decrease in working capital was primarily the result of an increase in current liabilities of approximately $2.0 million, due to the timing of disbursements, which was partially offset by other changes in current assets during the three month period.

Net cash provided by operating activities for the three months ended October 31, 2006 was approximately $2.3 million as compared to net cash used in operating activities of $2.0 million for the three months ended October 31, 2005. The increase in net cash provided by operating activities in the 2006 period over the 2005 period of $4.3 million was primarily due to the decreased net loss of $2 million resulting from the $2 million gain on patent litigation settlement in the 2006 period and by the positive net changes of approximately $2.3 million in operating assets and liabilities, primarily due to the increase in accrued liabilities.

In the quarter ended October 31, 2006, net cash used in investing activities was approximately $0.3 million versus net cash provided by investing activities of $0.2 million in the year ago period, primarily due to a decline in the sales of marketable securities of approximately $0.6 million. During fiscal 2006, all investments in marketable securities were sold and reinvested in cash equivalents.

The Company believes that its current cash position is sufficient for its foreseeable liquidity and capital resource needs over the next 12 months, although there can be no assurance that future events will not alter such view.

CONTRACTUAL OBLIGATIONS

There were no significant changes to the Contractual Obligations disclosed in the Annual Report on Form 10-K for the 2006 fiscal year.

Management is not aware of any material claims, disputes or settled matters concerning third party reimbursement that would have a material effect on our financial statements.

CRITICAL ACCOUNTING POLICIES

General
--------

The Company's discussion and analysis of its financial condition and results of operations are based upon Enzo Biochem, Inc.'s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses; these estimates and judgments also affect related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to contractual adjustments, allowance for uncollectible accounts, inventory, intangible assets and income taxes. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Product Revenues
----------------

Revenues from product sales are recognized when the products are shipped, the sales price is fixed or determinable and collectibility is reasonably assured.

Royalties
----------

Royalty revenues are recorded in the period earned. Royalties received in advance of being earned are recorded as deferred revenues.

Revenues - Clinical laboratory services
----------------------------------------

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

The following are tables of the clinical laboratory segment's net revenues and percentages by revenue category for the three months ended October 31, 2006 and 2005:

Net revenues                                   Three months ended             Three months ended
                                                October 31, 2006               October 31, 2005
                                                ----------------               ----------------
Revenue Category                            (In 000's)           (In %)        (In 000's)       (In %)
----------------                            ----------           ------        ----------       ------
Medicare                                        $1,954               24            $1,835           23
Third party carriers                             5,011               62             4,713           59
Patient self-pay                                   632                8             1,003           12
HMO's                                              456                6               467            6
                                                ------             ----            ------         ----
Total                                           $8,053             100%            $8,018         100%
                                                ======             ====            ======         ====


The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Revenue, net of contractual adjustments, from direct billings under the Federal Medicare program during the three months ended October 31, 2006 and 2005 were approximately 24% and 23%, respectively, of the clinical lab segment's revenue. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Contractual Adjustments
-----------------------

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

During the three months ended October 31, 2006 and 2005, the contractual adjustment percentages, determined using average historical reimbursement statistics, were 76.9% and 75.1%, respectively, of gross billings. The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could have resulted in a change in clinical laboratory services revenues of approximately $349,000 for the three months ended October 31, 2006, and could have resulted in a change in the net accounts receivable of approximately $92,000 as of October 31, 2006.

Accounts Receivable and Allowance for Doubtful Accounts
-------------------------------------------------------

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment, and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients' ability to pay. During the three months ended October 31, 2006 and 2005, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable (for all payers) over 210 days, as it assumed those accounts are uncollectible. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

The following is a table of the Company's net accounts receivable by segment. The clinical laboratory segment's net receivables are detailed by billing category and as a percent to its total net receivables. At October 31, 2006 and July 31, 2006, approximately 83% and 88%, respectively, of the Company's net accounts receivable relates to its clinical laboratory business, which operates in the New York and New Jersey Metropolitan area.

Net accounts receivable                                    As of                          As of
                                                     October 31, 2006                 July 31, 2006
                                                     ----------------                 -------------
BILLING CATEGORY                                   (In 000's)        (In %)      (In 000's)            (In %)
----------------                                   ----------        ------      ----------            ------
Clinical laboratory
  Medicare                                             $1,487          18%           $1,367                15%
  Third party carriers                                  4,390          53             4,025                44
  Patient self-pay                                      2,035          24             3,294                36
  HMO's                                                   449           5               475                 5
                                                      -------        ----           -------              ----
Total Clinical laboratory                              $8,361         100%           $9,161               100%
                                                                     ====                                ====
Total Life Sciences                                     1,731                         1,286
                                                      -------                       -------
Total accounts receivable                             $10,092                       $10,447
                                                      =======                       =======

Income Taxes
------------

The Company accounts for income taxes under the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The liability method requires that any tax benefits recognized for net operating loss carry forwards and other items be reduced by a valuation allowance where it is not more likely than not the benefits will be realized in the foreseeable future. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Inventory
----------

The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At October 31, 2006 and July 31, 2006, respectively, the reserve for excess and obsolete inventory was $129,000 and $238,000.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections ("SFAS 154"), a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income for the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 did not have a material impact on the Company's financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("SFAS 109")", to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company has not evaluated the impact of FIN 48 on its financial statements at this time.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this Statement will have on its consolidated results of operations and financial condition.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the "roll-over" method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the "iron curtain" method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the Company as of August 1, 2007. The adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have an exposure to market risk from changes in foreign currency exchange rates, commodity price risk or other market risk. We do not engage in any hedging or market risk management tools. The Company does not have interest risk with respect to interest rates on cash and cash equivalents that could impact our results of operations and financial position since the investments are in highly liquid corporate debt instruments with maturities of three months or less. There have been no material changes with respect to market risk previously disclosed in our Annual Report on Form 10-K for our 2006 fiscal year.

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

(b)      Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         ------------------

There have been no material developments with respect to previously reported legal proceedings except as noted in Note 9. See the annual report on Form 10-K for the fiscal year ended July 31, 2006 filed with the Securities and Exchange Commission for a discussion of the Company's ongoing legal proceedings.

Item 1A. Risk Factors
         -----------------

Risk and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements we make were set forth in the "Item 1A.
- Risk Factors" section of our Annual Report on Form 10-K for the year ended July 31, 2006. There have been no material changes from the risk factors disclosed in that Form 10-K.

Item 6.           Exhibits
                  --------

                  Exhibit No.     Exhibit
                  ------------    ---------
                  31(a)           Certification of Elazar Rabbani,
                                  Ph.D. pursuant to Section 302 of the Sarbanes
                                  -Oxley Act of 2002.
                  31(b)           Certification of Barry Weiner pursuant to
                                  Section 302 of the Sarbanes-Oxley Act of
                                  2002.
                  32(a)           Certification of Elazar Rabbani, Ph.D.
                                  pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002.
                  32(b)           Certification of Barry Weiner pursuant to 18
                                  U.S.C. ss.1350, as adopted pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ENZO BIOCHEM, INC.
                                              --------------------
                                                   (Registrant)

Date: December 8, 2006                        by: /s/BARRY WEINER
                                                 ------------------------
                                                  Chief Financial Officer