Form 10-Q
period 2007-01-31
ENZO BIOCHEM INC
filed 2007-03-12
CIK 316253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                        Commission File Number 001-09974

                               ENZO BIOCHEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                       13-2866202
--------------------                           -----------
(State or Other Jurisdiction                   (IRS. Employer
of Incorporation or Organization)              Identification No.)

527 Madison Ave, New York, New York            10022
------------------------------------           ------
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

                               Yes |_|   No |X|

     As of March 1, 2007, the Registrant had approximately 36,650,300 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.
                                    FORM 10-Q
                                January 31, 2007

                                      INDEX


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets
         January 31, 2007 (unaudited) and July 31, 2006                        3

         Consolidated Statements of Operations
         For the three and six months ended January 31, 2007
         and 2006 (unaudited)                                                  4

         Consolidated Statements of Cash Flows
         For the six months ended January 31, 2007 and 2006 (unaudited)        5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           28

Item 4.  Controls and Procedures                                              28


                           Part II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings                                                    28

Item 1A.  Risk Factors                                                        29

Item 4.  Submission of Matters to a Vote of Security Holders                  29

Item 6.  Exhibits                                                             29

Signatures                                                                    29

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                               ENZO BIOCHEM, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS                                                  January 31,    July 31,
                                                               2007       2006
Current assets:                                         (unaudited)    (Note 1)
                                                        -----------    --------
  Cash and cash equivalents                                $110,916    $ 69,854
  Accounts receivable, net of allowances                     10,249      10,447
  Inventories                                                 2,383       2,401
  Prepaid expenses                                              772       1,465
  Recoverable and prepaid income taxes                        1,807       1,931
                                                           --------    --------
Total current assets                                        126,127      86,098

Property, plant, and equipment, net of accumulated
  depreciation and amortization                               5,669       5,848
Goodwill                                                      7,452       7,452
Patent costs, net of accumulated amortization                 1,218       1,257
Other                                                           989         869
                                                           --------    --------
Total assets                                               $141,455    $101,524
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                 $    985    $  1,304
  Accrued liabilities                                         6,408       4,403
  Other current liabilities                                     470         230
                                                           --------    --------
Total current liabilities                                     7,863       5,937

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value; authorized
    25,000,000 shares; no shares issued or outstanding           --          --
  Common Stock, $.01 par value; authorized
    75,000,000 shares; shares issued: 36,232,800 at
    January 31, 2007 and 32,844,200 at July 31, 2006            362         328
  Additional paid-in capital                                280,258     236,002
  Less treasury stock at cost: 582,474 shares at
    January 31, 2007 and 569,700 shares at July 31, 2006     (8,686)     (8,499)
  Accumulated deficit                                      (138,342)   (132,244)
                                                           --------    --------
Total stockholders' equity                                  133,592      95,587
                                                           --------    --------
Total liabilities and stockholders' equity                 $141,455    $101,524
                                                           ========    ========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended             Six Months Ended
                                                             January 31,                   January 31,
Revenues:                                                2007           2006           2007           2006
                                                       -------        -------        -------        -------
  Product revenues                                        $725         $1,434         $1,816         $2,721
  Royalty income                                           909            675          2,207          1,534
  Clinical laboratory services                           8,960          8,007         17,014         16,026
                                                       -------        -------        -------        -------
                                                        10,594         10,116         21,037         20,281

Costs and expenses and other (income):
  Cost of product revenues                                 370            385            925            926
  Cost of clinical laboratory services                   4,067          3,431          7,563          6,912
  Research and development expense                       2,459          1,911          4,320          3,461
  Selling, general, and administrative expense           7,210          7,326         12,781         12,781
  Provision for uncollectible accounts receivable        1,180          1,209          2,094          2,354
  Legal expense                                          1,952          1,632          4,110          3,494
  Interest income                                       (1,168)          (680)        (2,079)        (1,387)
  Other income                                            (699)            --         (2,699)            --
                                                       -------        -------        -------        -------
                                                        15,371         15,214         27,015         28,541
                                                       -------        -------        -------        -------

Loss before income taxes                                (4,777)        (5,098)        (5,978)        (8,260)
(Provision) benefit for income taxes                       (75)           659           (120)           536
                                                       -------        -------        -------        -------
Net loss                                               ($4,852)       ($4,439)       ($6,098)       ($7,724)
                                                       =======        =======        =======        =======

Net loss per common share:
  Basic                                                 ($0.14)        ($0.14)        ($0.18)        ($0.24)
                                                       =======        =======        =======        =======
  Diluted                                               ($0.14)        ($0.14)        ($0.18)        ($0.24)
                                                       =======        =======        =======        =======

Weighted average common shares outstanding:
  Basic                                                 34,486         32,200         33,382         32,179
                                                       =======        =======        =======        =======
  Diluted                                               34,486         32,200         33,382         32,179
                                                       =======        =======        =======        =======

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                                ENZO BIOCHEM, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)


                                                            Six Months Ended
                                                              January  31,
OPERATING ACTIVITIES                                       2007          2006
                                                         --------      --------
Net loss                                                  ($6,098)      ($7,724)

Adjustments to reconcile net loss to net cash
used in operating activities:
    Depreciation and amortization of property,
      plant and equipment                                     489           526
    Amortization of patent costs                               39            37
    Provision for uncollectible accounts receivable         2,094         2,354
    Deferred taxes                                             --           640
    Share based compensation charges                          870           869
    Accrual for 401(k) employer match                         418            --
    Issuance of stock for 401(k) employer match                --           401
    Loss on marketable securities                              --           153
    Other                                                      10            --

Changes in operating assets and liabilities:
    Accounts receivable                                    (1,896)         (585)
    Inventories                                                18          (104)
    Prepaid expenses                                          693           868
    Recoverable and prepaid income taxes                      124        (1,204)
    Accounts payable - trade                                 (319)         (765)
    Accrued liabilities                                     1,587        (1,343)
    Other current liabilities                                 240          (509)
                                                         --------      --------
 Adjustments                                                4,367         1,338
                                                         --------      --------

           Net cash used in operating activities           (1,731)       (6,386)
                                                         --------      --------

INVESTING ACTIVITIES
    Capital expenditures                                     (310)         (948)
    Sales of marketable securities                             --         6,761
    Purchases of marketable securities                         --           (69)
    Increase in cash surrender values                        (117)          (51)
    Increase in security deposits                              (3)            1
                                                         --------      --------
        Net cash (used in) provided by
          investing activities                               (430)        5,694
                                                         --------      --------

FINANCING ACTIVITIES
    Net proceeds from issuance of common stock             43,106            --
    Proceeds from the exercise of stock options               117            73
                                                         --------      --------
        Net cash provided by financing activities          43,223            73
                                                         --------      --------

Net increase (decrease) in cash and cash equivalents       41,062          (619)
Cash and cash equivalents at the beginning of period       69,854        76,981
                                                         --------      --------
Cash and cash equivalents at the end of period           $110,916       $76,362
                                                         ========      ========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             As of January 31, 2007
                  and for the three and six month periods ended
                            January 31, 2007 and 2006
                                   (Unaudited)

Note 1 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly owned subsidiaries, Enzo Clinical Labs, Enzo Life Sciences, Enzo Therapeutics and Enzo Realty LLC (the "Company" or "Companies"). The consolidated balance sheet as of January 31, 2007 and the consolidated statements of operations and statements of cash flows for the three and six month periods ended January 31, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2006 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2006 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2007.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not evaluated the effect that the adoption of this Statement will have on its financial statements at this time.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. The Company has not evaluated the effect that the adoption of this Statement will have on its financial statements at this time.

Reclassifications

Certain balances in the prior period have been reclassified to conform with the presentation in the current period.

Note 2 - Net loss per share
---------------------------

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the three and six months ended January 31, 2007 and 2006. Diluted net loss per common shares is computed using the weighted average number of shares outstanding during the three and six months ended January 31, 2007 and 2006, and excludes the effect of dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards) as their inclusion would be antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of "in the money" stock options, net of shares repurchased with the option exercise proceeds, and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

                                            Three months ended  Six months ended
(In thousands)                                  January 31,        January 31,
                                                2007   2006        2007   2006
                                                ----   ----        ----   ----
Potential net shares, issued from                691    427         562    496
exercise of "in the money" employee and         ====   ====        ====   ====
director  stock options and  restricted
stock awards, excluded from diluted net
loss per share calculation


The following table summarizes the number of "out of the money" options excluded from the computation of diluted net loss per share because the effect of their potential exercise is anti-dilutive.

                                            Three months ended  Six months ended
(In thousands)                                  January 31,        January 31,
                                                2007   2006        2007   2006
                                                ----   ----        ----   ----
"Out of the money"  stock options                905    963         905    963
                                                ====   ====        ====   ====


Note 3 - Share-based compensation
---------------------------------

The Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations effective August 1, 2005. Compensation costs recognized in the three and six month periods ended January 31, 2007 and 2006 include compensation costs for all share-based payments granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation costs for all share-based payments granted subsequent to August 1, 2005, based on the grant fair value estimated in accordance with the provisions of SFAS 123R.

The following table sets forth the amount of share-based compensation expense upon vesting and per share data related to share-based payment arrangements included in the accompanying statements of operations:

                                            Three months ended  Six months ended
In thousands, except per share data             January 31,        January 31,
-----------------------------------
                                                2007   2006        2007    2006
                                                ----   ----        ----    ----
Stock options                                   $367   $420        $676    $840
Restricted stock awards                          133     29         194      29
                                                ----   ----        ----    ----
Total                                           $500   $449        $870    $869
                                                ====   ====        ====    ====

Impact on basic and diluted net loss per
common share                                   $0.02  $0.01       $0.03   $0.03
                                               =====  =====       =====   =====

As included in the statements of operations
-------------------------------------------
Cost of product revenues                        $  3   $  0        $  6    $ 38
Research and development                          51     71          98     142
Selling, general and administrative              446    348         766     689
                                                ----   ----        ----    ----
                                                $500   $449        $870    $869
                                                ====   ====        ====    ====

No excess tax benefits were recognized during the three and six month periods ended January 31, 2007 and 2006.

STOCK OPTION PLANS

A summary of the activity relating to the Company's stock option plans for the six month period ended January 31, 2007 is as follows:

                                                        Weighted
                                                         Average      Aggregate
                                                        Exercise      Intrinsic
                                           Options        Price         Value
                                          ---------     --------      ----------
Outstanding at August 1, 2006             2,877,727       $13.20      $3,700,000
Granted                                          --           --      ==========
Exercised                                   (35,359)       $8.59
Cancelled                                   (69,098)      $13.09
                                          ---------
Outstanding at end of period              2,773,270       $13.27      $8,138,000
                                          =========                   ==========
Exercisable at end of period              2,588,409       $13.31      $7,733,000
                                          =========                   ==========
Available for grant at January 31, 2007     600,900
                                          =========

The Company did not grant stock options during the six months ended January 31, 2007. As of January 31, 2007, there was approximately $594,000 of total unrecognized compensation cost related to nonvested stock option-based compensation, which will be recognized over a weighted average life of approximately one year.

During the six months ended January 31, 2007 and 2006, the Company received cash proceeds of approximately $117,000 and $73,000, respectively, from the exercise of 35,359 and 227,816 stock options, respectively. The aggregate intrinsic value of stock options exercised during the six months ended January 31, 2007 and 2006, including the non-cash transactions (Note 4) was approximately $0.2 million and $1.7 million, respectively.

During the year ended July 31, 2006, the Company granted 100,000 options to a consultant with an exercise price of $24.84, which vested over six months and have a two year term. The fair value of these options on September 6, 2006 (the vesting date) was $89,000. The fair value of the options, which was accounted for as a variable instrument, was fair valued and recognized as expense over the six month vesting term. The assumptions used to fair value this option grant were as follows: risk free interest rate of 4.97%, expected term of 2 years, expected volatility of 49%, and no dividend yield. In connection with the options issued to this consultant, the Company recognized an expense of approximately $9,000 in selling, general and administrative expense in the accompanying statement of operations for the six months ended January 31, 2007.

RESTRICTED STOCK AWARDS

During the six months ended January 31, 2007, the compensation committee of the Company's board of directors approved grants of restricted stock-based compensation awards (the "Awards") of 72,400 shares to certain independent directors, executive officers and employees. During the six months ended January 31, 2006, the compensation committee of the Company's board of directors approved Awards of 45,000 shares to certain independent directors and an employee.

A summary of the activity pursuant to the Company's Awards for the six months ended January 31, 2007 is as follows:

                                                           Weighted Average
                                               Awards         Award Price
                                              --------     ----------------
Nonvested at August 1, 2006                     77,450          $12.21
Granted                                         72,400          $14.85
Vested                                         (14,375)         $13.64
Forfeited                                       (6,800)         $13.41
                                               -------
Nonvested at end of period                     128,675          $13.47
                                               =======

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of January 31, 2007, there was approximately $1.5 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation to be recognized over a weighted average period of two years.

Note 4 - Supplemental disclosure for statement of cash flows
------------------------------------------------------------

Supplemental information with respect to the Company's consolidated statements of cash flows is as follows:

                                             Six months ended January 31,
(In thousands)                                    2007          2006
                                                  ----          ----
Taxes (refunded) paid - net                       $(56)          $28
                                                  ====          ====

During the six months ended January 31, 2007, an officer of the Company exercised 24,021 stock options in a non-cash transaction. The officer surrendered 12,774 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $0.2 million, the market value of the surrendered shares, as treasury stock.

During the six months ended January 31, 2006, certain officers of the Company exercised 221,116 stock options in a non-cash transaction. The officers surrendered 180,411 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $2.4 million, the market value of the surrendered shares, as treasury stock.

Note 5 - Inventories
--------------------

Inventories, net of reserves for excess and obsolete inventory of $57,000 and $238,000, respectively, consist of the following, as of:

  (In thousands)                         January 31, 2007    July 31, 2006
  --------------                         ----------------    -------------
  Raw materials                                  $19                $38
  Work in process                              1,357              1,518
  Finished products                            1,007                845
                                              ------             ------
                                              $2,383             $2,401
                                              ======             ======

Note 6 - Accrued liabilities and other current liabilities

Accrued liabilities consist of:

In 000's                                 January 31, 2007   July 31, 2006
--------                                 ----------------   -------------
  Legal                                      $1,940             $1,974
  Payroll, benefits, and commissions          2,396                868
  Research and development                      589                408
  Professional fees                             625                369
  Outside reference lab testing                 277                122
  Other                                         581                662
                                             ------             ------
                                             $6,408             $4,403
                                             ======             ======

Other current liabilities consist of:

In 000's                                 January 31, 2007   July 31, 2006
--------                                 ----------------   -------------
  Installment payable                          $150               $150
  Deferred revenue                              320                 80
                                             ------             ------
                                               $470               $230
                                             ======             ======

Note 7 - Income taxes
---------------------

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The tax provisions for the three and six months ended January 31, 2007 were based on state and local taxes, and differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The tax benefit for the three months ended January 31, 2006 differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to limitations on the timing of the recognition of the Company's then available federal tax carryback benefit for taxes paid in prior years. The tax benefit also differs from the expected net operating loss carryforward benefit due to the inability to recognize such benefit. The carryforward benefit could not be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would have enabled the Company to realize the federal carryforward benefit.

The tax benefit for the six months ended January 31, 2006 differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to limitations on the timing of the recognition of the Company's then available federal tax carryback benefit for taxes paid in prior years. The tax benefit also differs from the expected net operating loss carryforward benefit due to the inability to recognize such benefit. The carryforward benefit could not be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would have enabled the Company to realize the federal carryforward benefit. Also due to these uncertainties, the Company recorded during the first quarter of the 2006 period a valuation allowance equal to its net deferred tax assets, including the federal net operating loss carryforward benefit generated during the first quarter of the 2006 period. The Company recorded the valuation allowance as it concluded that it was not more likely than not that its net deferred tax assets would be realized in the foreseeable future based on positive and negative evidence available at the time.

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

Note 8 - Royalty income
-----------------------

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the "Agreement"). Subsequent to the settlement, the Agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent in April 2018. Royalty income arising from the Agreement is included in the Life Sciences segment (see Note 11).

Note 9 - Other income
---------------------

GAIN ON PATENT LITIGATION SETTLEMENT

The Company as plaintiff and Sigma Aldrich ("Sigma") entered into a Settlement Agreement and Release effective September 15, 2006 (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company's litigation with Sigma was dismissed and the Company recognized a $2 million gain on patent litigation settlement included in "Other income" in the accompanying consolidated statement of operations for the six months ended January 31, 2007.

PAYMENT FROM FORMER DISTRIBUTOR

During the quarter ended January 31, 2007, the Company received a payment of approximately $699,000 from Perkin Elmer Inc. ("Perkin Elmer") for amounts due under a Distribution Agreement (the "Distribution Agreement") which terminated December 31, 2004. The Distribution Agreement is presently subject to a lawsuit for breach of contract, patent infringement, unfair competition under state law, unfair competition under federal law, tortuous interference with business relations, and fraud in the inducement of contract. Perkin Elmer advised in a letter to the Company that the payment was owed under the Distribution Agreement and was delayed because of changes to their accounting system and personnel changes and that it was always their intent to comply with the Distribution Agreement. The Company advised Perkin Elmer that the payment did not represent all amounts owed under the Distribution Agreement. Accordingly, the payment has been included in "Other income" in the accompanying consolidated statements of operations for the three and six months ended January 31, 2007.

Note 10 - Stockholders' Equity
------------------------------

On December 8, 2006, the Securities and Exchange Commission ("SEC") declared effective the shelf Registration Statement the Company filed on Form S-3 on November 13, 2006. The shelf Registration Statement allows the Company to offer and sell up to an aggregate of $100 million of common stock from time to time in one or more offerings. The terms of any such offering would be established at the time of such offering.

On December 14, 2006, the Company entered into a Placement Agent Agreement with Lazard Capital Markets LLC, as exclusive placement agent, relating to a "registered direct" offering ("Offering") of shares of the Company's common stock. On December 15, 2006, the Company entered into a definitive Subscription Agreement with various institutional investors relating to the sale of an aggregate of 3,285,715 shares of common stock for a purchase price of $14.00 per share. Net proceeds from the Offering aggregating $43.1 million, net of placement fees and financing costs of $2.9 million, were credited to common stock and additional paid-in capital. On December 15, 2006, the Company filed a prospectus supplement with the SEC relating to the Offering under the Registration Statement and supplement thereto.

Subsequent to January 31, 2007, the Company entered into a Placement Agent Agreement with Lazard Capital Markets LLC, as exclusive placement agent, relating to a "registered direct" offering ("Subsequent Offering") of shares of the Company's common stock. Further, the Company entered into a definitive Subscription Agreement with an investor relating to the sale of an aggregate of 1,000,000 shares of common stock for a purchase price of $15.00 per share. Net proceeds from the Subsequent Offering aggregated $14.2 million, net of placement fees and financing costs of $800,000 and were received on February 7, 2007. The shares of common stock were registered under the aforementioned shelf Registration Statement on Form S-3. On February 5, 2007, the Company filed a prospectus supplement with the SEC relating to the Subsequent Offering under the Registration Statement and supplement thereto.

Note 11 - Segment reporting
---------------------------

The Company has three  reportable  segments:  Life Sciences,  Therapeutics,  and
Clinical Labs. The Company's Life Sciences segment develops, manufactures, and markets products to research and pharmaceutical customers. The Company's Therapeutic segment conducts research and development activities for therapeutic drug candidates. The Clinical Labs segment provides diagnostic services to the medical community. Prior to the fourth quarter ended July 31, 2006, the Life Sciences and Therapeutics segments were reported together as the Research and Development segment. The January 31, 2006 segment information has been restated to reflect this change. The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as other consist of corporate general and administrative costs which are not allocable to the three reportable segments. Certain expenses were reclassified among segments in the fiscal 2006 periods for comparative purposes.

Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

THREE MONTHS ENDED JANUARY 31, 2007

Revenues:                                             Life Sciences    Therapeutics    Clinical Labs      Other    Consolidated
--------                                              -------------    ------------    -------------      -----    ------------
Product revenues                                               $725              --               --         --            $725
Royalty income                                                  909              --               --         --             909
Clinical laboratory services                                     --              --           $8,960         --           8,960
                                                            -------         -------          -------   --------        --------
                                                              1,634              --            8,960         --          10,594

Cost and expenses and other (income):
Cost of products                                                370              --               --         --             370
Cost of clinical laboratory services                             --              --            4,067         --           4,067
Research and development                                        903          $1,556               --         --           2,459
Provision for uncollectible accounts                             --              --            1,180         --           1,180
Selling, general and administrative and legal                   510              --            3,807     $4,845           9,162
Interest income                                                  --              --               --     (1,168)         (1,168)
Other income                                                   (699)             --               --         --            (699)
                                                            -------         -------          -------   --------        --------

Income (loss) before income taxes                              $550         ($1,556)            $(94)   $(3,677)        $(4,777)
                                                            =======         =======          =======   ========        ========

Depreciation and amortization included above                    $44              $4             $201         $9            $258
                                                            =======         =======          =======   ========        ========

Share-based compensation included in above:
   Cost of products                                              $3              --               --         --              $3
   Research and development                                      18             $33               --         --              51
   Selling, general and administrative and legal                  8              --             $152       $286             446
                                                            -------         -------          -------   --------        --------

   Total                                                        $29             $33             $152       $286            $500
                                                            =======         =======          =======   ========        ========

Capital expenditures                                            $18         $    --             $135   $     --            $153
                                                            =======         =======          =======   ========        ========

THREE MONTHS ENDED JANUARY 31, 2006

Revenues:                                             Life Sciences    Therapeutics    Clinical Labs      Other    Consolidated
--------                                              -------------    ------------    -------------      -----    ------------
Product revenues                                             $1,434              --               --         --          $1,434
Royalty income                                                  675              --               --         --             675
Clinical laboratory services                                     --              --           $8,007         --           8,007
                                                             ------         -------          -------   --------        --------
                                                              2,109              --            8,007         --          10,116

Cost and expenses and other (income):
-------------------------------------
Cost of products                                                385              --               --         --             385
Cost of clinical laboratory services                             --              --            3,431         --           3,431
Research and development                                        791          $1,120               --         --           1,911
Provision for uncollectible accounts                             --              --            1,209         --           1,209
Selling, general and administrative and legal                   569              --            3,922     $4,467           8,958
Interest income                                                  --              --               --       (680)           (680)
                                                             ------         -------          -------   --------        --------

Income (loss) before income taxes                              $364         ($1,120)           $(555)   $(3,787)        $(5,098)
                                                             ======         =======          =======   ========        ========

Depreciation and amortization included above                    $45              $3             $226         $7            $281
                                                             ======         =======          =======   ========        ========

Share-based compensation included in above:
-------------------------------------------
   Cost of products                                             $30              --               --         --             $30
   Research and development                                      35             $36               --         --              71
   Selling, general and administrative and legal                 22              --             $139       $187             348
                                                             ------         -------          -------   --------        --------

   Total                                                        $87             $36             $139       $187            $449
                                                             ======         =======          =======   ========        ========

Capital expenditures                                            $18         $    --             $135   $     --            $153
                                                             ======         =======          =======   ========        ========

SIX MONTHS ENDED JANUARY 31, 2007

Revenues:                                             Life Sciences    Therapeutics    Clinical Labs      Other    Consolidated
--------                                              -------------    ------------    -------------      -----    ------------
Product revenues                                             $1,816              --               --         --          $1,816
Royalty income                                                2,207              --                                       2,207
Clinical laboratory services                                     --              --          $17,014         --          17,014
                                                            -------        --------          -------   --------        --------
                                                              4,023              --           17,014         --          21,037

Cost and expenses and other (income):
-------------------------------------
Cost of products                                                925              --               --         --             925
Cost of clinical laboratory services                             --              --            7,563         --           7,563
Research and development                                      1,732          $2,588               --         --           4,320
Provision for uncollectible accounts                             --              --            2,094         --           2,094
Selling, general and administrative and legal                 1,008              --            7,083     $8,800          16,891
Interest income                                                  --              --               --     (2,079)         (2,079)
Other income                                                 (2,699)             --               --         --          (2,699)
                                                            -------        --------          -------   --------        --------

Income (loss) before income taxes                            $3,057         ($2,588)            $274    $(6,721)        $(5,978)
                                                            =======        ========          =======   ========        ========

Depreciation and amortization included above                    $92              $7             $411        $18            $528
                                                            =======        ========          =======   ========        ========

Share-based compensation included in above:
-------------------------------------------
   Cost of products                                              $6              --               --         --              $6
   Research and development                                      36             $62               --         --              98
   Selling, general and administrative and legal                 15              --             $238       $513             766
                                                            -------        --------          -------   --------        --------

   Total                                                        $57             $62             $238       $513            $870
                                                            =======        ========          =======   ========        ========

Capital expenditures                                            $61              $7             $242   $     --            $310
                                                            =======        ========          =======   ========        ========

SIX MONTHS ENDED JANUARY 31, 2006

Revenues:                                             Life Sciences    Therapeutics    Clinical Labs      Other    Consolidated
--------                                              -------------    ------------    -------------      -----    ------------
Product revenues                                             $2,721              --               --         --          $2,721
Royalty income                                                1,534              --               --         --           1,534
Clinical laboratory services                                     --              --          $16,026         --          16,026
                                                             ------        --------         --------   --------        --------
                                                              4,255              --           16,026         --          20,281

Cost and expenses and other (income):
-------------------------------------
Cost of products                                                926              --               --         --             926
Cost of clinical laboratory services                             --              --            6,912         --           6,912
Research and development                                      1,780          $1,681               --         --           3,461
Provision for uncollectible accounts                             --              --            2,354         --           2,354
Selling, general and administrative and legal                 1,093              --            7,252     $7,930          16,275
Interest income                                                  --              --               --     (1,387)         (1,387)
                                                             ------        --------         --------   --------        --------

Income (loss) before income taxes                              $456         ($1,681)           $(492)   $(6,543)        $(8,260)
                                                             ======        ========         ========   ========        ========

Depreciation and amortization included above                    $91              $6             $448        $18            $563
                                                             ======        ========         ========   ========        ========

Share-based compensation included in above:
-------------------------------------------
   Cost of products                                             $38              --               --         --             $38
   Research and development                                      70             $72               --         --             142
   Selling, general and administrative and legal                 40              --             $292       $357             689
                                                             ------        --------         --------   --------        --------
   Total                                                       $148             $72             $292       $357            $869
                                                             ======        ========         ========   ========        ========

Capital expenditures                                            $12            $ --             $615       $321            $948
                                                             ======        ========         ========   ========        ========


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

The Company is a life sciences and biotechnology company focused on harnessing genetic processes to develop research tools and therapeutics and the provision of diagnostic services to the medical community. Since its founding in 1976, the Company's strategic focus has been on the development, for commercial purposes, of enabling technologies in the life sciences field. The Company's pioneering work in genomic analysis coupled with its extensive patent estate and enabling platforms have strategically positioned the Company to play a crucially important role in the rapidly growing life sciences and molecular medicine marketplaces.

The Company is comprised of three interconnected operating companies that have evolved out of the Company's core competence: the use of nucleic acids as informational molecules and the use of compounds for immune response modulation. These wholly owned operating Companies conduct their operations through three segments (see Note 11 in the notes to consolidated financial statements).

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

For the three months ended January 31, 2007 and 2006, approximately 7% and 14% of the Company's operating revenues were derived from product sales and approximately 8% and 7% were derived from royalty income, respectively, and approximately 85% and 79% were derived from clinical laboratory services, respectively. For the six months ended January 31, 2007 and 2006, approximately 9% and 13% of the Company's operating revenues were derived from product sales and approximately 10% and 8% were derived from royalty income, respectively, and approximately 81% and 79% were derived from clinical laboratory services, respectively.

Comparative Operating Data
--------------------------

(in 000's)                               Three months ended
                                             January 31,       Increase     %
Revenues:                                 2007        2006    (Decrease)  Change
---------                               --------    --------   --------   ------
Product revenues                            $725      $1,434     $(709)    (49)
Royalty income                               909         675       234      35
Clinical laboratory services               8,960       8,007       953      12
                                        --------    --------     -----
Total revenues                            10,594      10,116       478       5

Costs and expenses and other (income):
--------------------------------------
Cost of products                             370         385       (15)     (4)
Cost of laboratory services                4,067       3,431       636      19
Research & development                     2,459       1,911       548      29
Selling, general and administrative        7,210       7,326      (116)     (2)
Provision for uncollectible A/R            1,180       1,209       (29)     (2)
Legal expenses                             1,952       1,632       320      20
Interest income                           (1,168)       (680)     (488)     72
Other income                                (699)         --      (699)     --
                                        --------    --------     -----
Total costs and expenses - net            15,371      15,214       157       1
                                        --------    --------     -----

Loss before income taxes                 ($4,777)    ($5,098)     $321       6%
                                         =======     =======      ====


                              RESULTS OF OPERATIONS
       THREE MONTHS ENDED JANUARY 31, 2007 AS COMPARED TO JANUARY 31, 2006

CONSOLIDATED RESULTS

Product  revenues  during the three  months  ended  January  31,  2007 were $0.7 million compared to $1.4 million in the year ago quarter, a decrease of $0.7 million or 49% due to the continuing competitiveness in the industry.

Royalty income during the three months ended January 31, 2007 was $0.9 million compared to $0.7 million in the year ago quarter, an increase of $0.2 million or 35%. Royalties are earned from net sales of Digene products subject to a license, as reported to the Company by Digene. There are no expenses relating to royalty income.

Clinical laboratory revenues during the three month period ended January 31, 2007 was $9.0 million compared to $8.0 million in the year ago quarter, an increase of $1.0 million or 12%. The Company experienced an increase in service revenues during the 2007 period due to an expansion of a provider agreement with an insurance provider, which was partially offset by an increase in the contractual adjustment expense, which reduces gross billings, to 77.6% of gross billings as compared to 74.3% in the year ago period. The increase in the contractual adjustment expense is due to continued competitive pricing throughout the industry.

The cost of products during both the three month periods ended January 31, 2007 and 2006 was comparable at $0.4 million. Gross profit was negatively affected during the 2007 period due to the decline in product revenues.

The cost of clinical laboratory services during the three month period ended January 31, 2007 was $4.1 million as compared to $3.4 million in the year ago period, an increase of $0.6 million or 19%. The increase was due to the number of tests performed and higher costs associated with certain routine and esoteric tests related to the increase in the number of patients being serviced.

Research and development expenses were approximately $2.4 million during the three months ended January 31, 2007, compared to $1.9 million in the year ago quarter, an increase of $0.5 million or 29%. The increase was primarily due to an increase in clinical trial activities of $0.3 million and an increase in payroll costs approximating $0.1 million at the Therapeutic segment.

Selling, general and administrative expenses of approximately $7.2 million during the three months ended January 31, 2007 were comparable to the year ago period amount of $7.3 million.

The provision for uncollectible accounts receivable relating to the clinical laboratory segment for the three months ended January 31, 2007 was comparable to the year ago period.

Legal expense was $1.9 million during the three months ended January 31, 2007 compared to $1.6 million in the year ago period, an increase of $0.3 million or 20%, due to an increase in ongoing patent litigation and corporate activities.

Interest income increased by $0.5 million or 72% to $1.2 million during the three months ended January 31, 2007 compared to $0.7 million during the 2006 period, due to an increase in invested cash from the sale of common stock in a registered direct offering which closed in December 2006. The net cash proceeds from the offering were $43.1 million. See Liquidity and Capital Resources. The Company earns interest by investing primarily in short term (30 to 90 days) commercial paper and money market funds with high credit ratings.

Other income was $0.7 million during the three months ended January 31, 2007 due to a payment of $0.7 million from Perkin Elmer for amounts due under a Distribution Agreement (the "Distribution Agreement") which terminated December 31, 2004, compared to $0 during the 2006 period. The Distribution Agreement is presently subject to a lawsuit for breach of contract, patent infringement, unfair competition under state law, unfair competition under federal law, tortuous interference with business relations, and fraud in the inducement of contract. Perkin Elmer advised in a letter to the Company that the payment under the Distribution Agreement was delayed because of changes to their accounting system and personnel changes and that it was always their intent to comply with the Distribution Agreement. The Company advised Perkin Elmer that the payment did not represent all amounts owed under the Distribution Agreement.

The tax provision for the three months ended January 31, 2007 was based on state and local taxes, and differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The tax benefit for the three months ended January 31, 2006 differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to limitations on the timing of the recognition of the Company's then available federal tax carryback benefit for taxes paid in prior years. The tax benefit also differs from the expected net operating loss carryforward benefit due to the inability to recognize such benefit. The carryforward benefit could not be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would have enabled the Company to realize the federal carryforward benefit.

SEGMENT RESULTS

The Life Sciences segment's income before taxes was approximately $0.6 million for the three months ended January 31, 2007 as compared to $0.4 million in the year ago quarter. Segment operating income increased primarily as a result of an increase in royalty income of $0.2 million. Revenues from product shipments declined $0.7 million due to the continuing competitiveness in the industry. The segment's income was positively impacted by a payment of $0.7 million from Perkin Elmer for amounts due under a Distribution Agreement which terminated December 31, 2004. Segment operating expenses (research and development and selling, general and administrative) in both periods were comparable.

The Therapeutics segment's loss before taxes was approximately $1.6 million for the three months ended January 31, 2007 as compared to a loss of $1.1 million for the earlier quarter. The 2007 period increase in the segment loss was primarily due to an increase in clinical trial activities of $0.4 million.

The Clinical Laboratory segment loss before taxes was $0.1 million for the period ended January 31, 2007 as compared to segment loss of $0.6 million in the year ago quarter. The 2007 period was positively impacted by an increase in service revenues of $1.0 million primarily due to the expansion of an insurance provider agreement which increased gross profit by approximately $0.3 million and a reduction in selling general and administrative costs of $0.1 million.

The Other segment's loss before income taxes for the three months ended January 31, 2007 was approximately $3.7 million and comparable to the year ago quarter. The segment loss reflects an increase in interest income of $0.5 million offset by expense increases.

                              RESULTS OF OPERATIONS
        SIX MONTHS ENDED JANUARY 31, 2007 AS COMPARED TO JANUARY 31, 2006

Comparative Operating Data
--------------------------

(in 000's)                                Six months ended
                                             January 31,       Increase     %
Revenues:                                 2007        2006    (Decrease)  Change
---------                               --------    --------   --------   ------
Product revenues                          $1,816      $2,721      $(905)    (33)
Royalty income                             2,207       1,534        673      44
Clinical laboratory services              17,014      16,026        988       6
                                        --------    --------    -------
Total revenues                            21,037      20,281        756       4

Costs and expenses and other (income):
--------------------------------------
Cost of products                             925         926         (1)     --
Cost of laboratory services                7,563       6,912        651       9
Research & development                     4,320       3,461        859      25
Selling, general and administrative       12,781      12,781         --      --
Provision for uncollectible A/R            2,094       2,354       (260)    (11)
Legal expenses                             4,110       3,494        616      18
Interest income                           (2,079)     (1,387)      (692)     50
Other income                              (2,699)         --     (2,699)
                                        --------    --------    -------
Total costs and expenses - net            27,015      28,541     (1,526)     (5)
                                        --------    --------    -------

Loss before income taxes                 ($5,978)    ($8,260)    $2,282      28%
                                        ========    ========    =======

CONSOLIDATED RESULTS

Product revenues during the six months ended January 31, 2007 was $1.8 million compared to $2.7 million in the year ago quarter, a decrease of $0.9 million or 33%, due to the continuing competitiveness in the industry.

Royalty income during the six months ended January 31, 2007 was $2.2 million compared to $1.5 million in the year ago quarter, an increase of $0.7 million or 44%. Royalties are earned from net sales of Digene products subject to a license, as reported to the Company by Digene. There are no expenses relating to royalty income.

Clinical laboratory revenues during the six month period ended January 31, 2007 were $17.0 million compared to $16.0 million in the 2006 period, an increase of $1.0 million or 6%. The Company experienced an increase in service revenues during the 2007 period primarily due to an expansion of an insurance provider agreement, which was partially offset by an increase in the contractual adjustment expense, which reduces gross billings, to 77.3% of gross billings as compared to 74.7% in the prior period. The increase in the contractual adjustment expense is due to continued competitive pricing throughout the industry.

The cost of products during both the six month periods ended January 31, 2007 and 2006 was comparable at $0.9 million. Gross profit was negatively affected during the 2007 period due to the decline in product revenues.

The cost of clinical laboratory services during the six month period ended January 31, 2007 was $7.6 million as compared to $6.9 million in the prior period, an increase of $0.7 million or 9%. The increase was due to the number of tests performed and higher costs associated with certain routine and esoteric tests related to the increase in the number of patients being serviced.

Research and development expenses were approximately $4.3 million during the six months ended January 31, 2007, compared to $3.5 million in the 2006 period, an increase of $0.8 million or 25%. The increase was primarily due to an increase in clinical trial activities of $0.5 million and an increase in payroll costs approximating $0.2 million at the Therapeutic segment.

Selling, general and administrative expenses of approximately $12.8 million during the six months ended January 31, 2007 are comparable to the 2006 period.

The provision for uncollectible accounts receivable relating to the clinical laboratory segment for the six months ended January 31, 2007 was $2.1 million, compared to $2.4 million during the year ago period, a decrease of $0.3 million or 11%. The provision declined due to improved billing and collection procedures.

Legal expense was $4.1 million during the six months ended January 31, 2007 compared to $3.5 million in the year ago period, an increase of $0.6 million or 18%, due to an increase in ongoing patent litigation and corporate activities.

Other income was $2.7 million during the six months ended January 31, 2007 versus $0 in the year ago period. During the 2007 period, the Company as plaintiff and Sigma Aldrich ("Sigma") entered into a Settlement Agreement and Release effective September 15, 2006 (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company's litigation with Sigma was dismissed and the Company recognized a $2 million gain on patent litigation settlement during the six months ended January 31, 2007. In addition, during the 2007 period, the Company received a payment of $0.7 million from Perkin Elmer for amounts due under a Distribution Agreement which terminated December 31, 2004. The Distribution Agreement is presently subject to a lawsuit for breach of contract, patent infringement, unfair competition under state law, unfair competition under federal law, tortuous interference with business relations, and fraud in the inducement of contract. Perkin Elmer advised in a letter to the Company that the payment under the Distribution
Agreement was delayed because of changes to their accounting system and personnel changes and that it was always their intent to comply with the Distribution Agreement. The Company advised Perkin Elmer that the payment did not represent all amounts owed under the Distribution Agreement.

Interest income increased by $0.7 million or 50% to $2.1 million during the six months ended January 31, 2007 compared to $1.4 million during the 2006 period, due to an increase in invested cash from the sale of common stock in a registered direct offering which closed in December 2006. The net cash proceeds from the offering were $43.1 million. See Liquidity and Capital Resources. The Company earns interest by investing primarily in short term (30 to 90 days) commercial paper and money market funds with high credit ratings.

The tax provision for the six months ended January 31, 2007 was based on state and local taxes, and differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The tax benefit for the six months ended January 31, 2006 differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to limitations on the timing of the recognition of the Company's then available federal tax carryback benefit for taxes paid in prior years. The tax benefit also differed from the expected net operating loss carryforward benefit due to the inability to recognize such benefit. The carryforward benefit could not be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would have enabled the Company to realize the federal carryforward benefit. Also due to these uncertainties, the Company recorded during the first quarter of the 2006 period a valuation allowance equal to its net deferred tax assets, including the federal net operating loss carryforward benefit generated during the first quarter of the 2006 period. The Company recorded the valuation allowance as it concluded that it was not more likely than not that its net deferred tax assets would be realized in the foreseeable future based on positive and negative evidence available at the time.

SEGMENT RESULTS

The Life Sciences segment's income before taxes was approximately $3.1 million for the six months ended January 31, 2007 as compared to $0.5 million in the 2006 period. The increase is primarily the result of the Company's $2.0 million patent litigation settlement with Sigma Aldrich and a payment of $0.7 million from Perkin Elmer for amounts due under a Distribution Agreement which terminated December 31, 2004. Revenues from product shipments declined $0.9 million due to the continuing competitiveness in the industry, partially offset by an increase in royalty income of $0.7 million. Segment operating expenses (research and development and selling, general and administrative) in both periods were comparable.

The Therapeutics segment's loss before income taxes was approximately $2.6 million for the six months ended January 31, 2007 as compared to a loss of $1.7 million for the 2006 period. The increase was primarily due to an increase in clinical trial activities of $0.5 million, an increase in payroll costs approximating $0.2 million, and an increase in patent related costs of $0.1 million.

The Clinical Laboratory segment's income before taxes was $0.3 million for the six months ended January 31, 2007 as compared to a loss of $0.5 million in the 2006 period. The 2007 period was positively impacted by an increase in service revenues due to the expansion of an insurance provider agreement, which increased gross profit by approximately $0.3 million, a reduction of $0.3 million in the provision for uncollectible accounts due to continued improved billing and collection procedures, and a reduction in selling general and administrative costs of $0.2 million.

The Other segment's loss before taxes for the six months ended January 31, 2007 was approximately $6.7 million as compared to a loss of $6.5 million in the 2006 period. The increase in the loss before taxes was primarily due to an increase in legal fees of $0.6 million due to an increase in ongoing patent litigation and corporate activities and an increase in compensation costs of approximately $0.2 million, partially offset by an increase in interest income of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

On December 14, 2006, the Company entered into a Placement Agent Agreement with Lazard Capital Markets LLC, as exclusive placement agent, relating to a "registered direct" offering ("Offering") of shares of the Company's common stock. On December 15, 2006, the Company entered into a definitive Subscription Agreement with various institutional investors relating to the sale of an aggregate of 3,285,715 shares of common stock for a purchase price of $14.00 per share. Net proceeds from the Offering aggregating $43.1 million, net of placement fees and financing costs of $2.9 million, were credited to common stock and additional paid-in capital. On December 15, 2006, the Company filed a prospectus supplement with the SEC relating to the Offering under a shelf Registration Statement on Form S-3 which was effective December 8, 2006 and supplement thereto.

At January 31, 2007, our cash and cash equivalents were $110.9 million, an increase of $41.1 million from cash and cash equivalents at July 31, 2006. The increase in cash during the six months ended January 31, 2007 was primarily due to the Offering proceeds, a $2.0 million settlement gain on patent litigation and cash flow impacts discussed below. The Company had working capital of $118.3 million at January 31, 2007 compared to $80.2 million at July 31, 2006. The increase in working capital was primarily the result of the Offering, offset by an increase in current liabilities of approximately $2.0 million.

Net cash used in operating activities for the six months ended January 31, 2007 was approximately $1.7 million as compared to net cash used in operating activities of $6.4 million in the 2006 period. The decline in net cash used in operating activities in the 2007 period over the 2006 period of $4.7 million was primarily due to a decrease in net loss of $1.6 million, partially attributable to the other income of $2.7 million in the 2007 period, and by the net changes of approximately $3.1 million in operating assets and liabilities, primarily due to the increase in accrued liabilities and the decrease in recoverable income taxes during the 2007 period.

Net cash used in investing activities for the six months ended January 31, 2007 was approximately $0.4 million as compared to net cash provided by investing activities of $5.7 million in the year ago period, primarily due to a decline in the sales of marketable securities of approximately $6.7 million. During the six months ended January 31, 2006, all investments in marketable securities were sold and the proceeds reinvested in cash equivalents.

Net cash provided by financing activities for the six months ended January 31, 2007 was $43.2 million as compared to $0.1 million in the year ago period. The increase was due to the proceeds from the Offering of $43.1 million previously discussed.

Subsequent to January 31, 2007, the Company completed another "registered direct" offering ("Subsequent Offering") for an aggregate of 1,000,000 shares of common stock for a purchase price of $15.00 per share. Net proceeds from the Subsequent Offering aggregating $14.2 million, net of placement fees and financing costs of $800,000, were received on February 7, 2007.

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

CRITICAL ACCOUNTING POLICIES

General
-------

The Company's discussion and analysis of its financial condition and results of operations are based upon Enzo Biochem, Inc.'s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses; these estimates and judgments also affect related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to contractual adjustments, allowance for uncollectible accounts, inventory, intangible assets and income taxes. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

PRODUCT REVENUES
----------------

Revenues from product sales are recognized when the products are shipped, the sales price is fixed or determinable and collectibility is reasonably assured.

ROYALTIES
---------

Royalty revenues are recorded in the period earned and no royalty related costs exist. Royalties received in advance of being earned are recorded as deferred revenues.

REVENUES - CLINICAL LABORATORY SERVICES
---------------------------------------

Revenues from the clinical laboratory are recognized upon completion of the testing process for a specific patient and reported to the ordering physician. These revenues and the associated accounts receivable are based on gross amounts billed or billable for services rendered, net of a contractual adjustment, which is the difference between amounts billed to payers and the expected approved reimbursable settlements from such payers. The following are tables of the clinical laboratory segment's net revenues and percentages by revenue category for the three and six months ended January 31, 2007 and 2006:

Net revenues                      Three months ended        Three months ended
                                   January 31, 2007          January 31, 2006
                                 --------------------      ---------------------
Revenue category                 (In 000's)    (in %)      (In 000's)     (in %)
----------------                 ----------    ------      ----------     ------
Medicare                           $2,008         22         $1,968         24
Third party carriers                5,583         62          3,852         48
Patient self-pay                      756          9          1,727         22
HMO's                                 613          7            460          6
                                   ------        ---         ------        ---
Total                              $8,960        100%        $8,007        100%
                                   ======        ===         ======        ===

Net revenues                       Six months ended          Six months ended
                                   January 31, 2007          January 31, 2006
                                 --------------------      ---------------------
Revenue category                 (In 000's)    (in %)      (In 000's)     (in %)
----------------                 ----------    ------      ----------     ------
Medicare                            $3,962         23         $3,803         24
Third party carriers                10,595         63          8,565         53
Patient self-pay                     1,388          8          2,730         17
HMO's                                1,069          6            928          6
                                    ------        ---         ------        ---
Total                               $17,014       100%        $16,026       100%
                                    ======        ===         ======        ===

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Revenue, net of contractual adjustments, from gross billings under the Federal Medicare program during the three and six months ended January 31, 2007 and 2006 were approximately 22% and 24%, and 23% and 24%, respectively, of the clinical lab segment's revenue. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

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

During the three and six months ended January 31, 2007 and 2006, the contractual adjustment percentages, determined using average historical reimbursement statistics, were 77.6% and 74.3% and 77.3% and 74.7%, respectively, of gross billings. The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could have resulted in a change in clinical laboratory services revenues of approximately $749,000 for the six months ended January 31, 2007, and could have resulted in a change in the net accounts receivable of approximately $245,000 as of January 31, 2007.

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment, and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients' ability to pay. During the three and six months ended January 31, 2007 and 2006, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable (for all payers) over 210 days, as it assumed those accounts are uncollectible. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

The following is a table of the Company's net accounts receivable by segment. The clinical laboratory segment's net receivables are detailed by billing category and as a percent to its total net receivables. At January 31, 2007 and July 31, 2006, approximately 88% of the Company's net accounts receivable relates to its clinical laboratory business, which operates in the New York and New Jersey Metropolitan area.

Net accounts receivable                 As of                      As of
                                   January 31, 2007            July 31, 2006
                                 --------------------      ---------------------
Billing category                 (In 000's)    (in %)      (In 000's)     (in %)
----------------                 ----------    ------      ----------     ------
Clinical laboratory
  Medicare                          $1,573         17         $1,367         15
  Third party carriers               4,883         54          4,025         44
  Patient self-pay                   2,008         22          3,294         36
  HMO's                                586          6            475          5
                                   -------        ---        -------        ---
Total Clinical laboratory            9,050        100%         9,161        100%
                                                              ======        ===
Total Life Sciences                  1,199                     1,286
                                   -------                   -------
Total accounts receivable          $10,249                   $10,447
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

INVENTORY
---------

The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At January 31, 2007 and July 31, 2006, respectively, the reserve for excess and obsolete inventory was $57,000 and $238,000.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of this Statement will have on its financial statements at this time.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items as fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years that begin after November 15, 2007. The Company has not evaluated the effect that the adoption of this Statement will have on its financial statements at this time.

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

     (b) Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal controls over financial reporting during the Company's most recently completed interim fiscal period that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors
         ------------

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

Item 4.  Submission of matters to a vote of security holders
         ---------------------------------------------------

(a) The Annual Meeting of Shareholders was held on January 23, 2007.

(b) The following matters were voted upon and the results were as follows:

(1) Shahram Rabbani and Irwin C. Gerson were nominated by management and elected by the shareholders to serve as Class I Directors until the 2010 Annual Meeting of Shareholders or until their respective successors are elected and shall qualify.

The shareholders voted 27,356,311 and 26,892,987 shares in the affirmative for Shahram Rabbani and Irwin C. Gerson, respectively, and withheld 386,949 and 850,273 shares for Shahram Rabbani and Irwin C. Gerson, respectively.

(2) The shareholders voted 27,604,956 in the affirmative with respect to the ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending July 31, 2007, 68,176 shares against and 70,128 shares abstained.

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

                                                  ENZO BIOCHEM, INC.
                                                  ------------------
                                                     (Registrant)

Date: March 12, 2007                              by: /s/Barry Weiner
                                                      ---------------
                                                      Chief Financial Officer