Form 10-K/A
period 2006-07-31
ENZO BIOCHEM INC
filed 2007-03-30
CIK 316253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K/A
                                (Amendment No. 1)
(MARK ONE)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the definitive Proxy Statement delivered to shareholders in connection with the Annual Meeting of Shareholders held on January 23, 2007 are incorporated by reference into Part III of this annual report.

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the "Amendment") to the Annual Report on Form 10-K for the fiscal year ended July 31, 2006 of Enzo Biochem, Inc. (the "Company"), which was filed with the Securities and Exchange Commission on October 13, 2006 (the "Original Filing"), is to include an explanatory paragraph in the Report of Independent Registered Public Accounting Firm emphasizing the Company's adoption of Statement of Financial Accounting Standards No. 123(R), which was inadvertently excluded from Ernst & Young LLP's report in the Original Filing. Other than including such paragraph and clarification, there have been no changes made to the Original Filing. The Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amendment to speak to any later date.

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

                                      ENZO BIOCHEM, INC.


   Date: March 30, 2007               By:      /s/ Elazar Rabbani Ph.D.
                                               ------------------------
                                               Chairman of the Board


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   By: /s/  Elazar Rabbani Ph.D.                                March 30, 2007
   -----------------------------
   Elazar Rabbani
   Chairman of Board of Directors
   (Principal Executive Officer)

   By: /s/ Shahram K. Rabbani                                   March 30, 2007
   --------------------------
   Shahram K. Rabbani,
   Secretary, Treasurer and Director

   By: /s/ Barry W. Weiner                                      March 30, 2007
   -----------------------
   Barry W. Weiner,
   President, Chief Financial Officer, and Director

   By: /s/ John B. Sias                                         March 30, 2007
   --------------------
   John B. Sias, Director

   By: /s/ John J. Delucca                                      March 30, 2007
   -----------------------
   John J. Delucca, Director

   By: /s/ Irwin Gerson                                         March 30, 2007
   --------------------
   Irwin Gerson, Director

   By: /s/ Melvin F. Lazar                                      March 30, 2007
   -----------------------
   Melvin F. Lazar, Director

   By: /s/ Stephen B. H. Kent                                   March 30, 2007
   --------------------------
   Stephen B. H. Kent, Director

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

As discussed in Note 1 to the consolidated financial statements, effective August 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment."

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