Form 10-Q
period 2007-04-30
ENZO BIOCHEM INC
filed 2007-06-11
CIK 316253

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                        Commission File Number 001-09974

                               ENZO BIOCHEM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                              13-2866202
---------------------------                           -------------
(State or Other Jurisdiction                          (IRS. Employer
of Incorporation or Organization)                     Identification No.)

527 Madison Ave, New York, New York                   10022
------------------------------------                  --------
(Address of Principal Executive office)               (Zip Code)

212-583-0100
-------------------------
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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                 Yes [ ] No [X]

     As of June 1, 2007, the Registrant had approximately 36,704,000 shares of Common Stock outstanding.

                               ENZO BIOCHEM, INC.
                                    FORM 10-Q
                                 April 30, 2007

                                      INDEX


                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets
         April 30, 2007 (unaudited) and July 31, 2006                                3

         Consolidated Statements of Operations
         For the three and nine months ended April 30, 2007 and 2006 (unaudited)     4

         Consolidated Statements of Cash Flows
         For the nine months ended April 30, 2007 and 2006 (unaudited)               5

         Notes to Consolidated Financial Statements                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                               17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  30

Item 4.  Controls and Procedures                                                     30

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                           31

Item 1A.  Risk Factors                                                               31

Item 6.  Exhibits                                                                    31

Signatures                                                                           31

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS


                               ENZO BIOCHEM, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


ASSETS                                                                             April 30,          July 31,
                                                                                        2007              2006
                                                                                  (unaudited)          (Note 1)
                                                                                  -----------          --------
Current assets:
   Cash and cash equivalents                                                        $120,024           $69,854
   Accounts receivable, net of allowances                                             11,779            10,447
   Other receivables                                                                   1,500                 -
   Inventories                                                                         2,121             2,401
   Prepaid expenses                                                                      739             1,465
   Recoverable and prepaid income taxes                                                1,765             1,931
                                                                                    --------          --------
Total current assets                                                                 137,928            86,098

Property, plant, and equipment, net of accumulated
    depreciation and amortization                                                      6,181             5,848
Goodwill                                                                               7,452             7,452
Patent costs, net of accumulated amortization                                          1,198             1,257
Other                                                                                  1,699               869
                                                                                    --------          --------
Total assets                                                                        $154,458          $101,524
                                                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable - trade                                                           $1,595            $1,304
   Accrued liabilities                                                                 6,233             4,403
   Other current liabilities                                                           1,024               230
                                                                                    --------          --------
Total current liabilities                                                              8,852             5,937

Deferred revenue                                                                       1,050                 -

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, $.01 par value; authorized 25,000,000 shares; no
       shares issued or outstanding                                                        -                 -
   Common Stock, $.01 par value; authorized 75,000,000 shares; shares
       issued: 37,298,500 at April 30, 2007 and 32,844,200 at July 31, 2006              373               328
   Additional paid-in capital                                                        295,272           236,002
   Less treasury stock at cost: 596,500 shares at April 30, 2007
       and 569,700 shares at July 31, 2006                                            (8,915)           (8,499)
   Accumulated deficit                                                              (142,174)         (132,244)
                                                                                    --------          --------
Total stockholders' equity                                                           144,556            95,587
                                                                                    --------          --------
Total liabilities and stockholders' equity                                          $154,458          $101,524
                                                                                    ========          ========

                 The accompanying notes are an integral part of these consolidated financial statements

                               ENZO BIOCHEM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Three Months Ended             Nine Months Ended
                                                                    April 30,                     April 30,
                                                                2007         2006            2007           2006
                                                                ----         ----            ----           ----
Revenues:
   Product revenues                                             $883       $1,179          $2,699         $3,900
   Royalty income                                              1,547          717           3,756          2,251
   Clinical laboratory services                               11,530        7,734          28,543         23,759
                                                              ------        -----          ------         ------
                                                              13,960        9,630          34,998         29,910

Costs and expenses and other (income):
   Cost of product revenues                                      773          588           1,698          1,515
   Cost of clinical laboratory services                        5,253        3,384          12,815         10,296
   Research and development expense                            2,614        1,901           6,935          5,361
   Selling, general, and administrative expense                6,235        6,153          19,015         18,935
   Provision for uncollectible accounts receivable             1,338          517           3,433          2,870
   Legal expense                                               3,049        1,719           7,159          5,213
   Interest income                                            (1,548)        (839)         (3,627)        (2,226)
   Other income                                                   -            -           (2,699)            -
                                                              ------       ------          ------         ------
                                                              17,714       13,423          44,729         41,964
                                                              ------       ------          ------         ------

Loss before income taxes                                      (3,754)      (3,793)         (9,731)       (12,054)
(Provision) benefit for income taxes                             (79)         357            (199)           896
                                                              ------       ------          ------         ------
Net loss                                                     ($3,833)     ($3,436)        ($9,930)      ($11,158)
                                                             ========      =======        ========      =========

Net loss per common share:
   Basic                                                      ($0.10)      ($0.11)         ($0.29)        ($0.35)
                                                              =======      =======         =======        =======
   Diluted                                                    ($0.10)      ($0.11)         ($0.29)        ($0.35)
                                                              =======      =======         =======        =======

Weighted average common shares outstanding:
   Basic                                                      36,630        32,245          34,465         32,201
                                                              ======        ======          ======         ======
   Diluted                                                    36,630        32,245          34,465         32,201
                                                              ======        ======          ======         ======

                 The accompanying notes are an integral part of these consolidated financial statements

                                ENZO BIOCHEM, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (IN THOUSANDS)


                                                                                       Nine Months Ended
                                                                                           April 30,
                                                                                      2007           2006
                                                                                  ------------------------
OPERATING ACTIVITIES
Net loss                                                                           ($9,930)      ($11,158)

Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization of property, plant and equipment                  736            791
       Amortization of patent costs                                                     59             56
       Provision for uncollectible accounts receivable                               3,433          2,870
       Write-off and/or reserve for obsolete inventory                                 365            280
       Deferred taxes                                                                    -            640
       Share based compensation charges                                              1,182          1,353
       Issuance of stock for 401(k) employer match                                     419            400
       Loss on marketable securities                                                     -            153
       Other                                                                             8             25

Changes in operating assets and liabilities:
        Accounts receivable                                                         (4,765)          (627)
        Other receivables                                                           (1,500)             -
        Inventories                                                                    (85)          (184)
        Prepaid expenses                                                               726          1,077
        Recoverable and prepaid income taxes                                           166         (1,566)
        Accounts payable - trade                                                       291           (633)
        Accrued liabilities                                                          1,098            176
        Other current liabilities                                                      794           (509)
        Long term deferred revenue                                                   1,050              -
                                                                                    ------              -
 Adjustments                                                                         3,977          4,302
                                                                                  --------        -------

           Net cash used in operating activities                                    (5,953)        (6,856)
                                                                                  --------        -------

INVESTING ACTIVITIES
    Capital expenditures                                                            (1,069)        (1,249)
    Sales of marketable securities                                                       -          6,764
    Purchases of marketable securities                                                   -            (69)
    Increase in cash surrender values                                                  (88)           (14)
    Increase in security deposits                                                      (10)            (8)
                                                                                       ----           ---
           Net cash (used in) provided by investing activities                      (1,167)         5,424
                                                                                  --------        -------

FINANCING ACTIVITIES
    Net proceeds from issuance of common stock                                      56,997              -
    Proceeds from the exercise of stock options                                        293            363
                                                                                       ---            ---
           Net cash provided by financing activities                                57,290            363
                                                                                  --------        -------

Net increase (decrease) in cash and cash equivalents                                50,170         (1,069)
Cash and cash equivalents at the beginning of period                                69,854         76,981
                                                                                  --------        -------
Cash and cash equivalents at the end of period                                    $120,024        $75,912
                                                                                  ========        =======

                 The accompanying notes are an integral part of these consolidated financial statements

                               ENZO BIOCHEM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              As of April 30, 2007
                 and for the three and nine month periods ended
                             April 30, 2007 and 2006
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly owned subsidiaries, Enzo Clinical Labs, Enzo Life Sciences, Enzo Therapeutics and Enzo Realty LLC (the "Company" or "Companies"). The consolidated balance sheet as of April 30, 2007 and the consolidated statements of operations and statements of cash flows for the three and nine month periods ended April 30, 2007 and 2006 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2006 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2006 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending July 31, 2007.

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

Reclassifications

Certain balances in the prior period have been reclassified to conform to the presentation in the current period.

NOTE 2 - NET LOSS PER SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the three and nine months ended April 30, 2007 and 2006. Diluted net loss per common shares is computed using the weighted average number of shares outstanding during the three and nine months ended April 30, 2007 and 2006, and excludes the effect of dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards) as their inclusion would be antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of "in the money" stock options, net of shares repurchased with the option exercise proceeds, and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

                                                     Three months ended       Nine months ended
                                                          April 30,                April 30,
(In thousands)
                                                       2007       2006         2007       2006
                                                       ----       ----         ----       ----
Potential net shares, issued from exercise of           733        408          621        451
"in the money" employee and director stock              ===        ===          ===        ===
options and restricted stock awards, excluded
from diluted net loss per share calculation


The following table summarizes the number of "out of the money" options excluded from the computation of diluted net loss per share because the effect of their potential exercise is anti-dilutive.

                                                     Three months ended       Nine months ended
(In thousands)                                            April 30,                April 30,
                                                       2007       2006         2007       2006
                                                       ----       ----         ----       ----
"Out of the money" stock options                        905      1,109          905      1,109
                                                        ===      =====          ===      =====

NOTE 3 - SHARE-BASED COMPENSATION

The Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations effective August 1, 2005. Compensation costs recognized in the three and nine month periods ended April 30, 2007 and 2006 include compensation costs for all share-based payments granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation costs for all share-based payments granted subsequent to August 1, 2005, based on the grant fair value estimated in accordance with the provisions of SFAS 123(R).

The following table sets forth the amount of share-based compensation expense upon vesting and per share data related to share-based payment arrangements included in the accompanying statements of operations:

                                                       Three months ended         Nine months ended
In thousands, except per share data                         April 30,                 April 30,
-----------------------------------                      2007        2006           2007        2006
                                                       ------       -----         ------      ------
Stock options                                             $91        $427           $767      $1,267
Restricted stock awards                                   221          57            415          86
                                                       ------       -----         ------      ------
Total                                                    $312        $484         $1,182      $1,353
                                                       ======       =====         ======      ======

Impact on basic and diluted net loss per
common share                                            $0.01       $0.01          $0.03       $0.04
                                                       ======       =====         ======      ======

As included in the statements of operations
-------------------------------------------
Cost of product revenues                                   $4        $ --            $10         $18
Research and development                                   50          38            148         200
Selling, general and administrative                       258         446          1,024       1,135
                                                       ------      ------         ------      ------
                                                         $312        $484         $1,182      $1,353
                                                       ======      ======         ======      ======

No excess tax benefits were recognized during the three and nine month periods ended April 30, 2007 and 2006.

STOCK OPTION PLANS

A summary of the activity relating to the Company's stock option plans for the nine month period ended April 30, 2007 is as follows:

                                                                  Weighted Average            Aggregate
                                                     Options        Exercise Price      Intrinsic Value
                                                     -------        --------------      ---------------
Outstanding at August 1, 2006                      2,877,727                $13.20           $3,700,000
                                                                                             ==========
Granted                                                    -                     -
Exercised                                            (71,696)                $9.88
Cancelled                                            (75,447)               $13.12
                                                    --------
Outstanding at end of period                       2,730,584                $13.29          $11,590,000
                                                   =========                                ===========
Exercisable at end of period                       2,552,637                $13.34          $10,850,000
                                                   =========                                ===========
Available for grant at April 30, 2007                607,300
                                                     =======

The Company did not grant stock options during the nine months ended April 30, 2007. As of April 30, 2007, there was approximately $495,000 of total unrecognized compensation cost related to nonvested stock option-based compensation, which will be recognized over a weighted average life of approximately one year.

During the nine months ended April 30, 2007 and 2006, the Company received cash proceeds of approximately $293,000 and $363,000, respectively, from the exercise of 28,584 and 34,191 stock options, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended April 30, 2007 and 2006, including the non-cash transactions (Note 4) was approximately $0.4 million and $0.6 million, respectively.

During the year ended July 31, 2006, the Company granted 100,000 options to a consultant with an exercise price of $24.84, which vested over nine months and have a two year term. The fair value of these options on September 6, 2006 (the vesting date) was $89,000. The fair value of the options, which was accounted for as a variable instrument, was fair valued and recognized as expense over the nine month vesting term. The assumptions used to fair value this option grant were as follows: risk free interest rate of 4.97%, expected term of 2 years, expected volatility of 49%, and no dividend yield. In connection with the options issued to this consultant, the Company recognized an expense of approximately $8,000 in selling, general and administrative expense in the accompanying statement of operations for the nine months ended April 30, 2007.

RESTRICTED STOCK AWARDS

During the nine months ended April 30, 2007, the compensation committee of the Company's board of directors approved grants of restricted stock-based compensation awards (the "Awards") of 72,400 shares to certain independent directors, executive officers and employees. During the nine months ended April 30, 2006, the compensation committee of the Company's board of directors approved Awards of 67,950 shares, inclusive of cancellations of 7,500 shares.

A summary of the activity pursuant to the Company's Awards for the nine months ended April 30, 2007 is as follows:
                                                           Weighted Average
                                       Awards                   Award Price
                                       ------                   -----------
Nonvested at August 1, 2006            77,450                        $12.21
Granted                                72,400                        $14.85
Vested                                (18,663)                       $13.39
Cancelled                              (6,800)                       $13.41
                                      -------
Nonvested at end of period            124,387                        $13.30
                                      =======

The fair value of nonvested shares is determined based on the closing stock price on the grant date. As of April 30, 2007, there was approximately $1.3 million of total unrecognized compensation cost related to nonvested restricted stock-based compensation to be recognized over a weighted average period of two years.

NOTE 4 - SUPPLEMENTAL DISCLOSURE FOR STATEMENT OF CASH FLOWS

Supplemental information with respect to the Company's consolidated statements of cash flows is as follows:

                                        Nine months ended April 30,
(In thousands)                                 2007  2006
                                               ----  ----
Taxes paid - net                                $26    $2
                                                ===  ====

During the nine months ended April 30, 2007, certain officers of the Company exercised 43,112 stock options in a non-cash transaction. The officers surrendered 26,697 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $0.4 million, the market value of the surrendered shares, as treasury stock.

During the nine months ended April 30, 2006, certain officers of the Company exercised 221,116 stock options in a non-cash transaction. The officers surrendered 180,411 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $2.4 million, the market value of the surrendered shares, as treasury stock.

NOTE 5 - INVENTORIES

Inventories, net of reserves for excess and obsolete inventory of $360,000 and $238,000, respectively, consist of the following, as of:

  (In thousands)                      April 30, 2007      July 31, 2006
  --------------                      --------------      -------------
  Raw materials                                  $15                $38
  Work in process                              1,102              1,518
  Finished products                            1,004                845
                                              ------             ------
                                              $2,121             $2,401
                                              ======             ======

NOTE 6 - ACCRUED LIABILITIES AND OTHER CURRENT LIABILITIES

Accrued liabilities consist of:

In 000'S                              April 30, 2007      July 31, 2006
--------                              --------------      -------------
Legal                                         $2,905             $1,974
Payroll, benefits, and commissions             1,227                868
Research and development                         469                408
Professional fees                                907                369
Outside reference lab testing                     50                122
Other                                            675                662
                                              ------             ------
                                              $6,233             $4,403
                                              ======             ======

Other current liabilities consist of:

In 000'S                              April 30, 2007      JULY 31, 2006
--------                              --------------      -------------
Installment payable                          $     -               $150
Deferred revenue                                 770                 80
Other                                            254                  -
                                              ------               ----
                                              $1,024               $230
                                              ======               ====

NOTE 7 - INCOME TAXES

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The tax provisions for the three and nine months ended April 30, 2007 were based on state and local taxes, and differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

The tax benefit for the three months ended April 30, 2006 differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to limitations on the timing of the recognition of the Company's then available federal tax carryback benefit for taxes paid in prior years. The tax benefit also differs from the expected net operating loss carryforward benefit due to the inability to recognize such benefit. The carryforward benefit could not be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

The tax benefit for the nine months ended April 30, 2006 differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to limitations on the timing of the recognition of the Company's then available federal tax carryback benefit for taxes paid in prior years. The tax benefit also differs from the expected net operating loss carryforward benefit due to the inability to recognize such benefit. The carryforward benefit could not be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

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

NOTE 8 - ROYALTY INCOME

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the "Agreement"). Subsequent to the settlement, the Agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent in April 2018. Royalty income arising from the Agreement is included in the Life Sciences segment (see Note 12).

NOTE 9 - OTHER INCOME

GAIN ON PATENT LITIGATION SETTLEMENT

The Company as plaintiff and Sigma Aldrich ("Sigma") entered into a Settlement Agreement and Release effective September 15, 2006 (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company's litigation with Sigma was dismissed and the Company recognized a $2 million gain on patent litigation settlement included in "Other income" in the accompanying consolidated statement of operations for the nine months ended April 30, 2007.

PAYMENT FROM FORMER DISTRIBUTOR

During the quarter ended January 31, 2007, the Company received a payment of approximately $699,000 from Perkin Elmer Inc. ("Perkin Elmer") for amounts due under a Distribution Agreement (the "Distribution Agreement") which terminated December 31, 2004. The Distribution Agreement is presently subject to a lawsuit for breach of contract, patent infringement, unfair competition under state law, unfair competition under federal law, tortuous interference with business relations, and fraud in the inducement of contract. Perkin Elmer advised in a letter to the Company that the payment was owed under the Distribution Agreement and was delayed because of changes to their accounting system and personnel changes and that it was always their intent to comply with the Distribution Agreement. The Company advised Perkin Elmer that the payment did not represent all amounts owed under the Distribution Agreement. Accordingly, the payment has been included in "Other income" in the accompanying consolidated statements of operations for the nine months ended April 30, 2007.

NOTE 10 - LICENSING AND SUPPLY AGREEMENT:

On April 26, 2007 (the "Effective Date") Enzo Life Sciences, Inc. ("Life Sciences") and Abbott Molecular Inc. ("Abbott") entered into an agreement covering the supply of certain of Life Science's products to Abbott for use in their product line. The supply arrangement has a term of 5 years. The parties have also entered into a limited non-exclusive royalty bearing cross-licensing agreement ("Licensing Agreement") for various patents. The Licensing Agreement requires each party to pay royalties, as defined through the lives of the related covered patents. In connection with a component of the License Agreement, Abbott will pay a one-time fee of $1.5 million, relating to a fully paid-up license and sublicense, as defined. The one-time fee will be deferred and recognized as revenue over the expected patents' lives. At April 30, 2007, the Company's consolidated balance sheet includes a receivable for the aforementioned $1.5 million and corresponding deferred revenue. No recognition of the aforementioned deferred revenue occurred through April 30, 2007. During the quarter ended April 30, 2007, Life Sciences recorded $575,000 in royalties under the component of the Licensing Agreement that provided for royalty payments effective from September 1, 2006.

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered,
(iii) the price is fixed and determinable, and (iv) collectibility is reasonably assured. The Company evaluates revenue from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). To recognize revenue for a delivered item in a multiple element arrangement, EITF 00-21 requires that the delivered items have value to the customer on a stand-alone basis, there is objective and reliable evidence of fair value of the undelivered items, and delivery of any undelivered items is probable and within our control.

NOTE 11 - STOCKHOLDERS' EQUITY

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

On December 14, 2006, the Company entered into a Placement Agent Agreement with Lazard Capital Markets LLC, as exclusive placement agent, relating to a "registered direct" offering ("Offering") of shares of the Company's common stock. On December 15, 2006, the Company entered into a definitive Subscription Agreement with various institutional investors relating to the sale of an aggregate of 3,285,715 shares of common stock for a purchase price of $14.00 per share. Net proceeds from the Offering aggregating $42.9 million, net of placement fees and financing costs of $3.1 million, were credited to common stock and additional paid-in capital. On December 15, 2006, the Company filed a prospectus supplement with the SEC relating to the Offering under the Registration Statement and supplement thereto.

On February 2, 2007, the Company entered into a Placement Agent Agreement with Lazard Capital Markets LLC, as exclusive placement agent, relating to a "registered direct" offering ("Subsequent Offering") of shares of the Company's common stock. On February 2, 2007, the Company entered into a definitive Subscription Agreement with an investor relating to the sale of an aggregate of 1,000,000 shares of common stock for a purchase price of $15.00 per share. Net proceeds from the Subsequent Offering aggregated $14.1 million, net of placement fees and financing costs of $0.9 million were credited to common stock and additional paid in capital. On February 5, 2007, the Company filed a prospectus supplement with the SEC relating to the Subsequent Offering under the Registration Statement and supplement thereto.

NOTE 12 - SEGMENT REPORTING

The Company has three reportable segments: Life Sciences, Therapeutics, and Clinical Labs. The Company's Life Sciences segment develops, manufactures, and markets products to research and pharmaceutical customers. The Company's Therapeutic segment conducts research and development activities for therapeutic drug candidates. The Clinical Labs segment provides diagnostic services to the medical community. Prior to the fourth quarter ended July 31, 2006, the Life Sciences and Therapeutics segments were reported together as the Research and Development segment. The April 30, 2006 segment information has been restated to reflect this change. The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as other consist of corporate general and administrative costs which are not allocable to the three reportable segments. Certain expenses were reclassified among segments in the fiscal 2006 periods for comparative purposes.

Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of critical accounting policies.

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

 THREE MONTHS ENDED APRIL 30, 2007

REVENUES:                                                  Life Sciences   Therapeutics   Clinical Labs       Other   Consolidated
                                                           -------------   ------------   -------------       -----   ------------
Product revenues                                                    $883             --              --          --           $883
Royalty income                                                     1,547             --              --          --          1,547
Clinical laboratory services                                          --             --         $11,530          --         11,530
                                                                      --             --         -------          --         ------
                                                                   2,430             --          11,530          --         13,960

COST AND EXPENSES AND OTHER (INCOME):
Cost of products                                                     773             --              --          --            773
Cost of clinical laboratory services                                  --             --           5,253          --          5,253
Research and development                                             749         $1,865              --          --          2,614
Provision for uncollectible accounts                                  --             --           1,338          --          1,338
Selling, general and administrative and legal                        471             --           3,575      $5,238          9,284
Interest income                                                       --             --              --      (1,548)        (1,548)
Other income                                                          --             --              --          --             --
                                                                      --             --              --          --             --

Income (loss) before income taxes                                   $437        ($1,865)         $1,364     ($3,690)       ($3,754)
                                                                  ======       ========          ======    ========       ========

Depreciation and amortization included above                         $43             $4            $212          $8           $267
                                                                     ===             ==            ====          ==           ====

SHARE-BASED COMPENSATION INCLUDED IN ABOVE:
      Cost of products                                                $4             --              --          --             $4
      Research and development                                        17            $33              --          --             50
      Selling, general and administrative and legal                    8             --             $65        $185            258
                                                                       -             --             ---        ----            ---
      Total                                                          $29            $33             $65        $185           $312
                                                                     ===            ===             ===        ====           ====

Capital expenditures                                                $365             $9            $385        $ -            $759
                                                                    ====             ==            ====        ====           ====

THREE MONTHS ENDED APRIL 30, 2006

REVENUES:                                                  Life Sciences   Therapeutics   Clinical Labs       Other   Consolidated
                                                           -------------   ------------   -------------       -----   ------------
Product revenues                                                  $1,179             --              --          --         $1,179
Royalty income                                                       717             --              --          --            717
Clinical laboratory services                                          --             --          $7,734          --          7,734
                                                                      --             --          ------          --          -----
                                                                   1,896             --           7,734          --          9,630

COST AND EXPENSES AND OTHER (INCOME):
Cost of products                                                     588             --              --          --            588
Cost of clinical laboratory services                                  --             --           3,384          --          3,384
Research and development                                             880         $1,021              --          --          1,901
Provision for uncollectible accounts                                  --             --             517          --            517
Selling, general and administrative and legal                        631             --           3,646      $3,595          7,872
Interest income                                                       --             --              --        (839)          (839)
                                                                      --             --              --       -----          -----

Income (loss) before income taxes                                  ($203)       ($1,021)           $187     ($2,756)       ($3,793)
                                                                  ======       ========            ====    ========       ========

Depreciation and amortization included above                         $44             $2            $231          $8           $285
                                                                     ===             ==            ====          ==           ====

SHARE-BASED COMPENSATION INCLUDED IN ABOVE:
      Cost of products                                                --             --              --          --             --
      Research and development                                        $2            $36              --          --            $38
      Selling, general and administrative and legal                   33             --            $182        $231            446
                                                                      --             --            ----        ----            ---
      Total                                                          $35            $36            $182        $231           $484
                                                                     ===            ===            ====        ====           ====

Capital expenditures                                                 $20            $ -            $204         $77           $301
                                                                     ===            ===            ====         ===           ====

NINE MONTHS ENDED APRIL 30, 2007

REVENUES:                                                  Life Sciences   Therapeutics   Clinical Labs       Other   Consolidated
                                                           -------------   ------------   -------------       -----   ------------
Product revenues                                                  $2,699             --              --          --         $2,699
Royalty income                                                     3,756             --              --          --          3,756
Clinical laboratory services                                          --             --         $28,543          --         28,543
                                                                      --             --         -------          --         ------
                                                                   6,455             --          28,543          --         34,998

COST AND EXPENSES AND OTHER (INCOME):
Cost of products                                                   1,698             --              --          --          1,698
Cost of clinical laboratory services                                  --             --          12,815          --         12,815
Research and development                                           2,481         $4,454              --          --          6,935
Provision for uncollectible accounts                                  --             --           3,433          --          3,433
Selling, general and administrative and legal                      1,479             --          10,658     $14,037         26,174
Interest income                                                       --             --              --      (3,627)        (3,627)
Other income                                                      (2,699)            --              --          --         (2,699)
                                                                 -------             --              --          --        -------

Income (loss) before income taxes                                 $3,496        ($4,454)         $1,637    ($10,410)       ($9,731)
                                                                  ======       ========          ======   =========       ========

Depreciation and amortization included above                        $135            $11            $623         $26           $795
                                                                    ====            ===            ====         ===           ====

SHARE-BASED COMPENSATION INCLUDED IN ABOVE:
      Cost of products                                               $10             --              --          --            $10
      Research and development                                        53            $95              --          --            148
      Selling, general and administrative and legal                   23             --            $303        $698          1,024
                                                                      --             --            ----        ----          -----
      Total                                                          $86            $95            $303        $698         $1,182
                                                                     ===            ===            ====        ====         ======

Capital expenditures                                                $426            $16            $627         $ -         $1,069
                                                                    ====            ===            ====         ===         ======

NINE MONTHS ENDED APRIL 30, 2006

REVENUES:                                                  Life Sciences   Therapeutics   Clinical Labs       Other   Consolidated
                                                           -------------   ------------   -------------       -----   ------------
Product revenues                                                  $3,900             --              --          --         $3,900
Royalty income                                                     2,251             --              --          --          2,251
Clinical laboratory services                                          --             --         $23,759          --         23,759
                                                                      --             --         -------          --         ------
                                                                   6,151             --          23,759          --         29,910

COST AND EXPENSES AND OTHER (INCOME):
Cost of products                                                   1,515             --              --          --          1,515
Cost of clinical laboratory services                                  --             --          10,296          --         10,296
Research and development                                           2,659         $2,702              --          --          5,361
Provision for uncollectible accounts                                  --             --           2,870          --          2,870
Selling, general and administrative and legal                      1,724             --          10,648     $11,776         24,148
Interest income                                                       --             --              --      (2,226)        (2,226)
                                                                      --             --              --     -------        -------

Income (loss) before income taxes                                   $253        ($2,702)           ($55)    ($9,550)      ($12,054)
                                                                    ====       ========           =====    ========      =========

Depreciation and amortization included above                        $135             $8            $678         $26           $847
                                                                    ====             ==            ====         ===           ====

SHARE-BASED COMPENSATION INCLUDED IN ABOVE:
      Cost of products                                               $18             --              --          --            $18
      Research and development                                        92           $108              --          --            200
      Selling, general and administrative and legal                   73             --            $474        $588          1,135
                                                                      --             --            ----        ----          -----
      Total                                                         $183           $108            $474        $588         $1,353
                                                                    ====           ====            ====        ====         ======

Capital expenditures                                                 $32            $ -            $819        $398         $1,249
                                                                     ===            ===            ====        ====         ======

NOTE 13- SUBSEQUENT EVENT

Effective May 31, 2007 (the "Effective Date"), the Company's wholly owned subsidiary, Enzo Life Sciences, Inc., completed the acquisition of the stock of Axxora Life Sciences, Inc., ("Axxora") a privately owned global manufacturer and marketer of life sciences research products, for approximately $16.3 million in cash. On the Effective Date, Axxora became a wholly owned subsidiary of Enzo Life Sciences. Axxora had revenues of approximately $16 million in 2006. Axxora has wholly-owned subsidiaries in the U.S., Switzerland, Germany and the United Kingdom, as well as distributors located in other major markets. At April 30, 2007, the Company has recorded approximately $732,000 in acquisition costs which are included in "Other assets" in the accompanying balance sheet.

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

The Company is comprised of three interconnected operating companies that have evolved out of the Company's core competence: the use of nucleic acids as informational molecules and the use of compounds for immune response modulation. These wholly owned operating Companies conduct their operations through three segments (see Note 12 in the notes to consolidated financial statements).

The Company's sources of revenue from the Life Sciences segment is from the direct sales of products consisting of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements with other companies and royalty income. The Company's other source of revenue is from the clinical laboratory service market. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients. Fees billed to patients, Medicare, and third party providers are billed on the laboratory's standard gross fee schedule, subject to any limitations on fees negotiated with the third party providers or with the ordering physicians on behalf of their patients.

The Company incurs additional costs as a result of our participation in the Medicare programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal regulations. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity and costs to our operations.

Government providers such as Medicare, as well as healthcare insurers have taken steps and may continue to take steps to control the costs, utilizations and delivery of healthcare services, including clinical laboratory services. Despite the added cost and complexity of participating in the Medicare program, we continue to participate because we believe that our other lab services business from ordering physicians may depend, in part, on continued participation in Medicare since certain ordering physicians may want a single laboratory capable of performing all of their clinical laboratory testing services, regardless of who pays for such services.

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

For the three months ended April 30, 2007 and 2006, approximately 6% and 12% of the Company's operating revenues were derived from product sales and approximately 11% and 8% were derived from royalty income, respectively, and approximately 83% and 80% were derived from clinical laboratory services, respectively. For the nine months ended April 30, 2007 and 2006, approximately 8% and 13% of the Company's operating revenues were derived from product sales and approximately 11% and 8% were derived from royalty income, respectively, and approximately 81% and 79% were derived from clinical laboratory services, respectively.

COMPARATIVE OPERATING DATA

(in 000's)                                          Three months ended
                                                          April 30,               Increase             %
REVENUES:                                            2007           2006        (Decrease)        Change
                                                     ----           ----        ----------        ------
Product revenues                                     $883         $1,179             $(296)        (25)
Royalty income                                      1,547            717               830         116
Clinical laboratory services                       11,530          7,734             3,796          49
                                                   ------          -----             -----
Total revenues                                     13,960          9,630             4,330          45

COSTS AND EXPENSES AND OTHER (INCOME):
Cost of products                                      773            588               185          31
Cost of laboratory services                         5,253          3,384             1,869          55
Research & development                              2,614          1,901               713          38
Selling, general and administrative                 6,235          6,153                82           1
Provision for uncollectible A/R                     1,338            517               821         159
Legal expenses                                      3,049          1,719             1,330          77
Interest income                                    (1,548)          (839)             (709)         85
Other income                                            -              -                 -           -
                                                      ---            ---             -----
Total costs and expenses - net                     17,714         13,423             4,291          32
                                                   ------         ------             -----

Loss before income taxes                          ($3,754)       ($3,793)              $39          (1)
                                                 ========       ========               ===

                              RESULTS OF OPERATIONS
         THREE MONTHS ENDED APRIL 30, 2007 AS COMPARED TO APRIL 30, 2006

CONSOLIDATED RESULTS

Product revenues during the three months ended April 30, 2007 were $0.9 million compared to $1.2 million in the year ago quarter, a decrease of $0.3 million or 25% due to a decline in unit shipments and the continuing competitiveness in the industry.

Royalty income during the three months ended April 30, 2007 was $1.5 million compared to $0.7 million in the year ago quarter, an increase of $0.8 million or 116%. Royalties are earned from net sales of Digene products subject to a license and royalties earned from Abbott under a License Agreement entered into in the Fiscal 2007 quarter. There are no expenses relating to royalty income.

Clinical laboratory revenues during the three month period ended April 30, 2007 was $11.5 million compared to $7.7 million in the year ago quarter, an increase of $3.8 million or 49%. The Company experienced an increase in service revenues during the 2007 period due to an expansion of an insurance provider agreement, partially offset by an increase in the contractual adjustment expense which reduced gross billings by 79.8% as compared to 75.4% in the year ago period. The increase in the contractual adjustment expense is due to continued competitive pricing throughout the industry.

The cost of products during the three month period ended April 30, 2007 was $0.8 million compared to $0.6 million in the year ago quarter, an increase of $0.2 million or 31%. Gross profit was negatively affected during the 2007 period as compared to the 2006 period by the incremental increase of $0.3 million in the write-off or reserve for excess or obsolete inventory, and the decline in product revenues.

The cost of clinical laboratory services during the three month period ended April 30, 2007 was $5.3 million as compared to $3.4 million in the year ago period, an increase of $1.9 million or 55%. Due to the increased volume of patients serviced and tests performed, the Company incurred increased reagent costs of $0.9 million, payroll related costs of $0.4 million, and outside testing costs of $0.5 million.

Research and development expenses were approximately $2.6 million during the three months ended April 30, 2007, compared to $1.9 million in the year ago quarter, an increase of $0.7 million or 38%. The increase was primarily due to an increase at the Therapeutic segment in clinical trial activities of $0.6 million and an increase in other related costs approximating $0.1 million.

Selling, general and administrative expenses were comparable in total, at approximately $6.2 million during both the three months ended April 30, 2007 and 2006. Increases in compensation costs of $0.5 million were offset by a comparable decline in professional fees and corporate governance costs.

The provision for uncollectible accounts receivable relating to the Clinical Labs segment for the three months ended April 30, 2007 was $1.3 million as compared to $0.5 million in the year ago quarter, an increase of $0.8 million or 159%, and is due to the increase in clinical laboratory revenue and the composition of patients being serviced.

Legal expense was $3.0 million during the three months ended April 30, 2007 compared to $1.7 million in the year ago period, an increase of $1.3 million or 77%, due to an increase in ongoing patent litigation.

Interest income increased by $0.7 million or 85% to $1.5 million during the three months ended April 30, 2007 compared to $0.8 million during the 2006 period, due to an increase in invested cash from the sales of common stock in registered direct offerings in December 2006 and February 2007. The net cash proceeds from the offerings were $57.0 million. See Liquidity and Capital Resources. The Company earns interest by investing primarily in short term (30 to 90 days) commercial paper and money market funds with high credit ratings.

The tax provision for the three months ended April 30, 2007 was based on state and local taxes, and differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

The tax benefit for the three months ended April 30, 2006 differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to limitations on the timing of the recognition of the Company's then available federal tax carryback benefit for taxes paid in prior years. The tax benefit also differs from the expected net operating loss carryforward benefit due to the inability to recognize such benefit. The carryforward benefit could not be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

SEGMENT RESULTS

The Life Sciences segment's income before taxes was approximately $0.4 million for the three months ended April 30, 2007 as compared to a loss of $0.2 million in the year ago quarter. Segment revenues increased $0.5 million to $2.4 million, with an increase in royalty income of approximately $0.8 offsetting a decrease in product revenues of $0.3 million, which resulted from the decline in unit shipments and the continuing competitiveness in the industry. The segment's operations were positively impacted by royalties earned from the License Agreement entered into with Abbott during the fiscal 2007 quarter. Cost of products increased approximately $0.2 million, due to the write-off or reserve for obsolete inventory, offset by lower shipments. Research and development and selling, general, and administrative declined by approximately $0.3 million compared to the year ago period.

The Therapeutics segment's loss before taxes was approximately $1.9 million for the three months ended April 30, 2007 as compared to a loss of $1.0 million in the year ago quarter. The 2007 period increase in the segment loss was primarily due to an increase in clinical trial activities of $0.6 million and other related costs of $0.1 million.

The Clinical Labs segment income before taxes was $1.4 million for the period ended April 30, 2007 as compared to segment income of $0.2 million in the year ago quarter. The 2007 period was positively impacted by an increase in service revenues of $3.8 million, primarily due to the expansion of an insurance provider agreement, which increased gross profit by approximately $1.9 million. Selling, general and administrative expenses were comparable. The provision for doubtful accounts for the three months ended April 30, 2007 increased by approximately $0.8 million over the year ago period due to the increase in revenues and the composition of patients being serviced.

The Other segment's loss before income taxes for the three months ended April 30, 2007 was approximately $3.7 million compared to $2.8 million in the year ago quarter. The increased segment loss reflects an increase in general, administrative and legal expenses of $1.4 million due to an increase in ongoing patent litigation and payroll costs, offset by decreases in corporate governance costs and professional fees. The increased expenses were partially offset by an increase in interest income of $0.7 million.

                              RESULTS OF OPERATIONS
         NINE MONTHS ENDED APRIL 30, 2007 AS COMPARED TO APRIL 30, 2006


COMPARATIVE OPERATING DATA

(in 000's)                                            Nine months ended
                                                          April 30,               Increase           %
REVENUES:                                             2007           2006       (Decrease)      Change
                                                      ----           ----       ----------      ------
Product revenues                                    $2,699         $3,900          $(1,201)        (31)
Royalty income                                       3,756          2,251            1,505          67
Clinical laboratory services                        28,543         23,759            4,784          20
                                                    ------         ------            -----
Total revenues                                      34,998         29,910            5,088          17

COSTS AND EXPENSES AND OTHER (INCOME):
Cost of products                                     1,698          1,515              183          12
Cost of laboratory services                         12,815         10,296            2,519          24
Research & development                               6,935          5,361            1,574          29
Selling, general and administrative                 19,015         18,935               80           -
Provision for uncollectible A/R                      3,433          2,870              563          20
Legal expenses                                       7,159          5,213            1,946          37
Interest income                                     (3,627)        (2,226)          (1,401)         63
Other income                                        (2,699)             -           (2,699)          -
                                                   -------         ------            -----
Total costs and expenses - net                      44,729         41,964            2,765           7
                                                    ------         ------            -----

Loss before income taxes                          ($9,731)      ($12,054)           $2,323         (19)
                                                  ========      =========           ======

CONSOLIDATED RESULTS

Product revenues during the nine months ended April 30, 2007 was $2.7 million compared to $3.9 million in the year ago quarter, a decrease of $1.2 million or 31%, due to a decline in unit shipments and the continuing competitiveness in the industry.

Royalty income during the nine months ended April 30, 2007 was $3.8 million compared to $2.3 million in the year ago quarter, an increase of $1.5 million or 67%. Royalties are earned from net sales of Digene products subject to a license and from a License Agreement with Abbott which was entered into in the fiscal 2007 third quarter. There are no expenses relating to royalty income.

Clinical laboratory revenues during the nine month period ended April 30, 2007 were $28.6 million compared to $23.8 million in the 2006 period, an increase of $4.8 million or 20%. The Company experienced an increase in service revenues during the 2007 period due to an expansion of an insurance provider agreement, partially offset by an increase in the contractual adjustment expense which reduced gross billings by 78.4% as compared to 75.0% in the prior period. The increase in the contractual adjustment expense is due to continued competitive pricing throughout the industry.

The cost of products during the nine month periods ended April 30, 2007 was $1.7 million compared to $1.5 million in the 2006 period. Gross profit was negatively affected during the 2007 period as compared to the 2006 period by the incremental increase of $0.1 million in the write-off or reserve for excess or obsolete inventory and the decline in product revenues.

The cost of clinical laboratory services during the nine month period ended April 30, 2007 was $12.8 million as compared to $10.3 million in the prior period, an increase of $2.5 million or 24%. Due to the increased volume of patients serviced and tests performed, the Company incurred increased reagent costs of $1.3 million, payroll related costs of $0.6 million, and outside testing costs of $0.5 million.

Research and development expenses were approximately $6.9 million during the nine months ended April 30, 2007, compared to $5.3 million in the 2006 period, an increase of $1.6 million or 29%. The increase was primarily due to increases at the Therapeutic segment in clinical trial activities of $1.1 million and an increase in other related costs approximating $0.2 million.

Selling, general and administrative expenses were approximately comparable, at $19.0 million during the nine months ended April 30, 2007 as compared to $18.9 million in the 2006 period. Increases in payroll and payroll related personnel costs of $0.6 million and information technology costs of $0.1 million were offset primarily by declines in corporate governance and professional fees of $0.8 million, advertising and promotion expenses of $0.1 million and insurance of $0.1 million.

The provision for uncollectible accounts receivable relating to the Clinical Labs segment for the nine months ended April 30, 2007 was $3.4 million, compared to $2.9 million during the year ago period, a increase of $0.5 million or 20% and is due to the increase in clinical laboratory revenue of 20% and the composition of patients being serviced.

Legal expense was $7.1 million during the nine months ended April 30, 2007 compared to $5.2 million in the year ago period, an increase of $1.9 million or 37%, due to an increase in ongoing patent litigation.

Other income was $2.7 million during the nine months ended April 30, 2007 versus $0 in the year ago period. During the 2007 period, the Company as plaintiff and Sigma Aldrich ("Sigma") entered into a Settlement Agreement and Release effective September 15, 2006 (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Company's litigation with Sigma was dismissed and the Company recognized a $2 million gain on patent litigation settlement during the nine months ended April 30, 2007. In addition, during the 2007 period, the Company received a payment of $0.7 million from Perkin Elmer for amounts due under a Distribution Agreement which terminated December 31, 2004. The Distribution Agreement is presently subject to a lawsuit for breach of contract, patent infringement, unfair competition under state law, unfair competition under federal law, tortuous interference with business relations, and fraud in the inducement of contract. Perkin Elmer advised in a letter to the Company that the payment under the Distribution Agreement was delayed because of changes to their accounting system and personnel changes and that it was always their intent to comply with the Distribution Agreement. The Company advised Perkin Elmer that the payment did not represent all amounts owed under the Distribution Agreement.

Interest income increased by $1.4 million or 63% to $3.6 million during the nine months ended April 30, 2007 compared to $2.2 million during the 2006 period, due to an increase in invested cash from the sales of common stock in registered direct offerings in December 2006 and February 2007. The net cash proceeds from the offerings were $57.0 million. See Liquidity and Capital Resources. The Company earns interest by investing primarily in short term (30 to 90 days) commercial paper and money market funds with high credit ratings.

The tax provision for the nine months ended April 30, 2007 was based on state and local taxes, and differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

The tax benefit for the nine months ended April 30, 2006 differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to limitations on the timing of the recognition of the Company's then available federal tax carryback benefit for taxes paid in prior years. The tax benefit also differed from the expected net operating loss carryforward benefit due to the inability to recognize such benefit. The carryforward benefit could not be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency. Also due to the uncertainties, the Company recorded during the first quarter of the 2006 period a valuation allowance equal to its net deferred tax assets, including the federal net operating loss carryforward benefit generated during the first quarter of the 2006 period. The Company recorded the valuation allowance as it concluded that it was not more likely than not that its net deferred tax assets would be realized in the foreseeable future based on positive and negative evidence available at the time.

SEGMENT RESULTS

The Life Sciences segment's income before taxes was approximately $3.5 million for the nine months ended April 30, 2007 as compared to $0.3 million in the 2006 period. The increase is primarily the result of the Company's $2.0 million patent litigation settlement with Sigma Aldrich, and a payment of $0.7 million from Perkin Elmer for amounts due under a Distribution Agreement which terminated December 31, 2004. An increase in royalty income of $1.5 million from the Digene agreement and the Abbott license agreement entered into in the fiscal 2007 third quarter offset a decrease in revenues from product shipments of $1.2 million due to a decline in unit shipments and the continuing competitiveness in the industry. Segment operating expenses, such as research and development and selling, general and administrative, decreased by approximately $0.4 million during the 2007 period due to lower payroll and marketing expenses.

The Therapeutics segment's loss before income taxes was approximately $4.5 million for the nine months ended April 30, 2007 as compared to a loss of $2.7 million for the 2006 period. The increase in the loss of $1.8 million was primarily due to increases in clinical trial activities of $1.1 million and other related costs of $0.4 million.

The Clinical Labs segment's income before taxes was $1.6 million for the nine months ended April 30, 2007 as compared to a loss of $0.1 million in the 2006 period. The 2007 period was positively impacted by an increase in service revenues of $4.8 million or 20% due to the expansion of an insurance provider agreement, which increased gross profit by approximately $2.3 million. The increase in gross margin was offset by an increase in the provision for uncollectible accounts for the nine months ended April 30, 2007 of approximately $0.6 million over the year ago period.

The Other segment's loss before taxes for the nine months ended April 30, 2007 was approximately $10.4 million as compared to a loss of $9.6 million in the 2006 period. The increased segment loss reflects an increase in general, administrative and legal expenses of $2.3 million due to an increase in payroll and personnel related costs of $1.0 million partially offset by decreases in professional fees and corporate governance expenses of $0.8 million and insurance of $0.1 million and an increase in legal costs of $1.9 million due to ongoing patent litigation. The increase in general, administrative and legal expenses was partially offset by an increase in interest income of $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

On December 14, 2006, the Company entered into a Placement Agent Agreement with Lazard Capital Markets LLC, as exclusive placement agent, relating to a "registered direct" offering ("Offering") of shares of the Company's common stock. On December 15, 2006, the Company entered into a definitive Subscription Agreement with various institutional investors relating to the sale of an aggregate of 3,285,715 shares of common stock for a purchase price of $14.00 per share. Net proceeds from the Offering aggregating $42.9 million, net of placement fees and financing costs of $3.1 million, were credited to common stock and additional paid-in capital. On December 15, 2006, the Company filed a prospectus supplement with the SEC relating to the Offering under a shelf Registration Statement on Form S-3 which was effective December 8, 2006 and supplement thereto.

On February 2, 2007, the Company entered into a Placement Agent Agreement with Lazard Capital Markets LLC, as exclusive placement agent, relating to a "registered direct" offering ("Subsequent Offering") of shares of the Company's common stock. On February 2, 2007, the Company entered into a definitive Subscription Agreement with an investor relating to the sale of an aggregate of 1,000,000 shares of common stock for a purchase price of $15.00 per share. Net proceeds from the Subsequent Offering aggregated $14.1 million, net of placement fees and financing costs of $0.9 million, were credited to common stock and additional paid in capital. On February 5, 2007, the Company filed a prospectus supplement with the SEC relating to the Subsequent Offering under the Registration Statement and supplement thereto.

At April 30, 2007, our cash and cash equivalents were $120.0 million, an increase of $50.2 million from cash and cash equivalents at July 31, 2006. The increase in cash during the nine months ended April 30, 2007 was primarily due to the Offerings' proceeds, a $2.0 million settlement gain on patent litigation and cash flow impacts discussed below. The Company had working capital of $129.1 million at April 30, 2007 compared to $80.2 million at July 31, 2006. The increase in working capital was primarily the result of the Offerings.

Net cash used in operating activities for the nine months ended April 30, 2007 was approximately $6.0 million as compared to net cash used in operating activities of $6.9 million in the 2006 period. The decline in net cash used in operating activities of $0.9 million in the 2007 period as compared to the 2006 period was due to a decrease in net loss of $1.2 million offset by a decrease in non-cash charges.

Net cash used in investing activities for the nine months ended April 30, 2007 was approximately $1.2 million as compared to net cash provided by investing activities of $5.4 million in the year ago period, primarily due to a decline in the sales of marketable securities of approximately $6.7 million. During the nine months ended April 30, 2006, all investments in marketable securities were sold and the proceeds reinvested in cash equivalents.

Net cash provided by financing activities for the nine months ended April 30, 2007 was $57.3 million as compared to $0.4 million in the year ago period. The increase was primarily due to the proceeds from the Offerings of $57.0 million previously discussed.

Effective May 31, 2007 (the "Effective Date'), the Company's wholly owned subsidiary, Enzo Life Sciences, Inc., completed the acquisition of the stock of Axxora Life Sciences, Inc., ("Axxora") a privately owned global manufacturer and marketer of life sciences research products, for approximately $16.3 million in cash. On the Effective Date, Axxora became a wholly owned subsidiary of Enzo Life Sciences. Axxora had revenues of approximately $16 million in 2006. Axxora has wholly-owned subsidiaries in the U.S., Switzerland, Germany and the United Kingdom, as well as distributors located in other major markets. At April 30, 2007, the Company has recorded approximately $732,000 in acquisition costs which are included in "Other assets" in the accompanying balance sheet.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered,
(iii) the price is fixed and determinable, and (iv) collectibility is reasonably assured. The Company evaluates revenue from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting as defined in EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). To recognize revenue for a delivered item in a multiple element arrangement, EITF 00-21 requires that the delivered items have value to the customer on a stand-alone basis, there is objective and reliable evidence of fair value of the undelivered items, and delivery of any undelivered items is probable and within our control.

PRODUCT REVENUES

Revenues from product sales are recognized when the products are shipped, the sales price is fixed or determinable and collectibility is reasonably assured.

ROYALTIES AND LICENSING REVENUE

Royalty revenues are recorded in the period earned and no related costs exist. Royalties and license fees received in advance of being earned are recorded as deferred revenues.

REVENUES - CLINICAL LABORATORY SERVICES

Revenues from the clinical laboratory are recognized upon completion of the testing process for a specific patient and reported to the ordering physician. These revenues and the associated accounts receivable are based on gross amounts billed or billable for services rendered, net of a contractual adjustment, which is the difference between amounts billed to providers and the expected approved reimbursable settlements from such providers. The following are tables of the clinical laboratory segment's net revenues and percentages by revenue category for the three and nine months ended April 30, 2007 and 2006:

Net revenues                        Three months ended            Three months ended
                                      April 30, 2007                April 30, 2006
                                      --------------                --------------
REVENUE CATEGORY                 (In 000'S)       (In %)       (In 000'S)       (In %)
                                 ----------       ------       ----------       ------
Medicare                             $2,163           19           $1,727           22
Third party provider                  6,632           57            4,761           62
Patient self-pay                      1,643           14              682            9
HMO's                                 1,092           10              564            7
                                    -------         ----           ------         ----
Total                               $11,530         100%           $7,734         100%
                                    =======         ====           ======         ====


Net revenues                        Nine months ended             Nine months ended
                                      April 30, 2007                April 30, 2006
                                      --------------                --------------
REVENUE CATEGORY                 (In 000'S)       (In %)       (In 000'S)       (In %)
                                 ----------       ------       ----------       ------
Medicare                             $6,125           21           $5,530           23
Third party provider                 17,228           60           13,326           56
Patient self-pay                      3,031           11            3,411           15
HMO's                                 2,159            8            1,492            6
                                    -------         ----           ------         ----
Total                               $28,543         100%          $23,759         100%
                                    =======         ====          =======         ====


The Company provides services to certain patients covered by various third-party providers, including the Federal Medicare program. Revenue, net of contractual adjustments, from gross billings under the Federal Medicare program during the three and nine months ended April 30, 2007 and 2006 were approximately 19% and 22%, and 21% and 23%, respectively, of the clinical lab segment's revenue. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Other than the Medicare program, one provider whose programs are included in the "third party provider" and "HMO's" categories represents 22% and 15% of the Clinical Labs segment's revenue for the three and nine months ended April 30, 2007. Other than the Medicare program, no other provider exceeded 10% of the Clinical Labs segment's revenue for the three and nine months ended April 30, 2006.

CONTRACTUAL ADJUSTMENTS

The Company's estimate of contractual adjustments is based on significant assumptions and judgments, such as its interpretation of the applicable providers' reimbursement policies, and bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by providers, versus the corresponding gross amount billed to the respective provider. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. The Company adjusts the contractual adjustment estimate periodically, based on its evaluation of historical settlement experience with providers, industry reimbursement trends, and other relevant factors.

During the three and nine months ended April 30, 2007 and 2006, the contractual adjustment percentages, determined using average historical reimbursement statistics, were 79.8% and 75.4% and 78.4% and 75.0%, respectively, of gross billings. The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could have resulted in a change in clinical laboratory services revenues of approximately $1,321,000 for the nine months ended April 30, 2007, and could have resulted in a change in the net accounts receivable of approximately $392,000 as of April 30, 2007.

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party providers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment, and the uncollectible portion of receivables from patients including deductibles and copayments which are subject to credit risk and patients' ability to pay. During the three and nine months ended April 30, 2007 and 2006, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable (for all payers) over 210 days, as it assumed those accounts are uncollectible. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

The Company's ability to collect outstanding receivables from third party providers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the allowance estimates, which involves judgment.

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

The following is a table of the Company's net accounts receivable by segment. The Clinical Labs segment's net receivables are detailed by billing category and as a percent to its total net receivables. At April 30, 2007 and July 31, 2006, approximately 84% and 88%, respectively, of the Company's net accounts receivable relates to its clinical laboratory business, which operates in the New York and New Jersey Metropolitan area.

Net accounts receivable                    As of                       As of
                                      April 30, 2007               July 31, 2006
                                      --------------               -------------
Billing category                 (In 000'S)       (In %)       (In 000'S)      (In %)
----------------                 ----------       ------       ----------      -----
Clinical Labs
  Medicare                           $1,668          17            $1,367         15
  Third party providers               5,626          57             4,025         44
  Patient self-pay                    1,993          20             3,294         36
  HMO's                                 616           6               475          5
                                     ------        ----           -------       ----
Total Clinical Labs                   9,903        100%             9,161       100%
                                                   ====                         ====
Total Life Sciences                   1,876                         1,286
                                    -------                       -------
Total accounts receivable           $11,779                       $10,447
                                    =======                       =======

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

INVENTORY

The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At April 30, 2007 and July 31, 2006 respectively, the reserve for excess and obsolete inventory was $360,000 and $238,000.

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

Item 1A. RISK FACTORS

Risk and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and other public statements we make were set forth in the "Item 1A.
- Risk Factors" section of our Annual Report on Form 10-K for the year ended July 31, 2006. There have been no material changes from the risk factors disclosed in that Form 10-K other than the additional risk factors stated below.

CHANGES IN PROVIDER MIX, INCLUDING AN INCREASE IN CAPITATED MANAGED-COST HEALTH CARE, OR LOSS OF A SIGNIFICANT THIRD PARTY CONTRACT COULD HAVE AN ADVERSE IMPACT ON THE COMPANY'S NET REVENUES AND PROFITABILITY.

Certain provider companies have adopted national and regional programs which include multiple managed-care reimbursement models. If the Company is unable to participate in these programs or if the Company would lose a significant contract, it could have an adverse impact on the Company's net revenues and profitability.


Item 6.  EXHIBITS

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


                                          ENZO BIOCHEM, INC.
                                          ------------------
                                              (Registrant)

Date: June 11, 2007                       by: /S/BARRY WEINER
                                              ---------------
                                              Chief Financial Officer