Form 10-Q
period 2007-10-31
ENZO BIOCHEM INC
filed 2007-12-10
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 001-09974

                               ENZO BIOCHEM, INC.
(Exact name of registrant as specified in its charter)

New York	13-2866202
(State or Other Jurisdiction	(IRS. Employer
of Incorporation or Organization)	Identification No.)

527 Madison Ave, New York, New York	10022
(Address of Principal Executive office)	(Zip Code)

212-583-0100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant has required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐            Accelerated filer ☑            Non- accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐      No ☑

As of December 1, 2007 the Registrant had approximately 36,719,000 shares of common stock outstanding.

	ENZO BIOCHEM, INC.
	FORM 10-Q
	October 31, 2007

	INDEX

	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Balance Sheets
	October 31, 2007 (unaudited) and July 31, 2007	3

	Consolidated Statements of Operations
	For the three months ended October 31, 2007 and 2006 (unaudited)	4

	Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
	For the three months ended October 31, 2007 (unaudited)	5

	Consolidated Statements of Cash Flows
	For the three months ended October 31, 2007 and 2006 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

	Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	28

Signatures		29

Part 1	Financial Information
Item 1	Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS		October 31,	July 31,
		2007	2007
Current assets:		(unaudited)	(audited)
Cash and cash equivalents		$ 103,786	$ 105,149
Accounts receivable, net of allowances		14,534	14,353
Inventories		6,413	7,022
Prepaid expenses		1,637	1,767
Total current assets		126,370	128,291

Property, plant, and equipment, net		6,695	6,621
Goodwill		13,908	13,676
Intangible assets, net		9,217	9,338
Other		1,194	1,076
Total assets		$ 157,384	$ 159,002

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade		$ 3,747	$ 4,111
Accrued liabilities		7,698	8,446
Other current liabilities		1,311	1,287
Deferred taxes		417	597
Total current liabilities		13,173	14,441

Deferred revenue		825	938
Deferred taxes		1,945	1,729

Commitments and contingencies

Stockholders' equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no
shares issued or outstanding		—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares
issued: 37,317,722 at October 31, 2007 and 37,280,723 at July 31, 2007		373	372
Additional paid-in capital		296,641	295,899
Less treasury stock at cost: 600,620 shares at October 31, 2007
and 596,456 shares at July 31, 2007		(8,989)	(8,915)
Accumulated deficit		(146,736)	(145,504)
Accumulated other comprehensive income		152	42
Total stockholders' equity		141,441	141,894
Total liabilities and stockholders' equity		$ 157,384	$ 159,002

The accompanying notes are an integral part of
these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended
	October 31,
	2007	2006
Revenues:
Product revenues	$ 5,863	$ 1,092
Royalty and license fee income	2,318	1,297
Clinical laboratory services	11,266	8,053
	19,447	10,442

Costs and expenses and other (income):
Cost of product revenues	4,434	609
Cost of clinical laboratory services	5,131	3,496
Research and development expense	1,703	1,862
Selling, general, and administrative expense	7,404	5,517
Provision for uncollectible accounts receivable	1,159	914
Legal expense	2,449	2,156
Interest income	(1,460)	(911)
Other income	(26)	(2,000)
	20,794	11,643

Loss before income taxes	(1,347)	(1,201)
Benefit (provision) for income taxes	115	(45)
Net loss	($ 1,232)	($ 1,246)

Net loss income per common share:
Basic	($ 0.03)	($ 0.04)
Diluted	($ 0.03)	($ 0.04)

Weighted average common shares outstanding:
Basic	36,717	32,279
Diluted	36,717	32,279

The accompanying notes are an integral part of
these consolidated financial statements

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Three months ended October 31, 2007
(UNAUDITED)
(In thousands, except share data)

							Accumulated
	Common	Treasury	Common	Additional	Treasury		Other	Total
	Stock	Stock	Stock	Paid-in	Stock	Accumulated	Comprehensive	Stockholders'	Comprehensive
	Shares	Shares	Amount	Capital	Amount	Deficit	(Loss) Income	Equity	income (loss)
Balance at July 31, 2007	37,280,723	596,456	$372	$295,899	($8,915)	($145,504)	$42	$141,894

Net loss for the three months ended October 31, 2007						($1,232)		(1,232)	(1,232)
Purchase of treasury stock		4,164			(74)			(74)
Exercise of stock options	36,399		1	422				423
Vesting of restricted stock	600
Stock based compensation charges				332				332
Common stock issuance costs adjustment				(12)				(12)
Foreign currency translation adjustments							110	110	110
Comprehensive loss									(1,122)
Balance at October 31, 2007	37,317,722	600,620	$373	$296,641	($8,989)	($146,736)	$152	$141,441

5

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended
	October 31,
	2007	2006
Cash flows from operating activities:
Net loss	($ 1,232)	($ 1,246)

Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	328	251
Amortization of intangible assets	121	20
Provision for uncollectible accounts receivable	1,159	914
Writeoff and/or reserve taken for obsolete inventory	62	-
Deferred income tax benefit	(166)	-
Share based compensation charges	332	370
Deferred revenue recognized	(113)	-
Other	52	9

Changes in operating assets and liabilities:
Accounts receivable	(1,317)	(559)
Inventories	580	37
Prepaid expenses	135	441
Recoverable and prepaid income taxes	-	124
Other assets	1	-
Accounts payable - trade	(382)	88
Accrued liabilities	(758)	1,731
Other current liabilities	27	160
Total Adjustments	61	3,586

Net cash (used in) provided by operating activities	(1,171)	2,340

Cash flows from investing activities:
Capital expenditures	(402)	(158)
Increase in cash surrender value	(96)	(146)
Increase in security deposits and other assets	(24)	(9)
Acquistion costs paid	(37)	-
Net cash used in investing activities	(559)	(313)

Cash flows from financing activities:
Proceeds from the exercise of stock options	349	79
Net cash provided by financing activities	349	79

Effect of exchange rate changes on cash and cash equivalents	18	-

Increase (decrease) in cash and cash equivalents	(1,363)	2,106
Cash and cash equivalents - beginning of period	105,149	69,854
Cash and cash equivalents - end of period	$ 103,786	$ 71,960

The accompanying notes are an integral part of
these consolidated financial statements

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2007
and for the three month periods ended
October 31, 2007 and 2006
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Clinical Labs, Enzo Life Sciences, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. Effective May 31, 2007, Enzo Life Sciences, Inc. completed the acquisition of all of the outstanding capital stock of Axxora Life Sciences, Inc (“Axxora”). The consolidated balance sheet as of October 31, 2007, statement of stockholders’ equity and comprehensive income (loss) for the three months ended October 31, 2007 and the consolidated statements of operations and statements of cash flows for the three month periods ended October 31, 2007 and 2006 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2007 and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2007 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2007 and 2006 are not necessarily indicative of the results for the respective full years.

Recent Accounting Pronouncements

On August 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a "more-likely-than-not" threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The Company did not have any significant unrecognized tax positions and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48. See Note 10, "Income Taxes," for additional information relating to the Company's implementation of FIN 48.

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

Reclassifications

Certain amounts in prior year period have been reclassified to conform to current year presentation. In the fourth quarter of Fiscal 2007, the Company reclassified shipping and handling costs previously included in selling expense to cost of sales. The shipping and handling costs reclassed were approximately $54,000 for the quarter ended October 31, 2006.

Note 2 - Acquisition

On May 29, 2007, Enzo Life Sciences, Inc. ("Enzo Life Sciences"), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the "Agreement"), by and among Enzo Life Sciences, Axxora Life Sciences, Inc. ("Axxora") and the stockholders, option holders and warrant holders of Axxora who owned all of the issued and outstanding capital stock, options and warrants, respectively, of Axxora (collectively, the "Security holders"). Pursuant to the Agreement, Enzo Life Sciences purchased all of the issued and outstanding capital stock of Axxora from the Security holders for an aggregate purchase price of $16,322,000, exclusive of acquisition costs of $1,009,000 and assumed debt of $475,000. The Company acquired $881,000 in cash which is included in the current assets below. At closing $14,992,000 was paid to the Security holders, $1,280,000 was paid to an escrow agent for a one-year period following the closing to satisfy any indemnification obligations of the Security holders under the Agreement during that period and $50,000 was paid to an escrow agent, for a one-year period following the closing to pay certain out-of-pocket expenses of the representatives of the Security holders in connection with the transaction. Upon consummation of the acquisition on June 3, 2007 with an effective date of May 31, 2007, (“date of acquisition”), Axxora became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was financed with the Company’s cash and cash equivalents.

The following table presents the preliminary estimated fair values of the assets acquired and liabilities assumed (in thousands) as at October 31, 2007:

Current assets	$ 9,033
Property and equipment	360
Other assets	82
Other intangible assets	8,220
Goodwill	6,456
Total assets acquired	24,151
Less:
Current liabilities	4,394
Deferred tax liabilities	2,426
Total liabilities assumed	6,820

Net assets acquired	$ 17,331

The purchase accounting is based on a preliminary valuation of acquired intangible assets and will be adjusted based on the final valuation report to be completed in fiscal 2008. The Company has engaged an independent third-party valuation firm to determine the fair value of the identifiable intangible assets. The excess of the total purchase price over the fair value of the net assets acquired, including the fair value of the identifiable intangible assets, has been allocated to goodwill. The fair values of the identifiable intangible assets are based on various factors including: cost, discounted cash flow, and relief from royalty approaches in determining the preliminary purchase price allocation and are subject to change. For financial reporting purposes, useful lives have been assigned as follows:

Customer relationships	15 years
Trade names and trademarks	Indefinite
Other intangibles	4-5 years

The following unaudited pro forma financial information presents the combined results of operations of the Company and Axxora as if the acquisition had occurred at the beginning of the fiscal 2007 period presented. The pro forma financial information reflects appropriate adjustments for amortization of intangible assets and a decrease for interest expense. The pro forma financial information presented is not necessarily indicative of either the actual consolidated operating results had the acquisition been completed at the beginning of the period or future operating results of the consolidated entities.

Three months ended
In $000’s	October 31, 2006
Net revenues	$ 14,572
Net loss	(1,111)
Net loss per common share – basic and diluted:	($ 0.03)

Note 3 – Net loss per share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the three months ended October 31, 2007 and 2006. Diluted net loss per common shares is computed using the weighted average number of shares outstanding during the three months ended October 31, 2007 and 2006, and excludes the effect of dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards) as their inclusion would be antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of “in the money” stock options, net of shares repurchased with the option exercise proceeds and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

	October 31,	October 31,
(In thousands)	2007	2006
Potential net shares, issued from exercise of “in
the money” employee and director stock options
and restricted stock awards, excluded from
diluted net loss per share calculation	473	443

The following table summarizes the number of “out of the money” options excluded from the computation of diluted net loss per share because the effect of their potential exercise is anti-dilutive.

	October 31,	October 31,
(In thousands)	2007	2006
“Out of the money” employee and director stock
options	971	1,082

Note 4 – Share-based compensation

The Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") and related interpretations effective August 1, 2005. Compensation costs recognized in the three-month periods ended October 31, 2007 and 2006 include compensation costs for all share-based payments granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation costs for all share-based payments granted subsequent to August 1, 2005, based on the grant fair value estimated in accordance with the provisions of SFAS 123(R).

The following table sets forth the amount of share based compensation expense upon vesting and per share data related to share-based payment arrangements included in the accompanying statements of operations:

	Three months ended October 31,
In thousands, except per share data	2007	2006
Stock options	$ 71	$ 309
Restricted stock awards	261	61
Total	$ 332	$ 370

Impact on basic and diluted net loss per common share	$ 0.01	$ 0.01

As included in the statements of operations
Cost of product revenues	$ 2	$ 3
Research and development	4	42
Selling, general and administrative	326	325
	$ 332	$ 370

No excess tax benefits were recognized during the three month periods ended October 31, 2007 and 2006.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the three month period ended October 31, 2007 is as follows:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at August 1, 2007	2,700,457	$ 13.32	$ 4,262,000
Exercised	(36,399)	$ 11.62
Outstanding at end of period	2,664,058	$ 13.35	$ 3,173,000
Exercisable at end of period	2,634,282	$ 13.34	$ 3,173,000
Available for grant at
October 31, 2007	578,000

As of October 31, 2007, there was approximately $331,000 of total unrecognized compensation cost related to unvested stock option-based compensation, which will be recognized over a weighted average life of approximately one year.

During the three months ended October 31, 2007 and 2006, the Company received cash proceeds of approximately $349,000 and $79,000, respectively, from the exercise of 30,017 and 6,700 stock options, respectively. The aggregate intrinsic value of stock options exercised during the three months ended October 31, 2007 and 2006, including the non-cash transactions (Note 5) was approximately $0.2 million and $0.1 million, respectively.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the three months ended October 31, 2007 is as follows:

		Weighted Average
	Awards	Award Price
Unvested at beginning of period	141,062	$ 14.15
Granted	17,400	$ 13.14
Vested	(600)	$ 13.79
Forfeited	(6,000)	$ 13.83
Unvested at end of period	151,862	$ 14.05

The fair value of a restricted stock award is determined based on the closing stock price on the grant date. As of October 31, 2007, there was approximately $1,342,000 of total unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average period of one and a half years.

Note 5 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company's consolidated statements of cash flows is as follows (In thousands):

	Three months ended October 31,
	2007	2006
Taxes paid (refunded) – net	$ 83	$ (124)

During the three months ended October 31, 2007, certain officers of the Company exercised 6,382 stock options in a non-cash transaction. The officers surrendered 4,164 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $74,400, the market value of the surrendered shares, as treasury stock.

Note 6 – Comprehensive loss

During the three months ended October 31, 2007 and 2006, total comprehensive loss was approximately $1.1 million and $1.2 million, respectively.

At October 31, 2007 and July 31, 2007, the accumulated other comprehensive income relates to cumulative translation adjustments.

Note 7 - Inventories

Inventories, net of reserves of $428,000 and $379,000, respectively, consist of the following, as of:

(In thousands)	October 31, 2007	July 31, 2007
Raw materials	$ 30	$ 34
Work in process	1,224	1,221
Finished products	5,159	5,767
	$ 6,413	$ 7,022

Note 8 – Goodwill and intangible assets

The Company’s goodwill, net of amortization as of October 31, 2007 is as follows:

In 000’s
Balance – July 31, 2007	$ 13,676
Additional purchase price adjustments arising from fiscal 2007
business combination in Life Science segment (Note 2)	232
Balance – October 31, 2007	$ 13,908

Intangible assets consist of licenses, trade names, customer relationships and product designs acquired pursuant to acquisitions, and patents. Intangible assets, all of which are included in the Life Science segment, consist of the following (in thousands):

	October 31, 2007			July 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Finite-lived intangible assets:
Patents	$11,027	$(9,869)	$1,158	$11,027	$(9,849)	$1,178
Customer relationships	3,890	(101)	3,789	3,890	(36)	3,854
Non-compete and
employment agreements	360	(38)	322	360	(15)	345
Website and acquired content	270	(22)	248	270	(9)	261
Indefinitely-lived intangible
assets:
Trademarks	$3,700	—	$3,700	3,700	—	3,700
Total	$19,247	$(10,030)	$9,217	$19,247	$(9,909)	$9,338

Note 9 – Accrued liabilities and other current liabilities

Accrued liabilities consist of:

In 000’s	October 31, 2007	July 31, 2007
Legal	$ 2,981	$ 4,542
Payroll, benefits, and commissions	1,969	1,417
Research and development	511	344
Professional fees	846	986
Outside reference lab testing	163	276
Other	1,228	881
	$ 7,698	$ 8,446

Other current liabilities consist of:

In 000’s	October 31, 2007	July 31, 2007
Deferred revenue	$ 830	$ 770
Other	481	517
	$ 1,311	$ 1,287

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company's effective tax rate benefit (provision) for the three months ended October 31, 2007 was 8.5%, compared to (3.7%) during the three months ended October 31, 2006.

The tax benefit for the three months ended October 31, 2007 was based on state and local taxes and book to tax differences for acquired inventory and differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

The Company's effective tax rate for the three months ended October 31, 2006 was based on state and local taxes, and differed from the expected net operating loss benefit at the U.S. federal statutory rate of 34% primarily due the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit

The Company adopted the provisions of FIN 48 on August 1, 2007. The Company did not have any significant unrecognized tax positions and there was no material effect on its financial condition or results of operations as a result of implementing FIN 48. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company files a consolidated Federal income tax return. The Company files a combined New York State and City return with certain subsidiaries. Other subsidiaries file separate state and foreign tax returns.

The tax years that remain subject to Federal examination are fiscal years ended July 31, 2005 through 2007. The tax years that remain subject to state and local examination are fiscal years ended July 31, 2004 through 2007. The tax years that remain subject to foreign examination are the years ended December 31, 2003 through 2006.

In connection with a business combination, the Company recorded as of May 31, 2007, approximately $300,000 for an uncertain tax position, including accrued interest of $39,000, with respect to a deemed dividend. During the quarter ended October 31, 2007, the Company accrued $8,000 in interest with respect to the uncertain tax position. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense.

Note 11 – Other income

The Company as plaintiff and Sigma Aldrich (“Sigma”) entered into a Settlement Agreement and Release effective September 15, 2006 (the “Settlement”). Pursuant to the Settlement, the Company’s litigation with Sigma was dismissed and the Company recognized a $2 million gain on patent litigation settlement in the accompanying consolidated statement of operations for the three months ended October 31, 2006.

Note 12 – Royalty and licensing income

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the “Agreement”). Subsequent to the settlement, the Agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent in April 2018. During the three months ended October 31, 2007 and 2006, the Company recorded approximately $1.9 million and $1.3 million, respectively, in royalties from the Agreement. Digene was acquired by QIAGEN N.V. in July 2007.

During the three months ended October 31, 2007, the Company recorded approximately $0.4 million in royalties and license fee income under a licensing agreement with Abbott Molecular, Inc. (“Abbott”) entered into in the third quarter of fiscal 2007.

Note 13 – Segment reporting

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

Management of the Company assesses assets on a consolidated basis only and, therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

Three months ended October 31, 2007

Revenues:	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated
Product revenues	$ 5,863	--	--	--	$ 5,863
Royalty and license fee income	2,318				2,318
Clinical laboratory services	--	--	$ 11,266	--	11,266
	8,181	--	11,266	--	19,447

Costs and expenses and other (income):
Cost of product revenues	4,434	--	--	--	4,434
Cost of clinical laboratory services	--	--	5,131	--	5,131
Research and development	803	900	--	--	1,703
Provision for uncollectible accounts receivable	--	--	1,159	--	1,159
Selling, general and administrative and legal	1,880	--	3,601	$ 4,372	9,853
Interest income	--	--	(67)	(1,393)	(1,460)
Other income	(26)	--	--	--	(26)

Income (loss) before income taxes	$ 1,090	$ (900)	$ 1,442	$ (2,979)	$ (1,347)

Depreciation and amortization included above	$ 192	$ 7	$ 211	$ 39	$ 449

Share-based compensation included in above:
Cost of product revenues	$ 2	--	--	--	2
Research and development	4	--	--	--	$ 4
Selling, general and administrative and legal	31	--	$ 54	$ 241	326
Total	$ 37	--	$ 54	$ 241	$ 332

Capital expenditures	$ 114	$ 8	$ 253	$ 27	$ 402

Three months ended October 31, 2006

Revenues:	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated
Product revenues	$ 1,092	--	--	--	$ 1,092
Royalty and license fee income	1,297				1,297
Clinical laboratory services	--	--	$ 8,053	--	8,053
	2,389	--	8,053	--	10,442

Costs and expenses and other (income):
Cost of product revenues	609	--	--	--	609
Cost of clinical laboratory services	--	--	3,496	--	3,496
Research and development	830	$ 1,032	--	--	1,862
Provision for uncollectible accounts receivable	--	--	914	--	914
Selling, general and administrative and legal	444	--	3,276	$ 3,953	7,673
Interest income	--	--	--	(911)	(911)
Other income	(2,000)	--	--	--	(2,000)

Income (loss) before income taxes	$ 2,506	$ (1,032)	$ 367	$ (3,042)	$ (1,201)

Depreciation and amortization included above	$ 48	$ 3	$ 211	$ 9	$ 271

Share-based compensation included in above:
Cost of product revenues	$ 3	--	--	--	$ 3
Research and development	13	$ 29	--	--	42
Selling, general and administrative and legal	13	--	$ 86	$ 226	325
Total	$ 29	$ 29	$ 86	$ 226	$ 370

Capital expenditures	$ 43	$ 8	$ 107	$ --	$ 158

Item 2.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

      Our disclosure and analysis in this report, including but not limited to the information discussed in this Item 2, contain forward-looking information about our Company’s financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as anticipate,” estimate,” expect,” project,” intend,” plan,” believe,” will,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, and financial results.

      We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements.

      We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A -Risk Factors in our Form 10-K filing for the 2007 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Overview

     We are a life sciences and biotechnology company focused on harnessing genetic processes to develop research tools, diagnostics and therapeutics and on serving as a provider of diagnostic services to the medical community. Since our founding in 1976, our strategic focus has been on the development of enabling technologies in the life sciences field. Our pioneering work in genomic analysis coupled with our extensive patent estate and enabling platforms have strategically positioned us to play an important role in the rapidly growing life sciences and molecular medicine marketplaces.

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

     Another source of revenue has been from the clinical laboratory service market. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients. Fees billed to patients, Medicare, and third-party payers are billed on the Clinical Lab’s standard gross fee schedule, subject to any limitations on fees negotiated with the third-party payers or with the ordering physicians on behalf of their patients.

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

     Recent Developments

     Axxora Life Science, Inc. Acquisition

     Effective May 31, 2007, Enzo Life Sciences entered into a Stock Purchase Agreement pursuant to which Enzo Life Sciences purchased all of the issued and outstanding capital stock of Axxora Life Sciences, Inc. (“Axxora”) for an aggregate purchase price of $16.3 million in cash, exclusive of acquisition costs of approximately $1 million and assumed debt of $475,000. Upon consummation of the acquisition Axxora became a wholly-owned subsidiary of Enzo Life Sciences. The consolidated statements for the three months ended October 31, 2007 include the results of operations of Axxora. Axxora is included in the Life Sciences segment.

     Axxora is a developer, manufacturer and distributor of reagents for the research and biochemical industries and is based in the U.S. with wholly-owned subsidiaries in the U.S., Switzerland, Germany and the United Kingdom, as well as distributors located in other major markets throughout the world. Axxora’s electronic marketplace enables customers to purchase research reagents from internationally recognized manufacturers covering all areas of the life sciences research reagents field. As a result of this transaction, Enzo Life Sciences has expanded its product offerings both through internal manufacturing and distribution and increases its geographic distribution. The acquisition was financed with the Company’s cash and cash equivalents.

Results of Operations
Three months ended October 31, 2007 as compared to October 31, 2006

Comparative Financial Data for the Three Months Ended October 31,

(in 000’s)			Increase
Revenues:	2007	2006	(Decrease)	% Change
Product sales	$ 5,863	$ 1,092	$ 4,771	437%
Royalty and license fee income	2,318	1,297	1,021	79
Clinical laboratory services	11,266	8,053	3,213	40
Total revenues	19,447	10,442	9,005	86

Costs and expenses and other (income):
Cost of products	4,434	609	3,825	628%
Cost of laboratory services	5,131	3,496	1,635	47
Research and development	1,703	1,862	(159)	(9)
Selling, general and administrative	7,404	5,517	1,887	34
Provision for uncollectible accounts receivable	1,159	914	245	27
Legal expenses	2,449	2,156	293	14
Interest income	(1,460)	(911)	(549)	60
Other income	(26)	(2,000)	1,974	-
Total costs and expenses - net	20,794	11,643	9,151	79

Loss before income taxes	($ 1,347)	($ 1,201)	($ 146)	(12)%

Consolidated Results:

      The “2008 period” and the “2007 period” refer to the fiscal three months ended October 31, 2007 and 2006, respectively.

     Product revenues during three months ended October 31, 2007 were $5.9 million compared to $1.1 million in the year ago period, an increase of $4.8 million or 437%. The increase is due to the inclusion of Axxora product sales of $5.1 million for the quarter ended October 31, 2007 partially offset by a decline of $0.3 million in the 2008 period over the 2007 period product sales of Enzo Life Sciences New York (“New York”) products.

     Royalty and license fee income during three months ended October 31, 2007 was $2.3 million compared to $1.3 million in the year ago period, an increase of $1.0 million or 79%. Royalties are earned from net sales of Digene products subject to a license and from a License Agreement with Abbott which was entered into in the third quarter of fiscal 2007. During three months ended October 31, 2007, the Company recognized royalties of approximately $1.9 million from Digene, an increase of approximately $0.6 million over the prior year ago period, and royalties and license fees of approximately $0.4 million under the Abbott License Agreement. There are no expenses relating to royalty and license fee income.

     Clinical laboratory revenues during three months ended October 31, 2007 were $11.3 million compared to $8.1 million in the 2007 period, an increase of $3.2 million or 40%. The Company experienced an increase in service revenues during the 2008 period primarily due to an expansion of an insurance provider agreement with United Healthcare in January 2007, which was partially offset by an increase in the contractual adjustment, which reduced gross billings by 80.6% as compared to 76.9% in the 2007 period. The increase in the contractual adjustment is due to continued competitive pricing throughout the industry which has negatively impacted reimbursement rates for tests.

     The cost of product revenues during the three months ended October 31, 2007 was $4.4 million compared to $0.6 million in the 2007 period, an increase of $3.8 million. The increase is primarily due to the inclusion of Axxora’s cost of product revenues of approximately $4.0 million for the quarter ended October 31, 2007, which includes the impact of an inventory fair value adjustment of $0.6 million related to sales of inventory acquired from Axxora. Gross profit margin was also negatively affected during the 2008 period as compared to the 2007 period by the decline in product revenues relating to New York products.

     The cost of clinical laboratory services during the three months ended October 31, 2007 was $5.1 million as compared to $3.5 million in the prior period, an increase of $1.6 million or 47%. Due to the increased volume of patients serviced and tests performed, the Company incurred increased costs primarily relating to reagent costs of $0.9 million, laboratory personnel costs of $0.4 million, and outside testing costs of $0.2 million.

     Research and development expenses were approximately $1.7 million during the three months ended October 31, 2007, compared to $1.9 million in the 2007 period, a decrease of $0.2 million or 9%. The decrease was primarily due to a decrease at the Therapeutic segment of $0.2 million in clinical trial activities and payroll and payroll related costs and a decrease of $0.1 million in supplies and related costs at Enzo Life Sciences – New York, partially offset by the inclusion of research and development incurred by Axxora of $0.1 million.

     Selling, general and administrative expenses were approximately $7.4 million during the three months ended October 31, 2007 as compared to $5.5 million in the 2007 period, an increase of $1.9 million or 34%. Included in the 2008 period is approximately $1.5 million of selling, general and administrative expenses related to Axxora‘s operations. The expense increases for the other Companies’ operations were in consulting, payroll and payroll related personnel costs of $0.4 million.

     The provision for uncollectible accounts receivable, relating to the clinical laboratory segment was $1.2 million for the three months ended October 31, 2007, compared to $0.9 million during the year ago period, a increase of $0.3 million or 27% and is due to the increase in clinical laboratory revenue of 40% and the composition of patients being serviced.

     Legal expense was $2.4 million during the three months ended October 31, 2007 compared to $2.1 million in the year ago period, an increase of $0.3 million or 14%, due to an increase in ongoing patent litigation.

     Interest income increased by $0.5 million or 60% to $1.5 million during the three months ended October 31, 2007 compared to $0.9 million during the 2007 period. The increase was due to higher invested cash generated from the proceeds from the Registered Direct Offerings of common stock in December 2006 and February 2007. The net cash proceeds from these fiscal 2007 offerings were $57.0 million. The Company earns interest by investing primarily in short term (30 to 90 days) commercial paper with high credit ratings and money market funds.

     Other income was $26,000 during the three months ended October 31, 2007 versus $2.0 million in the year ago period. During the 2007 period, the Company recognized a $2.0 million gain on a patent litigation settlement.

      The Company's effective tax rate benefit (provision) for the three months ended October 31, 2007 was 8.5%, compared to (3.7%) during the three months ended October 31, 2006.

      The tax benefit for the three months ended October 31, 2007 was based on state and local taxes and book to tax differences for inventory acquired from Axxora and differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

The tax provision for the three months ended October 31, 2006 was based on state and local taxes, and differed from the expected net operating loss benefit at the U.S. federal statutory rate of 34% primarily due the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

Segment Results

     The Life Sciences segment’s income before taxes was approximately $1.1 million for the three months ended October 31, 2007 as compared to $2.5 million in the 2007 period. The decrease is primarily due to the Company’s $2.0 million patent litigation settlement with Sigma Aldrich in the 2007 period, partially offset by an increase in royalties and license fee income in the 2008 period. Revenues from product shipments increased by $4.8 million due to the inclusion of products sales of $5.1 million in the 2008 period from Axxora, offset by declines in New York product unit shipments. Royalty and license fee income increased $1.0 million from the existing Digene agreement and the Abbott License Agreement entered into in the third quarter of fiscal 2007. The segment’s gross margin of $3.7 million was negatively impacted by $0.6 million representing the fair value adjustment attributed to the sale of inventory acquired from Axxora. Segment operating expenses, such as selling, general and administrative, increased by approximately $1.4 million during the 2008 period due to the inclusion of $1.5 million of Axxora’s expenses for the three months ended October 31, 2007, offset primarily by lower payroll and related expenses for the New York operations.

     The Therapeutics segment’s loss before income taxes was approximately $0.9 million for the three months ended October 31, 2007 as compared to a loss of $1.1 million for the 2007 period. The decrease in the loss of $0.2 million was primarily due to decreases in clinical trial activities, consulting, payroll and payroll related costs.

     The Clinical Laboratory segment’s income before taxes was $1.4 million for the three months ended October 31, 2007 as compared to $0.4 million in the 2007 period. The 2008 period was positively impacted by an increase in laboratory service revenues of $3.2 million or 40%, due to the expansion of an insurance provider agreement effective January 2007, which increased gross profit by approximately $1.6 million. The increase in gross profit was offset by an increase in the provision for uncollectible accounts receivable for the three months ended October 31, 2007 of approximately $0.3 million over the 2007 period. The increase in the provision for uncollectible accounts receivable and other operating expenses of $.3 million is attributed to the 40% increase in service revenues.

     The Other segment’s loss before taxes for the three months ended October 31, 2007 of approximately $3.0 million was comparable to the operating loss in the 2007 period. The Other segment’s 2008 period loss reflects an increase in general and administrative expenses of $0.2 million and legal expenses of $0.3 million offset by an increase in interest income of $0.5 million due to increased invested cash balances generated from the issuance of common stock in fiscal 2007. The increase in legal costs is attributed to ongoing patent litigation.

Liquidity and Capital Resources

At October 31, 2007, our cash and cash equivalents were $103.8 million, a decrease of $1.4 million from cash and cash equivalents at July 31, 2007. The decrease in cash during the three months ended October 31, 2007 was primarily due to the cash flow impacts discussed below. The Company had working capital of $113.2 million at October 31, 2007 compared to $113.9 million at July 31, 2007. The decrease in working capital was primarily the result of the decrease in cash and cash equivalents and other changes in current assets of $1.9 million offset by a decrease in current liabilities of approximately $1.2 million due to the timing of disbursements for trade payables and accrued expenses during the three month period.

Net cash used in operating activities for the three months ended October 31, 2007 was approximately $1.2 million as compared to net cash provided by operating activities of $2.3 million for the three months ended October 31, 2006. The increase in net cash used by operating activities in the 2008 period over the 2007 period of $3.5 million was primarily due to changes in operating assets and liabilities including: accounts receivable, accounts payable and accrued liabilities.

Net cash used in investing activities was approximately $0.6 million as compared to $0.3 million in the year ago period, primarily due to an increase in capital expenditures.

Net cash provided financing activities was approximately $0.3 million versus net cash provided by investing activities of $0.1 million in the year ago period due to an increase in the proceeds from exercise of stock options.

The Company believes that its current cash position is sufficient for its foreseeable liquidity and capital resource needs over the next 12 months, although there can be no assurance that future events will not alter such view.

Contractual Obligations

There were no significant changes to the Contractual Obligations disclosed in the Annual Report on Form 10-K for the 2007 fiscal year.

Management is not aware of any material claims, disputes or settled matters concerning third party reimbursement that would have a material effect on our financial statements.

Critical Accounting Policies

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon Enzo Biochem, Inc.’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses; these estimates and judgments also affect related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to contractual adjustments, allowance for uncollectible accounts, inventory, intangible assets and income taxes. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Product revenues

Revenues from product sales are recognized when the products are shipped and title transfers, the sales price is fixed or determinable and collectibility is reasonably assured. The revenue from the non-exclusive distribution agreements are recognized when shipments are made to their respective customers and reported to the Company. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. The Company records such consideration provided to distributors under these non-exclusive distribution agreements as a reduction to product revenues. The Company did not recognize any revenue from these distributors during the 2008 and 2007 periods. During the quarter ended October 31, 2007, one customer in the Life Science segment represented 16% of total product revenues.

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

The following is a table of the Clinical Labs segment’s net revenues and percentages by revenue category for the three months ended October 31, 2007 and 2006:

Net revenues	Three months ended		Three months ended
	October 31, 2007		October 31, 2006
Revenue category	(In 000’s)	(in %)	(In 000’s)	(in %)
Medicare	2,145	19	$ 1,954	24
Third-party payer	6,508	58	5,011	62
Patient self-pay	1,516	13	632	8
HMO’s	1,097	10	456	6
Total	$ 11,266	100%	$ 8,053	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Revenue, net of contractual adjustments, from direct billings under the Federal Medicare program during the three months ended October 31, 2007 and 2006 were approximately 19% and 24%, respectively, of the clinical lab segment’s revenue. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs.

The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Other than the Medicare program, one provider whose programs are included in the “Third-party payer” and “Health Maintenance Organizations” (“HMO’s”) categories represents 25% of the Clinical Labs services net revenue for the three months ended October 31, 2007. Other than the Medicare program, no other provider included in the “Third-party payer” and HMO’s categories exceeded 10% of the Clinical Labs services net revenue for the three months ended October 31, 2006.

Contractual Adjustment

The Company’s estimate of contractual adjustment is based on significant assumptions and judgments, such as its interpretation of payer reimbursement policies, and bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. Gross billings are based on a standard fee schedule we set for all third-party payers, including Medicare, HMO’s and managed care. The Company adjusts the contractual adjustment estimate quarterly, based on its evaluation of current and historical settlement experience with payers, industry reimbursement trends and other relevant factors. The other relevant factors that affect our contractual adjustment include the monthly and quarterly review of: 1) current gross billings and receivables and reimbursement by payer, 2) current changes in third party arrangements. 3) the growth of in-network provider arrangements and managed care plans specific to our Company.

Our clinical laboratory business is primarily dependent upon reimbursement from third-party payers, such as Medicare (which principally serves patients 65 and older) and insurers. We are subject to variances in reimbursement rates among different third-party payers, as well as constant changes of reimbursement rates. Changes that decrease reimbursement rates or coverage would negatively impact our revenues. The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and other government healthcare programs continue to shift to managed care. These trends will continue to reduce our revenues per test.

During the three months ended October 31, 2007 and 2006, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 80.6% and 76.9%, respectively, of gross billings. The Company believes the negative impact on revenues from the decline in reimbursement rates or the shift to managed care, other primary third-party payers, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could have resulted in a change in Clinical Labs services revenues of approximately $580,000 for the three months ended October 31, 2007, and could have resulted in a change in the net accounts receivable of approximately $325,000 as of October 31, 2007.

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

  an analysis of industry reimbursement trends;

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

The following is a table of the Company’s net accounts receivable by segment. The clinical laboratory segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At October 31, 2007 and July 31, 2007, approximately 66% and 69%, respectively, of the Company’s net accounts receivable relates to its clinical laboratory business, which operates in the New York Metropolitan and New Jersey Metropolitan areas.

The Life Sciences segment’s accounts receivable, of which $1.8 million or 36% and $1.8 million or 39% represents foreign receivables as of October 31, 2007 and July 31, 2007 respectively, includes royalties and license fee income receivables of $2.3 and $1.8 million, as of October 31, 2007 and July 31, 2007, respectively, of which approximately $1.9 and $1.5 million, respectively is from Digene Corporation (Note 12).

Net accounts receivable	As of		As of
	October 31, 2007		July 31, 2007
Billing category	(In 000’s)	(in %)	(In 000’s)	(in %)
Clinical laboratory
Medicare	$ 1,770	19%	$ 1,628	17%
Third-party payers	4,561	48	5,856	60
Patient self-pay	2,824	30	1,678	17
HMO’s	408	3	671	6
Total Clinical laboratory	$ 9,563	100%	$ 9,833	100%
Total Life Sciences	4,971		4,520
Total accounts receivable	$ 14,534		$ 14,353

Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	October 31, 2007	July 31, 2007
Beginning balance	$ 1,404	$ 1,033
Provision for uncollectible accounts receivable	1,159	4,653
Write-offs	(1,324)	(4,282)
Ending balance	$ 1,239	$ 1,404

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third-party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment, and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the three months ended October 31, 2007 and 2006, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare, until the payer’s filing date deadline occurs.

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

					Third
					Party
(in 000’s)	Total		Medicare		Payers		Self-pay		HMO’s
As of October 31, 2007	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
1-30 days	$15,568	52%	$3,609	45%	$2,307	31%	$6,907	62%	$2,745	84%
31-60 days	4,087	14%	723	9%	1,369	18%	1,833	16%	162	5%
61-90 days	3,075	10%	1,007	12%	1,072	15%	870	8%	126	4%
91-120 days	2,192	7%	643	8%	814	11%	657	6%	78	2%
121-150 days	1,808	6%	496	6%	759	10%	471	4%	82	3%
Greater than 150 days* .	3,258	11%	1649	20%	1,120	15%	430	4%	59	2%
Totals	$29,988	100%	$8,127	100%	$7,441	100%	$11,168	100%	$3,252	100%

					Third
					Party
(in 000’s)	Total		Medicare		Payers		Self-pay		HMO’s
As of July 31, 2007	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
1-30 days	$18,120	50	$3,630	40	$2,309	30	$8,561	59	$3,620	69
31-60 days	5,306	15	614	7	1,434	19	2,731	19	527	10
61-90 days	3,795	10	629	7	1,222	16	1,735	12	209	4
91-120 days	2,811	8	530	6	732	10	881	6	668	13
121-150 days	1,589	4	405	4	779	10	263	2	142	2
Greater than 150 days** .	4,760	13	3,246	36	1,173	15	226	2	115	2
Totals	$36,381	100%	$9,054	100%	$7,649	100%	$14,397	100%	$5,281	100%

*	Total includes $1,041 fully reserved over 210 days as of October 31, 2007.

**	Total includes $2,432 fully reserved over 210 days as of July 31, 2007.

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

On August 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). The interpretation requires that we determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authority. If a tax position meets the more likely than not recognition criteria, FIN 48 requires that the tax position be measured at the largest amount of benefit greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 has not had a material effect on our financial condition or results of operations.

Inventory

The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At October 31, 2007 and July 31, 2007, respectively, the reserve for excess and obsolete inventory was $428,000 and $379,000.

Recent Accounting Pronouncements

On August 1, 2007, the Company adopted FIN 48. FIN 48 prescribes a "more-likely-than-not" threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The Company did not have any significant unrecognized tax positions and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48. See Note 10, "Income Taxes," for additional information relating to the Company's implementation of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 establishes a common definition of fair value of financial instruments sets a framework for measuring fair value and expands disclosure about such fair value measurements. The Statement applies only to fair value measurements that are already required or permitted by other accounting standards and is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of FAS 157 will have a material effect on the Company’s financial statement disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The financial reporting of our non-US. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-US. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at October 31, 2007, our assets and liabilities would increase or decrease by approximately $1,425,000 and $510,000, respectively, and our net sales and net earnings would increase or decrease by approximately $1,194,000 and $39,000, respectively, on an annual basis. We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at October 31, 2007, our pre-tax earnings would be favorably or unfavorably impacted by approximately $24,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short term (30 – 90 days) commercial paper and money market funds with high credit ratings. Changes in interest rates may affect the investment income we earn on cash and cash equivalents debt and therefore affect our cash flows and results of operations. As of October 31, 2007, we were exposed to interest rate change market risk with respect to our short-term investments of $100.8 million. The short-term investments earn interest ranging from 4.60% to 5.50% . Each 100 basis point (or 1%) fluctuation in interest rates would increase or decrease interest income on the short-term investments by approximately $1 million on an annual basis.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the Company’s “disclosure controls and procedures” (as such term is defined under the Exchange Act), under the supervision and with the participation of the principal executive officer and the principal financial officer. Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. Notwithstanding the foregoing, a control system, no matter how well designed and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

     (b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2007 filed with the Securities and Exchange Commission.

Item 1A.     Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1, of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

Item 6.     Exhibits

Exhibit No.	Exhibit
31.1	Certification of Elazar Rabbani, Ph.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Barry Weiner pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32.1	Certification of Elazar Rabbani, Ph.D. pursuant to 18 U.S.C. ss.
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.
32.2	Certification of Barry Weiner pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZO BIOCHEM, INC.
(Registrant)

Date: December 10, 2007	by: /s/Barry Weiner
Chief Financial Officer