Form 10-Q
period 2008-01-31
ENZO BIOCHEM INC
filed 2008-03-11
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐              No ☒

As of March 1, 2008 the Registrant had approximately 36,810,000 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
January 31, 2008

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	January 31, 2008 (unaudited) and July 31, 2007 (audited)	3

	Consolidated Statements of Operations
	For the three and six months ended January 31, 2008 and 2007 (unaudited)	4

	Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
	For the six months ended January 31, 2008 (unaudited)	5

	Consolidated Statements of Cash Flows
	For the six months ended January 31, 2008 and 2007 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 6.	Exhibits	31

Signatures		31

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

ASSETS	January 31,	July 31,
	2008	2007
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$98,553	$105,149
Accounts receivable, net of allowances	13,493	14,353
Inventories	6,268	7,022
Prepaid expenses	1,633	1,767
Total current assets	119,947	128,291

Property, plant, and equipment, net	6,971	6,621
Goodwill	13,908	13,676
Intangible assets, net	9,097	9,338
Other	1,323	1,076
Total assets	$151,246	$159,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable - trade	$3,786	$4,111
Accrued liabilities	5,153	8,446
Other current liabilities	1,275	1,287
Deferred taxes	339	597
Total current liabilities	10,553	14,441

Deferred revenue	740	938
Deferred taxes	1,934	1,729

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or
outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued:
37,587,564 at January 31, 2008 and 37,280,723 at July 31, 2007	376	372
Additional paid-in capital	299,427	295,899
Less treasury stock at cost: 777,719 shares at January 31, 2008 and 596,456 shares at
July 31, 2007	(11,331)	(8,915)
Accumulated deficit	(150,791)	(145,504)
Accumulated other comprehensive income	338	42
Total stockholders’ equity	138,019	141,894
Total liabilities and stockholders’ equity	$151,246	$159,002

The accompanying notes are an integral part of
these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenues:
Product revenues	$6,028	$725	$11,890	$1,816
Royalty and license fee income	1,498	909	3,816	2,207
Clinical laboratory services	10,700	8,960	21,965	17,014
	18,226	10,594	37,671	21,037

Costs and expenses and other (income):
Cost of product revenues	4,210	412	8,644	1,021
Cost of clinical laboratory services	4,969	4,067	10,100	7,563
Research and development expense	2,449	2,459	4,151	4,320
Selling, general, and administrative expense	9,603	7,168	17,007	12,685
Provision for uncollectible accounts receivable	964	1,180	2,124	2,094
Legal expense	1,228	1,952	3,677	4,110
Interest income	(1,086)	(1,168)	(2,546)	(2,079)
Other income	(100)	(699)	(126)	(2,699)
	22,237	15,371	43,031	27,015

Loss before income taxes	(4,011)	(4,777)	(5,360)	(5,978)
(Provision) benefit for income taxes	(42)	(75)	73	(120)
Net loss	($4,053)	($4,852)	($5,287)	($6,098)

Net loss per common share:
Basic	($0.11)	($0.14)	($0.14)	($0.18)
Diluted	($0.11)	($0.14)	($0.14)	($0.18)

Weighted average common shares outstanding:
Basic	36,762	34,486	36,739	33,382
Diluted	36,762	34,486	36,739	33,382

The accompanying notes are an integral part of
these consolidated financial statements

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Six months ended January 31, 2008
(UNAUDITED)
(In thousands, except share data)

							Accumulated
	Common	Treasury	Common	Additional	Treasury		Other	Total
	Stock	Stock	Stock	Paid-in	Stock	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Shares	Amount	Capital	Amount	Deficit	Income	Equity	income (loss)
Balance at July 31, 2007	37,280,723	596,456	$372	$295,899	($8,915)	($145,504)	$42	$141,894

Net loss for the six months ended January 31, 2008						(5,287)		(5,287)	($5,287)
Purchase of treasury stock		181,263			(2,416)			(2,416)
Exercise of stock options	253,366		3	2,797				2,800
Vesting of restricted stock	53,475		1					1
Stock based compensation charges				743				743
Common stock issuance costs adjustment				(12)				(12)
Foreign currency translation adjustments							296	296	296
Comprehensive loss									($4,991)
Balance at January 31, 2008	37,587,564	777,719	$376	$299,427	($11,331)	($150,791)	$338	$138,019

The accompanying notes are an integral part of
these consolidated financial statements

     ENZO BIOCHEM, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended
	January 31,
	2008	2007
Cash flows from operating activities:
Net loss	($5,287)	($6,098)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property, plant and equipment	669	489
Amortization of intangible assets	241	39
Provision for uncollectible accounts receivable	2,124	2,094
Writeoff and/or reserve taken for obsolete inventory	93	-
Deferred income tax benefit	(276)	-
Share based compensation charges	743	870
Deferred revenue recognized	(225)	-
Accrual for 401(k) employer match	470	418
Other	5	10

Changes in operating assets and liabilities:
Accounts receivable	(1,208)	(1,896)
Inventories	784	18
Prepaid expenses	145	693
Recoverable and prepaid income taxes	-	124
Accounts payable - trade	(277)	(319)
Accrued liabilities	(3,736)	1,587
Other current liabilities	-	240
Deferred revenue	26	-
Total Adjustments	(422)	4,367

Net cash used in operating activities	(5,709)	(1,731)

Cash flows from investing activities:
Capital expenditures	(1,019)	(310)
Increase in cash surrender value	(77)	(117)
Increase in other assets and security deposits	(163)	(3)
Acquisition costs paid	(37)	-
Net cash used in investing activities	(1,296)	(430)

Cash flows from financing activities:
Net proceeds (issuance costs) from the issuance of common stock	(12)	43,106
Proceeds from the exercise of stock options	384	117
Net cash provided by financing activities	372	43,223

Effect of exchange rate changes on cash and cash equivalents	37	-

Increase (decrease) in cash and cash equivalents	(6,596)	41,062
Cash and cash equivalents - beginning of period	105,149	69,854
Cash and cash equivalents - end of period	$98,553	$110,916

The accompanying notes are an integral part of
these consolidated financial statements

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2008
and for the three and six month periods ended
January 31, 2008 and 2007
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Clinical Labs, Enzo Life Sciences, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. Effective May 31, 2007, Enzo Life Sciences, Inc. completed the acquisition of all of the outstanding capital stock of Axxora Life Sciences, Inc (“Axxora”). The consolidated balance sheet as of January 31, 2008, statement of stockholders’ equity and comprehensive income (loss) for the six months ended January 31, 2008, the statements of cash flows for the six months ended January 31, 2008 and 2007, and the consolidated statements of operations for the three and six months ended January 31, 2008 and 2007 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2007 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2007 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2008 and 2007 are not necessarily indicative of the results for the respective full years.

Recent Accounting Pronouncements

On August 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The Company did not have any significant unrecognized tax positions and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48. See Note 10, “Income Taxes,” for additional information relating to the Company’s implementation of FIN 48.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141 (R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to July 31, 2009, the adoption of Statement 141(R) on August 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007.

When required to adopt Statement 157, the Company expects to elect a partial deferral of Statement 157 as provided for under the provisions of FSP 157-2. The Company does not believe that the impact of partially adopting Statement 157 effective August 1, 2008 will have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not completed the assessment as to whether the impact of the adoption of SFAS No. 159 will have a material impact on its financial condition or results of operations.

Reclassifications

Certain amounts in prior year periods have been reclassified to conform to current year presentation. In the fourth quarter of Fiscal 2007, the Company reclassified shipping and handling costs previously included in selling expense to cost of sales. The shipping and handling costs reclassed were approximately $42,000 and $96,000, respectively, for the three and six months ended January 31, 2007.

Note 2 - Acquisition

On May 29, 2007, Enzo Life Sciences, Inc. (“Enzo Life Sciences”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”), by and among Enzo Life Sciences, Axxora Life Sciences, Inc. (“Axxora”) and the stockholders, option holders and warrant holders of Axxora who owned all of the issued and outstanding capital stock, options and warrants, respectively, of Axxora (collectively, the “Security holders”). Pursuant to the Agreement, Enzo Life Sciences purchased all of the issued and outstanding capital stock of Axxora from the Security holders for an aggregate purchase price of $16,322,000, exclusive of acquisition costs of $1,009,000 and assumed debt of $475,000. The Company acquired $881,000 in cash which is included in the current assets below. At closing $14,992,000 was paid to the Security holders, $1,280,000 was paid to an escrow agent for a one-year period following the closing to satisfy any indemnification obligations of the Security holders under the Agreement during that period and $50,000 was paid to an escrow agent, for a one-year period following the closing to pay certain out-of-pocket expenses of the representatives of the Security holders in connection with the transaction. Upon consummation of the acquisition on June 3, 2007 with an effective date of May 31, 2007, (“date of acquisition”), Axxora became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was financed with the Company’s cash and cash equivalents.

The following table presents the preliminary estimated fair values of the assets acquired and liabilities assumed on the date of acquisition (in thousands) as at January 31, 2008:

Current assets	$9,033
Property and equipment	360
Other assets	82
Other intangible assets	8,220
Goodwill	6,456
Total assets acquired	24,151
Less:
Current liabilities	4,394
Deferred tax liabilities	2,426
Total liabilities assumed	6,820

Net assets acquired	$17,331

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

	Three months ended	Six months ended
In thousands (except per share amounts)	January 31, 2007	January 31, 2007
Net revenues	$14,761	$29,333
Net loss	(4,942)	(6,020)
Net loss per common share – basic and diluted:	($0.14)	($0.18)

Note 3 – Net loss per share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the three and six months ended January 31, 2008 and 2007. Diluted net loss per common shares is computed using the weighted average number of shares outstanding during the three and six months ended January 31, 2008 and 2007, and excludes the effect of dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards) as their inclusion would be antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of “in the money” stock options, net of shares repurchased with the option exercise proceeds and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

	Three months ended		Six months ended
	January 31,		January 31,
(In thousands)	2008	2007	2008	2007
Potential net shares, issued from exercise of “in
the money” employee and director stock options
and restricted stock awards, excluded from
diluted net loss per share calculation	237	691	336	562

The following table summarizes the number of “out of the money” options excluded from the computation of diluted net loss per share because the effect of their potential exercise is anti-dilutive.

	Three months ended		Six months ended
	January 31,		January 31,
(In thousands)	2008	2007	2008	2007
“Out of the money” employee and director stock
options	1,746	905	1,746	905

Note 4 – Share-based compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations effective August 1, 2005. Compensation costs recognized in the three and six month periods ended January 31, 2008 and 2007 include compensation costs for all share-based payments granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation costs for all share-based payments granted subsequent to August 1, 2005, based on the grant fair value estimated in accordance with the provisions of SFAS 123(R).

The following table sets forth the amount of share based compensation expense upon vesting and per share data related to share-based payment arrangements included in the accompanying statements of operations:

	Three months ended		Six months ended
In thousands, except per share data	January 31,		January 31,
	2008	2007	2008	2007
Stock options	$70	$367	$141	$676
Restricted stock awards	341	133	602	194
Total	$411	$500	$743	$870

Impact on basic and diluted net loss per
common share	$0.01	$0.02	$0.02	$0.03

As included in the statements of operations
Cost of product revenues	$4	$3	$6	$6
Research and development	37	51	41	98
Selling, general and administrative	370	446	696	766
	$411	$500	$743	$870

No excess tax benefits were recognized during the three or six month periods ended January 31, 2008 and 2007.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the six month period ended January 31, 2008 is as follows:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at August 1, 2007	2,700,457	$ 13.32	$4,262,000
Exercised	(253,366)	$ 11.05
Cancelled	(23,166)	$ 11.26
Outstanding at end of period	2,423,925	$ 13.58	$1,259,600
Exercisable at end of period	2,394,921	$ 13.58	$1,259,500
Available for grant at
January 31, 2008	461,900

As of January 31, 2008, there was approximately $261,000 of total unrecognized compensation cost related to unvested stock option-based compensation, which will be recognized over a weighted average life of approximately one half year.

During the six months ended January 31, 2008 and 2007, the Company received cash proceeds of approximately $384,000 and $117,000, respectively, from the exercise of 33,208 and 35,359 stock options, respectively. The aggregate intrinsic value of stock options exercised during the six months ended January 31, 2008 and 2007, including the non-cash transactions (Note 5) was approximately $0.7 million and $0.2 million, respectively.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the six months ended January 31, 2008 is as follows:

		Weighted Average
	Awards	Award Price
Unvested at beginning of period	141,062	$14.15
Granted	140,040	$11.61
Vested	(53,475)	$(14.65)
Forfeited	(6,000)	$13.83
Unvested at end of period	221,627	$12.43

The fair value of a restricted stock award is determined based on the closing stock price on the grant date. As of January 31, 2008, there was approximately $2,398,000 of total unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average period of one and a half years.

Note 5 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company’s consolidated statements of cash flows is as follows (In thousands):

	Six months ended January 31,
	2008	2007
Taxes paid (refunded) – net	$ 131	$ (56)

During the six months ended January 31, 2008, certain officers and a director of the Company exercised 220,158 stock options in non-cash transactions. The individuals surrendered 181,263 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $2.4 million, the market value of the surrendered shares, as treasury stock.

Note 6 – Comprehensive loss

During the three months ended January 31, 2008 and 2007, total comprehensive loss was approximately $3.9 million and $4.9 million, respectively. During the six months ended January 31, 2008 and 2007, total comprehensive loss was approximately $5.0 million and $6.1 million, respectively.

At January 31, 2008 and July 31, 2007, the accumulated other comprehensive income relates to cumulative translation adjustments.

Note 7 - Inventories

Inventories, net of reserves of $442,000 and $379,000, respectively, consist of the following, as of:

(In thousands)	January 31, 2008	July 31, 2007
Raw materials	$20	$34
Work in process	1,130	1,221
Finished products	5,118	5,767
	$6,268	$7,022

Note 8 – Goodwill and intangible assets

The Company’s goodwill, net of amortization, as of January 31, 2008 is as follows:

In thousands
Balance – July 31, 2007	$13,676
Additional purchase price adjustments arising from fiscal 2007
business combination in Life Science segment (Note 2)	232
Balance – January 31, 2008	$13,908

Intangible assets consist of licenses, trade names, customer relationships and product designs acquired pursuant to acquisitions, and patents. Intangible assets, all of which are included in the Life Science segment, consist of the following (in thousands):

	January 31, 2008			July 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Finite-lived intangible assets:
Patents	$11,027	$(9,888)	$1,139	$11,027	$(9,849)	$1,178
Customer relationships	3,890	(166)	3,724	3,890	(36)	3,854
Non-compete and
employment agreements	360	(60)	300	360	(15)	345
Website and acquired content	270	(36)	234	270	(9)	261
Indefinitely-lived intangible
assets:
Trademarks	3,700	—	3,700	3,700	—	3,700
Total	$19,247	$(10,150)	$9,097	$19,247	$(9,909)	$9,338

Note 9 – Accrued liabilities and other current liabilities

Accrued liabilities consist of:

In thousands	January 31, 2008	July 31, 2007
Legal	$771	$4,542
Payroll, benefits, and commissions	2,113	1,417
Research and development	262	344
Professional fees	805	986
Outside reference lab testing	165	276
Other	1,037	881
	$5,153	$8,446

Other current liabilities consist of:

In thousands	January 31, 2008	July 31, 2007
Deferred revenue	$830	$770
Other	445	517
	$1,275	$1,287

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate (provision) for the three months ended January 31, 2008 was (1.0%) compared to (1.6%) during the three months ended January 31, 2007. The tax provision for the three months ended January 31, 2008 was based on state and local taxes and book to tax differences for acquired inventory. The Company’s effective tax rate for the three months ended January 31, 2007 was based on state and local taxes. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company’s effective tax rate benefit (provision) for the six months ended January 31, 2008 was 1.4% compared to (2.0%) during the six months ended January 31, 2007. The tax benefit for the six months ended January 31, 2008 was based on state and local taxes and book to tax differences for acquired inventory. The Company’s effective tax rate for the six months ended January 31, 2007 was based on state and local taxes. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

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

In connection with a business combination, the Company recorded as of May 31, 2007 approximately $300,000 for an uncertain tax position, including accrued interest of $39,000, with respect to a deemed dividend. During the three and six months ended January 31, 2008, the Company accrued $8,000 and $16,000, respectively, in interest with respect to the uncertain tax position. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense.

Note 11 – Other income

The Company as plaintiff and Sigma Aldrich (“Sigma”) entered into a Settlement Agreement and Release effective September 15, 2006 (the “Settlement”). Pursuant to the Settlement, the Company’s litigation with Sigma was dismissed and the Company recognized a $2.0 million gain on patent litigation settlement in the accompanying consolidated statement of operations for the six months ended January 31, 2007. During the three months ended January 31, 2007, the Company received a payment of approximately $699,000 from Perkin Elmer Inc. (“Perkin Elmer”) for amounts due under a Distribution Agreement (the “Distribution Agreement”) which terminated December 31, 2004. The Distribution Agreement is presently subject to a lawsuit for breach of contract, patent infringement, unfair competition under state law, unfair competition under federal law, tortuous interference with business relations, and fraud in the inducement of contract. Perkin Elmer advised in a letter to the Company that the payment was owed under the Distribution Agreement and was delayed because of changes to their accounting system and personnel changes and that it was always their intent to comply with the Distribution Agreement. The Company advised Perkin Elmer that the payment did not represent all amounts owed under the Distribution Agreement. Accordingly, the payment was included in “Other income” in the accompanying consolidated statements of operations for the three and six months ended January 31, 2007.

Note 12 – Royalty and licensing income

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the “Agreement”). Subsequent to the settlement, the Agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent in April 2018. During the three months ended January 31, 2008 and 2007, the Company recorded approximately $1.0 million and $0.9 million, respectively, in royalties from the Agreement; and during the six months ended January 31, 2008 and 2007, recorded approximately $2.9 million and $2.2 million, respectively. Digene was acquired by QIAGEN N.V. in July 2007.

During the three and six months ended January 31, 2008, the Company recorded approximately $0.5 million and $0.9 million, respectively, in royalties and license fee income under a licensing agreement with Abbott Molecular, Inc. (“Abbott”) entered into in the third quarter of fiscal 2007.

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

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2008

Revenues:	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Product revenues	$6,028	—	—	—	$6,028
Royalty and license fee income	1,498	—	—	—	1,498
Clinical laboratory services	—	—	$10,700	—	10,700
	7,526	—	10,700	—	18,226

Costs and expenses and other (income):
Cost of product revenues	4,210	—	—	—	4,210
Cost of clinical laboratory services	—	—	4,969	—	4,969
Research and development	994	1,455	—	—	2,449
Provision for uncollectible accounts receivable	—	—	964	—	964
Selling, general and administrative and legal	2,174	—	4,243	$4,414	10,831
Interest income	—	—	(76)	(1,010)	(1,086)
Other income	—	(100)	—	—	(100)

Income (loss) before income taxes	$148	$(1,355)	$600	$(3,404)	$(4,011)

Depreciation and amortization included above	$208	$8	$207	$38	$461

Share-based compensation included in above:
Cost of product revenues	$4	—	—	—	$4
Research and development	25	$12	—	—	37
Selling, general and administrative and legal	29	—	$64	$277	370
Total	$58	12	$64	$277	$411

Capital expenditures	$545	$56	$10	$6	$617

Three months ended January 31, 2007

Revenues:	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Product revenues	$725	—	—	—	$725
Royalty and license fee income	909				909
Clinical laboratory services	—	—	$8,960	—	8,960
	1,634	—	8,960	—	10,594

Costs and expenses and other (income):
Cost of product revenues	412	—	—	—	412
Cost of clinical laboratory services	—	—	4,067	—	4,067
Research and development	903	$1,556	—	—	2,459
Provision for uncollectible accounts receivable	—	—	1,180	—	1,180
Selling, general and administrative and legal	468	—	3,807	$4,845	9,120
Interest income	—	—	—	(1,168)	(1,168)
Other income	(699)	—	—	—	(699)

Income (loss) before income taxes	$550	$(1,556)	$(94)	$(3,677)	$(4,777)

Depreciation and amortization included above	$44	$4	$201	$9	$258

Share-based compensation included in above:
Cost of product revenues	$3	—	—	—	$3
Research and development	18	$33	—	—	51
Selling, general and administrative and legal	8	—	$152	$286	446
Total	$29	$33	$152	$286	$500

Capital expenditures	$18	$ $ —	$135	$—	$153

Six months ended January 31, 2008

Revenues:	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Product revenues	$11,890	—	—	—	$11,890
Royalty and license fee income	3,816				3,816
Clinical laboratory services	—	—	$21,965	—	21,965
	15,706	—	21,965	—	37,671

Costs and expenses and other (income):
Cost of product revenues	8,644	—	—	—	8,644
Cost of clinical laboratory services	—	—	10,100	—	10,100
Research and development	1,797	$2,354	—	—	4,151
Provision for uncollectible accounts receivable	—	—	2,124	—	2,124
Selling, general and administrative and legal	4,054	—	7,844	$8,786	20,684
Interest income	—	—	(143)	(2,403)	(2,546)
Other income	(26)	(100)	—	—	(126)

Income (loss) before income taxes	$1,237	$(2,254)	$2,040	$(6,383)	$(5,360)

Depreciation and amortization included above	$400	$15	$418	$77	$910

Share-based compensation included in above:
Cost of product revenues	$6	—	—	—	6
Research and development	29	$12	—	—	$41
Selling, general and administrative and legal	60	—	$118	$518	696
Total	$95	12	$118	$518	$743

Capital expenditures	$659	$64	$263	$33	$1,019

Six months ended January 31, 2007

Revenues:	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Product revenues	$1,816	—	—	—	$1,816
Royalty and license fee income	2,207				2,207
Clinical laboratory services	—	—	$17,014	—	17,014
	4,023	—	17,014	—	21,037

Costs and expenses and other (income):
Cost of product revenues	1,021	—	—	—	1,021
Cost of clinical laboratory services	—	—	7,563	—	7,563
Research and development	1,732	$2,588	—	—	4,320
Provision for uncollectible accounts receivable	—	—	2,094	—	2,094
Selling, general and administrative and legal	912	—	7,083	$8,800	16,795
Interest income	—	—	—	(2,079)	(2,079)
Other income	(2,699)	—	—	—	(2,699)

Income (loss) before income taxes	$3,057	$(2,588)	$274	$(6,721)	$(5,978)

Depreciation and amortization included above	$92	$7	$411	$18	$528

Share-based compensation included in above:
Cost of product revenues	$6	—	—	—	$6
Research and development	36	$62	—	—	98
Selling, general and administrative and legal	15	—	$238	$513	766
Total	$57	$62	$238	$513	$870

Capital expenditures	$61	$7	$242	$—	$310

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

     We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the 2007 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

     Enzo Clinical Labs is a regional clinical laboratory to the New York Metropolitan and New Jersey areas. The Company believes this allows us to capitalize firsthand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive diagnostics. Enzo Clinical Labs offers a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, and search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of 20 patient service centers, a stand alone “stat” or rapid response laboratory in New York City, and a full-service phlebotomy department.

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

     Recent Developments

     Axxora Life Science, Inc. Acquisition

     Effective May 31, 2007, Enzo Life Sciences entered into a Stock Purchase Agreement pursuant to which Enzo Life Sciences purchased all of the issued and outstanding capital stock of Axxora Life Sciences, Inc. (“Axxora”) for an aggregate purchase price of $16.3 million in cash, exclusive of acquisition costs of approximately $1 million and assumed debt of $475,000. Upon consummation of the acquisition Axxora became a wholly-owned subsidiary of Enzo Life Sciences. The consolidated statements for the three and six months ended January 31, 2008 include the results of operations of Axxora. Axxora is included in the Life Sciences segment.

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

Results of Operations
Three months ended January 31, 2008 as compared to January 31, 2007

Comparative Financial Data for the Three Months Ended January 31,

(in thousands)

Revenues:	2008	2007	Increase (Decrease)	% Change

Product sales	$6,028	$725	$5,303	731%
Royalty and license fee income	1,498	909	589	65
Clinical laboratory services	10,700	8,960	1,740	19
Total revenues	18,226	10,594	7,632	72

Costs and expenses and other (income):
Cost of products	4,210	412	3,798	922%
Cost of laboratory services	4,969	4,067	902	22
Research and development	2,449	2,459	(10)	-
Selling, general and administrative	9,603	7,168	2,435	34
Provision for uncollectible accounts receivable	964	1,180	(216)	(18)
Legal expenses	1,228	1,952	(724)	(37)
Interest income	(1,086)	(1,168)	82	(7)
Other income	(100)	(699)	599	(86)
Total costs and expenses - net	22,237	15,371	6,866	45

Loss before income taxes	($4,011)	($4,777)	$766	(16%)

Consolidated Results:

The “2008 period” and the “2007 period” refer to the fiscal three months ended January 31, 2008 and 2007, respectively. Product revenues during three months ended January 31, 2008 were $6.0 million compared to $0.7 million in the 2007 period, an increase of $5.3 million or 731%. The increase is due to the inclusion of Axxora product sales of $5.4 million for the quarter ended January 31, 2008 partially offset by a decline of $0.1 million in product sales of Enzo Life Sciences New York (“New York”) products during the 2008 period versus the 2007 period.

Royalty and license fee income during three months ended January 31, 2008 was $1.5 million compared to $0.9 million in the 2007 period, an increase of $0.6 million or 65%. Royalties are earned from net sales of Digene products subject to a license and from a License Agreement with Abbott which was entered into in the third quarter of fiscal 2007. During three months ended January 31, 2008, the Company recognized royalties of approximately $1.0 million from Digene, an increase of approximately $0.1 million over the prior year ago period, and royalties and license fees of approximately $0.5 million under the Abbott License Agreement. There are no expenses relating to royalty and license fee income.

Clinical laboratory revenues during three months ended January 31, 2008 were $10.7 million compared to $9.0 million in the 2007 period, an increase of $1.7 million or 19%. The increase in the 2008 period is primarily attributable to the expansion of the insurance provider agreement with United Healthcare which occurred in January 2007, which increased service revenues during the entire 2008 period. The increase in service revenues was partially offset by an increase in the contractual adjustment in the 2008 period, which reduced gross billings by 81.0% as compared to 77.6% in the 2007 period. The increase in the contractual adjustment is due to continued competitive pricing throughout the industry which has negatively impacted reimbursement rates for tests.

The cost of product revenues during the three months ended January 31, 2008 was $4.2 million compared to $0.4 million in the 2007 period, an increase of $3.8 million. The increase is due to the inclusion of Axxora’s cost of product revenues of $3.9 million for the quarter ended January 31, 2008, which includes the impact of an inventory fair value adjustment of $0.4 million related to sales of inventory acquired from Axxora.

The cost of clinical laboratory services during the three months ended January 31, 2008 was $5.0 million as compared to $4.1 million in the 2007 period, an increase of $0.9 million or 22%.The increase is attributable to the increased volume of patients serviced and tests performed. The Company incurred increased costs in the 2008 period primarily relating to reagent costs of $0.5 million and laboratory personnel costs of $0.3 million.

Research and development expenses were approximately $2.4 million during both the 2008 and 2007 periods. During the 2008 period, a decrease at the Therapeutic segment of $0.1 million in R&D costs was offset by the inclusion of research and development incurred by Axxora of $0.2 million.

Selling, general and administrative expenses were approximately $9.6 million during the three months ended January 31, 2008 as compared to $7.2 million in the 2007 period, an increase of $2.4 million or 34%. Included in the 2008 period is approximately $1.6 million of selling, general and administrative expenses related to Axxora’s operations. The expense increases for the other Companies’ operations were in payroll and payroll related personnel costs of $0.6 million and professional fees of $0.1 million.

The provision for uncollectible accounts receivable, relating to the clinical laboratory segment was $1.0 million for the three months ended January 31, 2008, compared to $1.2 million during the year ago period, a decrease of $0.2 million or 18% due to improved billing and collection procedures.

Legal expense was $1.2 million during the three months ended January 31, 2008 compared to $1.9 million in the year ago period, a decrease of $0.7 million or 37%, due to a decrease in patent litigation activity in the current the period compared to the 2007 period.

Interest income decreased by $0.1 million or 7% to $1.1 million during the three months ended January 31, 2008 compared to $1.2 million during the 2007 period. The Company earns interest by investing primarily in short term (30 to 90 days) commercial paper with high credit ratings and money market funds. Despite higher invested balances during the 2008 period, interest income decreased because the rates offered on commercial paper and money market funds declined in response to monetary policy actions taken by the U.S. Federal Reserve.

Other income was $0.1 million during the three months ended January 31, 2008 versus $0.7 million in the year ago period. During the 2007 period, the Company recognized a $0.7 million payment from a former distributor under an expired distribution agreement which is presently subject to a lawsuit in which the Company is plaintiff.

The Company’s effective tax rate (provision) for the three months ended January 31, 2008 was (1.0%), compared to (1.6%) during the three months ended January 31, 2007. The tax (provision) for the three months ended January 31, 2008 was based on state and local taxes and book to tax differences for inventory acquired from Axxora and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

The tax (provision) for the three months ended January 31, 2007 was based on state and local taxes, and differed from the expected net operating loss benefit at the U.S. federal statutory rate of 34% primarily due the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carry forward benefit.

Segment Results

The Life Sciences segment’s income before taxes was approximately $0.1 million for the three months ended January 31, 2008 as compared to $0.5 million in the 2007 period. Revenues from product shipments in the 2008 period increased by $5.3 million due to the inclusion of products sales of $5.4 million from Axxora, offset by a decline in New York product unit shipments. Royalty and license fee income in the 2008 period increased $0.6 million from the existing Digene agreement and the Abbott License Agreement entered into in the third quarter of fiscal 2007. The segment’s 2008 period gross margin of $3.3 million was negatively impacted by the $0.4 million fair value adjustment attributed to the sale of inventory acquired from Axxora. Segment operating expenses, including selling, general and administrative and research and development, increased by approximately $1.8 million during the 2008 period primarily due to the inclusion of $1.7 million of Axxora’s expenses for the three months ended January 31, 2008. During the 2007 period, the Company recognized a $0.7 million payment from a former distributor under an expired distribution agreement which is presently subject to a lawsuit in which the Company is plaintiff.

The Therapeutics segment’s loss before income taxes was approximately $1.4 million for the three months ended January 31, 2008 as compared to a loss of $1.6 million for the 2007 period. The decrease in the loss of $0.2 million was primarily due to decreases in clinical trial activities and the recognition of $0.1 million from a government grant, included in other income in the consolidated financial statements.

The Clinical Laboratory segment’s income before taxes was $0.6 million for the three months ended January 31, 2008 as compared to loss of ($0.1) million in the 2007 period. The 2008 period was positively impacted by an increase in laboratory service revenues of $1.7 million or 19%, due to the expansion of an insurance provider agreement effective January 2007, which increased gross profit by approximately $0.8 million. The increase in gross profit was offset by an increase in selling, general and administrative costs of approximately $0.4 million during the 2008 period primarily due to increases in commissions and office support salaries and benefits, attributable to the increase in service revenues. Segment operating results in the 2008 period were positively affected by a decrease in the provision for uncollectible accounts of $0.2 million as compared to the 2007 period.

The Other segment’s loss before taxes for the three months ended January 31, 2008 was approximately $3.4 million compared to $3.7 million in the 2007 period. The change reflects a decrease in legal expenses of $0.7 million attributable to a decrease in patent litigation activities, offset by an increase in payroll and benefits of $0.2 million, an increase in professional fees of $0.1 million, and a decrease in interest income of $0.1 million due to lower interest rates earned on short term investments.

Results of Operations
Six months ended January 31, 2008 as compared to January 31, 2007

Comparative Financial Data for the Six Months Ended January 31,

(in thousands)

Revenues:	2008	2007	Increase (Decrease)	% Change
Product sales	$11,890	$1,816	$10,074	555%
Royalty and license fee income	3,816	2,207	1,609	73
Clinical laboratory services	21,965	17,014	4,951	29
Total revenues	37,671	21,037	16,634	79

Costs and expenses and other (income):
Cost of products	8,644	1,021	7,623	747%
Cost of laboratory services	10,100	7,563	2,537	34
Research and development	4,151	4,320	(169)	(4)
Selling, general and administrative	17,007	12,685	4,322	34
Provision for uncollectible accounts receivable	2,124	2,094	30	1
Legal expenses	3,677	4,110	(433)	(11)
Interest income	(2,546)	(2,079)	(467)	22
Other income	(126)	(2,699)	2,573	(95)
Total costs and expenses - net	43,031	27,015	16,016	59

Loss before income taxes	($5,360)	($5,978)	$618	10%

Consolidated Results:

The “2008 period” and the “2007 period” refer to the fiscal six months ended January 31, 2008 and 2007, respectively.

Product revenues during six months ended January 31, 2008 were $11.9 million compared to $1.8 million in the year ago period, an increase of $10.1 million or 555%. The increase is due to the inclusion of Axxora product sales of $10.4 million in the 2008 period partially offset by a decline of $0.3 million in product sales of Enzo Life Sciences New York (“New York”) products during 2008 period versus the 2007 period.

Royalty and license fee income during six months ended January 31, 2008 was $3.8 million compared to $2.2 million in the 2007 period, an increase of $1.6 million or 73%. Royalties are earned from net sales of Digene products subject to a license and from a License Agreement with Abbott which was entered into in the third quarter of fiscal 2007. During six months ended January 31, 2008, the Company recognized royalties of approximately $2.9 million from Digene, an increase of approximately $0.7 million over the prior year ago period, and royalties and license fees under the Abbott License Agreement of approximately $0.9 million. There are no expenses relating to royalty and license fee income.

Clinical laboratory revenues during six months ended January 31, 2008 were $22.0 million compared to $17.0 million in the 2007 period, an increase of $5.0 million or 29%. The Company experienced an increase in service revenues during the entire 2008 period primarily due to an expansion of an insurance provider agreement with United Healthcare which occurred in January 2007, which was partially offset by an increase in the contractual adjustment, which reduced gross billings by 80.8% as compared to 77.3% in the 2007 period. The increase in the contractual adjustment is due to continued competitive pricing throughout the industry which has negatively impacted reimbursement rates for tests.

The cost of product revenues during the six months ended January 31, 2008 was $8.6 million compared to $1.0 million in the 2007 period, an increase of $7.6 million. The increase is due to the inclusion of Axxora’s cost of product revenues of approximately $7.8 million for the 2008 period, which includes the impact of an inventory fair value adjustment of $1.0 million related to sales of inventory acquired from Axxora. Cost of product revenues relating to New York products decreased $0.2 million due to the decline in its product revenues.

The cost of clinical laboratory services during the six months ended January 31, 2008 was $10.1 million as compared to $7.6 million in the prior period, an increase of $2.5 million or 34%. Due to the increased volume of patients serviced and tests performed, the Company incurred increased costs primarily relating to reagent costs of $1.4 million, laboratory personnel costs of $0.7 million, and outside testing costs of $0.2 million.

Research and development expenses were approximately $4.1 million during the six months ended January 31, 2008, compared to $4.3 million in the 2007 period, a decrease of $0.2 million or 4%. The decrease was primarily due to a decrease at the Therapeutic segment of $0.2 million in clinical trial activities, a decrease of $0.1 million in research supplies and related costs at Enzo Life Sciences – New York, partially offset by the inclusion of research and development incurred by Axxora of $0.2 million.

Selling, general and administrative expenses were approximately $17.0 million during the six months ended January 31, 2008 as compared to $12.7 million in the 2007 period, an increase of $4.3 million or 34%. Included in the 2008 period is approximately $3.1 million of selling, general and administrative expenses related to Axxora’s operations. The increase in the other Companies’ operations of approximately $1.2 million was primarily due to payroll and payroll related personnel costs approximating $0.8 million and professional fees of $0.2 million.

The provision for uncollectible accounts receivable, relating to the clinical laboratory segment was $2.1 million for the six months ended January 31, 2008 and comparable to the 2007 period despite the increase in clinical laboratory revenue of 29% and the composition of patients being serviced, due to improved billing and collections procedures.

Legal expense was $3.7 million during the six months ended January 31, 2008 compared to $4.1 million in the 2007 period, a decrease of $0.4 million or 11%, due to a due to a decrease in patent litigation activity in the current period.

Interest income increased by $0.5 million or 22% to $2.5 million during the six months ended January 31, 2008 compared to $2.0 million during the 2007 period. The increase was due to an increase in cash available for investment generated from the proceeds from the registered direct offerings of common stock in December 2006 and February 2007. The net cash proceeds from these fiscal 2007 offerings were $57.0 million. The Company earns interest by investing primarily in short term (30 to 90 days) commercial paper with high credit ratings and money market funds. During the 2008 period, the average interest rate earned was 5%.

Other income was $0.1 million during the six months ended January 31, 2008 versus $2.7 million in the year ago period. During the 2007 period, the Company recognized a $2.0 million gain on a patent litigation settlement and a $0.7 million payment from a former distributor under an expired distribution agreement which is presently subject to a lawsuit in which the Company is plaintiff.

The Company’s effective tax rate benefit for the six months ended January 31, 2008 was 1.4%, compared to a provision of (2.0%) during the 2007 period. The tax benefit for the six months ended January 31, 2008 was based on state and local taxes and book to tax differences for inventory acquired from Axxora and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

The tax provision for the six months ended January 31, 2007 was based on state and local taxes, and differed from the expected net operating loss benefit at the U.S. federal statutory rate of 34% primarily due the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carry forward benefit.

Segment Results

The Life Sciences segment’s income before taxes was approximately $1.2 million for the six months ended January 31, 2008 as compared to $3.1 million in the 2007 period. The decrease is primarily due to the recognition in the 2007 period of the Company’s $2.0 million patent litigation settlement with Sigma Aldrich and a $0.7 million payment from a former distributor under an expired distribution agreement which is presently subject to a lawsuit in which the Company is plaintiff. Revenues from product shipments increased by $10.0 million due to the inclusion of products sales of $10.4 million from Axxora in the 2008 period, offset by declines in New York product unit shipments. Royalty and license fee income increased $1.6 million from the existing Digene agreement and the Abbott License Agreement entered into in the third quarter of fiscal 2007. The segment’s gross margin of $7.1 million was negatively impacted by $1.0 million representing the fair value adjustment attributed to the sale of inventory acquired from Axxora. Segment operating expenses, including selling, general and administrative and research and development, increased by approximately $3.2 million during the 2008 period primarily due to the inclusion of Axxora’s expenses.

The Therapeutics segment’s loss before income taxes was approximately $2.3 million for the six months ended January 31, 2008 as compared to a loss of $2.6 million for the 2007 period. The decrease in the loss of $0.3 million was primarily due to decreases in clinical trial activities, consulting, payroll and payroll related costs of $0.2 million, and the recognition of $0.1 million from a government grant, included in other income in the consolidated financial statements.

The Clinical Laboratory segment’s income before taxes was $2.0 million for the six months ended January 31, 2008 as compared to $0.3 million in the 2007 period. The 2008 period was positively impacted by an increase in laboratory service revenues of $5.0 million or 29%, due to the expansion of an insurance provider agreement effective January 2007, which increased gross profit by approximately $2.4 million. The increase in the 2008 period’s gross profit was offset by an increase in selling, general and administrative costs of approximately $0.8 million primarily due to increases in commissions and office support salaries, attributable to the increase in service revenues. The segment also earned interest in the 2008 period of $0.1 million on its cash generated by operations.

The Other segment’s loss before taxes for the six months ended January 31, 2008 was approximately $6.4 million as compared to $6.7 in the 2007 period. The Other segment’s 2008 period loss reflects an increase in general and administrative expenses of $0.4 million offset by a decrease in legal expenses of $0.4 million due to a decrease in patent litigation activity in the current period compared to the 2007 period. The increase in interest income of $0.3 million contributed to the reduced segment loss in the 2008 period.

Liquidity and Capital Resources

At January 31, 2008, our cash and cash equivalents were $98.6 million, a decrease of $6.6 million from cash and cash equivalents at July 31, 2007. The decrease in cash during the six months ended January 31, 2008 was primarily due to the cash flow impacts discussed below. The Company had working capital of $109.4 million at January 31, 2008 compared to $113.9 million at July 31, 2007. The decrease in working capital was primarily the result of the decrease in cash and cash equivalents and other changes in current assets of $8.3 million offset by a decrease in current liabilities of approximately $3.9 million due to the timing of disbursements for accrued expenses during the six month period.

Net cash used in operating activities for the six months ended January 31, 2008 was approximately $5.7 million as compared to $1.7 million for the six months ended January 31, 2007. The increase in net cash used by operating activities in the 2008 period over the 2007 period of $4.0 million was primarily due to changes in operating assets and liabilities and in particular the decrease in accrued liabilities of $3.7 million in the 2008 period.

Net cash used in investing activities was approximately $1.3 million as compared to $0.4 million in the year ago period, primarily due to an increase in capital expenditures of $0.7 million.

Net cash provided by financing activities was approximately $0.4 million in the 2008 period from stock options exercise proceeds. In the 2007 period, net cash provided by financing activities were $43.2 million which reflects $43.1 million in net proceeds from the registered direct offerings of shares of the Company’s common stock in December 2006 and January 2007.

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

Product revenues

Revenues from product sales are recognized when the products are shipped and title transfers, the sales price is fixed or determinable and collectibility is reasonably assured. The revenue from the non-exclusive distribution agreements are recognized when shipments are made to their respective customers and reported to the Company. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. The Company records such consideration provided to distributors under these non-exclusive distribution agreements as a reduction to product revenues. The Company did not recognize any revenue from these distributors during the 2008 and 2007 periods. During the three and six months ended January 31, 2008, one customer in the Life Science segment represented 14% and 15%, respectively of total product revenues.

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

The following are tables of the Clinical Labs segment’s net revenues and percentages by revenue category for the three and six months ended January 31, 2008 and 2007:

Net revenues	Three months ended		Three months ended
	January 31, 2008		January 31, 2007
Revenue category	(In thousands)	(in %)	(In thousands)	(in %)
Medicare	$1,809	17	$2,008	22
Third-party payer	6,586	62	5,583	62
Patient self-pay	1,307	12	756	9
HMO’s	998	9	613	7
Total	$10,700	100%	$8,960	100%

Net revenues	Six months ended		Six months ended
	January 31, 2008		January 31, 2007
Revenue category	(In thousands)	(in %)	(In thousands)	(in %)
Medicare	$3,954	18	$3,962	23
Third-party payer	13,093	60	10,595	63
Patient self-pay	2,823	13	1,388	8
HMO’s	2,095	9	1,069	6
Total	$21,965	100%	$17,014	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Revenue, net of contractual adjustments, from direct billings under the Federal Medicare program during the three and six months ended January 31, 2008 and 2007 were approximately 17% and 18%, and 22% and 23%, respectively, of the clinical lab segment’s revenue. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs.

The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing.

Other than the Medicare program, one provider whose programs are included in the “Third-party payer” and “Health Maintenance Organizations” (“HMO’s”) categories represented 23% and 24% of the Clinical Labs services net revenues for the three and six months ended January 31, 2008. Other than the Medicare program, no other provider included in the “Third-party payer” and HMO’s categories exceeded 10% of the Clinical Labs services net revenues for the three and six months ended January 31, 2007.

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

During the three and six months ended January 31, 2008 and 2007, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 81.0% and 80.8%, and 77.6% and 77.3%, respectively, of gross billings. The Company believes the negative impact on revenues from the decline in reimbursement rates or the shift to managed care, other primary third-party payers, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could have resulted in a change in Clinical Labs services revenues of approximately $1,142,000 for the six months ended January 31, 2008, and could have resulted in a change in the net accounts receivable of approximately $327,000 as of January 31, 2008.

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

The following is a table of the Company’s net accounts receivable by segment. The clinical laboratory segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At January 31, 2008 and July 31, 2007, approximately 70% and 69%, respectively, of the Company’s net accounts receivable relates to its clinical laboratory business, which operates in the New York Metropolitan and New Jersey Metropolitan areas.

The Life Sciences segment’s accounts receivable, of which $1.9 million or 48% and $1.8 million or 39% represents foreign receivables as of January 31, 2008 and July 31, 2007 respectively, includes royalty receivables of $1.4 and $1.8 million, as of January 31, 2008 and July 31, 2007, respectively, of which approximately $1.0 and $1.5 million, respectively is from Digene Corporation (Note 12).

Net accounts receivable

	As of January 31, 2008		As of July 31, 2007
Billing category	(In thousands)	(in %)	(In thousands)	(in %)
Clinical laboratory
Medicare	$1,546	16%	$1,628	17%
Third-party payers	4,961	53	5,856	60
Patient self-pay	2,471	26	1,678	17
HMO’s	466	5	671	6
Total Clinical laboratory	$9,444	100%	$9,833	100%
Total Life Sciences	4,049		4,520
Total accounts receivable	$13,493		$14,353

Changes in the Company’s allowance for doubtful accounts are as follows:

In thousands	January 31, 2008	July 31, 2007
Beginning balance	$1,404	$1,033
Provision for uncollectible accounts receivable	2,124	4,653
Write-offs	(2,149)	(4,282)
Ending balance	$1,379	$1,404

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third-party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment, and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the three and six months ended January 31, 2008 and 2007, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare, until the payer’s filing date deadline occurs.

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

The following tables indicate the Clinical Labs Aged Gross Receivables by Payer Group (in thousands), which is prior to adjustment to gross receivables for 1) contractual adjustment, 2) fully reserved balances not yet written off and 3) other revenue adjustments.

					Third
					Party
(in thousands)	Total		Medicare		Payers		Self-pay		HMO’s
As of January 31, 2008	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
1-30 days	$16,789	55	$3,310	42	$7,810	70	$2,067	27	$3,602	92
31-60 days	3,297	11	682	9	1,590	14	909	12	116	3
61-90 days	2,442	8	615	8	833	7	950	12	44	1
91-120 days	1,993	6	519	6	524	5	799	10	151	4
121-150 days	1,389	5	393	5	411	4	577	8	8	-
Greater than 150 days*	4,842	15	2,419	30	45	-	2,378	31	-	-
Totals	$30,752	100%	$7,938	100%	$11,213	100%	$7,680	100%	$3,921	100%

					Third
					Party
(in thousands)	Total		Medicare		Payers		Self-pay		HMO’s
As of July 31, 2007	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
1-30 days	$18,120	50	$3,630	40	$8,561	59	$2,309	30	$3,620	69
31-60 days	5,306	15	614	7	2,731	19	1,434	19	527	10
61-90 days	3,795	10	629	7	1,735	12	1,222	16	209	4
91-120 days	2,811	8	530	6	881	6	732	10	668	13
121-150 days	1,589	4	405	4	263	2	779	10	142	2
Greater than 150 days**	4,760	13	3,246	36	226	2	1,173	15	115	2
Totals	$36,381	100%	$9,054	100%	$14,397	100%	$7,649	100%	$5,281	100%

*	Total includes $3,151 fully reserved over 210 days as of January 31, 2008.

**	Total includes $2,432 fully reserved over 210 days as of July 31, 2007.

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

On August 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The Company did not have any significant unrecognized tax positions and there was no material effect on our financial condition or results of operations as a result of implementing FIN 48.

Inventory

The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At January 31, 2008 and July 31, 2007, respectively, the reserve for excess and obsolete inventory was $442,000 and $379,000.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (“Statement 141 (R)”), a replacement of FASB Statement No. 141. Statement 141(R) is effective for fiscal years beginning on or after December 15, 2008 and applies to all business combinations. Statement 141(R) provides that, upon initially obtaining control, an acquirer shall recognize 100 percent of the fair values of acquired assets, including goodwill, and assumed liabilities, with only limited exceptions, even if the acquirer has not acquired 100 percent of its target. As a consequence, the current step acquisition model will be eliminated. Additionally, Statement 141(R) changes current practice, in part, as follows: (1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs will be expensed as incurred, rather than capitalized as part of the purchase price; (3) pre-acquisition contingencies, such as legal issues, will generally have to be accounted for in purchase accounting at fair value; and (4) in order to accrue for a restructuring plan in purchase accounting, the requirements in FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, would have to be met at the acquisition date. While there is no expected impact to our consolidated financial statements on the accounting for acquisitions completed prior to July 31, 2009, the adoption of Statement 141(R) on August 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date.

In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. When required to adopt Statement 157, the Company expects to elect a partial deferral of Statement 157 as provided for under the provisions of FSP 157-2. The Company does not believe that the impact of partially adopting Statement 157 effective August 1, 2008 will have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not completed the assessment as to whether the impact of the adoption of SFAS No. 159 will have a material impact on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The financial reporting of our non-US. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-US. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at January 31, 2008, our assets and liabilities would increase or decrease by approximately $1,446,000 and $506,000, respectively, and our net sales and net earnings would increase or decrease by approximately $1,309,000 and $42,000, respectively, on an annual basis. We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at January 31, 2008, our pre-tax earnings would be favorably or unfavorably impacted by approximately $34,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short term (30 – 90 days) commercial paper and money market funds with high credit ratings. Changes in interest rates may affect the investment income we earn on cash and cash equivalents debt and therefore affect our cash flows and results of operations. As of January 31, 2008, we were exposed to interest rate change market risk with respect to our short-term investments of $96.9 million. The short-term investments earn interest ranging from 3.92% to 4.25%. Each 100 basis point (or 1%) fluctuation in interest rates would increase or decrease interest income on the short-term investments by approximately $1.0 million on an annual basis.

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

     (b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2007 filed with the Securities and Exchange Commission.

Item 1A.   Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2007.

Item 4.     Submission of matters to a vote of security holders

(a) The Annual Meeting of Shareholders was held on January 24, 2008.

(b) The following matters were voted upon and the results were as follows:

(1) Barry W. Weiner, Melvin F. Lazar and Bernard Kasten were nominated by management and elected by the shareholders to serve as Class II Directors until the 2011 Annual Meeting of Shareholders or until their respective successors are elected and qualified.

The shareholders voted 31,484,295, 31,746,813, and 31,754,041 shares in the affirmative for Barry W. Weiner, Melvin F. Lazar and Bernard Kasten, respectively, and withheld 1,065,222, 802,704, and 795,476 shares for Barry W. Weiner, Melvin F. Lazar and Bernard Kasten, respectively.

(2) The shareholders voted 32,150,139 in the affirmative with respect to the ratification of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending July 31, 2008, 324,930 shares against and 71,449 shares abstained.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: March 11, 2008	by:	/s/ Barry Weiner
Chief Financial Officer