Form 10-Q
period 2008-04-30
ENZO BIOCHEM INC
filed 2008-06-09
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008
or

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

Yes ☐                No ☒

As of June 1, 2008 the Registrant had approximately 37,205,100 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
April 30, 2008

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets
	April 30, 2008 (unaudited) and July 31, 2007 (audited)	3

	Consolidated Statements of Operations
	For the three and nine months ended April 30, 2008 and 2007 (unaudited)	4

	Consolidated Statement of Stockholders’ Equity and Comprehensive Loss
	For the nine months ended April 30, 2008 (unaudited)	5

	Consolidated Statements of Cash Flows
	For the nine months ended April 30, 2008 and 2007 (unaudited)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	33

Signatures		33

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30,	July 31,
	2008	2007
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$96,503	$105,149
Accounts receivable, net of allowances	14,123	14,353
Inventories	6,461	7,022
Prepaid expenses	1,510	1,767
Total current assets	118,597	128,291

Property, plant, and equipment, net	7,191	6,621
Goodwill	14,270	13,676
Intangible assets, net	8,976	9,338
Other	1,780	1,076
Total assets	$150,814	$159,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable - trade	$3,486	$4,111
Accrued liabilities	6,298	8,446
Other current liabilities	1,239	1,287
Deferred taxes	278	597
Total current liabilities	11,301	14,441

Deferred revenue	600	938
Deferred taxes	1,920	1,729

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or
outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued:
37,630,708 at April 30, 2008 and 37,280,723 at July 31, 2007	376	372
Additional paid-in capital	300,328	295,899
Less treasury stock at cost: 777,719 shares at April 30, 2008 and 596,456 shares at
July 31, 2007	(11,331)	(8,915)
Accumulated deficit	(152,898)	(145,504)
Accumulated other comprehensive income	518	42
Total stockholders’ equity	136,993	141,894
Total liabilities and stockholders’ equity	$150,814	$159,002

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Revenues:
Product revenues	$6,995	$883	$18,885	$2,699
Royalty and license fee income	1,642	1,547	5,458	3,756
Clinical laboratory services	10,312	11,530	32,276	28,543
	18,949	13,960	56,619	34,998

Costs and expenses and other (income):
Cost of product revenues	4,434	831	13,078	1,852
Cost of clinical laboratory services	5,178	5,253	15,278	12,815
Research and development expense	1,999	2,614	6,150	6,935
Selling, general, and administrative expense	8,343	6,177	25,350	18,861
Provision for uncollectible accounts receivable	927	1,338	3,050	3,433
Legal expense	782	3,049	4,458	7,159
Interest income	(712)	(1,548)	(3,257)	(3,627)
Other income	(62)	-	(188)	(2,699)
	20,889	17,714	63,919	44,729

Loss before income taxes	(1,940)	(3,754)	(7,300)	(9,731)
Provision for income taxes	168	79	94	199
Net loss	($2,108)	($3,833)	($7,394)	($9,930)

Net loss per common share:
Basic	($0.06)	($0.10)	($0.20)	($0.29)
Diluted	($0.06)	($0.10)	($0.20)	($0.29)

Weighted average common shares outstanding:
Basic	36,834	36,630	36,771	34,465
Diluted	36,834	36,630	36,771	34,465

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
Nine months ended April 30, 2008
(UNAUDITED)
(In thousands, except share data)

							Accumulated
	Common	Treasury	Common	Additional	Treasury		Other	Total
	Stock	Stock	Stock	Paid-in	Stock	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Shares	Amount	Capital	Amount	Deficit	Income	Equity	loss
Balance at July 31, 2007	37,280,723	596,456	$372	$295,899	($8,915)	($145,504)	$42	$141,894

Net loss for the nine months ended April 30,
2008						(7,394)		(7,394)	($7,394)
Purchase of treasury stock		181,263			(2,416)			(2,416)
Exercise of stock options	255,797		3	2,808				2,811
Vesting of restricted stock	57,638		1					1
Stock-based compensation charges				1,152				1,152
Issuance of stock for 401(k) employer match	36,550			481				481
Common stock issuance cost adjustment				(12)				(12)
Foreign currency translation adjustments							476	476	476
Comprehensive loss									($6,918)
Balance at April 30, 2008	37,630,708	777,719	$376	$300,328	($11,331)	($152,898)	$518	$136,993

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended
	April 30,
	2008	2007
Cash flows from operating activities:
Net loss	($7,394)	($9,930)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,025	736
Amortization of intangible assets	362	59
Provision for uncollectible accounts receivable	3,050	3,433
Write off and/or reserve taken for obsolete inventory	154	365
Deferred income tax benefit	(370)	—
Share-based compensation charges	1,152	1,182
Deferred revenue recognized	(338)	—
Issuance of common stock for 401(k) employer match	481	419
Other	3	8

Changes in operating assets and liabilities:
Accounts receivable	(2,822)	(4,765)
Other receivables	—	(1,500)
Inventories	463	(85)
Prepaid expenses	268	726
Recoverable and prepaid income taxes	—	166
Accounts payable - trade	(344)	291
Accrued liabilities	(2,627)	1,098
Other current liabilities	(48)	794
Deferred revenue	—	1,050
Total Adjustments	409	3,977

Net cash used in operating activities	(6,985)	(5,953)

Cash flows from investing activities:
Capital expenditures	(1,596)	(1,069)
Increase in cash surrender value	(47)	(88)
Increase in other assets	(169)	(10)
Acquisition, net of cash acquired	(229)	—
Acquisition costs paid	(51)	—
Net cash used in investing activities	(2,092)	(1,167)

Cash flows from financing activities:
Net proceeds (issuance costs) from the issuance of common stock	(12)	56,997
Proceeds from the exercise of stock options	395	293
Net cash provided by financing activities	383	57,290

Effect of exchange rate changes on cash and cash equivalents	48	—

(Decrease) increase in cash and cash equivalents	(8,646)	50,170
Cash and cash equivalents - beginning of period	105,149	69,854
Cash and cash equivalents - end of period	$96,503	$120,024

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2008
and for the three and nine month periods ended
April 30, 2008 and 2007
(Unaudited)

Note 1 - Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Clinical Labs, Enzo Life Sciences, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. Effective May 31, 2007, Enzo Life Sciences, Inc. completed the acquisition of all of the outstanding capital stock of Axxora Life Sciences, Inc (“Axxora”). The consolidated balance sheet as of April 30, 2008, statement of stockholders’ equity and comprehensive loss for the nine months ended April 30, 2008, the statements of cash flows for the nine months ended April 30, 2008 and 2007, and the consolidated statements of operations for the three and nine months ended April 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2007 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2007 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2008.

Recent Accounting Pronouncements

On August 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The Company did not have any significant unrecognized tax positions and there was no material effect on our financial condition or results of operations as a result of adopting FIN 48. See Note 10, “Income Taxes,” for additional information relating to the Company’s adoption of FIN 48.

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

Reclassifications

Certain amounts in prior year periods have been reclassified to conform to current year presentation. In the fourth quarter of Fiscal 2007, the Company reclassified shipping and handling costs previously included in selling expense to cost of sales. The shipping and handling costs reclassed were approximately $58,000 and $154,000, respectively, for the three and nine months ended April 30, 2007.

Note 2 - Acquisitions

On May 29, 2007, Enzo Life Sciences, Inc. (“Enzo Life Sciences”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”), by and among Enzo Life Sciences, Axxora Life Sciences, Inc. (“Axxora”) and the stockholders, option holders and warrant holders of Axxora who owned all of the issued and outstanding capital stock, options and warrants, respectively, of Axxora (collectively, the “Security holders”). Pursuant to the Agreement, Enzo Life Sciences purchased all of the issued and outstanding capital stock of Axxora from the Security holders for an aggregate purchase price of $16,322,000, exclusive of acquisition costs of $1,023,000 and assumed debt of $475,000. The Company acquired $881,000 in cash which is included in the current assets below. At closing $14,992,000 was paid to the Security holders, $1,280,000 was paid to an escrow agent for a one-year period following the closing to satisfy any indemnification obligations of the Security holders under the Agreement during that period and $50,000 was paid to an escrow agent, for a one-year period following the closing to pay certain out-of-pocket expenses of the representatives of the Security holders in connection with the transaction. Upon consummation of the acquisition on June 3, 2007 with an effective date of May 31, 2007, (“date of acquisition”), Axxora became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was financed with the Company’s cash and cash equivalents.

The following table presents the preliminary estimated fair values of the assets acquired and liabilities assumed on the date of acquisition (in thousands):

Current assets	$9,033
Property and equipment	360
Other assets	82
Other intangible assets	8,220
Goodwill	6,470
Total assets acquired	24,165
Less:
Current liabilities	4,394
Deferred tax liabilities	2,426
Total liabilities assumed	6,820

Net assets acquired	$17,345

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

	Three months ended	Nine months ended
(In thousands except per share amounts)	April 30, 2007	April 30, 2007
Net revenues	$18,562	$47,894
Net loss	(3,865)	(9,792)
Net loss per common share – basic and diluted:	($0.11)	($0.28)

On March 7, 2008, Axxora acquired 100% of the outstanding stock of a distributor of life science products in Belgium for a total consideration of approximately $229,000 in cash, net of cash acquired, including transaction costs. Liabilities assumed aggregated $369,000. Prior to the acquisition, the acquired company was a distributor of Enzo Life Science’s products as well as other unrelated manufacturers. The Company recorded goodwill of $348,000 related to this acquisition. The consolidated financial statements presented herein include the results of operation for the acquired company from the date of acquisition.

Note 3 – Net loss per share

Basic net loss per common share is computed using the weighted average number of common shares outstanding during the three and nine months ended April 30, 2008 and 2007. Diluted net loss per common shares is computed using the weighted average number of shares outstanding during the three and nine months ended April 30, 2008 and 2007, and excludes the effect of dilutive potential common shares (consisting of employee stock options and unvested restricted stock awards) as their inclusion would be antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of “in the money” stock options, net of shares repurchased with the option exercise proceeds and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

	Three months ended		Nine months ended
	April 30,		April 30,
(In thousands)	2008	2007	2008	2007
Potential net shares, issued from exercise of “in the money”
employee and director stock options and restricted stock
awards, excluded from diluted net loss per share
calculation	142	733	259	621

The following table summarizes the number of “out of the money” options excluded from the computation of diluted net loss per share because the effect of their potential exercise is anti-dilutive.

	Three months ended		Nine months ended
	April 30,		April 30,
(In thousands)	2008	2007	2008	2007
“Out of the money” employee and director stock options	1,739	905	1,739	905

Note 4 – Share-based compensation

The Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) and related interpretations effective August 1, 2005. Compensation costs recognized in the three and nine month periods ended April 30, 2008 and 2007 include compensation costs for all share-based payments granted prior to, but not yet vested as of July 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation costs for all share-based payments granted subsequent to August 1, 2005, based on the grant fair value estimated in accordance with the provisions of SFAS 123(R).

The following table sets forth the amount of share-based compensation expense upon vesting and per share data related to share-based payment arrangements included in the accompanying statements of operations:

	Three months ended		Nine months ended
In thousands, except per share data	April 30,		April 30,
	2008	2007	2008	2007
Stock options	$63	$91	$205	$767
Restricted stock awards	346	221	947	415
Total	$409	$312	$1,152	$1,182

Impact on basic and diluted net loss per common share	$0.01	$0.01	$0.03	$0.03

As included in the statements of operations
Cost of product revenues	$7	$4	$13	$10
Research and development	35	50	76	148
Selling, general and administrative	367	258	1,063	1,024
	$409	$312	$1,152	$1,182

No excess tax benefits were recognized during the three or nine month periods ended April 30, 2008 and 2007.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the nine month period ended April 30, 2008 is as follows:

		Weighted
		Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at August 1, 2007	2,700,457	$13.32	$4,262,000
Exercised	(255,797)	$11.00
Cancelled	(153,169)	$20.64
Outstanding at end of period	2,291,491	$13.10	$671,000
Exercisable at end of period	2,265,771	$13.09	$671,000
Available for grant at April 30, 2008	584,240

As of April 30, 2008, there was approximately $89,000 of total unrecognized compensation cost related to unvested stock option-based compensation, which will be recognized over a weighted average remaining period of approximately a half a year.

During the nine months ended April 30, 2008 and 2007, the Company received cash proceeds of approximately $395,000 and $293,000, respectively, from the exercise of 35,639 and 28,548 stock options, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended April 30, 2008 and 2007, including the non-cash transactions (Note 5) was approximately $0.7 million and $0.4 million, respectively.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the nine months ended April 30, 2008 is as follows:

		Weighted Average
	Awards	Award Price
Unvested at beginning of period	141,062	$14.15
Granted	149,240	$10.89
Vested	(57,638)	$(13.59)
Forfeited	(7,000)	$14.07
Unvested at end of period	225,664	$12.14

The fair value of a restricted stock award is determined based on the closing stock price on the grant date. As of April 30, 2008, there was approximately $2,130,000 of total unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of twenty months.

Note 5 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company’s consolidated statements of cash flows is as follows (In thousands):

	Nine months ended April 30,
	2008	2007
Taxes paid	$204	$26

During the nine months ended April 30, 2008, certain officers and a director of the Company exercised 220,158 stock options in non-cash transactions. The individuals surrendered 181,263 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $2.4 million, the market value of the surrendered shares, as treasury stock.

During the nine months ended April 30, 2007, certain officers of the Company exercised 43,112 stock options in non-cash transactions. The officers surrendered 26,697 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $0.4 million, the market value of the surrendered shares, as treasury stock.

Note 6 – Comprehensive loss

During the three months ended April 30, 2008 and 2007, total comprehensive loss was approximately $1.9 million and $3.8 million, respectively. During the nine months ended April 30, 2008 and 2007, total comprehensive loss was approximately $6.9 million and $9.9 million, respectively.

At April 30, 2008 and July 31, 2007, the accumulated other comprehensive income relates to cumulative translation adjustments.

Note 7 - Inventories

Inventories, net of reserves of $533,000 and $379,000, respectively, consist of the following, as of:

	April 30,	July 31,
(In thousands)	2008	2007
Raw materials	$25	$34
Work in process	1,114	1,221
Finished products	5,322	5,767
	$6,461	$7,022

Note 8 – Goodwill and intangible assets

The Company’s goodwill, net of amortization, as of April 30, 2008 is as follows:

In thousands
Balance – July 31, 2007		$13,676
Additional purchase price adjustments arising from fiscal 2007 business combination
in Life Science segment (Note 2)		246
Goodwill arising from fiscal 2008 business combination in Life Science segment
(Note 2)		348
Balance – April 30, 2008		$14,270

Intangible assets consist of licenses, trade names, customer relationships and product designs acquired pursuant to acquisitions and patents. Intangible assets, all of which are included in the Life Science segment, consist of the following (in thousands):

	April 30, 2008			July 31, 2007
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Finite-lived intangible assets:

Patents	$11,027	$(9,908)	$1,119	$11,027	$(9,849)	$1,178

Customer relationships	3,890	(231)	3,659	3,890	(36)	3,854
Non-compete and employment
agreements	360	(83)	277	360	(15)	345
Website and acquired content	270	(49)	221	270	(9)	261
Indefinitely-lived intangible assets:

Trademarks	3,700	—	3,700	3,700	—	3,700

Total	$19,247	$(10,271)	$8,976	$19,247	$(9,909)	$9,338

Note 9 – Accrued liabilities and other current liabilities

Accrued liabilities consist of:

(In thousands)	April 30, 2008	July 31, 2007
Legal	$1,068	$4,542
Payroll, benefits, and commissions	1,744	1,417
Research and development	725	344
Professional fees	678	986
Outside reference lab testing	275	276
Other	1,808	881
	$6,298	$8,446

Other current liabilities consist of:

(In thousands)	April 30, 2008	July 31, 2007
Deferred revenue	$830	$770
Other	409	517
	$1,239	$1,287

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate provision for the three months ended April 30, 2008 was 8.6% compared to 2.1% during the three months ended April 30, 2007. The tax provision for the three months ended April 30, 2008 was based on state and local taxes, taxes and interest from a local tax audit, and book to tax differences for acquired inventory. The Company’s effective tax rate for the three months ended April 30, 2007 was based on state and local taxes. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company’s effective tax rate provision for the nine months ended April 30, 2008 was 1.3% compared to 2.0% during the nine months ended April 30, 2007. The tax provision for the nine months ended April 30, 2008 was based on state and local taxes, taxes and interest from a local tax audit, and book to tax differences for acquired inventory. The Company’s effective tax rate for the nine months ended April 30, 2007 was based on state and local taxes. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company adopted the provisions of FIN 48 on August 1, 2007. The Company did not have any significant unrecognized tax positions and there was no material effect on its financial condition or results of operations as a result of adopting FIN 48. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company files a consolidated Federal income tax return. The Company files a combined New York State and City return with certain subsidiaries. Other subsidiaries file separate state and foreign tax returns.

The tax years that remain subject to Federal examination are fiscal years ended July 31, 2005 through 2007. The tax years that remain subject to state examination are fiscal years ended July 31, 2005 through 2007. The tax years that remain open for local examination are fiscal years ended July 31, 2005 through 2007. The tax years that remain subject to foreign examination are the years ended December 31, 2003 through 2007.

In connection with an audit of the Company’s New York City tax returns for the fiscal years ended July 31, 2002, 2003 and 2004, the Company accrued a liability of $60,000 for tax and $32,000 for interest during the three and nine months ended April 30, 2008. In connection with a business combination, the Company recorded as of May 31, 2007 approximately $300,000 for an uncertain tax position, including accrued interest of $39,000, with respect to a deemed dividend. During the three and nine months ended April 30, 2008, the Company accrued $4,000 and $20,000, respectively, in interest with respect to the uncertain tax position. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense.

Note 11 – Other income

The Company as plaintiff and Sigma Aldrich (“Sigma”) entered into a Settlement Agreement and Release effective September 15, 2006 (the “Settlement”). Pursuant to the Settlement, the Company’s litigation with Sigma was dismissed and the Company recognized a $2.0 million gain on patent litigation settlement in the accompanying consolidated statement of operations for the nine months ended April 30, 2007. During the nine months ended April 30, 2007, the Company received a payment of approximately $699,000 from Perkin Elmer Inc. (“Perkin Elmer”) for amounts due under a Distribution Agreement (the “Distribution Agreement”) which terminated December 31, 2004. The Distribution Agreement is presently subject to a lawsuit for breach of contract, patent infringement, unfair competition under state law, unfair competition under federal law, tortuous interference with business relations, and fraud in the inducement of contract. Perkin Elmer advised in a letter to the Company that the payment was owed under the Distribution Agreement and was delayed because of changes to their accounting system and personnel changes and that it was always their intent to comply with the Distribution Agreement. The Company advised Perkin Elmer that the payment did not represent all amounts owed under the Distribution Agreement. Accordingly, the payment was included in “Other income” in the accompanying consolidated statements of operations for the nine months ended April 30, 2007.

Note 12 – Royalty and licensing income

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the “Agreement”). Subsequent to the settlement, the Agreement provides for the Company to receive quarterly running royalties on the net sales of Digene products subject to the license until the expiration of the patent in April 2018. During the three months ended April 30, 2008 and 2007, the Company recorded approximately $1.0 million in royalties from the Agreement and during the nine months ended April 30, 2008 and 2007, recorded approximately $3.9 million and $3.2 million, respectively. Digene was acquired by QIAGEN N.V. in July 2007.

During the three and nine months ended April 30, 2008, the Company recorded approximately $0.6 million and $1.5 million, respectively, in royalties and license fee income under a licensing agreement with Abbott Molecular, Inc. (“Abbott”) entered into in the third quarter of fiscal 2007. During the three and nine months ended April 30, 2007, the Company recorded approximately $0.6 million in royalties under the licensing agreement for royalty payments effective from September 1, 2006, the initial license period.

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

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2008

			Clinical
	Life Sciences	Therapeutics	Labs	Other	Consolidated
Revenues:
Product revenues	$6,995	—	—	—	$6,995
Royalty and license fee income	1,642	—	—	—	1,642
Clinical laboratory services	—	—	$10,312	—	10,312
	8,637	—	10,312	—	18,949

Costs and expenses and other (income):
Cost of product revenues	4,434	—	—	—	4,434
Cost of clinical laboratory services	—	—	5,178	—	5,178
Research and development	776	1,223	—	—	1,999
Provision for uncollectible accounts receivable	—	—	927	—	927
Selling, general and administrative and legal	2,404	—	3,864	$2,857	9,125
Interest income	—	—	(53)	(659)	(712)
Other income	(62)	—	—	—	(62)

Income (loss) before income taxes	$1,085	$(1,223)	$396	$(2,198)	$(1,940)

Depreciation and amortization included above	$222	$10	$206	$39	$477

Share-based compensation included in above:
Cost of product revenues	$2	—	5	—	$7
Research and development	10	$25	—	—	35
Selling, general and administrative and legal	36	—	$65	$266	367
Total	$48	25	$70	$266	$409

Capital expenditures	$201	$—	$364	$12	$577

Three months ended April 30, 2007

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated
Revenues:
Product revenues	$883	—	—	—	$883
Royalty and license fee income	1,547				1,547
Clinical laboratory services	—	—	$11,530	—	11,530
	2,430	—	11,530	—	13,960

Costs and expenses and other (income):
Cost of product revenues	831	—	—	—	831
Cost of clinical laboratory services	—	—	5,253	—	5,253
Research and development	749	$1,865	—	—	2,614
Provision for uncollectible accounts receivable	—	—	1,338	—	1,338
Selling, general and administrative and legal	413	—	3,575	$5,238	9,226
Interest income	—	—	—	(1,548)	(1,548)
Other income	—	—	—	—	—

Income (loss) before income taxes	$437	$(1,865)	$1,364	$(3,690)	$(3,754)

Depreciation and amortization included above	$43	$4	$212	$8	$267

Share-based compensation included in above:
Cost of product revenues	$4	—	—	—	$4
Research and development	17	$33	—	—	50
Selling, general and administrative and legal	8	—	$65	$185	258
Total	$29	$33	$65	$185	$312

Capital expenditures	$365	$9	$385	$—	$759

Nine months ended April 30, 2008

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated
Revenues:
Product revenues	$18,885	—	—	—	$18,885
Royalty and license fee income	5,458	—	—	—	5,458
Clinical laboratory services	—	—	$32,276	—	32,276
	24,343	—	32,276	—	56,619

Costs and expenses and other (income):
Cost of product revenues	13,078	—	—	—	13,078
Cost of clinical laboratory services	—	—	15,278	—	15,278
Research and development	2,573	$3,577	—	—	6,150
Provision for uncollectible accounts receivable	—	—	3,050	—	3,050
Selling, general and administrative and legal	6,458	—	11,707	$11,643	29,808
Interest income	—	—	(196)	(3,061)	(3,257)
Other income	(88)	(100)	—	—	(188)

Income (loss) before income taxes	$2,322	$(3,477)	$2,437	$(8,582)	$(7,300)

Depreciation and amortization included above	$622	$25	$624	$116	$1,387

Share-based compensation included in above:
Cost of product revenues	$8	—	5	—	13
Research and development	39	$37	—	—	$76
Selling, general and administrative and legal	96	—	$183	$784	1,063
Total	$143	37	$188	$784	$1,152

Capital expenditures	$860	$64	$627	$45	$1,596

Nine months ended April 30, 2007

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated
Revenues:
Product revenues	$2,699	—	—	—	$2,699
Royalty and license fee income	3,756				3,756
Clinical laboratory services	—	—	$28,543	—	28,543
	6,455	—	28,543	—	34,998

Costs and expenses and other (income):
Cost of product revenues	1,852	—	—	—	1,852
Cost of clinical laboratory services	—	—	12,815	—	12,815
Research and development	2,481	$4,454	—	—	6,935
Provision for uncollectible accounts receivable	—	—	3,433	—	3,433
Selling, general and administrative and legal	1,325	—	10,658	$14,037	26,020
Interest income	—	—	—	(3,627)	(3,627)
Other income	(2,699)	—	—	—	(2,699)

Income (loss) before income taxes	$3,496	$(4,454)	$1,637	$(10,410)	$(9,731)

Depreciation and amortization included above	$135	$11	$623	$26	$795

Share-based compensation included in above:
Cost of product revenues	$10	—	—	—	$10
Research and development	53	$95	—	—	148
Selling, general and administrative and legal	23	—	$303	$698	1,024
Total	$86	$95	$303	$698	$1,182

Capital expenditures	$426	$16	$627	$—	$1,069

Note 14- Subsequent Event

On May 8, 2008, the Company’s wholly-owned subsidiary, Enzo Life Sciences, acquired substantially all of the U.S.-based assets of Biomol International, L.P. (“Biomol”) through Enzo Life Sciences’ newly-formed subsidiary, Biomol International, Inc., and all of the outstanding capital stock of Biomol’s two wholly owned United Kingdom subsidiaries through Enzo Life Sciences’ wholly owned subsidiary, Axxora (UK) Ltd. (the “Biomol Acquisition”), for a purchase price of $18 million, comprised of $15 million in cash, subject to downward adjustment based on net asset value on the closing date, and $3 million of unregistered common stock of the Company.

In addition, Biomol may be entitled to receive a maximum of $5 million in earn-out payments over the next two years, payable in two installments of $2.5 million on each of the next two anniversaries of the closing date, if certain revenues and EBITDA thresholds for the acquired business are attained. The earn-out payments, if any, will be payable in a combination of cash and shares of the Company’s common stock, provided no more than 50% of the earn-out payments will be paid in stock. Biomol was a privately owned global manufacturer and marketer of specialty life sciences research products, with consolidated revenues of approximately $11.5 million for its fiscal year ended December 31, 2007. The Biomol Acquisition strengthens the Company’s position as a global provider of life sciences reagents by broadening our product offerings and manufacturing capabilities.

At April 30, 2008, the Company has recorded approximately $488,000 in acquisition costs which are included in “Other assets” in the accompanying balance sheet.

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

Enzo Life Sciences is a company that manufactures, develops and markets biomedical research products and tools to research and pharmaceutical customers world-wide and has amassed a large patent and technology portfolio. The pioneering platforms developed by Enzo Life Sciences enable the development of a wide range of products in the research products marketplace. We are internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 25,000 innovative high quality research reagents in key research areas. The division is an established source for a comprehensive panel of products to scientific experts in the fields of gene expression, non-radioactive labeling and detection, adipokines & obesity, apoptosis, cell cycle, cytoskeletal research, DNA damage & repair, immunology & cancer research, inflammation, neurobiology, nitric oxide & oxidative stress, and signal transduction.

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

Recent Developments

Biomol International, L.P. Acquisition

On May 8, 2008, the Company’s wholly-owned subsidiary, Enzo Life Sciences, acquired substantially all of the U.S.-based assets of Biomol International, L.P. (“Biomol”) through Enzo Life Sciences’ newly-formed subsidiary, Biomol International, Inc., and all of the outstanding capital stock of Biomol’s two wholly owned United Kingdom subsidiaries through Enzo Life Sciences’ wholly owned subsidiary, Axxora (UK) Ltd. (the “Biomol Acquisition”), for a purchase price of $18 million, comprised of $15 million in cash, subject to downward adjustment based on net asset value on the closing date, and $3 million of unregistered common stock of the Company.

In addition, Biomol may be entitled to receive a maximum of $5 million in earn-out payments over the next two years, payable in two installments of $2.5 million on each of the next two anniversaries of the closing date, if certain revenues and EBITDA thresholds for the acquired business are attained. The earn-out payments, if any, will be payable in a combination of cash and shares of the Company’s common stock, provided no more than 50% of the earn-out payments will be paid in stock. Biomol was a privately owned global manufacturer and marketer of specialty life sciences research products, with consolidated revenues of approximately $11.5 million for its fiscal year ended December 31, 2007. The Biomol Acquisition strengthens the Company’s position as a global provider of life sciences reagents by broadening the Company’s product offerings and manufacturing capabilities.

Axxora Life Science, Inc. Acquisition

Effective May 31, 2007, Enzo Life Sciences entered into a Stock Purchase Agreement pursuant to which Enzo Life Sciences purchased all of the issued and outstanding capital stock of Axxora Life Sciences, Inc. (“Axxora”) for an aggregate purchase price of $16.3 million in cash, exclusive of acquisition costs of approximately $1 million and assumed debt of $475,000. Upon consummation of the acquisition Axxora became a wholly-owned subsidiary of Enzo Life Sciences. The consolidated statements of operations for the three and nine months ended April 30, 2008 include the results of operations of Axxora. Axxora is included in the Life Sciences segment.

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

Results of Operations
Three months ended April 30, 2008 as compared to April 30, 2007

Comparative Financial Data for the Three Months Ended April 30,

(in thousands)

			Increase
	2008	2007	(Decrease)	% Change
Revenues:
Product sales	$6,995	$883	$6,112	692%
Royalty and license fee income	1,642	1,547	95	6
Clinical laboratory services	10,312	11,530	(1,218)	(11)
Total revenues	18,949	13,960	4,989	36

Costs and expenses and other (income):
Cost of products	4,434	831	3,603	434
Cost of laboratory services	5,178	5,253	(75)	(1)
Research and development	1,999	2,614	(615)	(24)
Selling, general and administrative	8,343	6,177	2,166	35
Provision for uncollectible accounts receivable	927	1,338	(411)	(31)
Legal expenses	782	3,049	(2,267)	(74)
Interest income	(712)	(1,548)	836	(54)
Other income	(62)	-	(62)
Total costs and expenses and other- net	20,889	17,714	3,175	18

Loss before income taxes	($1,940)	($3,754)	$1,814	48%

Consolidated Results:

The “2008 period” and the “2007 period” refer to the fiscal three months ended April 30, 2008 and 2007, respectively.

Product revenues during the three months ended April 30, 2008 were $7.0 million compared to $0.9 million in the 2007 period, an increase of $6.1 million or 692%. The 2008 period increase is due to the contribution of product sales from the Axxora acquisition.

Royalty and license fee income during the three months ended April 30, 2008 was $1.6 million compared to $1.5 million in the 2007 period, an increase of $0.1 million or 6%. Royalties are earned from the reported net sales of Digene products subject to a license and from a License Agreement with Abbott which was entered into in the third quarter of fiscal 2007. During the 2008 period, the Company recognized royalties of approximately $1.0 million from Digene, and royalties and license fees of approximately $0.6 million under the Abbott License Agreement. During the 2007 period, the Company recognized royalties of approximately $0.9 million from Digene, and $0.6 million under the Abbott licensing agreement for royalty payments effective from September 1, 2006, the initial license period. There are no expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2008 period were $10.3 million compared to $11.5 million in the 2007 period, a decrease of $1.2 million or 11%. The decrease in the 2008 period is attributable to a reduction in the number of tests performed. This decrease was partly offset by an increase in the revenue per test due to a higher number of esoteric tests performed. Revenues were also negatively impacted by an increase in the contractual adjustment in the 2008 period, which reduced gross billings by 82.1% as compared to 79.8% in the 2007 period. The increase in the contractual adjustment is due to continued competitive pricing throughout the industry which has negatively impacted reimbursement rates for tests and an increase in revenue mix from lower paying insurance providers.

The cost of product revenues during the 2008 period was $4.4 million compared to $0.8 million in the 2007 period, an increase of $3.6 million. The increase is due to the inclusion of Axxora’s cost of product revenues of $4.1 million for the quarter ended April 30, 2008, which includes the impact of an inventory fair value adjustment of $0.3 million related to sales of inventory acquired from Axxora.

The cost of clinical laboratory services during the 2008 period was $5.2 million as compared to $5.3 million in the 2007 period, a decrease of $0.1 million or 1%. The decrease is attributable to the decreased volume of patients serviced and tests performed. The Company’s decreased costs in the 2008 period primarily relates to lower outside reference testing costs of $0.2 million, partially offset by an increase in laboratory personnel costs of $0.1 million. Despite the decrease in overall expenses, costs per test have increased due to higher costs for certain esoteric and specialized tests performed.

Research and development expenses were approximately $2.0 million during the 2008 period compared to $2.6 million in the 2007 period, a decrease of $0.6 million or 24%. During the 2008 period, a decrease at the Therapeutic segment of $0.7 million in R&D costs was offset by the inclusion of research and development incurred by Axxora of $0.1 million. The decrease in the Therapeutics segment is due to the timing of clinical trial activities and lower payroll costs.

Selling, general and administrative expenses were approximately $8.3 million during the 2008 period as compared to $6.2 million in the 2007 period, an increase of $2.1 million or 35%. Included in the 2008 period is approximately $1.8 million of selling, general and administrative expenses related to Axxora’s operations. The expense increases for the other Companies’ operations were primarily in payroll and payroll related personnel costs and professional fees excluding legal totaling $0.4 million offset by a decrease in information technology costs to service clinical lab clients of $0.1 million.

The provision for uncollectible accounts receivable, relating to the clinical laboratory segment was $0.9 million for the 2008 period, compared to $1.3 million during the year ago period, a decrease of $0.4 million or 31% due to improved billing and collection procedures.

Legal expense was $0.8 million during the 2008 period compared to $3.0 million in the year ago period, a decrease of $2.2 million or 74%, due to a decrease in patent litigation activity in the current period compared to the 2007 period.

Interest income was $0.7 million during the 2008 period compared to $1.5 million during the 2007 period. The Company earns interest by investing primarily in short term (30 to 90 days) federal agency paper with high credit ratings and money market funds. The Company had higher invested balances during the 2007 period than in the 2008 period due to the net proceeds from the registered direct offerings of common stock in December 2006 and February 2007. The 2008 period’s invested cash was reduced by the use of $16.9 million of cash to purchase of Axxora in May 2007 and by the use of cash to fund operations. Further, interest income decreased during the 2008 period because the rates offered on agency paper and money market funds declined in response to monetary policy actions taken by the U.S. Federal Reserve. During the 2008 period, the average interest rate earned was approximately 3.2%.

The Company’s effective tax rate provision for the 2008 period was 8.6%, compared to 2.1% during the 2007 period. The provision for taxes for the 2008 period was based on state and local taxes, book to tax differences for inventory acquired from Axxora, and interest and taxes incurred from a local tax audit and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

The provision for taxes for the 2007 period was based on state and local taxes, and differed from the expected net operating loss benefit at the U.S. federal statutory rate of 34% primarily due the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carry forward benefit.

Segment Results

The Life Sciences segment’s income before taxes was approximately $1.1 million for the 2008 period as compared to $0.4 million in the 2007 period. Revenues from product shipments in the 2008 period increased by $6.1 million primarily due to the contribution of products sales from the Axxora acquisition. Royalty and license fee income in the 2008 period increased $0.1 million from the existing Digene agreement and the Abbott License Agreement entered into in the third quarter of fiscal 2007. The segment’s 2008 period gross margin of $4.2 million was negatively impacted by the $0.3 million fair value adjustment attributed to the sale of inventory acquired from Axxora. As of April 30, 2008, substantially all of the fair value adjustment attributed to inventory acquired from Axxora had been amortized. Segment operating expenses, including selling, general and administrative and research and development, increased by approximately $1.9 million during the 2008 period primarily due to the inclusion of $1.8 million of Axxora’s expenses for the three months ended April 30, 2008.

The Clinical Laboratory segment’s income before taxes was $0.4 million for the 2008 period as compared to $1.4 million in the 2007 period. The 2008 period was impacted by a decrease in laboratory service revenues of $1.2 million or 11%, due to a reduction in the number of tests performed and lower reimbursements attributed to competitiveness in the industry and shift in payer mix. Selling, general and administrative costs increased by approximately $0.3 million during the 2008 period primarily due to increases in payroll and payroll related costs and insurance of $0.3 million offset by a decrease in information technology costs of $0.1 million. Segment operating results in the 2008 period were positively affected by a decrease in the provision for uncollectible accounts of $0.4 million as compared to the 2007 period.

The Therapeutics segment’s loss before income taxes was approximately $1.2 million for the 2008 period as compared to a loss of $1.8 million for the 2007 period. The decrease in the loss of $0.6 million was primarily due to decreases in clinical trial activities and payroll costs.

The Other segment’s loss before taxes for the 2008 period was approximately $2.2 million compared to $3.7 million in the 2007 period. The change reflects a decrease in legal expenses of $2.5 million attributable to a decrease in patent litigation activities, offset by an increase in payroll and benefits and professional fees totaling $0.2 million, and a decrease in interest income of $0.8 million due to lower levels of cash available for investment and a decline in interest rates earned on short term investments.

Results of Operations
Nine months ended April 30, 2008 as compared to April 30, 2007

Comparative Financial Data for the Nine Months Ended April 30,

(in thousands)

			Increase
	2008	2007	(Decrease)	% Change
Revenues:
Product sales	$18,885	$2,699	$16,186	600%
Royalty and license fee income	5,458	3,756	1,702	45
Clinical laboratory services	32,276	28,543	3,733	13
Total revenues	56,619	34,998	21,621	62

Costs and expenses and other (income):
Cost of products	13,078	1,852	11,226	606%
Cost of laboratory services	15,278	12,815	2,463	19
Research and development	6,150	6,935	(785)	(11)
Selling, general and administrative	25,350	18,861	6,489	34
Provision for uncollectible accounts receivable	3,050	3,433	(383)	(11)
Legal expenses	4,458	7,159	(2,701)	(38)
Interest income	(3,257)	(3,627)	370	(10)
Other income	(188)	(2,699)	2,511	(93)
Total costs and expenses and other – net	63,919	44,729	19,190	43

Loss before income taxes	($7,300)	($9,731)	$2,431	(25%)

Consolidated Results:

The “2008 period” and the “2007 period” refer to the fiscal nine months ended April 30, 2008 and 2007, respectively.

Product revenues during the 2008 period were $18.9 million compared to $2.7 million in the year ago period, an increase of $16.2 million or 600%. The 2008 period increase is due to the contribution of product sales from the Axxora acquisition.

Royalty and license fee income during the 2008 period was $5.5 million compared to $3.8 million in the 2007 period, a increase of $1.7 million or 45%. Royalties are earned from the reported net sales of Digene products subject to a license and from a License Agreement with Abbott which was entered into in the third quarter of fiscal 2007. During the 2008 period, the Company recognized royalties of approximately $3.9 million from Digene, an increase of approximately $0.7 million over the prior year ago period, and royalties and license fees under the Abbott License Agreement of approximately $1.5 million, an increase of approximately $1.0 million over the year ago period. There are no expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2008 period were $32.3 million compared to $28.5 million in the 2007 period, an increase of $3.7 million or 13%. The Company experienced an increase in service revenues during the 2008 period primarily due to an expansion of an insurance provider agreement with United Healthcare which occurred in January 2007, which was partially offset by an increase in the contractual adjustment, which reduced gross billings by 81.2% as compared to 78.4% in the 2007 period. The increase in the contractual adjustment is due to continued competitive pricing throughout the industry which has negatively impacted reimbursement rates for tests and an increase in revenue mix from lower paying insurance providers.

The cost of product revenues during the 2008 period was $13.1 million compared to $1.9 million in the 2007 period, an increase of $11.2 million. The increase is due to the inclusion of Axxora’s cost of product revenues of approximately $11.8 million for the 2008 period, which includes the impact of an inventory fair value adjustment of $1.3 million related to sales of inventory acquired from Axxora.

The cost of clinical laboratory services during the 2008 period was $15.3 million as compared to $12.8 million in the prior period, an increase of $2.5 million or 19%. Due to the increased volume of patients serviced and tests performed, the Company incurred increased costs primarily relating to reagent costs of $1.3 million and laboratory personnel costs of $0.9 million.

Research and development expenses were approximately $6.1 million during the 2008 period, compared to $6.9 million in the 2007 period, a decrease of $0.8 million or 11%. The decrease was due to a decrease of $0.9 million relating to the timing of clinical trial and related activities at the Therapeutics segment, a decrease of $0.3 million in research supplies and related costs at Enzo Life Sciences – New York, partially offset by the inclusion of research and development incurred by Axxora of $0.4 million.

Selling, general and administrative expenses were approximately $25.4 million during the 2008 period as compared to $18.9 million in the 2007 period, an increase of $6.5 million or 34%. Included in the 2008 period is approximately $4.9 million of selling, general and administrative expenses related to Axxora’s operations. The increase in the other Companies’ operations of approximately $1.6 million was primarily due to payroll and payroll related costs of $1.2 million and professional fees of $0.3 million and insurance costs of $0.1 million offset by a decrease in information technology costs of $0.2 million.

The provision for uncollectible accounts receivable, relating to the clinical laboratory segment was $3.1 million for the 2008 period as compared to $3.4 million in the 2007 period due to improved billing and collections procedures.

Legal expense was $4.4 million during the 2008 period compared to $7.1 million in the 2007 period, a decrease of $2.7 million or 38%, due to a decrease in patent litigation activity in the current period.

Interest income was $3.3 million during the 2008 period as compared to $3.6 million during the 2007 period. The Company earns interest by investing primarily in short term (30 to 90 days) federal agency paper with high credit ratings and money market funds. The Company had higher invested balances during the 2007 period due to the net proceeds from registered direct offerings of common stock in December 2006 and February 2007. The 2008 period’s invested cash was reduced by the use of $16.9 million of cash to purchase of Axxora in May 2007 and by the use of cash to fund operations. Further, interest income decreased during the 2008 period because the rates offered on agency paper and money market funds declined in response to monetary policy actions taken by the U.S. Federal Reserve. During the 2008 period, the average interest rate earned was 3.2%.

The Company earned other income of $0.2 million during the 2008 period versus $2.7 million in the 2007 period. During the 2007 period, the Company recognized a $2.0 million gain on a patent litigation settlement and a $0.7 million payment from a former distributor under an expired distribution agreement which is presently subject to a lawsuit in which the Company is plaintiff.

The Company’s effective tax rate provision for the 2008 period was 1.3%, compared to 2.0% during the 2007 period. The tax provision for the 2008 period was based on state and local taxes, book to tax differences for inventory acquired from Axxora, and taxes and interest incurred from a local tax audit and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

The tax provision for the 2007 period was based on state and local taxes, and differed from the expected net operating loss benefit at the U.S. federal statutory rate of 34% primarily due the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carry forward benefit.

Segment Results

The Life Sciences segment’s income before taxes was approximately $2.3 million for the 2008 period as compared to $3.5 million in the 2007 period. The decrease is primarily due to the recognition in the 2007 period of the Company’s $2.0 million patent litigation settlement with Sigma Aldrich and a $0.7 million payment from a former distributor under an expired distribution agreement which is presently subject to a lawsuit in which the Company is plaintiff. Revenues from product shipments increased by $16.2 million in the 2008 period due to the contribution of products sales from the Axxora acquisition. Royalty and license fee income increased $1.7 million from the existing Digene agreement and the Abbott License Agreement entered into in the third quarter of fiscal 2007. The segment’s gross margin of $11.3 million was negatively impacted by $1.3 million representing the fair value adjustment attributed to the sale of inventory acquired from Axxora. As of April 30, 2008, substantially all of the fair value adjustment attributed to inventory acquired from Axxora had been amortized. Segment operating expenses, including selling, general and administrative and research and development, increased by approximately $5.1 million during the 2008 period primarily due to the inclusion of Axxora’s expenses.

The Clinical Laboratory segment’s income before taxes was $2.4 million for the 2008 period as compared to $1.6 million in the 2007 period. The 2008 period was positively impacted by an increase in laboratory service revenues of $3.7 million or 13%, due to the expansion of an insurance provider agreement effective January 2007, which increased gross profit by approximately $1.3 million. The increase in the 2008 period’s gross profit was offset by an increase in selling, general and administrative costs of approximately $1.0 million due to increases in sales commissions of $0.4 million and payroll and related costs of $0.6 million, attributable to the increase in service revenues. The segment also earned interest in the 2008 period of $0.2 million on its cash generated by operations.

The Therapeutics segment’s loss before income taxes was approximately $3.5 million for the 2008 period as compared to a loss of $4.5 million for the 2007 period. The decrease in the loss of $1.0 million was primarily due to decreases in clinical trial activities, consulting, payroll and payroll related costs of $0.8 million, and the recognition of $0.1 million from a government grant, included in other income in the consolidated financial statements.

The Other segment’s loss before taxes for the 2008 period was approximately $8.6, a decrease of $1.8 million as compared to $10.4 in the 2007 period. The Other segment’s 2008 period loss reflects a decrease in legal expenses of $2.8 million due to a decrease in patent litigation activity in the current period compared to the 2007 period, partially offset by an increase in general and administrative expenses of $0.5 million, and a decrease in interest income of $0.6 million due to lower levels of cash available for investment and declining interest rates.

Liquidity and Capital Resources

At April 30, 2008, our cash and cash equivalents were $96.5 million, a decrease of $8.6 million from cash and cash equivalents at July 31, 2007. The decrease in cash during the nine months ended April 30, 2008 was primarily due to the cash flow impacts discussed below. The Company had working capital of $107.3 million at April 30, 2008 compared to $113.9 million at July 31, 2007. The decrease in working capital was primarily the result of the decrease in cash and cash equivalents primarily impacted by the use of cash to fund the net loss and capital expenditures offset by increases in other current assets of $1.0 million and by decreases in current liabilities of approximately $3.1 million.

Net cash used in operating activities for the nine months ended April 30, 2008 was approximately $7.0 million as compared to $6.0 million for the nine months ended April 30, 2007. The increase in net cash used by operating activities in the 2008 period over the 2007 period of approximately $1.0 million was primarily due to changes in operating assets and liabilities and in particular the changes in accounts receivable and other receivables of $3.4 million, accrued liabilities of $3.7 million and deferred revenue of $1.0 million in the 2008 period over the 2007 period.

Net cash used in investing activities was approximately $2.1 million as compared to $1.2 million in the year ago period, primarily due to an increase in capital expenditures of $0.5 million, cash used for an acquisition and acquisition costs of $0.3 million.

Net cash provided by financing activities was approximately $0.4 million in the 2008 period primarily from stock options exercise proceeds. In the 2007 period, net cash provided by financing activities was $57.3 million which reflects $57.0 million in net proceeds from the registered direct offerings of the Company’s common stock in December 2006 and January 2007.

On May 8, 2008, the Company’s wholly-owned subsidiary, Enzo Life Sciences, acquired substantially all of the U.S. based assets of Biomol International, L.P. (“Biomol”) through Enzo Life Sciences’ newly-formed subsidiary, Biomol International, Inc., and all of the outstanding capital stock of Biomol’s two wholly owned United Kingdom subsidiaries through Enzo Life Sciences’ wholly owned subsidiary, Axxora (UK) Ltd. (the “Biomol Acquisition”), for a purchase price of $18 million, comprised of $15 million in cash, subject to downward adjustment based on net asset value on the closing date, and $3 million of unregistered common stock of the Company.

In addition, Biomol may be entitled to receive a maximum of $5 million in earn-out payments over the next two years, payable in two installments of $2.5 million on each of the next two anniversaries of the closing date, if certain revenues and EBITDA thresholds for the acquired business are attained. The earn-out payments, if any, will be payable in a combination of cash and shares of the Company’s common stock, provided no more than 50% of the earn-out payments will be paid in stock. Biomol was a privately owned global manufacturer and marketer of specialty life sciences research products, with consolidated revenues of approximately $11.5 million for its fiscal year ended December 31, 2007. The Biomol Acquisition strengthens the Company’s position as a global provider of life sciences reagents by broadening the Company’s product offerings and manufacturing capabilities.

The Company believes that its current cash position is sufficient for its foreseeable liquidity and capital resource needs over the next 12 months, although there can be no assurance that future events will not alter such view.

Contractual Obligations

The following is a summary of future payments under the Company’s contractual obligations as of April 30, 2008, inclusive of obligations related to the business acquisitions effective May 8, 2008 as noted above and in Recent Developments:

Payments Due by Period

		Less than	1-3 years	4-5 years	Over 5 years
(In 000’s)	Total	1 year (Note 1)	(Note 2)	(Note 2)	(Note 2)
Real estate and equipment leases	$21,136	$909	$6,710	$5,333	$8,184
Employment agreements	2,397	573	1,824	—	—
Total contractual cash obligations	$23,533	$1,482	$8,534	$5,333	$8,184

Note 1 – represents the three months ending July 31, 2008.

Note 2 – Reflects obligations as of the July 31 fiscal year end.

Management is not aware of any material claims, disputes or settled matters concerning third party reimbursement that would have a material effect on our financial statements.

Critical Accounting Policies

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon Enzo Biochem, Inc.’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses; these estimates and judgments also affect related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to contractual adjustments, allowance for uncollectible accounts, inventory, intangible assets and income taxes. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Product revenues

Revenues from product sales are recognized when the products are shipped and title transfers, the sales price is fixed or determinable and collectibility is reasonably assured. The revenue from the non-exclusive distribution agreements are recognized when shipments are made to their respective customers and reported to the Company. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. The Company records such consideration provided to distributors under these non-exclusive distribution agreements as a reduction to product revenues. The Company did not recognize any revenue from these distributors during the 2008 and 2007 periods. During the three months ended April 30, 2008, no one customer in the Life Science segment represented 10% or more of total product revenues. During the nine months ended April 30, 2008, one customer in the Life Science segment represented 13% of total product revenues.

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

The following are tables of the Clinical Labs segment’s net revenues and percentages by revenue category for the three and nine months ended April 30, 2008 and 2007:

Clinical Labs net revenues	Three months ended		Three months ended
	April 30, 2008		April 30, 2007
	(In thousands)	(in %)	(In thousands)	(in %)
Revenue category
Medicare	$2,733	26	$2,163	19
Third-party payer	5,095	50	6,632	57
Patient self-pay	924	9	1,643	14
HMO’s	1,560	15	1,092	10
Total	$10,312	100%	$11,530	100%

Clinical Labs net revenues	Nine months ended		Nine months ended
	April 30, 2008		April 30, 2007
	(In thousands)	(in %)	(In thousands)	(in %)
Revenue category
Medicare	$6,687	21	$6,125	21
Third-party payer	18,229	57	17,228	60
Patient self-pay	3,747	12	3,031	11
HMO’s	3,613	10	2,159	8
Total	$32,276	100%	$28,543	100%

The Company provides services to certain patients covered by various third-party payers and the Federal Medicare program. Revenue, net of contractual adjustments, from direct billings under the Federal Medicare program during the three and nine months ended April 30, 2008 and 2007 were approximately 26% and 21%, and 19% and 21%, respectively, of the clinical lab segment’s revenue. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs.

Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 31% and 26% of the Clinical Labs services net revenues for the three and nine months ended April 30, 2008. Other than the Medicare program, no other provider included in the Third-party payer and HMO’s categories exceeded 10% of the Clinical Labs services net revenues for the three and nine months ended April 30, 2007.

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

During the three months ended April 30, 2008 and 2007, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 82.1% and 79.8%, respectively, of gross billings. During the nine months ended April 30, 2008 and 2007, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 81.2% and 78.4%, respectively, of gross billings. The Company believes the negative impact on revenues from the decline in reimbursement rates or the shift to managed care, other primary third-party payers, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could have resulted in a change in Clinical Labs services revenues of approximately $1,030,000 for the nine months ended April 30, 2008, and could have resulted in a change in the net accounts receivable of approximately $309,000 as of April 30, 2008.

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

The following is a table of the Company’s net accounts receivable by segment. The clinical laboratory segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At April 30, 2008 and July 31, 2007, approximately 66% and 69%, respectively, of the Company’s net accounts receivable relates to its clinical laboratory business, which operates in the New York Metropolitan and New Jersey Metropolitan areas.

The Life Sciences segment’s accounts receivable, of which $2.1 million or 45% and $1.8 million or 39% represents foreign receivables as of April 30, 2008 and July 31, 2007 respectively, includes royalty receivables of $1.5 and $1.8 million, as of April 30, 2008 and July 31, 2007, respectively, of which approximately $1.0 and $1.5 million, respectively is from Digene Corporation (Note 12).

Net accounts receivable

	As of		As of
	April 30, 2008		July 31, 2007
Billing
category	(In thousands)	(in %)	(In thousands)	(in %)
Clinical laboratory
Medicare	$1,420	15%	$1,628	17%
Third-party payers	4,509	49	5,856	60
Patient self-pay	2,927	31	1,678	17
HMO’s	493	5	671	6
Total Clinical laboratory	$9,349	100%	$9,833	100%
Total Life Sciences	4,774		4,520
Total accounts receivable	$14,123		$14,353

Changes in the Company’s allowance for doubtful accounts are as follows:

(In thousands)	April 30, 2008	July 31, 2007
Beginning balance	$1,404	$1,033
Provision for uncollectible accounts receivable	3,050	4,653
Write-offs	(2,376)	(4,282)
Ending balance	$2,078	$1,404

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third-party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment, and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the three and nine months ended April 30, 2008 and 2007, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare, until the payer’s filing date deadline occurs.

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

					Third
					Party
(in thousands)	Total		Medicare		Payers		Self-pay		HMO’s
As of April 30, 2008	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
1-30 days	$15,502	50	$2,818	36	$7,064	63	$2,054	26	$3566	95
31-60 days	3,629	12	636	8	1,824	16	1,037	13	132	4
61-90 days	1,993	7	395	5	891	8	663	8	44	1
91-120 days	1,680	5	455	6	551	5	657	8	17
121-150 days	1,233	4	406	6	399	4	424	5	4	–
Greater than 150 days*	6,604	22	3,045	39	424	4	3,141	40	(6)	–
Totals	$30,641	100%	$7,755	100%	$11,153	100%	$7,976	100%	$3,757	100%

					Third
					Party
(in thousands)	Total		Medicare		Payers		Self-pay		HMO’s
As of July 31, 2007	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
1-30 days	$18,120	50	$3,630	40	$8,561	59	$2,309	30	$3,620	69
31-60 days	5,306	15	614	7	2,731	19	1,434	19	527	10
61-90 days	3,795	10	629	7	1,735	12	1,222	16	209	4
91-120 days	2,811	8	530	6	881	6	732	10	668	13
121-150 days	1,589	4	405	4	263	2	779	10	142	2
Greater than 150 days**	4,760	13	3,246	36	226	2	1,173	15	115	2
Totals	$36,381	100%	$9,054	100%	$14,397	100%	$7,649	100%	$5,281	100%

*	Total includes $4,226 fully reserved over 210 days as of April 30, 2008.

**	Total includes $2,432 fully reserved over 210 days as of July 31, 2007.

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

Inventory

The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At April 30, 2008 and July 31, 2007, respectively, the reserve for excess and obsolete inventory was $533,000 and $379,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at April 30, 2008, our assets and liabilities would increase or decrease by approximately $1,477,000 and $452,000, respectively, and our net sales and net earnings would increase or decrease by approximately $1,445,000 and $65,000, respectively, on an annual basis. We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange gains or losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at April 30, 2008, our pre-tax earnings would be favorably or unfavorably impacted by approximately $227,000 on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid, short term (30 – 90 days) federal agency paper and money market funds with high credit ratings. Changes in interest rates affect the investment income we earn on cash and cash equivalents and therefore affect our cash flows and results of operations. As of April 30, 2008, we were exposed to interest rate change market risk with respect to our short-term investments of $94.5 million. The short-term investments earn interest ranging from 2.0% to 2.6% . Each 100 basis point (or 1%) fluctuation in interest rates would increase or decrease interest income on the short-term investments by approximately $0.9 million on an annual basis.

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

ENZO BIOCHEM,
INC.
(Registrant)

Date: June 9, 2008	by:	/s/ Barry Weiner
Chief Financial Officer