Form 10-K
period 2008-07-31
ENZO BIOCHEM INC
filed 2008-10-14
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      ☐ Accelerated filer ☒     Non-accelerated filer ☐     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $303,311,000 as of January 31, 2008.

The number of shares of the Company’s common stock, $.01 par value, outstanding at October 6, 2008 was approximately 37,382,300.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 22, 2009 are incorporated by reference into Part III of this annual report.

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

          In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, with 236 issued patents worldwide, and 213 pending patent applications, along with extensive enabling technologies and platforms.

          Recent Developments

          On May 8, 2008, Enzo Life Sciences, Inc. acquired substantially all of the U.S. based assets and certain liabilities of Biomol International, LP through a newly formed US subsidiary Biomol International, Inc. and all of the stock of Biomol’s wholly-owned United Kingdom subsidiary, Affinity Limited. by Axxora UK, a wholly-owned subsidiary of Enzo Life Sciences, referred to as “Biomol” for approximately $18.1 million in cash and stock, subject to adjustment, exclusive of acquisition costs of approximately $800,000 and contingent payments of $2.5 million on each of the next two anniversary dates. Effective May 8, 2008, Biomol became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was financed with the Company’s cash and cash equivalents and Enzo common stock. (See Item 7, “Recent Developments” and Note 2 in the notes to consolidated financial statements).

          Operating Segments

          We are comprised of three operating segments, of which the Therapeutics and Life Sciences segments have evolved out of our core competencies: the use of nucleic acids as informational molecules and the use of compounds for immune modulation. Information concerning sales by geographic area and business segments for the years ended July 31, 2008, 2007 and 2006 is located in Note 17 in the notes to consolidated financial statements.

          Below are brief descriptions of each of our operating segments:

          Enzo Life Sciences is a company that manufactures, develops and markets biomedical research products and tools to research and pharmaceutical customers world-wide and has amassed a large patent and technology portfolio. The pioneering platforms developed by Enzo Life Sciences enable the development of a wide range of products in the research products marketplace. We are internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 8,000 innovative high quality research reagents in key research areas. The division is an established source for a comprehensive panel of products to scientific experts in the fields of gene expression, non-radioactive labeling and detection, adipokines & obesity, apoptosis, bioactive lipids, cell cycle, cytoskeletal research, DNA damage & repair, epigenetics, immunology & cancer research, inflammation, neurobiology, nitric oxide & oxidative stress, and signal transduction.

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

          We operate a full-service clinical laboratory in Farmingdale, New York, a network of 23 patient service centers, a stand alone “stat” or rapid response laboratory in New York City, and a full-service phlebotomy department.

          The Company’s primary sources of revenue have historically been from product revenues and royalty and licensing of Life Sciences’ products utilized in life science research and from the clinical laboratory services provided to the healthcare community. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2008, 2007 and 2006, (in $000’s and percentages):

Fiscal year ended July 31,	2008		2007		2006

Product revenues	$28,087	36%	$6,658	13%	$4,750	12%
Royalty and license fees	7,630	10	5,820	11	3,150	8
Clinical laboratory services	42,078	54	40,430	76	31,926	80

Total	$77,795	100%	$52,908	100%	$39,826	100%

          Markets

          Background

          Deoxyribonucleic Acid (“DNA”) is the source of biological information that governs the molecular mechanisms underlying life. This information is stored in the linear sequences of nucleotides that comprise DNA. The sequence of the human genome, comprising well over 30,000 genes, has been identified by genome research, including the Human Genome Project. The ongoing challenge of the scientific research community is to determine the function and relevance of each gene. This information will facilitate the understanding of biological mechanisms and how variations and mutations in such mechanisms may result in disease, enabling more rapid and accurate detection of specific diseases and the development of new therapeutics to treat them.

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

          We believe this market will continue to grow as a result of:

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

          According to industry sources, the market for molecular diagnostic tools, assays and other products is currently more than $4 billion per year, and is acknowledged as one of the fastest growing segments in the in-vitro diagnostic industry. Contributing to this growth are, among other factors:

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

          Therapeutics

          As science progresses, we are learning more about biochemical processes and how the cell’s machinery is directed towards normal functioning of physiological, genetic and immune system pathways. Disease may result as the consequence of an inappropriate reaction in any of these systems.

          In the normal physiologic functioning of the body key modulators interact with membrane-bound proteins and initiate a cascade of biochemical reactions that regulate the cell. How modulators interact with membrane-bound proteins set the stage for a variety of possible activities that the cell then controls. The membrane-bound proteins are multiligand receptors, hence the modulator(s) and their activity at a specific binding docking “station” determine the ultimate activity of the cell. This constitutes a cell signaling pathway. One of the most notable cell signaling pathways is the Wnt pathway and an associated membrane protein, LDL (low density lipoprotein) receptor-related protein LRP. Recent research by Enzo and others have unlocked the key to the activation/inhibition of the Wnt and/or LRP system resulting in the discovery and subsequent regulation of natural processes, such as development, cell division, and metabolic activity, among others. Manipulation of this system through small molecules, peptides, oligonucleotides or antibodies may possibly correct dysfunctional systems.

          Other diseases may be the consequence of an inappropriate reaction of the body’s immune system, either to a foreign antigen, such as a bacterium or virus, or, in the case of an autoimmune condition, to the body’s own components. In recent years, several new strategies of medication for the treatment of immune-based diseases such as Crohn’s disease, autoimmune uveitis, and rheumatoid arthritis, have been developed. These treatments are all based on a systemic suppression of certain aspects of the immune system and can lead to significant side effects. Thus, there continues to be a need for a therapeutic strategy that is more specific and less global in its effect on the immune system.

          Still other diseases result from either the expression of foreign genes, such as those residing in viruses and pathogenic organisms, or from the abnormal or unregulated expression of the body’s own genes. In other cases, it is the failure to express, or overexpression of, a gene that causes the disease. In addition, a number of diseases result from the body’s failure to adequately regulate its immune system.

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

          Synthetic gene medicine involves the administration of synthetic nucleic acid sequences called “oligos” that are designed to bind to, and thus deactivate, ribonucleic acid (“RNA”) produced by a specific gene. To date, this approach has demonstrated limited success. Since a single cell may contain thousands of strands of RNA, large amounts of oligos are necessary to shut down the production of unwanted proteins. Also, they are quickly metabolized or eliminated by the body. Consequently, large quantities of oligos must be delivered in multiple treatments, which can be both toxic to the body as well as costly.

          Genetic medicine or gene therapy involves the insertion of a gene into a cell. The inserted gene biologically manufactures the therapeutic product within the cell on an ongoing basis. This gene may be introduced to bring about a beneficial effect or to disable a pathological mechanism within the cell. For example, the gene may be inserted to replace a missing or malfunctioning gene responsible for synthesizing an essential protein or the inserted gene may code for a molecule that would deactivate either an overactive gene or a gene producing an unwanted protein. As a permanent addition to the cellular DNA, the inserted gene produces RNA and/or proteins where needed.

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

          Strategy

          Our objective is to be a leading developer and provider of the tools and diagnostic technologies used to study and detect disease at the molecular level and to be a provider of therapeutic approaches to manage specific diseases. There can be no assurance that our objective will be met. Key elements of our strategy involving three separate platforms include our ability to:

          Apply our innovative technology to a variety of diseases mediated by cell signaling pathways, by the immune system, or, in advanced cases, gene therapy.

          We believe our core technologies have broad diagnostic and therapeutic applications. We have focused our efforts on discovering how best to correct pathologies associated with bone or metabolic control, and immune-mediated diseases. Although the cause of disorders such as Crohn’s disease, autoimmune uveitis and non-alcoholic steatohepatitis (NASH) remains unknown, various features suggest immune system involvement in their pathogenesis.

          We continue to test technologies we believe can serve as enabling platforms for developing medicines that genetically target and inhibit viral functions, as well as medicines that regulate the immune response. In addition to such therapeutic products, we continue to capitalize on our nucleic acid labeling, amplification and detection technologies and intellectual property to develop diagnostic and monitoring tests for various diseases.

          Maximize our resources by collaborating with others in research and commercialization activities

          We enter into research collaborations with leading academic and other research centers to augment our core expertise on specific programs.

          During fiscal 2005, we acquired the rights and intellectual property to a candidate drug and technology intended for use in the treatment of autoimmune uveitis. We are collaborating with scientists and physicians in the United States and abroad to develop this candidate drug into a product for treating autoimmune uveitis. Through these collaborations and other licensing agreements we continue to develop novel therapeutics for the stimulation and enhancement of bone formation and glucose control, among others. Such products, if any, emanating from this technology could provide potential therapy for bone disorders, including bone loss, bone fractures, periodontitis, diabetes and other indications.

          We have research collaborations with other institutions including, Hadassah University Hospital in Jerusalem, Israel relating to our immune regulation technology and the University of California at San Francisco for the application of our genetic antisense technology against HIV. Through other collaborations we are developing our candidate drug Optiquel™ for autoimmune uveitis. There can be no assurance that any of these collaborative projects will be successful.

          Similarly, we seek to fully exploit the commercial value of our technology by partnering with for-profit enterprises in specific areas in order to act on opportunities that can be accretive to our efforts in accelerating our development program.

          Apply our biomedical research technology to the clinical diagnostics market

          We intend to develop our proprietary research technology for use in the clinical diagnostics market. We currently offer over 25 gene-based tests for the research market, for the identification of such viruses as human papillomavirus, cytomegalovirus, and Epstein-Barr virus. We also have an extensive library of probes for the detection of various diseases. We have developed a standardized testing format that can permit multiple diagnoses to be performed on the same specimen.

          Leverage marketing and distribution infrastructure of leading life sciences companies

          Enzo Life Sciences continues to develop its sales and marketing infrastructure to more directly service its end users, while simultaneously positioning the Company for product line expansion. Our acquisitions of Axxora in May 2007 and Biomol in May 2008, have expanded our global sales, marketing, manufacturing, product development and distribution infrastructure. Enzo Life Sciences now operates worldwide through wholly owned subsidiaries (in USA, Switzerland, Benelux, Germany, and UK) and a network of third party distributors in most other significant markets worldwide.

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

          In fiscal 2005, the Company, as plaintiff, finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit. Digene Corporation was acquired by QIAGEN. The license agreement with the Company was assigned to QIAGEN Gaithersburg Inc. (“Qiagen”). Under the terms of the license agreement, the Company would earn quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. In the license agreement, Qiagen was granted a world-wide, non-exclusive license to the Company U.S. Patent number 6,222,581, which is related to the use of a methodology called “hybrid-capture” in which certain nucleic acid probes are hybridized to target nucleic acids and then captured indirectly on a solid surface. The resulting nucleic acid hybrids are then detected by antibodies conjugated to signal-generating molecules which produce an amplified signal allowing for more sensitive detection of the resultant hybrids. This platform is one of the most desirable formats for the detection of nucleic acids in a reliable and economic manner, and has formed the basis for one of the most commonly ordered genomic-based assays. See Note 13 to the notes to consolidated financial statements.

          Expand and protect our intellectual property estate

          Since our inception, we have followed a strategy of creating a broad encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During Fiscal 2008, we were awarded seven patents and expanded our patent estate in the area of nucleotides, amplification, labeling, detection, among others

          Core Technologies

          We have developed a portfolio of proprietary technologies with a variety of research, diagnostic and therapeutic applications.

          Diagnostic Technology Platform

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

          Therapeutic Technology Platforms

          Cell Signaling Pathway

          Our newest therapeutic technology platform involves the development of pharmaceutical agents that affect with protein-protein interactions. Over the past several years, our scientists and collaborators have unlocked the secrets of a major cell signaling pathway thus producing a means to modify biologic activity in a number of physiological systems. Further investigation into the design and control of this system has allowed our scientists and their collaborators to determine the structure of key regulatory proteins and to identify active sites that then become targets for Enzo’s proprietary technology generating system. Our technology is capable of generating active compounds that range from orally delivered small molecules to peptides, oligonucleotides or antibodies. We have performed pioneering work on the structure and function of LRP and its ligands, developed a screening technology to identify active compounds, and have synthesized proprietary molecules capable of producing biological effects in cell-based systems and animal models of disease. Specifically, this system allows the Company to successfully:

•	generate biological, genetic, and structural information concerning LRP;

•	determine the structure of LRP docking sites of its ligands;

•	identify the functionally important residues via site-directed mutagenesis;

•	build the fine structure map and employ it as the basis for virtual screening;

•	show that compounds specifically bind to wild type LRP5, but not to mutated LRP5;

•	generate a cell-based assay capable of identifying active compounds and;

•	synthesize proprietary molecules that are active in animal models of disease.

Through this novel, proprietary, functional screening system, we have identified small molecules capable of reversing sclerostin-mediated inhibition of Wnt signaling. Preclinical animal studies with several candidate lead compounds produced the following results:

•	significant increases in total and femoral bone density through new bone formation;

•	significant reduction in alveolar bone loss and;

•	significant reduction in bone resorption.

The anabolic induction of new bone formation and prevention of bone loss by our small molecule compounds may promise new paths for the treatment of osteoporosis.

In addition, our proprietary technology has enabled the generation of novel chemical entities that have significant glucose lowering activity. These effects are separate from its effects on bone metabolism indicating a specificity of action conferred by the interaction of a particular compound with the cell signaling pathway. Therefore, this approach may be broadly applicable to the generation of therapeutic drug candidates for multiple indications.

          Immune Regulation

          Oral Immune Regulation. We are exploring a novel therapeutic approach based on immune regulation. Our immune regulation technology seeks to control an individual’s immune response to a specific antigen in the body. An antigen is a substance that the body perceives as foreign and, consequently, against which the body mounts an immune response. We are developing our technology to treat immune-mediated diseases, specifically autoimmune uveitis and Crohn’s Disease.

          Gene Regulation

          We have developed an approach to gene regulation known as genetic antisense or antisense RNA. Our technology involves the introduction into cellular DNA of a gene that codes for an RNA molecule that binds to, and thus deactivates, RNA produced by a specific gene. To deliver our antisense gene to the target cell, in a process called transduction, we have developed proprietary vector technology. Our vector technology has the following strengths:

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

          • “Smart” Vectors. We incorporate into the surface of our vectors proteins that are designed to have an affinity for the surface of the cell types intended to be transduced. By including this targeting mechanism, we create in essence “smart” vectors that preferentially transduce the intended cell type. This may ultimately permit us to develop a genetic antisense product that is administered directly to the patient.

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

          In summary, we have developed proprietary technologies in the areas of cell signaling, immune modulation and gene regulation (genetic antisense or antisense RNA) that we are using as platforms for a portfolio of novel therapeutics. There can be no assurance that we will be able to secure patents or that these programs will be successful. The potential therapeutics we are developing could be used, if successful, for the treatment of a variety of diseases, including osteoporosis, osteonecrosis and other bone pathologies, diabetes, autoimmune uveitis, and inflammatory bowel disease, including Crohn’s Disease and ulcerative colitis, among others.

          We have developed an immunomodulator agent EGS21 as a potential therapeutic for treating immune mediated disorders. EGS 21 is a glycolid that has been shown by our scientists and collaborators to act as an anti-inflammatory agent in animal model systems and is being evaluated as a drug candidate in the treatment of various immune mediated diseases.

          In summary, we have developed proprietary technologies in the areas of cell signaling, immune modulation and gene regulation (genetic antisense RNA) that we are using as platforms for a portfolio of novel therapeutics.

          There can be no assurance that we will be able to secure patents or that these programs will be successful. The potential therapies we are developing could be used, if successful for the treatment of a variety of diseases, including osteoporosis, osteonecrosis and other bone pathologies, diabetes, autoimmune uveitis and inflammatory bowel disease, including Crohn’s disease and ulcerative colitis, among others.

          Products and Services

          We are applying our core technologies to develop novel therapeutics as well as research tools for the life sciences and clinical diagnostics markets. In addition, we provide clinical laboratory services to physicians and other health care providers in the New York Metropolitan and New Jersey area.

          Research Products

          We are organized to lead in the development, production, marketing and sales of innovative life science research reagents worldwide based on over 30 years of experience in building strong international market recognition, implementing outstanding operational capabilities, and establishing a state of the art electronic information and ordering marketplace. We in-license and manufacture over 8,000 products, and distribute an additional 20,000 products, that may be sold individually or combined in a kit to meet the specific needs of researchers. We market these products to biomedical and pharmaceutical firms as well as academic and government research institutions worldwide. Our comprehensive portfolio of high quality reagents and kits in key research areas are sold to scientific experts in the following fields:

Adipokines	Interferons
Antibiotics	Kinases/Inhibitors
Apotosis/Cell Death	Leukotrienes/Prostaglandins/Thromboxanes
Biologically Active Peptides	Microarray Labeling
Bone Metabolism	Multidrug Resistance
Cancer Research	Natural Products/Antibiotics
Cell Death	Neuroscience
Cell Cycle	Nitric Oxide Pathway
Chemokines/Cytokines	Nuclear Receptors
Cytoskeletal Research	Oxidative Stress
Dependence Receptors	Proteosome/Ubiqutin
DNA Fragmentation/Damage/Repair	Receptors
DNA Regulation	Signal Transduction
Epigenetics	Stem Cell/Cell Differentiation
FISH	Stress Proteins/Heat Shock Proteins
Growth Factors/Cytokines	TNF/TNF Receptor Superfamily
Hypoxia	Transcription Factors
Immunology	Viral Signaling
Inflammation/Innate Immunity

          Enzo Life Sciences is organized to promote and market its product through its five brands.

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

          Biomol The Biomol branded product portfolio is targeted towards the cellular biochemistry segment with an emphasis on areas related to protein post-translational modification, be it by ubiquitin or the ubiquiting-like proteins, acetylation, methylation, phosphorylation, sulphation, or glycolsylation.

          Therapeutic Development Programs

          We have a number of therapeutic products in various stages of development that are based on our proprietary cell signaling, immune regulation and gene therapy technologies. Our therapeutic programs are described below.

          Osteoporosis (and certain bone disorders) and Diabetes

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

          One of the most challenging problems in clinical dentistry chronicled throughout history is the loss of alveolar bone. Alveolar bone loss is characterized by the reduction in height and volume of the maxillary and mandibular bones that underlie and support the teeth. The primary causes of alveolar bone loss are periodontitis and tooth loss, although osteoporosis may also contribute. The lack of an effective treatment for periodontal bone loss has encouraged the continued search for a successful therapeutic approach. Our preliminary results which were presented at the annual meeting of the American Society for Bone and Mineral Research 2007 suggest that Enzo-D58 may be effective in preventing alveolar bone loss. We have continued this effort and have synthesized and developed novel compounds that appear to be active in standard animal models which assess bone density. We continue to develop these drug candidates and progress them along the drug development continuum.

          In addition, we and our collaborators have investigated the biochemical pathways involved in glucose homeostasis. Using animal genetic models, and structural and computational biology we have been able to decipher some of the complex cellular machinery that controls glucose, synthesize novel entities that interact at key targets and test them in standard animal models of diabetes. We continue to explore this very exciting line of research and continue activities geared toward the development of potential therapeutics for diabetes with novel mechanisms of action.

          Autoimmune Uveitis. Autoimmune uveitis, which results from inflammation of a part of the eye known as the uvea, is believed to result from an immune reaction to antigens in the eye, specifically the S-antigen and the interphotoreceptor retinoid-binding protein (IRBP). There is no known cure for uveitis, which in the United States, according to the American Uveitis Society, is newly diagnosed in approximately 38,000 people every year. While there are steps that can be taken to preserve sight and slow the progress of vision loss, individuals with uveitis also are at increased risk of developing cataracts, glaucoma or retinal detachment.

          In fiscal 2005, we acquired rights and intellectual property to a candidate drug and technology intended for use in the treatment of uveitis. The drug is the result of a discovery by scientists at the eye clinic of the Ludwig Maximilians University in Munich, Germany, who found a small peptide that when fed to rats with experimental allergic uveitis promoted their recovery. Based on favorable preclinical studies, the developers conducted an open, pilot Phase I clinical trial in Germany with encouraging results.

          Using our immune regulation platform and the recently acquired rights to the candidate drug, Optiquel™ (B27PD), Enzo is currently developing a protocol for a multi-center, double-blind, placebo-controlled, proof-of-concept clinical trial to be carried out in the United States and possibly ex-US. We have begun collaborations with scientists and physicians in both the US and abroad and have assembled an advisory board of consultants who are experts in the management and treatment of uveitis. In addition, we have held a pre-IND meeting with the U.S. Food and Drug Agency (FDA) in preparation for regulatory approval to initiate clinical studies in the US. We will be filing an IND with the FDA assuming all manufacturing, quality and preclinical studies meet FDA requirements.

          We previously had filed with the regulatory authorities in Europe, and Optiquel ™has been granted orphan status under European regulations. We will apply for the same in the U.S. since Orphan status designation can confer both financial and marketing benefits.

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

          Patients are managed during short-term episodes through the use of anti-inflammatory medications, or immunosuppressants, which provide symptomatic relief over short periods of time, but do not provide a cure. These drugs are all based on a generalized suppression of the immune response and are non-specific. As such, they have considerable side effects and may make the body more prone to infection, lymphoma, or other diseases.

          Alequel™ is an individualized protein product mixture produced from autologous tissue and extracted during a routine colonoscopy from a patient. The Enzo protein extract is administered to the patient orally. Interim results of a Phase II clinical study, were presented at the 2007 annual Digestive Disease Week conference. In these studies, subjects were evaluated using the Crohn’s Disease Activity Index (CDAI), a standard measure of the severity of the disease, with higher scores indicating more severe disease activity. Forty-nine patients with moderate to severe Crohn’s disease were randomized to receive either placebo or Alequel™ Patients were monitored on an intent-to-treat basis for remission (a decrease in CDAI to 150 or lower), clinical response (a decrease in CDAI of 100 or greater) and quality of life as measured by the inflammatory bowel disease questionnaire (IBDQ). The results, although not statistically significant, indicated that patients receiving Alequel™ achieved improved rates of clinical remission compared with the placebo group (39% vs. 22%), clinical response (50% vs. 30%) and improved quality of life in the drug study group compared to placebo.

          No treatment-related adverse events were noted. Thus, we concluded that Alequel™ may be a safe and effective method for treatment of patients with moderate to severe Crohn’s disease.

          An expanded double-blind, placebo-controlled study to broaden the diversity of the patient population is currently being completed at Hadassah Hospital in Jerusalem. We expect results from this study in Fiscal 2009. If the results are positive, we will request a pre-IND meeting with the US FDA to plan for regulatory approval to initiate studies in the US. We have begun collaborations with scientists and physicians and have assembled an advisory board of consultants who are experts in the management and treatment of inflammatory bowel disease.

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

          According to the World Health Organization, there were more than 60 million individuals worldwide living with HIV infection during 2007. There were over 5 million new infections and 3 million deaths from HIV during that same year. More than 20 million have died since the first cases of AIDS were identified in 1981. At present, several classes of products have received FDA marketing approval for HIV-1 infection: reverse transcriptase inhibitors protease inhibitors, fusion inhibitors and binding inhibitors.

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

•	anti HIV-1 antisense RNA-containing immune cells were detected in the circulation of subjects, the longest at 72 months;

•	cells contained the antisense RNA.

          Based on these Phase I trial results demonstrating long-term survival and functioning of antisense RNA in white blood cells, including CD4+ cells, we initiated a Phase I/II study at University of California San Francisco (UCSF), the site of the Phase I study. This study focuses on a strategy designed to increase the percentage of engineered CD4+ cells that contain the anti-HIV-1 antisense genes. The first patient has undergone treatment and we are monitoring the progress.

          Non-Alcoholic SteatoHepatitis (NASH)

          We are currently conducting a double-blind, placebo-controlled study at Hadassah Hospital in Jerusalem which is designed to investigate the effects of EGS-21, a glycolipid, as an immune modulator for the alleviation of NASH. We expect to have results from this study by the end of fiscal 2009.

          Hepatitis B Virus (HBV)

          We have developed a HBV therapeutic utilizing our proprietary immune regulation technology. HBV is a viral pathogen that can lead to a condition in which the body destroys its own liver cells through an immune response. This condition is commonly referred to as chronic active hepatitis. According to the latest figures published by the World Health Organization, approximately 2 billion people are infected by HBV, of whom an estimated 350 million are chronically infected and therefore at risk of death from liver disease.

          EHT899 immune regulation product. EHT899 is a proprietary formulation of an HBV viral protein designed to eliminate the undesirable immune response elicited by the HBV infection. It may enhance a secondary immune response to clear the viral infection, resulting in reduction in liver damage and decrease in viral load.

          Based on both the preclinical and clinical results, the Company began exploring several options for development of the candidate drug. Our current strategy is to seek a commercial partner to continue the drug development. To this end pharmaceutical partnerships are being explored and evaluated, although there can be no assurances that such efforts will be successful

          Clinical Laboratory Services

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

          Our full service clinical laboratory in Farmingdale, NY contains infrastructure that includes a comprehensive information technology, logistics, client service and billing departments. Also, we have a network of over twenty three strategically located patient service centers and a full service phlebotomy department. Patient service centers collect the specimens as requested by physicians. We also operate a fully equipped STAT laboratory in New York City. A “STAT” lab is a laboratory that has the ability to perform certain routine tests quickly and report results to the physician immediately.

          Patient specimens are delivered to our laboratory facilities by our logistics department accompanied by a test requisition form. These forms, which are completed by the ordering physician, indicate the tests to be performed and demographic patient information. Once this information is entered into the laboratory computer system the tests are performed and the results are entered primarily through an interface from the laboratory testing equipment or in some instances, manually into the laboratory computer system. Most routine testing is completed by early the next morning, and test results are reported to the ordering physician. These test results are either delivered electronically via our proprietary EnzoDirect™ system or delivered by our logistics department directly to the ordering physicians’ offices. Physicians who request that they be called with a particular result are so notified.

          For fiscal years ended July 31, 2008, 2007, and 2006, respectively, 54%, 76% and 80% of the Company’s revenues were derived from the clinical laboratory. At July 31, 2008 and 2007, respectively, approximately 58% and 68% of the Company’s net accounts receivable were derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its numerous third party payers and individual patient accounts, and is limited to certain large payers that insure individuals that utilize the Clinical Labs services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

          Revenue, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2008, 2007 and 2006 were approximately 22%, 21% and 23%, respectively, of the clinical laboratory segment’s total revenue. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. Gross billings are based on a standard fee schedule we set for all third party payers, including Medicare, health maintenance organizations (“HMO’s) and managed care providers. We adjust the contractual adjustment estimate quarterly, based on our evaluation of current and historical settlement experience with payers, industry reimbursement trends, and other relevant factors. The other relevant factors that affect our contractual adjustment include the monthly and quarterly review of: 1) current gross billings and receivables and reimbursement by payer, 2) current changes in third party arrangements. 3) the growth of in-network provider arrangements and managed care plans specific to our Company. The clinical laboratory industry is characterized by a significant amount of uncollectible accounts receivable related to the inability to receive accurate and timely billing information in order to forward it on to the third party payers for reimbursement, and the inaccurate information received from the covered individual patients for unreimbursed unpaid amounts. Our provision for uncollectible accounts receivable is within historical expectations.

          Other than the Medicare program, revenues from United Healthcare of New York, Inc. represented 26% and 20% of the Clinical Labs segment’s net revenue for the fiscal year ended July 31, 2008 and 2007, respectively. Other than the Medicare program, no other provider exceeded 10% of Clinical Labs service revenue for the fiscal year ended July 31, 2006.

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

          Research and Development

          Our principal research and development efforts are directed toward expanding our research product lines, given our increased manufacturing, distribution capability following the acquisitions of Axxora and Biomol, as well as developing innovative new therapeutic products to meet unmet market needs. We have developed our core research expertise in the life science field as a result of 30 years of dedicated focus in this area. We conduct our research and other product development efforts through internal research and collaborative relationships.

          In the fiscal years ended July 31, 2008, 2007 and 2006, the Company incurred costs of approximately $8,637,000, $9,393,000 and $7,896,000, respectively, for research and development activities.

          Internal Research Programs

          Our professional staff of 58 scientists, including 46 with post graduate degrees, performs our internal research and development activities. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

          External Research Collaborations

          We have and continue to explore collaborative relationships with prominent companies and leading-edge research institutions in order to maximize the application of our technology in areas where we believe such relationship will benefit the development of our technology. Apotech Laboratories, Inc., a wholly owned subsidiary of Axxora Inc., is involved in three EU collaborative projects aimed at developing novel anti-cancer drugs, novel targets for the design of new cancer therapies and developing new diagnostics to significantly improve haematopoieteic stem cell transplants. Biomol International Europe is a participant in the RUBICON “Network of Excellence” which is funded by the Framework Programme 6 of the European Commission focused on the development of reagents and assays facilitating investigation of ubiquitin and ubiquitin-like (Ubl) pathway components. We also have a number of external collaborations around the world to enhance our ongoing therapeutic development program.

          Sales and Marketing

          Our sales and marketing strategy for Enzo Life Sciences is to sell our life science products through three distinct channels: (i) direct sales to end-users (ii) supply agreements with manufacturers and (iii) through distributors in major geographic markets. We operate with an understanding of local markets and a well-functioning distribution network system across the globe. Scientists around the world recognize the brands (Alexis, Apotech, Axxora, Biomol and Enzo) for innovative high quality products and as a source for life science research reagents from original manufacturers. Our marketing and sales network includes fully-owned subsidiaries (USA, Switzerland, Germany, UK), and a network of third party distributors in most other significant markets worldwide.

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

          At the end of fiscal 2008 we owned or licensed 53 U.S. and 183 foreign patents relating to products, methods and procedures resulting from our internal or sponsored research projects.

          There can be no assurance that patents will be issued on pending applications or that any issued patents will not be challenged (see Item 3, Legal Proceedings), or that they will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology. We also rely on our trade secrets and continuing technological innovation. We require each of our employees to sign a confidentiality agreement that prohibits the employee from disclosing any confidential information about us, including our technology or trade secrets.

          Our intellectual property portfolio can be divided into patents that provide claims in three primary categories, as described below:

          Nucleic Acid Chemistry

          We currently have broad patent coverage in the area of nucleic acid chemistry. We have done extensive work on the labeling of nucleic acids for the purpose of generating a signal that dates back over twenty years. Enzo has multiple issued patents covering the modification of nucleic acids at all three potential modification sites (sugar, base and phosphate). The claims contained in these patents cover any product that incorporates a signaling moiety into a nucleic acid for the purpose of nucleic acid sequence detection or quantification.

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

          In some instances, we may enter into royalty agreements with collaborating research parties in consideration for the commercial use by us of the developments of their joint research. In other instances the collaborating party might obtain a patent, but we receive the license to use the patented subject matter. In such cases, we will seek to secure exclusive licenses. In other instances, we might have an obligation to pay royalties to, or reach a royalty arrangement with, a third party in consideration of our use of developments of such third party. The Research Foundation of the State University of New York has granted us the exclusive rights to a genetic engineering technology using antisense nucleic acid control methodologies. We plan to utilize its technological expertise to develop a line of products and services designed specifically for the cytogenetics research market.

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

          If a developer obtains designation by the FDA of a biologic or other drug as an “orphan” for a particular use, the developer may request grants from the federal government to defray the costs of qualified testing expenses in connection with the development of such drug. Orphan drug designation is possible for drugs for rare diseases, including many genetic diseases, which means the drug is for a disease that has a prevalence of less than 200,000 patients in the United States. The first applicant who receives an orphan drug designation and who obtains approval of a marketing application for such drug acquires the exclusive marketing rights to that drug for that use for a period of seven years unless the subsequent drug can be shown to be clinically superior. Accordingly, no other company would be allowed to market an identical orphan drug with the same active ingredient for the use approved by the FDA for seven years after the approval.

          Regulation of Diagnostics

          The diagnostic products that are developed by our collaborators, or by us, are likely to be regulated by the FDA as medical devices. Unless an exemption applies, medical devices must receive either “510(k) clearance” or pre-market approval (“PMA”) from the FDA before marketing them in the United States. The FDA’s 510(k) clearance process usually takes from four to 12 months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

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

          The Federal Stark laws, and New York State regulations, have also placed restrictions on the supplies and other items that laboratories may provide to their clients. These laws specify that laboratories may only provide clients with items or devices that are used solely to collect, transport or store specimens for the laboratory or to communicate results or tests. Items such as biopsy needles, snares and reusable needles are specifically prohibited from being supplied by laboratories to their clients. These laws represent a significant deviation from practices that previously occurred throughout the industry. The Company has put in place procedures to ensure compliance with these laws and restrictions and believes that it is in compliance with these laws.

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

          The implementation of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) regulations impacts electronic billing and the security and privacy of patient identifiable health information by all health providers including Enzo Clinical Labs. In response to this challenge, we have implemented an approach to identify, assess and plan for changes required by the HIPAA regulations. A HIPAA Oversight Committee (“Oversight Committee”) was formed to coordinate this task. The Oversight Committee consists of members from management and a designated HIPAA Compliance Officer. We have in place a framework for activities in this area. As the HIPAA rules are released and their impact upon our operations are analyzed, our response to HIPAA is reviewed and revised as necessary. We believe that we are in compliance with these HIPAA regulations.

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

          Manufacturing and Research Facilities

          Our internal manufacturing and scientific efforts for our three segments took place primarily at our facility in Farmingdale, New York prior to June 2007. At this facility we have a completely integrated laboratory and manufacturing facility, with special handling capabilities and clean rooms suitable for our operations. In June 2006, we acquired a facility adjacent to our Farmingdale, New York facility that effective July 1, 2008, a major portion became utilized by Life Science for research and manufacturing. In connection with the Axxora acquisition, the Life Sciences segment has added manufacturing and research operations in Switzerland and a research facility in San Diego, California. The Epilanges, Switzerland site houses the research and development laboratories of Apotech. A portion of the San Diego, California facility is used to perform research and development activities. In connection with the Biomol acquisition, the Life Sciences segment has added manufacturing and research operations in Plymouth Meeting, Pa. and a research facility in Exeter, United Kingdom. We also contract with qualified third-party contractors to manufacture our products in cases where we deem it appropriate, for example, when it is not cost-effective to produce a product ourselves or where we seek to leverage the expertise of another manufacturer in a certain area.

          Employees

          As of July 31, 2008, we employed 439 full-time and 71 part-time employees. Of the full-time employees, 132 were engaged in research, development, manufacturing, and marketing of research products, 13 in therapeutics research, 266 in the clinical laboratories and 28 in finance, legal and administrative functions. Our scientific staff, including 46 individuals with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that the relationships we have established with our employees are good.

          Information Systems

          Information systems are used extensively in virtually all aspects of our clinical laboratory business, including laboratory testing, billing, customer service, logistics, and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology systems. Computer systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. We have invested heavily in the upgrade of our information and telecommunications systems to improve the quality, efficiency and security of our businesses. In addition, to complement our proprietary physician connectivity solution, EnzoDirect™ we have introduced a web portal version which allows physicians to receive laboratory results from any personal computer with a browser and an Internet connection.

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

          The Company’s website is located at www.enzo.com. The Company makes available on its website a link to all filings that it makes with the SEC. You may request a copy of the Company’s filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Enzo Biochem, Inc. 527 Madison Ave. New York, New York 10022 Tel: (212) 583-0100 Attn: Investor Relations

          Item 1A. Risk Factors

          Risks relating to our Company and our industries

          We have experienced significant losses in our last two fiscal years and quarter to quarter. If such losses continue, the value of your investment could decline significantly.

          We incurred a net loss of $10.7 million and $13.3 million for the fiscal years ended July 31, 2008 and 2007, respectively. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses which could have an adverse effect on our business and adversely affect your investment in our Company.

          Our operating results may vary from period to period.

          Our operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including:

•	competitive conditions, including changes in third-party reimbursements,

•	exchange rate fluctuations,

•	changes in tax laws, the results of tax audits or the measurement of tax uncertainties,

•	the timing of our research and development, sales and marketing expenses,

•	the introduction of new products by us or our competitors,

•	the success of identifying, acquiring and integrating businesses that complement our product offering, add new technology or add presence in a market,

•	customer demand for our products due to changes in purchasing requirements and research needs, and

•	general worldwide economic conditions affecting funding of research.

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

          We may be unable to identify, acquire and integrate acquisition targets.

          In the past two fiscal years we have made significant acquisitions. Our strategy envisions that a part our future growth will come from acquiring and integrating similar operations. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with the existing operations. In addition, we compete for acquisition candidates with other entities, some of which have greater financial resources than ours. Our failure to implement successfully its acquisition strategy would limit our potential growth.

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

          Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be, involved in material patent litigation, such as the matters discussed under “Part I - Item 3. Legal Proceedings” in this report. Patent protection litigation is time-consuming and we have incurred significant legal costs. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

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

          We are subject to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of July 31, 2008, goodwill and other intangible assets with indefinite lives represented approximately 25% of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

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

          The insurance we purchase to cover our potential business risk may be inadequate.

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

          We operate internationally primarily through wholly-owned subsidiaries located in North America and Europe. Revenues outside the United States were approximately 25% of total revenues in fiscal 2008. We expect that sales from international operations will continue to represent a growing portion of our sales as a result of the May 2008 acquisition of Biomol. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including:

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

          Our common stock is quoted on the New York Stock Exchange, and there has been historical volatility in the market price of our common stock. The trading price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including:

•	fluctuations in our quarterly operating and earnings per share results;

•	the gain or loss of significant contracts;

•	loss of key personnel;

•	announcements of technological innovations or new products by us or our competitors;

•	delays in the development and introduction of new products;

•	legislative or regulatory changes;

•	general trends in the industries we operate;

•	recommendations and/or changes in estimates by equity and market research analysts;

•	biological or medical discoveries;

•	disputes and/or developments concerning intellectual property, including patents and litigation matters;

•	public concern as to the safety of new technologies;

•	sales of common stock of existing holders;

•	securities class action or other litigation;

•	developments in our relationships with current or future customers and suppliers; and

•	general economic conditions, both in the United States and worldwide.

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

          We are not restricted from issuing additional common stock, preferred stock or securities convertible into or exchangeable for common stock. Future sales of a substantial number of our shares of common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock, and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock.

          Item 1B. Unresolved Staff Comments

          None

          Item 2. Properties

          The following are the principal facilities of the Company:

Location	Primary use	Segments	Leased/owned	Square footage

Farmingdale, NY	Clinical laboratory and research (Note 1 below)	Clinical Labs, Therapeutics	Leased	43,	000
Farmingdale, NY	Manufacturing, research, Sales and administrative offices	Life Sciences, Other	Owned	22,	000
New York, NY	Corporate headquarters	Other	Leased	6,	400
San Diego, CA (Note 2)	Sales, administration, and distribution	Life Sciences	Leased	8,	800
Lausen, Switzerland	Operational headquarters in	Life Sciences	Leased	15,	400
(Note 2)	Europe, including sales, warehouse and distribution
Epalinges, Switzerland (Note 2)	Manufacturing and research and development	Life Sciences	Leased	2,	100
Plymouth Meeting, Pa. (Note 3)	Sales, manufacturing, research, administration, and distribution	Life Sciences	Leased	19,	500
Exeter, United Kingdom (Note 3)	Sales, manufacturing, research, administration, and distribution	Life Sciences	Leased	3,	642

Note 1 - In March 2005, the Company amended and extended the lease for its Farmingdale laboratory for a period of 12 years.

Note 2 – The leases for these properties were acquired in connection with the Axxora acquisition in May 2007.

Note 3 – The leases for these properties were acquired in connection with the Biomol acquisition in May 2008.

          We believe the current facilities are suitable and adequate for the Company’s current operating needs for its clinical laboratories, life science and therapeutics segments, and that the production capacity in various locations is sufficient to manage product requirements

          Item 3. Legal Proceedings

          In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants’ breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants’ infringement of patents covering the same. In April, 2003, the court directed that individual complaints be filed separately against each defendant. The defendants have answered the individual complaints and asserted a variety of affirmative defenses and counterclaims. Fact discovery is ongoing. The court issued a claim construction opinion on July 10, 2006. The Company and Sigma Aldrich (“Sigma”) entered into a Settlement Agreement and Release effective September 15, 2006 (the “Agreement”). Pursuant to the Agreement, the Company’s litigation with Sigma was dismissed and the Company recognized $2 million on settlement in the quarter ending October 31, 2006 (See Note 13). On January 3, 2007, the remaining defendants moved for summary judgment on all counts in the individual complaints. During a two-day hearing held on July 17 through July 18, 2007, the defendants subsequently withdrew the invalidity portion of their summary judgment motions. The court has yet to rule on the pending summary judgment motions. There can be no assurance that the Company will be successful with the remaining outstanding litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company. The Company has not recorded revenue under these distribution agreements in fiscal 2008, 2007 and 2006. The Company recorded other income from Perkin Elmer in fiscal 2007 (See Note 13).

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

          Affymetrix also moved to transfer venue of Enzo’s action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix’s subsequently filed action. On January 30, 2004, Affymetrix’s motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Initial pleadings have been completed and discovery has commenced. The Court issued a Markman (claim construction) opinion on July 10, 2006. The Company did not record any revenue from Affymetrix during the fiscal years ended July 31, 2008, 2007 or 2006.

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

          The Complaint seeks declaratory judgment (i) of patent invalidity with respect to Enzo’s 4,994,373 patent (the “‘373 patent”), (ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the “1994 Agreement”), (iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and (iv) that Enzo’s claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition, the suit claims tortious interference and unfair competition. The Company does not believe that the Complaint has merit and intends to vigorously respond to such action with appropriate affirmative defenses and counterclaims. Enzo filed an Answer and Counterclaims on November 3, 2004 alleging multiple breaches of the 1994 Agreement and related infringement of Enzo’s ‘373 patent. Discovery has commenced. The Court issued a Markman opinion on July 10, 2006. The Company did not record any revenue from Roche during the fiscal years ended July 31, 2008, 2007 or 2006. The Roche agreement remains in force to date.

          On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. The complaint alleges infringement of six patents (relating to DNA sequencing systems, labeled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. Accordingly, Yale is also a plaintiff in the lawsuit. Yale and Enzo are aligned in protecting the validity and enforceability of the patents. Enzo Life Sciences is the owner of the remaining two patents. The complaint seeks permanent injunction and damages (including treble damages for willful infringement). Defendants answered the complaint on July 29, 2004. The answer pleads affirmative defenses of invalidity, estoppels and laches and asserts counterclaims of non-infringement and invalidity. A Markman hearing was held on May 25, 2006 and the district court issued a ruling on October 12, 2006. On August 17, 2007, the Company voluntarily dismissed the infringement claims for one of the patents in suit without prejudice. Defendants similarly dismissed their defenses and counterclaims as to that patent. On the same date, the Company conceded a judgment of non-infringement for another of the patents in suit based on the district court’s claim construction, reserving the right to appeal their construction. The defendants filed motions for summary judgment for invalidity, laches and non-infringement of the Ward patents on March 5, 2007. The Company and other plaintiff filed a motion for summary judgement on infringement of the Ward patents on March 5, 2007. On August 20, 2007, the district court heard oral arguments on the motions for summary judgement. On September 6, 2007, the court granted defendants’ motion for summary judgement of invalidity of three of the remaining Ward patents and entered judgement to that effect. The Company and other plaintiff filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on September 7, 2007. On January 30, 2008, the Court of Appeals for the Federal Circuit granted the Company’s alternative motion to dismiss its appeal and remand to the Connecticut Court for further proceedings incident to an entry of a final, appealable judgment. The Company has requested the Connecticut Court to dispose of all outstanding issues (including the Company’s claim under the fourth Ward patent and certain counterclaims of Applera’s) and enter final judgment. Once the Connecticut Court does this, the Company intends to appeal that judgment. The Company and other plaintiff intend to vigorously pursue this appeal; however, the outcome of the appeal cannot be anticipated at this time. If the appeal is granted, there can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

          In January 2006, the Company was named along with certain of its officers and directors among others, in several complaints titled Francis Scott Hunt, et al. v. Enzo Biochem Inc., et al., Index No. 06-CV-00170 (SAS) and Ken Roberts v. Enzo Biochem, Inc. et al., Index No. 06-CV-00213 (SAS), and Paul Lewicki v. Enzo Biochem Inc., et al., Index No. 06-CV-06347 (SAS) based only upon a claim for common law fraud. These three consolidated actions were all filed in the United States District Court for the Southern District of New York. In their amended complaints, plaintiffs collectively seek more than $8.0 million in damages. Limited discovery has occurred to date. The actions are all based on allegations of a fraudulent scheme to pump and dump Enzo securities as was initially set forth in a previous action (filed by the same attorney) which was dismissed by the Eastern District of Virginia and such dismissal was affirmed by the Fourth Circuit Court of Appeals and is now final since the U.S. Supreme Court denied a petition for certiorari. The Company and the other defendants likewise moved to dismiss all of the Complaints in these actions and that motion was granted by U.S. District Court. As a result, some of the Plaintiffs were no longer able to pursue their claims or choose not to pursue them further. Other Plaintiffs amended their Complaints and the Company and the other defendants moved again to dismiss those Amended Complaints. The Court recently granted in part and denied in part those motions. As a result of the Court’s latest decision, however, certain of the defendants, including Enzo Biochem, Inc. are proceeding with discovery. The Company believes that the latest Complaints in these actions have no merit, and intends to move for summary judgment and otherwise to defend these actions vigorously.

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

          Item 4. Submission of Matters to a Vote of Security Holders

          No matters were brought to a vote of the Company’s stockholders in the fourth fiscal quarter ended July 31, 2008.

          PART II

          Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The common stock of the Company is traded on the New York Stock Exchange (Symbol:ENZ). The following table sets forth the high and low price of the Company’s common stock for the periods indicated as reported on the New York Stock Exchange.

2007 Fiscal Year (August 1, 2006 to July 31, 2007):

	High	Low

1st Quarter	$14.68	$11.14
2nd Quarter	$16.00	$13.55
3rd Quarter	$17.44	$13.76
4th Quarter	$17.31	$12.44

2008 Fiscal Year (August 1, 2007 to July 31, 2008):

	High	Low

1st Quarter	$18.65	$11.34
2nd Quarter	$14.23	$9.36
3rd Quarter	$10.16	$7.74
4th Quarter	$14.21	$8.71

          As of September 26, 2008, the Company had approximately 1,028 stockholders of record of its common stock.

          The Company has not paid a cash dividend on its common stock and intends to continue a policy of retaining earnings to finance and build its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of common stock in the foreseeable future.

          Securities Authorized for Issuance Under Equity Compensation Plans

          The following table sets forth information regarding our existing equity compensation plans as of July 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,495,656	$13.06	588,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,495,656	$13.06	588,000

          Item 6. Selected Financial Data

          The following table, which is derived from the audited consolidated financial statements of the Company for the fiscal years 2004 through 2008 should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	For the fiscal year ended July 31, (In thousands, except per share amounts)

Operating Results (1)	2008	2007	2006	2005	2004

Operating revenues	$77,795	$52,908	$39,826	$43,403	$41,644

Other income	198	2,699	—	14,000	—

Interest income	3,696	5,092	3,144	1,523	1,152

(Loss) income before income taxes	(10,892)	(13,175)	(17,009)	5,217	(11,080)

Benefit (Provision) for income taxes	239	(85)	1,342	(2,213)	4,848

Net loss	$(10,653)	(13,260)	$(15,667)	$3,004	$(6,232)

Basic net (loss) income per common share: (2)	$(0.29)	$(0.38)	$(0.49)	$0.09	$(0.20)

Diluted net (loss) income per common share: (2)	$(0.29)	$(0.38)	$(0.49)	$0.09	$(0.20)

Weighted average common shares

Basic	36,883	35,017	32,215	32,097	31,700

Diluted	36,883	35,017	32,215	32,763	31,700

	July 31, (in thousands)

Financial Position:	2008	2007	2006	2005	2004

Working capital	$92,392	$113,850	$80,161	$96,280	$92,259

Total assets	154,522	159,002	101,524	116,466	110,334

Long term obligations	—	—	—	150	300

Stockholders’ equity	138,289	141,894	95,587	108,267	104,166

Notes to Selected Financial Data

(1)	See Note 2 in the notes to consolidated financial statements regarding the acquisitions in Fiscal 2008 and 2007.

(2)

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. The impact of the adoption, increased basic and diluted net loss per common share by $0.01, $0.02 and $0.05 for the fiscal years ended July 31, 2008, 2007 and 2006, respectively.

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

          Enzo Life Sciences is a company that manufactures, develops and markets biomedical research products and tools to research and pharmaceutical customers around the world and has amassed a large patent and technology portfolio. The company’s sources of revenue have been from the direct sales of products consisting of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements with other companies, and royalty and licensing fee income. The pioneering platforms developed by Enzo Life Sciences enable the development of a wide range of products in the research products marketplace. The division is internationally recognized and acknowledged for its manufacturing, in-licensing, and commercialization of over 8,000 innovative high quality research reagents in key research areas. The division is an established source for a comprehensive panel of products to scientific experts in the fields of gene expression, non-radioactive labeling and detection, adipokines and obesity, apoptosis, bioactive lipids, cell cycle, cytoskeletal research, DNA damage and repair, epigenetic immunology and cancer research, inflammation, neurobiology, nitric oxide & oxidative stress, and signal transduction.

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

          Enzo Clinical Labs is a regional clinical laboratory to the greater New York and New Jersey medical community. The Company believes having this capability allows us to capitalize firsthand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive diagnostics. We offer a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, or search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of 23 patient service centers, a stand alone “stat” or rapid response laboratory in New York City, and a full-service phlebotomy department. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients. Fees billed to patients, Medicare, and third party payers are billed on the laboratory’s standard gross fee schedule, subject to any limitations on fees negotiated with the third party payers or with the ordering physicians on behalf of their patients.

          The following table summarizes the sources of revenues for the fiscal years ended July 31, 2008, 2007 and 2006, (in $000’s and percentages):

Fiscal year ended July 31,	2008		2007		2006

Product revenues	$28,087	36%	$6,658	13%	$4,750	12
Royalty and license fees	7,630	10	5,820	11	3,150	8
Clinical laboratory services	42,078	54	40,430	76	31,926	80

Total	$77,795	100%	$52,908	100%	$39,826	100

          The Company incurs additional costs as a result of our participation in the Medicare programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal regulations. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity and costs to our operations. Government payers such as Medicare, as well as healthcare insurers have taken steps and may continue to take steps to control the costs, utilizations and delivery of healthcare services, including clinical laboratory services. Principally as a result of reimbursement reductions and measures adopted by the Centers for Medicare & Medicaid Services, or CMS, which establishes procedures and continuously evaluates and implements changes in the reimbursement process to control utilization. Despite the added cost and complexity of participating in the Medicare program, we continue to participate because we believe that our other business may depend, in part, on continued participation in Medicare since we believe certain ordering physicians may want a single laboratory capable of performing their entire clinical laboratory testing services, regardless of who pays for such services.

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

          Recent Developments

          Biomol International L.P.

          On May 8, 2008, Enzo Life Sciences, Inc. acquired substantially all of the U.S. based assets and certain liabilities of Biomol International, LP (“Biomol LP”) through a newly formed US subsidiary Biomol International, Inc. and all of the stock of Biomol’s wholly-owned United Kingdom subsidiary, Affinity Limited by Axxora UK, a wholly-owned subsidiary of Enzo Life Sciences, collectively referred to as “Biomol” for approximately $18.1 million in cash and stock, subject to adjustment, exclusive of acquisition costs of approximately $800,000 and contingent payments which will be accounted for as additional purchase consideration over the next two years if and when the contingencies are resolved beyond a reasonable doubt. At closing, the purchase price was satisfied as follows: $12.9 million in cash was paid to Biomol LP, issuance of 352,000 shares of Enzo common stock, at fair market value, to Biomol LP, $1.5 million in cash was paid to an escrow agent for the one-year period following the closing to satisfy any indemnification obligations of the sellers under the Agreement and $550,000 was paid to an escrow agent, for the 60 day period following the closing to satisfy any specified purchase price adjustments. The $550,000 was released by the escrow agent in August 2008. The earn-outs of $2.5 million on each of the next two anniversaries of the acquisition date will be based on attaining certain revenue targets and EBITDA, as defined. Biomol was a privately owned, closely held global manufacturer and marketer of specialty life sciences research products. Effective May 8, 2008, Biomol became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was financed with the Company’s cash and cash equivalents and Enzo common stock. The consolidated financial statements presented herein include the results of operations for Biomol from the date of acquisition.

          Results of Operations

Comparative Financial Data for the Fiscal Years Ended July 31,
(in 000’s)

	2008	Increase (Decrease)	% Change	2007	Increase (Decrease)	% Change	2006

Revenues:

Product revenues	$28,087	$21,429	322	$6,658	$1,908	40	$4,750

Royalty and license fee income	7,630	1,810	31	5,820	2,670	85	3,150

Clinical laboratory services	42,078	1,648	4	40,430	8,504	27	31,926

Total revenue	77,795	24,887	47	52,908	13,082	33	39,826

Costs and expenses and other (income):

Cost of product revenues	19,159	14,125	281	5,034	2,634	110	2,400

Cost of laboratory services	21,063	2,864	16	18,199	4,282	31	13,917

Research and development	8,637	(756)	(8)	9,393	1,497	19	7,896

Selling, general and administrative	34,418	8,118	31	26,300	1,555	6	24,745
Provision for uncollectible accounts receivables	3,716	(937)	(20)	4,653	1,020	28	3,633

Legal expenses	5,588	(4,707)	(46)	10,295	2,907	39	7,388

Interest income	(3,696)	1,396	27	(5,092)	(1,948)	62	(3,144)

Other income	(198)	2,501	93	(2,699)	(2,699)	—	—

Total costs and expenses	88,687	22,604	34	66,083	9,248	16	56,835

(Loss) before income taxes	$(10,892)	$2,283		$(13,175)	$3,834		$(17,009)

          Fiscal 2008 Compared to Fiscal 2007

          Consolidated Results

The “2008 period” and the “2007 period” refer to the fiscal years ended July 31, 2008 and 2007, respectively. The 2008 period includes the full year results of Axxora which was acquired on May 31, 2007 and the results of Biomol from the May 8, 2008, date of acquisition, to July 31, 2008.

Product revenues during the 2008 period were $28.1 million compared to $6.7 million in the year ago period, an increase of $21.4 million or 322%. The 2008 period increase is primarily due to the contribution of product revenues from the Axxora and Biomol acquisitions.

Royalty and license fee income during the 2008 period was $7.6 million compared to $5.8 million in the 2007 period, an increase of $1.8 million or 31%. Royalties are earned from the reported net sales of Qiagen products subject to a license and from a License Agreement with Abbott which was entered into in the third quarter of fiscal 2007. During the 2008 period, the Company recognized royalties of approximately $5.5 million from Qiagen, an increase of approximately $0.7 million over the prior year ago period, and royalties and license fees under the Abbott License Agreement of approximately $2.1 million, an increase of approximately $1.1 million over the year ago period. There are no expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2008 period were $42.1 million compared to $40.4 million in the 2007 period, an increase of $1.7 million or 4%. The Company experienced an increase in service revenues during the 2008 period primarily due to an expansion of an insurance provider agreement with United Healthcare which occurred in January 2007, which was partially offset by an increase in the contractual adjustment, which reduced gross billings by 81.8% as compared to 79.0% in the 2007 period. The increase in the contractual adjustment is due to continued competitive pricing throughout the industry which has negatively impacted reimbursement rates for tests and an increase in revenue mix from lower paying insurance providers.

The cost of product revenues during the 2008 period was $19.1 million compared to $5.0 million in the 2007 period, an increase of $14.1 million. The increase is primarily due to the full year impact of Axxora’s and the partial period of Biomol’s cost of product revenues of approximately $13.0 million and $1.6 million, respectively for the 2008 period, which includes the impact of an inventory fair value adjustment of $2.0 million related to sales of inventory acquired from Axxora and Biomol offset by decreases at Enzo Life Sciences - New York.

The cost of clinical laboratory services during the 2008 period was $21.1 million as compared to $18.2 million in the prior period, an increase of $2.9 million or 16%. Due to the increased volume of patients serviced and tests performed, the Company incurred increased costs primarily relating to reagent costs of $1.4 million, laboratory personnel costs of $1.1 million, outside reference lab costs of $0.1 million, and other related laboratory costs of $0.2 million.

Research and development expenses were approximately $8.6 million during the 2008 period, compared to $9.4 million in the 2007 period, a decrease of $0.8 million or 8%. The decrease was due to a decrease of $0.9 million relating to the timing of clinical trial and related activities at the Therapeutics segment, a decrease of $0.3 million in research supplies and related costs at Enzo Life Sciences - New York, offset by the increase in research and development incurred by Axxora and Biomol of $0.4 million.

Selling, general and administrative expenses were approximately $34.4 million during the 2008 period as compared to $26.3 million in the 2007 period, an increase of $8.1 million or 31%. Included in the 2008 period is approximately $6.8 million of selling, general and administrative expenses increases related to the full year of Axxora and Biomol expenses from the date of acquisition. The increase in the other Companies’ operations of approximately $1.5 million was primarily due to payroll and payroll related costs of $1.8 million and professional fees of $0.3 million offset by a decrease in information technology costs of $0.3 million and a decrease in insurance costs of $0.3 million.

The provision for uncollectible accounts receivable, primarily relating to the clinical laboratory segment was $3.7 million for the 2008 period as compared to $4.6 million in the 2007 period, the decrease of $0.9 million or 20% was due to improved billing and collections procedures.

Legal expense was $5.6 million during the 2008 period compared to $10.3 million in the 2007 period, a decrease of $4.7 million or 46%, due to a decrease in patent litigation activity in the current period.

Interest income was $3.7 million during the 2008 period as compared to $5.1 million during the 2007 period. The Company earns interest by investing primarily in short term and liquid investments, including money market accounts, commercial paper and US government instruments. The Company had higher average invested balances during the 2007 period due to the net proceeds from registered direct offerings of common stock in December 2006 and February 2007 offset by uses of cash for operations and the acquisition of Axxora in May 2007. The 2008 period’s invested cash was reduced by the use of $15.0 million of cash to purchase Biomol in May 2008 and by the use of cash to fund operations. Further, interest income decreased during the 2008 period because the rates declined in response to monetary policy actions taken by the U.S. Federal Reserve.

The Company earned other income of $0.2 million during the 2008 period versus $2.7 million in the 2007 period. During the 2007 period, the Company recognized a $2.0 million gain on a patent litigation settlement and a $0.7 million payment from a former distributor under an expired distribution agreement which is presently subject to a lawsuit in which the Company is plaintiff.

The Company’s effective tax rate (benefit) provision for the 2008 period was 2.2%, compared to (1.0%) during the 2007 period. The tax benefit for the 2008 period was based on state and local taxes, book to tax differences for inventory acquired from Axxora, and taxes and interest incurred from a local tax audit and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

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

Segment Results

The Life Sciences segment’s income before taxes was approximately $3.4 million for the 2008 period as compared to $4.0 million in the 2007 period. The decrease is partially due to the recognition in the 2007 period of the Company’s $2.0 million patent litigation settlement with Sigma Aldrich and a $0.7 million payment from a former distributor under an expired distribution agreement which is presently subject to a lawsuit in which the Company is plaintiff. Product revenues increased by $21.4 million in the 2008 period due to the contribution of products revenues from Axxora for the full year in 2008 as compared to the two months in 2007 and the Biomol acquisition from the date of acquisition. Royalty and license fee income increased $1.8 million from the existing Qiagen agreement and the Abbott License Agreement entered into in the third quarter of fiscal 2007. The segment’s gross margin of $16.6 million was negatively impacted by $2.0 million representing the fair value adjustment attributed to the sale of inventory acquired from Axxora and Biomol. The remaining fair value adjustment attributed to inventory acquired from Biomol of $1.4 million will negatively impact gross margins through May 2009.

Segment operating expenses, including selling, general and administrative and research and development, increased by approximately $7.1 million during the 2008 period primarily due to the inclusion of Axxora’s and Biomol’s expenses.

The Clinical Laboratory segment’s income before taxes was $2.0 million for the 2008 period as compared to $3.3 million in the 2007 period. The 2008 period was positively impacted by an increase in laboratory service revenues of $1.6 million or 4%, due to the expansion of an insurance provider agreement effective January 2007. The gross profit was negatively impacted by an increase in the cost of laboratory services of $2.9 million as compared to the 2007 period. In the 2008 period the selling, general and administrative costs increased by approximately $1.1 million due primarily due to increases in sales commissions of $0.3 million and payroll and payroll related costs of $0.7 million, attributable to the increase in service revenues. The provision for uncollectible accounts receivables decreased by $1.0 million due to improved billing and collection procedures. The segment also earned interest in the 2008 period of $0.2 million on its cash generated by operations.

The Therapeutics segment’s loss before income taxes was approximately $5.0 million for the 2008 period as compared to a loss of $6.0 million for the 2007 period. The decrease in the loss of $1.0 million was primarily due to decreases in clinical trial activities, consulting, payroll and payroll related costs of $0.9 million, and the recognition of $0.1 million from a government grant, included in other income in the consolidated financial statements.

The Other segment’s loss before taxes for the 2008 period was approximately $11.3 a decrease of $3.1 million as compared to $14.4 in the 2007 period. The Other segment’s 2008 period loss reflects a decrease in legal expenses of $4.9 million due to a decrease in patent litigation activity in the current period compared to the 2007 period, partially offset by an increase in general and administrative expenses of $0.2 million, and a decrease in interest income of $1.5 million due to lower levels of cash available for investment and declining interest rates.

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

          Royalty and license fee income during fiscal 2007 was $5.8 million compared to $3.2 million in the year ago period, an increase of $2.6 million or 85%. Royalties are earned from net sales of Qiagen products subject to a license and from a License Agreement with Abbott which was entered into in the fiscal 2007 third quarter. During fiscal 2007, the Company recognized approximately $0.9 million in royalties under the license agreement and approximately $0.1 million of the $1.5 million upfront payment received from the Abbott License Agreement. There are no expenses relating to royalty and license fee income.

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

          Selling, general and administrative expenses were approximately $26.3 million during the fiscal year ended July 31, 2007 as compared to $24.8 million in the 2006 period, an increase of $1.6 million. Included in the 2007 period is two months of approximately $1.0 million of selling and general and administrative expenses related to Axxora’s operations. The expense increases for the existing Company operations were in consulting, payroll and payroll related personnel costs of $1.1 million and information technology costs of $0.2 million, partially offset by declines in corporate governance and professional fees of $0.8 million and travel, advertising and promotion expenses of $0.3 million.

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

          Segment Results

          The Life Sciences segment’s income before taxes was approximately $4.0 million for the fiscal year ended July 31, 2007 as compared to a loss of $0.2 million in the 2006 period. The increase is primarily due to the Company’s $2.0 million patent litigation settlement with Sigma Aldrich, a payment of $0.7 million from Perkin Elmer for amounts due under a Distribution Agreement which terminated December 31, 2004, and an increase in royalties and license fee income. Revenues from product shipments increased by $1.9 million due to the inclusion of products sales of $3.3 million, for the two months, from the acquisition of Axxora, offset by a decrease of $1.4 million in New York product revenues due to a decline in unit shipments and the continuing competitiveness in the industry. Royalty and license income increased $2.7 million from the existing Qiagen agreement and the Abbott License Agreement entered into in the fiscal 2007 third quarter. The segments gross margin was negatively impacted by $0.7 million representing the fair value adjustment attributed to the sale of inventory acquired from the Axxora acquisition. Segment operating expenses, such as selling, general and administrative, increased by approximately $0.7 million during the 2007 period due to the inclusion of $1.0 million of Axxora’s expenses for the two months ended July 31, 2007, offset by lower payroll and marketing expenses for the existing operations of the segment. The segment’s research and development expenses decreased by $0.3 million due lower expenditures for supplies and patent filing costs.

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

          Liquidity and Capital Resources

          At July 31, 2008, our cash and cash equivalents were $78.3 million, a decrease of $26.8 million from cash and cash equivalents at July 31, 2007. We had working capital of $92.4 million at July 31, 2008 compared to $113.9 million at July 31, 2007. In 2008, the decrease was primarily due to the use of cash for acquisitions of approximately $16.1 million, cash used in operations of $8.6 million and $3.2 million used for capital expenditures.

          Net cash used in operating activities for the year ended July 31, 2008 was approximately $8.6 million as compared to net cash used in operating activities of $3.8 million for the year ended July 31, 2007. The increase in net cash used in operating activities in fiscal 2008 of $4.8 million was due to the net change in operating assets and liabilities, primarily due to changes in accounts receivable, accounts payable, accrued liabilities and deferred revenue, as compared to the prior year and the impact of non cash items offset by the decrease in the net loss of $2.6 million.

          In fiscal 2008, net cash used in investing activities was approximately $18.8 million as compared to the fiscal 2007 net cash used of $18.4 million. Fiscal 2008 uses were primarily due to acquisitions of $16.1, which is principally related to the acquisition of Biomol International LP and subsidiary of $15.9 million, inclusive of acquisition costs, and capital expenditures of approximately $3.2 million offset by $1.1 million proceeds from the termination of officers life insurance policies. In fiscal 2007, the use of cash in investing activities was attributed to acquisitions and capital expenditures.

          In fiscal 2008, net cash provided by financing activities was approximately $0.5 million as compared to $57.5 million in fiscal 2007 primarily as a result of the proceeds from the issuance of common stock of $57.0 million in fiscal 2007.

          We believe that our current cash and cash equivalents are sufficient for our foreseeable liquidity and capital resource needs over the next 12 months, although there can be no assurance that future events will not alter such view. The Company investment policy limits investments to short-term, low risk and highly liquid instruments, including money market accounts and funds, commercial paper and US government instruments.

          Effect of New Accounting Pronouncements

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not anticipate the adoption of SFAS No. 162 will have a material impact on its results of operations, cash flows or financial condition.

          In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operation, cash flows or financial condition.

          In December 2007, the FASB issued Statement No. 141 (revised 2007),”Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred SFAS No. 141R also establishes disclosure requirements that will require disclosure of the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for the Company that may be completed on or after August 1, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact is solely dependent on the terms of any business combination entered into by the Company on or after August 1, 2009.

          In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, delaying the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a nonrecurring basis. The delayed portions of SFAS 157 will be adopted by the Company beginning in its fiscal year ending August 1, 2009, while all other portions of the standard will be adopted by the Company beginning in its fiscal year ending August 1, 2008, as required. The Company does not expect that the adoption SFAS 157 will have a material impact on its consolidated results of operations, cash flows or financial condition.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the impact of the adoption of SFAS No. 159 will have a material impact on its financial condition or results of operations.

          Contractual Obligations

          The Company has entered into various real estate and equipment operating leases and has employment agreements with certain executive officers. The real estate lease for the Company’s Farmingdale Clinical Lab and Research facility is with a related party. See Item 2, Properties, and Note 15 to the Consolidated Financial Statements for a further description of these various leases.

          The following is a summary of future payments under the Company’s contractual obligations as of July 31, 2008:

Payments Due by Period

In 000’s	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Real estate and equipment leases	$21,164	$3,947	$6,658	$4,043	$6,516
Employment agreements	$6,305	$2,691	$3,614	—	—

Total contractual cash obligations	$27,469	$6,638	$10,272	$4,043	$6,516

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

          Product revenues

          Revenues from product sales are recognized when the products are shipped and title transfers, the sales price is fixed or determinable and collectibility is reasonably assured. Revenues from these non-exclusive distribution agreements are recognized when shipments are made to their respective customers and reported to the Company. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. The Company records such consideration provided to distributors under these non-exclusive distribution agreements as a reduction to product revenues. The Company did not recognize any revenue from these distributors during the years ended July 31, 2008, 2007 and 2006.

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

          The following is a table of the clinical laboratory segment’s net revenues and percentages by revenue category for the years ended July 31, 2008, 2007, and 2006:

	Year ended July 31 2008		Year ended July 31 2007		Year ended July 31 2006

Revenue category	(In 000’s)	(in %)	(In 000’s)	(in %)	(In 000’s)	(in %)

Medicare	$9,078	22	$8,478	21	$7,462	23
Third-party payers	24,768	59	25,060	62	17,680	56
Patient self-pay	3,582	9	2,952	7	4,925	15
HMO’s	4,650	10	3,940	10	1,859	6

Total	$42,078	100%	$40,430	100%	$31,926	100%

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

          Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 26% and 20% of the Clinical Labs services net revenues for the fiscal years ended July 31, 2008 and 2007 respectively. Other than the Medicare program, no other provider included in the Third-party payer and HMO’s categories exceeded 10% of the Clinical Labs services net revenues for the fiscal year ended July 31, 2006

          Contractual Adjustment

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

          During the years ended July 31, 2008, 2007 and 2006, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 81.8%, 79.0% and 75.2%, respectively, of gross billings. The Company believes the negative impact on revenues from the decline in reimbursement rates or the shift to managed care, other primary third party payers, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

          The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $2,316,000, and $1,930,000 for the years ended July 31, 2008 and 2007, respectively, and a change in the net accounts receivable of approximately $301,000 and $387,000 as of July 31, 2008 and 2007, respectively.

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

          The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2008 and 2007, approximately 58% and 68%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York Metropolitan and New Jersey areas. The Life Sciences segment’s accounts receivable, of which $3.3 million or 51% and $1.8 million or 39% represents foreign receivables as of July 31, 2008 and 2007 respectively, includes royalty receivables of $2.1 and $1.8 million, as of July 31, 2008 and 2007, respectively, of which approximately $1.5 million and $1.5 million, respectively is from Qiagen Corporation.

          Net accounts receivable

	As of July 31, 2008		As of July 31, 2007

Billing category	(In 000’s)	(in %)	(In 000’s)	(in %)

Clinical Labs
Medicare	$1,600	18	$1,628	17
Third party payers	4,610	52	5,856	60
Patient self-pay	2,144	24	1,678	17
HMO’s	537	6	671	6

Total clinical labs	$8,891	100%	$9,833	100%

Total life sciences	6,457		4,520

Total accounts receivable	$15,348		$14,353

          Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	July 31, 2008	July 31, 2007

Beginning balance	$1,404	$1,033
Provision for doubtful accounts	3,716	4,653
Write-offs, net	(4,234)	(4,282)

Ending balance	$886	$1,404

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

          The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the years ended July 31, 2008 and 2007, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of July 31, 2008	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$15,879	56%	$3,278	44%	$7,019	62%	$1,654	29%	$3,928	94%
31-60 days	4,038	14%	725	10%	2,196	19%	960	17%	157	4%
61-90 days	1,836	6%	468	6%	636	6%	682	12%	50	1%
91-120 days	1,460	5%	291	4%	534	5%	614	11%	21	1%
121-150 days	1,074	4%	192	3%	548	5%	323	6%	11	0%
Greater than 150 days*	4,300	15%	2,412	33%	380	3%	1,506	26%	2	0%

Totals	$28,587	100%	$7,366	100%	$11,313	100%	$5,739	100%	$4,169	100%

As of July 31, 2007	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$18,120	50%	$3,630	40%	$8,561	59%	$2,309	30%	$3,620	69%
31-60 days	5,306	15%	614	7%	2,731	19%	1,434	19%	527	10%
61-90 days	3,795	10%	629	7%	1,735	12%	1,222	16%	209	4%
91-120 days	2,811	8%	530	6%	881	6%	732	10%	668	13%
121-150 days	1,589	4%	405	4%	263	2%	779	10%	142	2%
Greater than 150 days**	4,760	13%	3,246	36%	226	2%	1,173	15%	115	2%

Totals	$36,381	100%	$9,054	100%	$14,397	100%	$7,649	100%	$5,281	100%

* Total includes $2,796 fully reserved over 210 days as of July 31, 2008.

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

           Inventory

          The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At July 31, 2008 and 2007, our reserve for excess and obsolete inventory was $ 637,000 and $379,000, respectively.

          Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to market risk from changes in foreign currency exchange rates resulting from the recent acquisition of Axxora (See Item 1A. Risk Factors and Note 2 in the notes to consolidated financial statements) and, to a much lesser extent, interest rates on investments in short-term instruments, that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools. There have been no material changes with respect to market risk previously disclosed in our Annual Report on Form 10-K for our 2007 fiscal year except for the impact of the aforementioned Biomol acquisition.

          Foreign Currency Exchange Rate Risk

          The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2008, our assets and liabilities would increase or decrease by $2,354,000 and $556,000, respectively, and our net sales and net earnings would increase or decrease by $1,555,000 and $83,000, respectively, on an annual basis.

          We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2008, our pre-tax earnings would be favorably or unfavorably impacted by approximately $80,000, on an annual basis.

          Interest Rate Risk

          Our excess cash is invested in highly liquid short term money market funds and US government instruments with high credit ratings. Changes in interest rates may affect the investment income we earn on cash and cash equivalents debt and therefore affect our cash flows and results of operations. As of July 31, 2008, we were exposed to interest rate change market risk with respect to our money market accounts of $73.4 million. The short-term investments bear interest rates ranging from 2.2 to 2.5%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the short-term investments by approximately $0.7 million on an annual basis.

          As of July 31, 2008, we did not maintain any fixed or variable interest rate financing.

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

          Item 9A. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of July 31, 2008, and that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          Changes in Internal Control over Financial Reporting

          There was no change in our internal control over financial reporting during the fourth quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          Management’s evaluation did not include assessing the effectiveness of internal controls over financial reporting at Biomol International Inc, and its wholly-owned subsidiary (“Biomol”), which was acquired May 8, 2008, and whose financial statements reflect total assets and net revenues of 13.3% and 3.0% respectively, of the consolidated financial statements as of and for the year ended July 31, 2008. Management has opted to exclude Biomol from its assessment based upon the SEC’s comments in “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions (“FAQ”) (revised October 6, 2004)”. The response to FAQ No. 3 states that the SEC “would not object to management referring in the report to a discussion in the registrant’s Form 10-K or 10-KSB regarding the scope of the assessment and to such disclosure noting that management excluded the acquired business from management’s report on internal control over financial reporting”.

          Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of July 31, 2008. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of July 31, 2008. This report, in which Ernst & Young LLP has expressed an unqualified opinion, appears in this Item 9A.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited Enzo Biochem, Inc.’s (“the Company”) internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Enzo Biochem, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Biomol International, Inc. and subsidiary which is included in the 2008 consolidated financial statements of Enzo Biochem, Inc., and constituted 13.3% and 6.4% of total and net assets, respectively, as of July 31, 2008 and $2,673,000 and $6,300 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Enzo Biochem, Inc. also did not include an evaluation of the internal control over financial reporting of Biomol International, Inc. and subsidiary.

In our opinion, Enzo Biochem, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enzo Biochem, Inc. as of July 31, 2008 and 2007 and the related consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss) and consolidated statements of cash flows for each of the three years in the period ended July 31, 2008 of Enzo Biochem, Inc. and our report dated October 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Melville, New York
October 14, 2008

Item 9B.	Other Information

         None

         PART III

Item 10.	Directors, Executive Officers and Corporate Governance

         The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2008 and is incorporated herein by reference.

Item 11.	Executive Compensation

         The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2008 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2008 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

         The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2008 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

         The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 28, 2008 and is incorporated herein by reference.

         PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements
		Consolidated Balance Sheets - July 31, 2008 and 2007
		Consolidated Statements of Operations- Years ended July 31, 2008, 2007 and 2006
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) - Years ended July 31, 2008, 2007 and 2006
		Consolidated Statements of Cash Flows - Years ended July 31, 2008, 2007 and 2006
		Notes to Consolidated Financial Statements.

	(2)	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

          All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

(3)	Exhibits

The following documents are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit No.	Description

3(a)	Certificate of Incorporation, as amended March 17, 1980. (1)

3(b)	June 16, 1981 Certificate of Amendment of the Certificate of Incorporation. (2)

3(c)	Certificate of Amendment to the Certificate of Incorporation. (3)

3(d)	Amended and restated Bylaws. (14)

10 (c)	Employment Agreements with Elazar Rabbani. (5)

10(d)	Employment Agreement with Shahram Rabbani. (5)

10(e)	Employment Agreement with Barry Weiner. (5)

10(f)	1994 Stock Option Plan. (6)

10(g)	1999 Stock Option Plan. (7)

10 (h)	Amendment to Elazar Rabbani’s employment agreement. (8)

10 (i)	Amendment to Shahram Rabbani’s employment agreement. (8)

10 (j)	Amendment to Barry Weiner’s employment agreement. (8)

10 (k)	2005 Equity Compensation Incentive Plan (10)

10 (l)	Lease agreement with Pari Management (11)

10 (m)	Settlement and Release Agreement between the Company and Sigma Aldrich (12)

10 (n)	Stock Purchase Agreement By and Among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the Stock holders, Option holders and Warrant holders (13)

10 (o)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties (14)

14 (a)	Code of Ethics (10)

21	Subsidiaries of the registrant:
Enzo Clinical Labs, Inc., a New York corporation.
Enzo Life Sciences, Inc., a New York corporation.
Enzo Therapeutics, Inc., a New York corporation.
Enzo Realty, LLC, a New York Corporation

23	Consent of Independent Registered Public Accounting Firm filed herewith.

31 (a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31 (b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32 (a)	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32 (b)	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

Notes to exhibits

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1994 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(7)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(8)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2000 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 and is incorporated herein by reference.

(10)	This exhibit was filed as an exhibit to the Company’s Proxy Statement of Schedule 14A filed on January 19, 2005 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 and is incorporated herein by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K May 30, 2007 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(b)	See Item 15(a) (3), above.

(c)	See Item 15(a) (2), above.

          SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: October 14, 2008	By:	/s/ Elazar Rabbani Ph.D.

Chairman of the Board

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani Ph.D.	October 14, 2008

Elazar Rabbani,
Chairman of Board of Directors
(Principal Executive Officer)

By: /s/ Barry W. Weiner	October 14, 2008

Barry W. Weiner,
President, Chief Financial Officer, and Director

By: /s/ Shahram K. Rabbani	October 14, 2008

Shahram K. Rabbani,
Secretary, Treasurer and Director

By: /s/ Irwin Gerson	October 14, 2008

Irwin Gerson, Director

By:/s/ Stephen B. H. Kent Ph.D.	October 14, 2008

Stephen B. H. Kent, Director

By:/s/ Bernard L. Kasten Ph.D.	October 14, 2008

Bernard Kasten, Director

By: /s/ Melvin F. Lazar	October 14, 2008

Melvin F. Lazar, Director

By: /s/ John B. Sias	October 14, 2008

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. (“the Company”) as of July 31, 2008 and 2007, and the related consolidated statements of operations, consolidated statements of stockholders’ equity and comprehensive income (loss), and consolidated statements of cash flows for each of the three years in the period ended July 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set for the therein.

As discussed in Note 9 to the consolidated financial statements, effective August 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enzo Biochem Inc.’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 14, 2008 expressed an unqualified opinion.

/s/ Ernst & Young LLP

Melville, New York
October 14, 2008

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 31, 2008	July 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$78,322	$105,149
Accounts receivable, net of allowance for doubtful accounts of $886 in 2008 and $1,404 in 2007	15,348	14,353
Inventories	9,514	7,022
Prepaid expenses	2,496	1,767

Total current assets	105,680	128,291

Property, plant, and equipment, net	9,053	6,621
Goodwill	21,321	13,676
Intangible assets, net	17,656	9,338
Other	812	1,076

Total assets	$154,522	$159,002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$4,299	$4,111
Accrued liabilities	7,370	8,446
Other current liabilities	1,161	1,287
Deferred taxes	458	597

Total current liabilities	13,288	14,441

Deferred revenue	512	938
Deferred taxes	2,433	1,729

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 38,007,581 at July 31, 2008 and 37,280,723 at July 31, 2007	380	372
Additional paid-in capital	303,811	295,899
Less treasury stock at cost: 777,719 shares at July 31, 2008 and 596,456 shares at July 31, 2007	(11,331)	(8,915)
Accumulated deficit	(156,157)	(145,504)
Accumulated other comprehensive income	1,586	42

Total stockholders’ equity	138,289	141,894

Total liabilities and stockholders’ equity	$154,522	$159,002

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended July 31,

	2008	2007	2006

Revenues:
Product revenues	$28,087	$6,658	$4,750
Royalty and license fee income	7,630	5,820	3,150
Clinical laboratory services	42,078	40,430	31,926

	77,795	52,908	39,826

Costs and expenses and other (income):
Cost of product revenues	19,159	5,034	2,400
Cost of clinical laboratory services	21,063	18,199	13,917
Research and development expense	8,637	9,393	7,896
Selling, general, and administrative expense	34,418	26,300	24,745
Provision for uncollectible accounts receivable	3,716	4,653	3,633
Legal expense	5,588	10,295	7,388
Interest income	(3,696)	(5,092)	(3,144)
Other income	(198)	(2,699)	—

	88,687	66,083	56,835

Loss before income taxes	(10,892)	(13,175)	(17,009)
Benefit (provision) for income taxes	239	(85)	1,342

Net loss	($10,653)	($13,260)	($15,667)

Net loss per common share:
Basic	($0.29)	($0.38)	($0.49)

Diluted	($0.29)	($0.38)	($0.49)

Weighted average common shares outstanding:
Basic	36,883	35,017	32,215

Diluted	36,883	35,017	32,215

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended July 31, 2008, 2007, and 2006
(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive income (loss)

Balance at July 31, 2005	32,526,800	384,400	$325	$230,644	$(5,994)	$(116,577)	$(131)	$108,267	—

Net (loss) for the year ended July 31, 2006	—	—	—	—	—	(15,667)	—	(15,667)	$(15,667)
Realized loss on available for-sale securities, net of tax	—	—	—	—	—	—	131	131	131
Purchase of treasury stock		185,300	—	—	(2,505)	—	—	(2,505)	—
Exercise of stock options	285,030	—	3	3,113	—	—	—	3,116	—
Issuance of stock for employee 401(k) plan match	32,370	—	—	402	—	—	—	402	—
Stock based compensation charges	—	—	—	1,763	—	—	—	1,763	—
Stock based compensation for consulting services	—	—	—	80	—	—	—	80	—

Comprehensive (loss)								—	(15,536)

Balance at July 31, 2006	32,844,200	569,700	328	236,002	(8,499)	(132,244)	—	95,587	—
Net (loss) for the year ended July 31, 2007	—	—	—	—	—	(13,260)	—	(13,260)	$(13,260)
Net proceeds from issuance of common stock	4,285,715	—	43	56,954	—	—	—	56,997	—
Purchase of treasury stock	—	26,756			(416)	—	—	(416)	—
Exercise of stock options	95,525		1	915	—	—	—	916	—
Issuance of stock for employee 401(k) plan match	29,370	—	—	421	—	—	—	421	—
Vesting of restricted stock	25,913	—	—	—	—	—	—	—	—
Stock based compensation charges	—	—	—	1,477	—	—	—	1,477	—
Stock based compensation for consulting services	—	—	—	130	—	—	—	130	—
Foreign currency translation adjustments	—	—	—	—	—	—	42	42	42

Comprehensive (loss)									(13,218)

Balance at July 31, 2007	37,280,723	596,456	372	295,899	(8,915)	(145,504)	42	141,894	—

Net (loss) for the year ended July 31, 2008	—	—	—	—	—	(10,653)	—	(10,653)	$(10,653)
Purchase of treasury stock	—	181,263			(2,416)	—	—	(2,416)	—
Exercise of stock options	267,345		3	2,881	—	—	—	2,884	—
Vesting of restricted stock	70,963	—	1	—	—	—	—	1	—
Stock based compensation charges	—	—	—	1,566	—	—	—	1,566	—
Issuance of stock for employee 401(k) plan match	36,550	—	—	481	—	—	—	481	—
Issuance of stock for acquisition	352,000	—	4	2,996	—	—	—	3,000	—
Common stock issuance costs adjustment.		—	—	(12)	—	—	—	(12)
Foreign currency translation adjustments	—	—	—	—	—	—	1,544	1,544	1,544

Comprehensive (loss)									$(9,109)

Balance at July 31, 2008	38,007,581	777,719	$380	$303,811	$(11,331)	$(156,157)	$1,586	$138,289

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended July 31,

	2008	2007	2006

Cash flows from operating activities:
Net loss	($10,653)	($13,260)	$(15,667)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,488	1,038	1,049
Amortization of other intangible assets	658	151	75
Provision for uncollectible accounts receivable	3,716	4,653	3,633
Write-off and/or reserve for obsolete inventory	283	360	596
Deferred income tax (benefit) provision	(644)	(178)	640
Share based compensation charges	1,566	1,477	1,763
Issuance of common stock for 401(k) employer match	481	421	402
Deferred revenue recognized	(426)	—	—
Gain on termination of officers life insurance policies	(313)	—	—
Options issued to consultants	—	130	80
Loss on marketable securities	—	—	154
Other	—	10	—

Changes in operating assets and liabilities:
Accounts receivable	(2,837)	(6,086)	(659)
Inventories	1,012	533	(120)
Prepaid expenses	(574)	31	332
Recoverable and prepaid income taxes	—	1,931	(602)
Accounts payable – trade	(1,060)	429	(1,110)
Accrued liabilities	(1,066)	2,892	(463)
Other current liabilities	(195)	74	(279)
Deferred revenue	—	1,628	—

Adjustments	2,089	9,494	5,491

Net cash used in operating activities	(8,564)	(3,766)	(10,176)

Cash flows from investing activities:
Capital expenditures	(3,231)	(1,448)	(4,227)
Proceeds from termination of officers life insurance	1,085	—	—
Sales of marketable securities	—	—	6,760
Purchases of marketable securities	—	—	(69)
(Increase) decrease in cash surrender values	—	(75)	51
(Increase) decrease in security deposits and other	(491)	(14)	73
Acquisitions, net of cash acquired	(16,144)	(16,888)	—

Net cash (used in) provided by investing activities	(18,781)	(18,425)	2,588

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	56,997	—
Proceeds from the exercise of stock options	470	500	611
Issuance costs from issuance of common stock	(12)
Payment of long term installment payable	—	—	(150)

Net cash provided by financing activities	458	57,497	461

Effect of exchange rate changes on cash and cash equivalents	60	(11)	—

(Decrease) increase in cash and cash equivalents	(26,827)	35,295	(7,127)
Cash and cash equivalents - beginning of year	105,149	69,854	76,981

Cash and cash equivalents - end of year	$78,322	$105,149	$69,854

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

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

On May 8, 2008, Enzo Life Sciences, Inc. (“Enzo Life Sciences”), a wholly-owned subsidiary of the Company, acquired substantially all assets and certain liabilities of Biomol International L.P. (“Biomol LP”) and the issued and outstanding capital stock of Affiniti, Limited, a wholly owned subsidiary of Biomol LP., referred to as “Biomol”. Biomol is a developer, manufacturer and distributor of reagents for the research and biochemical industries and is based in the U.S. and its wholly-owned subsidiary is located in Exeter, United Kingdom. Biomol utilizes third-party distributors located in other major markets throughout the world. As a result of this transaction, Enzo Life Sciences has expanded its product offerings, both through internal manufacturing and distribution, and increases its geographic distribution (see Note 2).

Effective May 31, 2007, Enzo Life Sciences completed the acquisition of all of the issued and outstanding capital stock of Axxora Life Sciences, Inc. (“Axxora”). Axxora is a developer, manufacturer and distributor of reagents for the research and biochemical industries and is based in the U.S. with wholly-owned subsidiaries in the U.S., Switzerland, Germany and the United Kingdom. Axxora utilizes third-party distributors located in other major markets throughout the world. Axxora’s electronic marketplace enables customers to purchase research reagents from internationally recognized manufacturers covering all areas of the life sciences research reagents field. As a result of this transaction, Enzo Life Sciences has expanded its product offerings both through internal manufacturing and distribution and increases its geographic distribution (see Note 2).

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

Cash and cash equivalents

Cash and cash equivalents include highly liquid money market funds and US Government instruments with maturities of three months or less at the time acquired by the Company.

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

Revenue Recognition

Product revenues

Revenues from product sales are recognized when the products are shipped and title transfers, the sales price is fixed or determinable and collectibility is reasonably assured. Revenues from non-exclusive distribution agreements are recognized when shipments are made to their respective customers and reported to the Company. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. The Company records such consideration provided to distributors under these non-exclusive distribution agreements as a reduction to product revenues. The Company did not recognize any revenue from these distributors during the years ended July 31, 2008, 2007 and 2006.

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

The following are tables of the Clinical Lab segment’s net revenues and revenue percentages by revenue category for the years ended July 31, 2008, 2007 and 2006:

	Years ended July 31
	2008		2007		2006

Revenue category	(In 000’s)	(in %)	(In 000’s)	(in %)	(In 000’s)	(in %)

Medicare	$9,078	22	$8,478	21	$7,462	23
Third-party payers	24,768	59	25,060	62	17,680	56
Patient self-pay	3,582	9	2,952	7	4,925	15
HMO’s	4,650	10	3,940	10	1,859	6

Total	$42,078	100%	$40,430	100%	$31,926	100%

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

Other than the Medicare program, United Healthcare of New York whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories, represents 26% and 20% of the Clinical labs segment net revenue for the fiscal year ended July 31, 2008 and 2007 respectively. Other than the Medicare program, no other provider included in the “Third party payers” and “HMO’s” categories exceeded 10% of Clinical labs service revenue for the fiscal year ended July 31, 2006.

Contractual Adjustment

The Company’s estimate of contractual adjustment is based on significant assumptions and judgments, such as its interpretation of payer reimbursement policies, and bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. Gross billings are based on a standard fee schedule the Company sets for all third-party payers, including Medicare, HMO’s and managed care providers. The Company adjusts the contractual adjustment estimate quarterly, based on its evaluation of current and historical settlement experience with payers, industry reimbursement trends, and other relevant factors which include the monthly and quarterly review of: 1) current gross billings and receivables and reimbursement by payer, 2) current changes in third party arrangements and 3) the growth of in-network provider arrangements and managed care plans specific to our Company.

During the years ended July 31, 2008, 2007 and 2006, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 81.8%, 79.0% and 75.2%, respectively, of gross billings.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

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

During the years ended July 31, 2008 and 2007, the Company determined an allowance for doubtful accounts for customers whose accounts receivable have been outstanding less than 210 days and wrote off 100% of accounts receivable over 210 days, as it determined based on historical trends that those accounts were uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

The Company’s ability to collect outstanding receivables from third-party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company also assesses the current state of its billing functions in order to identify any known collection issues and to assess the impact, if any, on the allowance estimates which involves judgment. The Company believes that the collectibility of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the correct information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount.

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At July 31, 2008 and 2007, approximately 58% and 68%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York Metropolitan and New Jersey areas.

Net accounts receivable Billing category	As of July 31, 2008		As of July 31, 2007

Clinical Labs	(In 000’s)	(in %)	(In 000’s)	(in %)

Medicare	$1,600	18	$1,628	17
Third party payers	4,610	52	5,856	60
Patient self-pay	2,144	24	1,678	17
HMO’s	537	6	671	6

Total Clinical Labs	8,891	100%	9,833	100%

Total Life Sciences	6,457		4,520

Total accounts receivable	$15,348		$14,353

The Life Sciences segment’s accounts receivable includes royalties receivable of $2.1 million and $1.8 million, as of July 31, 2008 and 2007, respectively, of which approximately $1.5 million and $1.5 million, respectively is from Qiagen Corporation (see Note 13).

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	July 31, 2008	July 31, 2007

Beginning balance	$1,404	$1,033
Provision for doubtful accounts	3,716	4,653
Write-offs, net of recoveries	(4,234)	(4,282)

Ending balance	$886	$1,404

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to obsolescence and other factors in evaluating net realizable value. Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

Property, plant and equipment

Property, plant and equipment is stated at cost, and depreciated on the straight-line basis over the estimated useful lives of the various asset classes as follows: building and building improvements 15-30 years and laboratory machinery and equipment and office furniture and computer equipment - ranges from 3-10 years. Leasehold improvements are amortized over the term of the related leases or estimated useful lives of the assets, whichever is shorter.

Impairment of Long-Lived Assets

The Company reviews the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. No impairment losses were identified during the years ended July 31, 2008, 2007 or 2006.

Goodwill and Intangible Assets

Goodwill, representing the cost of acquired businesses in excess of the fair value of assets acquired, and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment. The Company performs its annual impairment test as of the first day of its fiscal fourth quarter, or earlier if indicators of potential impairment exist, to evaluate goodwill and indefinite lived intangibles. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. The fair value of a reporting unit is estimated using both a discounted cash flow model and a weighted average multiple of earnings before interest and taxes from comparable companies. In determining fair value, the Company makes certain judgments, including the identification of reporting units and the selection of comparable companies. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record an impairment charge. To date, there has been no impairment of these assets.

Intangible Assets

Intangible assets (exclusive of patents), arose primarily from acquisitions (See Note 2), and primarily consist of customer relationships, trademarks, licenses, employment and non-compete agreements, and website and database content. Finite-lived intangible assets are amortized according to their estimated useful lives, which range from 4 to 15 years.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

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

Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), requires reporting and displaying of comprehensive income (loss) and its components. In accordance with SFAS 130, the Accumulated Other Comprehensive Income (Loss), which is comprised of foreign currency translation adjustments, is disclosed as a separate component of stockholders’ equity. Comprehensive loss consists of net loss and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive loss were not tax effected as investments in international affiliates are deemed to be permanent.

Shipping and Handling Costs

Shipping and handling costs associated with the distribution of finished goods to customers are recorded in cost of goods sold.

Research and Development

Research and development costs are charged to expense as incurred.

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in Selling, general and administrative expense, approximated $113,000, $12,000 and $128,000 for the years ended July 31, 2008, 2007 and 2006, respectively.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2008, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

Net income (loss) per share

The Company applies SFAS No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 establishes standards for computing and presenting earnings per share. Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method in accordance with SFAS 128. Diluted weighted average shares outstanding for fiscal 2008, 2007 and 2006 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same in fiscal 2008, 2007 and 2006. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share during the years ended July 31, 2008, 2007, and 2006 was 240,000, 619,000, and 423,000, respectively.

For the years ended July 31, 2008, 2007 and 2006, the effect of approximately 1,734,000, 873,000 and 1,916,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share pursuant to SFAS 128 for the years ended July 31:

In 000’s	2008	2007	2006

Numerator:
Net loss	$(10,653)	$(13,260)	$(15,667)

Denominator:
Weighted-average common shares outstanding- Basic	36,883	35,017	32,215

Add: effect of dilutive stock options and restricted stock	—	—	—

Weighted-average common shares outstanding - Diluted	36,883	35,017	32,215

Net loss per share
Basic	$(0.29)	$(0.38)	$(0.49)

Diluted	$(0.29)	$(0.38)	$(0.49)

Share-Based Compensation

The Company records compensation expense associated with stock options and restricted stock in accordance with SFAS No. 123(R), “Share-Based Payment.” The Company adopted the modified prospective application method provided for under SFAS 123(R) and consequently did not retroactively adjust results from prior periods. Under this transition method, compensation cost associated with stock options and awards recognized in the fiscal years ended July 31, 2008, 2007 and 2006, includes: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of July 31, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123(R), and (b) compensation cost for all stock-based payments granted on or after August 1, 2005 (based on the grant-date fair value estimated in accordance with the new provision of SFAS No. 123(R)).

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

For the years ended July 31, 2008, 2007 and 2006, share-based compensation expense relating to the fair value of restricted shares and restricted stock units vested during the years ended July 31, 2008, 2007 and 2006 was approximately $1,316,000, $649,000, and $172,000, respectively (see Note 11). No excess tax benefits were recognized for the year ended July 31, 2008, 2007 and 2006.

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying Statement of operations for the years ended July 31:

In 000’s	2008	2007	2006

Cost of products	$14	$10	$21
Research and development	97	162	249
Selling, general and administrative	1,455	1,305	1,493

	$1,566	$1,477	$1,763

As of July 31, 2008, there was $1.9 million of total unrecognized compensation cost related to nonvested share-based payment arrangements granted under the Company’s stock option and restricted stock plans, which will be recognized over a weighted average remaining life of approximately 1.75 years.

Effect of new accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not anticipate the adoption of SFAS No. 162 will have a material impact on its results of operations, cash flows or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operation, cash flows or financial condition.

In December 2007, the FASB issued Statement No. 141 (revised 2007),”Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred SFAS No. 141R also establishes disclosure requirements that will require disclosure of the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for the Company that may be completed on or after August 1, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact is solely dependent on the terms of any business combination entered into by the Company on or after August 1, 2009.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, delaying the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value on a nonrecurring basis. The delayed portions of SFAS 157 will be adopted by the Company beginning in its fiscal year ending August 1, 2009, while all other portions of the standard will be adopted by the Company beginning in its fiscal year ending August 1, 2008, as required. The Company does not expect that the adoption SFAS 157 will have a material impact on its consolidated results of operations, cash flows or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the impact of the adoption of SFAS No. 159 will have a material impact on its financial condition or results of operations.

Reclassifications

Certain amounts in prior years have been reclassified to conform to current year presentation. In Fiscal 2007, the Company reclassified shipping and handling cost previously included in selling, general and administrative expense to cost of sales. The shipping and handling costs reclassed were approximately $226,000 for the year ended July 31, 2006.

NOTE 2 - Acquisitions

Biomol International, L.P.

On May 8, 2008, Enzo Life Sciences, Inc. acquired substantially all of the U.S. based assets and certain liabilities of Biomol International, LP (“Biomol LP”) through a newly formed US subsidiary Biomol International, Inc. and all of the stock of Biomol’s wholly-owned United Kingdom subsidiary, Affinity Limited by Axxora UK, a wholly-owned subsidiary of Enzo Life Sciences, collectively referred to as “Biomol” for approximately $18.1 million in cash and stock, subject to adjustment, exclusive of acquisition costs of approximately $800,000 and contingent payments which will be accounted for as additional purchase consideration over the next two years if and when the contingencies are resolved beyond a reasonable doubt. At closing, the purchase price was satisfied as follows: $12.9 million in cash was paid to Biomol LP, issuance of 352,000 shares of Enzo common stock, at fair market value, to Biomol LP, $1.5 million in cash was paid to an escrow agent for the one-year period following the closing to satisfy any indemnification obligations of the sellers under the Agreement and $550,000 was paid to an escrow agent, for the 60 day period following the closing to satisfy any specified purchase price adjustments. The $550,000 was released by the escrow agent in August 2008. The earn-outs of $2.5 million on each of the next two anniversaries of the acquisition date will be based on attaining certain revenue targets and EBITDA, as defined. Biomol was a privately owned, closely held global manufacturer and marketer of specialty life sciences research products.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

Effective May 8, 2008, Biomol became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was financed with the Company’s cash and cash equivalents and Enzo common stock. The consolidated financial statements presented herein include the results of operations for Biomol from the date of acquisition.

The following table presents the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Current assets	$5,167
Property and equipment	694
Other assets	18

Intangible assets	8,035

Goodwill	6,659

Total assets acquired	20,573

Less:

Current liabilities	1,100
Deferred tax liabilities	609

Total liabilities assumed	1,709

Net assets acquired	$18,864

The preliminary purchase price allocation is based on a valuation of acquired tangible and intangible assets and will be adjusted based on the final valuations to be completed in fiscal 2009. The Company determined the estimated fair value of the identifiable intangible assets based on various factors including: cost, discounted cash flow and relief from royalty approaches in determining the purchase price allocation. The excess of the total purchase price over the fair value of the net assets acquired, including the estimated fair value of the identifiable intangible assets, has been allocated to goodwill.

Axxora Life Sciences, Inc.

On May 29, 2007, Enzo Life Sciences entered into a Stock Purchase Agreement (the “Agreement”), by and among Enzo Life Sciences, Axxora and the stockholders, option holders and warrant holders of Axxora who own all of the issued and outstanding capital stock, options and warrants, respectively, of Axxora (collectively, the “Security holders”). Pursuant to the Agreement, Enzo Life Sciences purchased all of the issued and outstanding capital stock of Axxora from the Security holders for an aggregate purchase price of $16,322,000, exclusive of acquisition costs of $1,023,000, $475,000 previously advanced to Axxora to repay outstanding debt, and acquired cash of $881,000, which is included in current assets below. Effective May 31, 2007, Axxora became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was financed with the Company’s cash and cash equivalents. The consolidated financial statements presented herein include the results of operations for Axxora from the date of acquisition.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

The following table presents the fair values of the assets acquired and liabilities assumed (in thousands):

Current assets	$9,033
Property and equipment	360
Other assets	82
Intangible assets	8,220
Goodwill	6,470

Total assets acquired	24,165

Less:
Current liabilities	3,919
Deferred tax liabilities	2,426

Total liabilities assumed	6,345

Net assets acquired	$17,820

The purchase price allocation is based on a valuation of acquired intangible assets based on the final valuation completed in fiscal 2008. The Company determined the fair value of the identifiable intangible assets based on various factors including: cost, discounted cash flow and relief from royalty approaches in determining the purchase price allocation. The excess of the total purchase price over the fair value of the net assets acquired, including the estimated fair value of the identifiable intangible assets, has been allocated to goodwill.

On March 7, 2008, Axxora acquired 100% of the outstanding stock of a distributor of life science products in Belgium for a total consideration of approximately $229,000 in cash, net of cash acquired, including transaction costs. Liabilities assumed aggregated $369,000. Prior to the acquisition, the acquired company was a distributor of Enzo Life Science’s products as well as other unrelated manufacturers. The Company recorded goodwill of $232,000 and intangibles for customer relationships of $174,000 related to this acquisition. The consolidated financial statements presented herein include the results of operations for the acquired company from the date of acquisition. For financial reporting purposes, useful lives for the Biomol and Axxora acquisition have been assigned as follows:

Customer relationships	8 -15 years
Trademarks	Indefinite
Other intangibles	4-5 years

The following unaudited pro forma financial information presents the combined results of operations of the Company and acquisitions completed in 2008 and 2007 as if the acquisitions had occurred as of August 1, 2006. The pro forma financial information reflects appropriate adjustments for amortization of intangible assets and interest expense. The pro forma financial information presented is not necessarily indicative of either the actual consolidated operating results had the acquisition been completed at the beginning of each period or future operating results of the consolidated entities.

	Year Ended July 31,

	2008	2007

Net revenues	$86,922	$77,939
Net loss	$(9,574)	$(13,895)
Net loss per common share:
Basic and diluted	$(.26)	$(0.39)

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

Note 3- Supplemental disclosure for statement of cash flows

In the years ended July 31, 2008, 2007, and 2006, net income taxes (refunded to) or paid by the Company approximated $233,000, ($1,670,000), and $1,374,000 respectively.

In fiscal 2008, certain officers and a director of the Company exercised 220,158 stock options in non-cash transactions. The officers and director surrendered 181,263 previously owned shares of the Company’s common stock to exercise the stock options. The Company recorded approximately $2.4 million, the market value of surrendered shares, as treasury stock.

In fiscal 2007, certain officers of the Company exercised 43,112 stock options in non-cash transactions. The officers surrendered 26,756 shares of previously owned shares of the Company’s common stock to exercise the stock options. The Company recorded approximately $0.4 million, the market value of the surrendered shares, as treasury stock.

In fiscal 2006, certain officers of the Company exercised 227,800 stock options in non-cash transactions. The officers surrendered 185,300 shares of previously owned shares of the Company’s common stock to exercise the stock options. The Company recorded approximately $2.5 million, the market value of the surrendered shares, as treasury stock.

Note 4 – Marketable securities

The Company had no investments in marketable securities at July 31, 2008 or 2007.

Note 5 – Accumulated Other Comprehensive Income (Loss)

The following is a summary of accumulated other comprehensive loss, relating to the effect of foreign currency translation:

In 000’s	Accumulated income (loss) before tax	Tax (expense) or benefit	Accumulated income (loss) net of tax

Balance – July 31, 2005	(131)	—	(131)
Fiscal 2006 – realized losses, net	131	—	131

Balance - July 31, 2006	—	—	—
Fiscal 2007 – gain on foreign currency translation	42	—	42

Balance - July 31, 2007	$42	$—	$42
Fiscal 2008 – gain on foreign currency translation	1,544	—	1,544

Balance – July 31, 2008	$1,586	$—	$1,586

Note 6 - Inventories

At July 31, 2008 and 2007 inventories, net of reserves of $637,000 and $379,000, respectively, consist of:

In 000’s	2008	2007

Raw materials	$341	$34
Work in process	899	1,221
Finished products	8,274	5,767

	$9,514	$7,022

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

Note 7 – Property, plant, and equipment

At July 31, 2008 and 2007 property, plant, and equipment consist of:

In 000’s	2008	2007

Building and building improvements	$4,785	$3,053
Laboratory machinery and equipment	3,616	2,967
Office furniture and computer equipment	8,417	7,506
Leasehold improvements	4,281	3,211

	21,099	16,737
Accumulated depreciation and amortization	(12,758)	(10,828)

	8,341	5,909
Land and land improvements	712	712

	$9,053	$6,621

Note 8 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows (in thousands):

	Enzo Life Sciences	Enzo Clinical Labs	Total

August 1, 2006	$—	$7,452	$7,452
Acquisition –see Note 2	6,224	—	6,224

July 31, 2007	6,224	7,452	13,676
Acquisitions – see Note 2	7,137	—	7,137
Foreign currency translation	508	—	508

July 31, 2008	$13,869	$7,452	$21,321

Intangible assets, all of which are included in the Life Science segment, consist of the following (in thousands):

	July 31, 2008			July 31, 2007

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(9,929)	$1,098	$11,027	$(9,849)	$1,178
Customer relationships	8,314	(392)	7,922	3,890	(36)	3,854

Non-compete and employment agreements	481	(126)	355	360	(15)	345

Website and acquired content	984	(117)	867	270	(9)	261

Licensed technology and other	737	(29)	708

Indefinitely-lived intangible assets:
Trademarks	6,706	—	6,706	3,700	—	3,700

Total	$28,249	$(10,593)	$17,656	$19,247	$(9,909)	$9,338

Estimated amortization expense related to these finite-lived intangible assets for the five succeeding fiscal years ending July 31 is as follows (in thousands):

2009	$1,077
2010	1,036
2011	1,002
2012	918
2013	837

At July 31, 2008, the weighted average useful lives of amortizable intangible assets was approximately 11 years.

Amortization expense for the years ended July 31, 2008, 2007, and 2006 was $658,000, $151,000, and $75,000, respectively.

Note 9 - Income taxes

The Company accounts for income taxes under the provisions of SFAS 109. The (provision) benefit for income taxes is as follows:

Fiscal year ended July 31, (in 000’s)	2008	2007	2006

Current (provision) benefit:
Federal	$—	$—	$2,047
State and local	(320)	(261)	(65)
Foreign	(85)	(2)	—
Deferred benefit (provision)	644	178	(640)

(Provision) benefit for income taxes	$239	$(85)	$1,342

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31, 2008 and 2007 are as follows:

In 000’s	July 31, 2008	July 31, 2007

Deferred tax assets:
Federal tax carryforward losses	$10,693	$6,941
Provision for uncollectible accounts receivable	309	531
State and local tax carry forward losses	1,478	1,543
Accrued royalties	456	543
Stock compensation	505	279
Depreciation	46	73
Research and development and other tax credit carryforwards	530	460
Realized and unrealized losses on marketable securities	138	138
Other, net	236	198

Gross deferred tax assets	14,391	10,706

Deferred tax liabilities:
Deferred patent costs	(252)	(271)
Inventory	(265)	(325)
Intangibles	(3,039)	(2,409)
Prepaid expenses	(686)	(552)
Other, net	(75)	(90)

Gross deferred tax liabilities	(4,317)	(3,647)

Net deferred tax assets (liabilities) before valuation allowance	10,074	7,059
Less: valuation allowance	(12,965)	(9,385)

Net deferred tax assets (liabilities)	$(2,891)	$(2,326)

At July 31, 2008, the Company had net deferred tax liabilities of approximately $2,891,000 which consists primarily of identifiable intangible assets, inventory valuation differences and cumulative tax deductions in excess of book expenses recognized by foreign subsidiaries attributed to Axxora and Biomol LP (see Note 2).

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

Deferred tax liabilities are included in the consolidated balance sheets as follows:

	July 31, 2008	July 31, 2007

Deferred taxes:
Current	$458	$597
Non-current	2,433	1,729

	$2,891	$2,326

Pursuant to SFAS 109, the Company recorded a valuation allowance during the year ended July 31, 2008 and 2007 equal to domestic and certain foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

As of July 31, 2008, the Company had U.S. federal net operating loss carryforwards of approximately $30.0 million. The U.S. federal tax loss carryforwards, if not fully utilized, expire between 2011 and 2028. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. As of July 31, 2008, the Company has state and local tax loss carryforwards of approximately $39.7 million.

As a result of the acquisition described in Note 2 – Axxora Acquisition, approximately $1.4 million of the Company’s U.S. federal net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382 due to the ownership change. However, management does not believe that such a change would have a significant impact on the Company’s ability to utilize its tax loss carryforwards.

The components of (loss) income before income taxes consisted of the following for the years ended July 31:

	2008	2007	2006

United States operations	$(9,605)	$(12,595)	$(17,009)
International operations	(1,287)	(580)	—

(Loss) income before taxes	$(10,892)	$(13,175)	$(17,009)

The benefit (provision) for income taxes were at rates different from U.S. federal statutory rates for the following reasons:

Year ended July 31,	2008	2007	2006

Federal statutory rate	34%	34%	34%
Expenses not deductible for income tax return purposes	(1.1%)	(3%)	(4%)
State income taxes, net of (benefit) of federal tax deduction	1.4%	(1%)	5%
Change in valuation allowance	(32.9%)	(30%)	(28%)
Other	.8%	(1%)	1%

	2.2%	(1%)	8%

U.S. federal income taxes have not been provided on the undistributed earnings of approximately $244,000 at July 31, 2008 of the Company’s foreign subsidiaries, because the determination of the amount of unrecognized US income tax liability with respect to such earnings is not practicable.

The Company adopted the provisions of FIN 48 on August 1, 2007. The cumulative effect of adopting FIN 48 did not have a material impact on the Company’s financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at August 1, 2007	$261,014
Additions for tax positions related to prior years	91,335
Tax audit settlements	(61,335)

Balance at July 31, 2008	$291,014

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

Approximately, $157,000 of the FIN 48 liability at July 31, 2008 which relates to acquisition described in Note 2 – Axxora Acquisition can be completely reduced within the next two months with the lapse of the statute of limitations. The amount, if recognized, would not affect the Company’s effective tax rate.

Interest and penalties related to income tax liabilities are included in income tax expense. During the fiscal year ended July 31, 2008, the Company recognized a net increase of approximately $29,000. The Company has accrued approximately $68,000 for the payment of interest and penalties as of July 31, 2008 and had accrued approximately $39,000 for the payment of interest at August 1, 2007 upon the adoption of FIN 48.

The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the years that remain subject to examination are fiscal July 31, 2005 through fiscal 2007.

Note 10 – Accrued Liabilities and Other Current Liabilities

At July 31, 2008 and 2007, accrued liabilities consist of:

In 000’s	2008	2007

Legal	$1,702	$4,542
Payroll, benefits, and commissions	1,989	1,417
Research and development	1,200	344
Professional fees	584	986
Outside reference lab testing	46	276
Other	1,849	881

	$7,370	$8,446

At July 31, 2008 and 2007, other current liabilities consist of:

In 000’s	2008	2007

Deferred revenue	$1,089	$770
Other	72	517

	$1,161	$1,287

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

Treasury stock

In fiscal 2008, certain officers and a director of the Company exercised 220,158 stock options in a non-cash transaction. The officers and director surrendered 181,263 previously owned shares of the Company’s common stock to exercise the stock options. The Company recorded approximately $2.4 million, the market value of surrendered shares, as treasury stock.

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
July 31, 2008 and 2007

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

As of July 31, 2008, there were approximately 588,000 shares available for grant under the Company’s 1999 and 2005 Plans.

A summary of the information pursuant to the Company’s stock option plans for the years ended July 31, 2008, 2007, and 2006 is as follows:

	2008			2007		2006

	Options	Weighted - Average Exercise Price		Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price

Outstanding at beginning of year	2,700,457		$13.32	2,877,727	$13.20	3,154,125	$12.61
Granted	—	$		27,761	$17.06	100,000	$24.84
Exercised	(267,345)		$10.80	(95,525)	$9.60	(285,030)	$10.93
Cancelled	(157,697)		$20.42	(109,506)	$14.36	(91,368)	$12.61

Outstanding at end of year	2,275,415		$13.13	2,700,457	$13.32	2,877,727	$13.20

Exercisable at end of year	2,250,483		$13.12	2,670,680	$13.32	2,554,148	$12.78

Weighted average fair value of options granted during year			$—		$4.42		$1.01

The aggregate intrinsic value of stock options exercised during the years ended July 31, 2008, 2007 and 2006, including the non-cash transactions (see Note 3) was $0.7 million, $0.7 million and $0.9 million, respectively. The aggregate intrinsic value of options both outstanding and exercisable at July 31, 2008 is approximately $5.7 million.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

The following table summarizes information for stock options outstanding at July 31, 2008:

	Options outstanding			Options exercisable

Range of Exercise prices	Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

$5.45-6.68	248,908	0.2 years	$5.57	248,908	$5.57
$8.33-12.25	1,133,312	3.1 years	$11.12	1,133,312	$11.12
$12.93-19.02	813,318	5.5 years	$17.10	788,386	$17.20
$20.20-24.84	61,644	3 years	$21.42	61,644	$21.42
$36.05	18,233	1.5 years	$36.05	18,233	$36.05

	2,275,415			2,250,483

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

Restricted Stock Awards

During fiscal 2008, 2007 and 2006, the compensation committee of the Company’s board of directors approved grants of 160,140, 97,700 and 84,950 of restricted stock and restricted stock unit awards (the “Awards”), respectively, under the 2005 Plan to the Company’s directors, certain officers and employees. The Awards vest upon the recipient’s continued employment or director service ratably over either two, three or four years. Share-based compensation expense is recorded over the vesting period on a straight-line basis. The Awards will be forfeited if the recipient ceases to be employed by or serve as a director of the Company, as defined in the Award grants. The Awards settle in shares of the Company’s common stock on a one-for-one basis. As of July 31, 2008, 220,240 shares were unvested.

A summary of the information pursuant to the Company’s Restricted Stock Awards for the years ended July 31, 2008, 2007 and 2006 is as follows:

	2008		2007		2006

	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price

Outstanding at beginning of year	141,062	$14.15	77,450	$12.21	—	—
Awarded	160,140	$11.42	97,700	$15.16	84,950	$12.29
Vested	(70,962)	$13.55	(25,913)	$12.34	—	—
Forfeited	(10,000)	$14.73	(8,175)	$13.60	(7,500)	$13.13

Outstanding at end of year	220,240	$12.34	141,062	$14.15	77,450	$12.21

Weighted average market value of awards granted during year		$11.42		$15.16		$12.29

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

Note 12 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2008, 2007, and 2006, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The 401(k) employer matched contributions expense was approximately $481,000, $421,800, and $402,300, in fiscal years 2008, 2007, and 2006, respectively.

The Company’s Swiss operations provide a pension plan under the Swiss government’s social security system for Swiss employees. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 50% of the employee contribution. During the year ended July 31, 2008 and the two months ended July 31, 2007, the period after the acquisition of Axxora Life Sciences, Inc., the employer contributions related to the Swiss benefit pension plan was approximately $325,000 and $58,000 respectively.

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

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the “Agreement”). Under the terms of the Agreement, the Company received an initial payment of $16.0 million, would earn in the first “annual period” (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million, and receive a minimum royalty of $3.5 million in each of the next four annual periods. Digene Corporation was acquired by QIAGEN. The license agreement with the Company was assigned to QIAGEN Gaithersburg Inc. (“Qiagen”).

In addition, the Agreement provides for the Company to receive quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties are fully creditable against the minimum royalty payments due in the first five years of the Agreement. The balance, if any, of the minimum royalty payment is recognized in the final quarter of the applicable annual royalty period. As a result of the Qiagen Agreement, the Company recorded a gain on patent litigation settlement of $14.0 million during the year ended July 31, 2005 and deferred $2 million, which was earned from net sales of the Company’s licensed products covered by the Agreement during the first annual period. During the years ended July 31, 2008, 2007 and 2006, the Company recorded royalty income under the Agreement of approximately $5.5 million, $4.7 million, and $3.1 million, respectively, which is included in the Life Sciences segment.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

Note 14 - Licensing and Supply Agreement:

On April 27, 2007 (the “Effective Date”) Enzo Life Sciences, Inc. (“Life Sciences”) and Abbott Molecular Inc. (“Abbott”) entered into a 5 year agreement covering the supply of certain of Enzo Life Sciences products to Abbott for use in their product line. The parties also entered into a limited non-exclusive royalty bearing cross-licensing agreement (“Licensing Agreement”) for various patents. The Licensing Agreement requires each party to pay royalties, as defined through the lives of the related covered patents. In connection with a component of the License Agreement, Abbott paid a one-time fee of $1.5 million relating to a fully paid-up license and sublicense, as defined. The one-time fee will be recognized as revenue over the longest expected patent life. At July 31, 2008, the Company’s balance sheet includes current and non-current deferred revenue of approximately $0.4 and $0.5 million, respectively, relating to the one-time fee. During the years ended July 31, 2008 and 2007, the Company recorded approximately $2.1 million and $1.0 million in royalties and license fee income under the Licensing Agreement.

Note 15 – Commitments

Leases

The Company leases equipment, office and laboratory space under several non-cancelable operating leases that expire between September 2008 and March 2017. Certain leases include renewal options and rent escalation clauses. An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for laboratory operations and certain research operations. In March 2005, the Company amended and extended the lease for another 12 years. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense, inclusive of real estate taxes, under this renewed lease and the prior lease approximated $1,395,000, $1,376,000, and $1,337,000 during fiscal years 2008, 2007, and 2006.

Total rent expense incurred by the Company during fiscal 2008, 2007 and 2006 was approximately $2,885,000, $2,510,000, and $2,257,000, respectively. Minimum future annual rentals under non-cancelable operating leases as of July 31, 2008, are as follows:

Years ended July 31,	In 000’s

2009	$3,947
2010	3,427
2011	3,231
2012	2,110
2013	1,933
Thereafter	6,516

$21,164

Employment Agreements

The Company has employment agreements with certain officers that are cancelable at any time but provide for severance pay in the event an officer is terminated by the Company without cause, as defined in the agreements. Unless cancelled earlier, the contracts expire through May 2010. Aggregate minimum compensation commitments, exclusive of any severance provisions, for the years ending July 31, 2009, 2010 and 2011 are $2,691,000, $2,175,000 and $1,439,000, respectively.

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

Fact discovery is ongoing. The court issued a claim construction opinion on July 10, 2006. The Company and Sigma Aldrich (“Sigma”) entered into a Settlement Agreement and Release effective September 15, 2006 (the “Agreement”). Pursuant to the Agreement, the Company’s litigation with Sigma was dismissed and the Company recognized $2 million on settlement in the quarter ending October 31, 2006 (See Note 13). On January 3, 2007, the remaining defendants moved for summary judgment on all counts in the individual complaints. During a two-day hearing held on July 17 through July 18, 2007, the defendants subsequently withdrew the invalidity portion of their summary judgment motions. The court has yet to rule on the pending summary judgment motions. There can be no assurance that the Company will be successful with the remaining outstanding litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company. The Company has not recorded revenue under these distribution agreements in fiscal 2008, 2007 and 2006. The Company recorded other income from Perkin Elmer in fiscal 2007 (See Note 13).

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

Affymetrix also moved to transfer venue of Enzo’s action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix’s subsequently filed action. On January 30, 2004, Affymetrix’s motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Initial pleadings have been completed and discovery has commenced. The Court issued a Markman (claim construction) opinion on July 10, 2006. The Company did not record any revenue from Affymetrix during the fiscal years ended July 31, 2008, 2007 or 2006.

On June 2, 2004, Roche Diagnostic GmbH and Roche Molecular Systems, Inc. (collectively “Roche”) filed suit in the U.S. District Court of the Southern District of New York against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively “Enzo”). The Complaint was filed after Enzo rejected Roche’s latest cash offer to settle Enzo’s claims for, inter alia, alleged breach of contract and misappropriation of Enzo’s assets. The Complaint seeks declaratory judgment (i) of patent invalidity with respect to Enzo’s 4,994,373 patent (the “‘373 patent”), (ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the “1994 Agreement”), (iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and (iv) that Enzo’s claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition, the suit claims tortious interference and unfair competition. The Company does not believe that the Complaint has merit and intends to vigorously respond to such action with appropriate affirmative defenses and counterclaims. Enzo filed an Answer and Counterclaims on November 3, 2004 alleging multiple breaches of the 1994 Agreement and related infringement of Enzo’s ‘373 patent. Discovery has commenced. The Court issued a Markman opinion on July 10, 2006. The Company did not record any revenue from Roche during the fiscal years ended July 31, 2008, 2007 or 2006. The Roche agreement remains in force to date.

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. The complaint alleges infringement of six patents (relating to DNA sequencing systems, labeled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. Accordingly, Yale is also a plaintiff in the lawsuit. Yale and Enzo are aligned in protecting the validity and enforceability of the patents. Enzo Life Sciences is the owner of the remaining two patents. The complaint seeks permanent injunction and damages (including treble damages for willful infringement). Defendants answered the complaint on July 29, 2004. The answer pleads affirmative defences of invalidity, estoppels and laches and asserts counterclaims of non-infringement and invalidity.

A Markman hearing was held on May 25, 2006 and the district court issued a ruling on October 12, 2006. On August 17, 2007, the Company voluntarily dismissed the infringement claims for one of the patents in suit without prejudice. Defendants similarly dismissed their defenses and counterclaims as to that patent. On the same date, the Company conceded a judgment of non-infringement for another of the patents in suit based on the district court’s claim construction, reserving the right to appeal their construction. The defendants filed motions for summary judgment for invalidity, laches and non-infringement of the Ward patents on March 5, 2007. The Company and other plaintiff filed a motion for summary judgment on infringement of the Ward patents on March 5, 2007. On August 20, 2007, the district court heard oral arguments on the motions for summary judgment. On September 6, 2007, the court granted defendants’ motion for summary judgment of invalidity of three of the remaining Ward patents and entered judgment to that effect. The Company and other plaintiff filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on September 7, 2007. On January 30, 2008, the Court of Appeals for the Federal Circuit granted the Company’s alternative motion to dismiss its appeal and remand to the Connecticut Court for further proceedings incident to an entry of a final, appealable judgment. The Company has requested the Connecticut Court to dispose of all outstanding issues (including the Company’s claim under the fourth Ward patent and certain counterclaims of Applera’s) and enter final judgment. Once the Connecticut Court does this, the Company intends to appeal that judgment. The Company and other plaintiff intend to vigorously pursue this appeal; however, the outcome of the appeal cannot be anticipated at this time. If the appeal is granted, there can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

In January 2006, the Company was named along with certain of its officers and directors among others, in several complaints titled Francis Scott Hunt, et al. v. Enzo Biochem Inc., et al., Index No. 06-CV-00170 (SAS) and Ken Roberts v. Enzo Biochem, Inc. et al., Index No. 06-CV-00213 (SAS), and Paul Lewicki v. Enzo Biochem Inc., et al., Index No. 06-CV-06347 (SAS) based only upon a claim for common law fraud. These three consolidated actions were all filed in the United States District Court for the Southern District of New York. In their amended complaints, plaintiffs collectively seek more than $8.0 million in damages. Limited discovery has occurred to date. The actions are all based on allegations of a fraudulent scheme to pump and dump Enzo securities as was initially set forth in a previous action (filed by the same attorney) which was dismissed by the Eastern District of Virginia and such dismissal was affirmed by the Fourth Circuit Court of Appeals and is now final since the U.S. Supreme Court denied a petition for certiorari. The Company and the other defendants likewise moved to dismiss all of the Complaints in these actions and that motion was granted by U.S. District Court. As a result, some of the Plaintiffs were no longer able to pursue their claims or choose not to pursue them further. Other Plaintiffs amended their Complaints and the Company and the other defendants moved again to dismiss those Amended Complaints. The Court recently granted in part and denied in part those motions. As a result of the Court’s latest decision, however, certain of the defendants, including Enzo Biochem, Inc. are proceeding with discovery. The Company believes that the latest Complaints in these actions have no merit, and intends to move for summary judgment and otherwise to defend these actions vigorously.

The Company is party to other claims, legal actions and complaints that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

Note 17 – Segment reporting

The Company has three reportable segments: Life Sciences, Therapeutics and Clinical Labs. The Company’s Life Sciences segment develops, manufactures, and markets products to research and pharmaceutical customers. The Company’s Therapeutic segment conducts research and development activities for therapeutic drug candidates. The Clinical Labs segment provides diagnostic services to the health care community. The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as other consist of corporate general and administrative costs which are not allocable to the three reportable segments.

Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

Year ended July 31, 2008

Revenues:	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Product revenues	$28,087				$28,087
Royalty income and license fee income	7,630				7,630
Clinical laboratory services			$42,078		42,078

	35,717		42,078		77,795

Cost and expenses and other (income):
Cost of product revenues	19,159				19,159
Cost of clinical laboratory services			21,063		21,063
Research and development	3,473	$5,164			8,637
Provision for uncollectible accounts			3,716		3,716
Selling, general and administrative and legal	9,779		15,495	$14,732	40,006
Interest income			(239)	(3,457)	(3,696)
Other income	(98)	(100)			(198)

Income (loss) before income taxes	$3,404	$(5,064)	$2,043	$(11,275)	$(10,892)

Depreciation and amortization included above	$1,138	$35	$853	$120	$2,146

Share - based compensation included in
Cost of products	$8	—	$6	—	$14
Research and development	34	$63	—	—	97
Selling, general and administrative and legal	129	—	247	$1,079	1,455

Total	$171	$63	$253	$1,079	$1,566

Capital expenditures	$2,308	$63	797	$63	$3,231

Year ended July 31, 2007

Revenues:	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Product revenues	$6,658	—	—	—	$6,658
Royalty and license fee income	5,820	—	—	—	5,820
Clinical laboratory services	—	—	$40,430	—	40,430

	12,478	—	40,430	—	52,908

Cost and expenses and other (income):
Cost of product revenues	5,034	—	—	—	5,034
Cost of clinical laboratory services	—	—	18,199	—	18,199
Research and development	3,349	$6,044	—	—	9,393
Provision for uncollectible accounts	—	—	4,653	—	4,653
Selling, general and administrative and legal	2,772	—	14,403	$19,420	36,595
Interest income	—	—	(99)	(4,993)	(5,092)
Other income	(2,699)	—	—	—	(2,699)

Income (loss) before income taxes	$4,022	$(6,044)	$3,274	$(14,427)	$(13,175)

Depreciation and amortization included above	$288	$16	$838	$47	$1,189

Share - based compensation included in
Cost of products	$10	—	—	—	$10
Research and development	51	$111	—	—	162
Selling, general and administrative and legal	66	—	$358	$881	1,305

Total	$127	$111	$358	$881	$1,477

Capital expenditures	$106	$82	$698	$562	$1,448

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

Year ended July 31, 2006

Revenues:	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Product revenues	$4,750	—	—	—	$4,750
Royalty income	3,150	—	—	—	3,150
Clinical laboratory services	—	—	$31,926	—	31,926

	7,900	—	31,926	—	39,826

Cost and expenses and other (income):
Cost of product revenues	2,400	—	—	—	2,400
Cost of clinical laboratory services	—	—	13,917	—	13,917
Research and development	3,659	$4,237	—	—	7,896
Provision for uncollectible accounts	—	—	3,633	—	3,633
Selling, general and administrative and legal	2,034	—	14,322	$15,777	32,133
Interest income	—	—	—	(3,144)	(3,144)

(Loss) income before income taxes	$(193)	$(4,237)	$54	$(12,633)	$(17,009)

Depreciation and amortization included above	$180	$12	$897	$35	$1,124

Share - based compensation included in
Cost of products	$21	—	—	—	$21
Research and development	106	$143	—	—	249
Selling, general and administrative and legal	87	—	$539	$867	1,493

Total	$214	$143	$539	$867	$1,763

Capital expenditures	$3,332	$6	$860	$29	$4,227

Geographic financial information is as follows (in thousands):

Net sales to unaffiliated customers:	2008	2007	2006

United States	$62,243	$50,051	$38,287
Switzerland	9,142	945	—
United Kingdom	2,127	272	—
Other international countries	4,283	1,640	1,539

Total	$77,795	$52,908	$39,826

Long-lived assets at July 31,	2008	2007	2006

United States	$34,202	$21,438	$14,557
Switzerland	7,437	6,652	—
United Kingdom	4,193	—	—
Other international countries	2,198	1,545	—

Total	$48,030	$29,635	$14,557

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2008 and 2007

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

In 000’s	2008	2007	2006

United States	$20,165	$9,621	$6,361
Foreign countries	15,552	2,857	1,539

	$35,717	$12,478	$7,900

Note 18 – Summary of Selected Quarterly Financial Data (unaudited)

The following table contains statement of operations information for each quarter of the years ended July 31, 2008 and 2007. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2008 and 2007 is summarized as follows:

	Quarter Ended

Fiscal 2008	October 31, 2007	January 31, 2008	April 30, 2008	July 31, 2008

Total revenues	$19,447	$18,224	$18,948	$21,176
Gross profit	9,882	9,045	9,336	9,310
Loss before income taxes	(1,347)	(4,013)	(1,940)	(3,592)
Net loss	(1,232)	(4,055)	(2,107)	(3,259)
Basic loss per common share	$(0.03)	$(0.11)	$(0.06)	$(0.09)
Diluted loss per common share	$(0.03)	$(0.11)	$(0.06)	$(0.09)

	Quarter Ended

Fiscal 2007	October 31, 2006	January 31, 2007	April 30, 2007	July 31, 2007

Total revenues	$10,442	$10,594	$13,960	$17,912
Gross profit	6,391	6,157	7,934	9,193
Loss before income taxes	(1,201)	(4,777)	(3,754)	(3,443)
Net loss	(1,246)	(4,852)	(3,833)	(3,329)
Basic loss per common share	$(0.04)	$(0.14)	$(0.10)	$(0.09)
Diluted loss per common share	$(0.04)	$(0.14)	$(0.10)	$(0.09)

ENZO BIOCHEM, INC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended July 31, 2008, 2007 and 2006
(in thousands)

Year ended July 31,	Description	Balance at Beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

2008	Allowance for doubtful accounts receivable	1,404	3,716	—	4,234	(1)	886

2007	Allowance for doubtful accounts receivable	1,033	4,653	—	4,282	(1)	1,404

2006	Allowance for doubtful accounts receivable	2,292	3,633	—	4,892	(1)	1,033

2008	Deferred tax valuation allowance	9,385	3,580	—	—		12,965

2007	Deferred tax valuation allowance	4,856	5,220	—	691	(2)	9,385

2006	Deferred tax valuation allowance	129	4,727	—	—		4,856

2008	Reserve for obsolete inventory	379	283	—	25	(3)	637

2007	Reserve for obsolete inventory	238	337	—	196	(3)	379

2006	Reserve for obsolete inventory	—	596	—	358	(3)	238

(1)	Write-off of uncollectible accounts receivable net of recoveries.

(2)	Utilization of deferred tax assets

(3)	Write-off of obsolete inventory

S-1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the following Registration Statements:

(1)	Registration Statement (Form S-3 No. 333-138417, 333-15533, 33-58736, 33-60229, 33-78760, 33-72170, and 33-68542) of Enzo Biochem, Inc., and

(2)

Registration Statement (Form S-8 No. 33-45348, 33-75466, 33-88826, 333-87153, 333-89308 and 333-123712) pertaining to the 2005 Equity Compensation Incentive Plan, 1999 Stock Option Plan and 1994 Stock Option Plan of Enzo Biochem, Inc.;

of our report dated October 14, 2008, with respect to the consolidated financial statements and schedule of Enzo Biochem, Inc., and our report dated October 14, 2008, with respect to the effectiveness of internal control over financial reporting of Enzo Biochem, Inc., included in this Annual Report (Form 10-K) of Enzo Biochem, Inc.

/s/ Ernst & Young LLP

Melville, New York
October 14, 2008