Form 10-Q
period 2008-10-31
ENZO BIOCHEM INC
filed 2008-12-10
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 001-09974

ENZO BIOCHEM, INC.

(Exact name of registrant as specified in its charter)

New York	13-2866202

(State or Other Jurisdiction of Incorporation or Organization)	(IRS. Employer Identification No.)

527 Madison Ave, New York, New York	10022

(Address of Principal Executive office)	(Zip Code)

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

Yes ☐          No ☒

As of December 1, 2008 the Registrant had approximately 37,385,500 shares of common stock outstanding.

ENZO BIOCHEM, INC.

FORM 10-Q

October 31, 2008

INDEX

PART I - FINANCIAL INFORMATION

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 31, 2008 (unaudited)	July 31, 2008 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$36,826	$78,322
Short term investments	39,748	—
Accounts receivable, net of allowances	12,688	15,348
Inventories	8,723	9,514
Prepaid expenses	1,762	2,496

Total current assets	99,747	105,680
Property, plant, and equipment, net	9,351	9,053
Goodwill	20,404	21,321
Intangible assets, net	16,532	17,656
Other	471	812

Total assets	$146,505	$154,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$3,344	$4,299
Accrued liabilities	8,083	7,370
Other current liabilities	1,124	1,161
Deferred taxes	370	458

Total current liabilities	12,921	13,288
Deferred revenue	390	512
Deferred taxes	2,070	2,433
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 38,261,943 at October 31, 2008 and 38,007,581 at July 31, 2008	383	380
Additional paid-in capital	305,676	303,811
Less treasury stock at cost: 877,704 shares at October 31, 2008 and 777,719 shares at July 31, 2008	(12,457)	(11,331)
Accumulated deficit	(162,527)	(156,157)
Accumulated other comprehensive income	49	1,586

Total stockholders’ equity	131,124	138,289

Total liabilities and stockholders’ equity	$146,505	$154,522

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended October 31,

	2008	2007

Revenues:
Product revenues	$9,976	$5,863
Royalty and license fee income	2,916	2,318
Clinical laboratory services	8,172	11,266

	21,064	19,447
Costs and expenses and other (income):
Cost of product revenues	6,805	4,434
Cost of clinical laboratory services	5,806	5,131
Research and development expense	2,003	1,703
Selling, general, and administrative expense	9,574	7,404
Provision for uncollectible accounts receivable	1,859	1,159
Legal expense	1,210	2,449
Interest income	(509)	(1,460)
Other income	(34)	(19)
Foreign currency loss (gain)	582	(7)

	27,296	20,794
Loss before income taxes	(6,232)	(1,347)
(Provision) benefit for income taxes	(138)	115

Net loss	($6,370)	($1,232)

Net loss income per common share:
Basic	($0.17)	($0.03)

Diluted	($0.17)	($0.03)

Weighted average common shares outstanding:
Basic	37,337	36,717

Diluted	37,337	36,717

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

Three months ended October 31, 2008

(UNAUDITED)

(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive Loss

Balance at July 31, 2008	38,007,581	777,719	$380	$303,811	$(11,331)	$(156,157)	$1,586	$138,289	—

Net (loss) for the period ended October 31, 2008	—	—	—	—	—	(6,370)	—	(6,370)	$(6,370)
Purchase of treasury stock	—	99,985			(1,126)	—	—	(1,126)	—
Exercise of stock options	251,162		3	1,471	—	—	—	1,474	—
Vesting of restricted stock	3,200	—		—	—	—	—		—
Stock based compensation charges	—	—	—	394	—	—	—	394	—
Foreign currency translation adjustments	—	—	—	—	—	—	(1,537)	(1,537)	(1,537)

Comprehensive (loss)									$(7,907)

Balance at October 31, 2008	38,261,943	877,704	$383	$305,676	$(12,457)	$(162,527)	$49	$131,124

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended October 31,
	2008	2007

Cash flows from operating activities:
Net loss	($6,370)	($1,232)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization of property, plant and equipment	494	328
Amortization of intangible assets	260	121
Provision for uncollectible accounts receivable	1,859	1,159
Writeoff and/or reserve taken for obsolete inventory	62	62
Deferred income tax benefit	(105)	(166)
Share based compensation charges	394	332
Deferred revenue recognized	(122)	(113)
Other	—	52
Changes in operating assets and liabilities:
Accounts receivable	776	(1,317)
Inventories	676	580
Prepaid expenses	734	136
Accounts payable - trade	(971)	(382)
Accrued liabilities	855	(758)
Other current liabilities	(37)	27

Total Adjustments	4,875	61

Net cash used in operating activities	(1,495)	(1,171)

Cash flows from investing activities:
Purchases of short term investments	(77,701)	—
Maturities of short term investments	37,953	—
Capital expenditures	(799)	(402)
Increase in cash surrender value	—	(96)
Decrease (increase) in security deposits and other assets	342	(24)
Acquisition costs paid	—	(37)

Net cash used in investing activities	(40,205)	(559)

Cash flows from financing activities:
Proceeds from the exercise of stock options	348	349

Net cash provided by financing activities	348	349

Effect of exchange rate changes on cash and cash equivalents	(144)	18

Decrease in cash and cash equivalents	(41,496)	(1,363)
Cash and cash equivalents - beginning of period	78,322	105,149

Cash and cash equivalents - end of period	$36,826	$103,786

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2008

and for the three month periods ended

October 31, 2008 and 2007

(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Clinical Labs, Enzo Life Sciences, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. On May 8, 2008, Enzo Life Sciences, Inc. (“Enzo Life Sciences”), a wholly-owned subsidiary of the Company, acquired substantially all assets and certain liabilities of Biomol International L.P. (“Biomol LP”) and the issued and outstanding capital stock of Affiniti, Limited, a wholly owned subsidiary of Biomol LP., referred to as “Biomol”. The consolidated balance sheet as of October 31, 2008, statement of stockholders’ equity and comprehensive loss for the three months ended October 31, 2008, and the statements of cash flows and the consolidated statements of operations for the three months ended October 31, 2008 and 2007 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2008 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009.

Recent Accounting Pronouncements

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operations, cash flows or financial condition.

In December 2007, the FASB issued Statement No. 141 (revised 2007),”Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure of the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for the Company that may be completed on or after August 1, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact is solely dependent on the terms of any business combination entered into by the Company on or after August 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated results of operations or financial condition as we have not elected to apply the provisions to our financial instruments or other eligible items that are not required to be measured at fair value.

Note 2 – Short-term Investments

At October 31, 2008, the Company’s short-term investments, which are purchased at discounts with remaining maturities of under ninety days, are in a U.S. Government agency discount note which matured on November 4, 2008. On November 4, 2008 the Company reinvested $39.7 of the maturity proceeds in a U.S. Government agency discount note with a remaining maturity of under ninety days. At October 31, 2008, the fair value represents cost adjusted for accrued interest of $20,000.

Effective August 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to existing GAAP that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

At October 31, 2008, the Company’s short-term investments are classified as Level 1 assets.

Note 3 – Acquisitions

Biomol International, L.P.

On May 8, 2008, Enzo Life Sciences, Inc. acquired substantially all of the U.S. based assets and certain liabilities of Biomol International, LP (“Biomol LP”) through a newly formed US subsidiary Biomol International, Inc. and all of the stock of Biomol’s wholly-owned United Kingdom subsidiary, Affinity Limited by Axxora UK, a wholly-owned subsidiary of Enzo Life Sciences, collectively referred to as “Biomol” for approximately $18.1 million in cash and stock, subject to adjustment, exclusive of acquisition costs of approximately $800,000 and contingent payments which will be accounted for as additional purchase consideration over the next two years if and when the contingencies are resolved beyond a reasonable doubt. At closing, the purchase price was satisfied as follows: $12.9 million in cash was paid to Biomol LP, issuance of 352,000 shares of Enzo common stock, at fair market value, to Biomol LP, $1.5 million in cash was paid to an escrow agent for the one-year period following the closing to satisfy any indemnification obligations of the sellers under the Agreement and $550,000 was paid to an escrow agent, for the 60 day period following the closing to satisfy any specified purchase price adjustments. The $550,000 was released by the escrow agent in August 2008. The earn-outs of $2.5 million on each of the next two anniversaries of the acquisition date will be based on attaining certain revenue and EBITDA targets, as defined. Biomol was a privately owned, closely held global manufacturer and marketer of specialty life sciences research products. Effective May 8, 2008, Biomol became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was financed with the Company’s cash and cash equivalents and Enzo common stock. The consolidated financial statements include the results of operations for Biomol from the date of acquisition.

The following table presents the estimated fair values of the assets acquired and liabilities assumed (in thousands) as of October 31, 2008:

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

For financial reporting purposes, useful lives for the intangibles acquired in the Biomol and other acquisitions have been assigned as follows:

Customer relationships	8 -15 years
Trademarks	Indefinite
Other intangibles	4-5 years

The following unaudited pro forma financial information presents the combined results of operations of the Company and acquisitions completed in fiscal 2008 as if the acquisitions had occurred as of August 1, 2007. The pro forma financial information reflects appropriate adjustments for amortization of intangible assets and interest expense. The pro forma financial information presented is not necessarily indicative of either the actual consolidated operating results had the acquisition been completed at the beginning of each period or future operating results of the consolidated entities.

In thousands, except per share data	Three months ended October 31, 2007

Net revenues	$22,727
Net loss	$(545)
Net loss per common share – basic and diluted	$(.01)

Note 4 – Net loss per share

The Company applies SFAS No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 establishes standards for computing and presenting earnings per share. Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method in accordance with SFAS 128. Diluted weighted average shares outstanding for the three months ended October 31, 2008 and 2007 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share during the three months ended October 31, 2008 and 2007 was 119,000 and 473,000, respectively.

For the three months ended October 31, 2008 and 2007, the effect of approximately 1,659,000 and 971,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive.

Note 5 – Share-based compensation

The Company records compensation expense associated with stock options and restricted stock in accordance with SFAS No. 123(R), “Share-Based Payment.” The Company adopted the modified prospective application method provided for under SFAS 123(R) and consequently did not retroactively adjust results from prior periods. Under this transition method, compensation cost associated with stock options and awards recognized during the three months ended October 31, 2008 and 2007 includes: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of July 31, 2005 (based on grant-date fair value), and (b) compensation cost for all stock-based payments granted on or after August 1, 2005 (based on the grant-date fair value).

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations for the three months ended October 31:

In thousands	2008	2007

Cost of product revenues	$—	$2
Research and development	22	4
Selling, general and administrative	372	326

	$394	$332

No excess tax benefits were recognized during the three month periods ended October 31, 2008 and 2007.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the three month period ended October 31, 2008 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at August 1, 2008	2,275,415	$13.13	$5,700,000

Exercised	(251,162)	$5.87
Cancelled	(88,878)	$19.96

Outstanding at end of period	1,935,375	$13.76	$—

Exercisable at end of period	1,935,375	$13.76	$—

As of October 31, 2008, there was no unrecognized compensation cost related to unvested stock option-based compensation.

During the three months ended October 31, 2008 and 2007, the Company received cash proceeds of approximately $348,000 and $349,000, respectively, from the exercise of 44,586 and 30,017 stock options, respectively. The aggregate intrinsic value of stock options exercised during the three months ended October 31, 2008 and 2007, including the non-cash transactions (Note 6) was approximately $1.4 million and $0.2 million, respectively.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the three months ended October 31, 2008 is as follows:

		Weighted Average
	Awards	Award Price

Unvested at beginning of period	220,240	$12.34
Awarded	2,500	$11.23
Vested	(3,200)	$(12.24)
Forfeited	—	$—

Unvested at end of period	219,540	$12.32

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of October 31, 2008, there was approximately $1.6 million of total unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of eighteen months.

The total number of shares available for grant as stock options or award as restricted stock is 674,000 as of October 31, 2008.

Note 6 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company’s consolidated statements of cash flows is as follows (In thousands):

	Three months ended October 31,
	2008	2007

Taxes paid – net	$39	$83

During the three months ended October 31, 2008, certain officers of the Company exercised 206,576 stock options in a non-cash transaction. The officers surrendered 99,985 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $1.1 million, the market value of the surrendered shares, as treasury stock.

During the three months ended October 31, 2007, certain officers of the Company exercised 6,382 stock options in a non-cash transaction. The officers surrendered 4,164 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $74,400, the market value of the surrendered shares, as treasury stock.

Note 7 – Comprehensive loss

During the three months ended October 31, 2008 and 2007, total comprehensive loss was approximately $7.9 million and $1.1 million, respectively.

At October 31, 2008 and July 31, 2008, the accumulated other comprehensive income relates to cumulative translation adjustments.

Note 8- Inventories

At October 31, 2008 and July 31, 2008 inventories, net of reserves of $691,000 and $637,000, respectively, consist of:

In 000’s	October 31, 2008	July 31, 2008

Raw materials	$742	$341
Work in process	477	899
Finished products	7,504	8,274

	$8,723	$9,514

Note 9 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows (in thousands):

	Enzo Life Sciences	Enzo Clinical Labs	Total

August 1, 2008	$13,869	$7,452	$21,321
Adjustment for acquired tax liability settlement - see Note 11	(157)	—	(157)
Foreign currency translation	(760)	—	(760)

October 31, 2008	$12,952	$7,452	$20,404

Intangible assets, all of which are included in the Life Science segment, consist of the following (in thousands):

	October 31, 2008			July 31, 2008

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(9,950)	$1,077	$11,027	$(9,929)	$1,098
Customer relationships	7,860	(505)	7,355	8,314	(392)	7,922
Non-compete and employment agreements	462	(158)	304	481	(126)	355
Website and acquired content	949	(157)	792	984	(117)	867
Licensed technology and other	622	(44)	578	737	(29)	708
Indefinitely-lived intangible assets:
Trademarks	6,426	—	6,426	6,706	—	6,706

Total	$27,346	$(10,814)	$16,532	$28,249	$(10,593)	$17,656

At October 31, 2008, the weighted average useful lives of amortizable intangible assets was approximately 11 years.

Note 10 – Accrued Liabilities and Other Current Liabilities

At October 31, 2008 and July 31, 2008, accrued liabilities consist of:

In 000’s	October 31, 2008	July 31, 2008

Legal	$2,361	$1,702
Payroll, benefits, and commissions	1,707	1,989
Research and development	995	1,200
Professional fees	709	584
Outside reference lab testing	177	46
Other	2,134	1,849

	$8,083	$7,370

At October 31, 2008 and July 31, 2008, other current liabilities consist of:

In 000’s	October 31, 2008	July 31, 2008

Deferred revenue	$1,089	$1,089
Other	35	72

	$1,124	$1,161

Note 11 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate (provision) for the three months ended October 31, 2008 was (2.2%) compared to a benefit of 8.5% during the three months ended October 31, 2007. The tax provision for the three months ended October 31, 2008 was based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory. The tax benefit for the three months ended October 31, 2007 was based on state and local taxes and book to tax differences for acquired inventory. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company adopted the provisions of FIN 48 on August 1, 2007. The Company did not have any significant unrecognized tax positions and there was no material effect on its financial condition or results of operations as a result of adopting FIN 48. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company files a consolidated Federal income tax return. The Company files a combined, California, and New York State and City return with certain subsidiaries. Other subsidiaries file separate state and foreign tax returns.

The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions, and several foreign jurisdictions. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2005 through 2008. In connection with a business combination, the Company recorded as of May 31, 2007 approximately $300,000 for an uncertain tax position, including accrued interest of $39,000, with respect to a deemed dividend. During the three months ended October 31, 2008, the Company reduced this liability by approximately $157,000 as a result of the expiration of the statute of limitations. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense.

Note 12 – Royalty and licensing income

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the “Agreement”). Digene Corporation was acquired by QIAGEN. The license agreement with the Company was assigned to QIAGEN Gaithersburg Inc. (“Qiagen”). Subsequent to the settlement, the Agreement provides for the Company to receive quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent in April 2018. During the three months ended October 31, 2008 and 2007, the Company recorded approximately $2.3 million and $1.9 million, respectively in royalties from the Agreement.

During the three months ended October 31, 2008 and 2007, the Company recorded approximately $0.6 million and $0.4 million, respectively, in royalties and license fee income under a licensing agreement with Abbott Molecular, Inc. (“Abbott”) entered into in fiscal 2007.

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

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

Three months ended October 31, 2008

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$9,976	—	—	—	$9,976
Royalty and license fee income	2,916	—	—	—	2,916
Clinical laboratory services	—	—	$8,172	—	8,172

	12,892	—	8,172	—	21,064
Costs and expenses and other (income):
Cost of product revenues	6,805	—	—	—	6,805
Cost of clinical laboratory services	—	—	5,806	—	5,806
Research and development	1,199	$804	—	—	2,003
Provision for uncollectible accounts receivable	—	—	1,859	—	1,859
Selling, general and administrative and legal	3,212	—	3,907	$3,665	10,784
Interest income	—	—	(45)	(464)	(509)
Other income	(34)	—	—	—	(34)
Foreign exchange loss	582	—	—	—	582

Income (loss) before income taxes	$1,128	$(804)	$(3,355)	$(3,201)	$(6,232)

Depreciation and amortization included above	$477	$10	$237	$30	$754

Share-based compensation included in above:
Cost of product revenues	$—	—	—	—	$—
Research and development	7	$15	—	—	22
Selling, general and administrative and legal	14	—	$76	$282	372

Total	$21	15	$76	$282	$394

Capital expenditures	$208	$28	$545	$18	$799

Three months ended October 31, 2007

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$5,863	—	—	—	$5,863
Royalty and license fee income	2,318				2,318
Clinical laboratory services	—	—	$11,266	—	11,266

	8,181	—	11,266	—	19,447
Costs and expenses and other (income):
Cost of product revenues	4,434	—	—	—	4,434
Cost of clinical laboratory services	—	—	5,131	—	5,131
Research and development	803	$900	—	—	1,703
Provision for uncollectible accounts receivable	—	—	1,159	—	1,159
Selling, general and administrative and legal	1,880	—	3,601	$4,372	9,853
Interest income	—	—	(67)	(1,393)	(1,460)
Other income	(19)	—	—	—	(19)
Foreign exchange (gain)	(7)	—	—	—	(7)

Income (loss) before income taxes	$1,090	$(900)	$1,442	$(2,979)	$(1,347)

Depreciation and amortization included above	$192	$7	$211	$39	$449

Share-based compensation included in above:
Cost of product revenues	$2	—	—	—	$2
Research and development	4	$—	—	—	4
Selling, general and administrative and legal	31	—	$54	$241	326

Total	$37	$—	$54	$241	$332

Capital expenditures	$114	$8	$253	$27	$402

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

We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the 2008 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Recent Developments

Biomol International L.P.

On May 8, 2008, Enzo Life Sciences, Inc. acquired substantially all of the U.S. based assets and certain liabilities of Biomol International, LP (“Biomol LP”) through a newly formed US subsidiary Biomol International, Inc. and all of the stock of Biomol’s wholly-owned United Kingdom subsidiary, Affinity Limited by Axxora UK, a wholly-owned subsidiary of Enzo Life Sciences, collectively referred to as “Biomol” for approximately $18.1 million in cash and stock, subject to adjustment, exclusive of acquisition costs of approximately $800,000 and contingent payments which will be accounted for as additional purchase consideration over the next two years if and when the contingencies are resolved beyond a reasonable doubt. At closing, the purchase price was satisfied as follows: $12.9 million in cash was paid to Biomol LP, issuance of 352,000 shares of Enzo common stock, at fair market value, to Biomol LP, $1.5 million in cash was paid to an escrow agent for the one-year period following the closing to satisfy any indemnification obligations of the sellers under the Agreement and $550,000 was paid to an escrow agent, for the 60 day period following the closing to satisfy any specified purchase price adjustments. The $550,000 was released by the escrow agent in August 2008. The earn-outs of $2.5 million on each of the next two anniversaries of the acquisition date will be based on attaining certain revenue and EBITDA targets, as defined. Biomol was a privately owned, closely held global manufacturer and marketer of specialty life sciences research products. Effective May 8, 2008, Biomol became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was financed with the Company’s cash and cash equivalents and Enzo common stock. The consolidated financial statements include the results of operations for Biomol from the date of acquisition.

Results of Operations

Three months ended October 31, 2008 as compared to October 31, 2007

Comparative Financial Data for the Three Months Ended October 31,

(in thousands)

	2008	2007	Increase (Decrease)	% Change

Revenues:
Product sales	$9,976	$5,863	$4,113	70
Royalty and license fee income	2,916	2,318	598	26
Clinical laboratory services	8,172	11,266	(3,094)	(27)

Total revenues	21,064	19,447	1,617	8
Costs and expenses and other (income):
Cost of products	6,805	4,434	2,371	53
Cost of laboratory services	5,806	5,131	675	13
Research and development	2,003	1,703	300	18
Selling, general and administrative	9,574	7,404	2,170	29
Provision for uncollectible accounts receivable	1,859	1,159	700	60
Legal expenses	1,210	2,449	(1,239)	(51)
Interest income	(509)	(1,460)	951	(65)
Other income	(34)	(19)	(15)	79
Foreign currency loss (gain)	582	(7)	589	n.a.

Total costs and expenses and other- net	27,296	20,794	6,502	31

Loss before income taxes	($6,232)	($1,347)	($4,885)	(363%)

Consolidated Results:

The “2008 period” and the “2007 period” refer to the three months ended October 31, 2008 and 2007, respectively. The 2008 period includes the three months results of Biomol which was acquired on May 8, 2008.

Product revenues during the 2008 period were $10.0 million compared to $5.9 million in the year ago period, an increase of $4.1 million or 70%. The 2008 period increase is primarily due to the $2.8 million contribution of product revenues from the Biomol acquisition.

Royalty and license fee income during the 2008 period was $2.9 million compared to $2.3 million in the 2007 period, an increase of $0.6 million or 26%. Royalties are earned from the reported net sales of Qiagen products subject to a license agreement and from a license agreement with Abbott. During the 2008 period, the Company recognized royalties of approximately $2.3 million from Qiagen, an increase of approximately $0.4 million over the prior year ago period, and royalties and license fees under the Abbott License Agreement of approximately $0.6 million, an increase of approximately $0.2 million over the year ago period. There are no expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2008 period were $8.2 million compared to $11.3 million in the 2007 period. The 2008 period’s decrease over the prior year period was $3.1 million or 27%. During the 2008 period, our contractual adjustments increased and therefore our revenues decreased by $2.2 million due to reduced payer reimbursements. This reduced payer reimbursement experience was caused by reduced billings on our legacy billing system, including the investigation of and rebilling of denials during the period, as a result of the realignment of certain billing personnel to implement our new comprehensive billing and accounts receivable system. This new system was effective for all laboratory services performed after August 1, 2008. We anticipate that the new billing and accounts receivable system will enhance our billing and reimbursement process. The legacy billing system continues to account for all services prior to August 1, 2008. Further, the 2008 period decrease over the 2007 period was partially due to continued competitive pricing throughout the industry which has negatively impacted reimbursement rates for tests and an increase in revenue mix to lower paying insurance providers.

The cost of product revenues during the 2008 period was $6.8 million compared to $4.4 million in the 2007 period, an increase of $2.4 million. The increase is primarily due to the impact of Biomol’s cost of product revenues of approximately $1.6 million for the 2008 period, which includes the impact of an inventory fair value adjustment of $0.5 million related to sales of inventory acquired from Biomol.

The cost of clinical laboratory services during the 2008 period was $5.8 million as compared to $5.1 million in the 2007 period, an increase of $0.7 million or 13%. The Company incurred increased costs primarily relating to reagent costs of $0.1 million, laboratory personnel costs of $0.3 million, outside reference lab costs of $0.1 million, and other related laboratory costs of $0.2 million.

Research and development expenses were approximately $2.0 million during the 2008 period, compared to $1.7 million in the 2007 period, an increase of $0.3 million or 18%. The increase was attributed to additional net costs of $0.4 million at Enzo Life Sciences related to Biomol offset by a decrease of $0.1 million relating to the timing of clinical trial and related activities at the Therapeutics segment.

Selling, general and administrative expenses were approximately $9.6 million during the 2008 period as compared to $7.4 million in the 2007 period, an increase of $2.2 million or 29%. The increase was primarily due to the increases at the Enzo Life Sciences segment of $1.3 million in the 2008 period which included approximately $0.8 million of selling, general and administrative expenses increases related to Biomol operations. The increase from the other segments’ operations of approximately $0.9 million was primarily due to payroll and payroll related costs of $0.2 million, consulting fees of $0.2, professional fees of $0.2 million, overhead operating expenses of $0.2 and information technology costs of $0.1 million.

The provision for uncollectible accounts receivable, primarily relating to the clinical laboratory segment was $1.9 million for the 2008 period as compared to $1.2 million in the 2007 period. The increase of $0.7 million was due to reduced collection efforts by our billing department on the Clinical lab’s legacy billing system that was replaced by a new comprehensive billing and accounts receivable system effective August 1, 2008. Outstanding receivables will remain on the legacy system until either invoices are collected, all collection efforts are exhausted, or the balances are fully reserved and written off in accordance with our critical accounting policy.

Legal expense was $1.2 million during the 2008 period compared to $2.4 million in the 2007 period, a decrease of $1.2 million or 51%, due to a decrease in patent litigation activity in the current period.

Interest income was $0.5 million during the 2008 period as compared to $1.5 million during the 2007 period. The Company earns interest by investing primarily in short term and liquid investments, including money market accounts and US government instruments. The Company had higher average invested balances during the 2007 period. Further, interest income decreased during the 2008 period because the rates declined in response to monetary policy actions taken by the U.S. Federal Reserve.

The loss on foreign currency transactions was $0.6 million during the 2008 period. During the 2008 period, the Company’s Life Sciences segment incurred a foreign exchange loss of approximately $0.6 million on an intercompany term loan denominated in British pounds sterling due to the strengthening of the US dollar as at October 31, 2008 versus July 31, 2008.

The Company’s effective tax rate (provision) benefit for the 2008 period was (2.2%), compared to 8.5% during the 2007 period. The tax (provision) for the 2008 period was based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

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

Segment Results

The Life Sciences segment’s income before taxes was approximately $1.1 million for the 2008 period and is comparable to the 2007 period. Product revenues increased by $4.1 million in the 2008 period primarily due to the contribution of product revenues from Biomol which was acquired in May 2008. Royalty and license fee income increased $0.6 million from the existing Qiagen agreement and the Abbott License Agreement. The segment’s gross margin of $6.1 million was negatively impacted by $0.5 million representing the fair value adjustment attributed to the sale of inventory acquired from Biomol. The remaining fair value adjustment attributed to inventory acquired from Biomol of $0.8 million will negatively impact gross margins through May 2009. Segment operating expenses, including selling, general and administrative and research and development, increased by approximately $1.7 million during the 2008 period primarily due to the inclusion of Biomol’s expenses. The foreign exchange loss for the 2008 period was $0.6 million.

The Clinical Laboratory segment’s loss before taxes was $3.4 million for the 2008 period as compared to income of $1.4 million in the 2007 period. The 2008 period was impacted by a decrease in laboratory service revenues of $3.1 million or 27%. During the 2008 period, our contractual adjustments increased and therefore our revenues decreased by $2.2 million due to reduced payer reimbursements. This reduced payer reimbursement experience was caused by reduced billings on our legacy billing system, including the investigation of and rebilling of denials during the period, as a result of the realignment of certain billing personnel to implement our new comprehensive billing and accounts receivable system. Further, the 2008 period decrease was partially due to continued competitive pricing throughout the industry which has negatively impacted reimbursement rates for tests and an increase in revenue mix to lower paying insurance providers. The gross profit was negatively impacted by the increase in the contractual adjustment previously discussed, and an increase in the cost of laboratory services of $0.7 million as compared to the 2007 period. In the 2008 period the selling, general and administrative costs increased by approximately $0.3 million primarily due to increases in payroll and payroll related costs of $0.1 million and operating overhead costs of $0.2 million. The provision for uncollectible accounts receivables increased by $0.7 million due to the impact of the reduced collection efforts by our billing department on the Clinical lab’s legacy billing system. The segment earned interest in the 2008 period of $0.1 million on its accumulated cash generated by operations.

The Therapeutics segment’s loss before income taxes was approximately $0.8 million for the 2008 period as compared to a loss of $0.9 million for the 2007 period. The decrease in the loss of $0.1 million was primarily due to a decrease in clinical trial activities.

The Other segment’s loss before taxes for the 2008 period was approximately $3.2 an increase of $0.2 million as compared to $3.0 million in the 2007 period. The Other segment’s 2008 period loss reflects a decrease in legal expenses of $1.2 million due to a decrease in patent litigation activity in the current period compared to the 2007 period, offset by an increase in general and administrative expenses of $0.6 million, and a decrease in interest income of $0.9 million due to lower levels of cash available for investment and declining interest rates.

Liquidity and Capital Resources

At October 31, 2008, our cash and cash equivalents were $36.8 million, a decrease of $41.5 million from cash and cash equivalents at July 31, 2008. The decrease in cash during the three months ended October 31, 2008 was primarily due to the net purchase of short term investments in U.S. Government agency discount notes of $39.7 million and the impact of other cash flow activities discussed below. The Company had working capital of $86.8 million at October 31, 2008 compared to $92.4 million at July 31, 2008. The decrease in working capital was the result of the decrease in cash and cash equivalents to fund the period net loss and capital expenditures.

Net cash used in operating activities for the three months ended October 31, 2008 was approximately $1.5 million as compared to $1.2 million for the three months ended October 31, 2007. The increase in net cash used by operating activities in the 2008 period over the 2007 period of approximately $0.3 million was primarily due to the increase in the 2008 period loss, offset by non-cash adjustments in the 2008 period over the 2007 period, including the increases in the provision for doubtful accounts of $0.7 million and depreciation and amortization of $0.3 million, and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $40.2 million as compared to $0.6 million in the year ago period, primarily due to an increase in short term investments in US Government agency discount notes of $39.7 million.

Net cash provided by financing activities was approximately $0.3 million in both the 2008 and 2007 periods, from stock options exercise proceeds.

On May 8, 2008, the Company’s wholly-owned subsidiary, Enzo Life Sciences, acquired substantially all of the U.S. based assets of Biomol International, L.P. (“Biomol”) through Enzo Life Sciences’ newly-formed subsidiary, Biomol International, Inc., and all of the outstanding capital stock of Biomol’s two wholly owned United Kingdom subsidiaries through Enzo Life Sciences’ wholly owned subsidiary, Axxora (UK) Ltd. (the “Biomol Acquisition”), for a purchase price of $18 million, comprised of $15 million in cash, subject to downward adjustment based on net asset value on the closing date, and $3 million of unregistered common stock of the Company. In addition, Biomol may be entitled to receive a maximum of $5 million in earn-out payments over the next two years, payable in two installments of $2.5 million on each of the next two anniversaries of the closing date, if certain revenues and EBITDA targets for the acquired business are attained. The earn-out payments, if any, will be payable in a combination of cash and shares of the Company’s common stock, provided no more than 50% of the earn-out payments will be paid in stock. Biomol was a privately owned global manufacturer and marketer of specialty life sciences research products, with consolidated revenues of approximately $11.5 million for its fiscal year ended December 31, 2007. The Biomol Acquisition strengthens the Company’s position as a global provider of life sciences reagents by broadening the Company’s product offerings and manufacturing capabilities.

The Company believes that its current cash position is sufficient for its foreseeable liquidity and capital resource needs over the next 12 months, although there can be no assurance that future events will not alter such view.

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2008. Management is not aware of any material claims, disputes or settled matters concerning third party reimbursement that would have a material effect on our financial statements.

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

Product revenues

Revenues from product sales are recognized when the products are shipped and title transfers, the sales price is fixed or determinable and collectibility is reasonably assured. The revenue from the non-exclusive distribution agreements are recognized when shipments are made to their respective customers and reported to the Company. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. The Company records such consideration provided to distributors under these non-exclusive distribution agreements as a reduction to product revenues. The Company did not recognize any revenue from these distributors during the 2008 and 2007 periods. During the three months ended October 31, 2008 and 2007, one customer in the Life Science segment represented $2.1 million and $0.9 million of total product revenues, respectively.

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

Revenues – Clinical laboratory services

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

The following are tables of the Clinical Labs segment’s net revenues and percentages by revenue category for the three months ended October 31, 2008 and 2007:

Clinical Labs net revenues	Three months ended October 31, 2008		Three months ended October 31, 2007

	(In thousands)	(in %)	(In thousands)	(in %)

Revenue category
Medicare	$2,300	28	$2,145	19
Third-party payer	3,880	48	6,508	58
Patient self-pay	1,227	15	1,516	13
HMO’s	765	9	1,097	10

Total	$8,172	100%	$11,266	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 27% and 25% of the Clinical Labs services net revenues for the three months ended October 31, 2008 and 2007 respectively.

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

During the three months ended October 31, 2008 and 2007, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 77.9%, and 80.6%, respectively, of gross billings. During the three months ended October 31, 2008 changes to the Company’s standard fee schedule resulted in the decrease in the contractual adjustment percentage and gross revenues. The changes were made to maintain a fee schedule in line with other competitors. In addition, during the period our contractual adjustments increased and therefore our revenues decreased by $2.2 million due to reduced payer reimbursements The Company believes the negative impact on revenues from the decline in reimbursement rates or the shift to managed care, other primary third party payers, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $348,000, and $580,000 for the three months ended October 31, 2008 and 2007, respectively, and a change in the net accounts receivable of approximately $144,000 as of October 31, 2008.

Our clinical laboratory financial billing system records gross billings using a standard fee schedule for all payers and does not record contractual adjustment by payer at the time of billing. Adjustments to our standard fee schedule will impact the contractual adjustment recorded. Therefore, we are unable to quantify the effect of contractual adjustment recorded during the current period that relate to revenue recorded in a previous period. However, we can reasonably estimate our contractual adjustment to revenue on a timely basis based on our quarterly review process, which includes:

•	an analysis of industry reimbursement trends;
•	an evaluation of third-party reimbursement rates changes and changes in reimbursement arrangements with third-party payers;
•	a variance reimbursement analysis of current and historical claim settlement and reimbursement experience with payers;
•	an analysis of current gross billings and receivables by payer.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

The following is a table of the Company’s net accounts receivable by segment. The clinical laboratory segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At October 31, 2008 and July 31, 2008, approximately 47% and 58%, respectively, of the Company’s net accounts receivable relates to its clinical laboratory business, which operates in the New York Metropolitan and New Jersey Metropolitan areas.

The Life Sciences segment’s accounts receivable, of which $2.0 million or 29% and $3.3 million or 51% represents foreign receivables as of October 31, 2008 and July 31, 2008 respectively, includes royalty receivables of $2.8 million and $2.1 million, as of October 31, 2008 and July 31, 2008, respectively, of which approximately $2.3 million and $1.5 million, respectively is from Qiagen Corporation. (Note 12).

Net accounts receivable

	As of October 31, 2008		As of July 31, 2008

Billing category	(In 000’s)	(in %)	(In 000’s)	(in %)

Clinical Labs
Medicare	$1,260	21	$1,600	18
Third party payers	2,677	44	4,610	52
Patient self-pay	1,900	32	2,144	24
HMO’s	172	3	537	6

Total clinical labs	$6,009	100%	$8,891	100%

Total life sciences	6,679		6,457

Total accounts receivable	$12,688		$15,348

Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	October 31, 2008	July 31, 2008

Beginning balance	$886	$1,404
Provision for doubtful accounts	1,859	3,716
Write-offs, net	(588)	(4,234)

Ending balance	$2,157	$886

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the three months ended October 31, 2008 and 2007, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the allowance estimates, which involves judgment. The Company believes that the collectibility of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the correct information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. During the quarter ended October 31, 2008, our bad debts expense and related allowance for doubtful accounts were increased by $0.7 million to account for the impact of reduced collection efforts employed by our billing department due to the realignment of efforts to implementation and utilization of the Company’s new billing system. This realignment of personnel is not expected to materially impact future periods. The Company is presently managing two systems until the legacy system activity is deemed completed. Further, the Company believes the current economic condition has impacted collections.

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

As of October 31, 2008	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$ 12,893	49%	$ 2,415	35%	$ 6,383	60%	$ 1,241	22%	$ 2,854	95%
31-60 days	2,740	11%	397	6%	1,541	15%	767	14%	35	1%
61-90 days	1,552	6%	237	3%	742	7%	536	10%	37	1%
91-120 days	3,401	13%	446	7%	785	7%	2,137	38%	33	1%
121-150 days	1,393	5%	469	7%	625	6%	277	5%	22	1%
Greater than 150 days*	4,075	16%	2,862	42%	539	5%	652	12%	22	1%

Totals	$ 26,054	100%	$ 6,826	100%	$ 10,615	100%	$ 5,610	100%	$ 3,003	100%

As of July 31, 2008	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$ 15,879	56%	$ 3,278	44%	$ 7,019	62%	$ 1,654	29%	$ 3,928	94%
31-60 days	4,038	14%	725	10%	2,196	19%	960	17%	157	4%
61-90 days	1,836	6%	468	6%	636	6%	682	12%	50	1%
91-120 days	1,460	5%	291	4%	534	5%	614	11%	21	1%
121-150 days	1,074	4%	192	3%	548	5%	323	6%	11	0%
Greater than 150 days**	4,300	15%	2,412	33%	380	3%	1,506	25%	2	0%

Totals	$ 28,587	100%	$ 7,366	100%	$ 11,313	100%	$ 5,739	100%	$ 4,169	100%

*	Total includes $2,398 fully reserved over 210 days as of October 31, 2008.
**	Total includes $2,796 fully reserved over 210 days as of July 31, 2008.

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

Inventory

The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At October 31, 2008 and July 31, 2008, our reserve for excess and obsolete inventory was $691,000 and $637,000, respectively.

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operations, cash flows or financial condition.

In December 2007, the FASB issued Statement No. 141 (revised 2007),”Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R also establishes disclosure requirements that will require disclosure of the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for the Company that may be completed on or after August 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated results of operations or financial condition as we have not elected to apply the provisions to our financial instruments or other eligible items that are not required to be measured at fair value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments in short-term instruments, that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools. There have been no material changes with respect to market risk previously disclosed in our Annual Report on Form 10-K for our 2008 fiscal year.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at October 31, 2008, our assets and liabilities would increase or decrease by $2.1 million and $0.5 million, respectively, and our net sales and net (loss) or earnings would increase or decrease by $1.6 million and $0.2 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at October 31, 2008, our pre-tax earnings would be favorably or unfavorably impacted by approximately $0.4 million, on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid short term money market funds and short term investments in US Government agency discount notes with high credit ratings. Changes in interest rates may affect the investment income we earn on money market funds and short term investments and therefore affect our cash flows and results of operations. As of October 31, 2008, we were exposed to interest rate change market risk with respect to our money market accounts and short term investments totaling $73.6 million. The money market accounts and short-term investments yield or bear interest rates ranging from 0.86% to 2.5%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the money market funds and short-term investments by approximately $0.7 million on an annual basis.

As of October 31, 2008, we did not maintain any fixed or variable interest rate financing.

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

There have been no material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2008 filed with the Securities and Exchange Commission.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

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

ENZO BIOCHEM, INC.

(Registrant)

Date: December 10, 2008	by:	/s/ Barry Weiner

Chief Financial Officer