Form 10-Q
period 2009-01-31
ENZO BIOCHEM INC
filed 2009-03-12
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

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

Yes ☐ No ☒

As of March 1, 2009 the Registrant had approximately 37,481,000 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
January 31, 2009

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2009 (unaudited)	July 31, 2008 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$8,480	$78,322
Short term investments	64,452	—
Accounts receivable, net of allowances	11,053	15,348
Inventories	8,109	9,514
Prepaid expenses	1,491	2,496

Total current assets	93,585	105,680

Property, plant, and equipment, net	9,562	9,053
Goodwill	20,076	21,321
Intangible assets, net	15,958	17,656
Other	648	812

Total assets	$139,829	$154,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$3,652	$4,299
Accrued liabilities	9,402	7,370
Other current liabilities	1,005	1,161
Deferred taxes	242	458

Total current liabilities	14,301	13,288

Deferred revenue	270	512
Deferred taxes	1,983	2,433
Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 38,358,635 at January 31, 2009 and 38,007,581 at July 31, 2008	384	380
Additional paid-in capital	305,997	303,811
Less treasury stock at cost: 877,704 shares at January 31, 2009 and 777,719 shares at July 31, 2008	(12,457)	(11,331)
Accumulated deficit	(170,199)	(156,157)
Accumulated other comprehensive (loss) income	(450)	1,586

Total stockholders’ equity	123,275	138,289

Total liabilities and stockholders’ equity	$139,829	$154,522

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2009	2008	2009	2008

Revenues:
Product revenues	$9,497	$6,028	$19,474	$11,890
Royalty and license fee income	1,904	1,498	4,820	3,816
Clinical laboratory services	9,515	10,700	17,687	21,965

	20,916	18,226	41,981	37,671

Costs and expenses and other (income):
Cost of product revenues	6,591	4,210	13,396	8,644
Cost of clinical laboratory services	5,989	4,969	11,796	10,100
Research and development expense	2,218	2,449	4,220	4,151
Selling, general, and administrative expense	10,908	9,603	20,383	17,007
Provision for uncollectible accounts receivable	1,376	964	3,235	2,124
Legal expense	1,288	1,228	2,498	3,677
Interest income	(142)	(1,086)	(552)	(2,546)
Other income	(118)	(100)	(151)	(126)
Foreign currency loss	373	—	955	—

	28,483	22,237	55,780	43,031

Loss before income taxes	(7,567)	(4,011)	(13,799)	(5,360)
(Provision) benefit for income taxes	(106)	(42)	(243)	73

Net loss	$(7,673)	$(4,053)	$(14,042)	$(5,287)

Net loss per common share:
Basic	$(0.20)	$(0.11)	$(0.38)	$(0.14)

Diluted	$(0.20)	$(0.11)	$(0.38)	$(0.14)

Weighted average common shares outstanding:
Basic	37,449	36,762	37,393	36,739

Diluted	37,449	36,762	37,393	36,739

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
Six months ended January 31, 2009
(UNAUDITED)
(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive Loss

Balance at July 31, 2008	38,007,581	777,719	$380	$303,811	$(11,331)	$(156,157)	$1,586	$138,289

Net (loss) for the period ended January 31, 2009	—	—	—	—	—	(14,042)	—	(14,042)	$(14,042)
Purchase of treasury stock	—	99,985	—		(1,126)	—	—	(1,126)	—
Exercise of stock options	251,162	—	3	1,471	—	—	—	1,474	—
Vesting of restricted stock	99,892	—	1	—	—	—	—	1	—
Stock based compensation charges	—	—	—	715	—	—	—	715	—
Foreign currency translation adjustments	—	—	—	—	—	—	(2,036)	(2,036)	(2,036)

Comprehensive (loss)									$(16,078)

Balance at January 31, 2009	38,358,635	877,704	$384	$305,997	$(12,457)	$(170,199)	$(450)	$123,275

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended January 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(14,042)	$(5,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	990	669
Amortization of intangible assets	532	241
Provision for uncollectible accounts receivable	3,235	2,124
Write off and/or reserve taken for obsolete inventory	158	93
Deferred income tax benefit	(184)	(276)
Share based compensation charges	715	743
Deferred revenue recognized	(242)	(225)
Foreign currency loss on intercompany loan	881	—
Accrual for 401(k) employer match	643	470

Changes in operating assets and liabilities:
Accounts receivable	871	(1,203)
Inventories	789	784
Prepaid expenses	981	145
Accounts payable - trade	(796)	(277)
Accrued liabilities	1,461	(3,736)
Other current liabilities	(156)	—
Deferred revenue	—	26

Total Adjustments	9,878	(422)

Net cash used in operating activities	(4,164)	(5,709)

Cash flows from investing activities:
Purchases of short term investments	(208,506)	—
Maturities of short term investments	144,054	—
Capital expenditures	(1,558)	(1,019)
Increase in cash surrender value	—	(77)
Decrease (increase) in security deposits and other assets	165	(163)
Acquisition costs paid	—	(37)

Net cash used in investing activities	(65,845)	(1,296)

Cash flows from financing activities:
Issuance costs from the issuance of common stock	—	(12)
Proceeds from the exercise of stock options	348	384

Net cash provided by financing activities	348	372

Effect of exchange rate changes on cash and cash equivalents	(181)	37

Decrease in cash and cash equivalents	(69,842)	(6,596)
Cash and cash equivalents - beginning of period	78,322	105,149

Cash and cash equivalents - end of period	$8,480	$98,553

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2009
and for the three and six month periods ended
January 31, 2009 and 2008
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Clinical Labs, Enzo Life Sciences, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. On May 8, 2008, Enzo Life Sciences, Inc. (“Enzo Life Sciences”), a wholly-owned subsidiary of the Company, acquired substantially all assets and certain liabilities of Biomol International L.P. (“Biomol LP”) and the issued and outstanding capital stock of Affiniti, Limited, a wholly owned subsidiary of Biomol LP., collectively referred to as “Biomol”. The consolidated balance sheet as of January 31, 2009, statement of stockholders’ equity and comprehensive loss and statement of cash flows for the six months ended January 31, 2009, and the statements of operations for the three and six months ended January 31, 2009 and 2008 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2008 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not anticipate the adoption of SFAS 162 will have a material impact on its results of operations, cash flows or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operations, cash flows or financial condition.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS 141R also establishes disclosure requirements that will require disclosure of the nature and financial effects of the business combination. SFAS 141R will impact business combinations for the Company that may be completed on or after August 1, 2009. While there is no expected impact to our Consolidated Financial Statements on the accounting for acquisitions completed prior to July 31, 2009, the adoption of SFAS 141R on August 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date and for tax matters relating to prior acquisitions settled subsequent to July 31, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated results of operations or financial condition as we have not elected to apply the provisions to our financial instruments or other eligible items that are not required to be measured at fair value.

Note 2 – Short-term Investments

At January 31, 2009, the Company’s short-term investments are in U.S. Government Treasury bills, which are purchased at discounts with remaining maturities of under ninety days. At January 31, 2009, the fair value of these investments approximates cost.

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

At January 31, 2009, the Company’s short-term investments are classified as Level 1 assets.

Note 3 – Acquisitions

Biomol International, L.P.

On May 8, 2008, Enzo Life Sciences, Inc. acquired substantially all of the U.S. based assets and certain liabilities of Biomol International, LP (“Biomol LP”) through a newly formed US subsidiary Biomol International, Inc. and all of the stock of Biomol’s wholly-owned United Kingdom subsidiary, Affinity Limited, through Axxora UK, a wholly-owned subsidiary of Enzo Life Sciences, collectively referred to as “Biomol” for approximately $18.1 million in cash and stock, subject to adjustment, exclusive of acquisition costs of approximately $800,000 and contingent earn-out payments which will be accounted for as additional purchase consideration over the next two years if and when the contingencies are resolved beyond a reasonable doubt. At closing, the purchase price was satisfied as follows: $12.9 million in cash was paid to Biomol LP, issuance of 352,000 shares of Enzo common stock, at fair market value, to Biomol LP, $1.5 million in cash was paid to an escrow agent for the one-year period following the closing to satisfy any indemnification obligations of the sellers under the Agreement and $550,000 was paid to an escrow agent, for the 60 day period following the closing to satisfy any specified purchase price adjustments. The $550,000 was released by the escrow agent in August 2008. The earn-outs of $2.5 million on each of the next two anniversaries of the acquisition date will be based on attaining certain revenue and EBITDA targets, as defined. Biomol was a privately owned, closely held global manufacturer and marketer of specialty life sciences research products. Effective May 8, 2008, Biomol became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was financed with the Company’s cash and cash equivalents and Enzo common stock. The consolidated financial statements include the results of operations for Biomol from the date of acquisition. Effective February 2, 2009, the names of Biomol International, Inc. and Affinity Limited were changed to Enzo Life Sciences International, Inc. and Enzo Life Sciences (UK) Ltd., respectively.

The following table presents the estimated fair values of the assets acquired and liabilities assumed (in thousands) as of January 31, 2009:

Current assets	$5,167
Property and equipment	694
Other assets	18
Intangible assets	8,035
Goodwill	6,659

Total assets acquired	20,573

Less:
Current liabilities	1,100
Deferred tax liabilities	609

Total liabilities assumed	1,709

Net assets acquired	$18,864

The preliminary purchase price allocation is based on a valuation of acquired tangible and intangible assets and will be adjusted based on the final valuations to be completed within one year from the acquisition date. The Company determined the estimated fair value of the identifiable intangible assets based on various factors including: cost, discounted cash flow and relief from royalty approaches in determining the purchase price allocation. The excess of the total purchase price over the fair value of the net assets acquired, including the estimated fair value of the identifiable intangible assets, has been allocated to goodwill.

For financial reporting purposes, useful lives for the intangibles acquired in the Biomol and other acquisitions have been assigned as follows:

Customer relationships	8-15 years
Trademarks	Indefinite
Other intangibles	4-5 years

The following unaudited pro forma financial information presents the combined results of operations of the Company and acquisitions completed in fiscal 2008 as if the acquisitions had occurred as of August 1, 2007. The pro forma financial information reflects appropriate adjustments for amortization of intangible assets and interest expense. The pro forma financial information presented is not necessarily indicative of either the actual consolidated operating results had the acquisitions been completed at the beginning of each period or future operating results of the consolidated entities.

In thousands (except per share amounts)	Three months ended January 31, 2008	Six months ended January 31, 2008

Net revenues	$20,851	$43,575
Net loss	(4,052)	(4,599)

Net loss per common share – basic and diluted:	($0.11)	($0.12)

Note 4 – Net loss per share

The Company applies SFAS No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 establishes standards for computing and presenting earnings per share. Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method in accordance with SFAS 128. Diluted weighted average shares outstanding for the three and six months ended January 31, 2009 and 2008 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of “in the money” stock options, net of shares repurchased with the option exercise proceeds and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

	Three months ended January 31,		Six months ended January 31,
(In thousands)	2009	2008	2009	2008

Potential net shares, issued from exercise of “in the money” employee and director stock options and restricted stock awards, excluded from diluted net loss per share calculation	—	237	59	336

The following table summarizes the number of “out of the money” options excluded from the computation of diluted net loss per share because the effect of their potential exercise is anti-dilutive.

	Three months ended January 31,		Six months ended January 31,
(In thousands)	2009	2008	2009	2008

“Out of the money” employee and director stock options	1,783	1,359	1,907	1,746

Note 5 – Share-based compensation

The Company records compensation expense associated with stock options and restricted stock in accordance with SFAS No. 123(R), “Share-Based Payment.” The Company adopted the modified prospective application method provided for under SFAS 123(R) and consequently did not retroactively adjust results from prior periods. Under this transition method, compensation cost associated with stock options and awards recognized during the three and six months ended January 31, 2009 and 2008 includes: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of July 31, 2005 (based on grant-date fair value), and (b) compensation cost for all stock-based payments granted on or after August 1, 2005 (based on the grant-date fair value).

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
In thousands	2009	2008	2009	2008

Cost of product revenues	$3	$4	$3	$6
Research and development	6	37	28	41
Selling, general and administrative	312	370	684	696

	$321	$411	$715	$743

No excess tax benefits were recognized during the three or six month periods ended January 31, 2009 and 2008.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the six month period ended January 31, 2009 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at August 1, 2008	2,275,415	$13.13	$5,700,000

Exercised	(251,162)	$5.87
Cancelled	(116,639)	$19.27

Outstanding at end of period	1,907,614	$13.74	$—

Exercisable at end of period	1,907,614	$13.74	$—

As of January 31, 2009, there was no unrecognized compensation cost related to unvested stock option-based compensation.

During the six months ended January 31, 2009 and 2008, the Company received cash proceeds of approximately $348,000 and $384,000, respectively, from the exercise of 44,586 and 33,208 stock options, respectively. The aggregate intrinsic value of stock options exercised during the six months ended January 31, 2009 and 2008, including the non-cash transactions (Note 6) was approximately $1.4 million and $0.7 million, respectively.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the six months ended January 31, 2009 is as follows:

	Awards	Weighted Average Award Price

Unvested at August 1, 2008	220,240	$12.34
Awarded	175,705	$4.49
Vested	(99,892)	$12.45
Forfeited	(3,575)	$13.33

Unvested at end of period	292,478	$7.57

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of January 31, 2009, there was approximately $2.0 million of total unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of eighteen months.

The total number of shares available for grant as stock options or award as restricted stock is approximately 531,000 as of January 31, 2009.

Note 6 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company’s consolidated statements of cash flows is as follows (In thousands):

	Six months ended January 31,
	2009	2008

Taxes paid – net	$112	$131

During the six months ended January 31, 2009, certain officers of the Company exercised 206,576 stock options in a non-cash transaction. The officers surrendered 99,985 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $1.1 million, the market value of the surrendered shares, as treasury stock.

During the six months ended January 31, 2008, certain officers and a director of the Company exercised 220,158 stock options in non-cash transactions. The individuals surrendered 181,263 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $2.4 million, the market value of the surrendered shares, as treasury stock.

Note 7 – Comprehensive loss

During the three months ended January 31, 2009 and 2008, total comprehensive loss was approximately $8.2 million and $3.9 million, respectively. During the six months ended January 31, 2009 and 2008, total comprehensive loss was approximately $16.1 million and $5.0 million, respectively.

At January 31, 2009 and July 31, 2008, the accumulated other comprehensive (loss) income relates to foreign currency translation adjustments.

Note 8- Inventories

At January 31, 2009 and July 31, 2008 inventories, net of reserves of $787,000 and $637,000, respectively, consist of:

In 000’s	January 31, 2009	July 31, 2008

Raw materials	$415	$341
Work in process	832	899
Finished products	6,862	8,274

	$8,109	$9,514

Note 9 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows (in thousands):

	Enzo Life Sciences	Enzo Clinical Labs	Total

Balance August 1, 2008	$13,869	$7,452	$21,321
Adjustment for acquired tax liability settlement - see Note 11	(157)	—	(157)
Other	(31)	—	(31)
Foreign currency translation	(1,057)	—	(1,057)

Balance January 31, 2009	$12,624	$7,452	$20,076

Intangible assets, all of which are included in the Life Sciences segment, consist of the following (in thousands):

	January 31, 2009			July 31, 2008

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(9,970)	$1,057	$11,027	$(9,929)	$1,098
Customer relationships	7,697	(650)	7,047	8,314	(392)	7,922
Non-compete and employment agreements	455	(193)	262	481	(126)	355
Website and acquired content	930	(199)	731	984	(117)	867
Licensed technology and other	564	(58)	506	737	(29)	708
Indefinitely-lived intangible assets:
Trademarks	6,355	—	6,355	6,706	—	6,706

Total	$27,028	$(11,070)	$15,958	$28,249	$(10,593)	$17,656

At January 31, 2009, the weighted average useful life of amortizable intangible assets was approximately 11 years.

Note 10 – Accrued Liabilities and Other Current Liabilities

At January 31, 2009 and July 31, 2008, accrued liabilities consist of:

In 000’s	January 31, 2009	July 31, 2008

Legal	$2,028	$1,702
Payroll, benefits, and commissions	3,496	1,989
Research and development	768	1,200
Professional fees	1,205	584
Outside reference lab testing	185	46
Other	1,720	1,849

	$9,402	$7,370

At January 31, 2009 and July 31, 2008, other current liabilities consist of:

In 000’s	January 31, 2009	July 31, 2008

Deferred revenue	$850	$1,089
Other	155	72

	$1,005	$1,161

Note 11 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate provision for the three months ended January 31, 2009 was 1.4% compared to 1.0% during the three months ended January 31, 2008. The tax provision for the three months ended January 31, 2009 and 2008 was based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory.

The Company’s effective tax rate (provision) benefit for the six months ended January 31, 2009 was (1.8%) compared to a benefit 1.4% during the six months ended January 31, 2008. The tax (provision) for the six months ended January 31, 2009 was based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory. The tax benefit for the six months ended January 31, 2008 was based on state and local taxes and book to tax differences for acquired inventory

The Company’s effective tax rate for all periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

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

The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions, and several foreign jurisdictions. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2005 through 2008. In connection with a business combination, the Company recorded as of May 31, 2007 approximately $300,000 for an uncertain tax position, including accrued interest of $39,000, with respect to a deemed dividend. During the six months ended January 31, 2009, the Company reduced this liability by approximately $172,000 as a result of the expiration of the statute of limitations. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense.

Note 12 – Royalty and licensing income

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the “Agreement”). Digene Corporation was acquired by QIAGEN. The license agreement with the Company was assigned to QIAGEN Gaithersburg Inc. (“Qiagen”). Subsequent to the settlement, the Agreement provides for the Company to receive quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent in April 2018. During the three months ended January 31, 2009 and 2008, the Company recorded royalties from the Agreement of approximately $1.2 million and $1.0 million, respectively, and during the six months ended January 31, 2009 and 2008 recorded approximately $3.5 million and $2.9 million, respectively.

During the three and six months ended January 31, 2009 and 2008, the Company recorded approximately $0.7 million and $1.3 million; and $0.5 million and $0.9 million, respectively, in royalties and license fee income under a licensing agreement with Abbott Molecular, Inc. (“Abbott”) entered into in fiscal 2007.

Note 13 – Segment reporting

The Company has three reportable segments: Life Sciences, Therapeutics, and Clinical Labs. The Company’s Life Sciences segment develops, manufactures, and markets products to research and pharmaceutical customers. The Company’s Therapeutic segment conducts research and development activities for therapeutic drug candidates. The Clinical Labs segment provides diagnostic services to the health care community. The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as Other, consist of corporate general and administrative costs which are not allocable to the three reportable segments.

Management of the Company assesses assets on a consolidated basis only and, therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2009

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$9,497	$—	$—	$—	$9,497
Royalty and license fee income	1,904	—	—	—	1,904
Clinical laboratory services	—	—	9,515	—	9,515

	11,401	—	9,515	—	20,916
Costs and expenses and other (income):
Cost of product revenues	6,591	—	—	—	6,591
Cost of clinical laboratory services	—	—	5,989	—	5,989
Research and development	1,236	982	—	—	2,218
Provision for uncollectible accounts receivable	—	—	1,376	—	1,376
Selling, general, and administrative and legal	3,187	—	4,486	4,523	12,196
Interest income	—	—	(12)	(130)	(142)
Other income	(97)	—	(21)	—	(118)
Foreign exchange loss	373	—	—	—	373

Income (loss) before income taxes	$111	$(982)	$(2,303)	$(4,393)	$(7,567)

Depreciation and amortization included above	$478	$13	$247	$30	$768

Share-based compensation included in above:
Cost of product revenues	$—	$—	$3	$—	$3
Research and development	6	—	—	—	6
Selling, general and administrative and legal	50	16	18	228	312

Total	$56	$16	$21	$228	$321

Capital expenditures	$368	$49	$342	$—	$759

Three months ended January 31, 2008

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$6,028	$—	$—	$—	$6,028
Royalty and license fee income	1,498	—	—	—	1,498
Clinical laboratory services	—	—	10,700	—	10,700

	7,526	—	10,700	—	18,226

Costs and expenses and other (income):
Cost of product revenues	4,210	—	—	—	4,210
Cost of clinical laboratory services	—	—	4,969	—	4,969
Research and development	994	1,455	—	—	2,449
Provision for uncollectible accounts receivable	—	—	964	—	964
Selling, general, and administrative and legal	2,174	—	4,243	4,414	10,831
Interest income	—	—	(76)	(1,010)	(1,086)
Other income	—	(100)	—	—	(100)

Income (loss) before income taxes	$148	$(1,355)	$600	$(3,404)	$(4,011)

Depreciation and amortization included above	$208	$8	$207	$38	$461

Share-based compensation included in above:
Cost of product revenues	$4	$—	$—	$—	$4
Research and development	25	12	—	—	37
Selling, general and administrative and legal	29	—	64	277	370

Total	$58	$12	$64	$277	$411

Capital expenditures	$545	$56	$10	$6	$617

Six months ended January 31, 2009

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$19,474	$—	$—	$—	$19,474
Royalty and license fee income	4,820	—	—	—	4,820
Clinical laboratory services	—	—	17,687	—	17,687

	24,294	—	17,687	—	41,981
Costs and expenses and other (income):
Cost of product revenues	13,396	—	—	—	13,396
Cost of clinical laboratory services	—	—	11,796	—	11,796
Research and development	2,435	1,785	—	—	4,220
Provision for uncollectible accounts receivable	—	—	3,235	—	3,235
Selling, general, and administrative and legal	6,378	—	8,393	8,110	22,881
Interest income	—	—	(57)	(495)	(552)
Other income	(130)	—	(21)	—	(151)
Foreign exchange loss	955	—	—	—	955

Income (loss) before income taxes	$1,260	$(1,785)	$(5,659)	$(7,615)	$(13,799)

Depreciation and amortization included above	$955	$23	$484	$60	$1,522

Share-based compensation included in above:
Cost of product revenues	$—	$—	$3	$—	$3
Research and development	13	15	—	—	28
Selling, general and administrative and legal	64	16	94	510	684

Total	$77	$31	$97	$510	$715

Capital expenditures	$569	$77	$894	$18	$1,558

Six months ended January 31, 2008

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$11,890	$—	$—	$—	$11,890
Royalty and license fee income	3,816				3,816
Clinical laboratory services	—	—	21,965	—	21,965

	15,706	—	21,965	—	37,671

Costs and expenses and other (income):
Cost of product revenues	8,644	—	—	—	8,644
Cost of clinical laboratory services	—	—	10,100	—	10,100
Research and development	1,797	2,354	—	—	4,151
Provision for uncollectible accounts receivable	—	—	2,124	—	2,124
Selling, general, and administrative and legal	4,054	—	7,844	8,786	20,684
Interest income	—	—	(143)	(2,403)	(2,546)
Other income	(26)	(100)	—	—	(126)

Income (loss) before income taxes	$1,237	$(2,254)	$2,040	$(6,383)	$(5,360)

Depreciation and amortization included above	$400	$15	$418	$77	$910

Share-based compensation included in above:
Cost of product revenues	$6	$—	$—	$—	$6
Research and development	29	12	—	—	41
Selling, general and administrative and legal	60	—	118	518	696

Total	$95	12	$118	$518	$743

Capital expenditures	$659	$64	$263	$33	$1,019

Note 14 – Subsequent Event

On March 12, 2009, Enzo Life Sciences, Inc. and Enzo Life Sciences Acquisition, Inc., a newly formed wholly owned subsidiary of Enzo Life Sciences, Inc. (“Acquisition Sub”), entered into an asset purchase agreement (“Purchase Agreement”) dated as of March 12, 2009 with Assay Designs, Inc. (“Assay Designs”). Assay Designs, a privately owned company with annual sales of approximately $11 million, was engaged in researching, developing, manufacturing, distributing, marketing and selling specialty immunological and biochemical protein detection kits, assays, reagents, antibodies, recombinant proteins and related products and providing related services for use in the biotechnology, pharmaceutical and life sciences research industries (“Business”). Under the terms of the Purchase Agreement, Acquisition Sub purchased from Assay Designs substantially all of its assets, including trade accounts receivable, inventory, fixed assets, intellectual property and goodwill, used in or related to the Business and assumed certain of Assay Designs’ liabilities, including trade accounts payable, capital lease obligations and certain other accrued and other current liabilities.

The execution of the Purchase Agreement and the closing of the transaction occurred simultaneously on March 12, 2009. The purchase price consisted of $12,228,000 in cash, subject to an upward or downward post-closing purchase price adjustment based on Assay Designs’ working capital as of the closing date, $100,000 of which will be held in escrow for approximately 60-90 days to secure the payment of any downward post-closing purchase price adjustment and $750,000 of which will be held in escrow for 12 months to secure the payment of any indemnification obligations of Assay Designs under the Purchase Agreement. The Assay Design Acquisition strengthens the Company’s position as a global provider of life sciences reagents by broadening our product offerings and manufacturing capabilities.

At January 31, 2009, the Company has recorded approximately $190,000 in acquisition costs which are included in “Other assets” in the accompanying balance sheet.

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

Recent Developments

Biomol International L.P.

On May 8, 2008, Enzo Life Sciences, Inc. acquired substantially all of the U.S. based assets and certain liabilities of Biomol International, LP (“Biomol LP”) through a newly formed US subsidiary Biomol International, Inc. and all of the stock of Biomol’s wholly-owned United Kingdom subsidiary, Affinity Limited, through Axxora UK, a wholly-owned subsidiary of Enzo Life Sciences, collectively referred to as “Biomol” for approximately $18.1 million in cash and stock, subject to adjustment, exclusive of acquisition costs of approximately $800,000 and contingent earn-out payments which will be accounted for as additional purchase consideration over the next two years if and when the contingencies are resolved beyond a reasonable doubt. At closing, the purchase price was satisfied as follows: $12.9 million in cash was paid to Biomol LP, issuance of 352,000 shares of Enzo common stock, at fair market value, to Biomol LP, $1.5 million in cash was paid to an escrow agent for the one-year period following the closing to satisfy any indemnification obligations of the sellers under the Agreement and $550,000 was paid to an escrow agent, for the 60 day period following the closing to satisfy any specified purchase price adjustments. The $550,000 was released by the escrow agent in August 2008. The earn-outs of $2.5 million on each of the next two anniversaries of the acquisition date will be based on attaining certain revenue and EBITDA targets, as defined. Biomol was a privately owned, closely held global manufacturer and marketer of specialty life sciences research products. Effective May 8, 2008, Biomol became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was financed with the Company’s cash and cash equivalents and Enzo common stock. The consolidated financial statements include the results of operations for Biomol from the date of acquisition. Effective February 2, 2009, the names of Biomol International, Inc. and Affinity Limited were changed to Enzo Life Sciences International, Inc. and Enzo Life Sciences (UK) Ltd., respectively.

Results of Operations
Three months ended January 31, 2009 as compared to January 31, 2008

Comparative Financial Data for the Three Months Ended January 31,

(in thousands)

	2009	2008	Increase (Decrease)	% Change

Revenues:
Product sales	$9,497	$6,028	$3,469	58
Royalty and license fee income	1,904	1,498	406	27
Clinical laboratory services	9,515	10,700	(1,185)	(11)

Total revenues	20,916	18,226	2,690	15

Costs and expenses and other (income):
Cost of products	6,591	4,210	2,381	57
Cost of laboratory services	5,989	4,969	1,020	21
Research and development	2,218	2,449	(231)	(9)
Selling, general, and administrative	10,908	9,603	1,305	14
Provision for uncollectible accounts receivable	1,376	964	412	43

Legal expenses	1,288	1,228	60	5
Interest income	(142)	(1,086)	944	(87)
Other income	(118)	(100)	(18)	18
Foreign currency loss	373	—	373	na

Total costs and expenses – net	28,483	22,237	6,246	28

Loss before income taxes	$(7,567)	$(4,011)	$(3,556)	(89)

Consolidated Results:

The “2009 period” and the “2008 period” refer to the three months ended January 31, 2009 and 2008, respectively. The 2009 period includes the three months results of Biomol which was acquired on May 8, 2008.

Product revenues during the 2009 period were $9.5 million compared to $6.0 million in the year ago period, an increase of $3.5 million or 58%, of which acquisition growth represented 48% or $2.9 million, primarily from Biomol, organic growth of 13% or $0.8 million from and a 3% or $0.2 million negative effect from foreign currency.

Royalty and license fee income during the 2009 period was $1.9 million compared to $1.5 million in the 2008 period, an increase of $0.4 million or 27%. Royalties are earned from the reported net sales of Qiagen products subject to a license agreement and from a license agreement with Abbott. During the 2009 period, the Company recognized royalties of approximately $1.2 million from Qiagen, an increase of approximately $0.2 million over the prior year ago period, and royalties and license fees under the Abbott License Agreement of approximately $0.7 million, an increase of approximately $0.2 million over the year ago period. There are no direct expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2009 period were $9.5 million compared to $10.7 million in the 2008 period. The 2009 period’s decrease over the prior year period was $1.2 million or 11%. During the 2009 period the decreased revenues were due to reduced service volume over the 2008 period and a continued shift in revenue mix to lower paying insurance payers.

The cost of product revenues during the 2009 period was $6.6 million compared to $4.2 million in the 2008 period, an increase of $2.4 million or 57%. The increase is primarily due to the impact of Biomol’s cost of product revenues of approximately $2.0 million for the 2009 period. In accordance with purchase accounting rules, the acquired inventory is adjusted to fair value which increased the cost of product revenues by $0.4 million in the 2009 and 2008 periods. We believe that cost of product revenues for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions and foreign currency rates.

The cost of clinical laboratory services during the 2009 period was $6.0 million as compared to $5.0 million in the 2008 period, an increase of $1.0 million or 21%. The Company incurred increased costs primarily relating to reagent costs of $0.3 million, laboratory personnel costs of $0.4 million, outside reference lab costs of $0.2 million, and other related laboratory costs of $0.1 million.

Research and development expenses were approximately $2.2 million during the 2009 period, compared to $2.4 million in the 2008 period, a decrease of $0.2 million or 9%. The decrease was principally attributed to $0.4 million in lower clinical trial and related activities at the Therapeutics segment offset by additional costs of $0.2 million at Enzo Life Sciences related to Biomol.

Selling, general and administrative expenses were approximately $10.9 million during the 2009 period as compared to $9.6 million in the 2008 period, an increase of $1.3 million or 14%. The increase was primarily due to the increases at the Enzo Life Sciences segment of $0.8 million in the 2009 period which included approximately $0.7 million of selling, general and administrative expenses increases related to Biomol operations and $0.1 million in marketing costs in connection with the integration of our brands. The increase from the other segments’ operations of approximately $0.5 million was primarily due to payroll and payroll related costs of $0.2 million, and consulting and professional fees of $0.2 million.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $1.4 million for the 2009 period as compared to $1.0 million in the 2008 period an increase of 43%. The increase of $0.4 million was due to additional bad debts on the Clinical Labs legacy billing system that was replaced by a new comprehensive billing and accounts receivable system effective August 1, 2008 offset by favorable experience for uncollectible accounts on the new billing system. Outstanding receivables will remain on the legacy system until invoices are collected, all collection efforts are exhausted, or the balances are fully reserved and written off in accordance with our critical accounting policy.

Legal expense was $1.3 million during the 2009 period compared to $1.2 million in the 2008 period, an increase of $0.1 million or 5%, due to an increase in legal costs relating to establishing new and realigning existing Life Science global entities of $0.2 million in the current period offset by lower costs relating to patent litigation matters.

Interest income was $0.1 million during the 2009 period as compared to $1.1 million during the 2008 period. The Company earns interest by investing primarily in short term and liquid investments, US government instruments, and money market accounts. The interest income decrease during the 2009 period is attributed to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve. Further, the Company had higher average invested balances during the 2008 period.

The loss on foreign currency was $0.4 million during the 2009 period. During the 2009 period, the Company’s Life Sciences segment incurred a non-cash foreign currency loss of approximately $0.3 million on an intercompany term loan denominated in pounds sterling due to the strengthening of the US dollar.

The Company’s effective tax rate provision for the 2009 period was 1.4% compared to 1.0% during the 2008 period. The tax provisions for the 2009 and 2008 periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

Segment Results

The Life Sciences segment’s income before taxes was $0.1 million for the 2009 and the 2008 period. Product revenues increased by $3.5 million in the 2009 period primarily due to the contribution of product revenues from the fiscal 2008 acquisitions and organic growth. Royalty and license fee income increased $0.4 million from the existing Qiagen agreement and the Abbott License Agreement. The segment’s gross margin of $4.8 million was negatively impacted by $0.4 million representing the fair value adjustment attributed to the sale of inventory acquired from Biomol. The remaining fair value adjustment attributed to inventory acquired from Biomol of $0.4 million will negatively impact gross margins through the fourth quarter of fiscal 2009. Segment operating expenses, including selling, general and administrative, legal and research and development, increased by approximately $1.3 million during the 2009 period primarily due to the inclusion of Biomol’s expenses, including the increase in amortization of intangibles of $0.2 million and $0.2 million in legal costs to establish new and realign existing global entities.

The segment experienced a non-cash foreign currency loss of $0.3 million resulting from an intercompany loan. In aggregate, the inventory fair value adjustment, amortization of intangibles, the one-time legal and marketing costs, and the non-cash foreign currency loss negatively impacted the segment operating results by $1.4 million.

The Clinical Laboratory segment’s loss before taxes was $2.3 million for the 2009 period as compared to income of $0.6 million in the 2008 period. The 2009 period was impacted by a decrease in laboratory service revenues of $1.2 million or 11%. Further, the 2009 period continued to be impacted by competitive pricing throughout the industry which has negatively impacted reimbursement rates for tests and an increase in revenue mix to lower paying insurance providers. The gross profit was negatively impacted by the increase in the cost of laboratory services of $1.0 million as compared to the 2008 period. In the 2009 period, the selling, general and administrative costs increased by approximately $0.2 million primarily due to increases in payroll and payroll related costs of $0.1 million and other operating costs of $0.1 million. The provision for uncollectible accounts receivables increased by $0.4 million. The interest earned in the 2009 period decreased $0.1 million due to declining interest rates.

The Therapeutics segment’s loss before income taxes was approximately $1.0 million for the 2009 period as compared to a loss of $1.4 million for the 2008 period. The decrease in the segment loss of $0.4 million was primarily due to decreases in clinical trial activities of $0.4 million and salaries and related costs of $0.1 million offset by increases in patent related costs of $0.1 million.

The Other segment’s loss before taxes for the 2009 period was approximately $4.4 million, an increase of $1.0 million as compared to $3.4 million in the 2008 period. The Other segment’s 2009 period loss reflects an increase in consulting costs and public relations of $0.2 million and payroll and related costs of $0.1 million, offset by a decrease in legal expenses of $0.2 million due to decreases in patent litigation activity. Interest income declined of $0.9 million due to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve and lower levels of cash available for investment and declining interest rates.

Results of Operations
Six months ended January 31, 2009 as compared to January 31, 2008

Comparative Financial Data for the Six Months Ended January 31,

(in thousands)

	2009	2008	Increase (Decrease)	% Change

Revenues:
Product revenues	$19,474	$11,890	$7,584	64
Royalty and license fee income	4,820	3,816	1,004	26
Clinical laboratory services	17,687	21,965	(4,278)	(19)

Total revenues	41,981	37,671	4,310	11

Costs and expenses and other (income):
Cost of products	13,396	8,644	4,752	55
Cost of laboratory services	11,796	10,100	1,696	17
Research and development	4,220	4,151	69	2
Selling, general, and administrative	20,383	17,007	3,376	20
Provision for uncollectible accounts receivable	3,235	2,124	1,111	52
Legal expenses	2,498	3,677	(1,179)	(32)
Interest income	(552)	(2,546)	1,994	(78)
Other income	(151)	(126)	(25)	20
Foreign currency loss	955	—	955	na

Total costs and expenses - net	55,780	43,031	12,749	30

Loss before income taxes	$(13,799)	$(5,360)	$(8,439)	(157)

Consolidated Results:

The “2009 period” and the “2008 period” refer to the fiscal six months ended January 31, 2009 and 2008, respectively. The 2009 period includes the six months results of Biomol which was acquired on May 8, 2008.

Product revenues during the 2009 period were $19.5 million compared to $11.9 million in the 2008 period, an increase of $7.6 million or 64% of which 50% or $5.9 million is due to acquisition growth, primarily from Biomol, 16% or $1.8 million from organic growth offset by 1% or $0.1 million negative effect from foreign currency.

Royalty and license fee income during the 2009 period was $4.8 million compared to $3.8 million in the 2008 period, an increase of $1.0 million or 26%. Royalties are earned from net sales of Qiagen products subject to a license and from a License Agreement with Abbott. During the 2009 period, the Company recognized royalties of approximately $3.5 million from Qiagen, an increase of approximately $0.6 million over the prior year ago period, and royalties and license fees under the Abbott License Agreement of approximately $1.3 million, an increase of $0.4 million over the year ago period. There are no direct expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2009 period were $17.7 million compared to $22.0 million in the 2008 period, a decrease of $4.3 million or 19%. Revenues were adversely affected by lower service volume during the 2009 period and reduced payer reimbursement experience in the first quarter. This reduced payer reimbursement experience was caused by reduced billings on our legacy billing system, including the investigation of and rebilling of denials during the period, as a result of the realignment of certain billing personnel to implement our new comprehensive billing and accounts receivable system. This new system was effective for all laboratory services performed after August 1, 2008. We anticipate that the new billing and accounts receivable system will enhance our billing and reimbursement process.

The cost of product revenues during the 2009 period was $13.4 million compared to $8.6 million in the 2008 period, an increase of $4.8 million or 55%. The increase is principally due to the inclusion of Biomol’s cost of product revenues of approximately $4.1 million in the 2009 period, which includes the impact of an inventory fair value adjustment of $1.0 million related to sales of inventory acquired from Biomol. The remaining increase was attributed to organic revenue growth.

The cost of clinical laboratory services during the 2009 period was $11.8 million as compared to $10.1 million in the prior period, an increase of $1.7 million or 17%. The Company incurred increased costs primarily relating to reagent costs of $0.3 million, laboratory personnel costs of $0.7 million, and outside testing labs of $0.4, and other related lab costs of $0.3 million.

Research and development expenses were approximately $4.2 million during the 2009 and 2008 periods. Research and development costs increased $0.6 at the Life Sciences segment, principally related to Biomol offset by decreases at the Therapeutic segment by $0.6 million principally due to decreases in clinical trial activities.

Selling, general and administrative expenses were approximately $20.4 million during the 2009 period as compared to $17.0 million in the 2008 period, an increase of $3.4 million or 20%. Life Sciences selling, general and administrative costs increased by $2.0 million over the 2008 period, of which approximately $1.5 million of selling, general and administrative expenses related to Biomol’s operations. The increase in the other segments’ operations of approximately $1.4 million was primarily due to payroll and related personnel costs approximating $0.3 million, consulting and professional fees of $0.5 million and other overhead cost of $0.5 million.

The provision for uncollectible accounts receivable, relating to the Clinical Labs segment was $3.2 million for the 2009 period as compared to $2.1 million in the 2008 period. The increase in the 2009 period was attributed to reduced collection efforts in our billing department relating to the Clinical Labs legacy billing system which was replaced in August 2008. Outstanding receivables will remain on the legacy system until invoices are collected, all collection efforts are exhausted, or the balances are fully reserved and written off in accordance with our critical accounting policy.

Legal expense was $2.5 million during the 2009 period compared to $3.7 million in the 2008 period, a decrease of $1.2 million or 32%, primarily due to a decrease in patent litigation activity in the current period of $1.5 million offset by increases in the Life Science segment of $0.3 million for realignment of existing and establishment of new global operating units and other increases in general legal costs.

Interest income decreased by $2.0 million or 78% to $0.6 million during the 2009 period compared to $2.6 million during the 2008 period. The Company earns interest by investing primarily in short term and liquid investments, US government instruments, and money market accounts. Interest income decreased during the 2009 period due to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve and lower invested balances.

Other income was $0.2 million during the 2009 period versus $0.1 million in the year ago period.

The loss on foreign currency was $1.0 million during the 2009 period. During the 2009 period, the Company’s Life Sciences segment incurred a non-cash foreign currency loss of approximately $0.9 million on an intercompany term loan denominated in pounds sterling due to the strengthening of the US dollar as at January 31, 2009 versus July 31, 2008.

The Company’s effective tax rate (provision) for the 2009 period was (1.8%), compared to a benefit of 1.4% during the 2008 period. The tax (provision) for the 2009 period was based on state and local taxes and book to tax differences for inventory acquired from Biomol and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

The tax benefit for the 2008 period was based on state and local taxes and book to tax differences for acquired inventory, and differed from the expected net operating loss benefit at the U.S. federal statutory rate of 34% primarily due the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carry forward benefit.

Segment Results

The Life Sciences segment’s income before taxes was approximately $1.3 million for the 2009 and 2008 periods. Revenues from product shipments increased by $7.6 million primarily due to the inclusion of products sales of $5.4 million from Biomol in the 2009 period. Royalty and license fee income increased $1.0 million from the existing Qiagen and Abbott licensing and royalty agreements. The segment’s gross margin of $10.9 million, which increased $3.8 over the prior year period, was negatively impacted by $1.0 million representing the fair value adjustment attributed to the sale of inventory acquired from Biomol. Segment operating expenses, including selling, general and administrative, legal and research and development, increased by approximately $2.4 million during the 2009 period due to the inclusion of Biomol’s expenses, increase in amortization of intangibles of $0.3 million and $0.3 million in legal costs to establish new and realign existing global entities and marketing costs of $0.1 million relating to the integration of our brands. The segment experienced a non-cash foreign currency loss of $0.9 million resulting from an intercompany loan. In aggregate, the inventory fair value adjustment, amortization of intangibles, the one-time legal and marketing costs and the non-cash foreign currency loss, negatively impacted the segment operating results by $2.8 million.

The Therapeutics segment’s loss before income taxes was approximately $1.8 million for the 2009 period as compared to a loss of $2.3 million for the 2008 period. The decrease in the loss of $0.5 million was primarily due to decreases in clinical trial activities of $0.6 million offset by a government grant of $0.1 million in 2008.

The Clinical Labs segment’s loss before taxes was $5.7 million for the 2009 period as compared to income before taxes of $2.0 million in the 2008 period. The 2009 results were negatively impacted by lower service volume of $2.1 million and by a $2.2 million charge in the first quarter relating to reduced payer reimbursements. This reduced payer reimbursement experience was caused by reduced billings on our legacy billing system, including the investigation of and rebilling of denials during the period, as a result of the realignment of certain billing personnel to implement our new comprehensive billing and accounts receivable system. The decrease in the 2009 period’s gross margin of $6.0 million was due to decreased laboratory service revenues, lower reimbursement and increased operating costs. Selling, general and administrative increased approximately $0.5 million primarily due to increases in office support salaries and operational costs to maintain the facility. The provision for uncollectible accounts increased by $1.1 million primarily due to an increased provision related to the legacy billing system. The segment earned interest in the 2009 and 2008 periods of $0.1 million.

The Other segment’s loss before taxes for the 2009 period was approximately $7.6 million as compared to $6.4 in the 2008 period. The Other segment’s 2009 period loss is primarily due to increases in professional and consulting fees of $0.4 million, payroll and related costs of $0.2 million and other general and administrative expenses of $0.1 million offset by a decrease in legal expenses of $1.5 million primarily due to a decrease in patent litigation activity in the current period compared to the 2008 period. The decrease in interest income of $1.9 million contributed to the increased segment loss in the 2009 period due to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve and lower levels of cash available for investment.

Liquidity and Capital Resources

At January 31, 2009, the Company had cash and cash equivalents of $8.5 million and short-term investments of $64.4 million, or $72.9 in aggregate as compared to $78.3 at July 31, 2008. Short term investments, include US Government instruments, of $64.5 million. The Company had working capital of $79.3 million at January 31, 2009 compared to $92.4 million at July 31, 2008. The decrease in working capital was the primarily the result of the use of cash to fund the period net loss and capital expenditures.

Net cash used in operating activities for the six months ended January 31, 2009 was approximately $ 4.2 million as compared to $5.7 million for the six months ended January 31, 2008. The decrease in net cash used in operating activities in the 2009 period over the 2008 period of approximately $1.5 million was primarily due to the changes in accounts receivable and accrued liabilities offset by the increase in the 2009 period loss and the effect of non-cash adjustments in the 2009 period over the 2008 period, including the increases in the provision for doubtful accounts of $1.1 million and depreciation and amortization of $0.6 million.

Net cash used in investing activities was approximately $65.8 million as compared to $1.3 million in the year ago period, primarily due to the net increase in short term investments in US Government instruments of $64.4 million.

Net cash provided by financing activities was approximately $0.3 million in the 2009 and the 2008 periods, both attributed primarily to stock options exercise proceeds.

On May 8, 2008, the Company’s wholly-owned subsidiary, Enzo Life Sciences, acquired substantially all of the U.S. based assets of Biomol International, L.P. (“Biomol”) through Enzo Life Sciences’ newly-formed subsidiary, Biomol International, Inc., and all of the outstanding capital stock of Biomol’s two wholly owned United Kingdom subsidiaries through Enzo Life Sciences’ wholly owned subsidiary, Axxora (UK) Ltd. (the “Biomol Acquisition”), for a purchase price of $18 million, comprised of $15 million in cash, subject to downward adjustment based on net asset value on the closing date, and $3 million of unregistered common stock of the Company. In addition, Biomol may be entitled to receive a maximum of $5 million in earn-out payments over the next two years, payable in two installments of $2.5 million on each of the next two anniversaries of the closing date, if certain revenues and EBITDA targets for the acquired business are attained. The earn-out payments, if any, will be payable in a combination of cash and shares of the Company’s common stock, provided no more than 50% of the earn-out payments will be paid in stock. Biomol was a privately owned global manufacturer and marketer of specialty life sciences research products, with consolidated revenues of approximately $11.5 million for its fiscal year ended December 31, 2007. The Biomol Acquisition strengthened the Company’s position as a global provider of life sciences reagents by broadening the Company’s product offerings and manufacturing capabilities.

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

Product revenues

Revenues from product sales are recognized when the products are shipped and title transfers, the sales price is fixed or determinable and collectibility is reasonably assured. The revenue from the non-exclusive distribution agreements are recognized when shipments are made to their respective customers and reported to the Company. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. The Company records such consideration provided to distributors under these non-exclusive distribution agreements as a reduction to product revenues. The Company did not recognize any revenue from these distributors during the 2009 and 2008 periods. During the three and six months ended January 31, 2009 and 2008, one customer in the Life Science segment represented $2.2 million and $4.3 million and $0.8 million and $1.8 million of total product revenues, respectively. As of January 31, 2009, the accounts receivable from this customer were $0.6 million.

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

The following are tables of the Clinical Labs segment’s net revenues and percentages by revenue category for the three and six months ended January 31, 2009 and 2008:

Clinical Labs net revenues

Net revenues

	Three months ended January 31, 2009		Three months ended January 31, 2008

	(In thousands)	(in %)	(In thousands)	(in %)

Revenue category
Medicare	$2,300	25	$1,809	17
Third-party payer	4,686	49	6,586	62
Patient self-pay	1,558	16	1,307	12
HMO’s	971	10	998	9

Total	$9,515	100%	$10,700	100%

Net revenues

	Six months ended January 31, 2009		Six months ended January 31, 2008

	(In thousands)	(in %)	(In thousands)	(in %)

Revenue category
Medicare	$4,601	26	$3,954	18
Third-party payer	8,565	48	13,093	60
Patient self-pay	2,785	16	2,823	13
HMO’s	1,736	10	2,095	9

Total	$17,687	100%	$21,965	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 25% and 23% of the Clinical Labs services net revenues for the three months ended January 31, 2009 and 2008 respectively and 26% and 24% for the six months ended January 31, 2009 and 2008 respectively.

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

During the three and six months ended January 31, 2009 and 2008, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 77.1% and 77.4%, and 81.0% and 80.8%, respectively, of gross billings. During the six months ended January 31, 2009 changes to the Company’s standard fee schedule, partially offset by a $2.2 million contractual adjustment (which increased the six months loss before income taxes and net loss by $2.2 million or $0.06 per basic and fully diluted share) due to reduced payer reimbursements, resulted in a decrease in the contractual adjustment percentage for the three and six months ended January 31, 2009. The Company believes the negative impact on revenues from the decline in reimbursement rates or the shift to managed care, other primary third party payers, or similar arrangements may be offset by the positive impact of the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $763,000, and $1,142,000 for the six months ended January 31, 2009 and 2008, respectively, and a change in the net accounts receivable of approximately $185,000 as of January 31, 2009.

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

The following is a table of the Company’s net accounts receivable by segment. The clinical laboratory segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At January 31, 2009 and July 31, 2008, approximately 47% and 58%, respectively, of the Company’s net accounts receivable relates to its clinical laboratory business, which operates in the New York Metropolitan and New Jersey Metropolitan areas.

The Life Sciences segment’s accounts receivable, of which $1.7 million or 29% and $3.3 million or 51% represents foreign receivables as of January 31, 2009 and July 31, 2008 respectively, includes royalty receivables of $1.8 million and $2.1 million, as of January 31, 2009 and July 31, 2008, respectively, of which approximately $1.2 million and $1.5 million, respectively is from Qiagen Corporation. (Note 12).

Net accounts receivable

	As of January 31, 2009		As of July 31, 2008

Billing category	(In 000’s)	(in %)	(In 000’s)	(in %)

Clinical Labs
Medicare	$755	15	$1,600	18
Third party payers	2,539	49	4,610	52
Patient self-pay	1,533	30	2,144	24
HMO’s	332	6	537	6

Total clinical labs	$5,159	100%	$8,891	100%

Total life sciences	5,894		6,457

Total accounts receivable	$11,053		$15,348

          Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	January 31, 2009	July 31, 2008

Beginning balance	$886	$1,404
Provision for doubtful accounts	3,235	3,716
Write-offs, net	(608)	(4,234)

Ending balance	$3,513	$886

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the three and six months ended January 31, 2009 and 2008, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the allowance estimates, which involves judgment. The Company believes that the collectibility of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the correct information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. During the three and six month periods ended January 31, 2009 versus 2008, our bad debt expense and related allowance for doubtful accounts increased by $0.4 million and $1.1 million, respectively, as a result of the impact of reduced collection efforts employed by our billing department due to the realignment of efforts to implementation and utilization of the Company’s new billing system. This realignment of personnel is not expected to materially impact future periods. The Company is presently managing two systems until the legacy system collection efforts are deemed completed. Further, the Company believes the current economic condition has impacted collections.

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

As of January 31, 2009	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$15,483	65%	$2,309	40%	$7,069	74%	$2,641	54%	$3,464	97%
31-60 days	1,852	8%	328	6%	803	8%	696	14%	25	1%
61-90 days	1,191	5%	227	4%	473	5%	465	9%	26	1%
91-120 days	699	3%	228	4%	287	3%	173	4%	11	0%
121-150 days	754	3%	142	2%	266	3%	331	7%	15	0%
Greater than 150 days*	3,798	16%	2,570	44%	597	6%	592	12%	39	1%

Totals	$23,777	100%	$5,804	100%	$9,495	100%	$4,898	100%	$3,580	100%

As of July 31, 2008	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$15,879	56%	$3,278	44%	$7,019	62%	$1,654	29%	$3,928	94%
31-60 days	4,038	14%	725	10%	2,196	19%	960	17%	157	4%
61-90 days	1,836	6%	468	6%	636	6%	682	12%	50	1%
91-120 days	1,460	5%	291	4%	534	5%	614	11%	21	1%
121-150 days	1,074	4%	192	3%	548	5%	323	6%	11	0%
Greater than 150 days**	4,300	15%	2,412	33%	380	3%	1,506	25%	2	0%

Totals	$28,587	100%	$7,366	100%	$11,313	100%	$5,739	100%	$4,169	100%

*	Total includes $2,364 fully reserved over 210 days as of January 31, 2009.

**	Total includes $2,796 fully reserved over 210 days as of July 31, 2008.

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

Inventory

The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At January 31, 2009 and July 31, 2008, our reserve for excess and obsolete inventory was $787,000 and $637,000, respectively.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not anticipate the adoption of SFAS 162 will have a material impact on its results of operations, cash flows or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operations, cash flows or financial condition.

In December 2007, the FASB issued Statement No. 141 (revised 2007),”Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS 141R also establishes disclosure requirements that will require disclosure of the nature and financial effects of the business combination. SFAS 141R will impact business combinations for the Company that may be completed on or after August 1, 2009. While there is no expected impact to our Consolidated Financial Statements on the accounting for acquisitions completed prior to July 31, 2009, the adoption of SFAS 141R on August 1, 2009 could materially change the accounting for business combinations consummated subsequent to that date and for tax matters relating to prior acquisitions settled subsequent to July 31, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated results of operations or financial condition as we have not elected to apply the provisions to our financial instruments or other eligible items that are not required to be measured at fair value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments in short-term instruments, which could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools. There have been no material changes with respect to market risk previously disclosed in our Annual Report on Form 10-K for our 2008 fiscal year.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at January 31, 2009, our assets and liabilities would increase or decrease by $1.9 million and $0.5 million, respectively, and our net sales and net (loss) or earnings would increase or decrease by $1.6 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at January 31, 2009, our pre-tax earnings would be favorably or unfavorably impacted by approximately $0.4 million, on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid short term money market funds and short term investments in US Government agency discount notes with high credit ratings. Changes in interest rates may affect the investment income we earn on money market funds and short term investments and therefore affect our cash flows and results of operations. As of January 31, 2009, we were exposed to interest rate change market risk with respect to our money market accounts and short term investments totaling $67.1 million. The money market accounts and short-term investments yield or bear interest rates ranging from 0% to 1.38%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the money market funds and short-term investments by approximately $0.7 million on an annual basis.

As of January 31, 2009, we did not maintain any fixed or variable interest rate financing.

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

(a) The Annual Meeting of Shareholders was held on January 22, 2009.

(b) The following matters were voted upon and the results were as follows:

(1) Elazar Rabbani was nominated by management and elected by the shareholders to serve as a Class III Director until the 2012 Annual Meeting of Shareholders or until his respective successor is elected and qualified. The shareholders voted 33,233,330 shares in the affirmative and withheld 1,740,598 shares.

(2) The shareholders voted 34,188,382 shares in the affirmative with respect to the ratification of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending July 31, 2009, 719,548 shares against and 65,997 shares abstained.

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

ENZO BIOCHEM, INC.

(Registrant)

Date: March 12, 2009	by:	/s/ Barry Weiner

Chief Financial Officer and Principal Accounting Officer