Form 10-Q
period 2009-04-30
ENZO BIOCHEM INC
filed 2009-09-04
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 45 of Regulation S-T (§232.405 of that chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

As of September 1, 2009 the Registrant had approximately 37,854,000 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
April 30, 2009

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30, 2009 (unaudited)	July 31, 2008 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$7,554	$78,322
Short term investments	47,704	—
Accounts receivable, net of allowances	12,358	15,348
Inventories	10,458	9,514
Prepaid expenses	1,973	2,496

Total current assets	80,047	105,680

Property, plant, and equipment, net	11,012	9,053
Goodwill	26,253	21,321
Intangible assets, net	19,817	17,656
Other	456	812

Total assets	$137,585	$154,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$2,952	$4,299
Accrued liabilities	9,066	7,370
Other current liabilities	3,610	1,161
Deferred taxes	233	458

Total current liabilities	15,861	13,288

Deferred revenue	154	512
Deferred taxes	1,975	2,433
Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 38,362,440 at April 30, 2009 and 38,007,581 at July 31, 2008	384	380
Additional paid-in capital	306,298	303,811
Less treasury stock at cost: 877,704 shares at April 30, 2009 and 777,719 shares at July 31, 2008	(12,457)	(11,331)
Accumulated deficit	(174,442)	(156,157)
Accumulated other comprehensive (loss) income	(188)	1,586

Total stockholders’ equity	119,595	138,289

Total liabilities and stockholders’ equity	$137,585	$154,522

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2009	2008	2009	2008

Revenues:
Product revenues	$10,479	$6,995	$29,952	$18,885
Royalty and license fee income	1,963	1,642	6,783	5,458
Clinical laboratory services	10,619	10,312	28,306	32,276

	23,061	18,949	65,041	56,619

Costs and expenses and other loss (income):
Cost of product revenues	6,812	4,434	20,208	13,078
Cost of clinical laboratory services	6,157	5,178	17,953	15,278
Research and development expense	2,425	1,999	6,645	6,150
Selling, general, and administrative expense	10,412	8,343	30,795	25,350
Provision for uncollectible accounts receivable	715	927	3,949	3,050
Legal expense	859	782	3,356	4,458
Interest income	(17)	(712)	(569)	(3,257)
Other loss (income)	43	(62)	(108)	(188)
Foreign currency (gain) loss	(119)	—	837	—

	27,287	20,889	83,066	63,919

Loss before income taxes	(4,226)	(1,940)	(18,025)	(7,300)
Provision for income taxes	(16)	(168)	(260)	(94)

Net loss	$(4,242)	$(2,108)	$(18,285)	$(7,394)

Net loss per common share:
Basic	$(0.11)	$(0.06)	$(0.49)	$(0.20)

Diluted	$(0.11)	$(0.06)	$(0.49)	$(0.20)

Weighted average common shares outstanding:
Basic	37,484	36,834	37,423	36,771

Diluted	37,484	36,834	37,423	36,771

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
Nine months ended April 30, 2009
(UNAUDITED)
(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive Loss

Balance at July 31, 2008	38,007,581	777,719	$380	$303,811	$(11,331)	$(156,157)	$1,586	$138,289

Net loss for the period ended April 30, 2009	—	—	—	—	—	(18,285)	—	(18,285)	$(18,285)
Purchase of treasury stock	—	99,985	—		(1,126)	—	—	(1,126)	—
Exercise of stock options	251,162	—	3	1,471	—	—	—	1,474	—
Vesting of restricted stock	103,697	—	1	—	—	—	—	1	—
Stock based compensation charges	—	—	—	1,016	—	—	—	1,016	—
Foreign currency translation adjustments	—	—	—	—	—	—	(1,774)	(1,774)	(1,774)

Comprehensive loss									$(20,059)

Balance at April 30, 2009	38,362,440	877,704	$384	$306,298	$(12,457)	$(174,442)	$(188)	$119,595

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended April 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(18,285)	$(7,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,533	1,025
Amortization of intangible assets	818	362
Provision for uncollectible accounts receivable	3,949	3,050
Write off and/or reserve taken for obsolete inventory	175	154
Deferred income tax benefit	(237)	(370)
Share based compensation charges	1,016	1,152
Deferred revenue recognized	(358)	(338)
Foreign currency loss on intercompany loan	813	—
Accrual for 401(k) employer match	582	481
Other	—	3

Changes in operating assets and liabilities:
Accounts receivable	(2)	(2,822)
Inventories	1,649	463
Prepaid expenses	721	268
Accounts payable – trade	(1,836)	(344)
Accrued liabilities	883	(2,627)
Other current liabilities	(158)	(48)

Total adjustments	9,548	409

Net cash used in operating activities	(8,737)	(6,985)

Cash flows from investing activities:
Purchases of short term investments	(273,956)	—
Maturities of short term investments	226,253	—
Capital expenditures	(2,156)	(1,596)
Increase in cash surrender value	—	(47)
Decrease (increase) in security deposits and other assets	368	(169)
Acquisition, including costs paid	(12,738)	(280)

Net cash used in investing activities	(62,229)	(2,092)

Cash flows from financing activities:
Issuance costs from the issuance of common stock	—	(12)
Proceeds from the exercise of stock options	348	395

Net cash provided by financing activities	348	383

Effect of exchange rate changes on cash and cash equivalents	(150)	48

Decrease in cash and cash equivalents	(70,768)	(8,646)
Cash and cash equivalents - beginning of period	78,322	105,149

Cash and cash equivalents - end of period	$7,554	$96,503

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009
and for the three and nine month periods ended
April 30, 2009 and 2008
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Clinical Labs, Enzo Life Sciences, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. On March 12, 2009, Enzo Life Sciences, Inc. (“Enzo Life Sciences”), a wholly-owned subsidiary of the Company, acquired substantially all assets and assumed certain liabilities of Assay Designs, Inc., through its wholly-owned subsidiary Enzo Life Sciences Acquisition, Inc. (see Note 3). The consolidated balance sheet as of April 30, 2009, consolidated statement of stockholders’ equity and comprehensive loss and consolidated statement of cash flows for the nine months ended April 30, 2009, and the consolidated statements of operations for the three and nine months ended April 30, 2009 and 2008 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2008 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2009.

As more fully described in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company identified certain immaterial errors which were effectively corrected in the fiscal 2009 first and second quarters which related to contractual adjustments and allowance for doubtful accounts. These errors were assessed individually and in the aggregate as being immaterial to the current and prior periods.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

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

Note 2 – Short-term Investments

At April 30, 2009 the Company’s short-term investments, whose fair value approximates cost, are in U.S. Government Treasury bills, which are purchased at discounts with remaining maturities of under ninety days.

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

At April 30, 2009, the Company’s short-term investments are classified as Level 1 assets.

Note 3 – Acquisitions

Assay Designs, Inc.

On March 12, 2009, Enzo Life Sciences, Inc. and Enzo Life Sciences Acquisition, Inc., a newly formed wholly owned subsidiary of Enzo Life Sciences, Inc. (“Acquisition Sub”), entered into an asset purchase agreement (“Purchase Agreement”) dated as of March 12, 2009 with Assay Designs, Inc. (“Assay Designs”). Assay Designs, a privately owned company with annual sales of approximately $11 million, was engaged in researching, developing, manufacturing, distributing, marketing and selling specialty immunological and biochemical protein detection kits, assays, reagents, antibodies, recombinant proteins and related products and providing related services for use in the biotechnology, pharmaceutical and life sciences research industries (“Business”). Under the terms of the Purchase Agreement, Acquisition Sub purchased from Assay Designs substantially all of its assets, including trade accounts receivable, inventory, fixed assets, and intellectual property, used in or related to the Business and assumed certain of Assay Designs’ liabilities, including trade accounts payable, capital lease obligations and certain other current liabilities.

The execution of the Purchase Agreement and the closing of the transaction occurred simultaneously on March 12, 2009. The purchase price consisted of $12,228,000 in cash, exclusive of acquisition costs of approximately $540,000, and is subject to an upward or downward post-closing purchase price adjustment based on Assay Designs’ working capital as of the closing date, $100,000 of which will be held in escrow for approximately 60-90 days to secure the payment of any downward post-closing purchase price adjustment and $750,000 of which will be held in escrow for 12 months to secure the payment of any indemnification obligations of Assay Designs under the Purchase Agreement. Subsequent to the acquisition date, the Company paid $270,000 in additional purchase price in connection with the working capital adjustment and released the $100,000 escrow amount. The Company expects the cost of the acquisition to be increased when the integration plan to consolidate a facility and the involuntary termination of certain employees is finalized and the cost is determinable. The Assay Design Acquisition strengthens the Company’s position as a global provider of life sciences reagents by broadening our product offerings and manufacturing capabilities.

The acquisition was funded with the Company’s cash. Effective March 12, 2009, Assay Designs became a wholly-owned subsidiary of Enzo Life Sciences. The consolidated financial statements include the results of operations for Assay Designs from the date of acquisition.

The following table presents the preliminary estimated fair values of the assets acquired and liabilities assumed (in thousands) as of April 30, 2009:

Current assets	$4,572
Property and equipment	1,437
Other assets	12
Intangible assets	3,917
Goodwill	3,587

Total assets acquired	13,525

Less:
Current liabilities	787

Total liabilities assumed	787

Net assets acquired	$12,738

The preliminary purchase price allocation is based on management’s estimate of acquired tangible and intangible assets and will be adjusted based on the final valuation to be completed within one year from the acquisition date. The excess of the total purchase price over the fair value of the net assets acquired, including the estimated fair value of the identifiable intangible assets, has been allocated to goodwill.

Biomol International, L.P.

On May 8, 2008, Enzo Life Sciences, Inc. acquired substantially all of the U.S. based assets and certain liabilities of Biomol International, LP (“Biomol LP”) through a newly formed US subsidiary Biomol International, Inc. and all of the stock of Biomol’s wholly-owned United Kingdom subsidiary, Affinity Limited, through Axxora UK, a wholly-owned subsidiary of Enzo Life Sciences, collectively referred to as “Biomol” for approximately $18.1 million in cash and stock, subject to adjustment, exclusive of acquisition costs of approximately $800,000 and two contingent earn-out payments accounted for as additional purchase consideration if and when the contingencies are resolved beyond a reasonable doubt. At closing, the purchase price was satisfied as follows: $12.9 million in cash was paid to Biomol LP, issuance of 352,000 shares of Enzo common stock, at fair market value, to Biomol LP, $1.5 million in cash was paid to an escrow agent for the one-year period following the closing to satisfy any indemnification obligations of the sellers under the Agreement and $550,000 was paid to an escrow agent, for the 60 day period following the closing to satisfy any specified purchase price adjustments. The $550,000 was released by the escrow agent in August 2008. The earn-outs of $2.5 million on each of the next two anniversaries of the acquisition date will be based on attaining certain revenue and EBITDA targets, as defined. The Agreement provides for the delivery of the earn-out statement within 75 days of the respective anniversary dates. Biomol was a privately owned, closely held global manufacturer and marketer of specialty life sciences research products. Effective May 8, 2008, Biomol became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was financed with the Company’s cash and cash equivalents and Enzo common stock. The consolidated financial statements include the results of operations for Biomol from the date of acquisition. Effective February 2, 2009, the names of Biomol International, Inc. and Affinity Limited were changed to Enzo Life Sciences International, Inc. and Enzo Life Sciences (UK) Ltd., respectively.

As of April 30, 2009, the conditions for the first annual earn-out of $2.5 million were met. The Company recorded $2.5 million of additional goodwill and other current liabilities in the accompanying balance sheet. Subsequent to April 30, 2009, the Company issued 202,196 shares of Enzo common stock at fair value and paid $1.5 million in cash to satisfy the $2.5 million earn-out liability.

The following table presents the estimated fair values of the assets acquired and liabilities assumed (in thousands) as of April 30, 2009:

Current assets	$5,167
Property and equipment	694
Other assets	18
Intangible assets	8,035
Goodwill	9,159

Total assets acquired	23,073

Less:
Current liabilities	1,100
Deferred tax liabilities	609

Total liabilities assumed	1,709

Net assets acquired	$21,364

The preliminary purchase price allocation is based on a valuation of acquired tangible and intangible assets and will be adjusted based on the final valuation to be completed within one year from the acquisition date. The Company determined the estimated fair value of the identifiable intangible assets based on various factors including: cost, discounted cash flow and relief from royalty approaches in determining the purchase price allocation. The excess of the total purchase price over the fair value of the net assets acquired, including the estimated fair value of the identifiable intangible assets, has been allocated to goodwill.

For financial reporting purposes, useful lives for the intangibles acquired in the Biomol and other acquisitions have been assigned as follows:

Customer relationships	8-15 years
Trademarks	Indefinite
Other intangibles	4-5 years

The following unaudited pro forma financial information presents the combined results of operations of the Company and acquisitions completed in fiscal 2009 and 2008. The pro forma information for fiscal 2008 is as if the acquisitions had occurred as of August 1, 2007. Pro forma information for the fiscal 2009 acquisition represents results of operations for the comparable periods included in fiscal 2009. The pro forma financial information reflects appropriate adjustments primarily for amortization of intangible assets and interest expense. The pro forma financial information presented is not necessarily indicative of either the actual consolidated operating results had the acquisitions been completed at the beginning of each period or future operating results of the consolidated entities.

	Three months ended April 30,		Nine months ended April 30,
In thousands (except per share amounts)	2009	2008	2009	2008

Net revenues	$24,444	$25,158	$73,079	$73,758
Net loss	(4,258)	(1,886)	(18,752)	(6,839)
Net loss per common share – basic and diluted	$(0.11)	$(0.05)	$(0.50)	$(0.19)

Note 4 – Net loss per share

The Company applies SFAS No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 establishes standards for computing and presenting earnings per share. Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method in accordance with SFAS 128. Diluted weighted average shares outstanding for the three and nine months ended April 30, 2009 and 2008 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of “in the money” stock options, net of shares repurchased with the option exercise proceeds and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

	Three months ended April 30,		Nine months ended April 30,
(In thousands)	2009	2008	2009	2008

Potential net shares, issued from exercise of “in the money” employee and director stock options and restricted stock awards, excluded from diluted net loss per share calculation	—	142	39	259

The following table summarizes the number of “out of the money” options excluded from the computation of diluted net loss per share because the effect of their potential exercise is anti-dilutive.

	Three months ended April 30,		Nine months ended April 30,
(In thousands)	2009	2008	2009	2008

“Out of the money” employee and director stock options	1,785	1,485	1,743	1,739

Note 5 – Share-based compensation

The Company records compensation expense associated with stock options and restricted stock in accordance with SFAS No. 123(R), “Share-Based Payment.” The Company adopted the modified prospective application method provided for under SFAS 123(R) and consequently did not retroactively adjust results from prior periods. Under this transition method, compensation cost associated with stock options and awards recognized during the three and nine months ended April 30, 2009 and 2008 includes: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of July 31, 2005 (based on grant-date fair value), and (b) compensation cost for all stock-based payments granted on or after August 1, 2005 (based on the grant-date fair value).

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
In thousands	2009	2008	2009	2008

Cost of product revenues	$—	$7	$3	$13
Research and development	2	35	30	76
Selling, general and administrative	299	367	983	1,063

	$301	$409	$1,016	$1,152

No excess tax benefits were recognized during the three or nine month periods ended April 30, 2009 and 2008.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the nine month period ended April 30, 2009 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at August 1, 2008	2,275,415	$13.13	$5,700,000

Exercised	(251,162)	$5.87
Cancelled	(238,401)	$18.57

Outstanding and exercisable at end of period	1,785,852	$13.51	$—

As of April 30, 2009, there was no unrecognized compensation cost related to unvested stock option-based compensation.

During the nine months ended April 30, 2009 and 2008, the Company received cash proceeds of approximately $348,000 and $395,000, respectively, from the exercise of 44,586 and 35,639 stock options, respectively. The aggregate intrinsic value of stock options exercised during the nine months ended April 30, 2009 and 2008, including the non-cash transactions (Note 6) was approximately $1.4 million and $0.7 million, respectively.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the nine months ended April 30, 2009 is as follows:

	Awards	Weighted Average Award Price

Unvested at August 1, 2008	220,240	$12.34
Awarded	283,801	$4.04
Vested	(103,697)	$12.41
Forfeited	(5,575)	$10.13

Unvested at end of period	394,769	$6.39

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of April 30, 2009, there was approximately $2.1 million of total unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of two and a half years.

The total number of shares available for grant as stock options or award as restricted stock is approximately 548,000 as of April 30, 2009.

Note 6 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company’s consolidated statements of cash flows is as follows (In thousands):

	Nine months ended April 30,
	2009	2008

Taxes paid – net	$181	$204

During the nine months ended April 30, 2009, certain officers of the Company exercised 206,576 stock options in a non-cash transaction. The officers surrendered 99,985 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $1.1 million, the market value of the surrendered shares, as treasury stock.

During the nine months ended April 30, 2008, certain officers and a director of the Company exercised 220,158 stock options in non-cash transactions. The individuals surrendered 181,263 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $2.4 million, the market value of the surrendered shares, as treasury stock.

Note 7 – Comprehensive loss

During the three months ended April 30, 2009 and 2008, total comprehensive loss was approximately $4.0 million and $1.9 million, respectively. During the nine months ended April 30, 2009 and 2008, total comprehensive loss was approximately $20.1 million and $6.9 million, respectively.

At April 30, 2009 and July 31, 2008, the accumulated other comprehensive (loss) income relates to foreign currency translation adjustments.

Note 8- Inventories

At April 30, 2009 and July 31, 2008 inventories, net of reserves of $804,000 and $637,000, respectively, consist of:

In 000’s	April 30, 2009	July 31, 2008

Raw materials	$957	$341
Work in process	1,773	899
Finished products	7,728	8,274

	$10,458	$9,514

Note 9 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows (in thousands):

	Enzo Life Sciences	Enzo Clinical Labs	Total

Balance August 1, 2008	$13,869	$7,452	$21,321
Goodwill arising from Assay Designs acquisition (Note 3)	3,587	—	3,587
Goodwill arising from Biomol acquisition (Note 3)	2,500	—	2,500
Adjustment for acquired tax liability settlement – (Note 11)	(184)	—	(184)
Other	(31)	—	(31)
Foreign currency translation	(940)	—	(940)

Balance April 30, 2009	$18,801	$7,452	$26,253

Intangible assets, all of which are included in the Life Sciences segment, consist of the following (in thousands):

	April 30, 2009			July 31, 2008

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(9,992)	$1,035	$11,027	$(9,929)	$1,098
Customer relationships	9,854	(834)	9,020	8,314	(392)	7,922
Non-compete and employment agreements	459	(232)	227	481	(126)	355
Website and acquired content	936	(248)	688	984	(117)	867
Licensed technology and other	566	(76)	490	737	(29)	708
Indefinitely-lived intangible assets:
Trademarks	8,357	—	8,357	6,706	—	6,706

Total	$31,199	$(11,382)	$19,817	$28,249	$(10,593)	$17,656

At April 30, 2009, the weighted average useful life of finite-lived intangible assets was approximately ten and a half years.

Note 10 – Accrued Liabilities and Other Current Liabilities

At April 30, 2009 and July 31, 2008, accrued liabilities consist of:

In 000’s	April 30, 2009	July 31, 2008

Legal	$1,390	$1,702
Payroll, benefits, and commissions	3,381	1,989
Research and development	665	1,200
Professional fees	1,454	584
Outside reference lab testing	287	46
Other	1,889	1,849

	$9,066	$7,370

At April 30, 2009 and July 31, 2008, other current liabilities consist of:

In 000’s	April 30, 2009	July 31, 2008

Biomol earn-out	$2,500	$—
Deferred revenue	861	1,089
Other	249	72

	$3,610	$1,161

Note 11 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate provision for the three months ended April 30, 2009 was 0.4% compared to 8.6% during the three months ended April 30, 2008. The tax provision for both periods was based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory.

The Company’s effective tax rate provision for the nine months ended April 30, 2009 was 1.4% compared to 1.3% during the nine months ended April 30, 2008. The tax provision for both periods was based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory.

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

The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions, and several foreign jurisdictions. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2006 through 2008. In connection with a business combination, the Company recorded as of May 31, 2007 approximately $300,000 for an uncertain tax position, including accrued interest of $39,000, with respect to a deemed dividend. During the nine months ended April 30, 2009, the Company reduced this liability by approximately $184,000 as a result of the expiration of the statute of limitations. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense.

Note 12 – Royalty and licensing income

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the “Agreement”). Digene Corporation was acquired by QIAGEN. The license agreement with the Company was assigned to QIAGEN Gaithersburg Inc. (“Qiagen”). The Agreement provides for the Company to receive quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent in April 2018. During the three months ended April 30, 2009 and 2008, the Company recorded royalties from the Agreement of approximately $1.3 million and $1.0 million, respectively, and during the nine months ended April 30, 2009 and 2008 recorded approximately $4.8 million and $3.9 million, respectively.

During the three months ended April 30, 2009 and 2008, the Company recorded approximately $0.7 million and $0.6 million, respectively; and during the nine months ended April 30, 2009 and 2008 recorded approximately $2.0 million and $1.5 million, respectively, in royalties and license fee income under a licensing agreement with Abbott Molecular, Inc. (“Abbott”) entered into in fiscal 2007.

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

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2009

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$10,479	$—	$—	$—	$10,479
Royalty and license fee income	1,963	—	—	—	1,963
Clinical laboratory services	—	—	10,619	—	10,619

	12,442	—	10,619	—	23,061
Costs and expenses and other (income):
Cost of product revenues	6,812	—		—	6,812
Cost of clinical laboratory services	—	—	6,157	—	6,157
Research and development	1,572	853	—	—	2,425
Provision for uncollectible accounts receivable	—	—	715	—	715
Selling, general, and administrative and legal	3,909	—	4,167	3,195	11,271
Interest income			—	(17)	(17)
Other (income)	54	—	(11)	—	43
Foreign exchange (gain)	(119)	—	—	—	(119)

Income (loss) before income taxes	$214	$(853)	$(409)	$(3,178)	$(4,226)

Depreciation and amortization included above	$548	$13	$230	$38	$829

Share-based compensation included in above:
Cost of product revenues	$—	$—	$—	$—	$—
Research and development	—	2	—	—	2
Selling, general and administrative and legal	22	8	26	243	299

Total	$22	$10	$26	$243	$301

Capital expenditures	$504	$1	$79	$14	$598

Three months ended April 30, 2008

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$6,995	$—	$—	$—	$6,995
Royalty and license fee income	1,642	—	—	—	1,642
Clinical laboratory services	—	—	10,312	—	10,312

	8,637	—	10,312	—	18,949

Costs and expenses and other (income):
Cost of product revenues	4,434	—	—	—	4,434
Cost of clinical laboratory services	—	—	5,178	—	5,178
Research and development	776	1,223	—	—	1,999
Provision for uncollectible accounts receivable	—	—	927	—	927
Selling, general, and administrative and legal	2,404	—	3,864	2,857	9,125
Interest income	—	—	(53)	(659)	(712)
Other income	(62)	—	—	—	(62)

Income (loss) before income taxes	$1,085	$(1,223)	$396	$(2,198)	$(1,940)

Depreciation and amortization included above	$222	$10	$206	$39	$477

Share-based compensation included in above:
Cost of product revenues	$2	$—	$5	$—	$7
Research and development	10	25	—	—	35
Selling, general and administrative and legal	36	—	65	266	367

Total	$48	$25	$70	$266	$409

Capital expenditures	$201	$—	$364	$12	$577

Nine months ended April 30, 2009

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$29,952	$—	$—	$—	$29,952
Royalty and license fee income	6,783	—	—	—	6,783
Clinical laboratory services	—	—	28,306	—	28,306

	36,735	—	28,306	—	65,041
Costs and expenses and other (income):
Cost of product revenues	20,208	—	—	—	20,208
Cost of clinical laboratory services	—	—	17,953	—	17,953
Research and development	4,006	2,639		—	6,645
Provision for uncollectible accounts receivable	—	—	3,949	—	3,949
Selling, general, and administrative and legal	10,286	—	12,561	11,304	34,151
Interest income	—	—	(57)	(512)	(569)
Other income	(76)	—	(32)	—	(108)
Foreign exchange loss	837	—	—	—	837

Income (loss) before income taxes	$1,474	$(2,639)	$(6,068)	$(10,792)	$(18,025)

Depreciation and amortization included above	$1,503	$36	$714	$98	$2,351

Share-based compensation included in above:
Cost of product revenues	$—	$—	$3	$—	$3
Research and development	13	17	—	—	30
Selling, general and administrative and legal	86	24	120	753	983

Total	$99	$41	$123	$753	$1,016

Capital expenditures	$1,073	$78	$973	$32	$2,156

Nine months ended April 30, 2008

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$18,885	$—	$—	$—	$18,885
Royalty and license fee income	5,458	—	—	—	5,458
Clinical laboratory services	—	—	32,276	—	32,276

	24,343	—	32,276	—	56,619

Costs and expenses and other (income):
Cost of product revenues	13,078	—	—	—	13,078
Cost of clinical laboratory services	—	—	15,278	—	15,278
Research and development	2,573	3,577	—	—	6,150
Provision for uncollectible accounts receivable	—	—	3,050	—	3,050
Selling, general, and administrative and legal	6,458	—	11,707	11,643	29,808
Interest income	—	—	(196)	(3,061)	(3,257)
Other income	(88)	(100)	—	—	(188)

Income (loss) before income taxes	$2,322	$(3,477)	$2,437	$(8,582)	$(7,300)

Depreciation and amortization included above	$622	$25	$624	$116	$1,387

Share-based compensation included in above:
Cost of product revenues	$8	$—	$5	$—	$13
Research and development	39	37	—	—	76
Selling, general and administrative and legal	96	—	183	784	1,063

Total	$143	37	$188	$784	$1,152

Capital expenditures	$860	$64	$627	$45	$1,596

Note 14 - Contingencies

1. Shahram K. Rabbani ("Mr. Rabbani"), the Secretary and Treasurer and a member of the board of directors of the Company and the former President of Enzo Clinical Labs, Inc., in connection with the termination of his employment, submitted on April 30, 2009 a demand for arbitration and related statement of claim to the American Arbitration Association. The statement of claim names the Company, Dr. Elazar Rabbani, the Chairman of the Board and Chief Executive Officer of the Company, and Barry W. Weiner, the President and Chief Financial Officer and a member of the board of directors of the Company, as respondents and alleges, among other things, claims relating to the termination of Mr. Rabbani's employment as President of Clinical Labs.

The statement of claim purports to allege claims for breach of contract against the Company, unlawful retaliation under the Sarbanes-Oxley’s whistleblower statute (the “Claims”) against the Company, Dr. Rabbani and Mr. Weiner, and tortious interference with contract against Dr. Rabbani and Mr. Weiner. Mr. Rabbani seeks damages of no less than $10 million including attorneys' fees and costs. The Company believes the Claims are without merit and intends to defend vigorously against them.

Subsequent to April 30, 2009, the Company conducted a review, as directed by a special committee of the Board of Directors, relating to the aforementioned Claims pertaining to Enzo Clinical Labs. The review concluded that the purported Claims were unsubstantiated. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2. In January 2006, the Company was named along with certain of its officers and directors among others, in several complaints titled Francis Scott Hunt, et al. v. Enzo Biochem Inc., et al., Index No. 06-CV-00170 (SAS) and Ken Roberts v. Enzo Biochem, Inc. et al., Index No. 06-CV-00213 (SAS), and Paul Lewicki v. Enzo Biochem Inc., et al., Index No. 06-CV-06347 (SAS) based only upon a claim for common law fraud. These three consolidated actions were all filed in the United States District Court for the Southern District of New York (“the Court”). The actions seek damages in excess of $8 million and are all based on allegations of a fraudulent scheme to pump and dump Enzo securities as was initially set forth in a previous action (filed by the same attorney) which was dismissed by the Eastern District of Virginia and such dismissal was thereafter affirmed by the Fourth Circuit Court of Appeals and is now final since the U.S. Supreme Court denied a petition for certiorari. The Company and the other defendants likewise moved to dismiss all of the Complaints in these actions and that motion was granted by the Court. As a result, some of the Plaintiffs were no longer able to pursue their claims or choose not to pursue them further. Other Plaintiffs amended their Complaints and the Company and the other defendants moved once again to dismiss those Amended Complaints. The Court granted in part and denied in part those motions. The remaining Plaintiffs then conducted discovery, and following the completion of discovery, the Company and other defendants moved for summary judgment dismissal of the Amended Complaints. The Court recently granted the defendants’ motion and dismissed all the Amended Complaints. Several of the Plaintiffs then filed a notice of appeal to the Second Circuit Court of Appeals. The Company believes that the Court’s decision was correct and that these actions have no merit, and intends to continue to defend these actions vigorously.

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

Recent Events

In connection with the statement of claims purporting an alleged breach of contract and unlawful retaliation under the Sarbanes-Oxley’s whistleblower statute by the Company, as discussed in Note 14, the Company conducted a review which concluded that the purported Claims were unsubstantiated.

The accounting aspect of the review, which included an analysis of the operating results of Enzo Clinical Labs covered the period August 1, 2005 through April 30, 2009, identified immaterial errors in the calculation of contractual allowances and the allowance for bad debts which would have increased the net loss in fiscal 2008, 2007 and 2006 by $0.4 million, $0.5 million and $0.5 million, respectively and a cumulative effect of $1.5 million for periods prior to August 1, 2005. This aggregate correction of $2.9 million for the aforementioned periods was recorded in and increased the reported net loss for the nine months ended April 30, 2009 as discussed below. The net effect of the errors on contractual allowances and net revenues in fiscal 2008, 2007 and 2006 would have increased (decreased) net revenues by $0.3 million, $(0.5) million and $(0.5) million respectively. These errors involved contractual allowance computational errors that affected the calculated expected reimbursement rate for a majority of payers and credits issued which were not accrued for timely. In addition, an error was identified which resulted in a $0.6 million increase in the allowance for bad debts in fiscal 2008. We assessed the impact that the above errors had on the Company’s previously reported financial position and results of operations, during each of the respective fiscal years and for the nine months ended April 30, 2009 and the projected results for fiscal 2009 and concluded that the errors were immaterial, individually and in the aggregate to the current and prior periods.

The effect of the aforementioned immaterial errors were effectively corrected in the fiscal 2009 first and second quarters as a result of the increased contractual adjustment and the increased provision for uncollectible accounts receivable recorded in those fiscal 2009 periods related to the Enzo Clinical Labs legacy billing system. The aforementioned corrections were related to transactions processed and accounted for under the legacy billing and system that was replaced in August 2008.

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

Enzo Life Sciences is a company that manufactures, develops and markets functional biology and cellular biochemistry products and tools to research and pharmaceutical customers world-wide and has amassed a large patent and technology portfolio. The company’s sources of revenue have been from the direct sales of products consisting of labeling and detection reagents for the genomics and sequencing markets, as well as through non-exclusive distribution agreements with other companies, and royalty and licensing fee income. The pioneering platforms developed by Enzo Life Sciences enable the development of a wide range of products in the research products marketplace.

The division is internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 12,000 innovative high quality research reagents in the primary key research areas of epigenetics, live cell analysis, protein degradation pathways and metabolism. The division is an established source for a comprehensive panel of products to scientific experts in the fields of Antibiotics, Autophagy, Cancer, Cell Cycle, Cell Death, Cell Signaling, Cell trafficking, Genomics/Molecular Biology, Immunology, Inflammation, Lipid Signaling, Neurobiology, Protein Degradation, ROS/RNS and Stress/Heat Shock.

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

Enzo Clinical Labs is a regional clinical laboratory to the greater New York and New Jersey medical community. The Company believes having clinical diagnostic services allows us to capitalize firsthand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive diagnostics. We offer a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, or search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of 30 patient service centers throughout greater New York and New Jersey, a stand alone “stat” or rapid response laboratory in New York City, and a full-service phlebotomy department. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients.

Recent Developments

Assay Designs, Inc.

On March 12, 2009, Enzo Life Sciences, Inc. and Enzo Life Sciences Acquisition, Inc., a wholly owned subsidiary of Enzo Life Sciences, Inc. (“Acquisition Sub”), entered into an asset purchase agreement (“Purchase Agreement”) dated as of March 12, 2009 with Assay Designs, Inc. (“Assay Designs”). Assay Designs, a privately owned company with annual sales of approximately $11 million, was engaged in researching, developing, manufacturing, distributing, marketing and selling specialty immunological and biochemical protein detection kits, assays, reagents, antibodies, recombinant proteins and related products and providing related services for use in the biotechnology, pharmaceutical and life sciences research industries (“Business”). Under the terms of the Purchase Agreement, Acquisition Sub purchased from Assay Designs substantially all of its assets, including trade accounts receivable, inventory, fixed assets, intellectual property and goodwill, used in or related to the Business and assumed certain of Assay Designs’ liabilities, including trade accounts payable, capital lease obligations and certain other accrued and other current liabilities.

The execution of the Purchase Agreement and the closing of the transaction occurred simultaneously on March 12, 2009. The purchase price consisted of $12,228,000 in cash exclusive of acquisition costs of approximately $540,000, subject to an upward or downward post-closing purchase price adjustment based on Assay Designs’ working capital as of the closing date, $100,000 of which will be held in escrow for approximately 60-90 days to secure the payment of any downward post-closing purchase price adjustment and $750,000 of which will be held in escrow for 12 months to secure the payment of any indemnification obligations of Assay Designs under the Purchase Agreement. Subsequent to the acquisition date, the Company paid $270,000 in additional purchase price in connection with the working capital adjustment and released the $100,000 escrow amount. The Company expects the cost of the acquisition to be increased when the integration plan to consolidate a facility and the involuntary termination of certain employees is finalized and the cost is determinable. The Assay Designs acquisition strengthens the Company’s position as a global provider of life sciences reagents by broadening our product offerings and manufacturing capabilities. Effective March 12, 2009, Assay Designs became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was funded with the Company’s cash. The consolidated financial statements include the results of operations for Assay Designs from the date of acquisition.

Biomol International L.P.

On May 8, 2008, Enzo Life Sciences, Inc. acquired substantially all of the U.S. based assets and certain liabilities of Biomol International, LP (“Biomol LP”) through a newly formed US subsidiary Biomol International, Inc. and all of the stock of Biomol’s wholly-owned United Kingdom subsidiary, Affinity Limited, through Axxora UK, a wholly-owned subsidiary of Enzo Life Sciences, collectively referred to as “Biomol” for approximately $18.1 million in cash and stock, subject to adjustment, exclusive of acquisition costs of approximately $800,000 and two contingent earn-out payments which will be accounted for as additional purchase consideration over the next two years if and when the contingencies are resolved beyond a reasonable doubt.

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

The earn-outs of $2.5 million on each of the next two anniversaries of the acquisition date will be based on attaining certain revenue and EBITDA targets, as defined. As of April 30, 2009, the conditions for the first annual earn-out of $2.5 million were met. The Company recorded $2.5 million of additional goodwill and other current liabilities in the accompanying balance sheet. Subsequent to April 30, 2009, the Company issued 202,196 shares of Enzo common stock at fair value and paid $1.5 million in cash to satisfy the $2.5 million earn-out liability.

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

Results of Operations
Three months ended April 30, 2009 as compared to April 30, 2008

Comparative Financial Data for the Three Months Ended April 30,

(in thousands)

	2009	2008	Increase (Decrease)	% Change

Revenues:
Product revenues	$10,479	$6,995	$3,484	50
Royalty and license fee income	1,963	1,642	321	20
Clinical laboratory services	10,619	10,312	307	3

Total revenues	23,061	18,949	4,112	22

Costs and expenses and other (income):
Cost of product revenues	6,812	4,434	2,378	54
Cost of laboratory services	6,157	5,178	979	19
Research and development	2,425	1,999	426	21
Selling, general, and administrative	10,412	8,343	2,069	25
Provision for uncollectible accounts receivable	715	927	(212)	(23)
Legal expenses	859	782	77	10
Interest income	(17)	(712)	695	(98)
Other loss (income)	43	(62)	105	(170)
Foreign currency (gain)	(119)	—	(119)	na

Total costs and expenses – net	27,287	20,889	6,398	31

Loss before income taxes	$(4,226)	$(1,940)	$(2,286)

Consolidated Results:

The “2009 period” and the “2008 period” refer to the three months ended April 30, 2009 and 2008, respectively. The 2009 period includes the three months results of Biomol which was acquired on May 8, 2008 and the results of Assay Designs from the date of acquisition, March 12, 2009.

Product revenues during the 2009 period were $10.5 million compared to $7.0 million in the 2008 period, an increase of $3.5 million or 50%. Acquisition growth represented $4.1 million or a 59% increase over product revenues in the 2008 period, primarily from Biomol and Assay Designs, offset by $0.5 million or 7% negative effect from foreign currency and a $0.1 million or 2% decline from existing companies.

Royalty and license fee income during the 2009 period was $2.0 million compared to $1.7 million in the 2008 period, an increase of $0.3 million or 20%. Royalties are primarily earned from the reported net sales of Qiagen products subject to a license agreement and from a license agreement with Abbott. During the 2009 period, the Company recognized royalties of approximately $1.3 million from Qiagen, an increase of approximately $0.3 million over the 2008 period, and royalties and license fees under the Abbott License Agreement of approximately $0.7 million, comparable to the 2008 period. There are no direct expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2009 period were $10.6 million compared to $10.3 million in the 2008 period. The 2009 period’s increase over the 2008 period was $0.3 million or 3%. During the 2009 period the increased revenues were due to higher service volume over the 2008 period.

The cost of product revenues during the 2009 period was $6.8 million compared to $4.4 million in the 2008 period, an increase of $2.4 million or 54%. The increase is primarily due to the impact of Biomol’s and Assay Designs cost of product revenues of approximately $3.2 million for the 2009 period. In accordance with purchase accounting rules, the acquired inventory is adjusted to fair value which increased the cost of product revenues by $0.9 million and $0.3 million in the 2009 and 2008 periods, respectively. We believe that cost of product revenues for future periods will be affected by, among other things, the integration of acquired businesses in addition to sales volumes, competitive conditions and foreign currency rates.

The cost of clinical laboratory services during the 2009 period was $6.2 million as compared to $5.2 million in the 2008 period, an increase of $1.0 million or 19%. The Company incurred increased costs primarily relating to reagent costs and supplies of $0.4 million, laboratory personnel costs of $0.4 million, outside reference lab costs of $0.1 million, and other related laboratory costs of $0.1 million. Laboratory personnel costs increased primarily due to additional headcounts in phlebotomists to expand patient collection sites and other personnel to manage expanded internal operations.

Research and development expenses were approximately $2.4 million during the 2009 period, compared to $2.0 million in the 2008 period, an increase of $0.4 million or 21%. The increase was principally attributed to higher costs of $0.7 million at Enzo Life Sciences related to Biomol and Assay Designs offset by $0.3 million in lower clinical trial and related activities at the Therapeutics segment.

Selling, general and administrative expenses were approximately $10.4 million during the 2009 period as compared to $8.3 million in the 2008 period, an increase of $2.1 million or 25%. The increase was primarily due to the net increase at the Enzo Life Sciences segment of $1.5 million in the 2009 period which included approximately $1.5 million of selling, general and administrative expenses related to Biomol and Assay Designs operations. The increase from the other segments’ operations of approximately $0.4 million was primarily due to consulting and professional fees, other operating costs, and information technology costs.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $0.7 million for the 2009 period as compared to $0.9 million in the 2008 period, a decrease of $0.2 million or 23%. The decline was due to the improved collections experience attributable to the Clinical Lab’s new billing system.

Legal expense was $0.9 million during the 2009 period compared to $0.8 million in the 2008 period, an increase of $0.1 million or 10%, due to the timing of services provided relating to patent litigation matters.

Interest income was $0.02 million during the 2009 period as compared to $0.7 million during the 2008 period. The interest income decrease during the 2009 period is attributed to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve. Further, the Company had higher average invested balances during the 2008 period. The Company earns interest by investing primarily in short term and liquid US government instruments, and money market accounts.

The gain on foreign currency was $0.1 million during the 2009 period, due to the slight strengthening of foreign currencies relative to the US dollar during the period and the positive impact that had on settled transactions during the period and on an intercompany term loan denominated in pounds sterling.

The Company’s effective income tax rate for the 2009 period was 0.4% compared to 8.6% during the 2008 period. The tax provisions for the 2009 and 2008 periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

Segment Results

The Life Sciences segment’s income before taxes was $0.2 million for the 2009 period and $1.1 million for the 2008 period. Product revenues increased by $3.5 million in the 2009 period primarily due to the contribution of product revenues from the fiscal 2008 and 2009 acquisitions. Royalty and license fee income increased $0.3 million from the existing Qiagen agreement and the Abbott license agreement. The segment’s gross margin of $5.6 million was negatively impacted by $0.9 million representing the fair value adjustment attributed to the sale of inventory acquired from Assay Designs and Biomol. The remaining fair value adjustment attributed to inventory acquired from Assay Designs and Biomol of $0.8 million will negatively impact gross margins through the first half of fiscal 2010. Segment operating expenses, including selling, general and administrative, legal and research and development, increased by approximately $2.3 million during the 2009 period primarily due to the inclusion of Biomol’s and Assay Designs expenses, which includes the increase in amortization of intangibles of $0.2 million. The segment experienced a non-cash foreign currency gain of $0.1 million during the 2009 period resulting from the impact that slightly strengthening foreign currencies had on settled transactions and on an intercompany loan denominated in pounds sterling. In aggregate, the inventory fair value adjustment and amortization of intangibles negatively impacted the segment operating results in the 2009 period by $1.1 million as compared to $0.4 million in the 2008 period.

The Clinical Laboratory segment’s loss before taxes was $0.4 million for the 2009 period as compared to income of $0.4 million in the 2008 period. The revenue from laboratory services increased in the 2009 period by $0.3 million due to increased service volume. The gross profit was negatively impacted by the increase in the cost of laboratory services of $1.0 million as compared to the 2008 period. In the 2009 period, the selling, general and administrative costs increased by approximately $0.3 million primarily due to increases in payroll and payroll related costs of $0.2 million and other operating costs of $0.1 million. The provision for uncollectible accounts receivables decreased by $0.2 million. The interest earned in the 2009 period decreased $0.1 million due to declining interest rates.

The Therapeutics segment’s loss before income taxes was approximately $0.9 million for the 2009 period as compared to a loss of $1.2 million for the 2008 period. The decrease in the segment loss of $0.3 million was primarily due to decreases in clinical trial activities of $0.3 million and salaries and related costs of $0.1 million offset by increases in patent related costs of $0.1 million.

The Other segment’s loss before taxes for the 2009 period was approximately $3.2 million, an increase of $1.0 million as compared to $2.2 million in the 2008 period. The Other segment’s 2009 period loss reflects an increase in consulting costs and public relations of $0.2 million and increases in legal expenses of $0.1 million due to the timing of services provided relating to patent litigation activity. Interest income declined $0.6 million due to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve and lower levels of cash available for investment and declining interest rates. The Company earns interest by investing primarily in short term and liquid US government instruments, and money market accounts.

Results of Operations
Nine months ended April 30, 2009 as compared to April 30, 2008

Comparative Financial Data for the Nine Months Ended April 30,

(in thousands)

	2009	2008	Increase (Decrease)	% Change

Product revenues	$29,952	$18,885	$11,067	59
Royalty and license fee income	6,783	5,458	1,325	24
Clinical laboratory services	28,306	32,276	(3,970)	(12)

Total revenues	65,041	56,619	8,422	15

Costs and expenses and other (income):
Cost of product revenues	20,208	13,078	7,130	55
Cost of laboratory services	17,953	15,278	2,675	18
Research and development	6,645	6,150	495	8
Selling, general, and administrative	30,795	25,350	5,445	21
Provision for uncollectible accounts receivable	3,949	3,050	899	29
Legal expenses	3,356	4,458	(1,102)	(25)
Interest income	(569)	(3,257)	2,688	(83)
Other income	(108)	(188)	80	(43)
Foreign currency loss	837	—	837	na

Total costs and expenses - net	83,066	63,919	19,147	30

Loss before income taxes	$(18,025)	$(7,300)	$(10,725)

Consolidated Results:

The “2009 period” and the “2008 period” refer to the fiscal nine months ended April 30, 2009 and 2008, respectively. The 2009 period includes the nine months results of Biomol which was acquired on May 8, 2008 and the results of Assay Designs from the date of acquisition, March 12, 2009.

Product revenues during the 2009 period were $30.0 million compared to $18.9 million in the 2008 period, an increase of $11.1 million or 59%. Acquisition growth represented $9.5 million or a 50% increase over product revenues in the 2008 period, primarily from Biomol and Assay Designs, $2.2 million or 12% was from organic growth, offset by $0.6 million or 3% negative effect from foreign currency.

Royalty and license fee income during the 2009 period was $6.8 million compared to $5.5 million in the 2008 period, an increase of $1.3 million or 24%. Royalties are primarily earned from net sales of Qiagen products subject to a license and from a License Agreement with Abbott. During the 2009 period, the Company recognized royalties of approximately $4.8 million from Qiagen, an increase of approximately $0.9 million over the 2008 period, and royalties and license fees under the Abbott License Agreement of approximately $2.0 million, an increase of $0.4 million over the 2008 period. There are no direct expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2009 period were $28.3 million compared to $32.3 million, in the 2008 period, a decrease of $4.0 million or 12%. Revenues were adversely affected by lower service volume during the 2009 period and contractual adjustments of $2.3 million, of which $2.2 million was corrected in the first quarter, as identified in the aforementioned accounting review completed subsequent to April 30, 2009. As discussed previously, contractual allowance computational errors, deemed to be immaterial, were noted that affected the calculated expected reimbursement rate in fiscal 2008, 2007 and 2006 and for periods prior to August 1, 2005 for the majority of payers and credits issued which were not accrued for timely. The reduced service volume was partially impacted by reduced billings on our legacy billing system in fiscal 2009, including the investigation of and rebilling of denials during the period, as a result of the realignment of certain billing personnel to implement our new comprehensive billing and accounts receivable system. This new system was effective for all laboratory services performed after August 1, 2008. We believe that the new billing and accounts receivable system enhances our billing and collection process.

The cost of product revenues during the 2009 period was $20.2 million compared to $13.1 million in the 2008 period, an increase of $7.1 million or 55%. The increase is principally due to the inclusion of Biomol and Assay Designs cost of product revenues of approximately $7.3 million in the 2009 period, which includes the impact of an inventory fair value adjustment of $1.8 million related to sales of inventory acquired from Biomol and Assay Designs, in accordance with purchase accounting rules.

The cost of clinical laboratory services during the 2009 period was $18.0 million as compared to $15.3 million in the prior period, an increase of $2.7 million or 18%. The Company incurred increased costs primarily relating to reagent and supplies costs of $0.7 million, laboratory personnel costs of $1.1 million, and outside testing labs of $0.5 million, and other related lab costs of $0.4 million. Laboratory personnel costs increases resulted from additional headcounts in phlebotomists to expand patient collection sites and other personnel to manage expanded internal operations.

Research and development expenses were approximately $6.6 million during the 2009 period compared to $6.1 million in the 2008 period an increase of $0.5 million or 8%. Research and development costs increased $1.4 million at the Life Sciences segment, principally related to the inclusion of Biomol and Assay Designs, offset by a decrease at the Therapeutic segment of $0.9 million due to a decrease in clinical trial activities.

Selling, general and administrative expenses were approximately $30.8 million during the 2009 period as compared to $25.4 million in the 2008 period, an increase of $5.5 million or 21%. Life Sciences selling, general and administrative costs increased by $3.8 million over the 2008 period, of which approximately $3.0 million related to the inclusion of Biomol and Assays Designs. The increase in the Company’s other segments’ selling, general and administrative expenses of approximately $1.9 million was primarily due to payroll and related personnel costs approximating $0.1 million, consulting and professional fees of $0.8 million, other overhead cost of $0.7 million and information technology costs of $0.1 million.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment, was $3.9 million for the 2009 period as compared to $3.0 million in the 2008 period. The increase in the 2009 period of $0.9 million or 29% was attributed to 1) increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system and 2) the correction of the aforementioned $0.6 million immaterial error in the allowance for doubtful accounts determined during the completion of the accounting review subsequent to April 30, 2009 relating to 2008. These increases were offset by improved experience with the new billing system. Outstanding receivables will remain on the legacy system until invoices are collected, all collection efforts are exhausted, or the balances are fully reserved and written off in accordance with our critical accounting policy.

Legal expense was $3.4 million during the 2009 period compared to $4.5 million in the 2008 period, a decrease of $1.1 million or 25%, primarily due to a decrease in patent litigation activity in the current period of $1.4 million offset by increases in the Life Science segment of $0.3 million for realignment of existing and establishment of new global operating units and other increases in general legal costs.

Interest income decreased by $2.7 million or 83% to $0.6 million during the 2009 period compared to $3.3 million during the 2008 period. Interest income decreased during the 2009 period due to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve and lower invested balances. The Company earns interest by investing primarily in short term and liquid U.S. government instruments, and money market accounts.

Other income was $0.1 million during the 2009 period versus $0.2 million in the year ago period.

The loss on foreign currency was $0.8 million during the 2009 period. During the 2009 period, the Company’s Life Sciences segment incurred a non-cash foreign currency loss of approximately $0.8 million on an intercompany term loan denominated in pounds sterling due to the strengthening of the US dollar as at April 30, 2009 versus July 31, 2008.

The Company’s effective income tax rate for the 2009 period was 1.4%, compared to 1.3% during the 2008 period. The tax provision for both periods was based on state and local taxes and book to tax differences for inventory acquired from Biomol and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

Segment Results

The Life Sciences segment’s income before taxes was approximately $1.5 million for the 2009 period and $2.3 million for the 2008 period. Revenues from product shipments increased by $11.1 million primarily due to the inclusion of products sales of $9.5 million from Biomol and Assay Designs in the 2009 period. Royalty and license fee income increased $1.3 million primarily from the existing Qiagen and Abbott licensing and royalty agreements. The segment’s gross margin of $16.5 million increased $5.3 over the prior year period, after being negatively impacted by $1.8 million representing the fair value adjustment attributed to the sale of inventory acquired from Biomol and Assay Designs. Segment operating expenses, including selling, general and administrative, legal and research and development, increased by approximately $5.3 million during the 2009 period primarily due to the inclusion of Biomol and Assay Designs expenses, which includes the increase in amortization of intangibles of $0.4 million, $0.3 million in legal costs to establish new and realign existing global entities, and marketing costs of $0.2 million relating to the integration of our brands. The segment experienced a non-cash foreign currency loss of $0.8 million resulting from an intercompany loan denominated in pounds sterling. In aggregate, the inventory fair value adjustment, amortization of intangibles, the one-time legal and marketing costs and the non-cash foreign currency loss, negatively impacted the segment operating results by $3.7 million.

The Clinical Labs segment’s loss before taxes was $6.1 million for the 2009 period as compared to income before taxes of $2.4 million in the 2008 period. The 2009 results were negatively impacted by lower service volume of $4.0 million partially due to a charge of $2.3 million relating to contractual adjustments discussed above, The decrease in the 2009 period’s gross margin of $6.6 million was due to the decreased laboratory service revenues and reduced payer reimbursement previously discussed, and increased cost of laboratory services. Selling, general and administrative increased approximately $0.8 million primarily due to increases in office support salaries and operational costs to maintain the facility. The provision for uncollectible accounts increased by $0.9 million primarily due to an increased provision related to the legacy billing system and the correction of the previously noted $0.6 million in the allowance for doubtful accounts related to fiscal 2008. The segment earned interest in the 2009 period of $0.1 million and $0.2 million in the 2008 period.

The Therapeutics segment’s loss before income taxes was approximately $2.6 million for the 2009 period as compared to a loss of $3.5 million for the 2008 period. The decrease in the loss of $0.9 million was primarily due to a decrease in clinical trial activities of $1.0 million offset by a non-recurring government grant of $0.1 million which was recognized in the 2008 period.

The Other segment’s loss before taxes for the 2009 period was approximately $10.8 million compared to $8.6 million in the 2008 period, an increase of $2.2 million. Selling, general, and administrative and legal declined by $0.3 million as the result of a $1.3 million decrease in legal expenses due to decreased patent litigation activity, partially offset by increases in professional and consulting fees of $0.7 million, and payroll and related costs of $0.2 million. The decline in selling, general, and administrative and legal expense was offset by the decrease in interest income of $2.5 million due to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve and lower levels of cash available for investment.

Liquidity and Capital Resources

At April 30, 2009, the Company had cash and cash equivalents of $7.6 million and short-term investments of $47.7 million, or $55.3 in aggregate as compared to $78.3 at July 31, 2008. Short term investments are in US Government instruments. The Company had working capital of $64.2 million at April 30, 2009 compared to $92.4 million at July 31, 2008. The decrease in working capital was primarily the result of the use of cash to acquire Assay Designs, fund capital expenditures, the period net loss, and the $2.5 million liability relating to the Biomol acquisition earn-out.

Net cash used in operating activities for the nine months ended April 30, 2009 was approximately $8.7 million as compared to $7.0 million for the nine months ended April 30, 2008. The increase in net cash used in operating activities in the 2009 period over the 2008 period of approximately $1.8 million was primarily due to the increase in the period loss and by the effect of non-cash adjustments in the 2009 period over the 2008 period aggregating $2.8 million and the change in operating assets and liabilities of $6.4 million from 2008 to 2009.

Net cash used in investing activities was approximately $62.2 million as compared to $2.1 million in the year ago period, primarily due to the net increase in short term investments in US Government instruments of $47.7 million and the use of cash to acquire Assay Designs of $12.7 million.

Net cash provided by financing activities was approximately $0.3 million in the 2009 and the 2008 periods, attributed primarily to stock options exercise proceeds.

Assay Designs, Inc.

On March 12, 2009, Enzo Life Sciences, Inc. acquired substantially all of the assets and assumed certain liabilities of Assay Designs, Inc. (“Assay Designs”), for approximately $12.2 million in cash, subject to adjustment, exclusive of acquisitions cost of approximately $0.5 million. The acquisition was funded with the Company’s cash. Assay Designs was a privately owned, closely held manufacture and marketer of specialty lice sciences research products. Effective March 12, 2009 Assay Designs became a wholly owned subsidiary of Enzo Life Sciences. The consolidated financial statements include the results of operations for Assay Designs from the date of acquisition.

Biomol International L.P.

On May 8, 2008, the Company’s wholly-owned subsidiary, Enzo Life Sciences, acquired substantially all of the U.S. based assets of Biomol International, L.P. (“Biomol”) through Enzo Life Sciences’ newly-formed subsidiary, Biomol International, Inc., and all of the outstanding capital stock of Biomol’s two wholly owned United Kingdom subsidiaries through Enzo Life Sciences’ wholly owned subsidiary, Axxora (UK) Ltd. (the “Biomol Acquisition”), for a purchase price of $18 million, comprised of $15 million in cash, subject to downward adjustment based on net asset value on the closing date, and $3 million of unregistered common stock of the Company. In addition, Biomol may be entitled to receive a maximum of $5 million in earn-out payments over the next two years, payable in two installments of $2.5 million on each of the next two anniversaries of the closing date, if certain revenues and EBITDA targets for the acquired business are attained. The earn-out payments, if any, will be payable in a combination of cash and shares of the Company’s common stock, provided no more than 50% of the earn-out payments will be paid in stock. As of April 30, 2009, the conditions for the first annual earn-out of $2.5 million were met. The Company recorded $2.5 million of additional goodwill and other current liabilities in the accompanying balance sheet. Subsequent to April 30, 2009, the Company issued 202,196 shares of Enzo common stock at fair value and paid $1.5 million in cash to satisfy the $2.5 million earn-out liability.

The Company believes that its current cash position is sufficient for its foreseeable liquidity and capital resource needs over the next 12 months, although there can be no assurance that future events will not alter such view.

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2008, except for an increase in future minimum lease obligations aggregating $2 million over the next 4 years in connection with the acquisition of Assay Designs on March 12, 2009.

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

Product revenues

Revenues from product sales are recognized when the products are shipped and title transfers, the sales price is fixed or determinable and collectibility is reasonably assured. The revenue from the non-exclusive distribution agreements are recognized when shipments are made to their respective customers and reported to the Company. The Company has certain non-exclusive distribution agreements, which provide for consideration to be paid to the distributors for the manufacture of certain products. The Company records such consideration provided to distributors under these non-exclusive distribution agreements as a reduction to product revenues. The Company did not recognize any revenue from these distributors during the 2009 and 2008 periods. During the three and nine months ended April 30, 2009 and 2008, one customer in the Life Science segment represented $1.2 million and $5.6 million and $0.7 million and $2.5 million of total product revenues, respectively. As of April 30, 2009, there were no accounts receivable from this customer.

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

The following are tables of the Clinical Labs segment’s net revenues and percentages by revenue category for the three and nine months ended April 30, 2009 and 2008:

Clinical Labs net revenues

	Three months ended April 30, 2009		Three months ended April 30, 2008

	(In thousands)	(in %)	(In thousands)	(in %)

Revenue category
Medicare	$2,137	20	$2,733	26
Third-party payer	5,445	51	5,095	50
Patient self-pay	1,759	17	924	9
HMO’s	1,278	12	1,560	15

Total	$10,619	100%	$10,312	100%

	Nine months ended April 30, 2009		Nine months ended April 30, 2008

	(In thousands)	(in %)	(In thousands)	(in %)

Revenue category
Medicare	$6,738	24	$6,687	21
Third-party payer	14,010	49	18,229	57
Patient self-pay	4,544	16	3,747	12
HMO’s	3,014	11	3,613	10

Total	$28,306	100%	$32,276	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 25% and 31% of the Clinical Labs net revenues for the three months ended April 30, 2009 and 2008, respectively and 25% and 26% for the nine months ended April 30, 2009 and 2008, respectively.

Contractual Adjustment

The Company’s estimate of contractual adjustment is based on significant assumptions and judgments, such as its interpretation of payer reimbursement policies, and bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. Gross billings are based on a standard fee schedule we set for all third party payers, including Medicare, HMO’s and managed care. The Company adjusts the contractual adjustment estimate quarterly, based on its evaluation of current and historical settlement experience with payers, industry reimbursement trends, and other relevant factors. The other relevant factors that affect our contractual adjustment include the monthly and quarterly review of: 1) current gross billings and receivables and reimbursement by payer, 2) current changes in third party arrangements, 3) the growth of in-network provider arrangements and managed care plans specific to our Company.

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

The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and other government healthcare programs continue to shift to managed care. These trends may negatively affect our revenues per test.

During the three and nine months ended April 30, 2009 and 2008, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 83.0% and 79.9%, and 82.1% and 81.2%, respectively, of gross billings. During the nine months ended April 30, 2009 changes to the Company’s standard fee schedule offset by a $2.3 million increase in contractual adjustments, which include adjustments to correct immaterial computational errors on the expected collection percentages affecting the periods August 1, 2005 through July 31, 2008 and periods prior to August 1, 2005 and credits not recorded timely, as previously discussed, (which increased the nine months loss before income taxes and net loss by $2.9 million or $0.08 per basic and fully diluted share), resulted in a decrease in the contractual adjustment percentage for the nine months ended April 30, 2009. The Company believes the negative impact on revenues from the decline in reimbursement rates or the shift to managed care, other primary third party payers, or similar arrangements may be offset by the positive impact of the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $1,389,000, and $1,030,000 for the nine months ended April 30, 2009 and 2008, respectively, and a change in the net accounts receivable of approximately $258,000 as of April 30, 2009.

Our clinical laboratory financial billing system records gross billings using a standard fee schedule for all payers and does not record contractual adjustment by payer at the time of billing. Adjustments to our standard fee schedule will impact the contractual adjustment recorded. Therefore, we are unable to quantify the effect of contractual adjustment recorded during the current period that relates to revenue recorded in a previous period. However, we can reasonably estimate our contractual adjustment to revenue on a timely basis based on our quarterly review process, which includes:

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

The following is a table of the Company’s net accounts receivable by segment. The clinical laboratory segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At April 30, 2009 and July 31, 2008, approximately 43% and 58%, respectively, of the Company’s net accounts receivable relates to its clinical laboratory business, which operates in the New York Metropolitan and New Jersey Metropolitan areas.

The Life Sciences segment’s accounts receivable, of which $2.0 million or 29% and $3.3 million or 51% represents foreign receivables as of April 30, 2009 and July 31, 2008 respectively, includes royalty receivables of $1.8 million and $2.1 million, as of April 30, 2009 and July 31, 2008, respectively, of which approximately $1.3 million and $1.5 million, respectively is from Qiagen Corporation (Note 12).

Net accounts receivable

	As of April 30, 2009		As of July 31, 2008

Billing category	(In 000’s)	(in %)	(In 000’s)	(in %)

Clinical Labs
Medicare	$215	4	$1,600	18
Third party payers	3,879	72	4,610	52
Patient self-pay	1,151	22	2,144	24
HMO’s	106	2	537	6

Total clinical labs	$5,351	100%	$8,891	100%

Total life sciences	7,007		6,457

Total accounts receivable	$12,358		$15,348

Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	April 30, 2009	July 31, 2008

Beginning balance	$886	$1,404
Provision for doubtful accounts	3,949	3,716
Write-offs, net	(757)	(4,234)

Ending balance	$4,078	$886

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the three and nine months ended April 30, 2009 and 2008, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. During the nine month period ended April 30, 2009 versus 2008, our bad debt expense and related allowance for doubtful accounts increased by $0.9 million, as a result of the impact of 1) increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system and 2) the correction of the aforementioned $0.6 million immaterial error in the allowance for doubtful accounts determined during the completion of the accounting review subsequent to April 30, 2009 relating to fiscal 2008. The Company is presently managing two systems until the legacy system collection efforts are deemed completed. Billing for laboratory services is complicated because of many factors, especially: the differences between our standard gross fee schedule for all payers and the reimbursement rates of the various payers we deal with, disparity of coverage and information requirements among the various payers, and disputes with payers as to which party is responsible for reimbursement.

Billing for laboratory services is complicated because of many factors, especially: the differences between our standard gross fee schedule for all payers and the reimbursement rates of the various payers we deal with, disparity of coverage and information requirements among the various payers, and disputes with payers as to which party is responsible for reimbursement.

The following tables indicate the Clinical Labs aged gross receivables by payer group (in thousands), which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, 3) other revenue adjustments. The amounts as of April 30, 2009 are from the Company’s new billing system, and the amounts as of July 31, 2008 are from the Company’s legacy billing system. The fully reserved amount as of April 30, 2009 is for billings from the new system only. As of April 30, 2009, all uncollected receivables from the legacy billing system have been fully reserved.

As of April 30, 2009	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$18,109	71%	$3,099	71%	$9,798	79%	$1,873	36%	$3,339	93%
31-60 days	3,418	13%	463	11%	1,728	14%	1,062	20%	165	5%
61-90 days	2,946	11%	170	4%	489	4%	2,229	42%	58	2%
91-120 days	410	2%	153	4%	178	1%	72	1%	7	—%
121-150 days	212	1%	148	3%	56	—%	—	—%	8	—%
Greater than 150 days*	456	2%	311	7%	126	1%	15	—%	4	—%

Totals	$25,551	100%	$4,344	100%	$12,375	100%	$5,251	100%	$3,581	100%

As of July 31, 2008	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$15,879	56%	$3,278	44%	$7,019	62%	$1,654	29%	$3,928	94%
31-60 days	4,038	14%	725	10%	2,196	19%	960	17%	157	4%
61-90 days	1,836	6%	468	6%	636	6%	682	12%	50	1%
91-120 days	1,460	5%	291	4%	534	5%	614	11%	21	1%
121-150 days	1,074	4%	192	3%	548	5%	323	6%	11	—%
Greater than 150 days**	4,300	15%	2,412	33%	380	3%	1,506	25%	2	—%

Totals	$28,587	100%	$7,366	100%	$11,313	100%	$5,739	100%	$4,169	100%

*	Total includes $119 fully reserved over 210 days as of April 30, 2009.

**	Total includes $2,796 fully reserved over 210 days as of July 31, 2008.

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

Inventory

The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At April 30, 2009 and July 31, 2008, our reserve for excess and obsolete inventory was $804,000 and $637,000, respectively.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at April 30, 2009, our assets and liabilities would increase or decrease by $2.0 million and $0.5 million, respectively, and our net sales and net (loss) or earnings would increase or decrease by $1.6 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at April 30, 2009, our pre-tax earnings would be favorably or unfavorably impacted by approximately $0.4 million, on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid short term money market funds and short term investments in US Government agency discount notes with high credit ratings. Changes in interest rates may affect the investment income we earn on money market funds and short term investments and therefore affect our cash flows and results of operations. As of April 30, 2009, we were exposed to interest rate change market risk with respect to our money market accounts and short term investments totaling $50.2 million. The money market accounts and short-term investments yield or bear interest rates ranging from 0% to 0.5%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the money market funds and short-term investments by approximately $0.5 million on an annual basis.

As of April 30, 2009, we did not maintain any fixed or variable interest rate financing.

Item 4. Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the Company’s “disclosure controls and procedures” (as such term is defined under the Exchange Act), under the supervision and with the participation of the principal executive officer and the principal financial officer. Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

          (b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

1. Shahram K. Rabbani ("Mr. Rabbani"), the Secretary and Treasurer and a member of the board of directors of the Company and the former President of Enzo Clinical Labs, Inc., in connection with the termination of his employment, submitted on April 30, 2009 a demand for arbitration and related statement of claim to the American Arbitration Association. The statement of claim names the Company, Dr. Elazar Rabbani, the Chairman of the Board and Chief Executive Officer of the Company, and Barry W. Weiner, the President and Chief Financial Officer and a member of the board of directors of the Company, as respondents and alleges, among other things, claims relating to the termination of Mr. Rabbani's employment as President of Clinical Labs.

The statement of claim purports to allege claims for breach of contract against the Company, unlawful retaliation under the Sarbanes-Oxley’s whistleblower statute (the “Claims”) against the Company, Dr. Rabbani and Mr. Weiner, and tortious interference with contract against Dr. Rabbani and Mr. Weiner. Mr. Rabbani seeks damages of no less than $10 million including attorneys' fees and costs. The Company believes the Claims are without merit and intends to defend vigorously against them.

Subsequent to April 30, 2009, the Company conducted a review, as directed by a special committee of the Board of Directors, relating to the aforementioned Claims pertaining to Enzo Clinical Labs. The review concluded that the purported Claims were unsubstantiated. See Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2. In January 2006, the Company was named along with certain of its officers and directors among others, in several complaints titled Francis Scott Hunt, et al. v. Enzo Biochem Inc., et al., Index No. 06-CV-00170 (SAS) and Ken Roberts v. Enzo Biochem, Inc. et al., Index No. 06-CV-00213 (SAS), and Paul Lewicki v. Enzo Biochem Inc., et al., Index No. 06-CV-06347 (SAS) based only upon a claim for common law fraud. These three consolidated actions were all filed in the United States District Court for the Southern District of New York (“the Court”). The actions seek damages in excess of $8 million and are all based on allegations of a fraudulent scheme to pump and dump Enzo securities as was initially set forth in a previous action (filed by the same attorney) which was dismissed by the Eastern District of Virginia and such dismissal was thereafter affirmed by the Fourth Circuit Court of Appeals and is now final since the U.S. Supreme Court denied a petition for certiorari. The Company and the other defendants likewise moved to dismiss all of the Complaints in these actions and that motion was granted by the Court. As a result, some of the Plaintiffs were no longer able to pursue their claims or choose not to pursue them further. Other Plaintiffs amended their Complaints and the Company and the other defendants moved once again to dismiss those Amended Complaints. The Court granted in part and denied in part those motions. The remaining Plaintiffs then conducted discovery, and following the completion of discovery, the Company and other defendants moved for summary judgment dismissal of the Amended Complaints. The Court recently granted the defendants’ motion and dismissed all the Amended Complaints. Several of the Plaintiffs then filed a notice of appeal to the Second Circuit Court of Appeals. The Company believes that the Court’s decision was correct and that these actions have no merit, and intends to continue to defend these actions vigorously.

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2008 filed with the Securities and Exchange Commission.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008.

Item 6.	Exhibits

Exhibit No.	Exhibit

31.1	Certification of Elazar Rabbani, Ph.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Barry Weiner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Elazar Rabbani, Ph.D. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Barry Weiner pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZO BIOCHEM, INC.

(Registrant)

Date: September 4, 2009	by:	/s/ Barry Weiner

Chief Financial Officer and Principal Accounting Officer