Form 10-K
period 2009-07-31
ENZO BIOCHEM INC
filed 2009-10-14
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

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
Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Yes ☒ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $166,537,000 as of January 31, 2009

The number of shares of the Company’s common stock, $.01 par value, outstanding at October 1, 2009 was approximately 37,854,000.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 26, 2010 are incorporated by reference into Part III of this annual report.

          PART I

Item 1. Business

          Overview

          Enzo Biochem, Inc. (the “Company” “we”, “our” or “Enzo”) is a life sciences and biotechnology company focused on harnessing biological processes to develop research tools, diagnostics and therapeutics and on serving as a provider of diagnostic services to the medical community. Since our founding in 1976, our strategic focus has been on the development of enabling technologies in the life sciences field. Our pioneering work in genomic analysis coupled with its extensive patent estate and enabling platforms have strategically positioned the Company to play an important role in the rapidly growing life sciences and molecular medicine marketplaces.

          In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, with 249 issued patents worldwide, and over 200 pending patent applications, along with extensive enabling technologies and platforms

          Recent Developments

                    On March 12, 2009, Enzo Life Sciences, Inc. and Enzo Life Sciences Acquisition, Inc., a newly formed wholly owned subsidiary of Enzo Life Sciences, Inc. acquired the assets of Assay Designs, Inc. (“Assay Designs”). Assay Designs, at the time of our acquisition was a privately owned company with annual sales of approximately $11 million, engaged in researching, developing, manufacturing, distributing, marketing and selling specialty immunological and biochemical protein detection kits, assays, reagents, antibodies, recombinant proteins and related products and providing related services for use in the biotechnology, pharmaceutical and life sciences research industries (“Business”). (See Note 2 in the notes to consolidated financial statements)

          Operating Segments

          We are comprised of three operating segments, of which the Therapeutics and Life Sciences segments have evolved out of our core competencies: the use of nucleic acids as informational molecules and the use of compounds for immune modulation. Information concerning sales by geographic area and business segments for the years ended July 31, 2009, 2008 and 2007 is located in Note 17 in the notes to consolidated financial statements.

          Below are brief descriptions of each of our operating segments:

Enzo Life Sciences manufactures, develops and markets functional biology and cellular biochemistry products and tools to research and pharmaceutical customers world-wide and has amassed a large patent and technology portfolio. The pioneering platforms developed by Enzo Life Sciences enable the development of a wide range of products in the research products marketplace. We are internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 12,000 innovative high quality research reagents in the primary key research areas of epigenetics, live cell analysis, protein degradation pathways and metabolism. The division is an established source for a comprehensive panel of products to scientific experts in the fields of Antibiotics, Autophagy, Cancer, Cell Cycle, Cell Death, Cell Signaling, Cell trafficking, Genomics/Molecular Biology, Immunology, Inflammation, Lipid Signaling, Neurobiology, Protein Degradation, ROS/RNS, and Stress/Heat Shock

Enzo Clinical Labs is a regional clinical laboratory serving the New York Metropolitan and New Jersey areas. The Company believes having clinical diagnostic services allows us to capitalize first hand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive and personalized diagnostics. Enzo Clinical Labs offers a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, and search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of 30 patient service centers throughout NY and NJ, a stand alone “stat” or rapid response laboratory in New York City, and a full-service phlebotomy department.

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. Enzo Therapeutics has focused its efforts on developing treatment regimens for diseases and conditions for which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 40 patents and patent applications.

          The Company’s primary sources of revenue have historically been from product revenues and royalty and licensing of Life Sciences’ products utilized in life science research and from the clinical laboratory services provided to the healthcare community. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2009, 2008 and 2007, (in $000’s and percentages):

Fiscal year ended July 31,	2009		2008		2007

Product revenues	$40,592	45%	$28,087	36%	$6,658	13%
Royalty and license fees	9,376	11	7,630	10	5,820	11
Clinical laboratory services	39,604	44	42,078	54	40,430	76

Total	$89,572	100%	$77,795	100%	$52,908	100%

          Markets

          Background

          Deoxyribonucleic Acid (“DNA”) is the source of biological information that governs the molecular mechanisms underlying life. This information is stored in the linear sequences of nucleotides that comprise DNA. The sequence of the human genome, comprising well over 30,000 genes, has been identified by genomic research in both the public and private sectors, including the Human Genome Project. The ongoing challenge of the scientific research community is to determine the function and relevance of each gene, as well as gene to gene and gene/environment interactions. This information will facilitate the understanding of biological mechanisms and how variations and mutations in such mechanisms may result in disease, enabling more rapid and accurate detection of specific diseases and the development of new therapeutics to treat them.

          Tools for biomedical and pharmaceutical research

          There is an increasing demand by biomedical and pharmaceutical researchers for diagnostic tools that both facilitate and accelerate the generation of biological information. This demand can be met by gene-based diagnostics for which a variety of formats, or tools, have been developed that enable researchers to study biological pathways and to identify mutations in gene sequences and variations in gene expression levels that can lead to disease. These tools include DNA sequencing and genotyping instruments and systems, microarrays, biochips, microspheres, and microfluidic chips. Common among these formats is the need for reagents that allow the identification, quantification and characterization of specific genes or nucleic acid sequences.

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

          Clinical diagnostics

          The clinical diagnostics market has been reported by industry sources to be greater than $22 billion annually. It is comprised of a broad range of tests based on clinical chemistry, microbiology, immunoassays, genomics, proteomics, gene expression profiling blood banking, and cancer screening assays through histology as well as newer body fluid based approaches. Many of these tests employ traditional technologies, such as immunoassays and cell culture technologies, for the detection of diseases.

          Immunoassays are based on the use of antibodies directed against a specific target, or antigen, to detect that antigen in a patient sample. Cell culturing techniques involve the growth, isolation and visual detection of the presence of a microorganism and often it’s susceptibility to FDA approved drugs.

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

          Gene-based diagnostics have many advantages over the traditional technologies. Since gene-based diagnostics focus on the identification of diseases at the cellular level, they can identify the presence of the disease at its earliest stage of manifestation in the body. These tests provide results more rapidly, are applicable to a broad spectrum of microorganisms and can easily be automated in a multiplex platform.

          Several advances in technology are accelerating the adoption of gene-based diagnostics in clinical laboratories. These advances include high throughput automated formats that minimize labor costs, non-radioactive probes and reagents that are safe to handle, and amplification technologies that improve the sensitivity of such diagnostics.

          According to industry sources, the market for molecular diagnostic tools, assays and other products is currently more than $4 billion per year, and is acknowledged as one of the fastest growing segments in the in-vitro diagnostic industry. Contributing to this growth is, among other factors:

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

          In the normal physiologic functioning of the body key modulators interact with membrane-bound proteins and initiate a cascade of biochemical reactions that regulate the cell. How modulators interact with membrane-bound proteins set the stage for a variety of possible activities that the cell then controls. The membrane-bound proteins are multiligand receptors; hence the modulator(s) and their activity at a specific binding docking “station” determine the ultimate activity of the cell. This constitutes a cell signaling pathway. One of the most notable cell signaling pathways is the Wnt pathway and an associated membrane protein, LDL (low density lipoprotein) receptor-related protein LRP. Recent research by Enzo and others have unlocked the key to the activation/inhibition of the Wnt and/or LRP system resulting in the discovery and subsequent regulation of natural processes, such as development, cell division, and metabolic activity, among others. Manipulation of this system through small molecules, peptides, oligonucleotides or antibodies may possibly correct dysfunctional systems.

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

          Still other diseases result from either the expression of foreign genes, such as those residing in viruses and pathogenic organisms, or from the abnormal or unregulated expression of the body’s own genes. In other cases, it is the failure to express, or over expression of, a gene that causes the disease. In addition, a number of diseases result from the body’s failure to adequately regulate its immune system.

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

          Strategy

          Our objective is to be a leading developer and provider of the tools, services, and diagnostic technologies used to study and identify disease at the molecular level and to be a provider of therapeutic platforms to manage specific diseases. There can be no assurance that our objective will be met. Key elements of our strategy involving three separate platforms include our ability to:

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

          Expand marketing and distribution infrastructure

          Enzo Life Sciences continues to develop its sales and marketing infrastructure to more directly service its end users, while simultaneously positioning the Company for product line expansion. Our acquisitions of Axxora in May 2007, Biomol in May 2008, and Assay Designs in March 2009 have expanded our global sales, marketing, manufacturing, product development and distribution infrastructure. Enzo Life Sciences now operates worldwide through wholly owned subsidiaries (in USA, Switzerland, Benelux, Germany, and UK) and a network of third party distributors in most other significant markets worldwide.

          Expand our collaborations with major life sciences companies

          We intend to seek opportunities to secure strategic partnerships and assert our intellectual property estate with multiple market participants. Further, we will look to advance proprietary business opportunities.

          In fiscal 2007, Enzo Life Sciences and Abbott Molecular, Inc. entered into a multi-year agreement covering the supply of certain Enzo Life Science’s products to Abbott Molecular for use in their fluorescence in situ hybridization (FISH) product line. Both companies have also entered into a limited non-exclusive royalty bearing cross-licensing agreement of patents for FISH systems, comparative genomic hybridization (CGH) analysis and labeling and detection technologies. The cross-licensing agreement includes the Company’s patents directed towards its proprietary labeling and detection systems as they relate to Abbott’s FISH platform. The license also provides the Company with limited access to Abbott’s FISH technology patents, CGH patents and various patents which relate to particular chromosome targets. These agreements relate to products in the field of molecular diagnostics, which is the fastest-growing segment of the diagnostics market, according to industry sources. FISH involves the use of labeled DNA probes which are used to identify specific genetic conditions. Currently, this technology is used to help diagnose and/or select therapy for certain cancers, such as breast, bladder, and leukemia, as well as to help diagnose genetic disorders. CGH is a molecular cytogenetic method for the analysis of chromosomal copy number changes (gains/losses) which are recognized as the underlying basis for congenital disorders and complex diseases such as cancer. See Note 14 to the notes to consolidated financial statements.

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

          Expand and protect our intellectual property estate

          Since our inception, we have followed a strategy of creating a broad encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During Fiscal 2009, we were awarded fourteen patents and expanded our patent estate in the area of nucleotides, amplification, labeling, detection, among others.

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

          Therapeutic Platform Development

          Cell Signaling Pathway

          Our newest therapeutic platform development project involves the development of pharmaceutical agents that affect with protein-protein interactions. Over the past several years, our scientists and collaborators have unlocked the secrets of a major cell signaling pathway thus producing a means to modify biologic activity in a number of physiological systems. Further investigation into the design and control of this system has allowed our scientists and their collaborators to determine the structure of key regulatory proteins and to identify active sites that then become targets for Enzo’s proprietary technology generating system. Our technology is capable of generating active compounds that range from orally delivered small molecules to peptides, oligonucleotides or antibodies. We have performed pioneering work on the structure and function of LRP and its ligands, developed a screening technology to identify active compounds, and have synthesized proprietary molecules capable of producing biological effects in cell-based systems and animal models of disease. Specifically, this system allows the Company to successfully:

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

          Research Products

          We are organized to lead in the development, production, marketing and sales of innovative life science research reagents worldwide based on over 30 years of experience in building strong international market recognition, implementing outstanding operational capabilities, and establishing state of the art electronic information and ordering marketplace. We in-license and manufacture over 12,000 products, and distribute an additional 20,000 products, that may be sold individually or combined in a kit to meet the specific needs of researchers. We market these products to biomedical and pharmaceutical firms as well as academic and government research institutions worldwide.

          These products include small molecules, proteins, antibodies, peptides, assay kits and custom services. Our comprehensive portfolio of high quality reagents and kits in key research areas are sold to scientific experts in the following fields:

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
Inflammation/Innate Immunity

          Enzo Life Sciences is organized to promote and market its product through its seven brands.

          Enzo The Enzo brand products and technologies are primarily focused in the areas of microarray analysis, gene regulation and gene modification. Patented Enzo technologies and products are recognized as key tools in non-radioactive gene and protein labeling.

          Alexis The Alexis brand is internationally recognized as a leader in producing and commercializing innovative high quality reagents and as an established source for a comprehensive panel of products in many key research areas including the fields of cell death, nitric oxide, and obesity/adipogenesis.

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

          Biomol The Biomol branded product portfolio is targeted towards the cellular biochemistry segment with an emphasis on areas related to protein post-translational modification, be it by ubiquitin or the ubiquitin-like proteins, acetylation, methylation, phosphorylation, sulphation, or glycolsylation.

          Assay Designs The Assay Designs branded product portfolio employs our immunoassay development capability in the fields of inflammation, steroids and hormones, and cell signaling.

          Stressgen The Stressgen brand is focused exclusively on the fields of the heat shock and cell stress.

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

          In fiscal 2005, we acquired rights and intellectual property to a candidate drug and technology intended for use in the treatment of uveitis. The drug is the result of a discovery by scientists at the eye clinic of the Ludwig Maximilians University in Munich, Germany, who found a small peptide that when fed to rats with experimental allergic uveitis promoted their recovery. Based on favorable preclinical studies, the developers conducted an open, pilot Phase I clinical trial in Germany with encouraging results

          In September of 2009, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Eye Institute, part of the National Institute of Health (“NIH”), to conduct a human clinical trial of Optiquel™. Under the terms of the CRADA, the NIH and Enzo will share the development costs of the studies and Enzo will supply its proprietary compound, Optiquel™. The clinical trial will be conducted to assess the safety and efficacy of Optiquel™ in a proof-of-concept clinical trial designed as a randomized, double-masked, placebo-controlled study with a long-term follow-up. The agreement additionally includes non clinical research focusing on the use of various compounds that may serve to enhance the immune mediated oral tolerance response to specific antigens. Such research may be applicable across the entire spectrum of the Company’s immune regulation platform.

          We previously had filed with the regulatory authorities in Europe, and Optiquel™ has been granted orphan status under European regulations. We will apply for the same in the U.S. since Orphan status designation can confer both financial and marketing benefits.

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

          Alequel™ is an individualized protein product mixture produced from autologous tissue and extracted during a routine colonoscopy from a patient. The Enzo protein extract is administered to the patient orally. Interim results of a Phase II clinical study were presented at the 2007 annual Digestive Disease Week conference. In these studies, subjects were evaluated using the Crohn’s Disease Activity Index (CDAI), a standard measure of the severity of the disease, with higher scores indicating more severe disease activity. Forty-nine patients with moderate to severe Crohn’s disease were randomized to receive either placebo or Alequel™ Patients were monitored on an intent-to-treat basis for remission (a decrease in CDAI to 150 or lower), clinical response (a decrease in CDAI of 100 or greater) and quality of life as measured by the inflammatory bowel disease questionnaire (IBDQ). The results, although not statistically significant, indicated that patients receiving Alequel™ achieved improved rates of clinical remission compared with the placebo group (39% vs. 22%), clinical response (50% vs. 30%) and improved quality of life in the drug study group compared to placebo.

          No treatment-related adverse events were noted. Thus, we concluded that Alequel™ may be a safe and effective method for treatment of patients with moderate to severe Crohn’s disease.

          An expanded double-blind, placebo-controlled study to broaden the diversity of the patient population was completed at Hadassah Hospital in Jerusalem. The data was presented at the 2009 annual Digestive Disease Week conference. The study met its primary and secondary endpoints

          Osteoporosis (and certain bone disorders) and Diabetes

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

          In addition, we and our collaborators have investigated the biochemical pathways involved in glucose homeostasis. Using animal genetic models, and structural and computational biology we have been able to decipher some of the complex cellular machinery that controls glucose, synthesize novel entities that interact at key targets and test them in standard animal models of diabetes. We continue to explore this very exciting line of research and continue activities geared toward the development of potential therapeutics for diabetes with novel mechanisms of action

          Non-Alcoholic SteatoHepatitis (NASH)

          We are currently conducting a double-blind, placebo-controlled study at Hadassah Hospital in Jerusalem which is designed to investigate the effects of EGS-21, a glycolipid, as an immune modulator for the alleviation of NASH. We expect to have results from this study by early 2010.

          Human Immunodeficiency Virus (HIV-1)

          Based on Phase I trial results demonstrating long-term survival and functioning of antisense RNA in white blood cells, including CD4+ cells, we initiated a Phase I/II study at University of California San Francisco (UCSF), the site of the Phase I study. This study focuses on a strategy designed to increase the percentage of engineered CD4+ cells that contain the anti-HIV-1 antisense genes. The first patient has undergone treatment and we are continuing to monitor the progress. We have not expanded our trial, and are looking towards other alternatives.

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

          We operate a regional clinical laboratory that offers extensive diagnostic services to the New York Metropolitan and New Jersey medical community. Our clinical laboratory testing is utilized by physicians as an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnoses, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues and other samples, such as human cells. Most clinical laboratory tests are considered routine and can be performed by most commercial clinical laboratories. Tests that are not routine and that require more sophisticated equipment and highly skilled personnel are considered esoteric tests and may be performed less frequently than routine tests.

          We offer a comprehensive menu of routine and esoteric clinical laboratory tests or procedures. These tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication levels, or search for an otherwise undiagnosed condition.

          Our full service clinical laboratory in Farmingdale, NY contains infrastructure that includes comprehensive information technology applications, logistics, client service and billing departments. Also, we have a network of over thirty strategically located patient service centers and a full service phlebotomy department. Patient service centers collect the specimens as requested by physicians. We also operate a fully equipped STAT laboratory in New York City. A “STAT” lab is a laboratory that has the ability to perform certain routine tests quickly and report results to the physician immediately.

          Patient specimens are delivered to our laboratory facilities by our logistics department accompanied by a test requisition form. These forms, which are completed by the ordering physician, indicate the tests to be performed and demographic patient information. Once this information is entered into the laboratory computer system the tests are performed and the results are delivered primarily through an interface from the laboratory testing equipment or in some instances, manually into the laboratory computer system. Most routine testing is completed by early the next morning, and test results are reported to the ordering physician. These test results are either delivered electronically via our proprietary EnzoDirect™ system or delivered by our logistics department directly to the ordering physicians’ offices. Physicians who request that they be called with a particular result are so notified.

          For fiscal years ended July 31, 2009, 2008, and 2007, respectively, 44%, 54% and 76% of the Company’s revenues were derived from the clinical laboratory. At July 31, 2009 and 2008, respectively, approximately 40%, and 58% of the Company’s net accounts receivable were derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its numerous third party payers and individual patient accounts, and is limited to certain large payers that insure individuals that utilize the Clinical Labs services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

          Revenue, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2009, 2008 and 2007 were approximately 23%, 22% and 21%, respectively, of the clinical laboratory segment’s total revenue. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. Gross billings are based on a standard fee schedule we set for all third party payers, including Medicare, health maintenance organizations (“HMO’s) and managed care providers. We adjust the contractual adjustment estimate quarterly, based on our evaluation of current and historical settlement experience with payers, industry reimbursement trends, and other relevant factors. The other relevant factors that affect our contractual adjustment include the monthly and quarterly review of: 1) current gross billings and receivables and reimbursement by payer, 2) current changes in third party arrangements. 3) the growth of in-network provider arrangements and managed care plans specific to our Company. The clinical laboratory industry is characterized by a significant amount of uncollectible accounts receivable related to the inability to receive accurate and timely billing information in order to forward it on to the third party payers for reimbursement, and the inaccurate information received from the covered individual patients for unreimbursed unpaid amounts. Our provision for uncollectible accounts receivable is within historical expectations.

          Other than the Medicare program, revenues from United Healthcare of New York, Inc. represented 25%, 26% and 20% of the Clinical Labs segment’s net revenue for the fiscal year ended July 31, 2009, 2008 and 2007, respectively. Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies and the Federal Medicare Program, all of which have different requirements. In New York State, the law prohibits the Company from billing the ordering physician. Compliance with applicable laws and regulations as well as, internal compliance policies and procedures adds further complexity to the billing process. We depend on the ordering physician to provide timely, accurate billing demographic and diagnostic coding information to us. Additional factors complicating the billing process include:

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

          The permitted Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years to a present level equal to 74% of the national median of laboratory charges. Clinical Labs had been subjected to a five-year freeze which ended in 2008, on Laboratory fee updates, as required by the Medicare Modernization Act of 2003. A number of proposals for legislation or regulation, such as competitive bidding on laboratory services are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories through reduction of the present allowable percentage or through other means. In addition, the structure and nature of Medicare reimbursement for laboratory services is also under discussion and we are unable to predict the outcome of these discussions. Depending upon the nature of congressional and/or regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, we could experience a significant decrease in revenue from Medicare, which could have a material adverse effect on us.

          Research and Development

          Our principal research and development efforts are directed toward expanding our research product lines, given our increased manufacturing, distribution capability following the acquisitions of Axxora Biomol, and Assay Designs, as well as developing innovative new therapeutic platforms. We have developed our core research expertise in the life science field as a result of over 30 years of dedicated focus in this area. We conduct our research and other product development efforts through internal research and collaborative relationships.

          In the fiscal years ended July 31, 2009, 2008 and 2007, the Company incurred costs of approximately $9,220,000, $8,637,000 and $9,393,000, respectively, for research and development activities.

          Internal Research Programs

          Our professional staff of 84 scientists, including 77 with post graduate degrees, performs our internal research and development activities. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

          External Research Collaborations

          We have and continue to explore collaborative relationships with prominent companies and leading-edge research institutions in order to maximize the application of our technology in areas where we believe such relationship will benefit the development of our technology. Apotech Laboratories, Inc., a wholly owned subsidiary of Axxora Inc., is involved in three EU collaborative projects aimed at developing novel anti-cancer drugs, novel targets for the design of new cancer therapies and developing new diagnostics to significantly improve haematopoieteic stem cell transplants. ELS International, formally BIOMOL International Europe is a participant in the RUBICON “Network of Excellence” which is funded by the Framework Programme 6 of the European Commission focused on the development of reagents and assays facilitating investigation of ubiquitin and ubiquitin-like (Ubl) pathway components. We also have a number of external collaborations around the world to enhance our ongoing therapeutic development program.

          Sales and Marketing Our sales and marketing strategy for Enzo Life Sciences is to sell our life science products through three distinct channels: (i) direct sales to end-users (ii) supply agreements with manufacturers and (iii) through distributors in major geographic markets. We operate with an understanding of local markets and a well-functioning distribution network system across the globe. Scientists around the world recognize the brands (Alexis, Apotech, Assay Designs, Stressgen, Axxora, Biomol and Enzo) for innovative high quality products and as a source for life science research reagents from original manufacturers. Our marketing and sales network includes fully-owned subsidiaries (USA, Switzerland, Germany, Benelux, and UK), and a network of third party distributors in most other significant markets worldwide.

          For Enzo Clinical Labs, we focus our sales efforts on obtaining and retaining profitable accounts. We market the clinical laboratory services to ordering physicians in the metro New York and New Jersey region through our direct sales force who are supported by customer service and patient service representatives. We monitor and where appropriate, we change the service levels and terminate accounts that are not profitable. We are focusing our efforts to attract and retain clients who participate with the providers with whom we have regional contracts and adding clinical tests to our service menu to assist sales in new account penetration.

          Distribution Arrangements

          We also distribute our life science products internationally through a network of distributors. Through these arrangements, we are able to leverage the established marketing and distribution infrastructure of these companies.

          Competition

          We compete with other life science and biotechnology companies, as well as pharmaceutical, chemical and other companies. Competition in our industry is intense. Many of these companies are performing research targeting the same technology, applications and markets. Some of these competitors are significantly larger than we are and have more resources than we do. The primary competitive factors in our industry are the ability to create scientifically advanced technology, offer innovative products at the forefront of technological development to targeted market segments, successfully develop and commercialize products on a timely basis, establish and maintain intellectual property rights and attract and retain a breadth and depth of human resources.

          Our clinical laboratory services business competes with numerous national, regional, and local entities, some of which are larger than we are and have greater financial resources than we do. Our laboratory competes primarily on the basis of the quality and specialized nature of its testing, reporting and information services, its reputation in the medical community, its reliability and speed in performing diagnostic tests, and its ability to employ qualified laboratory personnel.

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

          At the end of fiscal 2009 we owned or licensed 249 patents relating to products, methods and procedures resulting from our internal or sponsored research projects.

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

          REGULATION AFFECTING OUR BUSINESSES

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

          Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or deemed not substantially equivalent to a legally marketed class I or class II predicate device, or to a preamendment class III device, for which PMAs have not been called, are placed in class III. Such devices are required to undergo the PMA approval process in which the manufacturer must prove the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, it’s labeling or its manufacturing process.

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

          Clinical Laboratory Regulations

          The clinical laboratory industry is subject to significant federal and state regulation, including inspections and audits by governmental agencies. Governmental authorities may impose fines or criminal penalties or take other actions to enforce laws and regulations, including revoking a clinical laboratory’s federal certification to operate a clinical laboratory. Changes in regulation may increase the costs of performing clinical laboratory tests, increase the administrative requirements of claims or decrease the amount of reimbursement. Our clinical laboratory and (where applicable) patient service centers are licensed and accredited by the appropriate federal and state agencies. CLIA (The Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988) regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal laws. Many clinical laboratories must meet other governmental standards, undergo proficiency testing, and are subject to inspection. Clinical laboratory certificates or licenses are also required by various state and local laws.

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

          Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on our business. We cannot predict, however, whether and what type of legislation will be enacted into law. In addition, reimbursement disapprovals by the third party payers, commercial insurers and health maintenance organizations, reductions or delays in the establishment of reimbursement rates, and carrier limitations on the insurance coverage of the Company’s services or the use of the Company as a service provider could have a negative effect on the Company’s future revenues.

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

          The implementation of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) regulations impacts electronic billing and the security and privacy of patient identifiable health information by all health providers including Enzo Clinical Labs. In response to this challenge, we have implemented an approach to identify, assess and plan for changes required by the HIPAA regulations. A HIPAA Oversight Committee (“Oversight Committee”) was formed to coordinate this task. The Oversight Committee consists of members from management and a designated HIPAA Compliance Officer. We have in place a framework for activities in this area. As the HIPAA rules are revised and their impact upon our operations are analyzed, our response to HIPAA is reviewed and revised as necessary. We believe that we are in compliance with HIPAA regulations.

          Medical Regulated Waste

          We are subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens, infectious and hazardous waste, as well as to the safety and health of laboratory employees. All our laboratories are required to operate in accordance with applicable federal and state laws and regulations relating to biohazard disposal of all facilities specimens. We use outside vendors to dispose of such specimens. Although we believe that we comply in all respects with such federal, state and local laws, our failure to comply with those laws could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions.

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

          We believe that we are in compliance with applicable environmental, safety and health laws in the United States and internationally and that our continual compliance with these laws will not have a material adverse effect on our business. All of our laboratories are operated in accordance with applicable federal and state laws and regulations relating to hazardous substances and wastes, and we use qualified third-party vendors to dispose of biological specimens and other hazardous wastes. Although we believe that we comply in all respects with such federal, state and local laws, our failure to comply with those laws could subject us to denial of the right to conduct business, civil fines, criminal penalties and/or other enforcement actions. Environmental contamination resulting from spills or disposal of hazardous substances generated by our operations, even if caused by a third-party contractor or occurring at a remote location could result in material liability.

          Manufacturing and Research Facilities

          Our internal manufacturing, integrated laboratory and scientific efforts for our three segments take place primarily at our two facilities in Farmingdale, New York. The second facility adjacent to our first facility was acquired in June 2006 and effective July 1, 2008, a major portion became utilized by Life Science for research and manufacturing with special handling capabilities and clean rooms suitable for our operations. In connection with the Axxora acquisition, the Life Sciences segment has added manufacturing and research operations in Switzerland and a research facility in San Diego, California. The Epilanges, Switzerland site houses the research and development laboratories of Apotech. A portion of the San Diego, California facility is used to perform research and development activities. In connection with the Biomol acquisition, the Life Sciences segment has added manufacturing and research operations in Plymouth Meeting, Pa. and a research facility in Exeter, United Kingdom. In connection with the Assay Designs acquisition, the Life Sciences segment has added manufacturing and research operations in Ann Arbor, Michigan. We also contract with qualified third-party contractors to manufacture our products in cases where we deem it appropriate, for example, when it is not cost-effective to produce a product ourselves or where we seek to leverage the expertise of another manufacturer in a certain area.

          Employees

          As of July 31, 2009, we employed 539 full-time and 75 part-time employees. Of the full-time employees, 214 were engaged in research, development, manufacturing, and marketing of research products, 8 in therapeutics research, 299 in the clinical laboratories and 18 in finance, legal and administrative functions. Our scientific staff, including 77 individuals with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that the relationships we have established with our employees are good.

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

          We incurred a net loss of $ 23.6 million and $10.7 million for the fiscal years ended July 31, 2009 and 2008, respectively. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses which could have an adverse effect on our business and adversely affect your investment in our Company.

          Our operating results may vary from period to period.

          Our operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including:

•	competitive conditions, including changes in third-party reimbursements,

•	exchange rate fluctuations,

•	changes in tax laws, the results of tax audits or the measurement of tax uncertainties,

•	the timing of our research and development, sales and marketing expenses,

•	the introduction of new products by us or our competitors,

•	the success of identifying, acquiring and integrating businesses that complement our product offering, add new technology or add presence in a market,

•	expenses associated with defending our intellectual property portfolio

•	customer demand for our products due to changes in purchasing requirements and research needs, and

•	general worldwide economic conditions affecting funding of research.

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

          In the past three fiscal years we have made significant acquisitions. Our strategy envisions that a part our future growth will come from acquiring and integrating similar operations and/or product lines. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with the existing operations. In addition, we compete for acquisition candidates with other entities, some of which have greater financial resources than ours. Our failure to implement successfully its acquisition strategy would limit our potential growth.

          Our inability to carry out certain of our marketing and sales plans may make it difficult for us to grow or maintain our business.

          The Life Sciences segment continues to implement an aggressive marketing program designed to more directly service its end users, while simultaneously integrating numerous brands. We will continue to expand the reach of companies by our direct field sales force, continued attendance at top industry trade meetings, and publications in leading scientific journals, as well as the on-going enhancement of our interactive web sites. In addition to our direct sales, we operate worldwide through wholly-owned subsidiaries (in USA, Switzerland, Belgium, Germany, and UK) and a network of third-party distributors in most other significant markets. If we are unable to successfully implement these programs, we may be unable to grow and our business could suffer.

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

          The clinical laboratory business is highly fragmented and intensely competitive, and we compete with numerous national and local companies. Some of these entities are larger than we are and have greater resources than we do. We compete primarily on the basis of the quality of our testing, reporting and information services, our reputation in the medical community, the pricing of our services and our ability to employ qualified professionals.

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

          We are subject to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. As of July 31, 2009, goodwill and other intangible assets with indefinite lives represented approximately 35% of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

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

          Changes in provider mix, including continued growth in capitated managed-cost health care and changes in certain third party provider agreements could have a material adverse impact on the Company’s net revenues and profitability.

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

          We depend on information systems throughout our Company to control our Life Science manufacturing, distribution and website and the Clinical Lab processes for: processing orders, managing inventory, processing shipments to and collecting cash from our customers, responding to customer inquiries, contributing to our overall internal control processes, maintaining records of our property, plant and equipment, and recording and paying amounts due vendors and other creditors. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.

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

          We operate internationally primarily through wholly-owned subsidiaries located in North America and Europe. Revenues outside the United States were approximately 15% of total revenues in fiscal 2009. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including:

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

          Item 1B. Unresolved Staff Comments

          None

          Item 2. Properties

          The following are the principal facilities of the Company:

Location	Primary use	Segments	Leased/owned	Square footage

Farmingdale, NY (Note 1)	Clinical laboratory and research	Clinical Labs, Therapeutics	Leased	43,000
Farmingdale, NY	Manufacturing, research, Sales and administrative offices	Life Sciences, Other	Owned	22,000
New York, NY	Corporate headquarters	Other	Leased	6,400
San Diego, CA (Note 2)	Sales, administration, and distribution	Life Sciences	Leased	8,800
Lausen, Switzerland (Note 2)	Operational headquarters in Europe, including sales, warehouse and distribution	Life Sciences	Leased	15,400
Plymouth Meeting, Pa (Note 3)	Sales, manufacturing, research, administration, and distribution	Life Sciences	Leased	19,500
Exeter, United Kingdom (Note 3)	Sales, manufacturing, research, administration, and distribution	Life Sciences	Leased	3,642
Ann Arbor, Michigan (Note 4)	Sales, manufacturing, research, administration, and distribution	Life Sciences	Leased	26,820

Note 1 - In March 2005, the Company amended and extended the lease for its Farmingdale laboratory for a period of 12 years.

Note 2 – The lease for this property was acquired in connection with the Axxora acquisition in May 2007.

Note 3 – The leases for these properties were acquired in connection with the Biomol acquisition in May 2008.

Note 4 - The lease for this property was acquired in connection with the Assay Designs acquisition in March 2009.

          We believe the current facilities are suitable and adequate for the Company’s current operating needs for its clinical laboratories, life science and therapeutics segments, and that the production capacity in various locations is sufficient to manage product requirements

          Item 3. Legal Proceedings

          In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants’ breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants’ infringement of patents covering the same. In April, 2003, the court directed that individual complaints be filed separately against each defendant. The defendants have answered the individual complaints and asserted a variety of affirmative defenses and counterclaims. Fact discovery is ongoing. The court issued a claim construction opinion on July 10, 2006. The Company and Sigma Aldrich (“Sigma”) entered into a Settlement Agreement and Release effective September 15, 2006 (the “Agreement”). Pursuant to the Agreement, the Company’s litigation with Sigma was dismissed and the Company recognized $2 million on settlement in the quarter ending October 31, 2006 (See Note 13). On January 3, 2007, the remaining defendants moved for summary judgment on all counts in the individual complaints. During a two-day hearing held on July 17 through July 18, 2007, the defendants subsequently withdrew the invalidity portion of their summary judgment motions. The court has yet to rule on the pending summary judgment motions. There can be no assurance that the Company will be successful with the remaining outstanding litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company. The Company has not recorded revenue under these distribution agreements in fiscal 2009, 2008 and 2007. The Company recorded other income from Perkin Elmer in fiscal 2007 (See Note 13).

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

          Affymetrix also moved to transfer venue of Enzo’s action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix’s subsequently filed action. On January 30, 2004, Affymetrix’s motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Initial pleadings have been completed and discovery has commenced. The Court issued a Markman (claim construction) opinion on July 10, 2006. The Company did not record any revenue from Affymetrix during the fiscal years ended July 31, 2009, 2008 or 2007.

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

          The Complaint seeks declaratory judgment (i) of patent invalidity with respect to Enzo’s 4,994,373 patent (the “‘373 patent”), (ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the “1994 Agreement”), (iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and (iv) that Enzo’s claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition, the suit claims tortious interference and unfair competition. The Company does not believe that the Complaint has merit and intends to vigorously respond to such action with appropriate affirmative defenses and counterclaims. Enzo filed an Answer and Counterclaims on November 3, 2004 alleging multiple breaches of the 1994 Agreement and related infringement of Enzo’s ‘373 patent. Discovery has commenced. The Court issued a Markman opinion on July 10, 2006. The Company did not record any revenue from Roche during the fiscal years ended July 31, 2009, 2008 or 2007. The Roche agreement remains in force to date.

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

          The Company and other plaintiff filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on September 7, 2007. On January 30, 2008, the Court of Appeals for the Federal Circuit granted the Company’s alternative motion to dismiss its appeal and remand to the Connecticut Court for further proceedings incident to an entry of a final, appealable judgment. The Company requested the Connecticut Court to dispose of all outstanding issues (including the Company’s claim under the fourth Ward patent and certain counterclaims of Applera’s) and enter final judgment. The Connecticut Court granted this request. The Company subsequently filed an Appeal on April 7, 2009. Briefing is completed and the matter has not yet been set for submission or argument. The Company and other plaintiff intend to vigorously argue this appeal; however, the outcome of the appeal cannot be anticipated at this time. If the appeal is granted, there can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

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

          The Company believes that the latest complaints in these actions have no merit and that the appeals also lacks merit. The Company will continue to defend these actions vigorously.

          Shahram K. Rabbani (“Mr. Rabbani”), the Secretary and Treasurer and a member of the board of directors of the Company and the former President of Enzo Clinical Labs, Inc., in connection with the termination of his employment, submitted on April 30, 2009 a demand for arbitration and related statement of claim to the American Arbitration Association. The statement of claim names the Company, Dr. Elazar Rabbani, the Chairman of the Board and Chief Executive Officer of the Company, and Barry W. Weiner, the President and Chief Financial Officer and a member of the board of directors of the Company, as respondents and alleges, among other things, claims relating to the termination of Mr. Rabbani’s employment as President of Clinical Labs. The statement of claim purports to allege claims for breach of contract against the Company, unlawful retaliation under the Sarbanes-Oxley’s whistleblower statute (the “Claims”) against the Company, Dr. Rabbani and Mr. Weiner, and tortious interference with contract against Dr. Rabbani and Mr. Weiner. Mr. Rabbani seeks damages of no less than $10 million including attorneys’ fees, costs, and punitive damages. The Company believes the Claims are without merit and intends to defend vigorously against them. Subsequent to April 30, 2009, the Company conducted a review, as directed by a special committee of the Board of Directors, relating to the aforementioned Claims pertaining to Enzo Clinical Labs. The review concluded that the purported Claims were unsubstantiated. On September 18, 2009, Mr. Rabbani amended his statement of claim to add a claim for defamation against the Company and a claim against the Company, Dr. Rabbani and Mr. Weiner seeking a declaratory judgment. The Company also believes these Claims are without merit and intends to defend vigorously against them.

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

          Item 4. Submission of Matters to a Vote of Security Holders

          No matters were brought to a vote of the Company’s stockholders in the fourth fiscal quarter ended July 31, 2009.

          PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The common stock of the Company is traded on the New York Stock Exchange (Symbol:ENZ). The following table sets forth the high and low price of the Company’s common stock for the periods indicated as reported on the New York Stock Exchange.

2009 Fiscal Year (August 1, 2008 to July 31, 2009):
	High	Low

1st Quarter	$14.90	$4.44
2nd Quarter	$6.97	$4.23
3rd Quarter	$5.58	$2.86
4th Quarter	$5.64	$3.75

2008 Fiscal Year (August 1, 2007 to July 31, 2008):
	High	Low

1st Quarter	$18.65	$11.34
2nd Quarter	$14.23	$9.36
3rd Quarter	$10.16	$7.74
4th Quarter	$14.21	$8.71

          As of September 30, 2009, the Company had approximately 1,011 stockholders of record of its common stock.

          The Company has not paid a cash dividend on its common stock and intends to continue a policy of retaining earnings to finance and build its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of common stock in the foreseeable future.

          Securities Authorized for Issuance Under Equity Compensation Plans

          The following table sets forth information regarding our existing equity compensation plans as of July 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	1,191,519	$14.41	401,000
Equity compensation plans not approved by security holders	—	—	—

Total		$14.41	401,000

Item 6. Selected Financial Data

          The following table, which is derived from the audited consolidated financial statements of the Company for the fiscal years 2005 through 2009 should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	For the fiscal year ended July 31, (In thousands, except per share amounts)

Operating Results (1)	2009	2008	2007	2006	2005

Operating revenues	$89,572	$77,795	$52,908	$39,826	$43,403

Other income	74	171	2,699	—	14,000

Interest income	581	3,696	5,092	3,144	1,523

(Loss) income before income taxes	(23,477)	(10,892)	(13,175)	(17,009)	5,217

(Provision) Benefit for income taxes	(87)	239	(85)	1,342	(2,213)

Net loss	$(23,564)	(10,653)	$(13,260)	$(15,667)	$3,004

Basic net (loss) income per common share: (2)	$(0.63)	$(0.29)	$(0.38)	$(0.49)	$0.09

Diluted net (loss) income per common share: (2)	$(0.63)	$(0.29)	$(0.38)	$(0.49)	$0.09

Weighted average common shares
Basic	37,511	36,883	35,017	32,215	32,097
Diluted	37,511	36,883	35,017	32,215	32,763

	July 31, (in thousands)

Financial Position:	2009	2008	2007	2006	2005

Working capital	$60,518	$92,392	$113,850	$80,161	$96,280

Total assets	133,128	154,522	159,002	101,524	116,466

Long term obligations	—	—	—	—	150

Stockholders’ equity	116,781	138,289	141,894	95,587	108,267

Notes to Selected Financial Data

(1)	See Note 2 in the notes to consolidated financial statements regarding the acquisitions in Fiscal 2009, 2008 and 2007.

(2)

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method. The impact of the adoption, increased basic and diluted net loss per common share by $0.01, $0.02 and $0.05 for the fiscal years ended July 31, 2008, 2007 and 2006, respectively. There was no impact for the fiscal year ended July 31, 2009.

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

          Enzo Clinical Labs is a regional clinical laboratory serving the greater New York and New Jersey medical community. The Company believes having clinical diagnostic services allows us to capitalize firsthand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive and personalized diagnostics. We offer a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, or search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of 30 patient service centers throughout greater New York and New Jersey, a stand alone “stat” or rapid response laboratory in New York City, and a full-service phlebotomy department. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients.

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

          The following table summarizes the sources of revenues for the fiscal years ended July 31, 2009, 2008 and 2007, (in $000’s and percentages):

Fiscal year ended July 31,	2009		2008		2007

Product revenues	$40,592	45%	$28,087	36%	$6,658	13%
Royalty and license fees	9,376	11	7,630	10	5,820	11
Clinical laboratory services	39,604	44	42,078	54	40,430	76

Total	$89,572	100%	$77,795	100%	$52,908	100%

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

          The execution of the Purchase Agreement and the closing of the transaction occurred simultaneously on March 12, 2009. The purchase price consisted of $12,228,000 in cash, exclusive of acquisition costs of approximately $540,000, and was subject to an upward or downward post-closing purchase price adjustment based on Assay Designs’ working capital as of the closing date and $328,000 representing estimated costs to consolidate an acquired facility and involuntary termination of certain employees, of which $184,000 is outstanding and included in accrued liabilities in the accompanying balance sheet at July 31, 2009.

          At the closing, $100,000 was held in escrow to secure the payment of any downward post-closing purchase price adjustment and $750,000 was held in escrow for 12 months to secure the payment of any indemnification obligations of Assay Designs under the Purchase Agreement.

          Subsequent to the acquisition date, the Company paid $270,000 in additional purchase price in connection with the working capital adjustment and released the $100,000 escrow amount. The Company expects the cost of the acquisition to be increased when the integration plan to consolidate a facility and the involuntary termination of certain employees is finalized. The Assay Design acquisition strengthens the Company’s position as a global provider of life sciences reagents by broadening our product offerings and manufacturing capabilities.

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

          In June 2009, the conditions for the first annual earn-out of $2.5 million were met and the Company recorded $2.5 million of additional goodwill. The Company issued 202,196 shares of Enzo common stock at fair value and paid $1.5 million in cash to satisfy the $2.5 million earn-out liability.

Results of Operations

Comparative Financial Data for the Fiscal Years Ended July 31,
(in 000’s)

	2009	2008	Increase (Decrease)	% Change

Revenues:
Product revenues	$40,592	$28,087	12,505	45
Royalty and license fee income	9,376	7,630	1,746	23
Clinical laboratory services	39,604	42,078	(2,474)	(6)

Total revenues	89,572	77,795	11,777	15

Costs and expenses and other (income):
Cost of product revenues	26,766	19,159	7,607	40
Cost of laboratory services	26,295	22,209	4,086	18
Research and development	9,220	8,637	583	7
Selling, general, and administrative	41,314	33,272	8,042	24
Provision for uncollectible accounts receivable	5,189	3,716	1,473	40
Legal expenses	4,195	5,588	(1,393)	(25)
Interest income	(581)	(3,696)	3,115	(84)
Other loss (income)	(74)	(171)	97	(57)
Foreign currency loss (gain)	725	(27)	752	—

Total costs and expenses – net	113,049	88,687	24,362	27

Loss before income taxes	(23,477)	(10,892)	12,585	116
(Provision) benefit for income taxes	(87)	239	326	—

Net loss	$(23,564)	$(10,653)	$12,911	121

          Fiscal 2009 compared to Fiscal 2008

          Consolidated Results:

          The “2009 period” and the “2008 period” refer to the fiscal years ended July 31, 2009 and 2008, respectively. The 2009 period includes the full year results of Biomol which was acquired on May 8, 2008 and the results of Assay Designs from March 12, 2009, the date of acquisition, to July 31, 2009.

          Product revenues during the 2009 period were $40.6 million compared to $28.1 million in the 2008 period, an increase of $12.5 million or 45%. Acquisition growth represented $12.1 million or a 43% increase over product revenues in the 2008 period, primarily from Biomol and Assay Designs, $1.4 million or 5% was from organic growth, offset by $1.0 million or 4% negative effect from foreign currency.

          Royalty and license fee income during the 2009 period was $9.4 million compared to $7.6 million in the 2008 period, an increase of $1.7 million or 23%. Royalties are primarily earned from net sales of Qiagen products subject to a license and from a License Agreement with Abbott. During the 2009 period, the Company recognized royalties of approximately $6.7 million from Qiagen, an increase of approximately $1.2 million over the 2008 period, and royalties and license fees under the Abbott License Agreement of approximately $2.7 million, an increase of $0.5 million over the 2008 period. There are no direct expenses relating to royalty and license fee income.

          Clinical laboratory revenues during the 2009 period were $39.6 million compared to $42.1 million in the 2008 period, a decrease of $2.5 million or 6%. Revenues were adversely affected by contractual adjustments of $2.3 million. These immaterial adjustments related to computational errors that affected the calculated expected reimbursement rate in fiscal 2008, 2007 and 2006 and for periods prior to August 1, 2005 for the majority of payers and credits issued which were not accrued for timely. The reduced service volume was partially impacted by reduced billings on our legacy billing system in fiscal 2009, including the investigation of and rebilling of denials during the period, as a result of the realignment of certain billing personnel to implement our new comprehensive billing and accounts receivable system. This new system was effective for all laboratory services performed after August 1, 2008. We believe that the new billing and accounts receivable system enhances our billing and collection process.

          The cost of product revenues during the 2009 period was $26.8 million compared to $19.2 million in the 2008 period, an increase of $7.6 million or 40%. The increase is principally due to the inclusion of Biomol and Assay Designs cost of product revenues of approximately $7.4 million in the 2009 period, which includes the impact of an inventory fair value adjustment of $2.2 million related to sales of inventory acquired from Biomol and Assay Designs.

          The cost of clinical laboratory services during the 2009 period was $26.3 million as compared to $22.2 million in the prior period, an increase of $4.1 million or 18%. The Company incurred increased costs primarily relating to reagent and supplies costs of $1.1 million, laboratory personnel costs of $1.8 million, and outside testing labs of $0.7 million, and other related lab costs of $0.5 million. Laboratory personnel costs increases resulted from additional headcounts in phlebotomists to expand patient collection sites and other personnel to manage expanded internal operations.

          Research and development expenses were approximately $9.2 million during the 2009 period compared to $8.6 million in the 2008 period an increase of $0.6 million or 7%. Research and development costs increased $2.4 million at the Life Sciences segment, principally related to the inclusion of Biomol and Assay Designs, offset by a decrease at the Therapeutic segment of $1.8 million due to a decrease in clinical trial activities.

          Selling, general and administrative expenses were approximately $41.3 million during the 2009 period as compared to $33.3 million in the 2008 period, an increase of $8.0 million or 24%. Life Sciences selling, general and administrative costs increased by $5.2 million over the 2008 period, which principally related to the inclusion of Biomol and Assays Designs. The increase in the Company’s other segments’ selling, general and administrative expenses of approximately $2.9 million was primarily due to payroll and related personnel costs approximating $0.5 million, consulting and professional fees of $1.2 million, other overhead costs of $1.0 million and information technology costs of $0.3 million.

          The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment, was $5.2 million for the 2009 period as compared to $3.7 million in the 2008 period. The increase in the 2009 period of $1.5 million or 40% was attributed to 1) increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system, 2) the correction of the immaterial $0.6 million error in the allowance for doubtful accounts determined relating to 2008, and 3) increased provisions required based on changes in payer mix. Outstanding receivables, which are fully reserved, will remain on the legacy system until the earlier of: all invoices are collected, all collection efforts are exhausted, or all invoices are written off in accordance with our critical accounting policy.

          Legal expense was $4.2 million during the 2009 period compared to $5.6 million in the 2008 period, a decrease of $1.4 million or 25%, primarily due to a decrease in patent litigation activity in the current period of $2.6 million offset by increases in the Life Science segment of $0.2 million for realignment of existing and establishment of new global operating units and increases in other legal costs of $1.0 million.

          Interest income decreased by $3.1 million or 84% to $0.6 million during the 2009 period compared to $3.7 million during the 2008 period. Interest income decreased during the 2009 period due to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve and lower invested balances. The Company earns interest by investing primarily in short term and liquid U.S. government instruments and money market accounts.

          Other income was $0.1 million during the 2009 period versus $0.2 million in the year ago period.

          The loss on foreign currency was $0.7 million during the 2009 period. During the 2009 period, the Company’s Life Sciences segment incurred a non-cash foreign currency loss of approximately $0.7 million on an intercompany term loan denominated in pounds sterling due to the strengthening of the US dollar as at July 31, 2009 versus July 31, 2008.

          The Company’s effective income tax rate (provision) benefit for the 2009 period was (0.4%), compared to 2.2% during the 2008 period. The tax provision for both periods was based on state and local taxes and book to tax differences for inventory acquired from Biomol and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

          Segment Results

          The Life Sciences segment’s income before taxes was approximately $1.7 million for the 2009 period and $3.4 million for the 2008 period. Revenues from product shipments increased by $12.5 million primarily due to the inclusion of products sales of $12.1 million from Biomol and Assay Designs in the 2009 period. Royalty and license fee income increased $1.7 million primarily from the existing Qiagen and Abbott licensing and royalty agreements.

          The segment’s gross margin of $23.2 million increased $6.6 over the prior year period, after being negatively impacted by a $2.2 million fair value adjustment attributed to the sale of inventory acquired from Biomol and Assay Designs. Segment operating expenses, including selling, general and administrative and legal of $14.9 million and research and development of $5.9 million, increased by approximately $7.5 million during the 2009 period primarily due to the inclusion of Biomol and Assay Designs expenses of $7.5 million. The 2009 expenses include amortization of intangibles of $1.2 million, $0.4 million in legal costs to establish new and realign existing global entities, and marketing costs of $0.2 million relating to the integration of our brands. The segment experienced a non-cash foreign currency loss of $0.7 million resulting from an intercompany loan denominated in pounds sterling. In aggregate, the inventory fair value adjustment, amortization of intangibles, the one-time legal and marketing costs and the non-cash foreign currency loss, negatively impacted the segment operating results by $4.7 million.

          The Clinical Labs segment’s loss before taxes was $7.3 million for the 2009 period as compared to income before taxes of $2.0 million in the 2008 period. The 2009 results were negatively impacted by lower service volume of $2.5 million partially due to a charge of $2.3 million relating to contractual adjustments discussed above, The decrease in the 2009 period’s gross margin of $6.6 million was due to the decreased service revenues, change in fiscal 2009 payer mix and increased cost of laboratory services. Selling, general and administrative increased approximately $1.1 million primarily due to increases in office support salaries and operational costs to maintain the facility. The provision for uncollectible accounts increased by $1.5 million primarily due to an increased provision related to the legacy billing system and the correction of the previously noted immaterial error $0.6 million in the allowance for doubtful accounts related to fiscal 2008. The segment earned interest in the 2009 period of $0.1 million and $0.2 million in the 2008 period.

          The Therapeutics segment’s loss before income taxes was approximately $3.4 million for the 2009 period as compared to a loss of $5.1 million for the 2008 period. The decrease in the loss of $1.7 million was primarily due to a decrease in clinical trial activities of $1.8 million offset by a non-recurring government grant of $0.1 million which was recognized in the 2008 period.

          The Other segment’s loss before taxes for the 2009 period was approximately $14.6 million compared to $11.3 million in the 2008 period, an increase of $3.3 million. Selling, general, and administrative and legal increased by $0.3 million as the result of a $1.6 million decrease in legal expenses due to decreased patent litigation activity, partially offset by increases in professional and consulting fees of $1.2 million, and payroll and related costs of $0.7 million. The decrease in interest income of $2.9 million due to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve and lower levels of cash available for investment.

          Results of Operations

Comparative Financial Data for the Fiscal Years Ended July 31,
(in 000’s)

	2008	2007	Increase (Decrease)	% Change

Revenues:
Product revenues	$28,087	$6,658	$21,429	322
Royalty and license fee income	7,630	5,820	1,810	31
Clinical laboratory services	42,078	40,430	1,648	4

Total revenues	77,795	52,908	24,887	47

Costs and expenses and other (income):
Cost of product revenues	19,159	5,034	14,125	281
Cost of laboratory services	22,209	19,151	3,058	16
Research and development	8,637	9,393	(756)	(8)
Selling, general, and administrative	33,272	25,348	7,924	31
Provision for uncollectible accounts receivable	3,716	4,653	(937)	(20)
Legal expenses	5,588	10,295	(4,707)	(46)
Interest income	(3,696)	(5,092)	1,396	(27)
Other loss (income)	(171)	(2,699)	2,528	(94)
Foreign currency (gain)	(27)	—	(27)	—

Total costs and expenses – net	88,687	66,083	22,604	34

Loss before income taxes	(10,892)	(13,175)	2,283	17
Benefit (provision) for income taxes	239	(85)	324	—

Net loss	$(10,653)	$(13,260)	$2,607	20

          Fiscal 2008 Compared to Fiscal 2007

          Consolidated Results

          The “2008 period” and the “2007 period” refer to the fiscal years ended July 31, 2008 and 2007, respectively. The 2008 period includes the full year results of Axxora which was acquired on May 31, 2007 and the results of Biomol from May 8, 2008, the date of acquisition, to July 31, 2008.

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

          The cost of clinical laboratory services during the 2008 period was $22.2 million as compared to $19.2 million in the prior period, an increase of $3.0 million or 16%. Due to the increased volume of patients serviced and tests performed, the Company incurred increased costs primarily relating to reagent costs of $1.4 million, laboratory personnel costs of $1.1 million, outside reference lab costs of $0.1 million, and other related laboratory costs of $0.2 million.

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

          Selling, general and administrative expenses were approximately $33.3 million during the 2008 period as compared to $25.3 million in the 2007 period, an increase of $8.0 million or 31%. Included in the 2008 period is approximately $6.8 million of selling, general and administrative expenses increases related to the full year of Axxora and Biomol expenses from the date of acquisition. The increase in the other Companies’ operations of approximately $1.5 million was primarily due to payroll and payroll related costs of $1.8 million and professional fees of $0.3 million offset by a decrease in information technology costs of $0.3 million and a decrease in insurance costs of $0.3 million.

          The provision for uncollectible accounts receivable, primarily relating to the clinical laboratory segment was $3.7 million for the 2008 period as compared to $4.7 million in the 2007 period, the decrease of $0.9 million or 20% was due to improved billing and collections procedures.

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

          The Company’s effective tax rate benefit (provision) for the 2008 period was 2.2%, compared to (1.0%) during the 2007 period. The tax benefit for the 2008 period was based on state and local taxes, book to tax differences for inventory acquired from Axxora, and taxes and interest incurred from a local tax audit and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

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

          The Clinical Laboratory segment’s income before taxes was $2.0 million for the 2008 period as compared to $3.3 million in the 2007 period. The 2008 period was positively impacted by an increase in laboratory service revenues of $1.6 million or 4%, due to the expansion of an insurance provider agreement effective January 2007. The gross profit was negatively impacted by an increase in the cost of laboratory services of $3.0 million as compared to the 2007 period. In the 2008 period the selling, general and administrative costs increased by approximately $0.9 million due primarily due to increases in sales commissions of $0.3 million and payroll and payroll related costs of $0.6 million, attributable to the increase in service revenues. The provision for uncollectible accounts receivables decreased by $1.0 million due to improved billing and collection procedures. The segment also earned interest in the 2008 period of $0.2 million on its cash generated by operations.

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

          The Other segment’s loss before taxes for the 2008 period was approximately $11.3 million, a decrease of $3.1 million as compared to $14.4 million in the 2007 period. The Other segment’s 2008 period loss reflects a decrease in legal expenses of $4.9 million due to a decrease in patent litigation activity in the current period compared to the 2007 period, partially offset by an increase in general and administrative expenses of $0.2 million, and a decrease in interest income of $1.5 million due to lower levels of cash available for investment and declining interest rates.

          Liquidity and Capital Resources

          At July 31, 2009, our cash and cash equivalents were $6.9 million and short-term investments of $43.3 million, or $50.2 million in aggregate as compared to $78.3 at July 31, 2008. Short-term investments are in U.S. Government instruments. We had working capital of $60.5 million at July 31, 2009 compared to $92.4 million at July 31, 2008. In 2009, the decrease of $ 31.9 million was primarily due to the use of cash for acquisitions of approximately $14.5 million, cash used in operations of $11.5 million and $2.7 million used for capital expenditures.

          Net cash used in operating activities for the year ended July 31, 2009 was approximately $11.5 million as compared to net cash used in operating activities of $8.6 million for the year ended July 31, 2008. The increase in net cash used in operating activities in fiscal 2009 of $2.9 million was due to the net change in operating assets and liabilities, primarily due to changes in accounts receivable, accounts payable, accrued liabilities and deferred revenue, as compared to the prior year and the impact of non cash items offset by the $12.9 million increase in the net loss.

          In fiscal 2009, net cash used in investing activities was approximately $60.2 million as compared to the fiscal 2008 net cash used of $18.8 million. Fiscal 2009 uses were primarily due to: net purchases of short-term investment of $43.3 million, acquisitions of $14.5 million, of which $13.0 million related to the acquisition of Assay Designs, Inc., inclusive of acquisition costs, and an additional purchase price of $1.5 million relating to the Biomol earn-out and capital expenditures of approximately $2.7 million.

          In fiscal 2009, net cash provided by financing activities was approximately $0.4 million as compared to $0.5 million in fiscal 2008, arising in both years from the proceeds from the exercise of stock options.

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

          Effect of New Accounting Pronouncements

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective for the Company’s interim reporting period ending on October 31, 2009. The Company does not anticipate the adoption of SFAS No. 168 will have a material impact on its financial position, results of operations or cash flows.

          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. During the three months ended July 31, 2009, the Company adopted SFAS SFAS 165. In response to SFAS 165, management has evaluated subsequent events through October 14, 2009, which is the date that the Company’s financial statements were filed.

          In April 2009, the FASB issued FSP SFAS No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, ” FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), “Business Combinations.” The FSP will carry forward the requirements in SFAS No. 141, “Business Combinations,” for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for the Company’s business combinations for which the acquisition date is on or after August 1, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 141(R)-1 on its consolidated financial position, results of operations and cash flows.

          In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1,“Interim Disclosures about Fair Value of Financial Instruments”. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on October 31, 2009.

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

          In December 2007, the FASB issued Statement No. 141 (revised 2007),“Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired.

          SFAS No. 141R further requires that: 1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration, 2) acquisition-related costs will be expensed as incurred rather than capitalized as part of the purchase price, 3) reversal of valuation allowances created in purchase accounting will be recorded through the income tax provision, 4) in order to accrue for a restructuring plan in purchase accounting, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, would have to be met at the acquisition date. SFAS No. 141R also establishes disclosure requirements that will require disclosure of the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for the Company that may be completed on or after August 1, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact is solely dependent on the terms of any business combination entered into by the Company on or after August 1, 2009.

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

          The following is a summary of future payments under the Company’s contractual obligations as of July 31, 2009:

Payments Due by Period

In 000’s	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Real estate and equipment leases	$20,316	$4,410	$7,195	$4,565	$4,146
Employment agreements	3,159	1,948	1,211	—	—

Total contractual cash obligations	$23,475	$6,358	$8,406	$4,565	$4,146

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

          The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Year ended July 31 2009		Year ended July 31 2008		Year ended July 31 2007

Revenue category	(In 000’s)	(in %)	(In 000’s)	(in %)	(In 000’s)	(in %)

Medicare	$9,138	23	$9,078	22	$8,478	21
Third-party payers	20,073	51	24,768	59	25,060	62
Patient self-pay	6,056	15	3,582	8	2,952	7
HMO’s	4,337	11	4,650	11	3,940	10

Total	$39,604	100%	$42,078	100%	$40,430	100%

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

          Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 25%, 26%, and 20% of the Clinical Labs services net revenues for the fiscal years ended July 31, 2009, 2008 and 2007 respectively.

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

          During the years ended July 31, 2009, 2008 and 2007, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 80.8%, 81.8% and 79.0%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

          The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $2,040,000 and $2,316,000, for the years ended July 31, 2009 and 2008, respectively, and a change in the net accounts receivable of approximately $287,000 and $301,000 as of July 31, 2009 and 2008, respectively.

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

          The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2009 and 2008, approximately 40% and 58%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York Metropolitan and New Jersey areas. The Life Sciences segment’s accounts receivable, of which $2.1 million or 28% and $3.3 million or 51% represents foreign receivables as of July 31, 2009 and 2008 respectively, includes royalty receivables of $2.5 and $2.1 million, as of July 31, 2009 and 2008, respectively, of which approximately $1.9 million and $1.5 million, respectively is from Qiagen Corporation.

          Net accounts receivable

	As of July 31, 2009		As of July 31, 2008

Billing category	(In 000’s)	(in %)	(In 000’s)	(in %)

Clinical Labs
Medicare	$1,113	22	$1,600	18
Third party payers	2,003	40	4,610	52
Patient self-pay	1,635	32	2,144	24
HMO’s	303	6	537	6

Total clinical labs	5,054	100%	8,891	100%

Total life sciences	7,426		6,457

Total accounts receivable	$12,480		$15,348

          Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	July 31, 2009	July 31, 2008

Beginning balance	$886	$1,404
Provision for doubtful accounts	5,189	3,716
Write-offs, net	(1,289)	(4,234)

Ending balance	$4,786	$886

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

          The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the years ended July 31, 2009 and 2008, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

          During the period ended 2009 versus 2008, our bad debt expense and related allowance for doubtful accounts increased by $1.5 million, as a result of the impact of 1) increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system, 2) the correction of the aforementioned $0.6 million immaterial error in the allowance for doubtful accounts relating to fiscal 2008, and 3.) increased provisions required based on changes in payer mix. The Company is presently managing two systems until the legacy system collection efforts are deemed completed.

          Billing for laboratory services is complicated because of many factors, especially: the differences between our standard gross fee schedule for all payers and the reimbursement rates of the various payers we deal with, disparity of coverage and information requirements among the various payers, and disputes with payers as to which party is responsible for reimbursement.

          The following table indicates the Clinical Labs aged gross receivables by payer group (in thousands), which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments. The amounts as of July 31, 2009 are from the Company’s new billing system and the amounts as of July 31, 2008 are from the Company’s legacy billing system. The fully reserved amount as of July 31, 2009 is for billing from the new system only. As of July 31, 2009, all uncollected receivables from the legacy billing system have been fully reserved.

As of July 31, 2009	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$19,251	70%	$3,193	61%	$9,695	73%	$2,882	51%	$3,481	99%
31-60 days	4,508	17%	894	16%	1,957	15%	1,635	29%	22	1%
61-90 days	1,783	6%	256	5%	680	5%	836	15%	11	—%
91-120 days	1,039	4%	249	5%	483	4%	280	5%	7	—%
121-150 days	335	1%	134	3%	202	2%	—	—%	4	—%
Greater than 150 days*	621	2%	536	10%	100	1%	—	—%	—	—%

Totals	$27,537	100%	$5,262	100%	$13,117	100%	$5,633	100%	$3,525	100%

As of July 31, 2008	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$15,879	56%	$3,278	44%	$7,019	62%	$1,654	29%	$3,928	94%
31-60 days	4,038	14%	725	10%	2,196	19%	960	17%	157	4%
61-90 days	1,836	6%	468	6%	636	6%	682	12%	50	1%
91-120 days	1,460	5%	291	4%	534	5%	614	11%	21	1%
121-150 days	1,074	4%	192	3%	548	5%	323	5%	11	0%
Greater than 150 days**	4,300	15%	2,412	33%	380	3%	1,506	26%	2	0%

Totals	$28,587	100%	$7,366	100%	$11,313	100%	$5,739	100%	$4,169	100%

** Total includes $340 fully reserved over 210 days as of July 31, 2009.

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

          Inventory

          The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At July 31, 2009 and 2008, our reserve for excess and obsolete inventory was $1,005,000 and $637,000 respectively.

          Goodwill and Indefinite-Lived Intangibles

     Goodwill, representing the cost of acquired businesses in excess of the fair value of net assets acquired, and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment. The Company performs its annual impairment test as of the first day of its fiscal fourth quarter or if indicators of potential impairment exist. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. The fair value of a reporting unit, which is based on geographic region, is estimated using both a discounted cash flow model and a weighted average multiple of earnings before interest and taxes from comparable companies. To date, there have been no impairment charges recorded. As of May 1, 2009, one of the Company’s reporting unit’s fair value exceeded its carrying value by 10%. This reporting unit’s goodwill was $5.3 million at the date of our annual impairment test. In determining fair value, the Company makes certain judgments, including the identification of reporting units and the selection of comparable companies. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record an impairment charge.

          Intangible Assets

     Intangible assets (exclusive of patents), arose primarily from acquisitions and primarily consist of customer relationships, trademarks, licenses, employment and non-compete agreements, and website and database content. Finite-lived intangible assets are amortized according to their estimated useful lives, which range from 4 to 15 years. The Company has capitalized certain legal costs directly incurred in pursuing patent applications as patent costs. When such applications result in an issued patent, the related costs are amortized over a ten year period or the life of the patent, whichever is shorter, using the straight-line method. The Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

          Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to market risk from changes in foreign currency exchange rates resulting from the recent acquisitions with foreign locations (See Item 1A. Risk Factors and Note 2 in the notes to consolidated financial statements) and, to a much lesser extent, interest rates on investments in short-term instruments, that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools.

          Foreign Currency Exchange Rate Risk

          The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2009, our assets and liabilities would increase or decrease by $2.0 million and $0.5 million, respectively, and our net sales and net earnings would increase or decrease by $1.6 million and $0.1 million, respectively, on an annual basis.

          We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2009, our pre-tax earnings would be favorably or unfavorably impacted by approximately $0.5 million on an annual basis.

          Interest Rate Risk

          Our excess cash is invested in highly liquid short term US government instruments and money market funds with high credit ratings. Changes in interest rates may affect the investment income we earn on cash and cash equivalents and therefore affect our cash flows and results of operations. As of July 31, 2009, we were exposed to interest rate change market risk with respect to our short-term investments in US Government instruments of $43.3 million. The short-term investments bear interest rates ranging from 0% to 0.5%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the short-term investments by approximately $0.5 million on an annual basis.

          As of July 31, 2009, we did not maintain any fixed or variable interest rate financing.

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

          Item 9A. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

          Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of July 31, 2009, and that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          Changes in Internal Control over Financial Reporting

          There was no change in our internal control over financial reporting during the fourth quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          Management’s evaluation did not include assessing the effectiveness of internal controls over financial reporting at Assay Designs Inc, (“ADI”), which was acquired March 12, 2009, and whose financial statements reflect total assets and net revenues of 10.1% and 4.5% respectively, of the consolidated financial statements as of and for the year ended July 31, 2009. Management has opted to exclude ADI from its assessment based upon the SEC’s comments in “Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, Frequently Asked Questions (“FAQ”) (revised October 6, 2004)”. The response to FAQ No. 3 states that the SEC “would not object to management referring in the report to a discussion in the registrant’s Form 10-K or 10-KSB regarding the scope of the assessment and to such disclosure noting that management excluded the acquired business from management’s report on internal control over financial reporting”.

          Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of July 31, 2009. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of July 31, 2009. This report, in which Ernst & Young LLP has expressed an unqualified opinion, appears in this Item 9A.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited Enzo Biochem, Inc.’s (“the Company”) internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Enzo Biochem, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Assay Designs, Inc. which is included in the 2009 consolidated financial statements of Enzo Biochem, Inc., and constituted 10.1% and 10.2% of total and net assets, respectively, as of July 31, 2009 and $4,100,000 and ($1,200,000) of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Enzo Biochem, Inc. also did not include an evaluation of the internal control over financial reporting of Assay Designs, Inc.

In our opinion, Enzo Biochem, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enzo Biochem, Inc. as of July 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended July 31, 2009 of Enzo Biochem, Inc. and our report dated October 14, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Melville, New York
October 14, 2009

Item 9B.	Other Information

          None

          PART III

Item 10.	Directors, Executive Officers and Corporate Governance

          The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2009 and is incorporated herein by reference.

Item 11.	Executive Compensation

          The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2009 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2009 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2009 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

          The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 27, 2009 and is incorporated herein by reference.

          PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements
		Consolidated Balance Sheets - July 31, 2009 and 2008
		Consolidated Statements of Operations- Years ended July 31, 2009, 2008 and 2007
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) - Years ended July 31, 2009, 2008 and 2007
		Consolidated Statements of Cash Flows - Years ended July 31, 2009, 2008 and 2007
		Notes to Consolidated Financial Statements.

	(2)	Financial Statement Schedule

              Schedule II - Valuation and Qualifying Accounts

          All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

(3)	Exhibits

The following documents are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit No.	Description

3(a)	Certificate of Incorporation, as amended March 17, 1980. (1)

3(b)	June 16, 1981 Certificate of Amendment of the Certificate of Incorporation. (2)

3(c)	Certificate of Amendment to the Certificate of Incorporation. (3)

3(d)	Amended and restated Bylaws. (14)

10 (c)	Employment Agreements with Elazar Rabbani. (5)

10(d)	Employment Agreement with Shahram Rabbani. (5)

10(e)	Employment Agreement with Barry Weiner. (5)

10(f)	1994 Stock Option Plan. (6)

10(g)	1999 Stock Option Plan. (7)

10 (h)	Amendment to Elazar Rabbani’s employment agreement. (8)

10 (i)	Amendment to Shahram Rabbani’s employment agreement. (8)

10 (j)	Amendment to Barry Weiner’s employment agreement. (8)

10 (k)	2005 Equity Compensation Incentive Plan (10)

10 (l)	Lease agreement with Pari Management (11)

10 (m)	Settlement and Release Agreement between the Company and Sigma Aldrich (12)

10 (n)	Stock Purchase Agreement By and Among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the Stock holders, Option holders and Warrant holders (13)

10 (o)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties (14)

10 (p)	Asset Purchase Agreement By and Among Enzo Life Sciences, Acquisition, Inc. and Assay Designs, Inc. (15).

14 (a)	Code of Ethics (10)

21	Subsidiaries of the registrant:

Enzo Clinical Labs, Inc., a New York corporation.
Enzo Life Sciences, Inc., a New York corporation.
Enzo Therapeutics, Inc., a New York corporation.
Enzo Realty, LLC, a New York Corporation

23	Consent of Independent Registered Public Accounting Firm filed herewith.

31 (a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31 (b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32 (a)	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32 (b)	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

Notes to exhibits

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July31, 1989 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July31, 1994 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July31, 1995 and is incorporated herein by reference.

(7)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(8)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July31, 2000 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July31, 2004 and is incorporated herein by reference.

(10)	This exhibit was filed as an exhibit to the Company’s Proxy Statement of Schedule 14A filed on January 19, 2005 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July31, 2006 and is incorporated herein by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K May 30, 2007 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(15)	This exhibit was filed with the Company’s Current Report on Form 8-K March 13, 2009 and is incorporated herein by reference.

(b)	See Item 15(a) (3), above.

(c)	See Item 15(a) (2), above.

          SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: October 14, 2009	By:	/s/ Elazar Rabbani Ph.D.

Chairman of the Board

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani Ph.D.	October 14, 2009

Elazar Rabbani,
Chairman of Board of Directors
(Principal Executive Officer)

By: /s/ Barry W. Weiner	October 14, 2009

Barry W. Weiner,
President, Chief Financial Officer, Principal Accounting Officer and Director

Shahram K. Rabbani,
Secretary, Treasurer and Director

By: /s/ Irwin Gerson	October 14, 2009

Irwin Gerson, Director

By: /s/ Stephen B. H. Kent Ph.D.	October 14, 2009

Stephen B. H. Kent, Director

By: /s/ Bernard L. Kasten MD	October 14, 2009

Bernard Kasten, Director

By: /s/ Melvin F. Lazar	October 14, 2009

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. (“the Company”) as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended July 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, effective August 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enzo Biochem Inc.’s internal control over financial reporting as of July 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 14, 2009 expressed an unqualified opinion.

/s/ Ernst & Young LLP
Melville, New York
October 14, 2009

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 31, 2009	July 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$6,929	$78,322
Short term investments	43,306	—
Accounts receivable, net of allowance for doubtful accounts of $4,786 in 2009 and $886 in 2008	12,480	15,348
Inventories	9,264	9,514
Prepaid expenses	2,482	2,496

Total current assets	74,461	105,680

Property, plant, and equipment, net	11,323	9,053
Goodwill	24,896	21,321
Intangible assets, net	22,009	17,656
Other	439	812

Total assets	$133,128	$154,522

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$4,242	$4,299
Accrued liabilities	8,426	7,370
Other current liabilities	1,062	1,161
Deferred taxes	213	458

Total current liabilities	13,943	13,288

Deferred revenue	38	512
Deferred taxes	2,366	2,433

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 38,589,880 at July 31, 2009 and 38,007,581 at July 31, 2008	386	380
Additional paid-in capital	306,280	303,811
Less treasury stock at cost: 735,554 shares at July 31, 2009 and 777,719 shares at July 31, 2008	(10,440)	(11,331)
Accumulated deficit	(179,721)	(156,157)
Accumulated other comprehensive income	276	1,586

Total stockholders’ equity	116,781	138,289

Total liabilities and stockholders’ equity	$133,128	$154,522

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended July 31,

	2009	2008	2007

Revenues:
Product revenues	$40,592	$28,087	$6,658
Royalty and license fee income	9,376	7,630	5,820
Clinical laboratory services	39,604	42,078	40,430

	89,572	77,795	52,908

Costs and expenses and other (income):
Cost of product revenues	26,766	19,159	5,034
Cost of clinical laboratory services	26,295	22,209	19,151
Research and development expense	9,220	8,637	9,393
Selling, general, and administrative expense	41,314	33,272	25,348
Provision for uncollectible accounts receivable	5,189	3,716	4,653
Legal expense	4,195	5,588	10,295
Interest income	(581)	(3,696)	(5,092)
Other income	(74)	(171)	(2,699)
Foreign exchange loss (gain)	725	(27)	—

	113,049	88,687	66,083

Loss before income taxes	(23,477)	(10,892)	(13,175)
(Provision) benefit for income taxes	(87)	239	(85)

Net loss	($23,564)	($10,653)	($13,260)

Net loss per common share:
Basic	($0.63)	($0.29)	($0.38)

Diluted	($0.63)	($0.29)	($0.38)

Weighted average common shares outstanding:
Basic	37,511	36,883	35,017

Diluted	37,511	36,883	35,017

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended July 31, 2009, 2008, and 2007
(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive income (loss)

Balance at July 31, 2006	32,844,200	569,700	$328	$236,002	$(8,499)	$(132,244)	$—	$95,587

Net (loss) for the year ended July 31, 2007	—	—	—	—	—	(13,260)	—	(13,260)	$(13,260)
Net proceeds from issuance of common stock	4,285,715	—	43	56,954	—	—	—	56,997	—
Purchase of treasury stock	—	26,756			(416)	—	—	(416)	—
Exercise of stock options	95,525		1	915	—	—	—	916	—
Issuance of stock for employee 401(k) plan match	29,370	—	—	421	—	—	—	421	—
Vesting of restricted stock	25,913	—	—	—	—	—	—	—	—
Stock based compensation charges	—	—	—	1,477	—	—	—	1,477	—
Stock based compensation for consulting services	—	—	—	130	—	—	—	130	—
Foreign currency translation adjustments	—	—	—	—	—	—	42	42	42

Comprehensive (loss)									$(13,218)

Balance at July 31, 2007	37,280,723	596,456	372	295,899	(8,915)	(145,504)	42	141,894

Net (loss) for the year ended July 31, 2008	—	—	—	—	—	(10,653)	—	(10,653)	$(10,653)
Purchase of treasury stock	—	181,263			(2,416)	—	—	(2,416)	—
Exercise of stock options	267,345		3	2,881	—	—	—	2,884	—
Vesting of restricted stock	70,963	—	1	—	—	—	—	1	—
Stock based compensation charges	—	—	—	1,566	—	—	—	1,566	—
Issuance of stock for employee 401(k) plan match	36,550	—	—	481	—	—	—	481	—
Issuance of stock for acquisition	352,000	—	4	2,996	—	—	—	3,000	—
Common stock issuance costs adjustment		—	—	(12)	—	—	—	(12)
Foreign currency translation adjustments	—	—	—	—	—	—	1,544	1,544	1,544

Comprehensive (loss)									$(9,109)

Balance at July 31, 2008	38,007,581	777,719	380	303,811	(11,331)	(156,157)	1,586	138,289

Net (loss) for the year ended July 31, 2009	—	—	—	—	—	(23,564)	—	(23,564)	$(23,564)
Purchase of treasury stock	—	99,985			(1,126)	—	—	(1,126)	—
Exercise of stock options	251,162		3	1,471	—	—	—	1,474	—
Vesting of restricted stock	128,941	—	1	—	—	—	—	1	—
Stock based compensation charges	—	—	—	1,435	—	—	—	1,435	—
Issuance of treasury stock for employee 401(k) plan match	—	(142,150)	—	(1,435)	2,017	—	—	582	—
Issuance of stock for acquisition earn out	202,196	—	2	998	—	—	—	1,000	—
Foreign currency translation adjustments	—	—	—	—	—	—	(1,310)	(1,310)	(1,310)

Comprehensive (loss)									$(24,874)

Balance at July 31, 2009	38,589,880	735,554	$386	$306,280	$(10,440)	$(179,721)	$276	$116,781

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended July 31,

	2009	2008	2007

Cash flows from operating activities:
Net loss	($23,564)	($10,653)	($13,260)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	2,185	1,488	1,038
Amortization of intangible assets	1,277	658	151
Provision for uncollectible accounts receivable	5,189	3,716	4,653
Write-off and/or reserve for obsolete inventory	378	283	360
Deferred income tax (benefit) provision	—	(644)	(178)
Share based compensation charges	1,435	1,566	1,477
Issuance of common stock for 401(k) employer match	582	481	421
Deferred revenue recognized	(475)	(426)	—
Gain on termination of officers life insurance policies	—	(313)	—
Options issued to consultants	—	—	130
Foreign exchange loss on intercompany loan	697	—	—
Other	—	—	10

Changes in operating assets and liabilities:
Accounts receivable	(1,409)	(2,837)	(6,086)
Inventories	2,269	1,012	533
Prepaid expenses	208	(574)	31
Recoverable and prepaid income taxes	—	—	1,931
Accounts payable – trade	(571)	(1,060)	429
Accrued liabilities	528	(1,066)	2,892
Other current liabilities	(206)	(195)	74
Deferred revenue	—	—	1,628

Adjustments	12,087	2,089	9,494

Net cash used in operating activities	(11,477)	(8,564)	(3,766)

Cash flows from investing activities:
Capital expenditures	(2,709)	(3,231)	(1,448)
Proceeds from termination of officers life insurance	—	1,085	—
Maturities of short term investments	318,650	—	—
Purchases of short term investments	(361,956)	—	—
(Increase) decrease in cash surrender values	—	—	(75)
Decrease (increase) in security deposits and other	384	(491)	(14)
Acquisitions, net of cash acquired	(14,541)	(16,144)	(16,888)

Net cash used in investing activities	(60,172)	(18,781)	(18,425)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	56,997
Proceeds from the exercise of stock options	348	470	500
Issuance costs from issuance of common stock	—	(12)	—

Net cash provided by financing activities	348	458	57,497

Effect of exchange rate changes on cash and cash equivalents	(92)	60	(11)

(Decrease) increase in cash and cash equivalents	(71,393)	(26,827)	35,295
Cash and cash equivalents - beginning of year	78,322	105,149	69,854

Cash and cash equivalents - end of year	$6,929	$78,322	$105,149

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

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

On March 12, 2009, Enzo Life Sciences, Inc. and Enzo Life Sciences Acquisition, Inc., a newly formed wholly owned subsidiary of Enzo Life Sciences, Inc. (“Acquisition Sub”), entered into an asset purchase agreement (“Purchase Agreement”) dated as of March 12, 2009 with Assay Designs, Inc. (“Assay Designs”). Assay Designs, a privately owned company with annual sales of approximately $11 million, was engaged in researching, developing, manufacturing, distributing, marketing and selling specialty immunological and biochemical protein detection kits, assays, reagents, antibodies, recombinant proteins and related products and providing related services for use in the biotechnology, pharmaceutical and life sciences research industries (“Business”). Under the terms of the Purchase Agreement, Acquisition Sub purchased from Assay Designs substantially all of its assets, including trade accounts receivable, inventory, fixed assets, and intellectual property, used in or related to the Business and assumed certain of Assay Designs’ liabilities, including trade accounts payable, capital lease obligations and certain other current liabilities. The Assay Design Acquisition strengthens the Company’s position as a global provider of life sciences reagents by broadening our product offerings and manufacturing capabilities (see Note 2).

On May 8, 2008, Enzo Life Sciences, Inc. (“Enzo Life Sciences”), a wholly-owned subsidiary of the Company, acquired substantially all assets and certain liabilities of Biomol International L.P. (“Biomol LP”) and the issued and outstanding capital stock of Affiniti, Limited, a wholly owned subsidiary of Biomol L.P., referred to as “Biomol”. Biomol is a developer, manufacturer and distributor of reagents for the research and biochemical industries and is based in the U.S. and its wholly-owned subsidiary is located in Exeter, United Kingdom. Biomol utilizes third-party distributors located in other major markets throughout the world. As a result of this transaction, Enzo Life Sciences has expanded its product offerings, both through internal manufacturing and distribution, and increases its geographic distribution (see Note 2).

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

Principles of consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc., Enzo Therapeutics, Inc. and Enzo Realty LLC (“Realty”). All intercompany transactions and balances have been eliminated. The results of operations for companies acquired are included in the consolidated financial statements from the effective date of the acquisition.

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
July 31, 2009 and 2008

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid US Government instruments with maturities of three months or less at the time acquired by the Company and money market funds.

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
July 31, 2009 and 2008

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

The following are tables of the Clinical Lab segment’s net revenues and revenue percentages by revenue category:

	2009		Years ended July 31 2008		2007

Revenue category	(In 000’s)	(in %)	(In 000’s)	(in %)	(In 000’s)	(in %)

Medicare	$9,138	23	$9,078	22	$8,478	21
Third-party payers	20,073	51	24,768	59	25,060	62
Patient self-pay	6,056	15	3,582	8	2,952	7
HMO’s	4,337	11	4,650	11	3,940	10

Total	$39,604	100%	$42,078	100%	$40,430	100%

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

Other than the Medicare program, United Healthcare of New York whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories, represents 25%, 26% and 20% of the Clinical labs segment net revenue for the fiscal year ended July 31, 2009, 2008 and 2007 respectively.

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

During the years ended July 31, 2009, 2008 and 2007, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 80.8%, 81.8% and 79.0%, respectively, of gross billings.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

For the Clinical Labs segment, the allowance for doubtful accounts represents amounts that the Company does not expect to collect after the Company has exhausted its collection procedures. The Company estimates its allowance for doubtful accounts in the period the related services are billed and adjusts the estimate in future accounting periods as necessary. It bases the estimate for the allowance on the evaluation of historical collection experience, the aging profile of accounts receivable, payer mix and other relevant factors.

During the years ended July 31, 2009 and 2008, the Company determined an allowance for doubtful accounts for customers whose accounts receivable have been outstanding less than 210 days and wrote off 100% of accounts receivable over 210 days, as it determined based on historical trends that those accounts were uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At July 31, 2009 and 2008, approximately 40% and 58%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York Metropolitan and New Jersey areas.

The Life Sciences segment’s accounts receivable includes royalties receivable of $2.5 million and $2.1 million, as of July 31, 2009 and 2008, respectively, of which approximately $1.9 million and $1.5 million, respectively is from Qiagen Corporation (see Note 13).

The following is a table of the Company’s net accounts receivable by segment.

Net accounts receivable Billing category	As of July 31, 2009		As of July 31, 2008

Clinical Labs	(In 000’s)	(in %)	(In 000’s)	(in %)

Medicare	$1,113	22	$1,600	18
Third party payers	2,003	40	4,610	52
Patient self-pay	1,635	32	2,144	24
HMO’s	303	6	537	6

Total Clinical Labs	5,054	100%	8,891	100%

Total Life Sciences	7,426		6,457

Total accounts receivable	$12,480		$15,348

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	July 31, 2009	July 31, 2008

Beginning balance	$886	$1,404
Provision for doubtful accounts	5,189	3,716
Write-offs	(1,289)	(4,234)

Ending balance	$4,786	$886

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Appropriate consideration is given to obsolescence and other factors in evaluating net realizable value. Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead acquired inventories are recorded at fair value.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. No indicators of impairment were identified during the years ended July 31, 2009, 2008 or 2007.

Goodwill and Indefinite-Lived Intangibles

Goodwill, representing the cost of acquired businesses in excess of the fair value of net assets acquired, and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment. The Company performs its annual impairment test as of the first day of its fiscal fourth quarter or if indicators of potential impairment exist. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. The fair value of a reporting unit, which is based on geographic region, is estimated using both a discounted cash flow model and a weighted average multiple of earnings before interest and taxes from comparable companies. In determining fair value, the Company makes certain judgments, including the identification of reporting units and the selection of comparable companies. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record an impairment charge. To date, there has been no impairment charges recorded.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

The Company has capitalized certain legal costs directly incurred in pursuing patent applications as patent costs. When such applications result in an issued patent, the related costs are amortized over a ten year period or the life of the patent, whichever is shorter, using the straight-line method. The Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

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

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in Selling, general and administrative expense, approximated $634,000, $113,000 and $12,000 for the years ended July 31, 2009, 2008 and 2007, respectively.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2009, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

Net income (loss) per share

The Company applies SFAS No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 establishes standards for computing and presenting earnings per share. Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method in accordance with SFAS 128. Diluted weighted average shares outstanding for fiscal 2009, 2008 and 2007 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same in fiscal 2009, 2008 and 2007. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share during the years ended July 31, 2009, 2008, and 2007 was 105,000, 240,000, and 619,000, respectively.

For the years ended July 31, 2009, 2008 and 2007, the effect of approximately 1,191,000, 1,734,000 and 873,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share pursuant to SFAS 128 for the years ended July 31:

In 000’s	2009	2008	2007

Numerator:
Net loss	$(23,564)	$(10,653)	$(13,260)

Denominator:
Weighted-average common shares outstanding- Basic	37,511	36,883	35,017

Add: effect of dilutive stock options and restricted stock	—	—	—

Weighted-average common shares outstanding - Diluted	37,511	36,883	35,017

Net loss per share
Basic	$(0.63)	$(0.29)	$(0.38)

Diluted	$(0.63)	$(0.29)	$(0.38)

Share-Based Compensation

The Company records compensation expense associated with stock options and restricted stock in accordance with SFAS No. 123(R), “Share-Based Payment.” The Company adopted the modified prospective application method provided for under SFAS 123(R) and consequently did not retroactively adjust results from prior periods. Under this transition method, compensation cost associated with stock options and awards recognized in the fiscal years ended July 31, 2009, 2008 and 2007, includes: (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of July 31, 2005 (based on grant-date fair value estimated in accordance with the original provisions of SFAS No. 123(R), and (b) compensation cost for all stock-based payments granted on or after August 1, 2005 (based on the grant-date fair value estimated in accordance with the new provision of SFAS No. 123(R)).

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

For the years ended July 31, 2009, 2008 and 2007, share-based compensation expense relating to the fair value of restricted shares and restricted stock units vested during the years ended July 31, 2009, 2008 and 2007 was approximately $1,415,000, $1,316,000, and $649,000, respectively (see Note 11). No excess tax benefits were recognized for the year ended July 31, 2009, 2008 and 2007.

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying Statement of operations for the years ended July 31:

In 000’s	2009	2008	2007

Cost of products	$8	$14	$10
Research and development	13	97	162
Selling, general and administrative	1,414	1,455	1,305

	$1,435	$1,566	$1,477

As of July 31, 2009, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based payment arrangements granted under the Company’s stock option and restricted stock plans, which will be recognized over a weighted average remaining life of approximately 1.75 years.

Effect of new accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective for the Company’s interim reporting period ending on October 31, 2009. The Company does not anticipate the adoption of SFAS No. 168 will have a material impact on its financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. During the three months ended July 31, 2009, the Company adopted SFAS SFAS 165. In response to SFAS 165, management has evaluated subsequent events through October 14, 2009, which is the date that the Company’s financial statements were filed.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP SFAS No. 141(R)-1 will amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), “Business Combinations”. The FSP will carry forward the requirements in SFAS No. 141, “Business Combinations,” for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The FSP will have the same effective date as SFAS No. 141(R), and will therefore be effective for the Company’s business combinations for which the acquisition date is on or after August 1, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 141(R)-1 on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1,”Interim Disclosures about Fair Value of Financial Instruments. “FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on October 31, 2009.

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

In December 2007, the FASB issued Statement No. 141 (revised 2007),”Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that: 1) contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration, 2) acquisition-related costs will be expensed as incurred rather than capitalized as part of the purchase price, 3) reversal of valuation allowances created in purchase accounting will be recorded through the income tax provision, 4) in order to accrue for a restructuring plan in purchase accounting, the requirements of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, would have to be met at the acquisition date. SFAS No. 141R also establishes disclosure requirements that will require disclosure of the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for the Company that may be completed on or after August 1, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact is solely dependent on the terms of any business combination entered into by the Company on or after August 1, 2009.

Reclassifications

Certain amounts in prior years have been reclassified to conform to current year presentation. In Fiscal 2009, the Company reclassified certain payroll taxes and employee benefits included in selling, general and administrative expense to cost of sales. The payroll taxes and benefits reclassed were approximately $1,146,000 and $952,000 for the years ended July 31, 2008 and 2007, respectively.

NOTE 2 - Acquisitions Assay Designs, Inc.

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

The execution of the Purchase Agreement and the closing of the transaction occurred simultaneously on March 12, 2009. The purchase price consisted of $12,228,000 in cash, exclusive of acquisition costs of approximately $540,000, and was subject to an upward or downward post-closing purchase price adjustment based on Assay Designs’ working capital as of the closing date and $328,000 representing estimated costs to consolidate an acquired facility and involuntary termination of certain employees, of which $184,000 is outstanding and included in accrued liabilities in the accompanying balance sheet at July 31, 2009. At the closing, $100,000 was held in escrow to secure the payment of any downward post-closing purchase price adjustment and $750,000 was held in escrow for 12 months to secure the payment of any indemnification obligations of Assay Designs under the Purchase Agreement. Subsequent to the acquisition date, the Company paid $270,000 in additional purchase price in connection with the working capital adjustment and released the $100,000 escrow amount.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

The Company expects the cost of the acquisition to be increased when the integration plan to consolidate a facility and the involuntary termination of certain employees is finalized. The Assay Design Acquisition strengthens the Company’s position as a global provider of life sciences reagents by broadening our product offerings and manufacturing capabilities.

The acquisition was funded with the Company’s cash. Effective March 12, 2009, Assay Designs became a wholly-owned subsidiary of Enzo Life Sciences. The consolidated financial statements include the results of operations for Assay Designs from the date of acquisition.

The following table presents the preliminary estimated fair values of the assets acquired and liabilities assumed (in thousands) as of the date of acquisition:

Current assets	$4,235
Property and equipment	1,747
Other assets	11
Intangible assets	6,360
Goodwill	1,803

Total assets acquired	14,156

Less:
Current liabilities	1,115

Total liabilities assumed	1,115

Net assets acquired	$13,041

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

In June 2009, the conditions for the first annual earn-out of $2.5 million were met and the Company recorded $2.5 million of additional goodwill. The Company issued 202,196 shares of Enzo common stock at fair value and paid $1.5 million in cash to satisfy the $2.5 million earn-out liability.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

The following table presents the fair values of the assets acquired and liabilities assumed (in thousands):

Current assets	$5,167
Property and equipment	939
Other assets	18
Intangible assets	7,660
Goodwill	9,226

Total assets acquired	23,010

Less:
Current liabilities	1,100
Deferred tax liabilities	609

Total liabilities assumed	1,709

Net assets acquired	$21,301

The purchase price allocation is based on a valuation of acquired tangible and intangible assets based on the final valuation completed in fiscal 2009. The Company determined the estimated fair value of the identifiable intangible assets based on various factors including: cost, discounted cash flow and relief from royalty approaches in determining the purchase price allocation. The excess of the total purchase price over the fair value of the net assets acquired, including the estimated fair value of the identifiable intangible assets, has been allocated to goodwill.

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
July 31, 2009 and 2008

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

On March 7, 2008, Axxora acquired 100% of the outstanding stock of a distributor of life science products in Belgium for a total consideration of approximately $229,000 in cash, net of cash acquired, including transaction costs. Liabilities assumed aggregated $369,000. Prior to the acquisition, the acquired company was a distributor of Enzo Life Science’s products as well as other unrelated manufacturers. The Company recorded goodwill of $232,000 and intangibles for customer relationships of $174,000 related to this acquisition. The consolidated financial statements presented herein include the results of operations for the acquired company from the date of acquisition. For financial reporting purposes, useful lives for the acquisitions have been assigned as follows:

Customer relationships	8 -15 years
Trademarks	Indefinite
Other intangibles	4-5 years

The following unaudited pro forma financial information presents the combined results of operations of the Company and acquisitions completed in 2009 and 2008 as if the acquisitions had occurred as of August 1, 2007. The pro forma financial information reflects appropriate adjustments for amortization of intangible assets and interest expense. The pro forma financial information presented is not necessarily indicative of either the actual consolidated operating results had the acquisition been completed at the beginning of each period or future operating results of the consolidated entities.

	Year Ended July 31,

	2009	2008

Net revenues	$96,227	$97,737
Net loss	$(24,098)	$(10,381)
Net loss per common share:
Basic and diluted	$(0.64)	$(0.28)

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

Note 3- Supplemental disclosure for statement of cash flows

In the years ended July 31, 2009, 2008, and 2007, net income taxes (refunded to) or paid by the Company approximated $220,000, $233,000, and $(1,670,000) respectively.

In fiscal 2009, certain officers of the Company exercised 206,576 stock options in a non-cash transaction. The officers surrendered 99,985 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $1.1 million, the market value of the surrendered shares, as treasury stock.

In fiscal 2008, certain officers and directors of the Company exercised 220,158 stock options in non-cash transactions. The officers surrendered 181,263 shares of previously owned shares of the Company’s common stock to exercise the stock options. The Company recorded approximately $2.4 million, the market value of the surrendered shares, as treasury stock.

In fiscal 2007, certain officers of the Company exercised 43,112 stock options in non-cash transactions. The officers surrendered 26,756 shares of previously owned shares of the Company’s common stock to exercise the stock options. The Company recorded approximately $0.4 million, the market value of the surrendered shares, as treasury stock.

Note 4 – Short term investments

At July 31, 2009 the Company’s short-term investments, whose fair value approximates cost, are in U.S. Government Treasury bills, which are purchased at discounts with remaining maturities of under ninety days.

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

At July 31, 2009, the Company’s short-term investments are classified as Level 1 assets. The Company had no short term investments or marketable securities at July 31, 2008.

Note 5 – Accumulated Other Comprehensive Income (Loss)

The following is a summary of accumulated other comprehensive loss, relating to the effect of foreign currency translation:

In 000’s	Accumulated income (loss) before tax	Tax (expense) or benefit	Accumulated income (loss) net of tax

Balance - July 31, 2006	—	—	—
Fiscal 2007 – gain on foreign currency translation	$42	—	$42

Balance - July 31, 2007	42	—	42
Fiscal 2008 – gain on foreign currency translation	1,544	—	1,544

Balance – July 31, 2008	1,586	—	1,586
Fiscal 2009 – loss on foreign currency translation	(1,310)	—	(1,310)

Balance – July 31, 2009	$276	—	$276

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

Note 6 - Inventories

At July 31, 2009 and 2008 inventories, net of reserves of $1,005,000 and $637,000, respectively, consist of:

In 000’s	2009	2008

Raw materials	$1,228	$341
Work in process	1,072	899
Finished products	6,964	8,274

	$9,264	$9,514

Note 7 – Property, plant, and equipment

At July 31, 2009 and 2008 property, plant, and equipment consist of:

In 000’s	2009	2008

Building and building improvements	$4,219	$4,199
Laboratory machinery and equipment	6,553	4,002
Office furniture and computer equipment	11,330	8,617
Leasehold improvements	4,430	4,281

	26,532	21,099
Accumulated depreciation and amortization	(15,921)	(12,758)

	10,611	8,341
Land and land improvements	712	712

	$11,323	$9,053

Note 8 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows (in thousands):

	Enzo Life Sciences	Enzo Clinical Labs	Total

August 1, 2007	$6,224	$7,452	$13,676
Acquisitions –see Note 2	7,137	—	7,137
Foreign currency translation	508	—	508

July 31, 2008	13,869	7,452	21,321
Acquisition – see Note 2	4,303	—	4,303
Other Adjustments	(148)	—	(148)
Foreign currency translation	(580)	—	(580)

July 31, 2009	$17,444	$7,452	$24,896

Intangible assets, all of which are included in the Life Science segment, consist of the following (in thousands):

	July 31, 2009			July 31, 2008

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(10,030)	$997	$11,027	$(9,929)	$1,098
Customer relationships	12,125	(1,190)	10,935	8,314	(392)	7,922
Non-compete and employment agreements	469	(280)	189	481	(126)	355
Website and acquired content	1,005	(303)	702	984	(117)	867
Licensed technology and other	588	(83)	505	737	(29)	708
Indefinitely-lived intangible assets:
Trademarks	8,681	—	8,681	6,706	—	6,706

Total	$33,895	$(11,886)	$22,009	$28,249	$(10,593)	$17,656

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

Estimated amortization expense related to these finite-lived intangible assets for the five succeeding fiscal years ending July 31 is as follows (in thousands):

2010	$1,520
2011	1,421
2012	1,337
2013	1,292
2014	1,211

At July 31, 2009, the weighted average useful lives of amortizable intangible assets were approximately 10 years.

Amortization expense for the years ended July 31, 2009, 2008, and 2007 was $1,277,000, $658,000, and $151,000, respectively.

Note 9 - Income taxes

The Company accounts for income taxes under the provisions of SFAS 109. The (provision) benefit for income taxes is as follows:

Fiscal year ended July 31, (in 000’s)	2009	2008	2007

Current (provision) benefit:
Federal	$—	$—	$—
State and local	(75)	(320)	(261)
Foreign	(12)	(85)	(2)
Deferred benefit (provision)	—	644	178

(Provision) benefit for income taxes	$(87)	$239	$(85)

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31, 2009 and 2008 are as follows:

In 000’s	July 31, 2009	July 31, 2008

Deferred tax assets:
Federal tax carryforward losses	$16,507	$10,693
Provision for uncollectible accounts receivable	1,763	309
State and local tax carry forward losses	2,080	1,478
Accrued royalties	279	456
Stock compensation	794	505
Depreciation	152	46
Research and development and other tax credit carryforwards	618	530
Realized and unrealized losses on marketable securities	138	138
Inventory	261	—
Other, net	251	236

Gross deferred tax assets	22,843	14,391

Deferred tax liabilities:
Deferred patent costs	(235)	(252)
Inventory	—	(265)
Intangibles	(2,730)	(3,039)
Prepaid expenses	(657)	(686)
Other, net	(84)	(75)

Gross deferred tax liabilities	(3,706)	(4,317)

Net deferred tax assets (liabilities) before valuation allowance	19,137	10,074
Less: valuation allowance	(21,716)	(12,965)

Net deferred tax assets (liabilities)	$(2,579)	$(2,891)

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

At July 31, 2009, the Company had net deferred tax liabilities of approximately $2.6 million which consists primarily of identifiable intangible assets and cumulative tax deductions in excess of book expenses recognized by foreign subsidiaries (see Note 2).

Deferred tax liabilities are included in the consolidated balance sheets as follows:

In 000’s	July 31, 2009	July 31, 2008

Deferred taxes:
Current	$213	$458
Non-current	2,366	2,433

	$2,579	$2,891

Pursuant to SFAS 109, the Company recorded a valuation allowance during the year ended July 31, 2009 and 2008 equal to domestic and certain foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

As of July 31, 2009, the Company had U.S. federal net operating loss carryforwards of approximately $45.8 million. The U.S. federal tax loss carryforwards, if not fully utilized, expire between 2011 and 2029. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. As of July 31, 2009, the Company has state and local tax loss carryforwards of approximately $56.8 million.

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

The components of loss before income taxes consisted of the following for the years ended July 31:

In 000’s	2009	2008	2007

United States operations	$(21,221)	$(9,605)	$(12,595)
International operations	(2,256)	(1,287)	(580)

Loss before taxes	$(23,477)	$(10,892)	$(13,175)

The benefit (provision) for income taxes were at rates different from U.S. federal statutory rates for the following reasons:

Year ended July 31,	2009	2008	2007

Federal statutory rate	34%	34%	34%
Expenses not deductible for income tax return purposes	(0.4)%	(1.1%)	(3.0%)
State income taxes, net of (benefit) of federal tax deduction	2.5%	1.4%	(1.0%)
Change in valuation allowance	(37.8)%	(32.9%)	(30.0%)
Other	1.3%	0.8%	(1.0%)

	(0.4)%	2.2%	(1.0%)

U.S. federal income taxes have not been provided on the undistributed earnings of approximately $238,000 at July 31, 2009 of the Company’s foreign subsidiaries, because the determination of the amount of unrecognized US income tax liability with respect to such earnings is not practicable.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

The Company adopted the provisions of FIN 48 on August 1, 2007. The cumulative effect of adopting FIN 48 did not have a material impact on the Company’s financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In 000’s

Balance at August 1, 2008	$291
Additions for tax positions related to prior years	—
Additions for tax positions related to current year	—
Reductions for lapse of statute of limitations	(157)
Tax audit settlements	(24)

Balance at July 31, 2009	$110

Approximately $97,000 of the FIN 48 liability at July 31, 2009, which relates to the Axxora acquisition described in Note 2, can be completely reduced within the next two months with the lapse of the statute of limitations. The amount, if recognized, would not affect the Company’s effective tax rate.

Interest and penalties related to income tax liabilities are included in income tax expense. During the fiscal year ended July 31, 2009, the Company recognized a net decrease of approximately $2,000. The Company has accrued approximately $24,000 for the payment of interest and penalties as of July 31, 2009 and had accrued approximately $64,000 as of July 31, 2008.

The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the years that remain subject to examination are fiscal July 31, 2006 through fiscal 2008.

Note 10 – Accrued Liabilities and Other Current Liabilities

At July 31, 2009 and 2008, accrued liabilities consist of:

In 000’s	2009	2008

Legal	$1,095	$1,702
Payroll, benefits, and commissions	2,737	1,989
Research and development	656	1,200
Professional fees	1,752	584
Outside reference lab testing	65	46
Other	2,121	1,849

	$8,426	$7,370

At July 31, 2009 and 2008, other current liabilities consist of:

In 000’s	2009	2008

Deferred revenue	$850	$1,089
Other	212	72

	$1,062	$1,161

Note 11 – Stockholders’ equity

Common stock offerings

In June 2009, the Company issued 202,196 shares of common stock at a fair value of $1.0 million in connection with the Biomol earn-out of $2.5 million (see Note 2).

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

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

Treasury stock

In fiscal 2009, certain officers of the Company exercised 206,576 stock options in a non-cash transaction. The officers surrendered 99,985 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $1.1 million, the market value of the surrendered shares, as treasury stock.

In fiscal 2009, the Company issued 142,150 shares from treasury stock for its employees’ 401(k) matched contributions obligation. The Company recorded approximately $2.0 million, the average acquisition cost of the shares, as a reduction of treasury stock (see Note 3).

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

Incentive stock option plans

The Company has incentive stock option plans (the “1994 Plan” and “1999 Plan”) and an incentive stock option and restricted stock award plan (the “2005 Plan”), collectively the “Plans”, under which the Company may grant options for up to 1,336,745 common shares under the 1994 plan, options for up to 2,312,356 common shares under the 1999 Plan and options and restricted stock awards for up to 1,000,000 common shares under the 2005 Plan. No additional options may be granted under the 1994 or 1999 Plans. The exercise price of options granted under such plans is equal to or greater than fair market value of the common stock on the date of grant. The options granted pursuant to the plans may be either incentive stock options or non statutory options. Stock options generally become exercisable at 25% per year after one year and expire ten years after the date of grant. The 2005 Plan provides for the issuance of restricted stock and restricted stock unit awards which generally vest over a two to four year period.

As of July 31, 2009, there were approximately 401,000 shares available for grant under the Company’s 2005 Plan.

A summary of the information pursuant to the Company’s stock option plans for the years ended July 31, 2009, 2008, and 2007 is as follows:

	2009		2008			2007

	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price		Options	Weighted - Average Exercise Price

Outstanding at beginning of year	2,275,415	$13.13	2,700,457		$13.32	2,877,727	$13.20
Granted	—	$—	—	$		27,761	$17.06
Exercised	(251,162)	$5.87	(267,345)		$10.80	(95,525)	$9.60
Cancelled	(832,734)	$13.87	(157,697)		$20.42	(109,506)	$14.36

Outstanding at end of year	1,191,519	$14.41	2,275,415		$13.13	2,700,457	$13.32

Exercisable at end of year	1,191,519	$14.41	2,250,483		$13.12	2,670,680	$13.32

Weighted average fair value of options granted during year		$—			—		$4.42

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

The aggregate intrinsic value of stock options exercised during the years ended July 31, 2009, 2008 and 2007, including the non-cash transactions (see Note 3) was $1.4 million, $0.7 million and $0.7 million, respectively. There is no aggregate intrinsic value of options both outstanding and exercisable at July 31, 2009.

The following table summarizes information for stock options outstanding at July 31, 2009:

	Options outstanding and exercisable

Range of Exercise prices	Shares	Weighted- Average Remaining Contractual Life in years	Weighted- Average Exercise Price

$8.33-12.25	621,083	2.7	11.89
$12.93-19.02	544,388	4.6	16.95
$20.20-24.84	26,048	2.2	21.54

	1,191,519

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

Restricted Stock Awards

During fiscal 2009, 2008 and 2007, the compensation committee of the Company’s board of directors approved grants of 291,801, 160,140 and 97,700 of restricted stock and restricted stock unit awards (the “Awards”), respectively, under the 2005 Plan to the Company’s directors, certain officers and employees. The Awards vest upon the recipient’s continued employment or director service ratably over either two, three or four years. Share-based compensation expense is recorded over the vesting period on a straight-line basis. The Awards will be forfeited if the recipient ceases to be employed by or serve as a director of the Company, as defined in the Award grants. The Awards settle in shares of the Company’s common stock on a one-for-one basis. As of July 31, 2009, 377,400 shares were unvested.

A summary of the information pursuant to the Company’s Restricted Stock Awards for the years ended July 31, 2009, 2008 and 2007 is as follows:

	2009		2008		2007

	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price

Outstanding at beginning of year	220,240	$12.34	141,062	$14.15	77,450	12.21
Awarded	291,801	$4.05	160,140	$11.42	97,700	$15.16
Vested	(128,941)	$12.11	(70,962)	$13.55	(25,913)	12.34
Forfeited	(5,700)	$10.18	(10,000)	$14.73	(8,175)	$13.60

Outstanding at end of year	377,400	$6.05	220,240	$12.34	141,062	$14.15

Weighted average market value of awards granted during year		$4.05		$11.42		$15.16

Note 12 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2009, 2008, and 2007, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The 401 (k) employer matched contributions expense was approximately 582,000, 481,000, and 421,800, in fiscal years 2009, 2008, and 2007, respectively.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

The Company’s Swiss operations provide a pension plan under the Swiss government’s social security system for Swiss employees. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 50% of the employee contribution. During the years ended July 31, 2009 and 2008 and the two months ended July 31, 2007, the period after the acquisition of Axxora Life Sciences, Inc., the employer contributions related to the Swiss benefit pension plan was approximately $399,000, $325,000, and $58,000, respectively.

Pension expense at the other international operations was approximately $36,000 and $3,000 for the years ended July 31, 2009 and 2008, respectively

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

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the “Agreement”). Under the terms of the Agreement, the Company received an initial payment of $16.0 million, would earn in the first “annual period” (October 1, 2004 to September 30, 2005) a minimum royalty payment of $2.5 million, and receive a minimum royalty of $3.5 million in each of the next four annual periods. Digene Corporation was acquired by QIAGEN. The license agreement with the Company was assigned to QIAGEN Gaithersburg Inc. (“Qiagen”). In addition, the Agreement provides for the Company to receive quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. These quarterly running royalties are fully creditable against the minimum royalty payments due in the first five years of the Agreement. The balance, if any, of the minimum royalty payment is recognized in the final quarter of the applicable annual royalty period. During the years ended July 31, 2009, 2008 and 2007, the Company recorded royalty income under the Agreement of approximately $6.7 million, $5.5 million, and $4.7 million, respectively, which is included in the Life Sciences segment.

Note 14 - Licensing and Supply Agreement:

On April 27, 2007 (the “Effective Date”) Enzo Life Sciences, Inc. (“Life Sciences”) and Abbott Molecular Inc. (“Abbott”) entered into a 5 year agreement covering the supply of certain of Enzo Life Sciences products to Abbott for use in their product line. The parties also entered into a limited non-exclusive royalty bearing cross-licensing agreement (“Licensing Agreement”) for various patents. The Licensing Agreement requires each party to pay royalties, as defined through the lives of the related covered patents. In connection with a component of the License Agreement, Abbott paid a one-time fee of $1.5 million relating to a fully paid-up license and sublicense, as defined. The one-time fee will be recognized as revenue over the longest expected patent life. At July 31, 2009, the Company’s balance sheet includes current and non-current deferred revenue of approximately $0.4 and $0.1 million, respectively, relating to the one-time fee. During the years ended July 31, 2009, 2008 and 2007, the Company recorded approximately $2.7 million, $2.1 million and $1.0 million in royalties and license fee income under the Licensing Agreement.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

Note 15 – Commitments

Leases

The Company leases equipment, office and laboratory space under several non-cancelable operating leases that expire between March 2010 and March 2017. Certain leases include renewal options and rent escalation clauses. An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for laboratory operations and certain research operations. In March 2005, the Company amended and extended the lease for another 12 years. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense, inclusive of real estate taxes, approximated $1,424,000, $1,395,000, and $1,376,000 during fiscal years 2009, 2008, and 2007.

Total rent expense incurred by the Company during fiscal 2009, 2008 and 2007 was approximately $3,818,000, $2,885,000, and $2,510,000, respectively. Minimum future annual rentals under non-cancelable operating leases as of July 31, 2009, are as follows:

Years ended July 31,	In 000’s

2010	$4,410
2011	4,090
2012	3,105
2013	2,623
2014	1,942
Thereafter	4,146

$20,316

Employment Agreements

The Company has employment agreements with certain officers that are cancelable at any time but provide for severance pay in the event an officer is terminated by the Company without cause, as defined in the agreements. Unless cancelled earlier, the contracts expire through May 2010. Aggregate minimum compensation commitments, exclusive of any severance provisions, for the years ending July 31, 2010 and 2011 are $1,948,000 and $1,211,000 respectively.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

Fact discovery is ongoing. The court issued a claim construction opinion on July 10, 2006. The Company and Sigma Aldrich (“Sigma”) entered into a Settlement Agreement and Release effective September 15, 2006 (the “Agreement”). Pursuant to the Agreement, the Company’s litigation with Sigma was dismissed and the Company recognized $2 million on settlement in the quarter ending October 31, 2006. On January 3, 2007, the remaining defendants moved for summary judgment on all counts in the individual complaints. During a two-day hearing held on July 17 through July 18, 2007, the defendants subsequently withdrew the invalidity portion of their summary judgment motions. The court has yet to rule on the pending summary judgment motions. There can be no assurance that the Company will be successful with the remaining outstanding litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company. The Company has not recorded revenue under these distribution agreements in fiscal 2009, 2008 and 2007. The Company recorded other income from Perkin Elmer in fiscal 2007 (See Note 13).

On October 28, 2003, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc (“Affymetrix”). The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company’s proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company’s products, and that Affymetrix improperly induced collaborators and customers to use the Company’s products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix’s unauthorized use, development, manufacture, sale, distribution and transfer of the Company’s products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company’s products in violation of the terms of the agreement and the Company’s rights. Subsequent to the filing of the Complaint against Affymetrix, Inc. referenced above, on or about November 10, 2003, Affymetrix, Inc. filed its own Complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties’ agreement, that it has not infringed certain of Enzo’s Patents, and that certain of Enzo’s patents are invalid. The Affymetrix Complaint also seeks damages for alleged breach of the parties’ agreement, unfair competition, and tortuous interference, as well as certain injunction relief to prevent alleged unfair competition and tortuous interference. The Company does not believe that the Affymetrix Complaint has any merit and intends to defend vigorously. Affymetrix also moved to transfer venue of Enzo’s action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix’s subsequently filed action. On January 30, 2004, Affymetrix’s motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Initial pleadings have been completed and discovery has commenced. The Court issued a Markman (claim construction) opinion on July 10, 2006. The Company has not recorded any revenue from Affymetrix during the fiscal years ended July 31, 2009, 2008 or 2007.

On June 2, 2004, Roche Diagnostic GmbH and Roche Molecular Systems, Inc. (collectively “Roche”) filed suit in the U.S. District Court of the Southern District of New York against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively “Enzo”). The Complaint was filed after Enzo rejected Roche’s latest cash offer to settle Enzo’s claims for, inter alia, alleged breach of contract and misappropriation of Enzo’s assets. The Complaint seeks declaratory judgment (i) of patent invalidity with respect to Enzo’s 4,994,373 patent (the “‘373 patent”), (ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the “1994 Agreement”), (iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and (iv) that Enzo’s claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition, the suit claims tortious interference and unfair competition. The Company does not believe that the Complaint has merit and intends to vigorously respond to such action with appropriate affirmative defenses and counterclaims. Enzo filed an Answer and Counterclaims on November 3, 2004 alleging multiple breaches of the 1994 Agreement and related infringement of Enzo’s ‘373 patent. Discovery has commenced. The Court issued a Markman opinion on July 10, 2006. The Company did not record any revenue from Roche during the fiscal years ended July 31, 2009, 2008 or 2007. The Roche agreement remains in force to date.

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. The complaint alleges infringement of six patents (relating to DNA sequencing systems, labeled nucleotide products, and other technology).

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. Accordingly, Yale is also a plaintiff in the lawsuit. Yale and Enzo are aligned in protecting the validity and enforceability of the patents. Enzo Life Sciences is the owner of the remaining two patents. The complaint seeks permanent injunction and damages (including treble damages for willful infringement). Defendants answered the complaint on July 29, 2004. The answer pleads affirmative defenses of invalidity, estoppels and laches and asserts counterclaims of non-infringement and invalidity. A Markman hearing was held on May 25, 2006 and the district court issued a ruling on October 12, 2006. On August 17, 2007, the Company voluntarily dismissed the infringement claims for one of the patents in suit without prejudice. Defendants similarly dismissed their defenses and counterclaims as to that patent. On the same date, the Company conceded a judgment of non-infringement for another of the patents in suit based on the district court’s claim construction, reserving the right to appeal their construction. The defendants filed motions for summary judgment for invalidity, laches and non-infringement of the Ward patents on March 5, 2007. The Company and other plaintiff filed a motion for summary judgment on infringement of the Ward patents on March 5, 2007. On August 20, 2007, the district court heard oral arguments on the motions for summary judgment. On September 6, 2007, the court granted defendants’ motion for summary judgment of invalidity of three of the remaining Ward patents and entered judgment to that effect. The Company and other plaintiff filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on September 7, 2007. On January 30, 2008, the Court of Appeals for the Federal Circuit granted the Company’s alternative motion to dismiss its appeal and remand to the Connecticut Court for further proceedings incident to an entry of a final, appealable judgment. The Company requested the Connecticut Court to dispose of all outstanding issues (including the Company’s claim under the fourth Ward patent and certain counterclaims of Applera’s) and enter final judgment. The Connecticut Court granted this request. The Company subsequently filed an Appeal on April 7, 2009. Briefing is completed and the matter has not yet been set for submission or argument. The Company and other plaintiff intend to vigorously argue this appeal; however, the outcome of the appeal cannot be anticipated at this time. If the appeal is granted, there can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

          In January 2006, the Company was named along with certain of its officers and directors among others, in several complaints titled Francis Scott Hunt, et al. v. Enzo Biochem Inc., et al., Index No. 06-CV-00170 (SAS) and Ken Roberts v. Enzo Biochem, Inc. et al., Index No. 06-CV-00213 (SAS), and Paul Lewicki v. Enzo Biochem Inc., et al., Index No. 06-CV-06347 (SAS) based only upon a claim for common law fraud. These three consolidated actions were all filed in the United States District Court for the Southern District of New York (“the Court”). The actions seek damages in excess of $8 million and are all based on allegations of a fraudulent scheme to pump and dump Enzo securities as was initially set forth in a previous action (filed by the same attorney) which was dismissed by the Eastern District of Virginia and such dismissal was thereafter affirmed by the Fourth Circuit Court of Appeals and is now final since the U.S. Supreme Court denied a petition for certiorari. The Company and the other defendants likewise moved to dismiss all of the Complaints in these actions and that motion was granted by the Court. As a result, some of the Plaintiffs were no longer able to pursue their claims or choose not to pursue them further. Other Plaintiffs amended their Complaints and the Company and the other defendants moved once again to dismiss those Amended Complaints. The Court granted in part and denied in part those motions. The remaining Plaintiffs then conducted discovery, and following the completion of discovery, the Company and other defendants moved for summary judgment dismissal of the Amended Complaints. The Court recently granted the defendants’ motion and dismissed all the Amended Complaints. Several of the Plaintiffs then filed a notice of appeal to the Second Circuit Court of Appeals. The Company believes that the latest complaints in these actions have no merit and that the appeals also lacks merit. The Company will continue to defend these actions vigorously.

Shahram K. Rabbani (“Mr. Rabbani”), the Secretary and Treasurer and a member of the board of directors of the Company and the former President of Enzo Clinical Labs, Inc., in connection with the termination of his employment, submitted on April 30, 2009 a demand for arbitration and related statement of claim to the American Arbitration Association. The statement of claim names the Company, Dr. Elazar Rabbani, the Chairman of the Board and Chief Executive Officer of the Company, and Barry W. Weiner, the President and Chief Financial Officer and a member of the board of directors of the Company, as respondents and alleges, among other things, claims relating to the termination of Mr. Rabbani’s employment as President of Clinical Labs. The statement of claim purports to allege claims for breach of contract against the Company, unlawful retaliation under the Sarbanes-Oxley’s whistleblower statute (the “Claims”) against the Company, Dr. Rabbani and Mr. Weiner, and tortious interference with contract against Dr. Rabbani and Mr. Weiner. Mr. Rabbani seeks damages of no less than $10 million including attorneys’ fees, costs, and punitive damages. The Company believes the Claims are without merit and intends to defend vigorously against them.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

Subsequent to April 30, 2009, the Company conducted a review, as directed by a special committee of the Board of Directors, relating to the aforementioned Claims pertaining to Enzo Clinical Labs. The review concluded that the purported Claims were unsubstantiated.

On September 18, 2009, Mr. Rabbani amended his statement of claim to add a claim for defamation against the Company and a claim against the Company, Dr. Rabbani and Mr. Weiner seeking a declaratory judgment. The Company also believes these additional claims are without merit and intends to defend vigorously against them

The Company is party to other claims, legal actions and complaints that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

Note 17 – Segment reporting

The Company has three reportable segments: Life Sciences, Therapeutics and Clinical Labs. The Company’s Life Sciences segment develops, manufactures, and markets products to research and pharmaceutical customers. The Company’s Therapeutic segment conducts research and development activities for therapeutic drug candidates. The Clinical Labs segment provides diagnostic services to the health care community. The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as “Other” consist of corporate general and administrative costs which are not allocable to the three reportable segments.

Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

Year ended July 31, 2009

Revenues:	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Product revenues	$40,592				$40,592
Royalty income and license fee income	9,376				9,376
Clinical laboratory services			$39,604		39,604

	49,968		39,604		89,572

Cost and expenses and other (income):
Cost of product revenues	26,766				26,766
Cost of clinical laboratory services			26,295		26,295
Research and development	5,855	$3,365			9,220
Provision for uncollectible accounts			5,189		5,189
Selling, general and administrative and legal	14,938		15,498	$15,073	45,509
Interest income			(57)	(524)	(581)
Other income	(25)		(49)		(74)
Foreign exchange loss (gain)	725				725

Income (loss) before income taxes	$1,709	$(3,365)	$(7,272)	$(14,549)	$(23,477)

Depreciation and amortization included above	$2,350	$50	$946	$116	$3,462

Share - based compensation included in
Cost of products			$8		$8
Research and development	$13				13
Selling, general and administrative and legal	128	$119	135	$1,032	1,414

Total	$141	$119	$143	$1,032	$1,435

Capital expenditures	$1,334	$78	1,253	$44	$2,709

Year ended July 31, 2008

Revenues:	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Product revenues	$28,087				$28,087
Royalty and license fee income	7,630				7,630
Clinical laboratory services			$42,078		42,078

	35,717		42,078		77,795

Cost and expenses and other (income):
Cost of product revenues	19,159				19,159
Cost of clinical laboratory services			22,209		22,209
Research and development	3,473	$5,164			8,637
Provision for uncollectible accounts			3,716		3,716
Selling, general and administrative and legal	9,779		14,349	$14,732	38,860
Interest income			(239)	(3,457)	(3,696)
Other income	(71)	(100)			(171)
Foreign exchange loss (gain)	(27)				(27)

Income (loss) before income taxes	$3,404	$(5,064)	$2,043	$(11,275)	$(10,892)

Depreciation and amortization included above	$1,138	$35	$853	$120	$2,146

Share - based compensation included in
Cost of products	$8		$6		$14
Research and development	34	$63			97
Selling, general and administrative and legal	129		247	$1,079	1,455

Total	$171	$63	$253	$1,079	$1,566

Capital expenditures	$2,308	$63	$797	$63	$3,231

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

Year ended July 31, 2007

Revenues:	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Product revenues	$6,658				$6,658
Royalty and license fee income	5,820				5,820
Clinical laboratory services			$40,430		40,430

	12,478		40,430		52,908

Cost and expenses and other (income):
Cost of product revenues	5,034				5,034
Cost of clinical laboratory services			19,151		19,151
Research and development	3,349	$6,044			9,393
Provision for uncollectible accounts			4,653		4,653
Selling, general and administrative and legal	2,772		13,451	$19,420	35,643
Interest income			(99)	(4,993)	(5,092)
Other income	(2,699)				(2,699)

Income (loss) before income taxes	$4,022	$(6,044)	$3,274	$(14,427)	$(13,175)

Depreciation and amortization included above	$288	$16	$838	$47	$1,189

Share - based compensation included in
Cost of products	$10				$10
Research and development	51	$111			162
Selling, general and administrative and legal	66		$358	$881	1,305

Total	$127	$111	$358	$881	$1,477

Capital expenditures	$106	$82	$698	$562	$1,448

Geographic financial information is as follows (in thousands):

Net sales to unaffiliated customers:	2009	2008	2007

United States	$75,936	$62,243	$50,051
Switzerland	6,487	9,142	945
United Kingdom	2,517	2,127	272
Other international countries	4,632	4,283	1,640

Total	$89,572	$77,795	$52,908

Long-lived assets at July 31,	2009	2008	2007

United States	$45,896	$34,202	$21,438
Switzerland	7,075	7,437	6,652
United Kingdom	3,334	4,193	—
Other international countries	1,923	2,198	1,545

Total	$58,228	$48,030	$29,635

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009 and 2008

The Company’s reportable segments are determined based on the services they perform, the products they sell, and the royalties and license fee income they earn, not on the geographic area in which they operate. The Company’s Clinical Labs segment operates 100% in the United States with all revenue derived from that country. The Life Sciences segment earns product revenue both in the United States and foreign countries and royalty and license fee income in the United States. The following is a summary of the Life Sciences segment revenues attributable to customers located in the United States and foreign countries:

In 000’s	2009	2008	2007

United States	$36,332	$20,165	$9,621
Foreign countries	13,636	15,552	2,857

	$49,968	$35,717	$12,478

Note 18 – Summary of Selected Quarterly Financial Data (unaudited)

The following table contains statement of operations information for each quarter of the years ended July 31, 2009 and 2008. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2009 and 2008 is summarized as follows:

	Quarter Ended

Fiscal 2009	October 31, 2008	January 31, 2009	April 30, 2009	July 31, 2009

Total revenues	$21,065	$20,916	$23,061	$24,530
Gross profit	8,168	8,007	9,706	10,630
Loss before income taxes	(6,233)	(7,567)	(4,226)	(5,451)
Net loss	(6,372)	(7,673)	(4,242)	(5,277)
Basic loss per common share	$(0.18)	$(0.20)	$(0.11)	$(0.14)
Diluted loss per common share	$(0.18)	$(0.20)	$(0.11)	$(0.14)

	Quarter Ended

Fiscal 2008	October 31, 2007	January 31, 2008	April 30, 2008	July 31, 2008

Total revenues	$19,447	$18,224	$18,948	$21,176
Gross profit	9,632	8,795	9,082	8,918
Loss before income taxes	(1,347)	(4,013)	(1,940)	(3,592)
Net loss	(1,232)	(4,055)	(2,107)	(3,259)
Basic loss per common share	$(0.03)	$(0.11)	$(0.06)	$(0.09)
Diluted loss per common share	$(0.03)	$(0.11)	$(0.06)	$(0.09)

ENZO BIOCHEM, INC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended July 31, 2009, 2008 and 2007
(in thousands)

Year ended July 31,	Description	Balance at Beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

2009	Allowance for doubtful accounts receivable	886	5,189		1,289	(1)	4,786

2008	Allowance for doubtful accounts receivable	1,404	3,716	—	4,234	(1)	886

2007	Allowance for doubtful accounts receivable	1,033	4,653	—	4,282	(1)	1,404

2009	Deferred tax valuation allowance	12,965	8,751	—	—		21,716

2008	Deferred tax valuation allowance	9,385	3,580	—	—		12,965

2007	Deferred tax valuation allowance	4,856	5,220	—	691	(2)	9,385

2009	Reserve for obsolete inventory	637	378		10		1,005

2008	Reserve for obsolete inventory	379	283	—	25	(3)	637

2007	Reserve for obsolete inventory	238	337	—	196	(3)	379

(1)	Write-off of uncollectible accounts receivable.

(2)	Utilization of deferred tax assets

(3)	Write-off of obsolete inventory

S-1