Form 10-Q
period 2009-10-31
ENZO BIOCHEM INC
filed 2009-12-10
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

Yes ☐ No ☒

As of December 1, 2009 the Registrant had approximately 37,858,000 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
October 31, 2009

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31, 2009 (unaudited)	July 31, 2009 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$6,074	$6,929
Short term investments	40,308	43,306
Accounts receivable, net of allowances	13,699	12,480
Inventories	9,686	9,264
Prepaid expenses and other	2,661	2,482

Total current assets	72,428	74,461

Property, plant and equipment, net	11,824	11,323
Goodwill	25,166	24,896
Intangible assets, net	21,953	22,009
Other	389	439

Total assets	$131,760	$133,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$4,098	$4,242
Accrued liabilities	8,150	8,426
Other current liabilities	794	1,062
Deferred taxes	210	213

Total current liabilities	13,252	13,943

Deferred revenue	—	38
Deferred taxes	2,328	2,366
Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 38,592,705 at October 31, 2009 and 38,589,880 at July 31, 2009	386	386
Additional paid-in capital	306,602	306,280
Less treasury stock at cost: 735,554 shares at October 31, 2009 and at July 31, 2009	(10,440)	(10,440)
Accumulated deficit	(181,535)	(179,721)
Accumulated other comprehensive income	1,167	276

Total stockholders’ equity	116,180	116,781

Total liabilities and stockholders’ equity	$131,760	$133,128

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,
	2009	2008

Revenues:
Product revenues	$10,744	$9,976
Royalty and license fee income	3,311	2,916
Clinical laboratory services	11,110	8,172

	25,165	21,064

Operating expenses:
Cost of product revenues	5,055	6,805
Cost of clinical laboratory services	6,781	6,091
Research and development expense	2,444	2,003
Selling, general, and administrative expense	11,580	9,190
Provision for uncollectible accounts receivable	912	1,859
Legal expense	256	1,210

Total operating expense	27,028	27,158

Operating loss	(1,863)	(6,094)

Other income (expense)
Interest income	9	410
Other income	19	34
Foreign currency loss	(58)	(582)

Loss before income taxes	(1,893)	(6,232)
Benefit (provision) for income taxes	79	(138)

Net loss	$(1,814)	$(6,370)

Net loss per common share:
Basic	$(0.05)	$(0.17)

Diluted	$(0.05)	$(0.17)

Weighted average common shares outstanding:
Basic	37,855	37,337

Diluted	37,855	37,337

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
Three months ended October 31, 2009
(UNAUDITED)
(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss

Balance at July 31, 2009	38,589,880	735,554	$386	$306,280	$(10,440)	$(179,721)	$276	$116,781

Net loss for the period ended October 31, 2009	—	—	—	—	—	(1,814)	—	(1,814)	$(1,814)
Vesting of restricted stock	2,825	—		—	—	—	—		—
Stock based compensation charges	—	—	—	322	—	—	—	322	—
Foreign currency translation adjustments	—	—	—	—	—	—	891	891	891

Comprehensive loss									$(923)

Balance at October 31, 2009	38,592,705	735,554	$386	$306,602	$(10,440)	$(181,535)	$1,167	$116,180

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,814)	$(6,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	529	494
Amortization of intangible assets	414	260
Provision for uncollectible accounts receivable	912	1,859
Write off and/or reserve taken for obsolete inventory	174	62
Income tax benefit	(119)	(105)
Share based compensation charges	322	394
Deferred revenue recognized	(113)	(122)
Foreign currency loss on intercompany loan	16	582

Changes in operating assets and liabilities:
Accounts receivable	(2,078)	664
Inventories	(487)	410
Prepaid expenses	(171)	724
Accounts payable – trade	(99)	(1,059)
Accrued liabilities	(141)	779
Other current liabilities	(193)	(37)

Total adjustments	(1,034)	4,905

Net cash used in operating activities	(2,848)	(1,465)

Cash flows from investing activities:
Purchases of short term investments	(70,301)	(77,701)
Maturities of short term investments	73,299	37,953
Capital expenditures	(1,128)	(829)
Decrease in security deposits and other assets	49	342

Net cash provided (used in) investing activities	1,919	(40,235)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	348

Net cash provided by financing activities	—	348

Effect of exchange rate changes on cash and cash equivalents	74	(144)

Decrease in cash and cash equivalents	(855)	(41,496)
Cash and cash equivalents - beginning of period	6,929	78,322

Cash and cash equivalents - end of period	$6,074	$36,826

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2009
and for the three month period ended
October 31, 2009 and 2008
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Clinical Labs, Enzo Life Sciences, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of October 31, 2009, consolidated statement of stockholders’ equity and comprehensive loss for the three months ended October 31, 2009, and the consolidated statements of operations and consolidated statements of cash flows for the three months ended October 31, 2009 and 2008 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2009 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010.

Recent Accounting Pronouncements

Effective August 1, 2009, the Company adopted The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification) of “Generally Accepted Accounting Principles – Overall”. The Codification established one source for all U.S. GAAP and became the source of authoritative accounting principles for nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is not intended to change existing GAAP and as such did not have an impact on the consolidated financial statements of the Company.

The adoption of the following accounting standards and updates during the first three months of fiscal 2010 did not result in a significant impact to our consolidated financial statements.

On June 15, 2009, we adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.

Effective August 1, 2009, we adopted the revised accounting standard relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. This standard requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and applies to all transactions and other events in which one entity obtains control over one or more other businesses. Upon our adoption of this standard, we will be required to expense certain transaction costs and related fees associated with business combinations that were previously capitalized. In addition, with the adoption of this standard, changes to valuation allowances for acquired deferred income tax assets and adjustments to unrecognized tax benefits acquired generally are to be recognized as adjustments to income tax expense rather than goodwill.

Effective August 1, 2009, we adopted the accounting standard regarding the determination of the useful life of intangible assets that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This standard also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangements.

Reclassifications

Certain amounts in fiscal 2009 have been reclassified to conform to current year presentation. In Fiscal 2009, the Company reclassified certain payroll taxes and employee benefits included in selling, general and administrative expense to cost of sales. The payroll taxes and benefits reclassed were approximately $285,000 for the three months ended October 31, 2008.

Note 2 – Short-term Investments

At October 31, 2009 and July 31, 2009, the Company’s short-term investments, whose fair value approximates cost, are in U.S. Government Treasury bills, which are purchased at discounts with remaining maturities of less than ninety days.

The Company has adopted the accounting pronouncement that establishes a common definition for fair value to be applied to existing GAAP that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of the pronouncement did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

The pronouncement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the pronouncement requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

At October 31, 2009 and July 31, 2009, the Company’s short-term investments are classified as Level 1 assets.

Note 3 – Acquisitions

Assay Designs, Inc.

On March 12, 2009, Enzo Life Sciences, Inc. and Enzo Life Sciences Acquisition, Inc., a newly formed wholly owned subsidiary of Enzo Life Sciences, Inc. (“Acquisition Sub”), entered into an asset purchase agreement (“Purchase Agreement”) with Assay Designs, Inc. (“Assay Designs”). Assay Designs, a privately owned company with annual sales of approximately $11 million, was engaged in researching, developing, manufacturing, distributing, marketing and selling specialty immunological and biochemical protein detection kits, assays, reagents, antibodies, recombinant proteins and related products and providing related services for use in the biotechnology, pharmaceutical and life sciences research industries (“Business”). Under the terms of the Purchase Agreement, Acquisition Sub purchased from Assay Designs substantially all of its assets, including trade accounts receivable, inventory, fixed assets, and intellectual property, used in or related to the Business and assumed certain of Assay Designs’ liabilities, including trade accounts payable, capital lease obligations and certain other current liabilities.

The execution of the Purchase Agreement and the closing of the transaction occurred simultaneously on March 12, 2009. The purchase price consisted of $12,228,000 in cash, exclusive of acquisition costs of approximately $540,000, and was subject to an upward or downward post-closing purchase price adjustment based on Assay Designs’ working capital as of the closing date, $100,000 of which was held in escrow for approximately 60-90 days to secure the payment of any downward post-closing purchase price adjustment and $750,000 of which will be held in escrow for 12 months to secure the payment of any indemnification obligations of Assay Designs under the Purchase Agreement. Subsequent to the acquisition date, the Company paid $270,000 in additional purchase price in connection with the working capital adjustment and released the $100,000 escrow amount. The Company expects the cost of the acquisition to be increased when the integration plan to consolidate a facility and the involuntary termination of certain employees is finalized and the cost is determinable during the measurement period. The Assay Design Acquisition strengthens the Company’s position as a global provider of life sciences reagents by broadening our product offerings and manufacturing capabilities.

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

Biomol International, L.P.

On May 8, 2008, Enzo Life Sciences, Inc. acquired substantially all of the U.S. based assets and certain liabilities of Biomol International, LP (“Biomol LP”) through a newly formed US subsidiary Biomol International, Inc. and all of the stock of Biomol’s wholly-owned United Kingdom subsidiary, Affinity Limited, through Axxora UK, a wholly-owned subsidiary of Enzo Life Sciences, collectively referred to as “Biomol” for approximately $18.1 million in cash and stock, subject to adjustment, exclusive of acquisition costs of approximately $800,000 and two contingent earn-out payments accounted for as additional purchase consideration if and when the contingencies are resolved beyond a reasonable doubt. At closing, the purchase price was satisfied as follows: $12.9 million in cash was paid to Biomol LP, issuance of 352,000 shares of Enzo common stock, at fair market value, to Biomol LP, $1.5 million in cash was paid to an escrow agent for the two-year period following the closing to satisfy any indemnification obligations of the sellers under the Agreement and $550,000 was paid to an escrow agent, for the 60 day period following the closing to satisfy any specified purchase price adjustments. The $550,000 was released by the escrow agent in August 2008. The earn-outs of $2.5 million on each of the next two anniversaries of the acquisition date will be based on attaining certain revenue and EBITDA targets, as defined. The Agreement provides for the delivery of the earn-out statement within 75 days of the respective anniversary dates. Biomol was a privately owned, closely held global manufacturer and marketer of specialty life sciences research products. Effective May 8, 2008, Biomol became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was financed with the Company’s cash and cash equivalents and Enzo common stock. The consolidated financial statements include the results of operations for Biomol from the date of acquisition. Effective February 2, 2009, the names of Biomol International, Inc. and Affinity Limited were changed to Enzo Life Sciences International, Inc. and Enzo Life Sciences (UK) Ltd., respectively.

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

For financial reporting purposes, useful lives for the intangibles acquired in the acquisitions have been assigned as follows:

Customer relationships	8-15 years
Trademarks	Indefinite
Other intangibles	4-5 years

The following unaudited pro forma financial information presents the combined results of operations of the Company and the acquisition completed in fiscal 2009 as if the acquisition had occurred as of August 1, 2008. The pro forma financial information reflects appropriate adjustments primarily for amortization of intangible assets and interest expense. The pro forma financial information presented is not necessarily indicative of either the actual consolidated operating results had the acquisitions been completed at the beginning of each period or future operating results of the consolidated entities.

In thousands, except per share data	Three months ended October 31, 2008

Net revenues	$23,887
Net loss	$(6,525)
Net loss per common share – basic and diluted	$(0.17)

Note 4 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for the three months ended October 31, 2009 and 2008 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of “in the money” stock options, net of shares repurchased with the option exercise proceeds and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

	Three months ended October 31,
(In thousands)	2009	2008

Potential net shares, issued from exercise of “in the money” employee and director stock options and restricted stock awards, excluded from diluted net loss per share calculation	153,000	119,000

The following table summarizes the number of “out of the money” options excluded from the computation of diluted net loss per share because the effect of their potential exercise is anti-dilutive.

	Three months ended October 31,
(In thousands)	2009	2008

“Out of the money” employee and director stock options	1,181,000	1,659,000

Note 5 – Share-based compensation

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended October 31,
In thousands	2009	2008

Cost of product revenues	$3	$—
Research and development	3	22
Selling, general and administrative	316	372

	$322	$394

No excess tax benefits were recognized during the three month periods ended October 31, 2009 and 2008.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the three month period ended October 31, 2009 is as follows:

	Options	Weighted Average Exercise Price		Aggregate Intrinsic Value

Outstanding at August 1, 2009	1,191,519		$14.41	$—

Exercised	—	$
Cancelled	(10,485)		$11.95

Outstanding and exercisable at end of period	1,181,034		$14.44	$—

As of October 31, 2009, there was no unrecognized compensation cost related to unvested stock option-based compensation.

During the three months ended October 31, 2008, the Company received cash proceeds of approximately $348,000, from the exercise of 44,586 stock options. There were no stock option exercises during the three months ended October 31, 2009. The aggregate intrinsic value of stock options exercised during the three months ended October 31, 2008, including the non-cash transactions (Note 6) was approximately $1.4 million.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the three months ended October 31, 2009 is as follows:

	Awards	Weighted Average Award Price

Unvested at August 1, 2009	377,900		$6.05
Awarded	—	$
Vested	(2,825)		$11.84
Forfeited	(100)		$13.79

Unvested at end of period	374,975		$6.02

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of October 31, 2009, there was approximately $1.3 million of total unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of one and half years.

The total number of shares available for grant as stock options or award as restricted stock is approximately 401,300 as of October 31, 2009.

Note 6 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company’s consolidated statements of cash flows is as follows (In thousands):

	Three months ended October 31,
	2009	2008

Taxes paid – net	$6	$39

During the three months ended October 31, 2008, certain officers of the Company exercised 206,576 stock options in a non-cash transaction. The officers surrendered 99,985 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $1.1 million, the market value of the surrendered shares, as treasury stock. There were no stock options exercises during the three month ended October 31, 2009.

Note 7 – Comprehensive loss and Accumulated Other Comprehensive Income

During the three months ended October 31, 2009 and 2008, total comprehensive loss was approximately $0.9 million and $7.9 million, respectively. At October 31, 2009 and July 31, 2009, the accumulated other comprehensive income relates to foreign currency translation adjustments.

Note 8- Inventories

At October 31, 2009 and July 31, 2009 inventories, net of reserves of $1.2 million and $1.0 million, respectively, consist of:

In 000’s	October 31, 2009	July 31, 2009

Raw materials	$484	$499
Work in process	1,206	1,801
Finished products	7,996	6,964

	$9,686	$9,264

Note 9 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows (in thousands):

	Enzo Life Sciences	Enzo Clinical Labs	Total

Balance August 1, 2009	$17,444	$7,452	$24,896
Other	7	—	7
Foreign currency translation	263	—	263

Balance October 31, 2009	$17,714	$7,452	$25,166

Intangible assets, all of which are included in the Life Sciences segment, consist of the following (in thousands):

	October 31, 2009			July 31, 2009

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(10,061)	$966	$11,027	(10,030)	$997
Customer relationships	12,283	(1,361)	10,922	12,125	(1,190)	10,935
Non-compete and employment agreements	483	(310)	173	469	(280)	189
Website and acquired content	1,015	(353)	662	1,005	(303)	702
Licensed technology and other	589	(179)	410	588	(83)	505
Indefinitely-lived intangible assets:
Trademarks	8,820	—	8,820	8,681	—	8,681

Total	$34,217	$(12,264)	$21,953	$33,895	$(11,886)	$22,009

At October 31, 2009, the weighted average useful life of finite-lived intangible assets was approximately ten and a quarter years.

Note 10 – Accrued Liabilities and Other Current Liabilities

At October 31, 2009 and July 31, 2009, accrued liabilities consist of:

In 000’s	October 31, 2009	July 31, 2009

Legal	$1,695	$1,095
Payroll, benefits, and commissions	1,981	2,737
Research and development	721	656
Professional fees	1,421	1,752
Other	2,332	2,186

	$8,150	$8,426

At October 31, 2009 and July 31, 2009, other current liabilities consist of:

In 000’s	October 31, 2009	July 31, 2009

Deferred revenue	738	850
Other	56	212

	$794	$1,062

Note 11 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate benefit (provision) for the three months ended October 31, 2009 was 4.2% compared to (2.2%) during the three months ended October 31, 2008. The tax benefit and (provision) for the periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory.

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

The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions, and several foreign jurisdictions. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2006 through 2009. In connection with a business combination, the Company recorded as of May 31, 2007 approximately $300,000 for an uncertain tax position, including accrued interest of $39,000, with respect to a deemed dividend. During the three months ended October 31, 2009, the Company reduced the balance of this liability by approximately $106,000 and recognized a corresponding tax benefit as a result of the expiration of the statute of limitations. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense.

Note 12 – Royalty and licensing income

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the “Agreement”). Digene Corporation was acquired by QIAGEN. The license agreement with the Company was assigned to QIAGEN Gaithersburg Inc. (“Qiagen”). The Agreement provides for the Company to receive quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent in April 2018. During the three months ended October 31, 2009 and 2008, the Company recorded royalties from the Agreement of approximately $2.6 million and $2.3 million, respectively,

During the three months ended October 31, 2009 and 2008, the Company recorded approximately $0.7 million and $0.6 million, respectively, in royalties and license fee income under a licensing agreement with Abbott Molecular, Inc. (“Abbott”) entered into in fiscal 2007.

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

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

Three months ended October 31, 2009

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$10,744	$—	$—	$—	$10,744
Royalty and license fee income	3,311	—	—	—	3,311
Clinical laboratory services	—	—	11,110	—	11,110

	14,055	—	11,110	—	25,165
Operating expenses:
Cost of product revenues	5,055	—	—	—	5,055
Cost of clinical laboratory services	—	—	6,781	—	6,781
Research and development	1,777	667	—	—	2,444
Provision for uncollectible accounts receivable	—	—	912	—	912
Selling, general, and administrative and legal	5,172	—	4,251	2,413	11,836

Total operating expenses	12,004	667	11,944	2,413	27,028

Operating income (loss)	2,051	(667)	(834)	(2,413)	(1,863)

Other income (expense):
Interest income	—	—	—	9	9
Other income	3	—	16	—	19
Foreign exchange loss	(58)	—	—	—	(58)

Income (loss) before income taxes	$1,996	$(667)	$(818)	$(2,404)	$(1,893)

Depreciation and amortization included above	$666	$13	$235	$29	$943

Share-based compensation included in above:
Cost of product revenues	$—	$—	$3	$—	$3
Research and development	3	—	—	—	3
Selling, general and administrative and legal	32	—	24	260	316

Total	$35	$—	$27	$260	$322

Capital expenditures	$455	$—	$622	$51	$1,128

Three months ended October 31, 2008

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$9,976	—	—	—	$9,976
Royalty and license fee income	2,916	—	—	—	2,916
Clinical laboratory services	—	—	$8,172	—	8,172

	12,892	—	8,172	—	21,064
Operating expenses:
Cost of product revenues	6,805	—	—	—	6,805
Cost of clinical laboratory services	—	—	6,091	—	6,091
Research and development	1,199	$804	—	—	2,003
Provision for uncollectible accounts receivable	—	—	1,859	—	1,859
Selling, general and administrative and legal	3,212	—	3,622	$3,566	10,400

Total operating expenses	11,216	804	11,572	3,566	27,158

Operating income (loss)	1,676	(804)	(3,400)	(3,566)	(6,094)

Other income (expense)
Interest income	—	—	45	365	410
Other income	34	—	—	—	34
Foreign exchange loss	(582)	—	—	—	(582)

Income (loss) before income taxes	$1,128	$(804)	$(3,355)	$(3,201)	$(6,232)

Depreciation and amortization included above	$477	$10	$237	$30	$754

Share-based compensation included in above:
Cost of product revenues	$—	—	—	—	$—
Research and development	7	$15	—	—	22
Selling, general and administrative and legal	14	—	$76	$282	372

Total	$21	15	$76	$282	$394

Capital expenditures	$238	$28	$545	$18	$829

Note 14 - Contingencies

Shahram K. Rabbani (“Mr. Rabbani”), former Secretary and Treasurer and current member of the board of directors of the Company and the former President of Enzo Clinical Labs, Inc., in connection with the termination of his employment, submitted on October 31, 2009 a demand for arbitration and related statement of claim to the American Arbitration Association. The statement of claim names the Company, Dr. Elazar Rabbani, the Chairman of the Board and Chief Executive Officer of the Company, and Barry W. Weiner, the President and Chief Financial Officer and a member of the board of directors of the Company, as respondents and alleges, among other things, claims relating to the termination of Mr. Rabbani’s employment as President of Clinical Labs. The statement of claim purports to allege claims for breach of contract against the Company, unlawful retaliation under the Sarbanes-Oxley’s whistleblower statute (the “Claims”) against the Company, Dr. Rabbani and Mr. Weiner, and tortious interference with contract against Dr. Rabbani and Mr. Weiner. Mr. Rabbani seeks damages of no less than $10 million including attorneys’ fees, costs, and punitive damages. The Company believes the Claims are without merit and intends to defend vigorously against them.

Subsequent to April 30, 2009, the Company conducted a review, as directed by a special committee of the Board of Directors, relating to the aforementioned Claims pertaining to Enzo Clinical Labs. The review concluded that the purported Claims were unsubstantiated.

On September 18, 2009, Mr. Rabbani amended his statement of claim to add a claim for defamation against the Company and a claim against the Company, Dr. Rabbani and Mr. Weiner seeking a declaratory judgment. The Company also believes these additional claims are without merit and intends to defend vigorously against them.

Documentary discovery has commenced, and an arbitration hearing has been scheduled for March 2, 2010. Mr. Rabbani also filed a complaint for unlawful retaliation under the Sarbanes-Oxley Act’s whistleblower statute with the Department of Labor against the Company, Dr. Rabbani and Mr. Weiner arising out of the same facts and occurrences. The Company believes the Claims are without merit and intends to defend vigorously against them.

Note 15 – Subsequent Events

The Company has evaluated events and transactions subsequent to October 31, 2009 through December 10, 2009, the date the financial statements were filed with the SEC as part of this Form 10-Q. No events require recognition in the consolidated financial statements or in the notes to the consolidated financial statements by the Company.

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

We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the 2009 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Enzo Life Sciences is a company that manufactures, develops and markets functional biology and cellular biochemistry products and tools to research and pharmaceutical customers world-wide and has amassed a large patent and technology portfolio. The company’s sources of revenue is from the direct sales of products consisting of labeling and detection reagents for the genomics and sequencing markets and royalty and licensing fee income. The pioneering platforms developed by Enzo Life Sciences enable the development of a wide range of products in the research products marketplace.

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

Recent Developments

Assay Designs, Inc.

On March 12, 2009, Enzo Life Sciences, Inc. and Enzo Life Sciences Acquisition, Inc., a wholly owned subsidiary of Enzo Life Sciences, Inc. (“Acquisition Sub”), entered into an asset purchase agreement (“Purchase Agreement”) with Assay Designs, Inc. (“Assay Designs” or “ADI”). Assay Designs, a privately owned company with annual sales of approximately $11 million, was engaged in researching, developing, manufacturing, distributing, marketing and selling specialty immunological and biochemical protein detection kits, assays, reagents, antibodies, recombinant proteins and related products and providing related services for use in the biotechnology, pharmaceutical and life sciences research industries (“Business”). Under the terms of the Purchase Agreement, Acquisition Sub purchased from Assay Designs substantially all of its assets, including trade accounts receivable, inventory, fixed assets, intellectual property and goodwill, used in or related to the Business and assumed certain of Assay Designs’ liabilities, including trade accounts payable, capital lease obligations and certain other accrued and other current liabilities.

The execution of the Purchase Agreement and the closing of the transaction occurred simultaneously on March 12, 2009. The purchase price consisted of $12,228,000 in cash exclusive of acquisition costs of approximately $540,000, subject to an upward or downward post-closing purchase price adjustment based on Assay Designs’ working capital as of the closing date, $100,000 of which will be held in escrow for approximately 60-90 days to secure the payment of any downward post-closing purchase price adjustment and $750,000 of which will be held in escrow for 12 months to secure the payment of any indemnification obligations of Assay Designs under the Purchase Agreement. Subsequent to the acquisition date, the Company paid $270,000 in additional purchase price in connection with the working capital adjustment and released the $100,000 escrow amount. The Company expects the cost of the acquisition to be increased when the integration plan to consolidate a facility and the involuntary termination of certain employees is finalized and the cost is determinable during the measurement period.

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

Biomol International L.P.

On May 8, 2008, Enzo Life Sciences, Inc. acquired substantially all of the U.S. based assets and certain liabilities of Biomol International, LP (“Biomol LP”) through a newly formed US subsidiary Biomol International, Inc. and all of the stock of Biomol’s wholly-owned United Kingdom subsidiary, Affinity Limited, through Axxora UK, a wholly-owned subsidiary of Enzo Life Sciences, collectively referred to as “Biomol” for approximately $18.1 million in cash and stock, subject to adjustment, exclusive of acquisition costs of approximately $800,000 and two contingent earn-out payments which will be accounted for as additional purchase consideration over the next two years if and when the contingencies are resolved beyond a reasonable doubt. At closing, the purchase price was satisfied as follows: $12.9 million in cash was paid to Biomol LP, issuance of 352,000 shares of Enzo common stock, at fair market value, to Biomol LP, $1.5 million in cash was paid to an escrow agent for the two-year period following the closing to satisfy any indemnification obligations of the sellers under the Agreement and $550,000 was paid to an escrow agent, for the 60 day period following the closing to satisfy any specified purchase price adjustments. The $550,000 was released by the escrow agent in August 2008. The earn-outs of $2.5 million on each of the first two anniversaries of the acquisition date will be based on attaining certain revenue and EBITDA targets, as defined. In June 2009, the conditions for the first annual earn-out of $2.5 million were met and the Company recorded $2.5 million of additional goodwill. The Company issued 202,196 shares of Enzo common stock at fair value and paid $1.5 million in cash to satisfy the $2.5 million earn-out liability.

Results of Operations
Three months ended October 31, 2009 as compared to October 31, 2008

Comparative Financial Data for the Three Months Ended October 31,

(in thousands)

	2009	2008	Increase (Decrease)	% Change

Revenues:
Product revenues	$10,744	$9,976	$768	8%
Royalty and license fee income	3,311	2,916	395	14
Clinical laboratory services	11,110	8,172	2,938	36

Total revenues	25,165	21,064	4,101	19

Operating expenses:
Cost of product revenues	5,055	6,805	(1,750)	(26)
Cost of laboratory services	6,781	6,091	690	11
Research and development	2,444	2,003	441	22
Selling, general, and administrative	11,580	9,190	2,390	26
Provision for uncollectible accounts receivable	912	1,859	(947)	(51)
Legal expenses	256	1,210	(954)	(79)

Total operating expenses	27,028	27,158	(130)	(1)

Operating loss	(1,863)	(6,094)	4,231	69

Other income (expense):
Interest income	9	410	(401)	(98)
Other income	19	34	(15)	(44)
Foreign currency loss	(58)	(582)	524	(90)

Loss before income taxes	$(1,893)	$(6,232)	$4,339	70

Consolidated Results:

The “2009 period” and the “2008 period” refer to the three months ended October 31, 2009 and 2008, respectively. The 2009 period includes the three months results of ADI which was acquired on March 12, 2009.

Product revenues increased overall by $0.8 million in 2009 to $10.7 million as compared to the 2008 period. Our core product revenues demonstrated strong organic growth of 26% or $1.0 million and the revenue from the recently acquired ADI contributed acquisition growth of 27% or $2.7 million. This overall growth was partially offset by declines in our low margin third-party distribution business of $2.9 million of which one customer accounted for $2.0 million of the decline.

Royalty and license fee income during the 2009 period was $3.3 million compared to $2.9 million in the 2008 period, an increase of $0.4 million or 14%. Royalties are primarily earned from the reported net sales of Qiagen products subject to a license agreement and from a license agreement with Abbott. During the 2009 period, the Company recognized royalties of approximately $2.6 million from Qiagen, an increase of approximately $0.3 million over the 2008 period, and royalties and license fees under the Abbott License Agreement of approximately $0.7 million, an increase of $0.1 million over the 2008 period. There are no direct expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2009 period were $11.1 million compared to $8.2 million in the 2008 period. The 2009 period’s increase over the 2008 period was $2.9 million or 36%. During the 2009 period revenue increased due to higher service volume. In addition, during the 2008 period revenues were adversely affected by contractual adjustments of $2.2 million. These immaterial contractual adjustments related to computational errors that affected the calculated expected reimbursement rate in fiscal 2008, 2007 and 2006 and for periods prior to August 1, 2005 for the majority of payers and credits issued which were not accrued for timely.

The cost of product revenues during the 2009 period was $5.1 million compared to $6.8 million in the 2008 period, a decrease of $1.7 million or 26%. The decrease is primarily due to the impact of $1.8 million in lower costs from non – recurring low margin third-party distribution business, reduced fair value accounting adjustments of $0.4 million in accordance with purchase accounting rules and reclassification of $0.8 million in costs relating from the realignment of manufacturing facilities and personnel.

Such amounts in 2009 were partially offset by product cost relating to ADI of $1.0 million. We believe that cost of product revenues for future periods will be affected by, among other things, the further integration of acquired businesses in addition to sales volumes, competitive conditions and foreign currency rates.

The cost of clinical laboratory services during the 2009 period was $6.8 million as compared to $6.1 million in the 2008 period, an increase of $0.7 million or 11%. The Company incurred increased costs partially due to increased service volume in 2009. Increases occurred in reagent costs and supplies of $0.3 million, laboratory personnel costs of $0.2 million and outside reference lab costs of $0.2 million. Laboratory personnel costs increased primarily due to additional headcounts in phlebotomists to expand patient collection sites and other personnel to manage expanded internal operations.

Research and development expenses were approximately $2.4 million during the 2009 period, compared to $2.0 million in the 2008 period, an increase of $0.4 million or 22%. The increase was principally attributed to higher costs of $0.5 million at Enzo Life Sciences primarily related to Assay Designs offset by $0.1 million in lower clinical trial and related activities at the Therapeutics segment.

Selling, general and administrative expenses were approximately $11.6 million during the 2009 period as compared to $9.2 million in the 2008 period, an increase of $2.4 million or 26%. The increase was primarily due to the net increase at the Enzo Life Sciences segment of $2.0 million in the 2009 period which included approximately $1.1 million of selling, general and administrative expenses related to Assay Designs operations, the impact of realigning manufacturing facilities and certain personnel of $0.8 million and $0.2 million in costs relating to the on-going corporate identity program. The Clinical Lab segment’s selling general and administrative increased $0.6 million primarily due to increased payroll and related benefits of $0.2 million, professional fees of $0.2 million, and other expenses of $0.2 million. These increases were offset by a decrease in the Other segment’s selling general and administrative of approximately $0.2 million, primarily due to decreases in payroll and payroll related costs of $0.1 million and consulting and professional fees of $0.1 million.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $0.9 million for the 2009 period as compared to $1.9 million in the 2008 period, a decrease of $1.0 million or 51%. During the 2008 period, the Company recorded a charge of $1.1 million attributed to increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system and increased provisions required based on changes in payer mix.

Legal expense was $0.3 million during the 2009 period compared to $1.2 million in the 2008 period, a decrease of $0.9 million or 79%, due to reduction in services provided relating to certain patent litigation matters and the reimbursement of $0.5 million in legal costs under our Directors and Officers insurance policy.

Interest income was $9,000 during the 2009 period as compared to $0.4 million during the 2008 period. The interest income decrease during the 2009 period is attributed to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve. Furthermore, the Company had higher average invested balances during the 2008 period. The Company earns interest by investing primarily in short term US treasury bills, and money market accounts.

The loss on foreign currency was $0.1 million during the 2009 period, due to the slight strengthening of foreign currencies relative to the US dollar during the period and the positive impact that had on settled transactions during the period. During the 2008 period, the loss on foreign currency transactions was $0.6 million primarily due to an inter-company term loan denominated in British pounds sterling. The currency depreciated significantly against the US dollar during the 2008 period but not the 2009 period.

The Company’s effective income tax rate benefit for the 2009 period was 4.2% compared to a provision of (2.2%) during the 2008 period. The tax benefit (provision) for the 2009 and 2008 periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency. In the 2009 period, the Company recognized a benefit of $0.1 million primarily as a result of the expiration of the statute of limitations for an uncertain tax position.

Segment Results

The Life Sciences segment’s income before taxes was $2.0 million for the 2009 period as compared to $1.1 million for the 2008 period. Product revenues increased by $0.8 million in the 2009 period primarily due to the contribution of product revenues from the March 2009 acquisition of Assay Designs and organic growth from our core products which replaced low margin, high volume distribution product revenues principally to one customer. Royalty and license fee income increased $0.4 million from the Qiagen agreement and the Abbott license agreement. The segment’s gross margin of $9.0 million, which increased $3.0 million in 2009, was negatively impacted by $0.1 million representing the fair value adjustment attributed to the sale of inventory acquired from Assay Designs. The remaining fair value adjustment attributed to inventory acquired from Assay Designs of $0.2 million will negatively impact gross margins through the third quarter of fiscal 2010. Gross profit margins increased to 64% from 47% due to favorable impact from ADI’s higher margin, which replaced lower margin revenue in 2008, lower inventory fair value adjustments and realignment of personnel from manufacturing to trading activity. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, increased by approximately $2.5 million during the 2009 period primarily due to the inclusion of Assay Designs expenses and the impact of the aforementioned realignment of personnel. The segment experienced a non-cash foreign currency loss of $0.1 million during the 2009 period resulting from the impact that slightly strengthening foreign currencies had on settled transactions and on an intercompany loan denominated in pounds sterling. In aggregate, the inventory fair value adjustment and amortization of intangibles negatively impacted the segment operating results in the 2009 period by $0.5 million.

The Clinical Laboratory segment’s loss before taxes was $0.8 million for the 2009 period as compared to a loss of $3.4 million in the 2008 period. The revenue from laboratory services increased in the 2009 period by $2.9 million due to increased service volume and during the 2008 period revenues were adversely affected by contractual adjustments of $2.2 million. The gross profit of $4.3 million, which increased $2.2 million in 2009, was impacted by the non-recurring charge to contractual expense of $2.2 million in 2008 and higher service volume in 2009 offset by the increase in the cost of laboratory services of $0.7 million. In the 2009 period, the selling, general and administrative costs increased by approximately $0.6 million primarily due to increases in payroll and payroll related costs of $0.2 million and other operating costs of $0.4 million. The provision for uncollectible accounts receivables decreased by $1.0 million as compared to the 2008 period.

The Therapeutics segment’s loss before income taxes was approximately $0.7 million for the 2009 period as compared to a loss of $0.8 million for the 2008 period. The decrease in the segment loss of $0.1 million was primarily due to decreases in clinical trial activities of $0.1 million and salaries and related costs.

The Other segment’s loss before taxes for the 2009 period was approximately $2.4 million as compared to $3.2 million in the 2008 period, a decrease of $0.8 million. The Other segment’s 2009 period loss reflects a decrease in payroll and payroll related costs of $0.1 million, a decline in professional fees and consulting costs and public relations of $0.2 million and a decrease in legal expenses of $0.9 million due to the reimbursement of $0.5 million in legal fees and reduced services provided relating to certain patent litigation activity. Interest income declined $0.4 million due to the decline in interest rates. The Company earns interest by investing primarily in short term US government treasury bills, and money market accounts.

Liquidity and Capital Resources

At October 31, 2009, the Company had cash and cash equivalents of $6.1 million and short-term investments of $40.3 million, or $46.4 in aggregate as compared to $50.2 million at July 31, 2009. Short term investments are in US Government treasury bills. The Company had working capital of $59.2 million at October 31, 2009 compared to $60.5 million at July 31, 2009. The decrease in working capital was primarily the result of funding capital expenditures and the period net loss during the 2009 period.

Net cash used in operating activities for the three months ended October 31, 2009 was approximately $2.9 million as compared to $1.5 million for the three months ended October 31, 2008. The increase in net cash used in operating activities in the 2009 period over the 2008 period of approximately $1.4 million was primarily due to changes in operating assets and liabilities of $4.7 million from 2008 to 2009, offset by the decrease in the period net loss and by the effect of lower non-cash adjustments in the 2009 period over the 2008 period aggregating $3.3 million.

Net cash provided by investing activities was approximately $1.9 million as compared to a use of cash of $40.2 million in the year ago period. The change is primarily due to the net increase in short term investments in US Government instruments of $39.8 million in the 2008 period. In the 2009 period net maturities of short-term investments of $3.0 million were offset by capital expenditures of $1.1 million.

There were no financing activities in 2009. Net cash provided by financing activities was approximately $0.3 million in the 2008 period, attributed primarily to stock options exercise proceeds. There were no stock option exercises in the 2009 period.

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

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2009.

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

Product revenues

Revenues from product sales are recognized when the products are shipped and title transfers, the sales price is fixed or determinable and collectibility is reasonably assured. During the three months ended October 31, 2008, one customer in the Life Science segment represented $2.2 million of total product revenues.

Royalties

Royalty revenues are recorded in the period earned. Royalties received in advance of being earned are recorded as deferred revenues.

License fees and multiple element arrangements

When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting, which requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

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

The following are tables of the Clinical Labs segment’s net revenues and percentages by revenue category for the three months ended October 31, 2009 and 2008:

	Three months ended October 31, 2009		Three months ended October 31, 2008

	(In thousands)	(in %)	(In thousands)	(in %)

Revenue category
Medicare	$2,852	26	$2,300	28
Third-party payer	4,867	44	3,880	48
Patient self-pay	2,149	19	1,227	15
HMO’s	1,242	11	765	9

Total	$11,110	100%	$8,172	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 26% and 27% of the Clinical Labs net revenues for the three months ended October 31, 2009 and 2008.

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

During the three months ended October 31, 2009 and 2008, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 82.5% and 77.9%, respectively, of gross billings. During the three months ended October 31, 2008 the Company also made a $2.2 million adjustment increasing the contractual allowance to correct immaterial errors in the computation of the contractual allowance percentages affecting the periods August 1, 2005 through July 31, 2008 and periods prior to August 1, 2005, and credits not recorded correctly. The adjustment increased the 2008 period’s loss before income tax by $2.2 million or $0.06 per share.

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

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $636,000, and $348,000 for the three months ended October 31, 2009 and 2008, respectively, and a change in the net accounts receivable of approximately $295,000 as of October 31, 2009.

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

The following is a table of the Company’s net accounts receivable by segment. The clinical laboratory segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At October 31, 2009 and July 31, 2009, approximately 38% and 40%, respectively, of the Company’s net accounts receivable relates to its clinical laboratory business, which operates in the New York and New Jersey Metropolitan areas.

The Life Sciences segment’s accounts receivable, of which $2.0 million or 23% and $2.1 million or 28% represents foreign receivables as of October 31, 2009 and July 31, 2009 respectively, includes royalty receivables of $3.2 million and $2.5 million, as of October 31, 2009 and July 31, 2009, respectively, of which approximately $2.6 million and $1.9 million, respectively is from Qiagen Corporation (Note 12).

Net accounts receivable

	As of October 31, 2009		As of July 31, 2009

Billing category	(In 000’s)	(in %)	(In 000’s)	(in %)

Clinical Labs
Medicare	$1,150	22	$1,113	22
Third party payers	2,170	42	2,003	40
Patient self-pay	1,510	30	1,635	32
HMO’s	314	6	303	6

Total clinical labs	$5,144	100%	$5,054	100%

Total life sciences	8,555		7,426

Total accounts receivable	$13,699		$12,480

Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	October 31, 2009	July 31, 2009

Beginning balance	$4,786	$886
Provision for doubtful accounts	912	5,189
Write-offs, net	(814)	(1,289)

Ending balance	$4,884	$4,786

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the three months ended October 31, 2009 and 2008, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. During the three month period ended October 31, 2009 versus 2008, our bad debt expense decreased by $0.9 million. During the 2008 period, the Company recorded a charge of $1.1 million attributed to increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system and increased provisions required based on changes in payer mix. The Company is presently managing two systems until the legacy system collection efforts are deemed completed. Billing for laboratory services is complicated because of many factors, especially: the differences between our standard gross fee schedule for all payers and the reimbursement rates of the various payers we deal with, disparity of coverage and information requirements among the various payers, and disputes with payers as to which party is responsible for reimbursement.

The following table indicates the Clinical Labs aged gross receivables by payer group (in thousands), which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments.

As of October 31, 2009	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$19,775	65%	$3,836	69%	$9,668	69%	$2,783	39%	$3,488	98%
31-60 days	3,674	12%	331	6%	2,025	15%	1,280	18%	38	2%
61-90 days	2,383	8%	305	5%	973	7%	1,093	15%	12	—%
91-120 days	1,718	6%	185	3%	554	4%	972	14%	7	—%
121-150 days	962	3%	133	2%	348	3%	480	7%	1	—%
Greater than 150 days*	1,691	6%	791	14%	346	2%	552	8%	2	—%

Totals	$30,203	100%	$5,581	100%	$13,914	100%	$7,160	100%	$3,548	100%

As of July 31, 2009	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$19,251	70%	$3,193	61%	$9,695	73%	$2,882	51%	$3,481	99%
31-60 days	4,508	17%	894	16%	1,957	15%	1,635	29%	22	1%
61-90 days	1,783	6%	256	5%	680	5%	836	15%	11	—%
91-120 days	1,019	4%	249	5%	483	4%	280	5%	7	—%
121-150 days	340	1%	134	3%	202	2%	—	—%	4	—%
Greater than 150 days**	636	2%	536	10%	100	1%	—	—%	—	—%

Totals	$27,537	100%	$5,262	100%	$13,117	100%	$5,633	100%	$3,525	100%

*	Total includes $486 fully reserved over 210 days as of October 31, 2009.

**	Total includes $340 fully reserved over 210 days as of July 31, 2009.

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

In fiscal 2008, the Company adopted the accounting pronouncement that prescribes a “more-likely-than-not” threshold for the recognition and derecognition of tax positions, provides guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of the pronouncement be reported as an adjustment to the opening balance of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The Company did not have any significant unrecognized tax positions and there was no material effect on our financial condition or results of operations as a result of implementing the pronouncement.

Inventory

The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At October 31, 2009 and July 31, 2009, our reserve for excess and obsolete inventory was $1.2 million and $1.0 million, respectively.

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

Recent Accounting Pronouncements

Effective August 1, 2009, the Company adopted The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC or Codification) of “Generally Accepted Accounting Principles – Overall”. The Codification established one source for all U.S. GAAP and became the source of authoritative accounting principles for nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is not intended to change existing GAAP and as such did not have an impact on the consolidated financial statements of the Company.

The adoption of the following accounting standards and updates during the first three months of fiscal 2010 did not result in a significant impact to our consolidated financial statements.

On June 15, 2009, we adopted the accounting pronouncement that amends the requirements for disclosures about fair value of financial instruments, regarding the fair value of financial instruments for annual, as well as interim, reporting periods. This pronouncement was effective prospectively for all interim and annual reporting periods ending after June 15, 2009.

Effective August 1, 2009, we adopted the revised accounting standard relating to business combinations, including assets acquired and liabilities assumed arising from contingencies. This standard requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and applies to all transactions and other events in which one entity obtains control over one or more other businesses. Upon our adoption of this standard, we will be required to expense certain transaction costs and related fees associated with business combinations that were previously capitalized. In addition, with the adoption of this standard, changes to valuation allowances for acquired deferred income tax assets and adjustments to unrecognized tax benefits acquired generally are to be recognized as adjustments to income tax expense rather than goodwill.

Effective August 1, 2009, we adopted the accounting standard regarding the determination of the useful life of intangible assets that removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience. This standard also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments in short-term instruments, which could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools. There have been no material changes with respect to market risk previously disclosed in our Annual Report on Form 10-K for our 2009 fiscal year.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at October 31, 2009, our assets and liabilities would increase or decrease by $2.1 million and $0.4 million, respectively, and our net sales and net (loss) or earnings would increase or decrease by $1.6 million and $0.4 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at October 31, 2009, our pre-tax earnings would be favorably or unfavorably impacted by approximately $0.3 million, on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid short term money market funds and short term investments in US Government agency discount notes with high credit ratings. Changes in interest rates may affect the investment income we earn on money market funds and short term investments and therefore affect our cash flows and results of operations. As of October 31, 2009, we were exposed to interest rate change market risk with respect to our money market accounts and short term investments totaling $41.2 million. The money market accounts and short-term investments yield or bear interest rates ranging from 0% to 0.5%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the money market funds and short-term investments by approximately $0.4 million on an annual basis.

As of October 31, 2009, we did not maintain any fixed or variable interest rate financing.

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

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2009 filed with the Securities and Exchange Commission. See Note 14.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

Item 6.	Exhibits

Exhibit No.	Exhibit

3.1	Certificate of Incorporation, as amended March 17, 1980 (previously filed as an exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and incorporated herein by reference)

3.2

Certificate of Amendment of the Certificate of Incorporation, dated June 3, 1981 (previously filed as an exhibit to the Company’s Form 10-K for the year ended July 31, 1981 and incorporated herein by reference)

3.3

Certificate of Amendment to the Certificate of Incorporation, dated March 13, 1980 (previously filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and incorporated herein by reference)

3.4	Amended and Restated Bylaws (previously filed with the Company’s Current Report on Form 8-K January 29, 2008 and is incorporated herein by reference)

31.1	Certification of Elazar Rabbani, Ph.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Barry Weiner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Elazar Rabbani, Ph.D. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Barry Weiner pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZO BIOCHEM, INC.

(Registrant)

Date: December 10, 2009	by:	/s/ Barry Weiner

Chief Financial Officer, Principal Accounting Officer, Treasurer and Director