Form 10-K/A
period 2009-07-31
ENZO BIOCHEM INC
filed 2009-12-14
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

          The number of shares of the registrant’s common stock, par value $.01, outstanding as of December 1, 2009 was approximately 37,858,000.

EXPLANATORY NOTE

          Enzo Biochem, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended July 31, 2009, filed with the Securities and Exchange Commission on October 14, 2009, as amended by Amendment No. 1, filed with the Securities and Exchange Commission on November 25, 2009, solely for the purpose of making certain technical reference corrections in the exhibit index. In connection with the filing of this Amendment, and as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company is also filing new certifications of its principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

          Unless otherwise stated, this Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-K or modify or update in any way disclosures contained in the original Form 10-K.

PART IV

Item 15.    Exhibits and Financial Statements Schedules

a) Documents filed as part of the report

(3) Exhibits.

Exhibit No.	Description

3(a)	Certificate of Incorporation, as amended March 17, 1980. (1)

3(b)	June 16, 1981 Certificate of Amendment of the Certificate of Incorporation. (2)

3(c)	Certificate of Amendment to the Certificate of Incorporation. (3)

3(d)	Amended and restated Bylaws. (4)

10 (c)	Employment Agreements with Elazar Rabbani. (5)

10(d)	Employment Agreement with Shahram Rabbani. (5)

10(e)	Employment Agreement with Barry Weiner. (5)

10(f)	1994 Stock Option Plan. (6)

10(g)	1999 Stock Option Plan. (7)

10 (h)	Amendment to Elazar Rabbani’s employment agreement. (8)

10 (i)	Amendment to Shahram Rabbani’s employment agreement. (8)

10 (j)	Amendment to Barry Weiner’s employment agreement. (8)

10 (k)	2005 Equity Compensation Incentive Plan. (9)

10 (l)	Amended and Restated Lease Agreement with Pari Management. (10)

10 (m)	Settlement and Release Agreement between the Company and Sigma Aldrich. (11)

10 (n)	Stock Purchase Agreement by and among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the stock holders, option holders and warrant holders listed on Schedule I thereto. (12)

10 (o)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties. (13)

10 (p)

Asset Purchase Agreement By and Among Enzo Life Sciences, Inc., Enzo Life Sciences Acquisition, Inc., Assay Designs, Inc., Ampersand 2001 Limited Partnership and Ampersand 2001 Companion Fund Limited Partnership. (14)

14 (a)	Code of Ethics. (15)

21	Subsidiaries of the registrant:

Enzo Clinical Labs, Inc., a New York corporation
Enzo Life Sciences, Inc., a New York corporation
Enzo Therapeutics, Inc., a New York corporation
Enzo Realty, LLC, a New York corporation

23	Consent of Independent Registered Public Accounting Firm. (16)

31 (a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

31 (b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

31 (c)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)

31 (d)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)

31(e)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31(f)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32 (a)	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

32 (b)	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (16)

Notes to exhibits

(1)	These exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4)	This exhibit was filed with Amendment No. 1 to the Company’s Current Report on Form 8-K on January 30, 2008 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1994 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(7)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(8)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2000 and is incorporated herein by reference.

(9)	This exhibit was included in the Company’s Proxy Statement on Schedule 14A filed on January 19, 2005 and is incorporated herein by reference.

(10)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K on May 30, 2007 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K on May 9, 2008 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 13, 2009 and is incorporated herein by reference.

(15)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and is incorporated herein by reference.

(16)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2009 and is incorporated herein by reference.

(17)	This exhibit was filed with Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2009 and is incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of December, 2009.

ENZO BIOCHEM, INC.

By:		/s/ Elazar Rabbani

	Name:	Elazar Rabbani Ph.D.
	Title:	Chairman of the Board of Directors, Secretary and Chief Executive Officer