Form 10-Q
period 2010-01-31
ENZO BIOCHEM INC
filed 2010-03-12
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

Yes ☐ No ☒

As of March 1, 2010 the Registrant had approximately 37,984,500 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
January 31, 2010

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2010 (unaudited)	July 31, 2009 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$8,157	$6,929
Short term investments	36,309	43,306
Accounts receivable, net of allowances	12,006	12,480
Inventories	10,048	9,264
Prepaid expenses and other	2,188	2,482

Total current assets	68,708	74,461

Property, plant and equipment, net	12,069	11,323
Goodwill	24,740	24,896
Intangible assets, net	21,152	22,009
Other	430	439

Total assets	$127,099	$133,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$4,833	$4,242
Accrued liabilities	13,516	8,426
Other current liabilities	854	1,062
Deferred taxes	210	213

Total current liabilities	19,413	13,943

Deferred revenue	—	38
Deferred taxes	2,206	2,366
Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 38,717,900 at January 31, 2010 and 38,589,880 at July 31, 2009	387	386
Additional paid-in capital	306,860	306,280
Less treasury stock at cost: 735,554 shares at January 31, 2010 and at July 31, 2009	(10,440)	(10,440)
Accumulated deficit	(191,863)	(179,721)
Accumulated other comprehensive income	536	276

Total stockholders’ equity	105,480	116,781

Total liabilities and stockholders’ equity	$127,099	$133,128

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009

Revenues:
Product revenues	$10,767	$9,497	$21,511	$19,474
Royalty and license fee income	1,839	1,904	5,150	4,820
Clinical laboratory services	10,580	9,515	21,690	17,687

	23,186	20,916	48,351	41,981

Operating expenses:
Cost of product revenues	5,322	6,591	10,377	13,396
Cost of clinical laboratory services	6,979	6,314	13,759	12,337
Research and development	2,350	2,218	4,794	4,220
Selling, general, and administrative	13,542	10,583	25,122	19,842
Provision for uncollectible accounts receivable	510	1,376	1,422	3,235
Legal	826	1,288	1,082	2,498
Litigation settlement and related legal costs	3,698	—	3,698	—

Total operating expenses	33,227	28,370	60,254	55,528

Operating loss	(10,041)	(7,454)	(11,903)	(13,547)

Other income (expense):
Interest income	5	142	14	552
Other	(64)	118	(45)	151
Foreign currency loss	(110)	(373)	(168)	(955)

Loss before income taxes	(10,210)	(7,567)	(12,102)	(13,799)
Provision for income taxes	(118)	(106)	(40)	(243)

Net loss	$(10,328)	$(7,673)	$(12,142)	$(14,042)

Net loss per common share:
Basic and Diluted	$(0.27)	$(0.20)	$(0.32)	$(0.38)

Weighted average common shares outstanding:
Basic and Diluted	37,899	37,449	37,877	37,393

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
Six months ended January 31, 2010
(UNAUDITED)
(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss

Balance at July 31, 2009	38,589,880	735,554	$386	$306,280	$(10,440)	$(179,721)	$276	$116,781

Net loss for the period ended January 31, 2010	—	—	—	—	—	(12,142)	—	(12,142)	$(12,142)
Vesting of restricted stock	128,020	—	1	—	—	—	—	1	—
Stock based compensation charges	—	—	—	580	—	—	—	580	—
Foreign currency translation adjustments	—	—	—	—	—	—	260	260	260

Comprehensive loss									$(11,882)

Balance at January 31, 2010	38,717,900	735,554	$387	$306,860	$(10,440)	$(191,863)	$536	$105,480

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended January 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(12,142)	$(14,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,359	990
Amortization of intangible assets	828	532
Provision for uncollectible accounts receivable	1,422	3,235
Write off and/or reserve taken for obsolete inventory	(42)	158
Deferred income tax benefit	(126)	(184)
Share based compensation charges	580	715
Deferred revenue recognized	(225)	(242)
Foreign currency loss on intercompany loan	77	881
Accrual for 401 (k) employer match	735	643

Changes in operating assets and liabilities:
Accounts receivable	(913)	871
Inventories	(666)	789
Prepaid expenses	300	981
Accounts payable – trade	621	(796)
Accrued liabilities	4,477	1,461
Other current liabilities	(20)	(156)
Total adjustments	8,407	9,878

Net cash used in operating activities	(3,735)	(4,164)

Cash flows from investing activities:
Purchases of short term investments	(118,917)	(208,506)
Maturities of short term investments	125,914	144,054
Capital expenditures	(2,044)	(1,558)
Decrease in security deposits and other assets	9	165

Net cash provided by (used in) investing activities	4,962	(65,845)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	348

Net cash provided by financing activities	—	348

Effect of exchange rate changes on cash and cash equivalents	1	(181)

Increase (decrease) in cash and cash equivalents	1,228	(69,842)
Cash and cash equivalents - beginning of period	6,929	78,322

Cash and cash equivalents - end of period	$8,157	$8,480

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2010
and for the six month period ended
January 31, 2010 and 2009
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Clinical Labs, Enzo Life Sciences, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of January 31, 2010, the consolidated statement of stockholders’ equity and comprehensive loss for the six months ended January 31, 2010, the consolidated statements of cash flows for the six months ended January 31, 2010 and 2009, and the consolidated statements of operations for the three and six months ended January 31, 2010 and 2009, are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2009 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010.

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

The adoption of the following accounting standards and updates during the first six months of fiscal 2010 did not result in a significant impact to our consolidated financial statements.

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

Reclassifications

Certain amounts in fiscal 2009 have been reclassified to conform to current year presentation. In Fiscal 2009, the Company reclassified certain payroll taxes and employee benefits included in selling, general and administrative expense to cost of sales. The payroll taxes and benefits reclassed were approximately $325,000 and $541,000, respectively for the three and six months ended January 31, 2009.

Note 2 – Short-term Investments

At January 31, 2010 and July 31, 2009, the Company’s short-term investments, whose fair value approximates cost, are in U.S. Government Treasury bills, which are purchased at discounts with remaining maturities of less than ninety days.

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

At January 31, 2010 and July 31, 2009, the Company’s short-term investments are classified as Level 1 assets.

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

The execution of the Purchase Agreement and the closing of the transaction occurred simultaneously on March 12, 2009. The purchase price consisted of $12,228,000 in cash, exclusive of acquisition costs of approximately $540,000, and was subject to an upward or downward post-closing purchase price adjustment based on Assay Designs’ working capital as of the closing date, $100,000 of which was held in escrow for approximately 60-90 days to secure the payment of any downward post-closing purchase price adjustment and $750,000 of which will be held in escrow for 12 months to secure the payment of any indemnification obligations of Assay Designs under the Purchase Agreement. Subsequent to the acquisition date, the Company paid $270,000 in additional purchase price in connection with the working capital adjustment and released the $100,000 escrow amount. The cost of the acquisition included costs to consolidate a leased facility and the involuntary termination of certain employees, which occurred during the measurement period. The Assay Designs Acquisition strengthens the Company’s position as a global provider of life sciences reagents by broadening our product offerings and manufacturing capabilities.

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

In thousands (except per share amounts)	Three months ended January 31, 2009	Six months ended January 31, 2009

Net revenues	$23,365	$47,253
Net loss	(8,018)	(14,541)

Net loss per common share – basic and diluted:	$(0.21)	$(0.39)

Note 4 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for the three and six months ended January 31, 2010 and 2009 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of “in the money” stock options, net of shares repurchased with the option exercise proceeds and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

	Three months ended January 31,		Six months ended January 31,
(In thousands)	2010	2009	2010	2009

Potential net shares, issued from exercise of “in the money” employee and director stock options and restricted stock awards, excluded from diluted net loss per share calculation	—	—	67	59

The following table summarizes the number of “out of the money” options excluded from the computation of diluted net loss per share because the effect of their potential exercise is anti-dilutive.

	Three months ended January 31,		Six months ended January 31,
(In thousands)	2010	2009	2010	2009

“Out of the money” employee and director stock options	1,177	1,783	1,177	1,907

Note 5 – Share-based compensation

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
In thousands	2010	2009	2010	2009

Cost of product revenues	$2	$3	$5	$3
Research and development	3	6	6	28
Selling, general and administrative	253	312	569	684

	$258	$321	$580	$715

No excess tax benefits were recognized during the three and six month periods ended January 31, 2010 and 2009.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the six month period ended January 31, 2010 is as follows:

	Options	Weighted Average Exercise Price		Aggregate Intrinsic Value

Outstanding at August 1, 2009	1,191,519		$14.41	$—

Exercised	—	$
Cancelled	(14,841)		$11.86

Outstanding and exercisable at end of period	1,176,678		$14.45	$—

As of January 31, 2010, there was no unrecognized compensation cost related to unvested stock option-based compensation.

During the six months ended January 31, 2009, the Company received cash proceeds of approximately $348,000 from the exercise of 44,586 stock options. The aggregate intrinsic value of stock options exercised during the six months ended January 31, 2009, including the non-cash transactions (Note 6) was approximately $1.4 million.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the six months ended January 31, 2010 is as follows:

	Awards	Weighted Average Award Price

Unvested at August 1, 2009	377,400	$6.05
Awarded	61,000	$5.03
Vested	(128,020)	$(7.33)
Forfeited	(2,100)	$(5.01)

Unvested at end of period	308,280	$5.33

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of January 31, 2010, there was approximately $1.3 million of total unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of one and half years.

The total number of shares available for grant as stock options or award as restricted stock is approximately 343,300 as of January 31, 2010.

Note 6 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company’s consolidated statements of cash flows is as follows (In thousands):

	Six months ended January 31,
	2010	2008

Taxes paid – net	$147	$112

During the six months ended January 31, 2009, certain officers of the Company exercised 206,576 stock options in a non-cash transaction. The officers surrendered 99,985 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $1.1 million, the market value of the surrendered shares, as treasury stock. There were no stock options exercises during the six months ended January 31, 2010.

Note 7 – Comprehensive loss and Accumulated Other Comprehensive Income

During the three months ended January 31, 2010 and 2009, total comprehensive loss was approximately $11.0 million and $8.2 million, respectively. During the six months ended January 31, 2010 and 2009, total comprehensive loss was approximately $11.9 million and $16.1 million, respectively.

Note 8- Inventories

At January 31, 2010 and July 31, 2009 inventories, net of reserves of $1.0 million consist of:

In 000’s	January 31, 2010	July 31, 2009

Raw materials	$607	$499
Work in process	2,260	1,801
Finished products	7,181	6,964

	$10,048	$9,264

Note 9 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows (in thousands):

	Enzo Life Sciences	Enzo Clinical Labs	Total

Balance August 1, 2009	$17,444	$7,452	$24,896
Other	7	—	7
Foreign currency translation	(163)	—	(163)

Balance January 31, 2010	$17,288	$7,452	$24,740

Intangible assets, all of which are included in the Life Sciences segment, consist of the following (in thousands):

	January 31, 2010			July 31, 2009

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(10,091)	$936	$11,027	(10,030)	$997
Customer relationships	12,072	(1,675)	10,397	12,125	(1,190)	10,935
Non-compete and employment agreements	474	(359)	115	469	(280)	189
Website and acquired content	1,007	(419)	588	1,005	(303)	702
Licensed technology and other	637	(229)	408	588	(83)	505
Indefinitely-lived intangible assets:
Trademarks	8,708	—	8,708	8,681	—	8,681

Total	$33,925	$(12,773)	$21,152	$33,895	$(11,886)	$22,009

At January 31, 2010, the weighted average useful life of finite-lived intangible assets was approximately ten years.

Note 10 – Accrued Liabilities and Other Current Liabilities

At January 31, 2010 and July 31, 2009, accrued liabilities consist of:

In 000’s	January 31, 2010	July 31, 2009

Legal	$2,542	$1,095
Payroll, benefits, and commissions	3,872	2,737
Research and development	727	656
Professional fees	1,679	1,752
Litigation settlement	2,700	—
Other	1,996	2,186

	$13,516	$8,426

At January 31, 2010 and July 31, 2009, other current liabilities consist of:

In 000’s	January 31, 2010	July 31, 2009

Deferred revenue	669	850
Other	185	212

	$854	$1,062

Note 11 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate provision for the three months ended January 31, 2010 was 1.2% compared to 1.4% during the three months ended January 31, 2009. The tax provision for the three months ended January 31, 2010 and 2009 was based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory.

The Company’s effective tax rate provision for the six months ended January 31, 2010 was 0.3% compared to 1.8% during the six months ended January 31, 2009. The tax provision for the six months ended January 31, 2010 and 2009 was based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory.

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

The Company files a consolidated Federal income tax return. The Company files a combined, California, and New York State and City return with certain subsidiaries. Other subsidiaries file separate state and foreign tax returns. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2006 through 2009. In connection with a business combination, the Company recorded as of May 31, 2007 approximately $300,000 for an uncertain tax position, including accrued interest of $39,000, with respect to a deemed dividend. During the six months ended January 31, 2010, the Company reduced the balance of this liability by approximately $106,000 and recognized a corresponding tax benefit as a result of the expiration of the statute of limitations. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense.

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

During the three months ended January 31, 2010 and 2009, the Company recorded royalties from the Agreement of approximately $1.1 million and $1.2 million, respectively, and during the six months ended January 31, 2010 and 2009 recorded approximately $3.7 million and $3.5 million, respectively.

During both three months periods ended January 31, 2010 and 2009, the Company recorded $0.7 million of royalties and license fee income under a licensing agreement with Abbott Molecular, Inc. (“Abbott”) entered into in fiscal 2007. During the six months ended January 31, 2010 and 2009, the Company recorded $1.4 million and $1.3 million in royalties and license fee income respectively, from this agreement.

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

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2010

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$10,767	—	—	—	$10,767
Royalty and license fee income	1,839	—	—	—	1,839
Clinical laboratory services	—	—	$10,580	—	10,580

	12,606	—	10,580	—	23,186
Operating expenses:
Cost of product revenues	5,322	—	—	—	5,322
Cost of clinical laboratory services	—	—	6,979	—	6,979
Research and development	1,714	$636	—	—	2,350
Provision for uncollectible accounts receivable	—	—	510	—	510
Selling, general and administrative and legal	5,029	—	5,081	$4,258	14,368
Litigation settlement and related legal costs	—	—	—	3,698	3,698

Total operating expenses	12,065	636	12,570	7,956	33,227

Operating income (loss)	541	(636)	(1,990)	(7,956)	(10,041)

Other income (expense)
Interest income	—	—	—	5	5
Other	(80)	—	16	—	(64)
Foreign exchange loss	(110)	—	—	—	(110)

Income (loss) before income taxes	$351	$(636)	$(1,974)	$(7,951)	$(10,210)

Depreciation and amortization included above	$943	$14	$255	$32	$1,244

Share-based compensation included in above:
Cost of product revenues	$—	—	2	—	$2
Research and development	3	$—	—	—	3
Selling, general and administrative and legal	33	—	$17	$203	253

Total	$36	—	$19	$203	$258

Capital expenditures	$370	$—	$535	$11	$916

Three months ended January 31, 2009

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$9,497	$—	$—	$—	$9,497
Royalty and license fee income	1,904	—	—	—	1,904
Clinical laboratory services	—	—	9,515	—	9,515

	11,401	—	9,515	—	20,916
Operating expenses:
Cost of product revenues	6,591	—	—	—	6,591
Cost of clinical laboratory services	—	—	6,314	—	6,314
Research and development	1,236	982	—	—	2,218
Provision for uncollectible accounts receivable	—	—	1,376	—	1,376
Selling, general, and administrative and legal	3,187	—	4,161	4,523	11,871

Total operating expenses	11,014	982	11,851	4,523	28,370

Operating income (loss)	387	(982)	(2,336)	(4,523)	(7,454)

Other income (expense):
Interest income	—	—	12	130	142
Other	97	—	21	—	118
Foreign exchange loss	(373)	—	—	—	(373)

Income (loss) before income taxes	$111	$(982)	$(2,303)	$(4,393)	$(7,567)

Depreciation and amortization included above	$478	$13	$247	$30	$768

Share-based compensation included in above:
Cost of product revenues	$—	$—	$3	$—	$3
Research and development	6	—	—	—	6
Selling, general and administrative and legal	50	16	18	228	312

Total	$56	$16	$21	$228	$321

Capital expenditures	$368	$49	$342	$—	$759

Six months ended January 31, 2010

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$21,511	$—	$—	$—	$21,511
Royalty and license fee income	5,150	—	—	—	5,150
Clinical laboratory services	—	—	21,690	—	21,690

	26,661	—	21,690	—	48,351
Operating expenses:
Cost of product revenues	10,377	—	—	—	10,377
Cost of clinical laboratory services	—	—	13,759	—	13,759
Research and development	3,490	1,304	—	—	4,794
Provision for uncollectible accounts receivable	—	—	1,422	—	1,422
Selling, general, and administrative and legal	10,202	—	9,333	6,669	26,204
Litigation settlement and related legal costs	—	—	—	3,698	3,698

Total operating expenses	24,069	1,304	24,514	10,367	60,254

Operating income (loss)	2,592	(1,304)	(2,824)	(10,367)	(11,903)

Other income (expense):
Interest income	—	—	—	14	14
Other	(77)	—	32	—	(45)
Foreign exchange loss	(168)	—	—	—	(168)

Income (loss) before income taxes	$2,347	$(1,304)	$(2,792)	$(10,353)	$(12,102)

Depreciation and amortization included above	$1,609	$27	$490	$61	$2,187

Share-based compensation included in above:
Cost of product revenues	$—	$—	$5	$—	$5
Research and development	6	—	—	—	6
Selling, general and administrative and legal	65	—	42	462	569

Total	$71	$—	$47	$462	$580

Capital expenditures	$825	$—	$1,157	$62	$2,044

Six months ended January 31, 2009

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$19,474	$—	$—	$—	$19,474
Royalty and license fee income	4,820	—	—	—	4,820
Clinical laboratory services	—	—	17,687	—	17,687

	24,294	—	17,687	—	41,981
Operating expenses:
Cost of product revenues	13,396	—	—	—	13,396
Cost of clinical laboratory services	—	—	12,337	—	12,337
Research and development	2,435	1,785	—	—	4,220
Provision for uncollectible accounts receivable	—	—	3,235	—	3,235
Selling, general, and administrative and legal	6,378	—	7,852	8,110	22,340

Total operating expenses	22,209	1,785	23,424	8,110	55,528

Operating income (loss)	2,085	(1,785)	(5,737)	(8,110)	(13,547)

Other income (expense):
Interest income	—	—	57	495	552
Other	130	—	21	—	151
Foreign exchange loss	(955)	—	—	—	(955)

Income (loss) before income taxes	$1,260	$(1,785)	$(5,659)	$(7,615)	$(13,799)

Depreciation and amortization included above	$955	$23	$484	$60	$1,522

Share-based compensation included in above:
Cost of product revenues	$—	$—	$3	$—	$3
Research and development	13	15	—	—	28
Selling, general and administrative and legal	64	16	94	510	684

Total	$77	$31	$97	$510	$715

Capital expenditures	$569	$77	$894	$18	$1,558

Note 14 – Contingencies

1. On April 30, 2009, Shahram K. Rabbani (“Mr. Rabbani”), former Secretary, Treasurer and member of the board of directors of the Company and the former President of Enzo Clinical Labs, Inc., in connection with the termination of his employment, submitted a demand for arbitration and related statement of claim to the American Arbitration Association. The statement of claim named the Company, Dr. Elazar Rabbani, the Chairman of the Board and Chief Executive Officer of the Company, and Barry W. Weiner, the President, Chief Financial Officer of the Company and a member of the Board, as respondents and alleged, among other things, claims relating to the termination of Mr. Rabbani’s employment as President of Clinical Labs. The statement of claim purported to allege claims for breach of contract against the Company, unlawful retaliation under the Sarbanes-Oxley’s whistleblower statute (the “Claims”) against the Company, Dr. Rabbani and Mr. Weiner, and tortious interference with contract against Dr. Rabbani and Mr. Weiner. Mr. Rabbani sought damages of no less than $10 million consisting of contractually prescribed severance payments (approximately $2.5 million), plus additional base salary and bonus going forward for several years, compensatory damages, and punitive damages, including attorneys’ fees and costs in connection with these proceedings.

Subsequent to April 30, 2009, the Company conducted a review, as directed by a special committee of the Board of Directors, relating to the aforementioned Claims pertaining to Enzo Clinical Labs. The review concluded that the purported Claims were unsubstantiated.

On January 28, 2010, the Company reached an agreement with Mr. Rabbani, to settle all of the Claims as well as all of his claims against Dr. Rabbani and Mr. Weiner.

Under the terms of the agreement, Mr. Rabbani discontinued all actions he commenced against the Company, Dr. Rabbani and Mr. Weiner. In exchange, the Company agreed to pay Mr. Rabbani a lump sum payment of $2.7 million. The parties also agreed to execute mutual general releases. During the three months ended January 31, 2010, the Company recorded a settlement expense of approximately $3.7 million, consisting of the lump sum payment of $2.7 million and approximately $1.0 million of legal expenses incurred in connection with the Claims. Subsequent to January 31, 2010, the parties executed the mutual general releases and the Company paid the aforementioned settlement of $2.7 million.

2. On January 8, 2010, Mr. Rabbani commenced, as plaintiff, an action (the “Action”) in the Supreme Court of the State of New York, County of New York, seeking a temporary restraining order and a preliminary and permanent injunction to enjoin the Company from convening the Annual Meeting on January 29, 2010. On January 11, 2010, the Company petitioned to remove the Action to the U.S. District Court for the Southern District of New York (the “Court”), which petition was granted. A hearing on the matter was held on January 12, 2010. On January 27, 2010, the Court entered an order denying Mr. Rabbani’s motion for a preliminary injunction to enjoin the Company from convening the Annual Meeting on January 29, 2010.

Note 15 – Subsequent Events

The Company has evaluated events and transactions subsequent to January 31, 2010. No subsequent events require recognition in the consolidated financial statements or in the notes to the consolidated financial statements by the Company, except for the update of the Contractual Obligations with respect to material changes in minimum lease commitments. ( See Contractual Obligations in Item 2)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Enzo Life Sciences is a company that manufactures, develops and markets functional biology and cellular biochemistry products and tools to research and pharmaceutical customers world-wide and has amassed a large patent and technology portfolio. The company’s sources of revenues are from the direct sales of products consisting of labeling and detection reagents for the genomics and sequencing markets and royalty and licensing fee income. The pioneering platforms developed by Enzo Life Sciences enable the development of a wide range of products in the research products marketplace.

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

The execution of the Purchase Agreement and the closing of the transaction occurred simultaneously on March 12, 2009. The purchase price consisted of $12,228,000 in cash exclusive of acquisition costs of approximately $540,000, subject to an upward or downward post-closing purchase price adjustment based on Assay Designs’ working capital as of the closing date, $100,000 of which will be held in escrow for approximately 60-90 days to secure the payment of any downward post-closing purchase price adjustment and $750,000 of which will be held in escrow for 12 months to secure the payment of any indemnification obligations of Assay Designs under the Purchase Agreement. Subsequent to the acquisition date, the Company paid $270,000 in additional purchase price in connection with the working capital adjustment and released the $100,000 escrow amount. The cost of the acquisition included the cost to consolidate a leased facility and the involuntary termination of certain employees, which occurred during the measurement period.

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

Results of Operations
Three months ended January 31, 2010 as compared to January 31, 2009

Comparative Financial Data for the Three Months Ended January 31,

(In thousands)

	2010	2009	Increase (Decrease)	% Change

Revenues:
Product revenues	$10,767	$9,497	$1,270	13%
Royalty and license fee income	1,839	1,904	(65)	(3)
Clinical laboratory services	10,580	9,515	1,065	11

Total revenues	23,186	20,916	2,270	11

Operating expenses:
Cost of product revenues	5,322	6,591	(1,269)	(19)
Cost of clinical laboratory services	6,979	6,314	665	11
Research and development	2,350	2,218	132	6
Selling, general, and administrative	13,542	10,583	2,959	28
Provision for uncollectible accounts receivable	510	1,376	(866)	(63)
Legal	826	1,288	(462)	(36)
Litigation settlement and related legal costs	3,698	—	3,698	—

Total operating expenses	33,227	28,370	4,857	17

Operating loss	(10,041)	(7,454)	(2,587)	35

Other income (expense):
Interest income	5	142	(137)	(96)
Other	(64)	118	(182)	(154)
Foreign currency loss	(110)	(373)	263	71

Loss before income taxes	$(10,210)	$(7,567)	$(2,643)	35

Consolidated Results:

The “2010 period” and the “2009 period” refer to the three months ended January 31, 2010 and 2009, respectively. The 2010 period includes the three months results of ADI which was acquired on March 12, 2009.

Product revenues increased overall by $1.3 million in 2010 to $10.8 million as compared to the 2009 period. Our core product revenues demonstrated organic growth of 7% or $0.5 million and the revenue from the recently acquired ADI contributed acquisition growth of 27% or $2.6 million. Foreign currency fluctuation positively affected revenues by $0.3 million. This overall growth was impacted by declines in our low margin third-party distribution business of $2.9 million of which one customer accounted for $2.1 million of the decline.

Royalty and license fee income during the 2010 period was $1.8 million compared to $1.9 million in the 2009 period, a decrease of $0.1 million or 3%. Royalties are primarily earned from the reported net sales of Qiagen products subject to a license agreement and from a license agreement with Abbott. During the 2010 period, the Company recognized royalties of approximately $1.1 million from Qiagen and royalties and license fees under the Abbott License Agreement of approximately $0.7 million. There are no direct expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2010 period were $10.6 million compared to $9.5 million in the 2009 period. The 2010 period’s increase over the 2009 period was $1.1 million or 11%. During the 2010 period revenue increased due to higher service volume.

The cost of product revenues during the 2010 period was $5.3 million compared to $6.6 million in the 2009 period, a decrease of $1.3 million or 19%. The decrease is primarily due to the impact of $1.9 million in lower costs from low margin third party distribution business, reduced fair value accounting adjustments of $0.3 million in accordance with purchase accounting rules and reclassification of $0.5 million in costs relating to the realignment of manufacturing facilities and personnel. Such amounts in 2010 were partially offset by product cost relating to ADI of $1.2 million. We believe that cost of product revenues for future periods will be affected by, among other things, the further integration of acquired businesses in addition to sales volumes, competitive conditions and foreign currency rates.

The cost of clinical laboratory services during the 2010 period was $7.0 million as compared to $6.3 million in the 2009 period, an increase of $0.7 million or 11%. The Company incurred increased costs partially due to increased service volume in 2010. Increases occurred in reagent costs and supplies of $0.2 million, laboratory personnel costs of $0.2 million and outside reference lab costs of $0.2 million. Laboratory personnel costs increased primarily due to additional headcounts in phlebotomists to expand patient collection sites and other personnel to manage expanded internal operations.

Research and development expenses were approximately $2.3 million during the 2010 period, compared to $2.2 million in the 2009 period, an increase of $0.1 million or 6%. The increase was principally attributed to higher costs of $0.5 million at Enzo Life Sciences primarily from the acquired ADI offset by $0.4 million in lower clinical trial and related activities at the Therapeutics segment.

Selling, general and administrative expenses were approximately $13.5 million during the 2010 period as compared to $10.6 million in the 2009 period, an increase of $2.9 million or 28%. The increase was primarily due to the net increase at the Enzo Life Sciences segment of $1.8 million in the 2010 period which included approximately $0.9 million of selling, general and administrative expenses related to Assay Designs operations, the impact of realigning manufacturing facilities and certain personnel of $0.5 million and additional payroll costs. The Clinical Lab segment’s selling general and administrative increased $0.9 million primarily due to increased payroll and related benefits of $0.4 million, computer related costs of $0.2 million, and other expenses of $0.3 million.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $0.5 million for the 2010 period as compared to $1.4 million in the 2009 period, a decrease of $0.9 million or 63%. During the 2009 period, the Company recorded a charge attributed to increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system, the correction of an immaterial error relating to fiscal 2008, and increased provisions required based on changes in payer mix, offset by a reduced requirement under the new billing system.

Legal expense was $0.8 million during the 2010 period compared to $1.3 million in the 2009 period, a decrease of $0.5 million or 36%, due to reduction of $1.1 million in legal services provided relating to certain patent litigation and general matters offset by approximately $0.6 million in incremental legal costs incurred for proxy related matters in 2010.

Interest income was $5,000 during the 2010 period as compared to $0.1 million during the 2009 period. The interest income decrease during the 2010 period is attributed to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve. Furthermore, the Company had higher average invested balances during the 2009 period. The Company earns interest by investing primarily in short term US treasury bills, and money market accounts.

In connection with the litigation settlement with Mr. Shahram K. Rabbani to settle all of his claims against the Company, and certain of its executive officers, the Company agreed to pay a lump sum payment of $2.7 million. The Company recorded a settlement expense of approximately $3.7 million, consisting of the lump sum payment of $2.7 million and approximately $1.0 million of legal expenses incurred in connection with the claims.

The loss on foreign currency was $0.1 million during the 2010 period, primarily due to a non-cash loss on an intercompany term loan denominated in British pounds sterling and the slight strengthening of other foreign currencies relative to the US dollar during the period and the impact that had on settled transactions during the period. During the 2009 period, the loss on foreign currency transactions was $0.4 million primarily due to a non-cash loss on the intercompany term loan denominated in British pounds sterling. The British currency depreciated significantly against the US dollar during the 2009 period but only slightly in the 2010 period.

The Company’s effective income tax rate provision for the 2010 period was 1.2% compared to 1.4% during the 2009 period. The tax provisions for the 2010 and 2009 periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

Segment Results

The Life Sciences segment’s income before taxes was $0.4 million for the 2010 period as compared to $0.1 million for the 2009 period. Product revenues increased by $1.3 million in the 2010 period primarily due to the contribution of product revenues from the March 2009 acquisition of Assay Designs and organic growth from our core products which replaced low margin, high volume distribution product revenues principally to one customer. Royalty and license fee income decreased $0.1 million from the Qiagen agreement and the Abbott license agreement. The segment’s gross margin increased $2.5 million to $7.3 million. Gross profit margins increased to 58% from 42% due to favorable impact from ADI’s higher margin, which replaced lower margin revenue in 2009, lower inventory fair value adjustments and realignment of personnel from manufacturing to trading activity. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, increased by approximately $2.3 million during the 2010 period primarily due to the inclusion of Assay Designs expenses and the impact of the aforementioned realignment of personnel. The segment experienced a non-cash foreign currency loss of $0.1 million during the 2010 period resulting from the impact that slightly strengthening foreign currencies had on settled transactions and on an intercompany loan denominated in pounds sterling. In aggregate, the inventory fair value adjustment and amortization of intangibles negatively impacted the segment operating results in the 2010 period by $0.6 million.

The Clinical Laboratory segment’s loss before taxes was $2.0 million for the 2010 period as compared to a loss of $2.3 million in the 2009 period. The revenue from laboratory services increased in the 2010 period by $1.1 million due to increased service volume. The gross profit of $3.6 million, which increased $0.4 million in 2010, was impacted by higher service volume in 2010 offset by the increase in the cost of laboratory services of $0.7 million. In the 2010 period, selling, general and administrative costs increased by approximately $0.9 million primarily due to increases in payroll and payroll related costs of $0.4 million and other operating costs of $0.5 million. The provision for uncollectible accounts receivable decreased by $0.9 million as compared to the 2009 period.

The Therapeutics segment’s loss before income taxes was approximately $0.6 million for the 2010 period as compared to a loss of $1.0 million for the 2009 period. The decrease in the segment loss of $0.4 million was primarily due to decreases in clinical trial activities of $0.3 million and salaries and related costs of $0.1 million.

The Other segment’s loss before taxes for the 2010 period was approximately $7.9 million as compared to $4.4 million in the 2009 period, an increase of $3.5 million. The Other segment’s 2010 period loss reflects the litigation settlement and related legal costs of $3.7 and an increase in professional fees and consulting costs and public relations of $0.2 million partially offset by a decrease in other operating expenses of $0.1 million. Legal expenses decreased $0.3 million due to reduced services provided relating to certain patent litigation activity and general matters offset by incremental legal costs relating to proxy matters. Interest income declined $0.1 million due to the decline in interest rates. The Company earns interest by investing primarily in short term US government treasury bills, and money market accounts.

Results of Operations
Six months ended January 31, 2010 as compared to January 31, 2009

Comparative Financial Data for the Six Months Ended January 31,

(in thousands)

	2010	2009	Increase (Decrease)	% Change

Revenues:
Product revenues	$21,511	$19,474	$2,037	10%
Royalty and license fee income	5,150	4,820	330	7
Clinical laboratory services	21,690	17,687	4,003	23

Total revenues	48,351	41,981	6,370	15

Operating expenses:
Cost of product revenues	10,377	13,396	(3,019)	(23)
Cost of clinical laboratory services	13,759	12,337	1,422	12
Research and development	4,794	4,220	574	14
Selling, general, and administrative	25,122	19,842	5,280	27
Provision for uncollectible accounts receivable	1,422	3,235	(1,813)	(56)
Legal	1,082	2,498	(1,416)	(57)
Litigation settlement and related legal costs	3,698	—	3,698	—

Total operating expenses	60,254	55,528	4,726	8

Operating loss	(11,903)	(13,547)	1,644	12

Other income (expense):
Interest income	14	552	(538)	(97)
Other	(45)	151	(196)	(130)
Foreign currency loss	(168)	(955)	787	(82)

Loss before income taxes	$(12,102)	$(13,799)	$1,697	12

Consolidated Results:

The “2010 period” and the “2009 period” refer to the six months ended January 31, 2010 and 2009, respectively. The 2010 period includes the six months results of ADI which was acquired on March 12, 2009.

Product revenues increased overall by $2.0 million in 2010 to $21.5 million as compared to the 2009 period. Our core product revenues demonstrated organic growth of 4% or $0.6 million and the revenue from the recently acquired ADI contributed acquisition growth of 27% or $5.3 million. Foreign currency fluctuation positively affected revenues by $0.4 million. This overall growth was partially offset by declines in our low margin third-party distribution business of $5.4 million of which one customer accounted for $4.2 million of the decline.

Royalty and license fee income during the 2010 period was $5.1 million compared to $4.8 million in the 2009 period, an increase of $0.3 million or 7%. Royalties are primarily earned from the reported net sales of Qiagen products subject to a license agreement and from a license agreement with Abbott. During the 2010 period, the Company recognized royalties of approximately $3.7 million from Qiagen, an increase of approximately $0.2 million over the 2009 period, and royalties and license fees under the Abbott License Agreement of approximately $1.4 million, an increase of $0.1 million over the 2009 period. There are no direct expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2010 period were $21.7 million compared to $17.7 million in the 2009 period. The 2010 period’s increase over the 2009 period was $4.0 million or 23%. During the 2010 period revenue increased due to higher service volume. During the 2009 period, revenues were adversely affected by contractual adjustments of $2.3 million. These immaterial contractual adjustments in 2009 related to computational errors that affected the calculated expected reimbursement rate in fiscal 2008, 2007 and 2006 and for periods prior to August 1, 2005 for the majority of payers and credits issued which were not accrued for timely.

The cost of product revenues during the 2010 period was $10.4 million compared to $13.4 million in the 2009 period, a decrease of $3.0 million or 23%. The decrease is primarily due to the impact of $4.6 million in lower costs from low margin third-party distribution business, reduced fair value accounting adjustments of $0.6 million in accordance with purchase accounting rules and reclassification of $0.7 million in costs relating to the realignment of manufacturing facilities and personnel. Such amounts in 2010 were partially offset by product cost relating to ADI of $2.5 million and by the cost of sales of organic growth. We believe that cost of product revenues for future periods will be affected by, among other things, the further integration of acquired businesses in addition to sales volumes, competitive conditions and foreign currency rates.

The cost of clinical laboratory services during the 2010 period was $13.8 million as compared to $12.3 million in the 2009 period, an increase of $1.4 million or 12%. The Company incurred increased costs partially due to increased service volume in 2010. Increases occurred in reagent costs and supplies of $0.5 million, laboratory personnel costs of $0.5 million and outside reference lab costs of $0.4 million. Laboratory personnel costs increased primarily due to additional headcounts in phlebotomists to expand patient collection sites and other personnel to manage expanded internal operations.

Research and development expenses were approximately $4.8 million during the 2010 period, compared to $4.2 million in the 2009 period, an increase of $0.6 million or 14%. The increase was principally attributed to higher costs of $1.1 million at Enzo Life Sciences primarily related to Assay Designs offset by $0.5 million in lower clinical trial and related activities and payroll costs at the Therapeutics segment.

Selling, general and administrative expenses were approximately $25.1 million during the 2010 period as compared to $19.8 million in the 2009 period, an increase of $5.3 million or 27%. The increase was primarily due to the net increase at the Enzo Life Sciences segment of $3.8 million in the 2010 period which included approximately $2.0 million of selling, general and administrative expenses related to Assay Designs operations, the impact of realigning manufacturing facilities and certain personnel of $0.7 million, $0.4 million in payroll and related marketing costs of $0.2 million. The Clinical Lab segment’s selling general and administrative increased $1.5 million primarily due to increased payroll and related benefits of $0.7 million, information technology costs of $0.2 million, and other expenses of $0.4 million. These increases were offset by a decrease in the Other segment’s selling general and administrative of approximately $0.3 million, primarily due to decreases in payroll and payroll related costs of $0.2 million.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $1.4 million for the 2010 period as compared to $3.2 million in the 2009 period, a decrease of $1.8 million or 56%. During the 2009 period, the Company recorded a charge attributed to increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system, the correction of an immaterial error relating to fiscal 2008, and increased provisions required based on changes in payer mix, offset by a reduced requirement under the new billing system.

Legal expense was $1.1 million during the 2010 period compared to $2.5 million in the 2009 period, a decrease of $1.4 million or 57%, due to reduction in $1.5 million in legal services provided relating to certain patent litigation matters and general matters and the reimbursement of $0.5 million in legal costs under our insurance policy offset by approximately $0.6 million in incremental legal costs incurred for proxy related costs in the three months ended January 31, 2010.

Interest income was $14,000 during the 2010 period as compared to $0.6 million during the 2009 period. The interest income decrease during the 2010 period is attributed to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve. Furthermore, the Company had higher average invested balances during the 2009 period. The Company earns interest by investing primarily in short term US treasury bills, and money market accounts.

In connection with the litigation settlement with Mr. Shahram K. Rabbani to settle all of his claims against the Company, and certain of its executive officers, the Company agreed to pay a lump sum payment of $2.7 million. The Company recorded a settlement expense of approximately $3.7 million, consisting of the lump sum payment of $2.7 million and approximately $1.0 million of legal expenses incurred in connection with the claims (See Note 14).

The loss on foreign currency was $0.2 million during the 2010 period, due to a non-cash loss on an intercompany term loan denominated in British pounds sterling and the slight strengthening of other foreign currencies relative to the US dollar during the period and the impact that had on settled transactions during the period. During the 2009 period, the loss on foreign currency transactions was $1.0 million primarily due to a non-cash loss on the intercompany term loan denominated in British pounds sterling. The British currency depreciated significantly against the US dollar during the 2009 period but only slightly in the 2010 period.

The Company’s effective income tax rate for the 2010 period was 0.3% compared to 1.8% during the 2009 period. The tax provision for the 2010 and 2009 periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency. In the 2010 period, the Company recognized a benefit of $0.1 million primarily as a result of the expiration of the statute of limitations for an uncertain tax position.

Segment Results

The Life Sciences segment’s income before taxes was $2.3 million for the 2010 period as compared to $1.3 million for the 2009 period. Product revenues increased by $2.0 million in the 2010 period primarily due to the contribution of product revenues from the March 2009 acquisition of Assay Designs and organic growth from our core products which replaced low margin, high volume distribution product revenues principally to one customer. Royalty and license fee income increased $0.3 million from the Qiagen agreement and the Abbott license agreement. The segment’s gross margin of $16.3 million, which increased $5.4 million in 2010, was negatively impacted by $0.3 million representing the fair value adjustment attributed to the sale of inventory acquired from Assay Designs. The remaining fair value adjustment attributed to inventory acquired from Assay Designs of $0.1 million will negatively impact gross margins in the third quarter of fiscal 2010. Gross profit margins increased to 61% from 45% due to favorable impact from ADI’s higher margin, which replaced lower margin revenue in 2009, lower inventory fair value adjustments and realignment of personnel from manufacturing to trading activity. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, increased by approximately $4.9 million during the 2010 period primarily due to the inclusion of Assay Designs expenses of $2.8 million and the impact of the aforementioned realignment of personnel of $0.7 million and payroll and related costs of $0.4 million. The segment experienced a non-cash foreign currency loss of $0.2 million during the 2010 period resulting from the impact that slightly strengthening foreign currencies had on settled transactions and on an intercompany loan denominated in pounds sterling. In aggregate, the inventory fair value adjustment and amortization of intangibles negatively impacted the segment operating results in the 2010 period by $1.1 million.

The Clinical Laboratory segment’s loss before taxes was $2.8 million for the 2010 period as compared to a loss of $5.7 million in the 2009 period. The revenue from laboratory services increased in the 2010 period by $4.0 million due to increased service volume and during the 2009 period revenues were adversely affected by contractual adjustments of $2.3 million. The 2010 period gross profit of $7.9 million increased $2.6 million over the 2009 period due to service volume increases and the impact the aforementioned $2.3 million contractual adjustment had on the 2009 period gross profit. In the 2010 period, the selling, general and administrative costs increased by approximately $1.5 million primarily due to increases in payroll and payroll related costs of $0.7 million, information technology costs of $0.2 million, and other operating costs of $0.6 million. The provision for uncollectible accounts receivables decreased by $1.8 million as compared to the 2009 period. During the 2009 period, the Company recorded a charge attributed to increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system, the correction of an immaterial error relating to fiscal 2008, and increased provisions required based on changes in payer mix, offset by a reduced requirement under the new billing system.

The Therapeutics segment’s loss before income taxes was approximately $1.3 million for the 2010 period as compared to a loss of $1.8 million for the 2009 period. The decrease in the segment loss of $0.5 million was primarily due to decreases in clinical trial activities of $0.3 million and decreases in salaries and related costs of $0.2 million.

The Other segment’s loss before taxes for the 2010 period was approximately $10.4 million as compared to $7.6 million in the 2009 period, an increase of $2.8 million. The Other segment’s 2010 period loss reflects the litigation settlement of $3.7 million, a decrease in payroll and payroll related costs of $0.2 million, and an increase in professional fees and consulting costs and public relations of $0.1 million. Legal expenses decreased $1.2 million due to the reimbursement of $0.5 million in legal fees and reduced services provided relating to certain patent litigation activity and general matters, offset by incremental legal costs incurred for proxy related matters in 2010. Interest income declined $0.5 million due to the decline in interest rates. The Company earns interest by investing primarily in short term US government treasury bills, and money market accounts.

Liquidity and Capital Resources

At January 31, 2010, the Company had cash and cash equivalents of $8.2 million and short-term investments of $36.3 million, or $44.5 million in aggregate as compared to $50.2 million at July 31, 2009. Short term investments are in US Government treasury bills. The Company had working capital of $49.3 million at January 31, 2010 compared to $60.5 million at July 31, 2009. The decrease in working capital was primarily the result of funding capital expenditures and the 2010 period net loss.

Net cash used in operating activities for the six months ended January 31, 2010 was approximately $3.7 million as compared to $4.1 million for the six months ended January 31, 2009. The decrease in net cash used in operating activities in the 2010 period over the 2009 period of approximately $0.4 million was primarily due to the decrease in the period net loss of $1.9 million and by changes in operating assets and liabilities of $0.6 million, partially offset by the effect of lower non-cash adjustments in the 2010 period over the 2009 period aggregating $2.1 million.

Net cash provided by investing activities was approximately $5.0 million as compared to a use of cash of $65.8 million in the year ago period. The change is primarily due to the net increase in short term investments in US Government instruments of $64.5 million in the 2009 period. In the 2010 period net maturities of short-term investments of $7 million were offset by capital expenditures of $2 million.

There were no financing activities in 2010. Net cash provided by financing activities was approximately $0.3 million in the 2009 period, attributed primarily to stock option exercise proceeds. There were no stock option exercises in the 2010 period.

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

The Company believes that its current cash position is sufficient for its foreseeable liquidity and capital resource needs over the next 12 months, including the settlement of the litigation described in Note 14 and any potential earn-out payments, although there can be no assurance that future events will not alter such view.

Contractual Obligations

There have been no material changes to our Contractual Obligations reported in our Form 10-K for the fiscal year ended July 31, 2009, except for the increase in future minimum lease obligations relating to our corporate office. In connection with a lease amendment and extension, our minimum lease commitments increased $5.6 million reflective of both a lease extension and an increase in square feet. The increase in the presentation periods (in thousands) based on the July 31, 2009 fiscal year end is: less than 1 year: $0; 1-3 years: $0.5 million; 4-5 years: $0.7 million; and over 5 years: $4.4 million. We are currently seeking to sublease the additional space, which aggregates $2.7 million in future rental costs, until such time it is needed by the Company

Management is not aware of any material claims, disputes or settled matters concerning third party reimbursement that would have a material effect on our financial statements.

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

Product revenues

Revenues from product sales are recognized when the products are shipped and title transfers, the sales price is fixed or determinable and collectibility is reasonably assured. During the three and six months ended January 31, 2009, one customer in the Life Science segment represented $2.2 million and $4.3 million respectively of total product revenues.

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

The following are tables of the Clinical Labs segment’s net revenues and percentages by revenue category for the three and six months ended January 31, 2010 and 2009:

Clinical Labs net revenues

Net revenues

	Three months ended January 31, 2010		Three months ended January 31, 2009

	(In thousands)	(in %)	(In thousands)	(in %)

Revenue category
Medicare	$2,716	26	$2,300	25
Third-party payer	4,681	44	4,686	49
Patient self-pay	2,020	19	1,558	16
HMO’s	1,163	11	971	10

Total	$10,580	100%	$9,515	100%

Net revenues

	Six months ended January 31, 2010		Six months ended January 31, 2009

	(In thousands)	(in %)	(In thousands)	(in %)

Revenue category
Medicare	$5,570	26	$4,601	26
Third-party payer	9,551	44	8,565	48
Patient self-pay	4,157	19	2,785	16
HMO’s	2,412	11	1,736	10

Total	$21,690	100%	$17,687	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 25% of the Clinical Labs services net revenues for the three months ended January 31, 2010 and 2009 and 26% for the six months ended January 31, 2010 and 2009.

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

During the three months ended January 31, 2010 and 2009, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 83.1% and 77.1%, respectively, of gross billings. During the six months ended January 31, 2010 and 2009, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 82.8%, and 77.4%, respectively, of gross billings. During the six months ended January 31, 2009 the Company also made a $2.3 million adjustment increasing the contractual allowance to correct immaterial errors in the computation of the contractual allowance percentages affecting the periods August 1, 2005 through July 31, 2008 and periods prior to August 1, 2005, and credits not recorded correctly. The adjustment increased the 2009 period’s loss before income tax by $2.3 million or $0.06 per share.

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

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $1,260,000, and $763,000 for the six months ended January 31, 2010 and 2009, respectively, and a change in the net accounts receivable of approximately $307,000 as of January 31, 2010.

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

The following is a table of the Company’s net accounts receivable by segment. The clinical laboratory segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At January 31, 2010 and July 31, 2009, approximately 44% and 40%, respectively, of the Company’s net accounts receivable relates to its clinical laboratory business, which operates in the New York and New Jersey Metropolitan areas.

The Life Sciences segment’s accounts receivable, of which $2.0 million or 30% and $2.1 million or 28% represents foreign receivables as of January 31, 2010 and July 31, 2009 respectively, includes royalty receivables of $1.7 million and $2.5 million, as of January 31, 2010 and July 31, 2009, respectively, of which approximately $1.1 million and $1.9 million, respectively is from Qiagen Corporation (Note 12).

Net accounts receivable

	As of January 31, 2010		As of July 31, 2009

Billing category	(In 000’s)	(in %)	(In 000’s)	(in %)

Clinical Labs
Medicare	$944	18	$1,113	22
Third party payers	2,218	42	2,003	40
Patient self-pay	1,798	34	1,635	32
HMO’s	310	6	303	6

Total clinical labs	$5,270	100%	$5,054	100%

Total life sciences	6,736		7,426

Total accounts receivable	$12,006		$12,480

Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	January 31, 2010	July 31, 2009

Beginning balance	$4,786	$886
Provision for doubtful accounts	1,422	5,189
Write-offs, net	(1,265)	(1,289)

Ending balance	$4,943	$4,786

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the three and six months ended January 31, 2010 and 2009, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. During the three and six month periods ended January 31, 2010 versus 2009, our bad debt expense decreased by $0.9 million and $1.8 million, respectively. During the three and six month period ended January 31, 2009 period, the Company recorded a charge of $1.5 million and $2.6 million, respectively attributed to increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system, increased provisions required based on changes in payer mix, and the correction of an immaterial error in the allowance for doubtful accounts relating to fiscal 2008. The Company is presently managing two systems until the legacy system collection efforts are deemed completed. Billing for laboratory services is complicated because of many factors, especially: the differences between our standard gross fee schedule for all payers and the reimbursement rates of the various payers we deal with, disparity of coverage and information requirements among the various payers, and disputes with payers as to which party is responsible for reimbursement.

The following table indicates the Clinical Labs aged gross receivables by payer group (in thousands), which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments.

As of January 31, 2010	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$19,608	65%	$2,992	57%	$10,130	67%	$3,165	53%	$3,321	90%
31-60 days	4,300	14%	473	9%	2,234	15%	1,220	20%	373	10%
61-90 days	2,263	8%	372	7%	1,013	7%	866	15%	12	—%
91-120 days	1,519	5%	218	4%	642	4%	654	12%	5	—%
121-150 days	670	2%	177	4%	472	3%	19	—%	2	—%
Greater than 150 days*	1,661	6%	999	19%	621	4%	37	—%	4	—%

Totals	$30,021	100%	$5,231	100%	$15,112	100%	$5,961	100%	$3,717	100%

As of July 31, 2009	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$19,251	70%	$3,193	61%	$9,695	73%	$2,882	51%	$3,481	99%
31-60 days	4,508	17%	894	16%	1,957	15%	1,635	29%	22	1%
61-90 days	1,783	6%	256	5%	680	5%	836	15%	11	—%
91-120 days	1,019	4%	249	5%	483	4%	280	5%	7	—%
121-150 days	340	1%	134	3%	202	2%	—	—%	4	—%
Greater than 150 days**	636	2%	536	10%	100	1%	—	—%	—	—%

Totals	$27,537	100%	$5,262	100%	$13,117	100%	$5,633	100%	$3,525	100%

*	Total includes $709 fully reserved over 210 days as of January 31, 2010.

**	Total includes $340 fully reserved over 210 days as of July 31, 2009.

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

Inventory

The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At January 31, 2010 and July 31, 2009, our reserve for excess and obsolete inventory was $1.0 million.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at January 31, 2010, our assets and liabilities would increase or decrease by $2.0 million and $0.9 million, respectively, and our net sales and net (loss) or earnings would increase or decrease by $1.5 million and $0.6 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at January 31, 2010, our pre-tax earnings would be favorably or unfavorably impacted by approximately $0.4 million, on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid short term money market funds and short term investments in US Government agency discount notes with high credit ratings. Changes in interest rates may affect the investment income we earn on money market funds and short term investments and therefore affect our cash flows and results of operations. As of January 31, 2010, we were exposed to interest rate change market risk with respect to our money market accounts and short term investments totaling $39.1 million. The money market accounts and short-term investments yield or bear interest rates ranging from 0% to 0.5%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the money market funds and short-term investments by approximately $0.4 million on an annual basis.

As of January 31, 2010, we did not maintain any fixed or variable interest rate financing.

Item 4. Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the Company’s “disclosure controls and procedures” (as such term is defined under the Exchange Act), under the supervision and with the participation of the principal executive officer and the principal financial officer. Based on this evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report, and that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

          (b) Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On January 8, 2010, Mr. Shahram Rabbani, the former president of the Clinical Labs segment, commenced, as plaintiff, an action (the “Action”) in the Supreme Court of the State of New York, County of New York, seeking a temporary restraining order and a preliminary and permanent injunction to enjoin the Company from convening the Annual Meeting on January 29, 2010. On January 11, 2010, the Company petitioned to remove the Action to the U.S. District Court for the Southern District of New York (the “Court”), which petition was granted. A hearing on the matter was held on January 12, 2010. On January 27, 2010, the Court entered an order denying Mr. Rabbani’s motion for a preliminary injunction to enjoin the Company from convening the Annual Meeting on January 29, 2010.

On January 28, 2010, the Company and Mr. Rabbani reached a settlement in the arbitration lawsuit brought by Mr. Rabbani in connection with the termination of Mr. Rabbani’s employment, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009. For a full description regarding this settlement, please see Note 14 to the financial statements in Part 1, Item 1 of this Form 10-Q.

There have been no other material developments with respect to other previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2009 filed with the Securities and Exchange Commission.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

Item 5.	Other Information

(a) The Annual Meeting of Shareholders was held on January 29, 2010.

(b) The following matters were voted upon and the results were as follows:

(1) Mr. Irwin C. Gerson, Mr. Gregory M. Bortz, and Dr. Stephen B. H. Kent were nominated by management and elected by the shareholders to serve as a Class I Directors until the 2013 Annual Meeting of Shareholders or until their respective successors have been duly elected and qualified. The shareholders voted as follows:

	Affirmative	Withheld

Irwin C. Gerson	21,573,755	4,750,900

Gregory Bortz	23,970,273	2,354,382

Stephen B. Kent	23,968,597	2,356,058

(2) The shareholders voted 33,601,116 shares in the affirmative with respect to the ratification of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending July 31, 2010, 1,998,033 shares against and 61,743 shares abstained.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZO BIOCHEM, INC.

(Registrant)

Date: March 12, 2010	by:	/s/ Barry Weiner

Chief Financial Officer, Principal Accounting Officer, Treasurer and Director