Form 10-Q
period 2010-04-30
ENZO BIOCHEM INC
filed 2010-06-09
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

Yes ☐ No ☒

As of June 1, 2010 the Registrant had approximately 38,150,800 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
April 30, 2010

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30, 2010 (unaudited)	July 31, 2009 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$8,597	$6,929
Short term investments	25,805	43,306
Accounts receivable, net of allowances	12,038	12,480
Inventories	10,191	9,264
Prepaid expenses and other	2,101	2,482

Total current assets	58,732	74,461

Property, plant and equipment, net	11,927	11,323
Goodwill	24,773	24,896
Intangible assets, net	20,664	22,009
Other	392	439

Total assets	$116,488	$133,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$4,531	$4,242
Accrued liabilities	6,526	8,426
Other current liabilities	1,048	1,062
Deferred taxes	195	213

Total current liabilities	12,300	13,943

Deferred revenue	—	38
Deferred taxes	2,148	2,366

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 38,774,611 at April 30, 2010 and 38,589,880 at July 31, 2009	388	386
Additional paid-in capital	306,242	306,280
Less treasury stock at cost: 623,848 shares at April 30, 2010 and 735,554 at July 31, 2009	(8,854)	(10,440)
Accumulated deficit	(196,441)	(179,721)
Accumulated other comprehensive income	705	276

Total stockholders’ equity	102,040	116,781

Total liabilities and stockholders’ equity	$116,488	$133,128

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009

Revenues:
Product revenues	$11,089	$10,479	$32,599	$29,952
Royalty and license fee income	1,894	1,963	7,044	6,783
Clinical laboratory services	10,805	10,619	32,494	28,306

	23,788	23,061	72,137	65,041

Operating expenses:
Cost of product revenues	5,394	6,812	15,771	20,208
Cost of clinical laboratory services	7,588	6,543	21,623	19,115
Research and development	2,479	2,425	7,273	6,645
Selling, general, and administrative	12,070	10,026	36,841	29,633
Provision for uncollectible accounts receivable	650	715	2,073	3,949
Legal	(127)	859	1,030	3,356
Litigation settlement and related legal costs	—	—	3,698	—

Total operating expenses	28,054	27,380	88,309	82,906

Operating loss	(4,266)	(4,319)	(16,172)	(17,865)

Other income (expense):
Interest	(1)	17	13	569
Other	84	(43)	39	108
Foreign currency (loss) gain	(216)	119	(384)	(837)

Loss before income taxes	(4,399)	(4,226)	(16,504)	(18,025)
Provision for income taxes	(177)	(16)	(216)	(260)

Net loss	$(4,576)	$(4,242)	$(16,720)	$(18,285)

Net loss per common share:
Basic and Diluted	$(0.12)	$(0.11)	$(0.44)	$(0.49)

Weighted average common shares outstanding:
Basic and Diluted	38,095	37,484	37,950	37,423

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
Nine months ended April 30, 2010
(UNAUDITED)
(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss

Balance at July 31, 2009	38,589,880	735,554	$386	$306,280	$(10,440)	$(179,721)	$276	$116,781

Net loss for the period ended April 30, 2010	—	—	—	—	—	(16,720)	—	(16,720)	$(16,720)
Vesting of restricted stock	184,731	—	2	—	—	—	—	2	—
Stock based compensation charges	—	—	—	851	—	—	—	851	—
Issuance of treasury stock for employee 401(k) plan match	—	(111,706)	—	(889)	1,586	—	—	697	—
Foreign currency translation adjustments	—	—	—	—	—	—	429	429	429

Comprehensive loss									$(16,291)

Balance at April 30, 2010	38,774,611	623,848	$388	$306,242	$(8,854)	$(196,441)	$705	$102,040

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended April 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(16,720)	$(18,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	2,050	1,533
Amortization of intangible assets	1,174	818
Provision for uncollectible accounts receivable	2,073	3,949
Write off and/or reserve taken for obsolete inventory	(9)	175
Deferred income tax benefit	(136)	(237)
Share based compensation charges	851	1,016
Deferred revenue recognized	(337)	(358)
Foreign currency loss on intercompany loan	237	813
Issuance of treasury stock for 401(k) employer match	697	582

Changes in operating assets and liabilities:
Accounts receivable	(1,574)	(2)
Inventories	(798)	1,649
Prepaid expenses	388	721
Accounts payable – trade	336	(1,836)
Accrued liabilities	(1,759)	883
Other current liabilities	286	(158)

Total adjustments	3,479	9,548

Net cash used in operating activities	(13,241)	(8,737)

Cash flows from investing activities:
Purchases of short term investments	(177,028)	(273,956)
Maturities of short term investments	194,529	226,253
Capital expenditures	(2,569)	(2,156)
Decrease in security deposits and other assets	25	368
Acquisition, including costs paid	—	(12,738)

Net cash provided by (used in) investing activities	14,957	(62,229)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	348

Net cash provided by financing activities	—	348

Effect of exchange rate changes on cash and cash equivalents	(48)	(150)

Increase (decrease) in cash and cash equivalents	1,668	(70,768)
Cash and cash equivalents - beginning of period	6,929	78,322

Cash and cash equivalents - end of period	$8,597	$7,554

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2010
and for the nine month period ended
April 30, 2010 and 2009
(Unaudited)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Clinical Labs, Enzo Life Sciences, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of April 30, 2010, the consolidated statement of stockholders’ equity and comprehensive loss for the nine months ended April 30, 2010, the consolidated statements of cash flows for the nine months ended April 30, 2010 and 2009, and the consolidated statements of operations for the three and nine months ended April 30, 2010 and 2009, are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2009 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010.

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

The adoption of the following accounting standards and updates during the first nine months of fiscal 2010 did not result in a significant impact to our consolidated financial statements.

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

Reclassifications

Certain amounts in fiscal 2009 have been reclassified to conform to current year presentation. In fiscal 2009, the Company reclassified certain payroll taxes and employee benefits included in selling, general and administrative expense to cost of sales. The payroll taxes and benefits reclassified were approximately $401,000 and $1,162,000, respectively for the three and nine months ended April 30, 2009.

Note 2 – Short-term Investments

At April 30, 2010 and July 31, 2009, the Company’s short-term investments, whose fair value approximates cost, are in U.S. Government Treasury bills, which are purchased at discounts with remaining maturities of less than ninety days.

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

At April 30, 2010 and July 31, 2009, the Company’s short-term investments are classified as Level 1 assets.

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

The execution of the Purchase Agreement and the closing of the transaction occurred simultaneously on March 12, 2009. The purchase price consisted of $12,228,000 in cash, exclusive of acquisition costs of approximately $540,000, and was subject to an upward or downward post-closing purchase price adjustment based on Assay Designs’ working capital as of the closing date, $100,000 of which was held in escrow for approximately 60-90 days to secure the payment of any downward post-closing purchase price adjustment and $750,000 of which was held in escrow for 12 months to secure the payment of any indemnification obligations of Assay Designs under the Purchase Agreement. The $100,000 and $750,000 were released by the escrow agent in June 2009 and March 2010, respectively. Subsequent to the acquisition date, the Company paid $270,000 in additional purchase price in connection with the working capital adjustment and released the escrow amounts. The cost of the acquisition included costs to consolidate a leased facility and the involuntary termination of certain employees, which occurred during the measurement period. The Assay Designs Acquisition strengthened the Company’s position as a global provider of life sciences reagents by broadening our product offerings and manufacturing capabilities.

The acquisition was funded with the Company’s cash. Effective March 12, 2009, Assay Designs became a wholly-owned subsidiary of Enzo Life Sciences. The consolidated financial statements include the results of operations for Assay Designs from the date of acquisition.

The following table presents the fair values of the assets acquired and liabilities assumed (in thousands):

Current assets	$4,235
Property and equipment	1,747
Other assets	11
Intangible assets	6,360
Goodwill	1,823

Total assets acquired	14,176

Less:
Current liabilities	1,115

Total liabilities assumed	1,115

Net assets acquired	$13,061

The purchase price allocation is based on a valuation of acquired tangible and intangible assets based on the final valuation completed in fiscal 2010. The Company determined the fair value of the identifiable intangible assets based on various factors including: cost, discounted cash flow and relief from royalty approaches in determining the purchase price allocation. The excess of the total purchase price over the fair value of the net assets acquired, including the estimated fair value of the identifiable intangible assets, has been allocated to goodwill.

Biomol International, L.P.

On May 8, 2008, Enzo Life Sciences, Inc. acquired substantially all of the U.S. based assets and certain liabilities of Biomol International, LP (“Biomol LP”) through a newly formed US subsidiary Biomol International, Inc. and all of the stock of Biomol’s wholly-owned United Kingdom subsidiary, Affinity Limited, through Axxora UK, a wholly-owned subsidiary of Enzo Life Sciences, collectively referred to as “Biomol” for approximately $18.1 million in cash and stock, subject to adjustment, exclusive of acquisition costs of approximately $800,000 and two contingent earn-out payments accounted for as additional purchase consideration if and when the contingencies are resolved beyond a reasonable doubt. At closing, the purchase price was satisfied as follows: $12.9 million in cash was paid to Biomol LP, issuance of 352,000 shares of Enzo common stock, at fair market value, to Biomol LP, $1.5 million in cash was paid to an escrow agent for the two-year period following the closing to satisfy any indemnification obligations of the sellers under the Agreement and $550,000 was paid to an escrow agent, for the 60 day period following the closing to satisfy any specified purchase price adjustments. The $550,000 and $1.5 million were released by the escrow agent in August 2008 and May 2010, respectively. The earn-outs of $2.5 million on each of the next two anniversaries of the acquisition date will be based on attaining certain revenue and EBITDA targets, as defined. The Agreement provides for the delivery of the earn-out statement within 75 days of the respective anniversary dates. Biomol was a privately owned, closely held global manufacturer and marketer of specialty life sciences research products. Effective May 8, 2008, Biomol became a wholly-owned subsidiary of Enzo Life Sciences. The acquisition was financed with the Company’s cash and cash equivalents and Enzo common stock. The consolidated financial statements include the results of operations for Biomol from the date of acquisition. Effective February 2, 2009, the names of Biomol International, Inc. and Affinity Limited were changed to Enzo Life Sciences International, Inc. and Enzo Life Sciences (UK) Ltd., respectively.

In June 2009, the conditions for the first annual earn-out of $2.5 million were met and the Company recorded $2.5 million of additional goodwill. The Company issued 202,196 shares of Enzo common stock at fair value and paid $1.5 million in cash to satisfy the $2.5 million earn-out liability. As of June 9, 2010, the calculation of the second and final earn-out has not been finalized.

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

In thousands (except per share amounts)	Three months ended April 30, 2009	Nine months ended April 30, 2009

Net revenues	$24,444	$73,079
Net loss	(4,258)	(18,752)

Net loss per common share – basic and diluted	$(0.11)	$(0.50)

Note 4 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for the three and nine months ended April 30, 2010 and 2009 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of “in the money” stock options, net of shares repurchased with the option exercise proceeds and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

	Three months ended April 30,		Nine months ended April 30,
(In thousands)	2010	2009	2010	2009

Potential net shares, issued from exercise of “in the money” employee and director stock options and restricted stock awards, excluded from diluted net loss per share calculation	—	—	—	39

The following table summarizes the number of “out of the money” options excluded from the computation of diluted net loss per share because the effect of their potential exercise is anti-dilutive.

	Three months ended April 30,		Nine months ended April 30,
(In thousands)	2010	2009	2010	2009

“Out of the money” employee and director stock options	1,132	1,785	1,163	1,743

Note 5 – Share-based compensation

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
In thousands	2010	2009	2010	2009

Cost of clinical laboratory services	$3	$—	$9	$3
Research and development	4	2	10	30
Selling, general and administrative	264	299	832	983

	$271	$301	$851	$1,016

No excess tax benefits were recognized during the three and nine month periods ended April 30, 2010 and 2009.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the nine month period ended April 30, 2010 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at August 1, 2009	1,191,519	$14.41	$—

Exercised	—	$—
Cancelled	(59,069)	$16.14

Outstanding and exercisable at end of period	1,132,450	$14.32	$—

As of April 30, 2010, there was no unrecognized compensation cost related to unvested stock option-based compensation.

During the nine months ended April 30, 2009, the Company received cash proceeds of approximately $348,000 from the exercise of 44,586 stock options. The aggregate intrinsic value of stock options exercised during the nine months ended April 30, 2009, including the non-cash transactions (Note 6) was approximately $1.4 million.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the nine months ended April 30, 2010 is as follows:

	Awards	Weighted Average Award Price

Unvested at August 1, 2009	377,400	$6.05
Awarded	220,110	$5.60
Vested	(184,731)	$(6.25)
Forfeited	(5,100)	$(11.64)

Unvested at end of period	407,679	$5.65

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of April 30, 2010, there was approximately $2.0 million of total unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of twenty two months.

The total number of shares available for grant as stock options or award as restricted stock is approximately 186,700 as of April 30, 2010.

Note 6 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company’s consolidated statements of cash flows is as follows (In thousands):

	Nine months ended April 30,
	2010	2009

Taxes paid – net	$162	$181

During the nine months ended April 30, 2009, certain officers of the Company exercised 206,576 stock options in a non-cash transaction. The officers surrendered 99,985 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $1.1 million, the market value of the surrendered shares, as treasury stock. There were no stock options exercises during the nine months ended April 30, 2010.

Note 7 – Comprehensive loss and Accumulated Other Comprehensive Income

During the three months ended April 30, 2010 and 2009, total comprehensive loss was approximately $4.4 million and $4.0 million, respectively. During the nine months ended April 30, 2010 and 2009, total comprehensive loss was approximately $16.3 million and $20.1 million, respectively.

Note 8- Inventories

At April 30, 2010 and July 31, 2009 inventories, net of reserves of $1.0 million consist of:

In thousands	April 30, 2010	July 31, 2009

Raw materials	$840	$499
Work in process	2,174	1,801
Finished products	7,177	6,964

	$10,191	$9,264

Note 9 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows (in thousands):

	Enzo Life Sciences	Enzo Clinical Labs	Total

Balance August 1, 2009	$17,444	$7,452	$24,896
Other	20	—	20
Foreign currency translation	(143)	—	(143)

Balance April 30, 2010	$17,321	$7,452	$24,773

Intangible assets, all of which are included in the Life Sciences segment, consist of the following (in thousands):

	April 30, 2010			July 31, 2009

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(10,122)	$905	$11,027	(10,030)	$997
Customer relationships	12,019	(1,920)	10,099	12,125	(1,190)	10,935
Non-compete and employment agreements	469	(365)	104	469	(280)	189
Website and acquired content	1,001	(442)	559	1,005	(303)	702
Licensed technology and other	617	(256)	361	588	(83)	505
Indefinitely-lived intangible assets:
Trademarks	8,636	—	8,636	8,681	—	8,681

Total	$33,769	$(13,105)	$20,664	$33,895	$(11,886)	$22,009

At April 30, 2010, the weighted average useful life of finite-lived intangible assets was approximately nine and a half years.

Note 10 – Accrued Liabilities and Other Current Liabilities

At April 30, 2010 and July 31, 2009, accrued liabilities consist of:

In thousands	April 30, 2010	July 31, 2009

Legal	$394	$1,095
Payroll, benefits, and commissions	2,429	2,737
Research and development	702	656
Professional fees	1,868	1,752
Other	1,133	2,186

	$6,526	$8,426

At April 30, 2010 and July 31, 2009, other current liabilities consist of:

In thousands	April 30, 2010	July 31, 2009

Deferred revenue	550	850
State and local taxes, tax on capital	330	—
Other	168	212

	$1,048	$1,062

Self-Insured Medical Plan - In an attempt to help offset the cost of rising health care expenses, beginning in February 2010, the Company began self-funding medical insurance coverage for certain of its U.S. based employees. The risk to the Company is being limited through the use of individual and aggregate stop loss insurance. As of April 30, 2010, the Company has established a reserve of $0.4 million, which is included in accrued liabilities, for claims that have been reported but not paid and incurred but not reported. The reserve is based upon the Company’s historical claim experience and will be adjusted based on actual claim settlements and reported claims.

Note 11 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate provision for the three months ended April 30, 2010 was 4.0% compared to 0.4% during the three months ended April 30, 2009. The tax provision for the three months ended April 30, 2010 and 2009 was based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory.

The Company’s effective tax rate provision for the nine months ended April 30, 2010 was 1.3% compared to 1.4% during the nine months ended April 30, 2009. The tax provision for the nine months ended April 30, 2010 and 2009 was based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory.

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

The Company files a consolidated Federal income tax return. The Company files a combined California, and New York State and City return with certain subsidiaries. Other subsidiaries file separate state and foreign tax returns. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2007 through 2009. In connection with a business combination, the Company recorded as of May 31, 2007 approximately $300,000 for an uncertain tax position, including accrued interest of $39,000, with respect to a deemed dividend. During the nine months ended April 30, 2010, the Company reduced the balance of this liability by approximately $106,000 and recognized a corresponding tax benefit as a result of the expiration of the statute of limitations. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense.

Note 12 – Royalty and licensing income

In fiscal 2005, the Company as plaintiff finalized and executed a settlement and license agreement with Digene Corporation to settle a patent litigation lawsuit (the “Agreement”). Digene Corporation was acquired by QIAGEN. The license agreement with the Company was assigned to QIAGEN Gaithersburg Inc. (“Qiagen”).

The Agreement provides for the Company to receive quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent in April 2018. During the three months ended April 30, 2010 and 2009, the Company recorded royalties from the Agreement of approximately $1.1 million and $1.3 million, respectively, and during both nine month periods ended April 30, 2010 and 2009 recorded approximately $4.8 million.

During both three months periods ended April 30, 2010 and 2009, the Company recorded $0.7 million of royalties and license fee income under a licensing agreement with Abbott Molecular, Inc. (“Abbott”) entered into in fiscal 2007. During the nine months ended April 30, 2010 and 2009, the Company recorded $2.2 million and $2.0 million in royalties and license fee income respectively, from this agreement.

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

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2010

	Life Sciences	Therapeutics	Clinical Labs	Other		Consolidated

Revenues:
Product revenues	$11,089	—	—		—	$11,089
Royalty and license fee income	1,894	—	—		—	1,894
Clinical laboratory services	—	—	$10,805		—	10,805

	12,983	—	10,805		—	23,788
Operating expenses:
Cost of product revenues	5,394	—	—		—	5,394
Cost of clinical laboratory services	—	—	7,588		—	7,588
Research and development	1,858	$621	—		—	2,479
Provision for uncollectible accounts receivable	—	—	650		—	650
Selling, general and administrative and legal	5,054	—	4,801		$2,088	11,943

Total operating expenses	12,306	621	13,039		2,088	28,054

Operating income (loss)	677	(621)	(2,234)		(2,088)	(4,266)

Other income (expense)
Interest	(2)	—	—		1	(1)
Other	77	—	7		—	84
Foreign exchange loss	(216)	—	—		—	(216)

Income (loss) before income taxes	$536	$(621)	$(2,227)		$(2,087)	$(4,399)

Depreciation and amortization included above	$744	$12	$249		$33	$1,037

Share-based compensation included in above:
Cost of clinical laboratory services	$—	—	3		—	$3
Research and development	4	$—	—		—	4
Selling, general and administrative and legal	16	—	$21		$227	264

Total	$20	—	$24		$227	$271

Capital expenditures	$257	$—	$268	$		$525

Three months ended April 30, 2009

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$10,479	—	—	—	$10,479
Royalty and license fee income	1,963	—	—	—	1,963
Clinical laboratory services	—	—	$10,619	—	10,619

	12,442	—	10,619	—	23,061
Operating expenses:
Cost of product revenues	6,812	—	—	—	6,812
Cost of clinical laboratory services	—	—	6,543	—	6,543
Research and development	1,572	$853	—	—	2,425
Provision for uncollectible accounts receivable	—	—	715	—	715
Selling, general, and administrative and legal	3,909	—	3,781	$3,195	10,885

Total operating expenses	12,293	853	11,039	3,195	27,380

Operating income (loss)	149	(853)	(420)	(3,195)	(4,319)

Other income (expense):
Interest	—	—	—	17	17
Other	(54)	—	11	—	(43)
Foreign exchange gain	119	—	—	—	119

Income (loss) before income taxes	$214	$(853)	$(409)	$(3,178)	$(4,226)

Depreciation and amortization included above	$548	$13	$230	$38	$829

Share-based compensation included in above:
Cost of clinical laboratory services	$—	$—	$—	$—	$—
Research and development	—	2	—	—	2
Selling, general and administrative and legal	22	8	26	243	299

Total	$22	$10	$26	$243	$301

Capital expenditures	$504	$1	$79	$14	$598

Nine months ended April 30, 2010

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$32,599	—	—	—	$32,599
Royalty and license fee income	7,044	—	—	—	7,044
Clinical laboratory services	—	—	$32,494	—	32,494

	39,643	—	32,494	—	72,137
Operating expenses:
Cost of product revenues	15,771	—	—	—	15,771
Cost of clinical laboratory services	—	—	21,623	—	21,623
Research and development	5,348	$1,925	—	—	7,273
Provision for uncollectible accounts receivable	—	—	2,073	—	2,073
Selling, general, and administrative and legal	15,254	—	13,859	$8,758	37,871
Litigation settlement and related legal costs	—	—	—	3,698	3,698

Total operating expenses	36,373	1,925	37,555	12,456	88,309

Operating income (loss)	3,270	(1,925)	(5,061)	(12,456)	(16,172)

Other income (expense):
Interest	—	—	—	13	13
Other	—	—	39	—	39
Foreign exchange loss	(384)	—	—	—	(384)

Income (loss) before income taxes	$2,886	$(1,925)	$(5,022)	$(12,443)	$(16,504)

Depreciation and amortization included above	$2,352	$39	$739	$94	$3,224

Share-based compensation included in above:
Cost of clinical laboratory services	$—	$—	$9	$—	$9
Research and development	10	—	—	—	10
Selling, general and administrative and legal	82	—	62	688	832

Total	$92	$—	$71	$688	$851

Capital expenditures	$1,082	$—	$1,425	$62	$2,569

Nine months ended April 30, 2009

	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$29,952	—	—	—	$29,952
Royalty and license fee income	6,783	—	—	—	6,783
Clinical laboratory services	—	—	$28,306	—	28,306

	36,735	—	28,306	—	65,041
Operating expenses:
Cost of product revenues	20,208	—	—	—	20,208
Cost of clinical laboratory services	—	—	19,115	—	19,115
Research and development	4,006	$2,639	—	—	6,645
Provision for uncollectible accounts receivable	—	—	3,949	—	3,949
Selling, general, and administrative and legal	10,286	—	11,399	$11,304	32,989

Total operating expenses	34,500	2,639	34,463	11,304	82,906

Operating income (loss)	2,235	(2,639)	(6,157)	(11,304)	(17,865)

Other income (expense):
Interest	—	—	57	512	569
Other	76	—	32	—	108
Foreign exchange loss	(837)	—	—	—	(837)

Income (loss) before income taxes	$1,474	$(2,639)	$(6,068)	$(10,792)	$(18,025)

Depreciation and amortization included above	$1,503	$36	$714	$98	$2,351

Share-based compensation included in above:
Cost of clinical laboratory services	$—	$—	$3	$—	$3
Research and development	13	17	—	—	30
Selling, general and administrative and legal	86	24	120	753	983

Total	$99	$41	$123	$753	$1,016

Capital expenditures	$1,073	$78	$973	$32	$2,156

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

On January 28, 2010, the Company reached an agreement with Mr. Rabbani, to settle all of the Claims as well as all of his claims against Dr. Rabbani and Mr. Weiner. Under the terms of the agreement, Mr. Rabbani discontinued all actions he commenced against the Company, Dr. Rabbani and Mr. Weiner. In exchange, the Company agreed to pay Mr. Rabbani a lump sum payment of $2.7 million. The parties also agreed to execute mutual general releases. On February 7, 2010 the parties executed the mutual general releases and the Company paid the aforementioned settlement of $2.7 million. During the three months ended January 31, 2010 and nine months ended April 30, 2010, the Company recorded a settlement expense of approximately $3.7 million, consisting of the lump sum payment of $2.7 million and approximately $1.0 million of legal expenses incurred in connection with the Claims.

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

3. In connection with the suit filed by the Company and Enzo Life Sciences, Inc., in the United States District Court for the District of Connecticut on June 6, 2004 against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. for alleged infringement of certain patents in which the Company was seeking an appeal, on March 26, 2010, the Federal Circuit issued an order concluding that the claims of U.S. Patent Nos. 5,328,824 and 5,449,767 were not indefinite and that there were genuine issues of material fact as to anticipation. The Court reversed the district court’s summary judgment of invalidity of those two patents and remanded the case back to the Connecticut Court. Applera and Tropix then filed a combined petition for panel rehearing and rehearing en banc. On May 26, 2010, the Federal Circuit issued an order denying both petitions. (See Note 16 to the Form 10-K for the fiscal year ended July 31, 2009.)

4. There have been no other material developments with respect to other previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2009 filed with the Securities and Exchange Commission.

Note 15 – Subsequent Events

The Company has evaluated events and transactions subsequent to April 30, 2010. No subsequent events require recognition in the consolidated financial statements or in the notes to the consolidated financial statements by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Our disclosure and analysis in this report, including but not limited to the information discussed in this Item 2, contain forward-looking information about our Company’s financial results and estimates, business prospects and products in research that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, will, and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, and financial results.

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

The execution of the Purchase Agreement and the closing of the transaction occurred simultaneously on March 12, 2009. The purchase price consisted of $12,228,000 in cash exclusive of acquisition costs of approximately $540,000, subject to an upward or downward post-closing purchase price adjustment based on Assay Designs’ working capital as of the closing date, $100,000 of which was held in escrow for approximately 60-90 days to secure the payment of any downward post-closing purchase price adjustment and $750,000 of which was held in escrow for 12 months to secure the payment of any indemnification obligations of Assay Designs under the Purchase Agreement. Subsequent to the acquisition date, the Company paid $270,000 in additional purchase price in connection with the working capital adjustment and released the escrow amounts. The $100,000 and $750,000 were released by the escrow agent in June 2009 and March 2010, respectively. The cost of the acquisition included the cost to consolidate a leased facility and the involuntary termination of certain employees, which occurred during the measurement period.

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

Biomol International L.P.

On May 8, 2008, Enzo Life Sciences, Inc. acquired substantially all of the U.S. based assets and certain liabilities of Biomol International, LP (“Biomol LP”) through a newly formed US subsidiary Biomol International, Inc. and all of the stock of Biomol’s wholly-owned United Kingdom subsidiary, Affinity Limited, through Axxora UK, a wholly-owned subsidiary of Enzo Life Sciences, collectively referred to as “Biomol” for approximately $18.1 million in cash and stock, subject to adjustment, exclusive of acquisition costs of approximately $800,000 and two contingent earn-out payments which will be accounted for as additional purchase consideration over the next two years if and when the contingencies are resolved beyond a reasonable doubt. At closing, the purchase price was satisfied as follows: $12.9 million in cash was paid to Biomol LP, issuance of 352,000 shares of Enzo common stock, at fair market value, to Biomol LP, $1.5 million in cash was paid to an escrow agent for the two-year period following the closing to satisfy any indemnification obligations of the sellers under the Agreement and $550,000 was paid to an escrow agent, for the 60 day period following the closing to satisfy any specified purchase price adjustments. The $550,000 and $1.5 million were released by the escrow agent in August 2008 and May 2010, respectively. The earn-outs of $2.5 million on each of the first two anniversaries of the acquisition date will be based on attaining certain revenue and EBITDA targets, as defined.

In June 2009, the conditions for the first annual earn-out of $2.5 million were met and the Company recorded $2.5 million of additional goodwill. The Company issued 202,196 shares of Enzo common stock at fair value and paid $1.5 million in cash to satisfy the $2.5 million earn-out liability. As of June 9, 2010, the calculation of the second and final earn-out has not been finalized.

Results of Operations
Three months ended April 30, 2010 as compared to April 30, 2009

Comparative Financial Data for the Three Months Ended April 30,

(In thousands)

	2010	2009	Increase (Decrease)	% Change

Revenues:
Product revenues	$11,089	$10,479	$610	6%
Royalty and license fee income	1,894	1,963	(69)	(4)
Clinical laboratory services	10,805	10,619	186	2

Total revenues	23,788	23,061	727	3

Operating expenses:
Cost of product revenues	5,394	6,812	(1,418)	(21)
Cost of clinical laboratory services	7,588	6,543	1,045	16
Research and development	2,479	2,425	54	2
Selling, general, and administrative	12,070	10,026	2,044	20
Provision for uncollectible accounts receivable	650	715	(65)	(9)
Legal	(127)	859	(986)	(115)

Total operating expenses	28,054	27,380	674	2

Operating loss	(4,266)	(4,319)	53	(1)

Other income (expense):
Interest	(1)	17	(18)	(106)
Other	84	(43)	127	(295)
Foreign currency	(216)	119	(335)	(282)

Loss before income taxes	$(4,399)	$(4,226)	$(173)	(4)

Consolidated Results:

The “2010 period” and the “2009 period” refer to the three months ended April 30, 2010 and 2009, respectively. The 2010 period includes the three months results of ADI which was acquired on March 12, 2009. The 2009 period includes the results of ADI from March 12, 2009 to April 30, 2009.

Product revenues increased overall by $0.6 million or 6% in 2010 to $11.1 million as compared to the 2009 period. Acquisition growth from the recently acquired ADI business was $1.2 million or 11% which was partially offset by an organic decline of $0.8 million or 7% due to a decline in low margin, third-party distribution business. Foreign currency fluctuation positively affected revenues by $0.2 million or 2%.

Royalty and license fee income during the 2010 period was $1.9 million compared to $2.0 million in the 2009 period, a decrease of $0.1 million or 4%. Royalties are primarily earned from the reported net sales of Qiagen products subject to a license agreement and from a license agreement with Abbott. During the 2010 period, the Company recognized royalties of approximately $1.1 million from Qiagen and royalties and license fees under the Abbott License Agreement of approximately $0.8 million. There are no direct expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2010 period were $10.8 million compared to $10.6 million in the 2009 period. The 2010 period’s increase over the 2009 period was $0.2 million or 2%. During the 2010 period revenue increased due to higher priced esoteric testing volume, despite being adversely affected by severe winter weather in the Northeast in February affecting service volume by approximately 5%, a general slowdown in physician office visits impacting service volume by approximately 4% and a 1.9% decrease in Medicare reimbursement rates effective January 1, 2010.

The cost of product revenues during the 2010 period was $5.4 million compared to $6.8 million in the 2009 period, a decrease of $1.4 million or 21%. The decrease is primarily due to the impact of $0.7 million in lower costs from low margin third party distribution business, reduced fair value accounting adjustments of $0.8 million in accordance with purchase accounting rules and reclassification of $0.8 million in costs relating to the realignment of manufacturing facilities and personnel. Such amounts in 2010 were partially offset by product cost increases relating to ADI of $0.6 million.

We believe that cost of product revenues for future periods will be affected by, among other things, the further integration of acquired businesses in addition to sales volumes, competitive conditions and foreign currency rates.

The cost of clinical laboratory services during the 2010 period was $7.5 million as compared to $6.5 million in the 2009 period, an increase of $1.0 million or 16%. Increases occurred in reagent costs and supplies of $0.5 million, and laboratory personnel costs of $0.5 million. Laboratory personnel and related benefit costs increased primarily due to additional headcounts in phlebotomists to expand patient collection sites and other personnel to manage expanded operations and the development of esoteric and gene-based test capabilities.

Research and development expenses were approximately $2.5 million during the 2010 period, compared to $2.4 million in the 2009 period, an increase of $0.1 million or 2%. The increase was principally attributed to higher costs of $0.3 million at Enzo Life Sciences primarily from the acquired ADI offset by $0.2 million in lower clinical trial and related activities at the Therapeutics segment.

Selling, general and administrative expenses were approximately $12.0 million during the 2010 period as compared to $10.0 million in the 2009 period, an increase of $2.0 million or 20%. The increase was primarily due to the net increase at the Enzo Life Sciences segment of $1.1 million in the 2010 period which included approximately $0.2 million of selling, general and administrative expenses related to ADI operations, the impact of realigning manufacturing facilities and certain personnel of $0.5 million and additional payroll and benefit costs of $0.3 million. The Clinical Lab segment’s selling general and administrative increased $1.0 million primarily due to increased payroll and related benefits attributed to increases in headcounts in our sales force and management personnel partially related to the marketing and development of esoteric and gene based testing capabilities.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $0.6 million for the 2010 period as compared to $0.7 million in the 2009 period, a decrease of $0.1 million or 9% due to improved collections.

Legal expense was a credit of $0.1 million during the 2010 period compared to an expense of $0.8 million in the 2009 period, a decrease of $0.9 million, due to reduction in legal services provided relating to certain patent litigation and general matters and decreases in fees recorded due to negotiated fee settlements and other adjustments of $0.5 million.

Interest expense was $1,000 during the 2010 period as compared to $17,000 interest income during the 2009 period. The low level of interest during both periods is attributed to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve. Furthermore, the Company had higher average invested balances during the 2009 period. The Company earns interest by investing primarily in short term US treasury bills, and money market accounts.

The loss on foreign currency was $0.2 million during the 2010 period was primarily due to a non-cash loss on an intercompany term loan denominated in British pounds sterling and the fluctuations of other foreign currencies relative to the US dollar during the period and the impact that had on settled transactions during the period. During the 2009 period, the gain on foreign currency transactions was $0.1 million primarily due to a non-cash gain on the intercompany term loan denominated in British pounds sterling. The British currency appreciated against the US dollar during the 2009 period and depreciated during the 2010 period.

The Company’s effective income tax rate provision for the 2010 period was 4.0% compared to 0.4% during the 2009 period. The tax provisions for the 2010 and 2009 periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

Segment Results

The Life Sciences segment’s income before taxes was $0.5 million for the 2010 period as compared to $0.2 million for the 2009 period. Product revenues increased by $0.6 million in the 2010 period primarily due to the full period’s contribution of product revenues from the March 2009 acquisition of Assay Designs which replaced low margin, high volume distribution product revenues principally to one customer offset by an organic decline in core products. Royalty and license fee income decreased $0.1 million from the Qiagen agreement. The segment’s gross profit increased to $7.6 million from $5.6 million. Gross profit margins increased to 58% from 45% due to favorable impact from ADI’s higher margin, which replaced lower margin revenue in 2009, lower inventory fair value adjustments and realignment of personnel from manufacturing to trading activity. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, increased by $1.4 million during the 2010 period primarily due to the inclusion of Assay Designs expenses and the impact of the aforementioned realignment of personnel. The segment experienced a non-cash foreign currency loss of $0.2 million during the 2010 period resulting from the slight strengthening foreign currencies had on settled transactions and on an intercompany loan denominated in pounds sterling. In aggregate, the inventory fair value adjustment and amortization of intangibles negatively impacted the segment operating results in the 2010 period by $0.4 million.

The Clinical Laboratory segment’s loss before taxes was $2.2 million for the 2010 period as compared to a loss of $0.4 million in the 2009 period. The revenue from laboratory services increased in the 2010 period by $0.2 million due to increased service volume in higher priced testing despite being adversely affected by severe winter weather in the Northeast in February, a general slowdown in physician office visits and a decrease in Medicare reimbursement rates. The gross profit of $3.2 million, which decreased by $0.8 million in 2010, was impacted by the increase in the cost of laboratory services of $1.0 million. In the 2010 period, selling, general and administrative costs increased by approximately $1.0 million due to increases in payroll and payroll related costs primarily due to increased headcount in sales and lab administration partially attributed to development and marketing of esoteric and gene-based testing capabilities. The provision for uncollectible accounts receivable decreased by $0.1 million as compared to the 2009 period.

The Therapeutics segment’s loss before income taxes was approximately $0.6 million for the 2010 period as compared to a loss of $0.9 million for the 2009 period. The decrease in the segment loss of $0.3 million was primarily due to decreases in clinical trial activities.

The Other segment’s loss before taxes for the 2010 period was approximately $2.1 million as compared to $3.2 million in the 2009 period, a decrease of $1.1 million. The Other segment’s 2010 period loss reflects the decrease in legal expenses of $1.0 million due to reduced services provided relating to certain patent litigation activity and general matters and negotiated fee settlements and other adjustments recorded.

Results of Operations
Nine months ended April 30, 2010 as compared to April 30, 2009

Comparative Financial Data for the Nine Months Ended April 30,

(in thousands)

	2010	2009	Increase (Decrease)	% Change

Revenues:
Product revenues	$32,599	$29,952	$2,647	9%
Royalty and license fee income	7,044	6,783	261	4
Clinical laboratory services	32,494	28,306	4,188	15

Total revenues	72,137	65,041	7,096	11

Operating expenses:
Cost of product revenues	15,771	20,208	(4,437)	(22)
Cost of clinical laboratory services	21,623	19,115	2,508	13
Research and development	7,273	6,645	628	9
Selling, general, and administrative	36,841	29,633	7,208	24
Provision for uncollectible accounts receivable	2,073	3,949	(1,876)	(48)
Legal	1,030	3,356	(2,326)	(69)
Litigation settlement and related legal costs	3,698	—	3,698

Total operating expenses	88,309	82,906	5,403	7

Operating loss	(16,172)	(17,865)	1,693	(9)

Other income (expense):
Interest	13	569	(556)	(98)
Other	39	108	(69)	(64)
Foreign currency	(384)	(837)	453	(54)

Loss before income taxes	$(16,504)	$(18,025)	$1,521	(8)

Consolidated Results:

The “2010 period” and the “2009 period” refer to the nine months ended April 30, 2010 and 2009, respectively. The 2010 period includes the nine months results of ADI which was acquired on March 12, 2009. The 2009 period includes the results of ADI from March 12, 2009 to April 30, 2009.

Product revenues increased overall by $2.6 million in 2010 to $32.6 million as compared to the 2009 period. Acquisition growth from the recently acquired ADI business was $6.4 million or 22% which was partially offset by a net organic decline of $4.4 million or 15% due to a $4.9 million decline in low margin, third-party distribution business. Our core product revenues demonstrated organic growth of $0.5 million or 2%. Foreign currency fluctuation positively affected revenues by $0.6 million or 2%.

Royalty and license fee income during the 2010 period was $7.0 million compared to $6.8 million in the 2009 period, an increase of $0.2 million or 4%. Royalties are primarily earned from the reported net sales of Qiagen products subject to a license agreement and from a license agreement with Abbott. During the 2010 and 2009 period, the Company recognized royalties of approximately $4.8 million from Qiagen, and royalties and license fees under the Abbott License Agreement of approximately $2.2 million, an increase of $0.2 million over the 2009 period. There are no direct expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2010 period were $32.5 million compared to $28.3 million in the 2009 period. The 2010 period’s increase over the 2009 period was $4.2 million or 15%. During the 2010 period revenue increased due to increased service volume including higher priced testing volume despite being adversely affected by severe winter weather in the Northeast in February and a general slowdown in physician office visits in the fiscal third quarter and a 1.9% decrease in Medicare reimbursement rates effective January 1, 2010. During the 2009 period, revenues were negatively affected by contractual adjustments of $2.3 million. These immaterial contractual adjustments in 2009 related to computational errors that affected the calculated expected reimbursement rate in fiscal 2008, 2007 and 2006 and for periods prior to August 1, 2005 for the majority of payers and credits issued which were not accrued for timely.

The cost of product revenues during the 2010 period was $15.8 million compared to $20.2 million in the 2009 period, a decrease of $4.4 million or 22%. The decrease is primarily due to the impact of $4.4 million in lower costs from low margin third-party distribution business, reduced fair value accounting adjustments of $1.5 million in accordance with purchase accounting rules and reclassification of $1.2 million in costs relating to the realignment of manufacturing facilities and personnel. Such amounts in 2010 were partially offset by product cost relating to ADI of $2.9 million and by the cost of sales from organic growth. We believe that cost of product revenues for future periods will be affected by, among other things, the further integration of acquired businesses in addition to sales volumes, competitive conditions and foreign currency rates.

The cost of clinical laboratory services during the 2010 period was $21.6 million as compared to $19.1 million in the 2009 period, an increase of $2.5 million or 13%. The Company incurred increased costs partially due to increased reagent costs and supplies of $1.0 million, laboratory personnel and related costs of $1.1 million and outside reference lab costs of $0.4 million. Laboratory personnel and related costs increased primarily due to additional headcounts in phlebotomists to expand patient collection sites and other personnel to manage expanded operations and the development of esoteric and gene-based test capabilities.

Research and development expenses were approximately $7.3 million during the 2010 period, compared to $6.7 million in the 2009 period, an increase of $0.6 million or 9%. The increase was principally attributed to higher costs of $1.3 million at Enzo Life Sciences primarily related to Assay Designs offset by $0.7 million in lower clinical trial and related activities and payroll costs at the Therapeutics segment.

Selling, general and administrative expenses were approximately $36.8 million during the 2010 period as compared to $29.6 million in the 2009 period, an increase of $7.2 million or 24%. The increase was primarily due to the net increase at the Enzo Life Sciences segment of $4.5 million in the 2010 period which included approximately $2.0 million of selling, general and administrative expenses related to Assay Designs operations, the impact of realigning manufacturing facilities and certain personnel of $1.2 million, $0.7 million in payroll and benefit costs and increased depreciation and amortization of $0.4 million. The Clinical Lab segment’s selling general and administrative increased $2.3 million primarily due to increased payroll and related benefits of $1.6 million primarily due to increased payroll and related benefits attributed to increases in headcounts in our sales force and management personnel partially related to increased service volume and the marketing and development of esoteric and gene based testing capabilities, information technology costs of $0.2 million, and other overhead expenses of $0.5 million. These increases were offset by a decrease in the Other segment’s selling general and administrative of approximately $0.3 million, primarily due to decreases in payroll and payroll related costs of $0.1 million.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $2.0 million for the 2010 period as compared to $3.9 million in the 2009 period, a decrease of $1.9 million or 48%. The decrease is attributed to a charge in 2009 attributed to increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system, the correction of an immaterial error relating to fiscal 2008, and increased provisions required based on changes in payer mix, offset by a reduced requirement under the new billing system.

Legal expense was $1.0 million during the 2010 period compared to $3.3 million in the 2009 period, a decrease of $2.3 million, due to overall reduction in legal services provided relating to certain patent litigation matters and general matters, the reimbursement of $0.5 million in legal costs under our insurance policy, reductions in fees recorded due to negotiated fee settlements and other adjustments of $0.5 million offset by approximately $0.6 million in incremental legal costs incurred for proxy related costs for the January 2010 annual meeting.

In connection with the litigation settlement with Mr. Shahram K. Rabbani to settle all of his claims against the Company, and certain of its executive officers, the Company agreed to pay a lump sum payment of $2.7 million. The Company recorded a settlement expense of approximately $3.7 million in the fiscal quarter ending January 31, 2010, consisting of the lump sum payment of $2.7 million and approximately $1.0 million of legal expenses incurred in connection with the claims (See Note 14 in notes to consolidated financial statements).

Interest income was $13,000 during the 2010 period as compared to $0.6 million during the 2009 period. The interest income decrease during the 2010 period is attributed to the decline in interest rates in response to monetary policy actions taken by the U.S. Federal Reserve. Furthermore, the Company had higher average invested balances during the 2009 period. The Company earns interest by investing primarily in short term US treasury bills and money market accounts.

The loss on foreign currency was $0.4 million during the 2010 period, due to a $0.2 million non-cash loss on an intercompany term loan denominated in British pounds sterling and the fluctuations of other foreign currencies relative to the US dollar during the period and the impact that had on settled transactions during the period. During the 2009 period, the loss on foreign currency transactions was $0.8 million primarily due to a non-cash loss on the intercompany term loan denominated in British pounds sterling. The British currency depreciated more significantly against the US dollar during the 2009 period than in the 2010 period.

The Company’s effective income tax rate for the 2010 period was 1.3% compared to 1.4% during the 2009 period. The tax provision for the 2010 and 2009 periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency. In the 2010 period, the Company recognized a benefit of $0.1 million primarily as a result of the expiration of the statute of limitations for an uncertain tax position.

Segment Results

The Life Sciences segment’s income before taxes was $2.9 million for the 2010 period as compared to $1.5 million for the 2009 period. Product revenues increased by $2.6 million in the 2010 period primarily due to the contribution of product revenues from the March 2009 acquisition of Assay Designs and organic growth from our core products which replaced low margin, high volume distribution product revenues principally to one customer. Royalty and license fee income increased $0.3 million from the Qiagen agreement and the Abbott license agreement. The segment’s gross margin of $23.9 million increased by $7.3 million in 2010. Gross profit margins increased to 60% from 45% due to favorable impact from ADI’s higher margin, which replaced lower margin revenue in 2009, lower inventory fair value adjustments and realignment of personnel from manufacturing to trading activity. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, increased by approximately $6.2 million during the 2010 period primarily due to the inclusion of Assay Designs expenses of $2.9 million, the impact of the aforementioned realignment of personnel of payroll and related costs of $1.2 million, increased payroll and related costs of $0.7 million and depreciation and amortization of $0.5 million. The segment experienced a non-cash foreign currency loss of $0.4 million during the 2010 period resulting from the impact that fluctuations in foreign currencies had on settled transactions and on an intercompany loan denominated in pounds sterling. In aggregate, the inventory fair value adjustment and amortization of intangibles negatively impacted the segment operating results in the 2010 period by $1.5 million.

The Clinical Laboratory segment’s loss before taxes was $5.0 million for the 2010 period as compared to a loss of $6.0 million in the 2009 period. The revenue from laboratory services increased in the 2010 period by $4.2 million due to increased service volume despite being adversely affected by severe winter weather in the Northeast in February, a general slowdown in physician office visits in the fiscal third quarter, a decrease in Medicare reimbursement rates effective January 1, 2010 and during the 2009 period revenues were negatively impacted by contractual adjustments of $2.3 million. The 2010 period gross profit of $10.9 million increased $1.7 million over the 2009 period due to service volume increases, increased headcount and other costs to perform increased testing, and the impact the aforementioned $2.3 million contractual adjustment had on the 2009 period gross profit. In the 2010 period, the selling, general and administrative costs increased by approximately $2.3 million primarily due to increases in payroll and payroll related costs of $1.6 million attributed to increases in headcounts in our sales force and management personnel partially related to increased service volume and the marketing and development of esoteric and gene-based testing capabilities, information technology costs of $0.2 million, and other operating costs of $0.5 million. The provision for uncollectible accounts receivables decreased by $1.9 million as compared to the 2009 period. During the 2009 period, the Company recorded a charge attributed to increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system, the correction of an immaterial error relating to fiscal 2008, and increased provisions required based on changes in payer mix, offset by a reduced requirement under the new billing system.

The Therapeutics segment’s loss before income taxes was approximately $1.9 million for the 2010 period as compared to a loss of $2.6 million for the 2009 period. The decrease in the segment loss of $0.7 million was primarily due to decreases in clinical trial activities of $0.6 million and decreases in salaries and related costs of $0.1 million.

The Other segment’s loss before taxes for the 2010 period was approximately $12.4 million as compared to $10.8 million in the 2009 period, an increase of $1.6 million. The Other segment’s 2010 period loss reflects the litigation settlement of $3.7 million and an increase in professional fees, consulting costs and public relations of $0.1 million, offset by decreases in payroll and payroll related costs of $0.1 million, and $0.3 million in other costs. Legal expenses decreased $2.2 million due to the reimbursement of $0.5 million in legal fees; reduced services provided relating to certain patent litigation activity and general matters and reductions in fees recorded due to negotiated fee settlements and other adjustments of $0.5 million, offset by incremental legal costs incurred for proxy related matters in 2010. Interest income declined $0.5 million due to the decline in interest rates. The Company earns interest by investing primarily in short term US treasury bills, and money market accounts.

Liquidity and Capital Resources

At April 30, 2010, the Company had cash and cash equivalents of $8.6 million and short-term investments of $25.8 million, or $34.4 million in aggregate as compared to $50.2 million at July 31, 2009. Short term investments are in US treasury bills. The Company had working capital of $46.4 million at April 30, 2010 compared to $60.5 million at July 31, 2009. The decrease in working capital was primarily the result of the 2010 period net loss which included the litigation settlement to a former officer and related legal costs of $3.7 million and funding capital expenditures.

Net cash used in operating activities for the nine months ended April 30, 2010 was approximately $13.2 million as compared to $8.7 million for the nine months ended April 30, 2009. The increase in net cash used in operating activities in the 2010 period over the 2009 period of approximately $4.5 million was primarily due to changes in operating assets and liabilities of $4.4 million and the effect of lower non-cash adjustments in the 2010 period over the 2009 period aggregating $1.7 million, partially offset by the decrease in the period net loss of $1.6 million.

Net cash provided by investing activities was approximately $15.0 million as compared to a use of cash of $62.2 million in the year ago period. The change from 2009 to 2010 of $77.2 million is primarily due to the net increase in short term investments in US treasury bills of $47.7 million and cash used in acquisitions of $12.7 million in the 2009 period and the net maturities of short-term investments of $17.5 million in 2010. In the 2010 and the 2009 period cash used for capital expenditures was $2.6 million and $2.2 million, respectively.

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

In June 2009, the conditions for the first annual earn-out of $2.5 million were met and the Company recorded $2.5 million of additional goodwill. The Company issued 202,196 shares of Enzo common stock at fair value and paid $1.5 million in cash to satisfy the $2.5 million earn-out liability. As of June 9, 2010, the calculation of the second and final earn-out has not been finalized.

The Company believes that its current cash position is sufficient for its foreseeable liquidity and capital resource needs over the next 12 months, including the earn-out payment if determined to be due the sellers, although there can be no assurance that future events will not alter such view.

Contractual Obligations

There have been no material changes to our Contractual Obligations reported in our Form 10-K for the fiscal year ended July 31, 2009, except for the increase in future minimum lease obligations relating to our corporate office. In connection with a lease amendment and extension executed in February 2010, our minimum lease commitments increased $5.6 million reflective of both a lease extension and an increase in square feet. The increase in the presentation periods (in thousands) based on the July 31, 2009 fiscal year end is: less than 1 year: $0; 1-3 years: $0.5 million; 4-5 years: $0.7 million; and over 5 years: $4.4 million. We are currently seeking to sublease the additional space, which aggregates $2.7 million in future rental costs, until such time it is needed by the Company. The Company has entered into a six month sublease for the additional space effective May 31, 2010 and is continuing to secure a longer term sublease. The minimum sublease rentals aggregate $0.1 million.

Management is not aware of any material claims, disputes or settled matters concerning third party reimbursement that would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

The Company does not have any “off balance sheet arrangements” as such term is defined in Item 303(a)(4) of Regulation S-K.

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

Product revenues

Revenues from product sales are recognized when the products are shipped and title transfers, the sales price is fixed or determinable and collectibility is reasonably assured. During the three and nine months ended April 30, 2009, one customer in the Life Science segment represented $1.2 million and $5.6 million respectively of total product revenues.

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

The following are tables of the Clinical Labs segment’s net revenues and percentages by revenue category for the three and nine months ended April 30, 2010 and 2009:

Clinical Labs net revenues

Net revenues

	Three months ended April 30, 2010		Three months ended April 30, 2009

	(In thousands)	(in %)	(In thousands)	(in %)

Revenue category
Medicare	$2,711	25	$2,137	20
Third-party payer	4,714	44	5,445	51
Patient self-pay	2,247	21	1,729	17
HMO’s	1,133	10	1,278	12

Total	$10,805	100%	$10,619	100%

Net revenues

	Nine months ended April 30, 2010		Nine months ended April 30, 2009

	(In thousands)	(in %)	(In thousands)	(in %)

Revenue category
Medicare	$8,279	25	$6,738	24
Third-party payer	14,274	44	14,010	49
Patient self-pay	6,402	20	4,544	16
HMO’s	3,538	11	3,014	11

Total	$32,494	100%	$28,306	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 25% of the Clinical Labs services net revenues for the three months ended April 30, 2010 and 2009 and 25% for the nine months ended April 30, 2010 and 2009.

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

During the three months ended April 30, 2010 and 2009, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 83.1% and 83.0%, respectively, of gross billings. During the nine months ended April 30, 2010 and 2009, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 82.9%, and 79.9%, respectively, of gross billings. During the nine months ended April 30, 2009, the Company also made a $2.3 million adjustment increasing the contractual allowance to correct immaterial errors in the computation of the contractual allowance percentages affecting the periods August 1, 2005 through July 31, 2008 and periods prior to August 1, 2005, and credits not recorded correctly. The adjustment increased the 2009 period’s loss before income tax by $2.3 million or $0.06 per share.

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

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $1,901,000, and $1,389,000 for the nine months ended April 30, 2010 and 2009, respectively, and a change in the net accounts receivable of approximately $301,000 as of April 30, 2010.

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

The following is a table of the Company’s net accounts receivable by segment. The clinical laboratory segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At April 30, 2010 and July 31, 2009, approximately 46% and 40%, respectively, of the Company’s net accounts receivable relates to its clinical laboratory business, which operates in the New York and New Jersey Metropolitan areas.

The Life Sciences segment’s accounts receivable, of which $2.0 million or 31% and $2.1 million or 28% represents foreign receivables as of April 30, 2010 and July 31, 2009 respectively, includes royalty receivables of $1.7 million and $2.5 million, as of April 30, 2010 and July 31, 2009, respectively, of which approximately $1.1 million and $1.9 million, respectively is from Qiagen Corporation (Note 12).

Net accounts receivable

	As of April 30, 2010		As of July 31, 2009

Billing category	(In 000’s)	(in %)	(In 000’s)	(in %)

Clinical Labs
Medicare	$933	17	$1,113	22
Third party payers	2,308	42	2,003	40
Patient self-pay	1,990	36	1,635	32
HMO’s	269	5	303	6

Total clinical labs	$5,500	100%	$5,054	100%

Total life sciences	6,538		7,426

Total accounts receivable	$12,038		$12,480

Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	April 30, 2010	July 31, 2009

Beginning balance	$4,786	$886
Provision for doubtful accounts	2,073	5,189
Write-offs, net	(4,717)	(1,289)

Ending balance	$2,142	$4,786

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the three and nine months ended April 30, 2010 and 2009, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. During the nine month periods ended April 30, 2010 versus 2009, our bad debt expense decreased by $1.9 million. During the nine month period ended April 30, 2009, the Company recorded a charge of $2.6 million, attributed to increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system, increased provisions required based on changes in payer mix, and the correction of an immaterial error in the allowance for doubtful accounts relating to fiscal 2008. During the quarter ended April 30, 2010 the Company completed all collection efforts for legacy billing system receivables, and wrote off the fully reserved receivables totaling $2.3 million. Billing for laboratory services is complicated because of many factors, especially: the differences between our standard gross fee schedule for all payers and the reimbursement rates of the various payers we deal with, disparity of coverage and information requirements among the various payers, and disputes with payers as to which party is responsible for reimbursement.

The following table indicates the Clinical Labs aged gross receivables by payer group (in thousands), which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments.

As of April 30, 2010	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$18,605	64%	$3,018	60%	$8,907	60%	$3,625	58%	$3,055	98%
31-60 days	4,327	15%	404	8%	2,724	18%	1,175	19%	24	1%
61-90 days	2,162	7%	201	4%	1,203	8%	745	12%	13	—%
91-120 days	1,625	6%	172	3%	832	6%	603	10%	18	1%
121-150 days	659	2%	199	4%	451	3%	0	0%	9	—%
Greater than 150 days*	1,719	6%	1,022	20%	636	4%	58	1%	3	—%

Totals	$29,097	100%	$5,016	100%	$14,753	100%	$6,206	100%	$3,122	100%

As of July 31, 2009	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$19,251	70%	$3,193	61%	$9,695	73%	$2,882	51%	$3,481	99%
31-60 days	4,508	17%	894	16%	1,957	15%	1,635	29%	22	1%
61-90 days	1,783	6%	256	5%	680	5%	836	15%	11	—%
91-120 days	1,019	4%	249	5%	483	4%	280	5%	7	—%
121-150 days	340	1%	134	3%	202	2%	—	—%	4	—%
Greater than 150 days**	636	2%	536	10%	100	1%	—	—%	—	—%

Totals	$27,537	100%	$5,262	100%	$13,117	100%	$5,633	100%	$3,525	100%

*	Total includes $748 fully reserved over 210 days as of April 30, 2010.

**	Total includes $340 fully reserved over 210 days as of July 31, 2009.

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

Inventory

The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At April 30, 2010 and July 31, 2009, our reserve for excess and obsolete inventory was $1.0 million.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at April 30, 2010, our assets and liabilities would increase or decrease by $2.0 million and $0.8 million, respectively, and our net sales and net (loss) or earnings would increase or decrease by $1.4 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at April 30, 2010, our pre-tax earnings would be favorably or unfavorably impacted by approximately $0.4 million, on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid short term money market funds and short term investments in US Government agency discount notes with high credit ratings. Changes in interest rates may affect the investment income we earn on money market funds and short term investments and therefore affect our cash flows and results of operations. As of April 30, 2010, we were exposed to interest rate change market risk with respect to our money market accounts and short term investments totaling $28.8 million. The money market accounts and short-term investments yield or bear interest rates ranging from 0% to 0.5%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the money market funds and short-term investments by approximately $0.3 million on an annual basis.

As of April 30, 2010, we did not maintain any fixed or variable interest rate financing.

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

As previously reported in Item 1 in the Form 10-Q for the quarterly period ended January 31, 2010 filed on March 12, 2010, Mr. Shahram Rabbani, the former president of the Clinical Labs segment, commenced on January 8, 2010, as plaintiff, an action (the “Action”) in the Supreme Court of the State of New York, County of New York, seeking a temporary restraining order and a preliminary and permanent injunction to enjoin the Company from convening the Annual Meeting on January 29, 2010. On January 11, 2010, the Company petitioned to remove the Action to the U.S. District Court for the Southern District of New York (the “Court”), which petition was granted. A hearing on the matter was held on January 12, 2010. On January 27, 2010, the Court entered an order denying Mr. Rabbani’s motion for a preliminary injunction to enjoin the Company from convening the Annual Meeting on January 29, 2010.

On January 28, 2010, the Company and Mr. Rabbani reached a settlement in the arbitration lawsuit brought by Mr. Rabbani in connection with the termination of Mr. Rabbani’s employment, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009. For a full description regarding this settlement, please see Note 14 in notes to consolidated financial statements in Part 1, Item 1 of this Form 10-Q.

In connection with the suit filed by the Company and Enzo Life Sciences, Inc., in the United States District Court for the District of Connecticut on June 6, 2004 against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. for alleged infringement of certain patents in which the Company was seeking an appeal, on March 26, 2010, the Federal Circuit issued an order concluding that the claims of U.S. Patent Nos. 5,328,824 and 5,449,767 were not indefinite and that there were genuine issues of material fact as to anticipation. The Court reversed the district court’s summary judgment of invalidity of those two patents and remanded the case back to the Connecticut Court. Applera and Tropix then filed a combined petition for panel rehearing and rehearing en banc. On May 26, 2010, the Federal Circuit issued an order denying both petitions. (See Note 16 to the Form 10-K for the fiscal year ended July 31, 2009)

There have been no material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2009 filed with the Securities and Exchange Commission.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZO BIOCHEM, INC.

(Registrant)

Date: June 9, 2010	by: /s/ Barry Weiner

Chief Financial Officer, Principal Accounting Officer, Treasurer and Director