Form 10-K
period 2010-07-31
ENZO BIOCHEM INC
filed 2010-10-14
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $165,991,000 as of January 31, 2010

The number of shares of the Company’s common stock, $.01 par value, outstanding at October 1, 2010 was approximately 38,160,000.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 14, 2011 are incorporated by reference into Part III of this annual report.

          PART I

          Item 1. Business

          Overview

          Enzo Biochem, Inc. (the “Company” “we”, “our” or “Enzo”) is a growth-oriented integrated life sciences and biotechnology company focused on harnessing biological processes to develop research tools, diagnostics and therapeutics and serves as a provider of test services, including esoteric tests, to the medical community. Since our founding in 1976, our strategic focus has been on the development of enabling technologies in research, development, manufacture, licensing and marketing of innovative health care products, platforms and services based on molecular and cellular technologies. Our pioneering work in genomic analysis coupled with its extensive patent estate and enabling platforms have strategically positioned the Company to play an important role in the rapidly growing life sciences and molecular medicine marketplaces.

          In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprising 71 key issued patents worldwide, and over 200 pending patent applications, along with extensive enabling technologies and platforms.

          Recent Events

          In September 2010, we announced that we had streamlined our operations, which is expected to result in a reduction in annualized operating expenses beginning in the fiscal 2011 first quarter. These initiatives are also expected to result in increased gross margins. The operating cost reductions affect all of our operating businesses as well as corporate overhead. The overall improvements are primarily a result of streamlining operations at Enzo Life Sciences, where we completed a series of acquisitions over the past three years, and Enzo Clinical Labs, where we have invested significantly over the past year in technology and process improvements.

          At Enzo Clinical Labs, we expect gross margin improvements and expense reductions, primarily through selective work force rationalization and process improvements, including customer service and billing designed to reduce processing and collection costs of receivables, improved laboratory service operations and lower reagent costs. At Enzo Life Sciences, as a result of the acquisitions that we have completed, certain operations have become redundant, which provided opportunities to reduce costs through realignment or centralization of R&D, customer service and manufacturing activities. Enzo Life Sciences has also undertaken a repositioning of its product offerings, refocusing its marketing efforts on higher-margin, higher volume products. As a result, we recorded a charge in the fiscal 2010 fourth quarter of $1.3 million as certain low-volume products were rationalized. We expect the benefits of the operational improvements to occur commencing with our fiscal 2011 first quarter ending October 31, 2010. In connection with the streamlining, we also recorded a one-time charge of approximately $500,000 in its fiscal 2010 fourth quarter to reflect severance payments to terminated employees.

          Operating Segments

          We are comprised of three operating segments, of which the Therapeutics and Life Sciences segments have evolved out of our core competencies: the use of nucleic acids as informational molecules and the use of compounds for immune modulation. Information concerning sales by geographic area and business segments for the years ended July 31, 2010, 2009 and 2008 is located in Note 17 in the Notes to Consolidated Financial Statements.

          Below are brief descriptions of each of our operating segments:

Enzo Life Sciences manufactures, develops and markets functional biology and cellular biochemistry products and tools to research and pharmaceutical customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences, Inc. is a recognized leader in labeling and detection technologies across research and diagnostic markets. Our strong portfolio of proteins, antibodies, peptides, small molecules, labeling probes, dyes and kits provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. We are internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 9,000 of our own products and in addition distribute over 30,000 products made by over 40 other original manufacturers. Our strategic focus is directed to innovative high quality research reagents and kits in the primary key research areas of protein homeostasis, epigenetics, live cell analysis, molecular biology and immunoassays.

The segment is an established source for a comprehensive panel of products to scientific experts in the fields of Natural Products/Antibiotics, Autophagy, Cancer, Cell Cycle, Cell Death, Cell Signaling, Cellular Analysis, Endocrinology/Hormones, DNA regulation, Compound Screening, Genomics/Molecular Biology, GPCRs, Immunology, Inflammation, Metabolism, Neuroscience, Nitric Oxide pathway, Obesity/Adipokines, Oxidative Stress, Proteases. Proteosomes, Protein Expression and modification, Signal Transduction, Stress/Heat Shock proteins and Ubiquitin/Ubl signaling.

Enzo Clinical Labs is a regional clinical laboratory serving the New York, New Jersey and Eastern Pennsylvania medical communities. The Company believes having clinical diagnostic services allows us to capitalize first hand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive and personalized diagnostics. Enzo Clinical Labs offers a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, and search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of approximately 30 patient service centers throughout New York and New Jersey, a stand alone “stat” or rapid response laboratory in New York City and a full-service phlebotomy and logistics department.

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

          The Company’s primary sources of revenue have historically been from product revenues and royalty and licensing of Life Sciences’ products utilized in life science research and from the clinical laboratory services provided to the healthcare community. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2010, 2009 and 2008, (in $000’s and percentages):

Fiscal year ended July 31,	2010		2009		2008

Product revenues	$43,111	44%	$40,592	45%	$28,087	36%
Royalty and license fee income	9,793	10	9,376	11	7,630	10
Clinical laboratory services	44,178	46	39,604	44	42,078	54

Total	$97,082	100%	$89,572	100%	$77,795	100%

          Markets

          Background

          Deoxyribonucleic Acid (“DNA”) is the source of biological information that governs the molecular mechanisms underlying life. This information is stored in the linear sequences of nucleotides that comprise DNA. The sequence of the human genome, comprising well over 30,000 genes, has been identified by genomic research in both the public and private sectors, including the Human Genome Project. The ongoing challenge of the scientific research community is to determine the function and relevance of each gene, as well as gene to gene and gene/environment interactions. In addition, scientists are looking in detail at the proteins that are expressed by genes, their control and regulation in the cellular environment. This information will facilitate the understanding of biological mechanisms and how variations and mutations in such mechanisms may result in disease, enabling more rapid and accurate detection of specific diseases and the development of new therapeutics to treat them.

          Tools for biomedical and pharmaceutical research

          There is an increasing demand by biomedical and pharmaceutical researchers for research and diagnostic tools that both facilitate and accelerate the generation of biological information. This demand can be met by gene-based diagnostics for which a variety of formats, or tools, have been developed that enable researchers to study biological pathways and to identify mutations in gene sequences and variations in gene expression levels that can lead to disease. These tools include DNA sequencing and genotyping instruments, microarrays, fluorescent microscopes, high content screening systems, flow cytometers and plate readers. Common among these formats is the need for reagents that allow the identification, quantification and characterization, and interactions of specific genes or nucleic acid sequences, proteins, cells and other cellular structures and organelles.

          We believe this market will continue to grow as a result of:

• research spending by academic, government and private organizations to determine the function and clinical relevance of the gene sequences and proteins that have been identified by genome research;

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

          According to industry sources, the market for molecular diagnostic tools, assays and other products is currently more than $5 billion per year, and is acknowledged as one of the fastest growing segments in the in-vitro diagnostic industry. Contributing to this growth is, among other factors:

•	the increasing number of diagnostic tests being developed from discoveries in genome research;

•	advances in formats and other technologies that automate and accelerate gene-based diagnostic testing;

•	growing emphasis by the health care industry on early diagnosis and treatment of disease and;

•	application of gene-based diagnostics as tools to match therapies to specific patient genetics commonly referred to as pharmacogenomics.

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

          Other diseases may be the consequence of an inappropriate reaction of the body’s immune system, either to a foreign antigen, such as a bacterium or virus, or, in the case of an autoimmune condition, to the body’s own components. In recent years, several new strategies of medication for the treatment of immune-based diseases such as Crohn’s disease, autoimmune uveitis and rheumatoid arthritis, have been developed. These treatments are all based on a systemic suppression of certain aspects of the immune system and can lead to significant side effects. Thus, there continues to be a need for a therapeutic strategy that is more specific and less global in its effect on the immune system.

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

          In 2005, we acquired the rights and intellectual property to a candidate drug and technology intended for use in the treatment of autoimmune uveitis. We are collaborating with scientists and physicians in the United States and abroad to develop this candidate drug into a product for treating autoimmune uveitis. Through these collaborations and other licensing agreements we continue to develop novel therapeutics for the stimulation and enhancement of bone formation and glucose control, among others. Such products, if any, emanating from this technology could provide potential therapy for bone disorders, including bone loss, bone fractures, periodontitis, diabetes and other indications.

          We have research collaborations with other institutions including, Hadassah University Hospital in Jerusalem, Israel relating to our immune regulation technology. Through other collaborations we are developing our candidate drug Optiquel™ for autoimmune uveitis. There can be no assurance that any of these collaborative projects will be successful.

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

          Expand marketing and distribution infrastructure

          Enzo Life Sciences continues to develop its sales and marketing infrastructure to more directly service its end users, while simultaneously positioning the Company for product line expansion. Our acquisitions of Axxora in May 2007, Biomol International in May 2008 and Assay Designs in March 2009 have expanded our global sales, marketing, manufacturing, product development and distribution infrastructure. Enzo Life Sciences now operates worldwide through wholly owned subsidiaries (in USA, Switzerland, Benelux, Germany, and the UK) and a network of third party distributors in most other significant markets worldwide.

          Expand our collaborations with major life sciences companies

          We intend to seek opportunities to secure strategic partnerships and assert our intellectual property estate with multiple market participants. Further, we will look to advance proprietary business opportunities.

          In fiscal 2007, Enzo Life Sciences and Abbott Molecular, Inc. entered into a five year agreement covering the supply of certain Enzo Life Science’s products to Abbott Molecular for use in their fluorescence in situ hybridization (FISH) product line. Both companies have also entered into a limited non-exclusive royalty bearing cross-licensing agreement of patents for FISH systems, comparative genomic hybridization (CGH) analysis and labeling and detection technologies. The cross-licensing agreement includes the Company’s patents directed towards its proprietary labeling and detection systems as they relate to Abbott’s FISH platform. The license also provides the Company with limited access to Abbott’s FISH technology patents, CGH patents and various patents which relate to particular chromosome targets. These agreements relate to products in the field of molecular diagnostics, which is the fastest-growing segment of the diagnostics market, according to industry sources. FISH involves the use of labeled DNA probes which are used to identify specific genetic conditions. Currently, this technology is used to help diagnose and/or select therapy for certain cancers, such as breast, bladder, and leukemia, as well as to help diagnose genetic disorders. CGH is a molecular cytogenetic method for the analysis of chromosomal copy number changes (gains/losses) which are recognized as the underlying basis for congenital disorders and complex diseases such as cancer. See Note 14 to the Notes to Consolidated Financial Statements.

          The Company has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. In the license agreement, Qiagen was granted a world-wide, non-exclusive license to the Company U.S. Patent number 6,222,581, which is related to the use of a methodology called “hybrid-capture” in which certain nucleic acid probes are hybridized to target nucleic acids and then captured indirectly on a solid surface. The resulting nucleic acid hybrids are then detected by antibodies conjugated to signal-generating molecules which produce an amplified signal allowing for more sensitive detection of the resultant hybrids. This platform is one of the most desirable formats for the detection of nucleic acids in a reliable and economic manner, and has formed the basis for one of the most commonly ordered genomic-based assays. See Note 13 to the Notes to Consolidated Financial Statements.

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

          Expand and protect our intellectual property estate

          Since our inception, we have followed a strategy of creating a broad encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During Fiscal 2010, we were awarded eleven patents and expanded our patent estate in the area of nucleotides, amplification, labeling and detection, among others.

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

          Diagnostic Technology Platform

          Gene analysis technology

          All gene-based testing is premised on the knowledge that DNA forms a double helix comprised of two complementary strands that match and bind to each other. If a complementary piece of DNA (a probe) is introduced into a sample containing its matching DNA, it will bind to, or hybridize, to form a double helix with that DNA. Gene-based testing is carried out by:

•	amplification of the target DNA sequence (a process that is essential for the detection of very small amounts of nucleic acid);

•	labeling the probe with a marker that generates a detectable signal upon hybridization;

•	addition of the probe to the sample containing the DNA and;

•	binding or hybridization of the probe to the target DNA sequence, if present, to generate a detectable signal.

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

          We believe, though there can be no assurance, that our vector technology has broad applicability in the field of gene medicine. This can be attributed to the following properties of our construct:

•	the viral promoters are inactivated;

•	insertional gene activation is prevented – a major safety factor;

•	chromosomal integration and;

•	nuclear localization.

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

          Products and Services

          We are applying our core technologies to develop novel therapeutics as well as research tools for the life sciences and clinical diagnostics markets. In addition, we provide clinical laboratory services to physicians and other health care providers in the New York, New Jersey and Eastern Pennsylvania medical communities.

          Research Products

          We are organized to lead in the development, production, marketing and sales of innovative life science research reagents worldwide based on over 30 years of experience in building strong international market recognition, implementing outstanding operational capabilities, through two main channels to market.

Enzo Life Sciences – “Enabling Discovery in Life Sciences”

Enzo Life Sciences is a positioned as a leading manufacturer and supplier of high quality reagents, kits and products supplied to scientific researchers in academia, clinical research and drug discovery. With direct sales operations in US, Switzerland, Germany, UK, France and Benelux, Enzo Life Sciences also supports its 9,000 products through a global network of dedicated distributors.

Axxora.com – the “Innovative Research Reagents Marketplace”

Axxora.com is a proven distribution platform for original manufacturers of innovative research reagents. An increasing number of researchers use our unique marketplace to instantly connect with over 40 specialty manufacturers and gain access to over 30,000 products. Purchasing groups from universities, research institutes, biotech and pharmaceutical companies utilize this extensive catalog to source research reagents and conveniently consolidate orders.

          The products supplied by Enzo Life Sciences include small molecules, proteins, antibodies, peptides, assay kits and custom services. Our comprehensive portfolio of high quality reagents and kits in key research areas are sold to scientific experts in the following fields:

Adipokines	Interferons
Antibiotics	In Vitro Toxicology
Apotosis/Cell Death	Kinases/Inhibitors
Biologically Active Peptides	Leukotrienes/Prostaglandins/Thromboxanes
Bone Metabolism	Microarray Labeling
Cancer Research	Multidrug Resistance
Cell Death	Natural Products/Antibiotics
Cell Cycle	Neuroscience
Chemokines/Cytokines	Nitric Oxide Pathway
Cytoskeletal Research	Nuclear Receptors
Dependence Receptors	Oxidative Stress
DNA Fragmentation/Damage/Repair	Protein Aggregation
DNA Regulation	Proteosome/Ubiquitin
Epigenetics	Receptors
FISH	Signal Transduction
Growth Factors/Cytokines	Stem Cell/Cell Differentiation
Hypoxia	Stress Proteins/Heat Shock Proteins
Immunology	TNF/TNF Receptor Superfamily
Inflammation/Innate Immunity	Transcription Factors
Viral Signaling

          Enzo Life Sciences is organized to promote and market its products and brands under its own name, building on a foundation of the brands it has acquired or developed previously.

          Enzo The original Enzo brand products and technologies are primarily focused in the areas of microarray analysis, gene regulation and gene modification. Patented Enzo technologies and products are recognized as key tools in non-radioactive gene and protein labeling.

          Alexis The Alexis brand provides recognition in producing and commercializing innovative high quality reagents and as an established source for a comprehensive panel of products in many key research areas including the fields of cell death, nitric oxide, and obesity/adipogenesis.

          Biomol International The Biomol International brand provides global recognition in the cellular biochemistry segment with an emphasis on areas related to protein post-translational modification, be it by ubiquitin or the ubiquitin-like proteins, acetylation, methylation, phosphorylation, sulphation, or glycolsylation.

          Assay Designs The Assay Designs brand emphasizes our immunoassay development capability in the fields of inflammation, steroids and hormones, and cell signaling.

          Stressgen The Stressgen brand is focused exclusively on the fields of the heat shock and cell stress.

Enzo Life Sciences through its new product development programs is now entering new markets in the fields of Cellular Analysis and Protein Aggregation detection. As part of this introduction, we are establishing new product lines to increase recognition of our products, such as the Cellestial® range of fluorescent dyes and kits, and ProteoStat® protein aggregation detection line of products.

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

          In 2005, we acquired rights and intellectual property to a candidate drug and technology intended for use in the treatment of uveitis. The drug is the result of a discovery by scientists at the eye clinic of the Ludwig Maximilians University in Munich, Germany, who found a small peptide that when fed to rats with experimental allergic uveitis promoted their recovery. Based on favorable preclinical studies, the developers conducted an open, pilot Phase I clinical trial in Germany with encouraging results.

          In September of 2009, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Eye Institute, part of the National Institute of Health (“NIH”), for further study of our candidate compound Optiquel™ for the treatment of autoimmune uveitis. In October 2010, we announced the initiation of a human clinical trial to be conducted at the NIH. Under the terms of the CRADA, the NIH and Enzo will share the development costs of the studies and Enzo will supply its proprietary compound, Optiquel™. The clinical trial will be conducted to assess the safety and efficacy of Optiquel™ in a proof-of-concept clinical trial designed as a randomized, double-masked, placebo-controlled study with a long-term follow-up. The agreement additionally includes non clinical research focusing on the use of various compounds that may serve to enhance the immune mediated oral tolerance response to specific antigens. Such research may be applicable across the entire spectrum of the Company’s immune regulation platform.

          We previously had filed with the regulatory authorities in Europe, and Optiquel™ has been granted orphan status under European regulations. We may apply for the same in the U.S. since Orphan status designation can confer both financial and marketing benefits.

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

          An expanded double-blind, placebo-controlled study to broaden the diversity of the patient population was completed at Hadassah Hospital in Jerusalem. The data was presented at the 2009 annual Digestive Disease Week conference. The study met its primary and secondary endpoints.

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

          Non-Alcoholic SteatoHepatitis (NASH)

          We have completed a double-blind, placebo-controlled study at Hadassah Hospital in Jerusalem designed to investigate the effects of EGS-21, a glycolipid, as an immune modulator for the alleviation of NASH. We presented results at the 2009 American Association for Liver Disease Meeting. The study concluded that oral administration of EGS21 appears to be safe and biologically active in patients with insulin resistance and NASH, leading to decreased hepatic steatosis, and improved insulin resistance.

          Human Immunodeficiency Virus (HIV-1)

          Based on Phase I trial results demonstrating long-term survival and functioning of antisense RNA in white blood cells, including CD4+ cells, we initiated a Phase I/II study at University of California San Francisco (UCSF), the site of the Phase I study. This study focuses on a strategy designed to increase the percentage of engineered CD4+ cells that contain the anti-HIV-1 antisense genes. The first patient has undergone treatment and we are continuing to monitor the progress. We have no plans at the present time to expand this trial.

          Clinical Laboratory Services

          We operate a regional clinical laboratory that offers extensive diagnostic services to the New York, New Jersey and Eastern Pennsylvania medical communities. Our clinical laboratory testing is utilized by physicians as an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnoses, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues and other samples, such as human cells. Most clinical laboratory tests are considered routine and can be performed by most commercial clinical laboratories. Tests that are not routine and that require more sophisticated equipment and highly skilled personnel are considered esoteric tests and may be performed less frequently than routine tests.

          We offer a comprehensive menu of routine and esoteric clinical laboratory tests or procedures. These tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication levels, or search for an otherwise undiagnosed condition.

          Our full service clinical laboratory in Farmingdale, NY contains infrastructure that includes comprehensive information technology applications, logistics, client service and billing departments. Also, we have a network of approximately thirty strategically located patient service centers and a full service phlebotomy department. Patient service centers collect the specimens as requested by physicians. We also operate a fully equipped STAT laboratory in New York City. A “STAT” lab is a laboratory that has the ability to perform certain routine tests quickly and report results to the physician immediately.

          Patient specimens are delivered to our laboratory facilities primarily by our logistics department accompanied by a test requisition form. These forms, which are completed by the ordering physician, indicate the tests to be performed and demographic patient information in most instances utilizing EnzoDirect™, our proprietary computer-based ordering and results delivery system. Once the information is entered into the laboratory computer system the tests are performed on certain laboratory testing equipment and the results are delivered primarily through an interface from the laboratory testing equipment or in some instances, manually into the laboratory computer system. Most routine testing is completed by early the next morning, and test results are reported to the ordering physician.

          These test results are either reported electronically via our EnzoDirect™ system or delivered by our logistics department directly to the ordering physicians’ offices. Physicians who request that they be called with a particular result are so notified by our customer service personnel.

          For fiscal years ended July 31, 2010, 2009 and 2008, respectively, 46%, 44% and 54% of the Company’s revenues were derived from the clinical laboratory. At July 31, 2010 and 2009, respectively, approximately 45% and 40%, of the Company’s net accounts receivable were derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its numerous third party payers and individual patient accounts, and is limited to certain large payers that insure individuals that utilize the Clinical Labs services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

          Revenues, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2010, 2009 and 2008 were approximately 25%, 23% and 22%, respectively, of the clinical laboratory segment’s total revenue. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. Gross billings are based on a standard fee schedule we set for all third party payers, including Medicare, health maintenance organizations (“HMO’s) and managed care providers. We adjust the contractual adjustment estimate quarterly, based on our evaluation of current and historical settlement experience with payers, industry reimbursement trends, and other relevant factors. The other relevant factors that affect our contractual adjustment include the monthly and quarterly review of: 1) current gross billings and receivables and reimbursement by payer, 2) current changes in third party arrangements. 3) the growth of in-network provider arrangements and managed care plans specific to our Company. The clinical laboratory industry is characterized by a significant amount of uncollectible accounts receivable related to the inability to receive accurate and timely billing information in order to forward it on to the third party payers for reimbursement, and the inaccurate information received from the covered individual patients for unreimbursed unpaid amounts. Our provision for uncollectible accounts receivable is within historical expectations.

          Other than the Medicare program, revenues from United Healthcare of New York, Inc. represented 25%, 25% and 26% of the Clinical Labs segment’s net revenue for the fiscal year ended July 31, 2010, 2009 and 2008, respectively. Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies and the Federal Medicare Program, all of which have different requirements. In both New York and New Jersey, the law prohibits the Company from billing the ordering physician. Compliance with applicable laws and regulations as well as, internal compliance policies and procedures adds further complexity to the billing process. We depend on the ordering physician to provide timely, accurate billing demographic and diagnostic coding information to us. Additional factors complicating the billing process include:

•	pricing differences between our standard gross fee schedules and the reimbursement rates of the payers;

•	disputes with payers as to which party is responsible for payment and;

•	disparity in coverage and information requirements among various payers.

          We believe that most of our bad debt expense is primarily the result of inaccurate billing information on requisitions received from the ordering physician. In addition, the bad debts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. We perform the requested tests and report test results regardless of whether the billing or diagnostic coding information is inaccurate or missing. We subsequently attempt to contact the ordering physician to obtain and rectify incorrect billing information.

          Missing or inaccurate information on the requisitions adds complexity to and may slow the billing process, creates backlogs of unbilled requisitions, and generally increases the collectability and the aging of accounts receivable. When all issues relating to the missing or inaccurate information are not resolved in a timely manner, the related receivables are fully reserved to the allowance for doubtful accounts or written off.

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

          The permitted Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.9% for five years beginning in 2010 and also includes a productivity adjustment which reduces the Consumer Price Index (“CPI”) market basket update beginning in 2011. In 2010, approximately 25% of our Clinical Lab’s segment revenues were reimbursed by Medicare under the clinical laboratory fee schedule. The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation establishes the Independent Payment Advisory Board, which will be responsible, beginning in 2014, annually to submit proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets. We could experience a significant decrease in revenue from Medicare as a result of this legislation, which could have a material adverse effect on us.

          Research and Development

          Our principal research and development efforts are directed toward expanding our research product lines, given our increased manufacturing, distribution capability following the acquisitions of Axxora, Biomol International, and Assay Designs, as well as developing innovative new clinical diagnostic and therapeutic platforms. We have developed our core research expertise in the life science field as a result of over 30 years of dedicated focus in this area. We conduct our research and other product development efforts through internal research and collaborative relationships.

          In the fiscal years ended July 31, 2010, 2009 and 2008, the Company incurred costs of approximately $9,704,000, $9,220,000 and $8,637,000, respectively, for research and development activities.

          Internal Research Programs

          Our professional staff of 82 scientists, including 76 with post graduate degrees, performs our internal research and development activities. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

          External Research Collaborations

          We have and continue to explore large numbers of collaborative relationships with prominent companies and leading-edge research institutions in order to maximize the application of our technology in areas where we believe such relationship will benefit the development of our technology. We also have a number of external collaborations around the world to enhance our ongoing therapeutic development program.

          Sales and Marketing

          Our sales and marketing strategy for Enzo Life Sciences is to sell our life science products through: (i) direct sales to end-users under the Enzo Life Sciences name, with direct recognition to our acquired brands (ii) direct sales to end users under the Axxora electronic market place name (iii) supply agreements with manufacturers and (iv) through distributors in major geographic markets. We operate with an understanding of local markets and a well-functioning distribution network system across the globe. Scientists around the world who recognize the brands (Alexis, Assay Designs, Biomol, Enzo and Stressgen) now receive products directly from Enzo Life Sciences where we are recognized for innovative high quality products, supported directly by our qualified technical staff. We sell the same products through our Axxora electronic market place which is also the source for life science research reagents from over 40 original manufacturers. Our direct marketing and sales network includes fully-owned subsidiaries (USA, Switzerland, Germany, Benelux, and UK), direct presence in France and a network of third party distributors in most other significant markets worldwide.

          For Enzo Clinical Labs, we focus our sales efforts on obtaining and retaining profitable accounts. We market the clinical laboratory services to ordering physicians in the metro New York, New Jersey and Eastern Pennsylvania region through our direct sales force who are supported by customer service and patient service representatives. We monitor and where appropriate, we change the service levels and terminate ordering physician accounts that are not profitable. We are focusing our efforts to attract and retain clients who participate with the providers with whom we have regional contracts and adding clinical tests to our service menu to assist sales in new account penetration.

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

          At the end of fiscal 2010 we owned or licensed over 70 patents relating to products, methods and procedures resulting from our internal or sponsored research projects.

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

          Our intellectual property portfolio can be divided into patents that provide claims in three primary categories, as described below:

          Nucleic Acid Chemistry

          We currently have broad patent coverage in the area of nucleic acid chemistry. We have done extensive work on the labeling of nucleic acids for the purpose of generating a signal that dates back over twenty years. Enzo has multiple issued patents covering the modification of nucleic acids at their sugar and phosphate sites. The claims contained in these patents cover products that incorporate a signaling moiety into a nucleic acid attached to a sugar or phosphate for the purpose of nucleic acid detection or quantification, including sequencing and real time nucleic acid amplification. Enzo also has patents directed to proprietary dyes that may be used to label the sugar, base or phosphate positions of nucleic acids.

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

          Regulation of Diagnostics

          The diagnostic products that are developed by our collaborators, or by us, are likely to be regulated by the FDA as medical devices. Unless an exemption applies, medical devices must receive either “510(k) clearance” or pre-market approval (“PMA”) from the FDA before marketing them in the United States. The FDA’s 510(k) clearance process usually takes from four to twelve months, but it can last longer. The process of obtaining PMA approval is much more costly, lengthy and uncertain. It generally takes from one to three years or even longer. We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

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

          Under health care in January 2010, the Medicare Fee Schedule was reduced by 1.9% and future reductions are expected to continue (See Item 1A Risk Factors).

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

          The Company seeks to structure its arrangements with physicians and other customers to be in compliance with the Anti-Kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. In addition, in order to address these various Federal and state laws, the Company has developed its own Corporate Compliance Program based upon the OIG model program. The Company’s Program focuses on establishing clear standards, training and monitoring of the Company’s billing and coding practices. Furthermore, as part of this Program, the Company’s Corporate Compliance team meets on a regular basis to review various operations and relationships as well as to adopt policies addressing these issues.

          However, the Company is unable to predict how the laws described above will be applied in the future, and no assurances can be given that its arrangements or processes will not become subject to scrutiny under these laws. The Company is unaware of any material violations.

          Confidentiality of Health Information

          The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was signed into law on August 21, 1996, and it included “administrative simplification” provisions designed to standardize common electronic transactions in health care and to protect the security and privacy of health information. Congress’ purpose in promulgating HIPAA was to increase the efficiency of health care transactions while, at the same time, protecting the confidentiality of patient information. Regulations have been adopted for electronic transaction, privacy and security standards and include the requirement to use a National Provider Identifier in electronic health care transactions. These provisions have very broad applicability and they specifically apply to health care providers, which include physicians and clinical laboratories. The National Provider Identifier is an identifier that replaced all other identifiers that are currently used for healthcare transactions (e.g., UPIN, Medicaid provider numbers; identifiers assigned by commercial insurers).

          The electronic transaction standards regulations created guidelines for certain common health care transactions. With certain exceptions, these standards require that when we conduct certain transactions electronically with another provider, clearinghouse or health plan we must comply with the standards set forth in the regulations. The regulations established standard data content and format for submitting electronic claims and other administrative health transactions. All health care providers are able to use the electronic format to bill for their services and all health plans and providers are required to accept standard electronic claims, referrals, authorizations, and other transactions. The Company believes it is in compliance with these standards.

          The privacy regulations, which have been in effect since 2003, created specific requirements for the use and disclosure of protected health information (“PHI”). We are required to maintain numerous policies and procedures in order to comply with these requirements. Furthermore, we need to continuously ensure that there are mechanisms to safeguard the PHI, which is used or maintained in any format (e.g. oral, written, or electronic). Failure to comply with these requirements can result in criminal and civil penalties.

          The security regulations, which were finalized in February 2003 and went into effect in April 2005, require us to ensure the confidentiality, integrity and availability of all electronic protected health information (“EPHI”) that we create, receive, maintain, or transmit. We have some flexibility to fashion our own security measures to accomplish these goals. The security regulations strongly emphasize that we must conduct an accurate and thorough assessment of the potential risks and vulnerabilities of the confidentiality, integrity and availability of our EPHI and then document our response to the various security regulations on the basis of that assessment.

          Complying with the electronic transaction, privacy and security rules requires significant effort and expense for virtually all entities that conduct health care transactions electronically and handle patient health information.

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

          Occupational Safety

          In addition to its comprehensive regulation of safety in the workplace, the U.S. Federal Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. The Federal Drug Enforcement Administration regulates the use of controlled substances in testing for drugs of abuse. We are also subject to OSHA’s requirement that employers using hazardous chemicals communicate the properties and hazards presented by those chemicals to their employees. We believe that we are in compliance with these OSHA requirements. Our failure to comply with those regulations and requirements could subject us to tort liability, civil fines, criminal penalties and/or other enforcement actions.

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

          Manufacturing and Research Facilities

          Our internal manufacturing, integrated laboratory and scientific efforts for our three segments take place primarily at our two adjacent facilities in Farmingdale, New York. A major part of one facility is utilized by Life Science for research and manufacturing with special handling capabilities and clean rooms suitable for our operations. In connection with the Axxora acquisition, the Life Sciences segment has added logistics operations in Lausen, Switzerland and in San Diego, California. In connection with the Biomol International acquisition, the Life Sciences segment added manufacturing and research operations in Plymouth Meeting, Pa. and a manufacturing and research facility in Exeter, United Kingdom. In connection with the Assay Designs acquisition, the Life Sciences segment added manufacturing and research operations in Ann Arbor, Michigan. We also contract with qualified third-party contractors to manufacture our products in cases where we deem it appropriate, for example, when it is not cost-effective to produce a product ourselves or where we seek to leverage the expertise of another manufacturer in a certain area.

          Employees

          As of July 31, 2010, we employed 527 full-time and 62 part-time employees. Of the full-time employees, 178 were engaged in research, development, manufacturing, and marketing of research products, 6 in therapeutics research, 353 in performing testing, marketing and billing our clinical laboratories services and 52 in finance, legal, administrative and executive functions. Our scientific staff, including 76 individuals with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that we have established good relationships with our employees.

          Information Systems

          Information systems are used extensively in virtually all aspects of our businesses. In our clinical laboratory business, our information systems are critical with respect to laboratory testing, billing, accounts receivable, customer service, logistics, and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology systems. Computer systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters.

          Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. We have invested heavily in the upgrade of our information and telecommunications systems to improve the quality, efficiency and security of our businesses. In addition, to complement our proprietary physician connectivity solution, EnzoDirect™ we have a web portal version which allows physicians to receive laboratory results from any personal computer with a browser and an Internet connection.

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

          FORWARD - LOOKING AND CAUTIONARY STATEMENTS

          This Annual Report contains “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” Forward-looking statements may include the words “believes,” “expects,” “plans,” “intends,” “anticipates,” “continues” or other similar expressions. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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
Tel: (212) 583-0100
Attn: Investor Relations

          Item 1A. Risk Factors

          Risks relating to our Company and our industries

          We have experienced significant losses in our last five fiscal years and quarter to quarter over such periods and our losses have resulted in the use of cash in operations. If such losses and cash uses continue the value of your investment could decline significantly.

          We incurred a net loss of $22.2 million and $23.6 million for the fiscal years ended July 31, 2010 and 2009, respectively. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses and use cash in operations which could have an adverse effect on our business and adversely affect your investment in our Company.

          Our operating results may vary from period to period.

          Our operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including:

•	competitive conditions, including changes in third-party reimbursements:

•	health care reform regulations affecting providers and plan sponsors;

•	exchange rate fluctuations;

•	changes in tax laws, the results of tax audits or the measurement of tax uncertainties;

•	the timing of our research and development, sales and marketing expenses;

•	the introduction of new products by us or our competitors;

•	the success of identifying, acquiring and integrating businesses that complement our product offerings, add new technology or add presence in a market;

•	expenses associated with defending our intellectual property portfolio;

•	customer demand for our products due to changes in purchasing requirements and research needs;

•	general worldwide economic conditions affecting funding of research and;

•	seasonal fluctuations affected by weather and holiday periods.

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

          In the past four fiscal years we have made significant acquisitions in our Life Sciences segment. Our strategy envisions that a part our future growth will come from acquiring and integrating similar operations and/or product lines. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with the existing operations. In addition, we compete for acquisition candidates with other entities, some of which have greater financial resources than ours. Our failure to implement successfully its acquisition strategy would limit our potential growth.

          Our inability to carry out certain of our marketing and sales plans may make it difficult for us to grow or maintain our business.

          The Life Sciences segment continues an aggressive marketing program designed to more directly service its end users, while simultaneously promoting numerous brands. We will continue to expand the reach of companies by our direct field sales force, the on-going enhancement of our interactive websites, continued attendance at top industry trade meetings, and publications in leading scientific journals. In addition to our direct sales, we operate worldwide through wholly-owned subsidiaries (in USA, Switzerland, Belgium, Germany, and the UK) and a network of third-party distributors in most other significant markets. If we are unable to successfully continue these programs, we may be unable to grow and our business could suffer.

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

          These competitive conditions could, among other things:

•	Require us to reduce our prices to retain market share;

•	Require us to increase our marketing efforts which could reduce our profit margins;

•	Increase our cost of labor to attract qualified personnel;

•	Render our biotechnology products uneconomical or obsolete or;

•	Reduce our revenue.

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

          Our manufacturing, clinical laboratory and research and development processes involve the storage, use and disposal of hazardous substances, including hazardous chemicals, biological hazardous materials and radioactive compounds. We are subject to governmental regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety and environmental management practices and procedures for handling and disposing of these hazardous materials are in accordance with good industry practice and comply with applicable laws, permits, licenses and regulations, the risk of accidental environmental or human contamination or injury from the release or exposure of hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, including environmental clean-up or decontamination costs, and any such liability could exceed the limits of, or fall outside the coverage of, our insurance.

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

          We are subject to Statement of Financial Accounting Standards ASC 350, “Intangibles, Goodwill and Other (“ASC 350”) which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount.

          As of July 31, 2010, goodwill and other intangible assets with indefinite lives represented approximately 29% of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

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

          We cannot be sure that we can obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing or manufacturing or that we can maintain necessary regulatory approvals for our existing products, and all of the following could have a material adverse effect on our business:

•	significant delays in obtaining or failing to obtain required approvals;

•	loss of, or changes to, previously obtained approvals;

•	failure to comply with existing or future regulatory requirements and;

•	changes to manufacturing processes, manufacturing process standards or Good Manufacturing Practices following approval or changing interpretations of these factors.

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

          U.S. healthcare reform legislation may result in significant change and our business could be adversely impacted if we fail to adapt.

          Government oversight of and attention to the healthcare industry in the United States is significant and increasing. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.9% for five years beginning in 2010 and also includes a productivity adjustment which reduces the CPI market basket update beginning in 2011. In 2010, approximately 25% of our Clinical Lab’s segment revenues were reimbursed by Medicare under the clinical laboratory fee schedule. The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation establishes the Independent Payment Advisory Board, which will be responsible, beginning in 2014, annually to submit proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets.

          Further, the legislation calls for a Center for Medicare and Medicaid Innovation that will examine alternative payment methodologies and conduct demonstration programs. The legislation provides for extensive health insurance reforms, including the elimination of pre-existing condition exclusions and other limitations on coverage, fixed percentages on medical loss ratios, expansion in Medicaid and other programs, employer mandates, individual mandates, creation of state and regional health insurance exchanges, and tax subsidies for individuals to help cover the cost of individual insurance coverage. The legislation also permits the establishment of accountable care organizations, a new healthcare delivery model. While the ultimate impact of the legislation on the healthcare industry is unknown, it is likely to be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

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

          Because of competitive pressures, impacts of the economy on patient traffic at our customers and the complexity and expense of the billing process in our clinical laboratory business, we must obtain new customers while maintaining existing customers to grow our business.

          Intense competition in the clinical laboratory business, increasing administrative burdens upon the reimbursement process, reduced patient traffic, and reduced coverage and payments by insurers make it necessary for us to increase our volume of laboratory services. To do so, we must obtain new customers while retaining existing customers. Our failure to attract new customers or the loss of existing customers or a reduction in business from those customers could significantly reduce our revenues and impede our ability to grow.

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

          The HIPAA privacy and security regulations established comprehensive federal standards with respect to the uses and disclosures of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and availability of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

•

the circumstances under which uses and disclosures of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for our services, and our healthcare operations activities;

•	a patient’s rights to access, amend and receive an accounting of certain disclosures of protected health information;

•	the content of notices of privacy practices for protected health information and;

•	administrative, technical and physical safeguards required of entities that use or receive protected health information.

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

          If we fail to maintain or monitor our information systems our businesses could be adversely affected.

          We depend on information systems throughout our Company to control our Life Science manufacturing, inventory, distribution and website and the Clinical Lab processes for: processing orders, managing inventory, processing shipments to and collecting cash from our customers, responding to customer inquiries, contributing to our overall internal control processes, maintaining records of our property, plant and equipment, and recording and paying amounts due vendors and other creditors. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.

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

          We face intense competition for these professionals from our competitors, customers, marketing partners and other companies throughout the industries in which we compete. Since our inception we have successfully recruited and hired qualified key employees. Any failure on our part to hire, train, and retain a sufficient number of qualified professionals would seriously damage our business.

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

          We operate internationally primarily through wholly-owned subsidiaries located in North America and Europe. Revenues outside the United States were approximately 15% of total revenues in fiscal 2010. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including

•	future fluctuations in exchange rates;

•	complex regulatory requirements and changes in those requirements;

•	trade protection measures and import or export licensing requirements;

•	multiple jurisdictions and differing tax laws, as well as changes in those laws;

•	restrictions on our ability to repatriate investments and earnings from foreign operations;

•	changes in the political or economic conditions in a country or region, particularly in developing or emerging markets;

•	changes in shipping costs and;

•	difficulties in collecting on accounts receivable.

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

          Our common stock is quoted on the New York Stock Exchange, and there has been historical volatility in the market price of our common stock. The trading price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including:

•	fluctuations in our quarterly operating and earnings per share results;

•	the gain or loss of significant contracts;

•	loss of key personnel;

•	announcements of technological innovations or new products by us or our competitors;

•	delays in the development and introduction of new products;

•	legislative or regulatory changes;

•	general trends in the industries we operate;

•	recommendations and/or changes in estimates by equity and market research analysts;

•	biological or medical discoveries;

•	disputes and/or developments concerning intellectual property, including patents and litigation matters;

•	public concern as to the safety of new technologies;

•	sales of common stock of existing holders;

•	securities class action or other litigation;

•	developments in our relationships with current or future customers and suppliers and;

•	general economic conditions, both in the United States and worldwide.

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

          Item 1B. Unresolved Staff Comments

          None

          Item 2. Properties

          The following are the principal facilities of the Company:

Location	Primary use	Segments	Leased/owned	Square footage

Farmingdale, NY (Note 1)	Clinical laboratory and research	Clinical Labs, Therapeutics	Leased	43,000

Farmingdale, NY	Manufacturing, research, sales and administrative office	Life Sciences, Other	Owned	22,000

New York, NY (Note 2)	Corporate headquarters	Other	Leased	11,300

San Diego, CA (Note 3)	Sales, administration and distribution	Life Sciences	Leased	8,800

Lausen, Switzerland (Note 3)	Operational headquarters in Europe, including sales and distribution	Life Sciences	Leased	15,400

Plymouth Meeting, Pa (Note 4)	Sales, manufacturing, research, administration and distribution	Life Sciences	Leased	19,500

Exeter, United Kingdom (Note 4)	Sales, manufacturing, research, administration and distribution	Life Sciences	Leased	3,642

Ann Arbor, Michigan (Note 5)	Sales, manufacturing, research, administration and distribution	Life Sciences	Leased	26,820

Note 1	- In March 2005, the Company amended and extended the lease for its Farmingdale laboratory for a period of 12 years (See Note 15 to the Consolidated Financial Statements).

Note 2	– In February 2010, the lease, which includes 4,100 square feet under a sublease rental agreement through December 31, 2011, was extended through May 2020.

Note 3	– The lease for this property was acquired in connection with the Axxora acquisition in May 2007.

Note 4	– The leases for these properties were acquired in connection with the Biomol International acquisition in May 2008 and expire through 2017.

Note 5	- The lease for this property, which expires in 2013, was acquired in connection with the Assay Designs acquisition in March 2009.

              We believe the current facilities are suitable and adequate for the Company’s current operating needs for its clinical laboratories, life science and therapeutics segments and that the production capacity in various locations is sufficient to manage product requirements.

          Item 3. Legal Proceedings

          In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation (“Sigma”), Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants’ breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants’ infringement of patents covering the same. In April, 2003, the court directed that individual complaints be filed separately against each defendant. The defendants have answered the individual complaints and asserted a variety of affirmative defenses and counterclaims. Fact discovery is ongoing. The court issued a claim construction opinion on July 10, 2006. In January 2007, the remaining defendants moved for summary judgment. On March 13, 2009, the court denied defendants’ summary judgment motion and stayed the cases pending resolution of an appeal to the United States Court of Appeals for the Federal Circuit in Enzo’s Connecticut litigation against Applera Corporation and Tropix, Inc. On March 26, 2010, the United States Court of Appeals for the Federal Circuit reversed the District of Connecticut’s grant of summary judgment of invalidity as to various patents at issue in the Applera case, and remanded the Applera case for further proceedings consistent with the Federal Circuit’s opinion. In light of the Federal Circuit’s remand of the Applera case to the District of Connecticut and the impending trial, on May 27, 2010, the court maintained its stay of the cases until further notice. There can be no assurance that the Company will be successful with the remaining outstanding litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company.

          In October 2003, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc (“Affymetrix”). The complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company’s proprietary technology, reagent systems, detection reagents and other intellectual property. The complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company’s products, and that Affymetrix improperly induced collaborators and customers to use the Company’s products in unauthorized fields or otherwise in violation of the agreement. The complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix’s unauthorized use, development, manufacture, sale, distribution and transfer of the Company’s products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company’s products in violation of the terms of the agreement and the Company’s rights In November 2003, Affymetrix, Inc. filed its own complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties’ agreement, that it has not infringed certain of Enzo’s Patents, and that certain of Enzo’s patents are invalid. The Affymetrix complaint also seeks damages for alleged breach of the parties’ agreement, unfair competition, and tortuous interference, as well as certain injunction relief to prevent alleged unfair competition and tortuous interference. The Company does not believe that the Affymetrix complaint has any merit and intends to defend vigorously. Affymetrix also moved to transfer venue of Enzo’s action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix’s subsequently filed action. On January 30, 2004, Affymetrix’s motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Initial pleadings have been completed and discovery has commenced. The Court issued a Markman (claim construction) opinion on July 10, 2006. In January 2007, Affymetrix moved for summary judgment. In March 2009, the court denied Affymetrix’s motion and stayed the case pending resolution of an appeal in the United States Court of Appeals for the Federal Circuit in Enzo’s Connecticut litigation against Applera Corporation and Tropix, Inc. On March 26, 2010, the United States Court of Appeals for the Federal Circuit reversed the District of Connecticut’s grant of summary judgment of invalidity as to various patents at issue in the Applera case, and remanded the Applera case for further proceedings consistent with the Federal Circuit’s opinion. In light of the Federal Circuit’s remand of the Applera case to the District of Connecticut and the impending trial, on May 27, 2010, the court maintained its stay of the Affymetrix case until further notice.

          In June 2004, Roche Diagnostic GmbH and Roche Molecular Systems, Inc. (collectively “Roche”) filed suit in the U.S. District Court of the Southern District of New York against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively “Enzo”). The complaint was filed after Enzo rejected Roche’s latest cash offer to settle Enzo’s claims for, among other things, alleged breach of contract and misappropriation of Enzo’s assets. The complaint seeks declaratory judgment (i) of patent invalidity with respect to Enzo’s 4,994,373 patent (the “‘373 patent”), (ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the “1994 Agreement”), (iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and (iv) that Enzo’s claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition, the suit claims tortious interference and unfair competition. The Company does not believe that the complaint has merit and intends to vigorously respond to such action with appropriate affirmative defenses and counterclaims. Enzo filed an Answer and Counterclaims on November 3, 2004 alleging multiple breaches of the 1994 Agreement and related infringement of Enzo’s ‘373 patent. Discovery has commenced. The Court issued a Markman opinion on July 10, 2006. On January 3, 2007, Roche moved for summary judgment. In March 2009, the court denied Roche’s motion and stayed the cases pending resolution of an appeal to the United States Court of Appeals for the Federal Circuit in Enzo’s Connecticut litigation against Applera Corporation and Tropix, Inc. On March 26, 2010, the United States Court of Appeals for the Federal Circuit reversed the District of Connecticut’s grant of summary judgment of invalidity as to various patents at issue in the Applera case, and remanded the Applera case for further proceedings consistent with the Federal Circuit’s opinion. In light of the Federal Circuit’s remand of the Applera case to the District of Connecticut and the impending trial, on May 27, 2010, the court maintained its stay of the Roche case until further notice.

          On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. The complaint alleges infringement of six patents (relating to DNA sequencing systems, labeled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. Accordingly, Yale is also a plaintiff in the lawsuit. Yale and Enzo are aligned in protecting the validity and enforceability of the patents. Enzo Life Sciences is the owner of the remaining two patents. The complaint seeks permanent injunction and damages (including treble damages for willful infringement). Defendants answered the complaint on July 29, 2004. The answer pleads affirmative defenses of invalidity, estoppels and laches and asserts counterclaims of non-infringement and invalidity. A Markman hearing was held on May 25, 2006 and the district court issued a ruling on October 12, 2006. On August 17, 2007, the Company voluntarily dismissed the infringement claims for one of the patents in suit without prejudice. Defendants similarly dismissed their defenses and counterclaims as to that patent. On the same date, the Company conceded a judgment of non-infringement for another of the patents in suit based on the district court’s claim construction, reserving the right to appeal their construction. The defendants filed motions for summary judgment for invalidity, laches and non-infringement of the Ward patents on March 5, 2007. The Company and other plaintiff filed a motion for summary judgment on infringement of the Ward patents on March 5, 2007. On September 6, 2007, the court granted defendants’ motion for summary judgment of invalidity of three of the remaining Ward patents and entered judgment to that effect. The Company and other plaintiff filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on September 7, 2007. On January 30, 2008, the Court of Appeals for the Federal Circuit granted the Company’s alternative motion to dismiss its appeal and remand to the Connecticut Court for further proceedings incident to an entry of a final, appealable judgment. The Company requested the Connecticut Court to dispose of all outstanding issues (including the Company’s claim under the fourth Ward patent and certain counterclaims of Applera’s) and enter final judgment. The Connecticut Court granted this request. The Company subsequently filed an Appeal on April 7, 2009. On March 26, 2010, the Federal Circuit issued an order concluding that the claims of U.S. Patent Nos. 5,328,824 and 5,449,767 were not indefinite and that there were genuine issues of material fact as to anticipation. The Court reversed the district court’s summary judgment of invalidity of those two patents and remanded the case back to the Connecticut Court. Applera and Tropix then filed a combined petition for panel rehearing and rehearing en banc. On May 26, 2010, the Federal Circuit issued an order denying both petitions. The Defendants then filed a motion to stay the case in Connecticut pending resolution of its impending petition for writ of certiorari to the U.S. Supreme Court. Judge Arterton has not yet ruled on the stay motion. Applera filed its petition for certiorari on September 23, 2010. If the petition is not granted, there can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

          In January 2006, the Company was named along with certain of its officers and directors among others, in several complaints titled Francis Scott Hunt, et al. v. Enzo Biochem Inc., et al., Index No. 06-CV-00170 (SAS) and Ken Roberts v. Enzo Biochem, Inc. et al., Index No. 06-CV-00213 (SAS), and Paul Lewicki v. Enzo Biochem Inc., et al., Index No. 06-CV-06347 (SAS) based only upon a claim for common law fraud. These three consolidated actions were all filed in the United States District Court for the Southern District of New York (“the Court”). The actions seek damages in excess of $8 million and are all based on allegations of a fraudulent scheme to pump and dump Enzo securities as was initially set forth in a previous action (filed by the same attorney) which was dismissed by the Eastern District of Virginia and such dismissal was thereafter affirmed by the Fourth Circuit Court of Appeals and is now final since the U.S. Supreme Court denied a petition for certiorari. The Company and the other defendants likewise moved to dismiss all of the Complaints in these actions and that motion was granted by the Court. As a result, some of the Plaintiffs were no longer able to pursue their claims or choose not to pursue them further. Other Plaintiffs amended their Complaints and the Company and the other defendants moved once again to dismiss those Amended Complaints. The Court granted in part and denied in part those motions. The remaining Plaintiffs then conducted discovery, and following the completion of discovery, the Company and other defendants moved for summary judgment dismissal of the Amended Complaints. On June 5, 2009, the Court granted the defendants’ motion and dismissed all the Amended Complaints. The remaining Plaintiffs then filed a notice of appeal to the Second Circuit Court of Appeals. The appeal is still pending. The Company believes that the latest complaints in these actions have no merit and that the appeal also lacks merit. The Company will continue to defend these actions vigorously.

          On or about September 22, 2010, Mayflower Partners, L.P. f/k/a Biomol International, L.P. (“Mayflower”) filed an action against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (together “Enzo”) in the United States District Court for the Southern District of New York, alleging breach of the stock and asset purchase agreement dated as of May 8, 2008 between Enzo and Mayflower (the “Agreement”). Pursuant to the Agreement, the Company acquired the assets of Mayflower, and agreed, among other things, to make certain contingent earn-out payments to Mayflower, accounted for as additional purchase price consideration, if certain performance thresholds were met for each of the two annual periods following the closing. Mayflower alleges that Enzo breached the Agreement by allegedly failing to operate the acquired business in good faith during the second earn-out period and engaging in conduct the primary purpose of which was to avoid making a second earn-out period payment under the Agreement. In addition, Mayflower claims that Enzo breached the Agreement by allegedly failing to provide the documentation appropriate to support the calculation of defined financial criteria for the second earn-out period as required under the Agreement. Enzo denies that it is in breach of the Agreement and will vigorously defend the suit.

          As part of the litigation, Mayflower moved by Order to Show cause to enjoin the accounting procedure specified under the Agreement. Mayflower’s motion was heard by a District Court Judge on September 27, 2010, who directed that the parties first go forward with the accounting as provided under the Agreement before moving further with the litigation. As provided under the Agreement, Mayflower’s maximum recovery in the event that it is successful on either the accounting or in litigation is settlement of the $2.5 million contingent earn-out in either Enzo common stock or cash, as set forth in the Agreement, plus attorney’s fees.

          The Company is party to other claims, legal actions and complaints that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

          Item 4. (Removed and Reserved)

          PART II

          Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The common stock of the Company is traded on the New York Stock Exchange (Symbol: ENZ). The following table sets forth the high and low price of the Company’s common stock for the periods indicated as reported on the New York Stock Exchange.

2010 Fiscal Year (August 1, 2009 to July 31, 2010):

	High	Low

1st Quarter	$7.66	$4.51
2nd Quarter	$6.24	$4.52
3rd Quarter	$6.67	$4.66
4th Quarter	$6.18	$3.90

2009 Fiscal Year (August 1, 2008 to July 31, 2009):

	High	Low

1st Quarter	$14.90	$4.44
2nd Quarter	$6.97	$4.23
3rd Quarter	$5.58	$2.86
4th Quarter	$5.64	$3.75

          As of September 30, 2010, the Company had approximately 1,009 stockholders of record of its common stock.

          The Company has not paid a cash dividend on its common stock and intends to continue a policy of retaining earnings to finance and build its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of common stock in the foreseeable future.

          Securities Authorized for Issuance Under Equity Compensation Plans

          The following table sets forth information regarding our existing equity compensation plans as of July 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	1,132,450	$14.30	169,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,132,450	$14.30	169,000

          Item 6. Selected Financial Data

          The following table, which is derived from the audited consolidated financial statements of the Company for the fiscal years 2006 through 2010 should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	For the fiscal year ended July 31, (In thousands, except per share amounts)

Operating Results (1)	2010	2009	2008	2007	2006

Operating revenues	$97,082	$89,572	$77,795	$52,908	$39,826

Other income	44	74	171	2,699	—

Interest income	19	581	3,696	5,092	3,144

Loss before income taxes	(22,261)	(23,477)	(10,892)	(13,175)	(17,009)

Benefit (provision) for income taxes	28	(87)	239	(85)	1,342

Net loss	$(22,233)	$(23,564)	$(10,653)	$(13,260)	$(15,667)

Basic net loss per common share:	$(0.59)	$(0.63)	$(0.29)	$(0.38)	$(0.49)

Diluted net loss per common share:	$(0.59)	$(0.63)	$(0.29)	$(0.38)	$(0.49)

Weighted average common shares
Basic	38,001	37,511	36,883	35,017	32,215
Diluted	38,001	37,511	36,883	35,017	32,215

	July 31, (in thousands)

Financial Position:	2010	2009	2008	2007	2006

Working capital	$42,181	$60,518	$92,392	$113,850	$80,161

Total assets	115,245	133,128	154,522	159,002	101,524

Long term obligations	—	—	—	—	—

Stockholders’ equity	97,016	116,781	138,289	141,894	95,587

Notes to Selected Financial Data

(1)	See Note 2 in the Notes to Consolidated Financial Statements regarding the acquisitions and cash paid for acquisitions in Fiscal 2009, 2008 and 2007.

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

          The Company is a life sciences and biotechnology company focused on harnessing biological processes to develop research tools, diagnostics and therapeutics and on serving as a provider of diagnostic services to the medical community. Since our founding in 1976, our strategic focus has been on the development of enabling technologies in research, development, manufacture, licensing and marketing of innovative health care products, platforms and services based on molecular and cellular technologies. Our pioneering work in genomic analysis coupled with its extensive patent estate and enabling platforms have strategically positioned the Company to play an important role in the rapidly growing life sciences and molecular medicine marketplaces.

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

          Enzo Life Sciences is a company that manufactures, develops and markets functional biology and cellular biochemistry products and tools to research and pharmaceutical customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences, Inc. is a recognized leader in labeling and detection technologies across research and diagnostic markets. Our portfolio of proteins, antibodies, peptides, small molecules, labeling probes, dyes and kits provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. We are internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 9,000 of our own products and in addition distribute over 30,000 products made by over 40 other original manufacturers. Our strategic focus is directed to innovative high quality research reagents and kits in the primary key research areas of protein homeostasis, epigenetics, live cell analysis, molecular biology and immunoassays. The segment is an established source for a comprehensive panel of products to scientific experts in the fields of Natural Products/Antibiotics, Autophagy, Cancer, Cell Cycle, Cell Death, Cell Signaling, Cellular Analysis, Endocrinology/Hormones, DNA regulation, Compound Screening, Genomics/Molecular Biology, GPCRs, Immunology, Inflammation, Metabolism, Neuroscience, Nitric Oxide pathway, Obesity/Adipokines, Oxidative Stress, Proteases and Proteosomes, Protein Expression and modification, Signal Transduction, Stress/Heat Shock proteins and Ubiquitin/Ubl signaling.

          Enzo Clinical Labs is a regional clinical laboratory serving the greater New York, New Jersey and Eastern Pennsylvania medical communities. The Company believes having clinical diagnostic services allows us to capitalize firsthand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive and personalized diagnostics. We offer a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, or search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of 30 patient service centers throughout greater New York, New Jersey and Eastern Pennsylvania, a stand alone “stat” or rapid response laboratory in New York City, and a full-service phlebotomy and logistics department. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients.

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

          The following table summarizes the sources of revenues for the fiscal years ended July 31, 2010, 2009 and 2008, (in $000’s and percentages):

Fiscal year ended July 31,	2010		2009		2008

Product revenues	$43,111	44%	$40,592	45%	$28,087	36%
Royalty and license fee income	9,793	10	9,376	11	7,630	10
Clinical laboratory services	44,178	46	39,604	44	42,078	54

Total	$97,082	100%	$89,572	100%	$77,795	100%

          Recent Events

          In September 2010, the Company announced that it had streamlined its operations, which is expected to result in a reduction in annualized operating expenses beginning in the fiscal 2011 first quarter. These initiatives are also expected to result in increased gross margins. The operating cost reductions affect all of its operating businesses as well as corporate overhead. The overall improvements are primarily a result of streamlining operations at Enzo Life Sciences, where the Company completed a series of acquisitions over the past three years, and Enzo Clinical Labs, where Enzo has invested significantly over the past year in technology and process improvements.

          At Enzo Clinical Labs, the Company expects gross margin improvements and expense reductions, primarily through selective work force rationalization and process improvements, including customer service and billing designed to reduce processing and collection costs of receivables, improved laboratory service operations and lower reagent costs. At Enzo Life Sciences, as a result of the acquisitions that the Company has completed, certain operations have become redundant, which provided opportunities to reduce costs through realignment or centralization of R&D, customer service and manufacturing activities. Enzo Life Sciences has also undertaken a repositioning of its product offerings, refocusing its marketing efforts on higher-margin, higher volume products. As a result, the Company recorded a charge in the fiscal 2010 fourth quarter of $1.3 million as certain low-volume products were rationalized. Enzo expects the benefits of the operational improvements to occur commencing with the Company’s fiscal 2011 first quarter ending October 31, 2010. In connection with the streamlining, the Company also recorded a one-time charge of approximately $500,000 in its fiscal 2010 fourth quarter to reflect severance payments to terminated employees.

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

          The execution of the Purchase Agreement and the closing of the transaction occurred simultaneously on March 12, 2009. The purchase price consisted of $12,228,000 in cash, exclusive of acquisition costs of approximately $540,000, and was subject to an upward or downward post-closing purchase price adjustment based on Assay Designs’ working capital as of the closing date and $328,000 representing estimated costs to consolidate an acquired facility and involuntary termination of certain employees. At the closing, $100,000 was held in escrow to secure the payment of any downward post-closing purchase price adjustment and $750,000 was held in escrow for 12 months to secure the payment of any indemnification obligations of Assay Designs under the Purchase Agreement. The acquisition was funded with the Company’s cash. Effective March 12, 2009, Assay Designs became a wholly-owned subsidiary of Enzo Life Sciences. The Assay Design acquisition strengthens the Company’s position as a global provider of life sciences reagents by broadening our product offerings and manufacturing capabilities. The consolidated financial statements include the results of operations for Assay Designs from the date of acquisition.

          Subsequent to the acquisition date, the Company paid $270,000 in additional purchase price in connection with the working capital adjustment and released the $100,000 and $750,000 escrow amounts.

Results of Operations

Comparative Financial Data for the Fiscal Years Ended July 31,
(in 000’s)

	2010	2009	Increase (Decrease)	% Change

Revenues:
Product revenues	$43,111	$40,592	$2,519	6
Royalty and license fee income	9,793	9,376	417	4
Clinical laboratory services	44,178	39,604	4,574	12

Total revenues	97,082	89,572	7,510	8

Operating expenses:
Cost of product revenues	22,547	26,766	(4,219)	(16)
Cost of clinical laboratory services	29,570	26,295	3,275	12
Research and development	9,704	9,220	484	5
Selling, general, and administrative	48,395	41,314	7,081	17
Provision for uncollectible accounts receivable	3,480	5,189	(1,709)	(33)
Legal	1,746	4,195	(2,449)	(58)
Litigation settlement and related legal costs	3,698	—	3,698	—

Total operating expenses	119,140	112,979	6,161	5.5

Operating loss	(22,058)	(23,407)	1,349	(6)

Other income (expense):
Interest	19	581	(562)	(97)
Other	44	74	(30)	(41)
Foreign currency	(266)	(725)	459	(63)

Loss before income taxes	$(22,261)	$(23,477)	$1,216	(5)

          Fiscal 2010 compared to Fiscal 2009

          Consolidated Results:

          The “2010 period” and the “2009 period” refer to the fiscal years ended July 31, 2010 and 2009, respectively. The 2010 period includes the twelve months results of ADI which was acquired on March 12, 2009. The 2009 period includes the results of ADI from March 12, 2009 to July 31, 2009.

          Product revenues increased overall by $2.5 million in the 2010 period to $43.1 million as compared to the 2009 period. Acquisition growth from the acquired ADI business was $6.5 million or 16% which was partially offset by a net organic decline of $4.4 million or 11% due to a $5.2 million decline in low margin, third-party distribution business. Our core product revenues demonstrated organic growth of $0.8 million or 2%. Foreign currency fluctuation positively affected revenues by $0.4 million or 1%.

          Royalty and license fee income during the 2010 period was $9.8 million compared to $9.4 million in the 2009 period, an increase of $0.4 million or 4%. Royalties are primarily earned from the reported net sales of Qiagen products subject to a license agreement and from a license agreement with Abbott. During the 2010 and 2009 periods, the Company recognized royalties of approximately $6.8 million and $6.7 million, respectively from Qiagen and royalties and license fees under the Abbott License Agreement of approximately $3.0 million and $2.7 million respectively, an increase of $0.3 million in the 2010 period. There are no direct expenses relating to royalty and license fee income.

          Clinical laboratory revenues during the 2010 period were $44.2 million compared to $39.6 million in the 2009 period. The 2010 period’s increase over the 2009 period was $4.6 million or 12%. During the 2010 period, revenue increased due to organic growth of 5.4% after giving consideration to the 2009 period contractual adjustment of $2.3 million.

          The 2010 increase resulted from increased service volume, including higher priced testing volume, despite a noted general slowdown in physician office visits due to the slowed economy and a 1.9% decrease in Medicare reimbursement rates effective January 1, 2010. During the 2009 period, revenues were negatively affected by contractual adjustments of $2.3 million. These immaterial contractual adjustments in 2009 related to computational errors that affected the calculated expected reimbursement rate in fiscal 2008, and for periods prior to August 1, 2008 for the majority of payers, and credits issued which were not accrued for timely.

          The cost of product revenues during the 2010 period was $22.5 million compared to $26.7 million in the 2009 period, a decrease of $4.2 million or 16%. The decrease is primarily due to the impact of $4.7 million in lower costs from low margin third-party distribution business, reduced fair value accounting adjustments of $1.8 million in accordance with purchase accounting rules and reclassification of $1.6 million in costs relating to the realignment of manufacturing facilities and personnel. Such decreases in 2010 were partially offset by product cost relating to ADI of $2.8 million, by the cost of sales from organic growth, and $1.0 million of higher inventory reserves for excess and obsolete inventory due primarily to a strategic realignment of marketing efforts for core products. We believe that cost of product revenues for future periods will be affected by, among other things, competitive conditions and foreign currency rates.

          The cost of clinical laboratory services during the 2010 period was $29.6 million as compared to $26.3 million in the 2009 period, an increase of $3.3 million or 12%. The Company incurred increased costs due to increased reagent costs and supplies of $1.3 million, laboratory personnel and related costs of $1.6 million and outside reference lab costs of $0.4 million, partially due to increased service volumes. Laboratory personnel and related costs increased primarily due to additional headcounts in phlebotomists to expand patient collection sites and other personnel to manage expanded operations.

          Research and development expenses were approximately $9.7 million during the 2010 period, compared to $9.2 million in the 2009 period, an increase of $0.5 million or 5%. The increase was principally attributed to higher costs of $1.4 million at Enzo Life Sciences primarily related to Assay Designs offset by $0.9 million in lower clinical trial and related activities and payroll costs at the Therapeutics segment.

          Selling, general and administrative expenses were approximately $48.4 million during the 2010 period as compared to $41.3 million in the 2009 period, an increase of $7.1 million or 17%. The increase was primarily due to the net increase at the Enzo Life Sciences segment of $5.4 million in the 2010 period which included approximately $2.3 million of selling, general and administrative expenses related to Assay Designs operations, the impact of realigning manufacturing facilities and certain personnel of $1.6 million, $1.1 million in payroll and benefit costs, and increased depreciation and amortization of $0.7 million, which were offset by a decrease in marketing costs of $0.3 million. The Clinical Lab segment’s selling general and administrative increased $3.1 million primarily due to increased payroll and related benefits of $2.2 million attributed to increases in headcounts in our sales force and management personnel partially related to increased service volume and the marketing and development of esoteric and gene based testing capabilities, information technology costs of $0.2 million, and other overhead expenses of $0.7 million. These increases were offset by a decrease in the Other segment’s selling general and administrative of approximately $1.4 million, primarily due to decreases in professional fees of $0.3 million, outside consulting costs of $0.7 million, payroll and payroll related costs of $0.2 million, and other operating cost of $0.2 million.

          The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $3.5 million for the 2010 period as compared to $5.2 million in the 2009 period, a decrease of $1.7 million or 33%. The decrease is attributed to a charge in 2009 attributed to increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system, the correction of an immaterial error relating to fiscal 2008, and increased provisions required based on changes in payer mix, offset by a reduced requirement under the new billing system.

          Legal expense was $1.7 million during the 2010 period compared to $4.2 million in the 2009 period, a decrease of $2.5 million, due to overall reduction in legal services provided relating to certain patent litigation matters and general matters of $2.1 million, the reimbursement of $0.5 million in legal costs under our insurance policy, reductions in fees due to negotiated fee settlements and other adjustments of $0.5 million offset by approximately $0.6 million in incremental legal costs incurred for proxy related costs for the January 2010 annual meeting.

          In connection with the litigation settlement with Mr. Shahram K. Rabbani to settle all of his claims against the Company, and certain of its executive officers, the Company paid a lump sum payment of $2.7 million. The Company recorded a settlement expense of approximately $3.7 million in the fiscal quarter ending January 31, 2010, consisting of the lump sum payment of $2.7 million and approximately $1.0 million of legal expenses incurred in connection with the claims (See Note 16 in Notes to Consolidated Financial Statements).

          Interest income was $19,000 during the 2010 period as compared to $0.6 million during the 2009 period. The interest income decrease during the 2010 period is attributed to the decline in interest rates. Furthermore, the Company had higher average invested balances during the 2009 period. The Company earns interest by investing in short term U.S. Treasury bills and money market accounts.

          The loss on foreign currency was $0.3 million during the 2010 period, due to a $0.1 million non-cash loss on an intercompany term loan denominated in British pounds sterling and the fluctuations of other foreign currencies relative to the US dollar during the period and the impact that had on settled transactions during the period. During the 2009 period, the loss on foreign currency transactions was $0.7 million primarily due to a non-cash loss on the intercompany term loan denominated in British pounds sterling. The British currency depreciated more significantly against the US dollar during the 2009 period than in the 2010 period.

          The Company’s effective income tax rate benefit (provision) for the 2010 period was 0.1% compared to (0.4%) during the 2009 period. The tax benefit (provision) for the 2010 and 2009 periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for acquired inventory and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency. In the 2010 period, the Company recognized a benefit of $0.1 million primarily as a result of the expiration of the statute of limitations for an uncertain tax position.

Segment Results

          The Life Sciences segment’s income before taxes was $2.9 million for the 2010 period as compared to $1.7 million for the 2009 period. Product revenues increased by $2.5 million in the 2010 period primarily due to the contribution of product revenues from the March 2009 acquisition of Assay Designs and organic growth from our core products which replaced low margin, high volume distribution product revenues principally to one customer. Royalty and license fee income increased $0.4 million from the Qiagen agreement and the Abbott license agreement. The segment’s gross margin of $30.4 million increased by $7.2 million in 2010. Gross profit margins increased to 57% from 47% due to favorable impact from ADI’s higher margin, which replaced lower margin revenue in 2009, lower inventory fair value adjustments and realignment of personnel from manufacturing to trading activity. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, increased by approximately $6.4 million during the 2010 period primarily due to the inclusion of Assay Designs expenses of $3.3 million, the impact of the aforementioned realignment of personnel of payroll and related costs of $1.6 million, increased payroll and other costs of $1.2 million, and depreciation and amortization of $0.7 million, offset by lower legal costs of $0.3 million and lower marketing costs of $0.3 million. The segment experienced a foreign currency loss of $0.3 million during the 2010 period resulting from the impact that fluctuations in foreign currencies had on settled transactions and on an intercompany loan denominated in pounds sterling. In aggregate, the inventory fair value adjustment and amortization of intangibles negatively impacted the segment operating results in the 2010 period by $1.9 million.

          The Clinical Laboratory segment’s loss before taxes was $7.5 million for the 2010 period as compared to a loss of $7.3 million in the 2009 period. The revenue from laboratory services increased in the 2010 period by $4.6 million due to increased service volume, despite a general slowdown in physician office visits since the fiscal third quarter, a decrease in Medicare reimbursement rates effective January 1, 2010 and during the 2009 period revenues were negatively impacted by contractual adjustments of $2.3 million. The 2010 period gross profit of $14.6 million increased $1.3 million over the 2009 period due to service volume increases, offset by increased headcount and other costs to perform increased testing, and the impact the aforementioned $2.3 million contractual adjustment had on the 2009 period gross profit. In the 2010 period, the selling, general and administrative and legal costs increased by approximately $3.2 million primarily due to increases in payroll and payroll related costs of $2.2 million attributed to increases in headcount in our sales force and management personnel partially related to increased service volume and the marketing and development of esoteric and gene-based testing capabilities, information technology costs of $0.2 million, and other operating costs of $0.7 million. The provision for uncollectible accounts receivables decreased by $1.8 million as compared to the 2009 period. During the 2009 period, the Company recorded a charge attributed to increased provisions for the Clinical Labs legacy billing system, which was replaced in August 2008, due to reduced collection efforts relating to the legacy billing system and the correction of an immaterial error relating to fiscal 2008.

          The Therapeutics segment’s loss before income taxes was approximately $2.5 million for the 2010 period as compared to a loss of $3.4 million for the 2009 period. The decrease in the segment loss of $0.9 million was primarily due to decreases in clinical trial activities of $0.6 million and decreases in salaries and related costs of $0.3 million.

          The Other segment’s loss before taxes for the 2010 period was approximately $15.1 million as compared to $14.5 million in the 2009 period, an increase of $0.6 million. The Other segment’s 2010 period loss reflects the litigation settlement of $3.7 million, offset by a decrease in professional fees, consulting costs and public relations expenses of $1.0 million, payroll and payroll related costs of $0.2 million, and $0.3 million in other costs. Legal expenses decreased $2.1 million due to the reimbursement of $0.5 million in legal fees; reduced services provided relating to certain patent litigation activity and general matters of $1.7 million and reductions in fees recorded due to negotiated fee settlements and other adjustments of $0.5 million offset by $0.6 million incremental legal costs incurred for proxy related matters in 2010. Interest income declined $0.5 million due to the decline in interest rates. The Company earns interest by investing in short term U.S. Treasury bills and money market accounts.

Results of Operations

Comparative Financial Data for the Fiscal Years Ended July 31,
(in 000’s)

	2009	2008	Increase (Decrease)	% Change

Revenues:
Product revenues	$40,592	$28,087	$12,505	45
Royalty and license fee income	9,376	7,630	1,746	23
Clinical laboratory services	39,604	42,078	(2,474)	(6)

Total revenues	89,572	77,795	11,777	15

Operating expenses:
Cost of product revenues	26,766	19,159	7,607	40
Cost of clinical laboratory services	26,295	22,209	4,086	18
Research and development	9,220	8,637	583	7
Selling, general, and administrative	41,314	33,272	8,042	24
Provision for uncollectible accounts receivable	5,189	3,716	1,473	40
Legal	4,195	5,588	(1,393)	(25)

Total operating expenses	112,979	92,581	20,398	22

Operating loss	(23,407)	(14,786)	(8,621)	58

Other income (expense):
Interest	581	3,696	(3,115)	(84)
Other	74	171	(97)	(57)
Foreign currency	(725)	27	(752)	—

Loss before income taxes	$(23,477)	$(10,892)	$(12,585)	116

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

          The Clinical Labs segment’s loss before taxes was $7.3 million for the 2009 period as compared to income before taxes of $2.0 million in the 2008 period. The 2009 results were negatively impacted by lower service volume of $2.5 million partially due to a charge of $2.3 million relating to contractual adjustments discussed above. The decrease in the 2009 period’s gross margin of $6.6 million was due to the decreased service revenues, change in fiscal 2009 payer mix and increased cost of laboratory services. Selling, general and administrative increased approximately $1.1 million primarily due to increases in office support salaries and operational costs to maintain the facility. The provision for uncollectible accounts increased by $1.5 million primarily due to an increased provision related to the legacy billing system and the correction of the previously noted immaterial error $0.6 million in the allowance for doubtful accounts related to fiscal 2008. The segment earned interest in the 2009 period of $0.1 million and $0.2 million in the 2008 period.

          The Therapeutics segment’s loss before income taxes was approximately $3.4 million for the 2009 period as compared to a loss of $5.1 million for the 2008 period. The decrease in the loss of $1.7 million was primarily due to a decrease in clinical trial activities of $1.8 million offset by a non-recurring government grant of $0.1 million which was recognized in the 2008 period.

          The Other segment’s loss before taxes for the 2009 period was approximately $14.6 million compared to $11.3 million in the 2008 period, an increase of $3.3 million. Selling, general, and administrative and legal increased by $0.3 million as the result of a $1.6 million decrease in legal expenses due to decreased patent litigation activity, partially offset by increases in professional and consulting fees of $1.2 million, and payroll and related costs of $0.7 million. The decrease in interest income of $2.9 million due to the decline in interest rates and lower levels of cash available for investment.

Liquidity and Capital Resources

          At July 31, 2010, the Company had cash and cash equivalents of $8.8 million and short-term investments of $24.8 million, or $33.6 million in aggregate as compared to $50.2 million at July 31, 2009. Short term investments are in US Treasury bills. The Company had working capital of $42.2 million at July 31, 2010 compared to $60.5 million at July 31, 2009. The decrease in working capital of $18.3 million was primarily the result of the 2010 period net loss, which included the litigation settlement to a former officer and related legal costs of $3.7 million, and funding for capital expenditures of $3.3 million.

          Net cash used in operating activities for the year ended July 31, 2010 was approximately $13.5 million as compared to $11.5 million for the year ended July 31, 2009. The increase in net cash used in operating activities in the 2010 period over the 2009 period of approximately $2.0 million was primarily due to a decrease in changes in operating assets and liabilities of $3.0 million, relating primarily to increases in accounts receivable and inventory, offset by an increase in accounts payable – trade, and the effect of lower non-cash adjustments in the 2010 period over the 2009 period of $0.3 million, partially offset by the decrease in the period net loss of $1.3 million.

          Net cash provided by investing activities was approximately $15.3 million as compared to a use of cash of $60.2 million in the year ago period. The change from 2009 to 2010 of $75.5 million is primarily due to the net increase in short term investments in US Treasury bills of $43.3 million in 2009 as compared to a decrease due to net maturities of short-term investments of $18.5 million in 2010 and cash used in acquisitions of $14.5 million in the 2009 period. In the 2010 and the 2009 periods cash used for capital expenditures was $3.3 million and $2.7 million, respectively.

          There were no financing activities in 2010. Net cash provided by financing activities was approximately $0.3 million in the 2009 period, attributed primarily to stock option exercise proceeds. There were no stock option exercises in the 2010 period.

          We believe that our current cash and cash equivalents are sufficient for our foreseeable liquidity and capital resource needs, including any requirement to satisfy the earnout relating to the Biomol International acquisition which is currently in dispute (See Notes 2 and 16 to the Consolidated Financial Statements) over the next twelve months, although there can be no assurance that future events will not alter such view.

Effect of New Accounting Pronouncements

          In October 2009, the FASB issued a Consensus of the FASB Emerging Issues Task Force relating to Multiple Deliverable Revenue Arrangements. This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company will adopt this guidance effective August 1, 2010. The Company has assessed the impact of adoption and it is not expected to have a material effect on our consolidated results of operations and financial condition.

          In August 2009, the Company adopted the provisions of the accounting standard on fair value measurements that apply to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The adoption of these provisions did not have an impact on the consolidated financial statements or disclosures.

          In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance only impacted references for accounting guidance.

          On August 1, 2009, the Company adopted the revised authoritative guidance on business combinations which changed existing practice, in part, as follows: (1) contingent consideration arrangements are now fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs are now expensed as incurred, rather than capitalized as part of the purchase price; (3) reversal of valuation allowances created in purchase accounting are now recorded through the income tax provision; and (4) in order to accrue for a restructuring plan in purchase accounting, all authoritative guidance would have to be met at the acquisition date. While the adoption of this standard did not have a material impact on the Company’s financial statements, it could materially change the accounting for business combinations consummated in the future and for tax matters relating to prior acquisitions settled subsequent to July 31, 2009.

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

          The following is a summary of future payments under the Company’s contractual obligations as of July 31, 2010:

Payments Due by Period

In 000’s	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Real estate and equipment leases	$23,838	$4,718	$7,107	$5,373	$6,640
Employment agreements	2,741	1,530	1,211	—	—

Total contractual cash obligations	$26,579	$6,248	$8,318	$5,373	$6,640

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

          License fees and multiple element arrangements

          When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting. The evaluation requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship. License fees received in advance of being earned are recorded as deferred revenues.

          Revenues - Clinical laboratory services

          Revenues from the Clinical Labs segment are recognized upon completion of the testing process for a specific patient and reported to the ordering physician. These revenues and the associated accounts receivable are based on gross amounts billed or billable for services rendered, net of a contractual adjustment, which is the difference between amounts billed to payers and the expected approved reimbursable settlements from such payers.

          The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Year ended July 31 2010		Year ended July 31 2009		Year ended July 31 2008

Revenue category	(In 000’s)	(in %)	(In 000’s)	(in %)	(In 000’s)	(in %)

Medicare	$11,158	25	$9,138	23	$9,078	22
Third-party payers	19,534	44	20,073	51	24,768	59
Patient self-pay	8,758	20	6,056	15	3,582	8
HMO’s	4,728	11	4,337	11	4,650	11

Total	$44,178	100%	$39,604	100%	$42,078	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 25%, 25%, and 26% of the Clinical Labs segment’s services net revenues for the fiscal years ended July 31, 2010, 2009 and 2008 respectively.

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

          Our clinical laboratory business is primarily dependent upon reimbursement from third-party payers, such as Medicare (which principally serves patients 65 and older) and insurers. We are subject to variances in reimbursement rates among different third-party payers, as well as constant changes of reimbursement rates. Changes that decrease reimbursement rates or coverage would negatively impact our revenues. The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and other government healthcare programs continue to shift to managed care. These trends will continue to reduce our revenues.

          During the years ended July 31, 2010, 2009 and 2008, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 83.0%, 80.8% and 81.8%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

          The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $2,589,000 and $2,040,000, for the years ended July 31, 2010 and 2009, respectively, and a change in the net accounts receivable of approximately $339,000 and $287,000 as of July 31, 2010 and 2009, respectively.

          Our clinical laboratory financial billing system records gross billings using a standard fee schedule for all payers and does not record contractual adjustment by payer at the time of billing. Therefore, we are unable to quantify the effect of contractual adjustment recorded during the current period that relate to revenue recorded in a previous period. However, we can reasonably estimate our monthly contractual adjustment to revenue on a timely basis based on our quarterly review process, which includes:

•	an analysis of industry reimbursement trends;

•	an evaluation of third-party reimbursement rates changes and changes in reimbursement arrangements with third-party payers;

•	a rolling monthly analysis of current and historical claim settlement and reimbursement experience statistics with payers;

•	an analysis of current gross billings and receivables by payer.

          Accounts Receivable and Allowance for Doubtful Accounts

          Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

          The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2010 and 2009, approximately 45% and 40%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey and Eastern Pennsylvania medical communities. The Life Sciences segment’s accounts receivable, of which $1.9 million or 27% and $2.1 million or 28% represents foreign receivables as of July 31, 2010 and 2009 respectively, includes royalty receivables of $2.5 million, as of July 31, 2010 and 2009, of which approximately $1.8 million and $1.9 million, respectively is from Qiagen Corporation.

Net accounts receivable

	As of July 31, 2010		As of July 31, 2009

Billing category	(In 000’s)	(in %)	(In 000’s)	(in %)

Clinical Labs
Medicare	$849	14	$1,113	22
Third party payers	2,664	46	2,003	40
Patient self-pay	2,024	35	1,635	32
HMO’s	296	5	303	6

Total Clinical Labs	5,833	100%	5,054	100%

Total Life Sciences	7,173		7,426

Total accounts receivable	$13,006		$12,480

Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	July 31, 2010	July 31, 2009

Beginning balance	$4,786	$886
Provision for doubtful accounts	3,480	5,189
Write-offs, net	(5,427)	(1,289)

Ending balance	$2,839	$4,786

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

          The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the years ended July 31, 2010 and 2009, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

          The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the allowance estimates, which involves judgment. The Company believes that the collectibility of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount.

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

As of July 31, 2010	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$21,678	66%	$2,886	57%	$10,846	64%	$4,242	59%	$3,704	99%
31-60 days	4,256	13%	439	9%	2,458	15%	1,344	18%	15	1%
61-90 days	2,565	8%	281	6%	1,337	8%	935	13%	12	—%
91-120 days	1,771	5%	248	5%	850	5%	671	9%	2	—%
121-150 days	936	3%	236	4%	696	4%	2	—%	2	—%
Greater than 150 days*	1,733	5%	967	19%	711	4%	52	1%	3	—%

Totals	$32,939	100%	$5,057	100%	$16,898	100%	$7,246	100%	$3,738	100%

As of July 31, 2009	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$19,251	70%	$3,193	61%	$9,695	73%	$2,882	51%	$3,481	99%
31-60 days	4,508	17%	894	16%	1,957	15%	1,635	29%	22	1%
61-90 days	1,783	6%	256	5%	680	5%	836	15%	11	—%
91-120 days	1,019	4%	249	5%	483	4%	280	5%	7	—%
121-150 days	340	1%	134	3%	202	2%	—	—%	4	—%
Greater than 150 days**	636	2%	536	10%	100	1%	—	—%	—	—%

Totals	$27,537	100%	$5,262	100%	$13,117	100%	$5,633	100%	$3,525	100%

* Total includes $805 fully reserved over 210 days as of July 31, 2010.

** Total includes $340 fully reserved over 210 days as of July 31, 2009.

At July 31, 2009 the Company fully reserved and excluded from the above table all receivables on its legacy billing system which was replaced in August 2008. During fiscal 2010 all such reserved balances were written off.

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

          Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted the accounting standard related to unrecognized tax benefits on August 1, 2007. The cumulative effect of adopting the standard did not have a material impact on the Company’s financial position or results of operations.

          Inventory

          The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. On a quarterly basis, we review inventory quantities on hand and analyze the provision for excess and obsolete inventory based on our estimate of sales forecasts based on sales history and anticipated future demand. Our estimate of future product demand may not be accurate and we may understate or overstate the provision for excess and obsolete inventory. Accordingly, unanticipated changes in demand could have a significant impact on the value of our inventory and results of operations. At July 31, 2010 and 2009, our reserve for excess and obsolete inventory was $3,821,000 and $2,477,000 respectively.

          Goodwill and Indefinite-Lived Intangibles

          Goodwill, representing the cost of acquired businesses in excess of the fair value of net assets acquired, and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment. The Company performs its annual impairment test as of the first day of its fiscal fourth quarter or if indicators of potential impairment exist. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. The fair value of a reporting unit, which is based on geographic region, is estimated using both a discounted cash flow model and weighted average multiple of revenues and earnings before interest, taxes, depreciation and amortization. In determining fair value, the Company makes certain judgments, including the identification of reporting units and the selection of comparable companies. Trademarks are considered impaired if the carrying amount exceeds their estimated fair value. The fair value of the trademarks is estimated based on a discounted cash flow model. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record an impairment charge. To date, there has been no impairment charges recorded.

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

          Accrual for Self-funded Medical

          Accruals for self-funded medical insurance are determined based on a number of assumptions and factors, including historical payment trends, claims history and current estimates. These estimated liabilities are not discounted. If actual trends differ from these estimates, the financial results could be impacted. As of July 31, 2010, the Company has established a reserve of $0.6 million, which is included in accrued liabilities, for claims that have been reported but not paid and incurred but not reported.

          Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to market risk from changes in foreign currency exchange rates resulting from acquisitions with foreign locations (See Item 1A. Risk Factors and Note 2 in the Notes to Consolidated Financial Statements) and, to a much lesser extent, interest rates on investments in short-term instruments, that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools.

          Foreign Currency Exchange Rate Risk

          The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2010, our assets and liabilities would increase or decrease by $1.8 million and $0.9 million, respectively, and our net sales and net earnings (loss) would increase or decrease by $1.4 million and $0.2 million, respectively, on an annual basis.

          We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2010, our pre-tax earnings (loss) would be favorably or unfavorably impacted by approximately $0.3 million on an annual basis.

          Interest Rate Risk

          Our excess cash is invested in highly liquid short term U.S. Treasury Bills and money market funds with high credit ratings. Changes in interest rates may affect the investment income we earn on cash and cash equivalents and therefore affect our cash flows and results of operations. As of July 31, 2010, we were exposed to interest rate change market risk with respect to our short-term investments in US Government instruments of $24.8 million. The short-term investments bear interest rates ranging from 0% to 0.5%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the short-term investments by approximately $0.2 million on an annual basis.

          As of July 31, 2010, we did not maintain any fixed or variable interest rate financing.

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

          Item 9A. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

          Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of July 31, 2010, and that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          Changes in Internal Control over Financial Reporting

          There was no change in our internal control over financial reporting during the fourth quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of July 31, 2010. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of July 31, 2010. This report, in which Ernst & Young LLP has expressed an unqualified opinion, appears in this Item 9A.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited Enzo Biochem, Inc.’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Enzo Biochem, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Enzo Biochem, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enzo Biochem, Inc. as of July 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended July 31, 2010 of Enzo Biochem, Inc. and our report dated October 14, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 14, 2010

                    Item 9B. Other Information

          None

          PART III

                    Item 10. Directors, Executive Officers and Corporate Governance

          The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 30, 2010 and is incorporated herein by reference.

                    Item 11. Executive Compensation

          The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 30, 2010 and is incorporated herein by reference.

                    Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 30, 2010 and is incorporated herein by reference.

                    Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 30, 2010 and is incorporated herein by reference.

                    Item 14. Principal Accountant Fees and Services

          The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 30, 2010 and is incorporated herein by reference.

          PART IV

                    Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements
		Consolidated Balance Sheets - July 31, 2010 and 2009
		Consolidated Statements of Operations- Years ended July 31, 2010, 2009 and 2008
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) - Years ended July 31, 2010, 2009 and 2008
		Consolidated Statements of Cash Flows - Years ended July 31, 2010, 2009 and 2008
		Notes to Consolidated Financial Statements.

	(2)	Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

          All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

(3)	Exhibits

The following documents are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit No.	Description

3(a)	Certificate of Incorporation (1)

3(b)	Certificate of Incorporation, as amended on March 17, 1980. (1)

3(c)	Certificate of Amendment of the Certificate of Incorporation as amended on June 16, 1981. (2)

3(d)	Certificate of Amendment to the Certificate of Incorporation as of July 22, 1988. (3)

3(e)	Amended and restated Bylaws. (4)

10(a)	1994 Stock Option Plan. (5)

10 (b)	1999 Stock Option Plan. (6)

10 (c)	2005 Equity Compensation Incentive Plan (7)

10 (d)	Lease agreement with Pari Management (8)

10 (e)	Settlement and Release Agreement between the Company and Sigma Aldrich (9)

10 (f)	Stock Purchase Agreement By and Among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the Stock holders, Option holders and Warrant holders (10)

10 (g)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties with respect to the Biomol International and affiliate acquisition (11)

10 (h)	Asset Purchase Agreement By and Among Enzo Life Sciences, Acquisition, Inc. and Assay Designs, Inc.(12)

10 (i)*	Amended and Restated Employment Agreement with Elazar Rabbani

10(j)*	Amended and Restated Employment Agreement with Barry Weiner

14 (a)	Code of Ethics (10)

21*	List of subsidiaries of the Company

23*	Consent of Independent Registered Public Accounting Firm

31 (a)*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 (b)*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes to exhibits

*	Filed herewith

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(7)	This exhibit was filed as an exhibit to the Company’s Proxy Statement of Schedule 14A filed on January 19, 2005 and is incorporated herein by reference.

(8)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(10)	This exhibit was filed with the Company’s Current Report on Form 8-K May 30, 2007 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K March 13, 2009 and is incorporated herein by reference.

     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: October 14, 2010	By:	/s/ Elazar Rabbani Ph.D.

Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani Ph.D.	October 14, 2010

Elazar Rabbani,
Chairman of Board of Directors and Secretary
(Principal Executive Officer)

By: /s/ Barry W. Weiner	October 14, 2010

Barry W. Weiner,
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

By: /s/ Irwin Gerson	October 14, 2010

Irwin Gerson, Director

By: /s/ Stephen B. H. Kent Ph.D.	October 14, 2010

Stephen B. H. Kent, Director

By: /s/ Bernard L. Kasten MD	October 14, 2010

Bernard Kasten, Director

By: /s/ Melvin F. Lazar	October 14, 2010

Melvin F. Lazar, Director

By: /s/ Gregory M. Bortz	October 14, 2010

Gregory M. Bortz, Director

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. as of July 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended July 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective August 1, 2009, the Company adopted revised authoritative guidance related to accounting for business combinations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enzo Biochem Inc.’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 14, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 14, 2010

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 31, 2010	July 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$8,759	$6,929
Short term investments	24,807	43,306
Accounts receivable, net of allowance for doubtful accounts of $2,839 in 2010 and $4,786 in 2009	13,006	12,480
Inventories	8,882	9,264
Prepaid expenses	2,284	2,482

Total current assets	57,738	74,461

Property, plant, and equipment, net	11,858	11,323
Goodwill	24,943	24,896
Intangible assets, net	20,368	22,009
Other	338	439

Total assets	$115,245	$133,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$6,455	$4,242
Accrued liabilities	8,509	8,426
Other current liabilities	572	1,062
Deferred taxes	21	213

Total current liabilities	15,557	13,943

Deferred taxes	2,582	2,366
Other	90	38

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 38,782,725 at July 31, 2010 and 38,589,880 at July 31, 2009	388	386
Additional paid-in capital	306,561	306,280
Less treasury stock at cost: 623,848 shares at July 31, 2010 and 735,554 shares at July 31, 2009	(8,854)	(10,440)
Accumulated deficit	(201,954)	(179,721)
Accumulated other comprehensive income	875	276

Total stockholders’ equity	97,016	116,781

Total liabilities and stockholders’ equity	$115,245	$133,128

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended July 31,

	2010	2009	2008

Revenues:
Product revenues	$43,111	$40,592	$28,087
Royalty and license fee income	9,793	9,376	7,630
Clinical laboratory services	44,178	39,604	42,078

	97,082	89,572	77,795

Operating expenses:
Cost of product revenues	22,547	26,766	19,159
Cost of clinical laboratory services	29,570	26,295	22,209
Research and development	9,704	9,220	8,637
Selling, general, and administrative	48,395	41,314	33,272
Provision for uncollectible accounts receivable	3,480	5,189	3,716
Legal	1,746	4,195	5,588
Litigation settlement and related costs	3,698	—	—

Total operating expenses	119,140	112,979	92,581

Operating loss	(22,058)	(23,407)	(14,786)

Other income (expense):
Interest	19	581	3,696
Other	44	74	171
Foreign exchange (loss) gain	(266)	(725)	27

Loss before income taxes	(22,261)	(23,477)	(10,892)
Benefit (provision) for income taxes	28	(87)	239

Net loss	($22,233)	($23,564)	($10,653)

Net loss per common share:
Basic	($0.59)	($0.63)	($0.29)

Diluted	($0.59)	($0.63)	($0.29)

Weighted average common shares outstanding:
Basic	38,001	37,511	36,883

Diluted	38,001	37,511	36,883

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended July 31, 2010, 2009, and 2008
(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Comprehensive income (loss)

Balance at July 31, 2007	37,280,723	596,456	$372	$295,899	$(8,915)	$(145,504)	$42	$141,894

Net (loss) for the year ended July 31, 2008	—	—	—	—	—	(10,653)	—	(10,653)	$(10,653)
Purchase of treasury stock	—	181,263			(2,416)	—	—	(2,416)	—
Exercise of stock options	267,345		3	2,881	—	—	—	2,884	—
Vesting of restricted stock	70,963	—	1	—	—	—	—	1	—
Stock based compensation charges	—	—	—	1,566	—	—	—	1,566	—
Issuance of stock for employee 401(k) plan match	36,550	—	—	481	—	—	—	481	—
Issuance of stock for acquisition	352,000	—	4	2,996	—	—	—	3,000	—
Common stock issuance costs adjustment		—	—	(12)	—	—	—	(12)
Foreign currency translation adjustments	—	—	—	—	—	—	1,544	1,544	1,544

Comprehensive (loss)									(9,109)

Balance at July 31, 2008	38,007,581	777,719	380	303,811	(11,331)	(156,157)	1,586	138,289

Net (loss) for the year ended July 31, 2009	—	—	—	—	—	(23,564)	—	(23,564)	(23,564)
Purchase of treasury stock	—	99,985			(1,126)	—	—	(1,126)	—
Exercise of stock options	251,162		3	1,471	—	—	—	1,474	—
Vesting of restricted stock	128,941	—	1	—	—	—	—	1	—
Stock based compensation charges	—	—	—	1,435	—	—	—	1,435	—
Issuance of treasury stock for employee 401(k) plan match	—	(142,150)	—	(1,435)	2,017	—	—	582	—
Issuance of stock for acquisition earn out	202,196	—	2	998	—	—	—	1,000	—
Foreign currency translation adjustments	—	—	—	—	—	—	(1,310)	(1,310)	(1,310)

Comprehensive (loss)									(24,874)

Balance at July 31, 2009	38,589,880	735,554	386	306,280	(10,440)	(179,721)	276	116,781

Net (loss) for the year ended July 31, 2010	—	—	—	—	—	(22,233)	—	(22,233)	(22,233)
Vesting of restricted stock	192,845	—	2	—	—	—	—	2	—
Stock based compensation charges	—	—	—	1,170	—	—	—	1,170	—
Issuance of treasury stock for employee 401(k) plan match	—	(111,706)	—	(889)	1,586	—	—	697	—
Foreign currency translation adjustments	—	—	—	—	—	—	599	599	599

Comprehensive (loss)									$(21,634)

Balance at July 31, 2010	38,782,725	623,848	$388	$306,561	$($8,854)	$(201,954)	$875	$97,016

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended July 31,

	2010	2009	2008

Cash flows from operating activities:
Net loss	($22,233)	($23,564)	($10,653)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	2,727	2,185	1,488
Amortization of intangible assets	1,542	1,277	658
Provision for uncollectible accounts receivable	3,480	5,189	3,716
Write-off and/or reserve for obsolete inventory	1,344	378	283
Deferred income tax benefit	(45)	—	(644)
Share based compensation charges	1,170	1,435	1,566
Issuance of common stock for 401(k) employer match	697	582	481
Accrual for 401(k) employer match	418	—	—
Deferred revenue recognized	(450)	(475)	(426)
Gain on termination of officers life insurance policies	—	—	(313)
Foreign exchange loss on intercompany loan	45	697	—

Changes in operating assets and liabilities:
Accounts receivable	(3,844)	(1,409)	(2,837)
Inventories	(663)	2,269	1,012
Prepaid expenses	220	208	(574)
Accounts payable – trade	2,348	(571)	(1,060)
Accrued liabilities	(232)	528	(1,066)
Other current liabilities	(78)	(206)	(195)
Other liabilities	90	—	—

Total adjustments	8,769	12,087	2,089

Net cash used in operating activities	(13,464)	(11,477)	(8,564)

Cash flows from investing activities:
Capital expenditures	(3,251)	(2,709)	(3,231)
Maturities of short term investments	232,140	318,650	—
Purchases of short term investments	(213,643)	(361,956)	—
Decrease (increase) in security deposits and other	81	384	(491)
Acquisitions, net of cash acquired	—	(14,541)	(16,144)
Proceeds from termination of officers life insurance	—	—	1,085

Net cash provided by (used in) investing activities	15,327	(60,172)	(18,781)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	348	470
Issuance costs from issuance of common stock	—	—	(12)

Net cash provided by financing activities	—	348	458

Effect of exchange rate changes on cash and cash equivalents	(33)	(92)	60

Increase (decrease) in cash and cash equivalents	1,830	(71,393)	(26,827)
Cash and cash equivalents - beginning of year	6,929	78,322	105,149

Cash and cash equivalents - end of year	$8,759	$6,929	$78,322

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

Note 1 - Summary of significant accounting policies

Nature of business

Enzo Biochem, Inc. (the “Company”) is an integrated life science and biotechnology company engaged in research, development, manufacturing and marketing of diagnostic and research products based on genetic engineering, biotechnology and molecular biology. These products are designed for the diagnosis of and/or screening for infectious diseases, cancers, genetic defects and other medically pertinent diagnostic information and are distributed in the United States and internationally. The Company is conducting research and development activities in the development of therapeutic products based on the Company’s technology platform of genetic modulation and immune modulation. The Company also operates a clinical laboratory that offers and provides diagnostic medical testing services in the New York, New Jersey and Eastern Pennsylvania medical communities. The Company operates in three segments (see Note 17).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

Foreign Currency Translation

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds.

Short term investments

Short term investments are highly liquid U.S. Government instruments with maturities of less than ninety days.

Fair Values of Financial Instruments

The recorded amounts of the Company’s cash and equivalents, short-term investments, receivables, accounts payable and accrued liabilities approximate their fair values principally because of the short-term nature of these items. The fair value of short term investments is based on quoted market prices where available.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, short term investments, and accounts receivable. The Company’s short term investments are invested in highly liquid US Government instruments.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

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

Accrual for Self-Funded Medical

Accruals for self-funded medical insurance are determined based on a number of assumptions and factors, including historical payment trends, claims history and current estimates. These estimated liabilities are not discounted. If actual trends differ from these estimates, the financial results could be impacted.

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

License Fees and Multiple Element Arrangements

When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting. The evaluation requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship. License fees received in advance of being earned are recorded as deferred revenues in the accompanying balance sheet.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

Clinical laboratory services

Revenues from the Clinical Labs segment are recognized upon completion of the testing process for a specific patient and reported to the ordering physician. These revenues and the associated accounts receivable are based on gross amounts billed or billable for services rendered, net of a contractual adjustment, which is the difference between amounts billed to payers and the expected approved reimbursable settlements from such payers.

The following tables of the Clinical Lab segment’s net revenues and revenue percentages by revenue category:

	2010		Years ended July 31 2009		2008

Revenue category	(In 000’s)	(in %)	(In 000’s)	(in %)	(In 000’s)	(in %)

Medicare	$11,158	25	$9,138	23	$9,078	22
Third-party payers	19,534	44	20,073	51	24,768	59
Patient self-pay	8,758	20	6,056	15	3,582	8
HMO’s	4,728	11	4,337	11	4,650	11

Total	$44,178	100%	$39,604	100%	$42,078	100%

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

Other than the Medicare program, United Healthcare of New York whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents 25%, 25% and 26% of the Clinical Labs segment net revenue for the fiscal year ended July 31, 2010, 2009 and 2008 respectively.

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

During the years ended July 31, 2010, 2009 and 2008, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 83.0%, 80.8% and 81.8%, respectively, of gross billings.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

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

During the years ended July 31, 2010 and 2009, the Company determined an allowance for doubtful accounts for customers whose accounts receivable have been outstanding less than 210 days and wrote off 100% of accounts receivable over 210 days, as it determined based on historical trends that those accounts were uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At July 31, 2010 and 2009, approximately 45% and 40%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable includes royalties receivable of $2.5 million, as of July 31, 2010 and 2009, of which approximately $1.8 million and $1.9 million, respectively is from Qiagen Corporation (see Note 13).

The following is a table of the Company’s net accounts receivable by segment.

	As of July 31, 2010		As of July 31, 2009

Net accounts receivable by segment	(In 000’s)	(in %)	(In 000’s)	(in %)

Clinical Labs (by billing category)
Medicare	$849	14	$1,113	22
Third party payers	2,664	46	2,003	40
Patient self-pay	2,024	35	1,635	32
HMO’s	296	5	303	6

Total Clinical Labs	5,833	100%	5,054	100%

Total Life Sciences	7,173		7,426

Total accounts receivable	$13,006		$12,480

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	July 31, 2010	July 31, 2009

Beginning balance	$4,786	$886
Provision for doubtful accounts	3,480	5,189
Write-offs	(5,427)	(1,289)

Ending balance	$2,839	$4,786

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company evaluates its inventories to determine excess or slow moving products based on quantities on hand and expected future demand. For those items which the Company believes it has an excess supply or for items that are obsolete, the Company estimates the net amount that it expects to realize from the sale of such products.

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. No indicators of impairment were identified during the years ended July 31, 2010, 2009 or 2008.

Goodwill and Indefinite-Lived Intangibles

Goodwill, representing the cost of acquired businesses in excess of the fair value of net assets acquired, and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment. The Company performs its annual impairment test as of the first day of its fiscal fourth quarter or if indicators of potential impairment exist. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. The fair value of a reporting unit, which is based on geographic region, is estimated using both a discounted cash flow model and weighted average multiple of revenues and earnings before interest, taxes, depreciation and amortization. In determining fair value, the Company makes certain judgments, including the identification of reporting units and the selection of comparable companies. Trademarks are considered impaired if the carrying amount exceeds their estimated fair value. The fair value of the trademarks is estimated based on a discounted cash flow model. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record an impairment charge. To date, there has been no impairment charges recorded.

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
July 31, 2010 and 2009

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

Comprehensive income (loss)

Comprehensive loss consists of net loss and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive loss were not tax effected as investments in international affiliates are deemed to be permanent. Accumulated other comprehensive income is a separate component of stockholders’ equity and consists of net loss and foreign currency translation adjustments.

Shipping and Handling Costs

Shipping and handling costs associated with the distribution of finished goods to customers are recorded in cost of goods sold.

Research and Development

Research and development costs are charged to expense as incurred.

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in Selling, general and administrative expense, approximated $375,000, $634,000 and $113,000 for the years ended July 31, 2010, 2009 and 2008, respectively.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2010, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

Segment Reporting

The Company follows accounting pronouncements which establish standards for reporting information on operating segments in interim and annual financial statements. An enterprise is required to separately report information about each operating segment that engages in business activities from which the segment may earn revenues and incur expenses, whose separate operating results are regularly reviewed by the chief operating decision maker regarding allocation of resources and performance assessment and which exceed specific quantitative thresholds related to revenue and profit or loss. The Company’s operating activities are reported in three segments (see Note 17).

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for fiscal 2010, 2009 and 2008 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same in fiscal 2010, 2009 and 2008. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share during the years ended July 31, 2010, 2009, and 2008 was 51,000, 105,000, and 240,000, respectively.

For the years ended July 31, 2010, 2009 and 2008, the effect of approximately 1,132,000, 1,191,000 and 1,734,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the years ended July 31:

In 000’s	2010	2009	2008

Numerator:
Net loss	$(22,233)	$(23,564)	$(10,653)

Denominator:
Weighted-average common shares outstanding- Basic	38,001	37,511	36,883

Add: effect of dilutive stock options and restricted stock	—	—	—

Weighted-average common shares outstanding - Diluted	38,001	37,511	36,883

Net loss per share
Basic	$(0.59)	$(0.63)	$(0.29)

Diluted	$(0.59)	$(0.63)	$(0.29)

Share-Based Compensation

The Company records compensation expense associated with stock options and restricted stock based upon the fair value of stock based awards as measured at the grant date. The expense is recorded by amortizing the fair values on a straight line basis over the vesting period, adjusted for estimated forfeitures.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

For the years ended July 31, 2010, 2009 and 2008, share-based compensation expense relating to the fair value of restricted shares and restricted stock units was approximately $1,170,000, $1,415,000, and $1,316,000, respectively (see Note 11). No excess tax benefits were recognized for the year ended July 31, 2010, 2009 and 2008.

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statement of operations for the years ended July 31:

In 000’s	2010	2009	2008

Cost of clinical laboratory services or product revenues	$12	$8	$14
Research and development	14	13	97
Selling, general and administrative	1,144	1,414	1,455

	$1,170	$1,435	$1,566

As of July 31, 2010, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based payment arrangements granted under the Company’s stock option and restricted stock plans, which will be recognized over a weighted average remaining life of approximately 1.25 years.

Subsequent events

In accordance with authoritative guidance, the Company evaluates subsequent events through the date of filing.

Effect of new accounting pronouncements

In October 2009, the FASB issued a Consensus of the FASB Emerging Issues Task Force relating to Multiple Deliverable Revenue Arrangements. This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company will adopt this guidance effective August 1, 2010. The Company has assessed the impact of adoption and it is not expected to have a material effect on our consolidated results of operations and financial condition.

In August 2009, the Company adopted the provisions of the accounting standard on fair value measurements that apply to nonfinancial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The adoption of these provisions did not have an impact on the consolidated financial statements or disclosures.

In June 2009, the FASB issued authoritative guidance to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This guidance only impacted references for accounting guidance.

On August 1, 2009, the Company adopted the revised authoritative guidance on business combinations which changed existing practice, in part, as follows: (1) contingent consideration arrangements are now fair valued at the acquisition date and included on that basis in the purchase price consideration; (2) transaction costs are now expensed as incurred, rather than capitalized as part of the purchase price; (3) reversal of valuation allowances created in purchase accounting are now recorded through the income tax provision; and (4) in order to accrue for a restructuring plan in purchase accounting, all authoritative guidance would have to be met at the acquisition date. While the adoption of this standard did not have a material impact on the Company’s financial statements, it could materially change the accounting for business combinations consummated in the future and for tax matters relating to prior acquisitions settled subsequent to July 31, 2009.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

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

The execution of the Purchase Agreement and the closing of the transaction occurred simultaneously on March 12, 2009. The purchase price consisted of $12,228,000 in cash, exclusive of acquisition costs of approximately $540,000, and was subject to an upward or downward post-closing purchase price adjustment based on Assay Designs’ working capital as of the closing date and $328,000 representing estimated costs to consolidate an acquired facility and involuntary termination of certain employees. At the closing, $100,000 was held in escrow to secure the payment of any downward post-closing purchase price adjustment and $750,000 was held in escrow for 12 months to secure the payment of any indemnification obligations of Assay Designs under the Purchase Agreement. Subsequent to the acquisition date, the Company paid $270,000 in additional purchase price in connection with the working capital adjustment and released the $100,000 and $750,000 escrow amounts. The acquisition was funded with the Company’s cash. Effective March 12, 2009, Assay Designs became a wholly-owned subsidiary of Enzo Life Sciences. The consolidated financial statements include the results of operations for Assay Designs from the date of acquisition.

The following table presents the fair values of the assets acquired and liabilities assumed (in thousands) as of the date of acquisition:

Current assets	$4,235
Property and equipment	1,747
Other assets	11
Intangible assets	6,360
Goodwill	1,823

Total assets acquired	14,176

Less:
Current liabilities	1,115

Total liabilities assumed	1,115

Net assets acquired	$13,061

The purchase price allocation is based on a valuation of acquired tangible and intangible assets based on the final valuation completed in fiscal 2010. The Company determined the fair value of the identifiable intangible assets based on various factors including the cost and discounted cash flow models in determining the purchase price allocation. The excess of the total purchase price over the fair value of the net assets acquired, including the estimated fair value of the identifiable intangible assets, has been allocated to goodwill.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

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

In June 2009, the conditions for the first annual earn-out of $2.5 million were met and the Company recorded $2.5 million of additional goodwill. The Company issued 202,196 shares of Enzo common stock at fair value and paid $1.5 million in cash to satisfy the $2.5 million earn-out liability. In July 2010, the Company notified the sellers of Biomol that the conditions for the second earn-out were not achieved. The sellers are currently disputing the calculation (see Note 16).

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

In March 2008, a wholly owned subsidiary of Enzo Life Sciences, Inc. acquired 100% of the outstanding stock of a distributor of life science products in Belgium for a total consideration of approximately $229,000 in cash, net of cash acquired, including transaction costs. Liabilities assumed aggregated $369,000. Prior to the acquisition, the acquired company was a distributor of Enzo Life Science’s products as well as other unrelated manufacturers. The Company recorded goodwill of $232,000 and intangibles for customer relationships of $174,000 related to this acquisition. The consolidated financial statements presented herein include the results of operations for the acquired company from the date of acquisition.

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

Note 3- Supplemental disclosure for statement of cash flows

In the years ended July 31, 2010, 2009, and 2008, net income taxes paid by the Company approximated $186,000, $220,000, and $233,000 respectively.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

Note 4 – Short term investments

At July 31, 2010 and 2009 the Company’s short-term investments, whose fair value approximates cost, are in U.S. Treasury bills, which are purchased at discounts with remaining maturities of under ninety days.

The authoritative guidance for fair value measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under the guidance are described below:

Level 1:	Valuations based on quoted market prices in active markets for identical assets or liabilities.

Level 2:

Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities

Level 3:	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

At July 31, 2010 and 2009, the Company’s short-term investments are classified as Level 1 assets.

Note 5 – Accumulated Other Comprehensive Income (Loss)

The following is a summary of accumulated other comprehensive income (loss), relating to the effect of foreign currency translation:

In 000’s	Accumulated income (loss) before tax	Tax (expense) or benefit	Accumulated income (loss) net of tax

Balance - July 31, 2007	$42	—	$42
Fiscal 2008 – gain on foreign currency translation	1,544	—	1,544

Balance – July 31, 2008	1,586	—	1,586
Fiscal 2009 – loss on foreign currency translation	(1,310)	—	(1,310)

Balance – July 31, 2009	276	—	276
Fiscal 2010 – gain on foreign currency translation	599	—	599

Balance – July 31, 2010	$875	—	$875

Note 6 - Inventories

At July 31, 2010 and 2009 inventories, net of reserves of $3,821,000 and $2,477,000, respectively, consist of:

In 000’s	2010	2009

Raw materials	$921	$1,228
Work in process	2,136	1,072
Finished products	5,825	6,964

	$8,882	$9,264

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

Note 7 – Property, plant, and equipment

At July 31, 2010 and 2009 property, plant, and equipment consist of:

In 000’s	2010	2009

Building and building improvements	$4,309	$4,219
Machinery and equipment	6,814	6,553
Office furniture and computer equipment	13,057	11,330
Leasehold improvements	4,572	4,430

	28,752	26,532
Accumulated depreciation and amortization	(17,606)	(15,921)

	11,146	10,611
Land and land improvements	712	712

	$11,858	$11,323

Note 8 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows (in thousands):

	Enzo Life Sciences	Enzo Clinical Labs	Total

August 1, 2008	$13,869	$7,452	$21,321
Acquisition – see Note 2	4,303	—	4,303
Other Adjustments	(148)	—	(148)
Foreign currency translation	(580)	—	(580)

July 31, 2009	17,444	7,452	24,896
Foreign currency translation	47	—	47

July 31, 2010	$17,491	$7,452	$24,943

Intangible assets, all of which are included in the Life Sciences segment, consist of the following (in thousands):

	July 31, 2010			July 31, 2009

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(10,154)	$873	$11,027	$(10,030)	$997
Customer relationships	12,099	(2,248)	9,851	12,125	(1,190)	10,935
Non-compete and employment agreements	478	(396)	82	469	(280)	189
Website and acquired content	1,009	(489)	520	1,005	(303)	702
Licensed technology and other	628	(285)	343	588	(83)	505
Indefinitely-lived intangible assets:
Trademarks	8,699	—	8,699	8,681	—	8,681

Total	$33,940	$(13,572)	$20,368	$33,895	$(11,886)	$22,009

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

Estimated amortization expense related to these finite-lived intangible assets for the five succeeding fiscal years ending July 31 is as follows (in thousands):

2011	1,432
2012	1,357
2013	1,312
2014	1,187
2015	1,187

At July 31, 2010, the weighted average useful lives of amortizable intangible assets were approximately 9 years.

Amortization expense for the years ended July 31, 2010, 2009, and 2008 was $1,542,000, $1,277,000, and $658,000, respectively.

Note 9 - Income taxes

The benefit (provision) for income taxes is as follows:

Fiscal year ended July 31, (in 000’s)	2010	2009	2008

Current benefit (provision):
Federal	$119	$—	$—
State and local	(75)	(75)	(320)
Foreign	(61)	(12)	(85)
Deferred benefit	45	—	644

Benefit (provision) for income taxes	$28	$(87)	$239

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31, 2010 and 2009 are as follows:

In 000’s	July 31, 2010	July 31, 2009

Deferred tax assets:
Federal tax carryforward losses	$23,100	$16,507
Provision for uncollectible accounts receivable	1,057	1,763
State and local tax carry forward losses	2,117	2,080
Accrued royalties	103	279
Stock compensation	1,017	794
Depreciation	183	152
Research and development and other tax credit carryforwards	618	618
Foreign tax carryforward losses	284	—
Realized and unrealized losses on marketable securities	138	138
Inventory	1,094	261
Accrued expenses	263	—
Other, net	15	251

Gross deferred tax assets	29,989	22,843

Deferred tax liabilities:
Deferred patent costs	(204)	(235)
Intangibles	(2,797)	(2,730)
Prepaid expenses	(654)	(657)
Other, net	(36)	(84)

Gross deferred tax liabilities	(3,691)	(3,706)

Net deferred tax assets (liabilities) before valuation allowance	26,298	19,137
Less: valuation allowance	(28,901)	(21,716)

Net deferred tax assets (liabilities)	$(2,603)	$(2,579)

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

At July 31, 2010, the Company had net deferred tax liabilities of approximately $2.6 million which consists primarily of identifiable intangible assets and cumulative tax deductions in excess of book expenses recognized by foreign subsidiaries (see Note 2).

Deferred tax liabilities are included in the consolidated balance sheets as follows:

In 000’s	July 31, 2010	July 31, 2009

Deferred taxes:
Current	$21	$213
Non-current	2,582	2,366

	$2,603	$2,579

The Company recorded a valuation allowance during the year ended July 31, 2010 and 2009 equal to domestic and certain foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

As of July 31, 2010, the Company had U.S. federal net operating loss carryforwards of approximately $65.1 million. The U.S. federal tax loss carryforwards, if not fully utilized, expire between 2011 and 2030. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. As of July 31, 2010, the Company had state and local tax loss carryforwards of approximately $76.1 million. As of July 31, 2010, the Company had foreign loss carryforwards of approximately $1.0 million.

As a result of certain acquisitions approximately $1.4 million of the Company’s U.S. federal net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382 due to the ownership change. However, management does not believe that such a change would have a significant impact on the Company’s ability to utilize its tax loss carryforwards.

The components of loss before income taxes consisted of the following for the years ended July 31:

In 000’s	2010	2009	2008

United States operations	$(19,642)	$(21,221)	$(9,605)
International operations	(2,619)	(2,256)	(1,287)

Loss before taxes	$(22,261)	$(23,477)	$(10,892)

The benefit (provision) for income taxes were at rates different from U.S. federal statutory rates for the following reasons:

Year ended July 31,	2010	2009	2008

Federal statutory rate	34%	34%	34%
Expenses not deductible for income tax return purposes	(1.5)%	(0.4)%	(1.1)%
State income taxes, net of (benefit) of federal tax deduction	0.1%	2.5%	1.4%
Change in valuation allowance	(32.3)%	(37.8)%	(32.9)%
Reversal of tax reserve	0.5%	—	—
Other	(0.7)%	1.3%	0.8

	0.1%	(0.4)%	2.2%

U.S. federal income taxes have not been provided on the undistributed earnings of approximately $156,000 at July 31, 2010 of the Company’s foreign subsidiaries, because the determination of the amount of unrecognized US federal income tax liability with respect to such earnings is not material.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

The Company adopted the accounting standard related to unrecognized tax benefits on August 1, 2007. The cumulative effect of adopting the standard did not have a material impact on the Company’s financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In 000’s

Balance at August 1, 2009	$110
Additions for tax positions related to prior years	—
Additions for tax positions related to current year	—
Reductions for lapse of statute of limitations	(97)
Tax audit settlements	(6)

Balance at July 31, 2010	$7

Interest and penalties related to income tax liabilities are included in income tax expense. During the fiscal year ended July 31, 2010, the Company recognized a net decrease of approximately $22,000. The Company has accrued approximately $1,000 for the payment of interest and penalties as of July 31, 2010 and had accrued approximately $24,000 as of July 31, 2009.

The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the years that remain subject to examination are fiscal July 31, 2007 through fiscal 2009.

Note 10 – Accrued Liabilities and Other Current Liabilities

At July 31, 2010 and 2009, accrued liabilities consist of:

In 000’s	2010	2009

Legal	$877	$1,095
Payroll, benefits, severance and commissions	4,012	2,737
Research and development	716	656
Professional fees	963	1,752
Outside reference lab testing	194	65
Other	1,747	2,121

	$8,509	$8,426

At July 31, 2010 and 2009, other current liabilities consist of:

In 000’s	2010	2009

Deferred revenue	$496	$850
Other	76	212

	$572	$1,062

Self-Insured Medical Plan

Beginning in February 2010 in an attempt to offset the cost of rising health care expenses, the Company began self-funding medical insurance coverage for certain of its U.S. based employees. The risk to the Company is being limited through the use of individual and aggregate stop loss insurance. As of July 31, 2010, the Company has established a reserve of $0.6 million, which is included in accrued liabilities, for claims that have been reported but not paid and incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

Note 11 – Stockholders’ equity

Common stock

In June 2009, the Company issued 202,196 shares of common stock at a fair value of $1.0 million in connection with the Biomol earn-out of $2.5 million, and in May 2008 issued 352,000 shares of common stock at a fair value of $3.0 million in connection with the acquisition of Biomol (see Note 2).

Treasury stock

In fiscal 2010, the Company issued 111,706 shares from treasury stock for its employees’ 401(k) matched contributions obligation. The Company recorded approximately $1.6 million, the average acquisition cost of the shares, as a reduction of treasury stock.

In fiscal 2009, the Company issued 142,150 shares from treasury stock for its employees’ 401(k) matched contributions obligation. The Company recorded approximately $2.0 million, the average acquisition cost of the shares, as a reduction of treasury stock.

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

As of July 31, 2010, there were approximately 169,000 shares available for grant under the Company’s 2005 Plan.

A summary of the information pursuant to the Company’s stock option plans for the years ended July 31, 2010, 2009, and 2008 is as follows:

	2010		2009		2008

	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price

Outstanding at beginning of year	1,191,519	$14.41	2,275,415	$13.13	2,700,457	$13.32
Granted	—	$—	—	$—	—	$—
Exercised	—	$—	(251,162)	$5.87	(267,345)	$10.80
Cancelled	(59,069)	$16.14	(832,734)	$13.87	(157,697)	$20.42

Outstanding at end of year	1,132,450	$14.30	1,191,519	$14.41	2,275,415	$13.13

Exercisable at end of year	1,132,450	$14.30	1,191,519	$14.41	2,250,483	$13.12

Weighted average fair value of options granted during year		$—		—		$—

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

The aggregate intrinsic value of stock options exercised during the years ended July 31, 2010, 2009 and 2008, including the non-cash transactions (see Note 3) was $0, $1.4 million and $0.7 million, respectively. There is no aggregate intrinsic value of options both outstanding and exercisable at July 31, 2010.

The following table summarizes information for stock options outstanding at July 31, 2010:

	Options outstanding and exercisable

Range of Exercise prices	Shares	Weighted- Average Remaining Contractual Life in years	Weighted- Average Exercise Price

$8.33-12.25	611,684	1.75	$11.90
$12.93-19.02	494,718	4.0	$16.90
$20.20-24.84	26,048	1.25	$21.54

	1,132,450

Restricted Stock Awards

During fiscal 2010, 2009 and 2008, the compensation committee of the Company’s board of directors approved grants of restricted stock and restricted stock unit awards (the “Awards”), respectively, under the 2005 Plan to the Company’s directors, certain officers and employees. The Awards vest upon the recipient’s continued employment or director service ratably over either two, three or four years. Share-based compensation expense is based on the fair value of the award as measured on the grant date and is recorded over the vesting period on a straight-line basis. The Awards will be forfeited if the recipient ceases to be employed by or serve as a director of the Company, as defined in the Award grants. The Awards settle in shares of the Company’s common stock on a one-for-one basis. As of July 31, 2010, 417,578 shares were unvested.

A summary of the information pursuant to the Company’s Restricted Stock Awards for the years ended July 31, 2010, 2009 and 2008 is as follows:

	2010		2008		2007

	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price

Outstanding at beginning of year	377,400	$6.05	220,240	$12.34	141,062	14.15
Awarded	241,610	$5.54	291,801	$4.05	160,140	$11.42
Vested	(192,845)	$6.46	(128,941)	$12.11	(70,962)	13.55
Forfeited	(8,587)	$9.29	(5,700)	$10.18	(10,000)	$14.73

Outstanding at end of year	417,578	$5.50	377,400	$6.05	220,240	$12.34

Weighted average market value of awards granted during year		$5.54		$4.05		$11.42

Note 12 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2010, 2009, and 2008, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The 401(k) employer matched contributions and accrued expense was approximately $1,115,000, $582,000, and $481,000, in fiscal years 2010, 2009, and 2008, respectively.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

The Company’s Swiss operations provide a pension plan under the Swiss government’s social security system for Swiss employees. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 50% of the employee contribution. During the years ended July 31, 2010, 2009 and 2008, the employer contributions related to the Swiss benefit pension plan was approximately $408,000, $399,000 and $325,000, respectively.

Pension expense at the other international operations was approximately $36,000, $36,000 and $3,000 for the years ended July 31, 2010, 2009 and 2008, respectively.

Note 13 – Royalty and other income

The Company, has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) formerly Digene Corporation that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the years ended July 31, 2010, 2009 and 2008, the Company recorded royalty income under the Agreement of approximately $6.8 million, $6.7 million and $5.5 million, respectively, which is included in the Life Sciences segment.

Note 14 - Licensing and Supply Agreement:

On April 27, 2007 (the “Effective Date”) Enzo Life Sciences, Inc. (“Life Sciences”) and Abbott Molecular Inc. (“Abbott”) entered into a 5 year agreement covering the supply of certain of Enzo Life Sciences products to Abbott for use in their product line. The parties also entered into a limited non-exclusive royalty bearing cross-licensing agreement (“Licensing Agreement”) for various patents. The Licensing Agreement requires each party to pay royalties, as defined through the lives of the related covered patents. In connection with a component of the License Agreement, Abbott paid a one-time fee of $1.5 million relating to a fully paid-up license and sublicense, as defined. The one-time fee will be recognized as revenue through August 31, 2010 representing the longest expected patent life of the related patents. At July 31, 2010 and 2009, the Company’s balance sheet includes current deferred revenue of approximately $0.1 million and $0.5 million, respectively relating to the one-time fee. During the years ended July 31, 2010, 2009 and 2008, the Company recorded approximately $3.0 million, $2.7 million and $2.1 million, respectively, in royalties and license fee income under the Licensing Agreement.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

Note 15 – Commitments

Leases

The Company leases equipment, office and laboratory space under several non-cancelable operating leases that expire between August 2010 and May 2020. Certain leases include renewal options and rent escalation clauses. An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for laboratory operations and certain research operations. In March 2005, the Company amended and extended the lease for another 12 years. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense, inclusive of real estate taxes, approximated $1,470,000, $1,424,000, and $1,395,000 during fiscal years 2010, 2009, and 2008.

Total rent expense incurred by the Company during fiscal 2010, 2009 and 2008 was approximately $4,076,000, $3,818,000, and $2,885,000, respectively. Minimum future annual rentals under non-cancelable operating leases, net of sublease rental income of $398,000 as of July 31, 2010, are as follows:

Years ended July 31,	In 000’s

2011	$4,718
2012	3,836
2013	3,271
2014	2,780
2015	2,593
Thereafter	6,640

$23,838

Employment Agreements

The Company has employment agreements with certain officers that are cancelable at any time but provide for severance pay in the event an officer is terminated by the Company without cause, as defined in the agreements. Unless cancelled earlier, the contracts expire through May 2012. Aggregate minimum compensation commitments, exclusive of any severance provisions, for the years ending July 31, 2011 and 2012 are $1,530,000 and $1,211,000, respectively.

Note 16– Contingencies

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants’ breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants’ infringement of patents covering the same. In April, 2003, the court directed that individual complaints be filed separately against each defendant. The defendants have answered the individual complaints and asserted a variety of affirmative defenses and counterclaims. Fact discovery is ongoing. The court issued a claim construction opinion on July 10, 2006. The Company and Sigma Aldrich (“Sigma”) entered into a Settlement Agreement and Release effective September 15, 2006 (the “Agreement”). Pursuant to the Agreement, the Company’s litigation with Sigma was dismissed and the Company recognized $2 million on settlement in the quarter ending October 31, 2006. On January 3, 2007, the remaining defendants moved for summary judgment on all counts in the individual complaints. During a two-day hearing held on July 17 through July 18, 2007, the defendants subsequently withdrew the invalidity portion of their summary judgment motions. On March 13, 2009, the court denied defendants’ summary judgment motion and stayed the cases pending resolution of an appeal to the United States Court of Appeals for the Federal Circuit in Enzo’s Connecticut litigation against Applera Corporation and Tropix, Inc. On March 26, 2010, the United States Court of Appeals for the Federal Circuit reversed the District of Connecticut’s grant of summary judgment of invalidity as to various patents at issue in the Applera case, and remanded the Applera case for further proceedings consistent with the Federal Circuit’s opinion.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

In light of the Federal Circuit’s remand of the Applera case to the District of Connecticut and the impending trial, on May 27, 2010, the court maintained its stay of the cases until further notice. There can be no assurance that the Company will be successful with the remaining outstanding litigation. However, even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact to the Company. The Company has not recorded revenue under these distribution agreements in the past five fiscal years. The Company recorded other income from Perkin Elmer in fiscal 2007.

On October 28, 2003, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc (“Affymetrix”). The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company’s proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company’s products, and that Affymetrix improperly induced collaborators and customers to use the Company’s products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix’s unauthorized use, development, manufacture, sale, distribution and transfer of the Company’s products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company’s products in violation of the terms of the agreement and the Company’s rights. Subsequent to the filing of the Complaint against Affymetrix, Inc. referenced above, on or about November 10, 2003, Affymetrix, Inc. filed its own Complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties’ agreement, that it has not infringed certain of Enzo’s Patents, and that certain of Enzo’s patents are invalid. The Affymetrix Complaint also seeks damages for alleged breach of the parties’ agreement, unfair competition, and tortuous interference, as well as certain injunction relief to prevent alleged unfair competition and tortuous interference. The Company does not believe that the Affymetrix Complaint has any merit and intends to defend vigorously. Affymetrix also moved to transfer venue of Enzo’s action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix’s subsequently filed action. On January 30, 2004, Affymetrix’s motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Initial pleadings have been completed and discovery has commenced. The Court issued a Markman (claim construction) opinion on July 10, 2006. On January 3, 2007, Affymetrix moved for summary judgment on all counts of the Complaint. A two-day hearing on Affymetrix’s summary judgment motion was held on July 17 through July 18, 2007. On March 13, 2009, the court denied Affymetrix’s motion and stayed the case pending resolution of an appeal in the United States Court of Appeals for the Federal Circuit in Enzo’s Connecticut litigation against Applera Corporation and Tropix, Inc. On March 26, 2010, the United States Court of Appeals for the Federal Circuit reversed the District of Connecticut’s grant of summary judgment of invalidity as to various patents at issue in the Applera case, and remanded the Applera case for further proceedings consistent with the Federal Circuit’s opinion. In light of the Federal Circuit’s remand of the Applera case to the District of Connecticut and the impending trial, on May 27, 2010, the court maintained its stay of the Affymetrix case until further notice. The Company has not recorded any revenue from Affymetrix since fiscal 2003.

On June 2, 2004, Roche Diagnostic GmbH and Roche Molecular Systems, Inc. (collectively “Roche”) filed suit in the U.S. District Court of the Southern District of New York against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively “Enzo”). The Complaint was filed after Enzo rejected Roche’s latest cash offer to settle Enzo’s claims for, inter alia, alleged breach of contract and misappropriation of Enzo’s assets. The Complaint seeks declaratory judgment (i) of patent invalidity with respect to Enzo’s 4,994,373 patent (the “‘373 patent”), (ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the “1994 Agreement”), (iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and (iv) that Enzo’s claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition, the suit claims tortious interference and unfair competition. The Company does not believe that the Complaint has merit and intends to vigorously respond to such action with appropriate affirmative defenses and counterclaims. Enzo filed an Answer and Counterclaims on November 3, 2004 alleging multiple breaches of the 1994 Agreement and related infringement of Enzo’s ‘373 patent. Discovery has commenced. The Court issued a Markman opinion on July 10, 2006. On January 3, 2007, Roche moved for summary judgment on all counts of the Complaint.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

During a two-day hearing held on July 17 through July 18, 2007, Roche subsequently withdrew its invalidity portion of its summary judgment motion. On March 13, 2009, the court denied Roche’s motion and stayed the cases pending resolution of an appeal to the United States Court of Appeals for the Federal Circuit in Enzo’s Connecticut litigation against Applera Corporation and Tropix, Inc. On March 26, 2010, the United States Court of Appeals for the Federal Circuit reversed the District of Connecticut’s grant of summary judgment of invalidity as to various patents at issue in the Applera case, and remanded the Applera case for further proceedings consistent with the Federal Circuit’s opinion.

In light of the Federal Circuit’s remand of the Applera case to the District of Connecticut and the impending trial, on May 27, 2010, the court maintained its stay of the Roche case until further notice. The Company did not record any revenue from Roche since fiscal 2004. The Roche agreement remains in force to date.

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. The complaint alleges infringement of six patents (relating to DNA sequencing systems, labeled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. Accordingly, Yale is also a plaintiff in the lawsuit. Yale and Enzo are aligned in protecting the validity and enforceability of the patents. Enzo Life Sciences is the owner of the remaining two patents. The complaint seeks permanent injunction and damages (including treble damages for willful infringement). Defendants answered the complaint on July 29, 2004. The answer pleads affirmative defenses of invalidity, estoppels and laches and asserts counterclaims of non-infringement and invalidity. A Markman hearing was held on May 25, 2006 and the district court issued a ruling on October 12, 2006. On August 17, 2007, the Company voluntarily dismissed the infringement claims for one of the patents in suit without prejudice. Defendants similarly dismissed their defenses and counterclaims as to that patent. On the same date, the Company conceded a judgment of non-infringement for another of the patents in suit based on the district court’s claim construction, reserving the right to appeal their construction. The defendants filed motions for summary judgment for invalidity, laches and non-infringement of the Ward patents on March 5, 2007. The Company and other plaintiff filed a motion for summary judgment on infringement of the Ward patents on March 5, 2007. On August 20, 2007, the district court heard oral arguments on the motions for summary judgment. On September 6, 2007, the court granted defendants’ motion for summary judgment of invalidity of three of the remaining Ward patents and entered judgment to that effect. The Company and other plaintiff filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on September 7, 2007. On January 30, 2008, the Court of Appeals for the Federal Circuit granted the Company’s alternative motion to dismiss its appeal and remand to the Connecticut Court for further proceedings incident to an entry of a final, appealable judgment. The Company requested the Connecticut Court to dispose of all outstanding issues (including the Company’s claim under the fourth Ward patent and certain counterclaims of Applera’s) and enter final judgment. The Connecticut Court granted this request. The Company subsequently filed an Appeal on April 7, 2009. On March 26, 2010, the Federal Circuit issued an order concluding that the claims of U.S. Patent Nos. 5,328,824 and 5,449,767 were not indefinite and that there were genuine issues of material fact as to anticipation. The Court reversed the district court’s summary judgment of invalidity of those two patents and remanded the case back to the Connecticut Court. Applera and Tropix then filed a combined petition for panel rehearing and rehearing en banc. On May 26, 2010, the Federal Circuit issued an order denying both petitions. The Defendants then filed a motion to stay the case in Connecticut pending resolution of its impending petition for writ of certiorari to the U.S. Supreme Court. Judge Arterton has not yet ruled on the stay motion. Applera filed its petition for certiorari on September 23, 2010. If the petition is not granted, there can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

As a result, some of the Plaintiffs were no longer able to pursue their claims or choose not to pursue them further. Other Plaintiffs amended their Complaints and the Company and the other defendants moved once again to dismiss those Amended Complaints. The Court granted in part and denied in part those motions. The remaining Plaintiffs then conducted discovery, and following the completion of discovery, the Company and other defendants moved for summary judgment dismissal of the Amended Complaints. On June 5, 2009, the Court granted the defendants’ motion and dismissed all the Amended Complaints. The remaining Plaintiffs then filed a notice of appeal to the Second Circuit Court of Appeals. The appeal is still pending. The Company believes that the latest complaints in these actions have no merit and that the appeal also lacks merit. The Company will continue to defend these actions vigorously.

On April 30, 2009, Shahram K. Rabbani (“Mr. Rabbani”), former Secretary, Treasurer and member of the board of directors of the Company and the former President of Enzo Clinical Labs, Inc., in connection with the termination of his employment, submitted a demand for arbitration and related statement of claim to the American Arbitration Association. The statement of claim named the Company, Dr. Elazar Rabbani, the Chairman of the Board and Chief Executive Officer of the Company, and Barry W. Weiner, the President, Chief Financial Officer of the Company and a member of the Board. Mr. Rabbani sought damages of no less than $10 million consisting of contractually prescribed severance payments (approximately $2.5 million), plus additional base salary and bonus going forward for several years, compensatory damages, and punitive damages, including attorneys’ fees and costs in connection with these proceedings. Subsequent to April 30, 2009, the Company conducted a review, as directed by a special committee of the Board of Directors, relating to the aforementioned Claims pertaining to Enzo Clinical Labs. The review concluded that the purported Claims were unsubstantiated. On January 28, 2010, the Company reached an agreement with Mr. Rabbani, to settle all of the Claims as well as all of his claims against Dr. Rabbani and Mr. Weiner. Under the terms of the agreement, Mr. Rabbani discontinued all actions he commenced against the Company, Dr. Rabbani and Mr. Weiner. In exchange, the Company paid Mr. Rabbani a lump sum payment of $2.7 million, inclusive of the aforementioned contractually prescribed severance payment. The parties also agreed to execute mutual general releases. On February 7, 2010, the parties executed the mutual general releases and the Company paid the aforementioned settlement of $2.7 million. During the three months ended January 31, 2010 the Company recorded a settlement expense of approximately $3.7 million, consisting of the lump sum payment of $2.7 million and approximately $1.0 million of legal expenses incurred in connection with the Claims.

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

On or about September 22, 2010, Mayflower Partners, L.P. f/k/a Biomol International, L.P. (“Mayflower”) filed an action against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (together “Enzo”) in the United States District Court for the Southern District of New York, alleging breach of the stock and asset purchase agreement dated as of May 8, 2008 between Enzo and Mayflower (the “Agreement”). Pursuant to the Agreement, the Company acquired the assets of Mayflower, and agreed, among other things, to make certain contingent earn-out payments to Mayflower, accounted for as additional purchase price consideration, if certain performance thresholds were met for each of the two annual periods following the closing. Mayflower alleges that Enzo breached the Agreement by allegedly failing to operate the acquired business in good faith during the second earn-out period and engaging in conduct the primary purpose of which was to avoid making a second earn-out period payment under the Agreement.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

In addition, Mayflower claims that Enzo breached the Agreement by allegedly failing to provide the documentation appropriate to support the calculation of defined financial criteria for the second earn-out period as required under the Agreement. Enzo denies that it is in breach of the Agreement and will vigorously defend the suit.

As part of the litigation, Mayflower moved by Order to Show cause to enjoin the accounting procedure specified under the Agreement. Mayflower’s motion was heard by a District Court Judge on September 27, 2010, who directed that the parties first go forward with the accounting as provided under the Agreement before moving further with the litigation. As provided under the Agreement, Mayflower’s maximum recovery in the event that it is successful on either the accounting or in litigation is settlement of the $2.5 million contingent earn-out in either Enzo common stock or cash, as set forth in the Agreement, plus attorney’s fees.

The Company is party to other claims, legal actions, complaints, and contractual disputes that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

Note 17 – Segment reporting

The Company has three reportable segments: Life Sciences, Therapeutics and Clinical Labs. The Company’s Life Sciences segment develops, manufactures, and markets products to research and pharmaceutical customers. The Company’s Therapeutics segment conducts research and development activities for therapeutic drug candidates. The Clinical Labs segment provides diagnostic services to the health care community. The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as “Other” consist of corporate general and administrative costs which are not allocable to the three reportable segments.

Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The following financial information (in thousands) represents the operating results of the reportable segments of the Company:

Year ended July 31, 2010
	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$43,111	—	—	—	$43,111
Royalty and license fee income	9,793	—	—	—	9,793
Clinical laboratory services	—	—	$44,178	—	44,178

	52,904	—	44,178	—	97,082
Operating expenses:
Cost of product revenues	22,547	—	—	—	22,547
Cost of clinical laboratory services	—	—	29,570	—	29,570
Research and development	7,202	$2,502	—	—	9,704
Provision for uncollectible accounts receivable	48	—	3,432	—	3,480
Selling, general and administrative and legal	19,945	—	18,725	$11,471	50,141
Litigation settlement	—	—	—	3,698	3,698

Total operating expenses	49,742	2,502	51,727	15,169	119,140

Operating income (loss)	3,162	(2,502)	(7,549)	(15,169)	(22,058)

Other income (expense)
Interest	(5)	—	—	24	19
Other	(8)	—	46	6	44
Foreign exchange loss	(266)	—	—	—	(266)

Income (loss) before income taxes	$2,883	$(2,502)	$(7,503)	$(15,139)	$(22,261)

Depreciation and amortization included above	$3,110	$52	$982	$125	$4,269

Share-based compensation included in above:
Cost of clinical laboratory services	$—	—	$12	—	$12
Research and development	14	—	—	—	14
Selling, general and administrative and legal	114	—	78	$952	1,144

Total	$128	—	$90	$952	$1,170

Capital expenditures	$1,450	$11	$1,728	$62	$3,251

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

Year ended July 31, 2009
	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$40,592	—	—	—	$40,592
Royalty and license fee income	9,376	—	—	—	9,376
Clinical laboratory services	—	—	$39,604	—	39,604

	49,968	—	39,604	—	89,572
Operating expenses:
Cost of product revenues	26,766	—	—	—	26,766
Cost of clinical laboratory services	—	—	26,295	—	26,295
Research and development	5,855	$3,365	—	—	9,220
Provision for uncollectible accounts receivable	—	—	5,189	—	5,189
Selling, general and administrative and legal	14,938	—	15,498	$15,073	45,509

Total operating expenses	47,559	3,365	46,982	15,073	112,979

Operating income (loss)	2,409	(3,365)	(7,378)	(15,073)	(23,407)

Other income (expense)
Interest	—	—	57	524	581
Other	25	—	49	—	74
Foreign exchange loss	(725)	—	—	—	(725)

Income (loss) before income taxes	$1,709	$(3,365)	$(7,272)	$(14,549)	$(23,477)

Depreciation and amortization included above	$2,350	$50	$946	$116	$3,462

Share-based compensation included in above:
Cost of clinical laboratory services	—	—	$8	—	$8
Research and development	$13	—	—	—	13
Selling, general and administrative and legal	128	$119	135	$1,032	1,414

Total	$141	119	$143	$1,032	$1,435

Capital expenditures	$1,334	$78	$1,253	$44	$2,709

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

Year ended July 31, 2008
	Life Sciences	Therapeutics	Clinical Labs	Other	Consolidated

Revenues:
Product revenues	$28,087	—	—	—	$28,087
Royalty and license fee income	7,630	—	—	—	7,630
Clinical laboratory services	—	—	$42,078	—	42,078

	35,717	—	42,078	—	77,795
Operating expenses:
Cost of product revenues	19,159	—	—	—	19,159
Cost of clinical laboratory services	—	—	22,209	—	22,209
Research and development	3,473	$5,164	—	—	8,637
Provision for uncollectible accounts receivable	—	—	3,716	—	3,716
Selling, general and administrative and legal	9,779	—	14,349	$14,732	38,860

Total operating expenses	32,411	5,164	40,274	14,732	92,581

Operating income (loss)	3,306	(5,164)	1,804	(14,732)	(14,786)

Other income (expense)
Interest	—	—	239	3,457	3,696
Other	71	100	—	—	171
Foreign exchange loss	27	—	—	—	27

Income (loss) before income taxes	$3,404	$(5,064)	$2,043	$(11,275)	$(10,892)

Depreciation and amortization included above	$1,138	$35	$853	$120	$2,146

Share-based compensation included in above:
Cost of clinical laboratory services	$8	—	$6	—	$14
Research and development	34	$63	—	—	97
Selling, general and administrative and legal	129	—	247	$1,079	1,455

Total	$171	63	$253	$1,079	$1,566

Capital expenditures	$2,308	$63	$797	$63	$3,231

Geographic financial information is as follows (in thousands):

Net sales to unaffiliated customers:	2010	2009	2008

United States	$82,873	$75,936	$62,243
Switzerland	7,037	6,487	9,142
United Kingdom	2,507	2,517	2,127
Other international countries	4,665	4,632	4,283

Total	$97,082	$89,572	$77,795

Long-lived assets at July 31,	2010	2009	2008

United States	$45,439	$45,896	$34,202
Switzerland	7,063	7,075	7,437
United Kingdom	2,944	3,334	4,193
Other international countries	1,723	1,923	2,198

Total	$57,169	$58,228	$48,030

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010 and 2009

The Company’s reportable segments are determined based on the services they perform, the products they sell, and the royalties and license fee income they earn, not on the geographic area in which they operate. The Company’s Clinical Labs segment operates 100% in the United States with all revenue derived there. The Life Sciences segment earns product revenue both in the United States and foreign countries and royalty and license fee income in the United States. The following is a summary of the Life Sciences segment revenues attributable to customers located in the United States and foreign countries:

In 000’s	2010	2009	2008

United States	$38,695	$36,332	$20,165
Foreign countries	14,209	13,636	15,552

	$52,904	$49,968	$35,717

Note 18 – Summary of Selected Quarterly Financial Data (unaudited)

The following table contains statement of operations information for each quarter of the years ended July 31, 2010 and 2009. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly financial data (in thousands, except per share amounts) for fiscal 2010 and 2009 is summarized as follows:

	Quarter Ended

Fiscal 2010	October 31, 2009	January 31, 2010	April 30, 2010	July 31, 2010

Total revenues	$25,165	$23,186	$23,786	$24,945
Gross profit	13,329	10,885	10,529	10,222
Loss before income taxes	(1,893)	(10,210)	(4,401)	(5,757)
Net loss	(1,814)	(10,328)	(4,578)	(5,513)
Basic loss per common share	$(0.05)	$(0.27)	$(0.12)	$(0.15)
Diluted loss per common share	$(0.05)	$(0.27)	$(0.12)	$(0.15)

	Quarter Ended

Fiscal 2009	October 31, 2008	January 31, 2009	April 30, 2009	July 31, 2009

Total revenues	$21,064	$20,916	$23,061	$24,531
Gross profit	8,168	8,011	9,539	10,793
Loss before income taxes	(6,232)	(7,567)	(4,226)	(5,452)
Net loss	(6,370)	(7,673)	(4,242)	(5,279)
Basic loss per common share	$(0.17)	$(0.20)	$(0.11)	$(0.14)
Diluted loss per common share	$(0.17)	$(0.20)	$(0.11)	$(0.14)

ENZO BIOCHEM, INC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended July 31, 2010, 2009 and 2008
(in thousands)

Year ended July 31,	Description	Balance at Beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

2010	Allowance for doubtful accounts receivable	4,786	3,480	—	5,427	(1)	2,839

2009	Allowance for doubtful accounts receivable	886	5,189	—	1,289	(1)	4,786

2008	Allowance for doubtful accounts receivable	1,404	3,716	—	4,234	(1)	886

2010	Deferred tax valuation allowance	21,716	7,185	—	—		28,901

2009	Deferred tax valuation allowance	12,965	8,751	—	—		21,716

2008	Deferred tax valuation allowance	9,385	3,580	—	—		12,965

2010	Reserve for obsolete inventory	2,477	1,344	—	—		3,821

2009	Reserve for obsolete inventory	2,109	378	—	10	(2)	2,477

2008	Reserve for obsolete inventory	1,851	283	—	25	(2)	2,109

(1)	Write-off of uncollectible accounts receivable.

(2)	Write-off of obsolete inventory

S-1