Form 10-Q
period 2010-10-31
ENZO BIOCHEM INC
filed 2010-12-10
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

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

Yes ☐ No ☒

As of December 1, 2010 the Registrant had approximately 38,162,000 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
October 31, 2010

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31, 2010 (unaudited)	July 31, 2010 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$8,752	$8,759
Short term investments	22,807	24,807
Accounts receivable, net of allowances	14,883	13,006
Inventories	9,367	8,882
Prepaid expenses	2,069	2,284

Total current assets	57,878	57,738

Property, plant and equipment, net	11,668	11,858
Goodwill	25,235	24,943
Intangible assets, net	20,280	20,368
Other	389	338

Total assets	$115,450	$115,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$7,227	$6,455
Accrued liabilities	8,041	8,509
Other current liabilities	515	572
Deferred taxes	39	21

Total current liabilities	15,822	15,557

Deferred taxes	2,648	2,582
Other	55	90

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 38,785,800 at October 31, 2010 and 38,782,725 at July 31, 2010	388	388
Additional paid-in capital	306,888	306,561
Less treasury stock at cost: 623,848 shares at October 31, 2010 and at July 31, 2010	(8,854)	(8,854)
Accumulated deficit	(203,076)	(201,954)
Accumulated other comprehensive income	1,579	875

Total stockholders’ equity	96,925	97,016

Total liabilities and stockholders’ equity	$115,450	$115,245

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,
	2010	2009

Revenues:
Product revenues	$10,184	$10,744
Royalty and license fee income	3,078	3,311
Clinical laboratory services	12,390	11,110

	25,652	25,165

Operating expenses:
Cost of product revenues	4,606	5,055
Cost of clinical laboratory services	7,573	6,781
Research and development	1,757	2,444
Selling, general, and administrative	11,032	11,580
Provision for uncollectible accounts receivable	1,075	912
Legal	696	256

Total operating expenses	26,739	27,028

Operating loss	(1,087)	(1,863)

Other income (expense):
Interest	5	9
Other	14	19
Foreign currency gain (loss)	8	(58)

Loss before income taxes	(1,060)	(1,893)
(Provision) benefit for income taxes	(62)	79

Net loss	$(1,122)	$(1,814)

Net loss per common share:
Basic	$(0.03)	$(0.05)

Diluted	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic	38,160	37,855

Diluted	38,160	37,855

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE (LOSS) INCOME
Three months ended October 31, 2010
(UNAUDITED)
(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive (Loss) Income

Balance at July 31, 2010	38,782,725	623,848	$388	$306,561	$(8,854)	$(201,954)	$875	$97,016
Net loss for the period ended October 31, 2010	—	—	—	—	—	(1,122)	—	(1,122)	$(1,122)
Vesting of restricted stock	3,075	—	—	—	—	—	—	—	—
Stock based compensation charges	—	—	—	327	—	—	—	327	—
Foreign currency translation adjustments	—	—	—	—	—	—	704	704	704

Comprehensive loss									$(418)

Balance at October 31, 2010	38,785,800	623,848	$388	$306,888	$(8,854)	$(203,076)	$1,579	$96,925

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,122)	$(1,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	710	529
Amortization of intangible assets	378	414
Provision for uncollectible accounts receivable	1,075	912
Write off and/or reserve taken for obsolete inventory	170	174
Income tax benefit	(32)	(119)
Share based compensation charges	327	322
Accrual for 401(k) employer match	161	—
Deferred revenue recognized	(38)	(113)
Foreign currency (gain) loss on intercompany loan	(72)	16

Changes in operating assets and liabilities:
Accounts receivable	(2,892)	(2,078)
Inventories	(567)	(487)
Prepaid expenses	222	(171)
Accounts payable – trade	559	(99)
Accrued liabilities	(605)	(141)
Other current liabilities	(20)	(193)
Other liabilities	(35)	—

Total adjustments	(659)	(1,034)

Net cash used in operating activities	(1,781)	(2,848)

Cash flows from investing activities:
Purchases of short term investments	(41,612)	(70,301)
Maturities of short term investments	43,612	73,299
Capital expenditures	(242)	(1,128)
(Increase) decrease in security deposits and other	(52)	49

Net cash provided by investing activities	1,706	1,919

Effect of exchange rate changes on cash and cash equivalents	68	74

Decrease in cash and cash equivalents	(7)	(855)
Cash and cash equivalents - beginning of period	8,759	6,929

Cash and cash equivalents - end of period	$8,752	$6,074

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2010
and for the three months ended
October 31, 2010 and 2009
(Unaudited)
(in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of October 31, 2010, the consolidated statement of stockholders’ equity and comprehensive (loss) income for the three months ended October 31, 2010, the consolidated statements of cash flows and the consolidated statements of operations for the three months ended October 31, 2010 and 2009, are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2010 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011.

Recent Accounting Pronouncements

In October 2009, the FASB issued a Consensus of the FASB Emerging Issues Task Force relating to Multiple Deliverable Revenue Arrangements. This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective August 1, 2010 which did not have an effect on its consolidated results of operations and financial condition.

Note 2 – Short-term Investments

At October 31, 2010 and July 31, 2010, the Company’s short-term investments, whose fair value approximates cost, are in U.S. Treasury bills, which are purchased at discounts with remaining maturities of under ninety days.

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

At October 31, 2010 and July 31, 2010 the Company’s short-term investments are classified as Level 1 assets.

Note 3 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for the three months ended October 31, 2010 and 2009 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of “in the money” stock options, net of shares repurchased with the option exercise proceeds and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

	Three months ended October 31,
	2010	2009

Potential net shares, issued from exercise of “in the money” employee and director stock options and restricted stock awards, excluded from diluted net loss per share calculation	66,000	153,000

The following table summarizes the number of “out of the money” options excluded from the computation of diluted net loss per share because the effect of their potential exercise is anti-dilutive.

	Three months ended October 31,
	2010	2009

“Out of the money” employee and director stock options	1,075,000	1,181,000

Note 4 – Share-based compensation

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended October 31,
	2010	2009

Cost of clinical laboratory services	$3	$3
Research and development	3	3
Selling, general and administrative	321	316

	$327	$322

No excess tax benefits were recognized during the three month periods ended October 31, 2010 and 2009.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the three month period ended October 31, 2010 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at August 1, 2010	1,132,450	$14.30	$—

Exercised	—
Cancelled	(57,077)	$15.35

Outstanding and exercisable at end of period	1,075,373	$14.25	$—

As of October 31, 2010, there was no unrecognized compensation cost related to unvested stock option-based compensation.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the three months ended October 31, 2010 is as follows:

	Awards	Weighted Average Award Price

Unvested at August 1, 2010	417,578	$5.50
Awarded	3,000	$3.96
Vested	(3,075)	$10.87
Forfeited	(13,983)	$6.52

Unvested at end of period	403,520	$5.41

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of October 31, 2010, there was approximately $1.3 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of one year.

The total number of shares available for grant as stock options or award as restricted stock is approximately 20,700 as of October 31, 2010.

Note 5 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company’s consolidated statements of cash flows is as follows:

	Three months ended October 31,
	2010	2009

Taxes paid – net	$30	$6

Note 6 – Comprehensive loss and Accumulated Other Comprehensive Income

During the three months ended October 31, 2010 and 2009, total comprehensive loss was approximately $0.4 million and $0.9 million, respectively. At October 31, 2010 and July 31, 2010, the accumulated other comprehensive income relates to foreign currency translation adjustments.

Note 7- Inventories

Inventories consist of the following:

	October 31, 2010	July 31, 2010

Raw materials	$956	$921
Work in process	2,148	2,136
Finished products	6,263	5,825

	$9,367	$8,882

Note 8 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows:

	Enzo Life Sciences	Enzo Clinical Labs	Total

Balance August 1, 2010	$17,491	$7,452	$24,943
Foreign currency translation	292	—	292

Balance October 31, 2010	$17,783	$7,452	$25,235

Intangible assets, all of which are included in the Life Sciences segment, consist of the following:

	October 31, 2010			July 31, 2010

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(10,184)	$843	$11,027	(10,154)	$873
Customer relationships	12,278	(2,548)	9,730	12,099	(2,248)	9,851
Non-compete and employment agreements	491	(432)	59	478	(396)	82
Website and acquired content	1,020	(584)	436	1,009	(489)	520
Licensed technology and other	639	(271)	368	628	(285)	343
Indefinitely-lived intangible assets:
Trademarks	8,844	—	8,844	8,699	—	8,699

Total	$34,299	$(14,019)	$20,280	$33,940	$(13,572)	$20,368

At October 31, 2010, the weighted average useful life of finite-lived intangible assets was approximately nine years.

For financial reporting purposes, useful lives for intangibles acquired in the Life Sciences acquisitions have been assigned as follows:

Customer relationships	8-15 years
Trademarks	Indefinite
Other intangibles	4-5 years

Note 9 – Accrued Liabilities and Other Current Liabilities

At October 31, 2010 and July 31, 2010, accrued liabilities consist of:

	October 31, 2010	July 31, 2010

Legal	$753	$877
Payroll, benefits, and commissions	3,670	4,012
Research and development	709	716
Professional fees	917	963
Outside reference lab testing	189	194
Other	1,803	1,747

	$8,041	$8,509

At October 31, 2010 and July 31, 2010, other current liabilities consist of:

	October 31, 2010	July 31, 2010

Deferred revenue	458	496
Other	57	76

	$515	$572

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate for the three months ended October 31, 2010 was 5.8% compared to a benefit of 4.2% during the three months ended October 31, 2009. The tax (provision) and benefit for the periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for inventory.

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

The Company files a consolidated Federal income tax return. The Company files combined returns with California and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2007 through fiscal 2009.

The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense. As of October 31, 2010, there is no liability related to unrecognized tax benefits.

Note 11 – Royalty and licensing income

The Company has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the three months ended October 31, 2010 and 2009, the Company recorded royalty income under the Agreement of approximately $2.5 million and $2.6 million, respectively, which is included in the Life Sciences segment.

In April 2007 Enzo Life Sciences, Inc. (“Life Sciences”) and Abbott Molecular Inc. (“Abbott”) entered into an agreement, which is still in effect, covering the supply of certain of Enzo Life Sciences products to Abbott for use in their product line. The parties also entered into a limited non-exclusive royalty bearing cross-licensing agreement (“Licensing Agreement”) for various patents. The Licensing Agreement requires each party to pay royalties, as defined through the lives of related non-expired patents. In connection with a component of the License Agreement, Abbott paid a one-time fee of $1.5 million relating to a fully paid-up license and sublicense, as defined. The one-time fee was recognized as revenue through August 31, 2010 representing the longest expected patent life of the related patents. During the three months ended October 31, 2010 and 2009, the Company recorded approximately $0.5 million and $0.7 million, respectively, in royalties and license fee income under the Licensing Agreement. Abbott has notified Enzo that they have made a final royalty payment because they are unaware of any non-expired patents. Enzo is presently reviewing its patent portfolio and Abbott’s position. The Licensing Agreement between the parties remains in full force and effect and Enzo continues its commercialization efforts under the contract terms.

Note 12 – Segment reporting

The Company has three reportable segments: Life Sciences, Clinical Labs and Therapeutics. The Company’s Life Sciences segment develops, manufactures, and markets products to research and pharmaceutical customers. The Clinical Labs segment provides diagnostic services to the health care community. The Company’s Therapeutic segment conducts research and development activities for therapeutic drug candidates. The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as “Other”, consist of corporate general and administrative costs which are not allocable to the three reportable segments.

Management of the Company assesses assets on a consolidated basis only and, therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended October 31, 2010

	Life Sciences	Clinical Labs	Therapeutics	Other	Consolidated

Revenues:
Product revenues	$10,184	—	—	—	$10,184
Royalty and license fee income	3,078	—	—	—	3,078
Clinical laboratory services	—	$12,390	—	—	12,390

	13,262	12,390	—		25,652
Operating expenses:				—
Cost of product revenues	4,606	—	—	—	4,606
Cost of clinical laboratory services	—	7,573	—	—	7,573
Research and development	1,265	—	$492	—	1,757
Selling, general and administrative	4,248	4,519	—	$2,265	11,032
Provision for uncollectible accounts receivable		1,075	—	—	1,075
Legal	99	90	—	507	696

Total operating expenses	10,218	13,257	492	2,772	26,739

Operating income (loss)	3,044	(867)	(492)	(2,772)	(1,087)

Other income (expense)
Interest	—	—	—	5	5
Other	3	3	—	8	14
Foreign exchange gain	8	—	—	—	8

Income (loss) before income taxes	$3,055	$(864)	$(492)	$(2,759)	$(1,060)

Depreciation and amortization included above	$795	$249	$12	$32	$1,088

Share-based compensation included in above:
Cost of clinical laboratory services	—	$3	—	—	$3
Research and development	$3	—	—	—	3
Selling, general and administrative	26	15	—	$280	321

Total	$29	$18	—	$280	$327

Capital expenditures	$113	$129	—	$—	$242

Three months ended October 31, 2009

	Life Sciences	Clinical Labs	Therapeutics	Other	Consolidated

Revenues:
Product revenues	$10,744	—	—	—	$10,744
Royalty and license fee income	3,311	—	—	—	3,311
Clinical laboratory services	—	$11,110	—	—	11,110

	14,055	11,110	—	—	25,165
Operating expenses:
Cost of product revenues	5,055	—	—	—	5,055
Cost of clinical laboratory services	—	6,781	—	—	6,781
Research and development	1,777	—	$667	—	2,444
Selling, general, and administrative	5,147	4,180	—	$2,253	11,580
Provision for uncollectible accounts receivable	—	912	—	—	912
Legal	25	71	—	160	256

Total operating expenses	12,004	11,944	667	2,413	27,028

Operating income (loss)	2,051	(834)	(667)	(2,413)	(1,863)

Other income (expense):
Interest	—	—	—	9	9
Other	3	16	—	—	19
Foreign exchange loss	(58)	—	—	—	(58)

Income (loss) before income taxes	$1,996	$(818)	$(667)	$(2,404)	$(1,893)

Depreciation and amortization included above	$666	$235	$13	$29	$943

Share-based compensation included in above:
Cost of product revenues	—	$3	—	—	$3
Research and development	$3	—	—	—	3
Selling, general and administrative	32	24	—	$260	316

Total	$35	$27	—	$260	$322

Capital expenditures	$455	$622	—	$51	$1,128

Note 13 - Contingencies

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

As part of the litigation, Mayflower moved by Order to Show cause to enjoin the accounting procedure specified under the Agreement. Mayflower’s motion was heard by a U.S. District Court Judge on September 27, 2010, who directed that the parties first go forward with the accounting procedure, as provided under the Agreement, before moving further with the litigation. As provided under the Agreement, Mayflower’s maximum recovery in the event that it is successful on either the accounting or in litigation is settlement of the $2.5 million contingent earn-out in either Enzo common stock or cash, as set forth in the Agreement, plus attorney’s fees. Enzo denies that it is in breach of the Agreement and will vigorously defend the suit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Our disclosure and analysis in this report, including but not limited to the information discussed in this Item 2, contain forward-looking information about our Company’s financial results and estimates, business prospects and products in research and development that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as anticipate,” estimate,” expect,” project,” intend,” plan,” believe,” will,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, and financial results.

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

We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the 2010 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Overview

The Company is a growth-oriented integrated life sciences and biotechnology company focused on harnessing biological processes to develop research tools, diagnostics and therapeutics and serves as a provider of test services, including esoteric tests, to the medical community. Since our founding in 1976, our strategic focus has been on the development of enabling technologies in research, development, manufacture, licensing and marketing of innovative health care products, platforms and services based on molecular and cellular technologies. Our pioneering work in genomic analysis coupled with its extensive patent estate and enabling platforms have strategically positioned the Company to play an important role in the rapidly growing life sciences and molecular medicine marketplaces.

We are comprised of three wholly owned operating segments that have evolved out of our core competencies: the use of nucleic acids as informational molecules and the use of compounds for immune modulation. Below are brief descriptions of each of the three operating segments (see Note 12 in the Notes to Consolidated Financial Statements):

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

Results of Operations
Three months ended October 31, 2010 as compared to October 31, 2009

Comparative Financial Data for the Three Months Ended October 31,

	2010	2009	Increase (Decrease)	% Change

Revenues:
Product revenues	$10,184	$10,744	$(560)	(5)%
Royalty and license fee income	3,078	3,311	(233)	(7)
Clinical laboratory services	12,390	11,110	1,280	12

Total revenues	25,652	25,165	487	2

Operating expenses:
Cost of product revenues	4,606	5,055	(449)	(9)
Cost of clinical laboratory services	7,573	6,781	792	12
Research and development	1,757	2,444	(687)	(28)
Selling, general, and administrative	11,032	11,580	(548)	(5)
Provision for uncollectible accounts receivable	1,075	912	163	18
Legal	696	256	440	172

Total operating expenses	26,739	27,028	(289)	(1)

Operating loss	(1,087)	(1,863)	776	42

Other income (expense):
Interest income	5	9	(4)	(44)
Other income	14	19	(5)	(26)
Foreign currency gain (loss)	8	(58)	66	114

Loss before income taxes	$(1,060)	$(1,893)	$833	44

Consolidated Results:

The “2011 period” and the “2010 period” refer to the three months ended October 31, 2010 and 2009, respectively.

Product revenues decreased by $0.6 million or 5% in the 2011 period to $10.2 million as compared to the 2010 period due to the loss of $0.5 million in low margin third-party distributed business and the effect of foreign exchange of $0.1 million.

Royalty and license fee income during the 2011 period was $3.1 million compared to $3.3 million in the 2010 period, a decrease of $0.2 million or 7%. Royalties are primarily earned from the reported net sales of Qiagen products subject to a license agreement and from a license agreement with Abbott. During the 2011 period, the Company recognized royalties of approximately $2.5 million from Qiagen, a decrease of $0.1 million as compared to the 2010 period and royalties and license fees from Abbott of approximately $0.5 million, a decrease of $0.2 million in the 2011 period offset by an increase in other royalties of $0.1 million. There are no direct expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2011 period were $12.4 million compared to $11.1 million in the 2010 period. The 2011 period’s increase over the 2010 period was $1.3 million or 12%. During the 2011 period, revenue increased due to organic growth of 7% and an increase of 5% in revenue related to a new payer contract with Empire Blue Cross of New York, effective August 1, 2010.

The cost of product revenues during the 2011 period was $4.6 million compared to $5.0 million in the 2010 period, a decrease of $0.4 million or 9%. The decrease is primarily due to $0.3 million attributed to lower product sales volume and $0.1 million in product mix.

The cost of clinical laboratory services during the 2011 period was $7.6 million as compared to $6.8 million in the 2010 period, an increase of $0.8 million or 12%. The Company incurred increased costs due to higher reagent costs and supplies of $0.5 million, attributed to increased service volume and higher laboratory personnel and related costs of $0.4 million offset by a decrease in outside reference lab costs of $0.1 million.

Laboratory personnel and related costs increased primarily due to additional headcounts in phlebotomists to expand patient collection sites and an increase in new senior management during the second half of fiscal year 2010 offset by the realignment of personnel in July 2010 and other personnel related costs.

Research and development expenses were approximately $1.7 million during the 2011 period, compared to $2.4 million in the 2010 period, a decrease of $0.7 million or 28%. The decrease was attributed to lower costs of $0.5 million at Enzo Life Sciences primarily due to the realignment of the research and development workforce that occurred in July 2010 and reduced activities at one location and the $0.2 million decline in clinical trial and related activities and payroll costs at the Therapeutics segment.

Selling, general and administrative expenses were approximately $11.0 million during the 2011 period as compared to $11.5 million in the 2010 period, a decrease of $0.5 million or 5%. The decrease was primarily due to the decrease at the Enzo Life Sciences segment of $0.9 million in the 2011 period which included declines of approximately $0.6 million of marketing costs due to the lower planned and refocused spending and $0.2 million in general and administrative and personnel related costs, also part of the 2011 plan to reduce and refocus spending. Offsetting these decreases was an increase at the Clinical Labs segment of $0.3 million primarily due to increased payroll and related benefits, principally health insurance costs.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $1.1 million for the 2011 period as compared to $0.9 million in the 2010 period, an increase of $0.2 million. As a percentage of revenues the provision for uncollectible accounts increased to 8.7% in the 2011 period as compared to 8.2% in the 2010 period. The increase is attributed the additional provision required due to change in payer mix.

Legal expense was $0.7 million during the 2011 period compared to $0.3 million in the 2010 period. After giving effect to the non-recurring reimbursement in the 2010 period of $0.5 million in legal costs under our insurance policy, and to reductions in fees in the 2011 period due to negotiated fee settlements and other adjustments of $0.1 million, legal expense in effect was unchanged in the 2011 period.

During the 2010 period, the loss on foreign currency transactions was $0.1 million primarily due to a non-cash loss on the intercompany term loan denominated in British pounds sterling.

The Company’s effective income tax provision rate for the 2011 period was 5.8% compared to a benefit rate of 4.2% during the 2010 period. The tax (provision) benefit for the 2011 and 2010 periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for inventory and differed from the expected net operating loss carry forward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carry forward benefit cannot be recognized because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency.

Segment Results

The Life Sciences segment’s income before taxes was $3.1 million for the 2011 period as compared to $2.0 million for the 2010 period. Product revenues decreased by $0.6 million in the 2011 period due to a $0.5 million decrease in low margin third party distributed business and the effect of foreign exchange of $0.1 million. Royalty and license fee income decreased by $0.2 million in the 2011 period. The segment’s gross profit of $8.7 million decreased by $0.3 million in the 2011 period. Gross profit margins increased to 65% from 64% primarily due to reduction of lower margin revenue in the 2011 period. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, decreased by approximately $1.3 million during the 2011 period primarily due to the lower marketing and selling expenses of $0.6 million attributed to the refocus and timing of spending, lower general and administrative expenses of $0.2 million, and reduced research and development expenses of $0.5 million principally due to the realignment of research and development workforce and activities that occurred in July 2010. Such decreases were offset by higher legal expenses of $0.1 million.

The Clinical Labs segment’s loss before taxes was $0.9 million for the 2011 period as compared to a loss of $0.8 million in the 2010 period. The revenue from laboratory services increased in the 2011 period by $1.3 million due to increased service volume due to organic growth and the increase in volume due to the new payer contract with Empire Blue Cross Blue Shield effective August 2010. The 2011 period gross profit of $4.8 million increased $0.5 million over the 2010 period due to service volume increases, offset by increased personnel related costs and other costs to perform increased testing. For the 2011 period gross profit margins were comparable to the 2010 period. In the 2011 period, selling, general and administrative expense increased by approximately $0.3 million primarily due to increases in payroll and payroll related costs attributed to increases in employee benefits. The provision for uncollectible accounts receivables increased by $0.2 million as compared to the 2010 period due the change in payer mix.

The Therapeutics segment’s loss before income taxes was approximately $0.5 million for the 2011 period as compared to a loss of $0.7 million for the 2010 period. The decrease in the segment loss of $0.2 million was primarily due to decreases in clinical trial activities of $0.1 million due to timing of such expenses being incurred and a $0.1 million decrease in payroll related expenses.

The Other segment’s loss before taxes for the 2011 period was approximately $2.8 million as compared to $2.4 million in the 2010 period, an increase of $0.4 million. Legal expenses increased by $0.4 million, although after giving effect to the non-recurring reimbursement in the 2010 period of $0.5 million in legal costs under our insurance policy, and to reductions in fees in the 2011 period due to negotiated fee settlements and other adjustments of $0.1 million, legal expense in effect was unchanged in the 2011 period. Consulting fees decreased by $0.3 million partially resulting from the planned expense reductions, offset by increases in payroll related costs including health insurance benefits of $0.3 million. Interest income, arising from short-term investments in U.S. Treasury bills was minimal in the 2011 and 2010 periods.

Liquidity and Capital Resources

At October 31, 2010, the Company had cash and cash equivalents of $8.8 million and short-term investments of $22.8 million, or $31.6 million in aggregate as compared to $33.6 million at July 31, 2010. Short term investments are in US Government Treasury bills. The Company had working capital of $42.1 million at October 31, 2010 compared to $42.2 million at July 31, 2010. The decrease in working capital of $0.1 million was primarily the result of funding capital expenditures and the period net loss during the 2011 period offset by changes in net operating assets and liabilities.

Net cash used in operating activities for the three months ended October 31, 2010 was approximately $1.8 million as compared to $2.8 million for the three months ended October 31, 2010. The decrease in net cash used in operating activities in the 2011 period over the 2010 period of approximately $1.0 million was primarily attributed to the decrease in the net loss of $0.7 million, and an increase in non-cash adjustments in the 2011 period over the 2010 period of $0.5 million offset by changes in operating assets and liabilities of $0.2 million from the 2010 to 2011 period, primarily relating to accounts receivable, inventory, accounts payable and accrued liabilities.

Net cash provided by investing activities was approximately $1.7 million compared to $1.9 million in the year ago period, a decrease of $0.2 million. The decrease is primarily due the net maturities of short term investments in US Government instruments of $2.0 million in the 2011 period as compared to $3.0 million in the 2010 period offset by to capital expenditures of $0.2 million in 2011 period as compared to $1.1 million in the 2010 period.

Biomol International L.P.

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

As part of the litigation, Mayflower moved by Order to Show cause to enjoin the accounting procedure specified under the Agreement. Mayflower’s motion was heard by a U.S. District Court Judge on September 27, 2010, who directed that the parties first go forward with the accounting procedure, as provided under the Agreement before moving further with the litigation. As provided under the Agreement, Mayflower’s maximum recovery in the event that it is successful on either the accounting or in litigation is settlement of the $2.5 million contingent earn-out in either Enzo common stock or cash, as set forth in the Agreement, plus attorney’s fees. Enzo denies that it is in breach of the Agreement and will vigorously defend the suit.

The Company believes that its current cash position is sufficient for its foreseeable liquidity and capital resource needs over the next 12 months, although there can be no assurance that future events will not alter such view.

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2010.

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

Revenues – Clinical laboratory services

Revenues from Clinical Labs are recognized upon completion of the testing process for a specific patient and reported to the ordering physician. These revenues and the associated accounts receivable are based on gross amounts billed or billable for services rendered, net of a contractual adjustment, which is the difference between amounts billed to payers and the expected approved reimbursable settlements from such payers.

The following are tables of the Clinical Labs segment’s net revenues and percentages by revenue category for the three months ended October 31, 2010 and 2009:

	Three months ended October 31, 2010		Three months ended October 31, 2009

Revenue category
Medicare	$2,779	22%	$2,852	26%
Third-party payer	5,623	45	4,867	44
Patient self-pay	2,689	22	2,149	19
HMO’s	1,299	11	1,242	11

Total	$12,390	100%	$11,110	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 23% and 26% of the Clinical Labs net revenues for the three months ended October 31, 2010 and 2009, respectively.

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

During the three months ended October 31, 2010 and 2009, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 83.7% and 82.5%, respectively, of gross billings. The Company believes the negative impact on revenues from the decline in reimbursement rates or the shift to managed care, other primary third party payers, or similar arrangements may be offset by the positive impact of the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $595,000 and $636,000 for the three months ended October 31, 2010 and 2009, respectively, and a change in the net accounts receivable of approximately $373,000 as of October 31, 2010.

Our clinical laboratory financial billing system records gross billings using a standard fee schedule for all payers and does not record contractual adjustment by payer at the time of billing. Adjustments to our standard fee schedule will impact the contractual adjustment recorded. Therefore, we are unable to quantify the effect of contractual adjustment recorded during the current period that relates to revenue recorded in a previous period. However, we can reasonably estimate our contractual adjustment to revenue on a timely basis based on our quarterly review process, which includes:

•	an analysis of industry reimbursement trends;

•	an evaluation of third-party reimbursement rates changes and changes in reimbursement arrangements with third-party payers;

•	a variance reimbursement analysis of current and historical claim settlement and reimbursement experience with payers;

•	an analysis of current gross billings, receivables, and collections by payer.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At October 31, 2010 and July 31, 2010, approximately 44% and 45%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which $2.3 million or 28% and $2.0 million or 28% represents foreign receivables as of October 31, 2010 and July 31, 2010 respectively, includes royalty receivables of $3.0 million and $3.2 million, as of October 31, 2010 and July 31, 2010, respectively, of which approximately $2.5 million and $2.6 million, respectively is from Qiagen Corporation (Note 11).

Net accounts receivable

Billing category	As of October 31, 2010		As of July 31, 2010

Clinical Labs
Medicare	$972	15%	$849	14%
Third party payers	2,665	40	2,664	46
Patient self-pay	2,619	40	2,024	35
HMO’s	334	5	296	5

Total Clinical Labs	6,590	100%	5,833	100%

Total Life Sciences	8,293		7,173

Total accounts receivable	$14,883		$13,006

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three months ended October 31, 2010	Twelve months ended July 31, 2010

Beginning balance	$2,839	$4,786
Provision for doubtful accounts	1,075	3,480
Write-offs, net	(885)	(5,427)

Ending balance	$3,029	$2,839

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the three months ended October 31, 2010 and 2009, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

The following table indicates the Clinical Labs aged gross receivables by payer group which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments.

As of October 31, 2010	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%

1-30 days	$23,198	65%	$3,116	58%	$10,756	60%	$5,357	61%	$3,969	99%
31-60 days	4,452	12%	457	9%	2,694	15%	1,281	15%	20	1%
61-90 days	3,417	10%	330	6%	1,891	11%	1,191	14%	5	—%
91-120 days	2,143	6%	180	3%	1,139	6%	821	9%	3	—%
121-150 days	899	2%	309	6%	590	3%	—	—%	—	—%
Greater than 150 days*	1,834	5%	961	18%	786	5%	85	1%	2	—%

Totals	$35,943	100%	$5,353	100%	$17,856	100%	$8,735	100%	$3,999	100%

As of July 31, 2010	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%

1-30 days	$21,678	66%	$2,886	57%	$10,846	64%	$4,242	59%	$3,704	99%
31-60 days	4,256	13%	439	9%	2,458	15%	1,344	18%	15	1%
61-90 days	2,565	8%	281	6%	1,337	8%	935	13%	12	—%
91-120 days	1,771	5%	248	5%	850	5%	671	9%	2	—%
121-150 days	936	3%	236	4%	696	4%	2	—%	2	—%
Greater than 150 days**	1,733	5%	967	19%	711	4%	52	1%	3	—%

Totals	$32,939	100%	$5,057	100%	$16,898	100%	$7,246	100%	$3,738	100%

*	Total includes $780 fully reserved over 210 days as of October 31, 2010.

**	Total includes $805 fully reserved over 210 days as of July 31, 2010.

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

Inventory

The Company values inventory at the lower of cost (first-in, first-out) or market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Write downs of inventories to market value are based on a review of inventory quantities on hand and estimated sales forecasts based on sales history and anticipated future demand. Unanticipated changes in demand could have a significant impact on the value of our inventory and require additional write downs of inventory which would impact our results of operations.

Goodwill and Indefinite-Lived Intangibles

Goodwill, representing the cost of acquired businesses in excess of the fair value of net assets acquired, and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment. The Company performs its annual impairment test as of the first day of its fiscal fourth quarter or on an earlier date if indicators of potential impairment exist. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. The fair value of a reporting unit, which is based on geographic region, is estimated using both a discounted cash flow model and weighted average multiple of revenues and earnings before interest, taxes, depreciation and amortization.

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

Accrual for Self-funded Medical

Accruals for self-funded medical insurance are determined based on a number of assumptions and factors, including historical payment trends, claims history and current estimates. These estimated liabilities are not discounted. If actual trends differ from these estimates, the financial results could be impacted. As of October 31, 2010, the Company has established a reserve of $0.6 million, which is included in accrued liabilities, for claims that have been reported but not paid and for claims incurred but not reported.

Recent Accounting Pronouncements

In October 2009, the FASB issued a Consensus of the FASB Emerging Issues Task Force relating to Multiple Deliverable Revenue Arrangements. This standard provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this guidance effective August 1, 2010 which did not have an effect on its consolidated results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments in short-term instruments, which could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools. There have been no material changes with respect to market risk previously disclosed in our Annual Report on Form 10-K for our 2010 fiscal year.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at October 31, 2010, our assets and liabilities would increase or decrease by $1.9 million and $0.9 million, respectively, and our net sales and net (loss) or earnings would increase or decrease by $1.5 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at October 31, 2010, our pre-tax earnings would be favorably or unfavorably impacted by approximately $0.3 million, on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid short term money market funds and short term investments in U.S. Treasury bills. Changes in interest rates may affect the investment income we earn on money market funds and short term investments and therefore affect our cash flows and results of operations. As of October 31, 2010, we were exposed to interest rate change market risk with respect to our money market accounts and short term investments totaling $24.8 million. The money market accounts and short-term investments yield or bear interest rates ranging from 0% to 0.4%. Each 100 basis point (or 1%) fluctuation in interest rates will increase or decrease interest income on the money market funds and short-term investments by approximately $0.2 million on an annual basis.

As of October 31, 2010, we did not maintain any fixed or variable interest rate financing.

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

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2010 filed with the Securities and Exchange Commission. See Note xx.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

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

ENZO BIOCHEM, INC.

(Registrant)

Date: December 10, 2010	by:	/s/ Barry Weiner

Chief Financial Officer, Principal Accounting Officer, Treasurer and Director