Form 10-Q
period 2011-01-31
ENZO BIOCHEM INC
filed 2011-03-14
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

Yes ☐ No ☒

As of March 1, 2011 the Registrant had approximately 38,264,000 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
January 31, 2011

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2011 (unaudited)	July 31, 2010 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$8,989	$8,759
Short term investments	21,808	24,807
Accounts receivable, net of allowances	12,553	13,006
Inventories	9,002	8,882
Prepaid expenses	2,024	2,284

Total current assets	54,376	57,738

Property, plant and equipment, net	11,290	11,858
Goodwill	25,361	24,943
Intangible assets, net	19,995	20,368
Other	433	338

Total assets	$111,455	$115,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$7,154	$6,455
Accrued liabilities	9,136	8,509
Other current liabilities	549	572
Deferred taxes	51	21

Total current liabilities	16,890	15,557

Deferred taxes	2,632	2,582
Other	83	90

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 38,885,048 at January 31, 2011 and 38,782,725 at July 31, 2010	389	388
Additional paid-in capital	307,207	306,561
Less treasury stock at cost: 623,848 shares at January 31, 2011 and at July 31, 2010	(8,854)	(8,854)
Accumulated deficit	(208,787)	(201,954)
Accumulated other comprehensive income	1,895	875

Total stockholders’ equity	91,850	97,016

Total liabilities and stockholders’ equity	$111,455	$115,245

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010

Revenues:
Product revenues	$10,237	$10,767	$20,421	$21,511
Royalty and license fee income	1,219	1,839	4,297	5,150
Clinical laboratory services	12,278	10,580	24,668	21,690

Total revenues	23,734	23,186	49,386	48,351

Operating expenses:
Cost of product revenues	5,911	5,322	10,516	10,377
Cost of clinical laboratory services	7,492	6,979	15,065	13,759
Research and development	2,021	2,350	3,778	4,794
Selling, general, and administrative	11,540	13,542	22,572	25,122
Provision for uncollectible accounts receivable	957	510	2,032	1,422
Legal	1,377	826	2,073	1,082
Litigation settlement and related legal costs	—	3,698	—	3,698

Total operating expenses	29,298	33,227	56,036	60,254

Operating loss	(5,564)	(10,041)	(6,650)	(11,903)

Other income (expense):
Interest income	4	5	9	14
Other	62	(64)	76	(45)
Foreign currency loss	(64)	(110)	(56)	(168)

Loss before income taxes	(5,562)	(10,210)	(6,621)	(12,102)
Provision for income taxes	(146)	(118)	(212)	(40)

Net loss	$(5,708)	$(10,328)	$(6,833)	$(12,142)

Net loss per common share:
Basic and Diluted	$(0.15)	$(0.27)	$(0.18)	$(0.32)

Weighted average common shares outstanding:
Basic and Diluted	38,198	37,899	38,179	37,877

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE (LOSS) INCOME
Six months ended January 31, 2011
(UNAUDITED)
(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive (Loss) Income

Balance at July 31, 2010	38,782,725	623,848	$388	$306,561	$(8,854)	$(201,954)	$875	$97,016
Net loss for the period ended January 31, 2011	—	—	—	—	—	(6,833)	—	(6,833)	$(6,833)
Vesting of restricted stock	102,323	—	1	—	—	—	—	1	—
Stock based compensation charges	—	—	—	646	—	—	—	646	—
Foreign currency translation adjustments	—	—	—	—	—	—	1,020	1,020	1,020

Comprehensive loss									$(5,813)

Balance at January 31, 2011	38,885,048	623,848	$389	$307,207	$(8,854)	$(208,787)	$1,895	$91,850

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended January 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(6,833)	$(12,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,406	1,359
Amortization of intangible assets	756	828
Provision for uncollectible accounts receivable	2,032	1,422
Provision for (reversal of) excess or obsolete inventory	115	(42)
Income tax benefit	(56)	(126)
Share based compensation charges	646	580
Accrual for 401(k) employer match	373	735
Deferred revenue recognized	(38)	(225)
Foreign currency (gain) loss on intercompany loan	(31)	77

Changes in operating assets and liabilities:
Accounts receivable	(1,537)	(913)
Inventories	(167)	(666)
Prepaid expenses	265	300
Accounts payable – trade	612	621
Accrued liabilities	270	4,477
Other current liabilities	15	(20)
Other liabilities	(7)	—

Total adjustments	4,654	8,407

Net cash used in operating activities	(2,179)	(3,735)

Cash flows from investing activities:
Purchases of short term investments	(86,224)	(118,917)
Maturities of short term investments	89,223	125,914
Capital expenditures	(573)	(2,044)
(Increase) decrease in security deposits and other	(96)	9

Net cash provided by investing activities	2,330	4,962

Effect of exchange rate changes on cash and cash equivalents	79	1

Increase in cash and cash equivalents	230	1,228
Cash and cash equivalents - beginning of period	8,759	6,929

Cash and cash equivalents - end of period	$8,989	$8,157

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2011
and for the three and six months ended
January 31, 2011 and 2010
(Unaudited)
(in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of January 31, 2011, the consolidated statement of stockholders’ equity and comprehensive (loss) income for the six months ended January 31, 2011, the consolidated statements of cash flows for the six months ended January 31, 2011 and 2010, and the consolidated statements of operations for the three and six months ended January 31, 2011 and 2010, are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2010 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011.

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

Note 2 – Short-term Investments

At January 31, 2011 and July 31, 2010, the Company’s short-term investments, whose fair value approximates cost, are in U.S. Treasury bills, which are purchased at discounts with remaining maturities of under ninety days.

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

Level 2:

Valuations based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3:	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At January 31, 2011 and July 31, 2010 the Company’s short-term investments are classified as Level 1 assets.

Note 3 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for the three and six months ended January 31, 2011 and 2010 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of “in the money” stock options, net of shares repurchased with the option exercise proceeds and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010

Potential net shares, issued from exercise of “in the money” employee and director stock options and restricted stock awards, excluded from diluted net loss per share calculation	62,000	—	128,000	67,000

The following table summarizes the number of “out of the money” options excluded from the computation of diluted net loss per share because the effect of their potential exercise is anti-dilutive.

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010

“Out of the money” employee and director stock options	1,075,000	1,177,000	1,075,000	1,177,000

Note 4 – Share-based compensation

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010

Cost of clinical laboratory services	$3	$2	$6	$5
Research and development	7	3	10	6
Selling, general and administrative	309	253	630	569

	$319	$258	$646	$580

No excess tax benefits were recognized during the six month periods ended January 31, 2011 and 2010.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the six month period ended January 31, 2011 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at August 1, 2010	1,132,450	$14.30	$—

Exercised	—	—
Cancelled	(57,077)	$15.35

Outstanding and exercisable at end of period	1,075,373	$14.25	$—

As of January 31, 2011, there was no unrecognized compensation cost related to unvested stock option-based compensation.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the six months ended January 31, 2011 is as follows:

	Awards	Weighted Average Award Price

Unvested at August 1, 2010	417,578	$5.50
Awarded	3,000	$3.96
Vested	(102,323)	$5.14
Forfeited	(5,450)	$7.55

Unvested at end of period	312,805	$5.57

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of January 31, 2011, there was approximately $0.9 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of one year.

On January 14, 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) which provides for the issuance of equity awards, including among others, options, restricted stock and restricted stock units for up to 3,000,000 Common Shares. No additional awards may be granted under the 1999 or 2005 Plans. The exercise price of options granted under the 2011 Plan, and consistent with other Plans, is equal to or greater than fair market value of the Common Stock on the date of grant. Unless terminated earlier by the Board of Directors the 2011 Plan will terminate at the earliest of; (a) such time as no shares of Common Stock remain available for issuance under the 2011 Plan or (b) tenth anniversary of the effective date of the 2011 Plan. Awards outstanding upon expiration of the 2011 Plan shall remain in effect until they have been exercised, terminated, or have expired.

The total number of shares available for grant as equity awards is 3,000,000 as of January 31, 2011.

Note 5 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company’s consolidated statements of cash flows is as follows:

	Six months ended January 31,
	2011	2010

Taxes paid – net	$76	$147

Note 6 – Comprehensive loss and Accumulated Other Comprehensive Income

During the three months ended January 31, 2011 and 2010, total comprehensive loss was approximately $5.4 million and $11.0 million, respectively. During the six months ended January 31, 2011 and 2010, total comprehensive loss was approximately $5.8 million and $11.9 million, respectively. At January 31, 2011 and July 31, 2010, the accumulated other comprehensive income relates to foreign currency translation adjustments.

Note 7- Inventories

Inventories consist of the following:

	January 31, 2011	July 31, 2010

Raw materials	$947	$921
Work in process	2,293	2,136
Finished products	5,762	5,825

	$9,002	$8,882

Note 8 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows:

	Enzo Life Sciences	Enzo Clinical Labs	Total

Balance August 1, 2010	$17,491	$7,452	$24,943
Foreign currency translation	418	—	418

Balance January 31, 2011	$17,909	$7,452	$25,361

Intangible assets, all of which are included in the Life Sciences segment, consist of the following:

	January 31, 2011			July 31, 2010

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(10,216)	$811	$11,027	$(10,154)	$873
Customer relationships	12,329	(2,816)	9,513	12,099	(2,248)	9,851
Non-compete and employment agreements	500	(466)	34	478	(396)	82
Website and acquired content	1,026	(632)	394	1,009	(489)	520
Licensed technology and other	634	(294)	340	628	(285)	343
Indefinitely-lived intangible assets:
Trademarks	8,903	—	8,903	8,699	—	8,699

Total	$34,419	$(14,424)	$19,995	$33,940	$(13,572)	$20,368

At January 31, 2011, the weighted average useful life of finite-lived intangible assets was approximately nine years.

For financial reporting purposes, useful lives for intangibles acquired in the Life Sciences acquisitions have been assigned as follows:

Customer relationships	8-15 years
Trademarks	Indefinite
Other intangibles	4-5 years

Note 9 – Accrued Liabilities and Other Current Liabilities

At January 31, 2011 and July 31, 2010, accrued liabilities consist of:

	January 31, 2011	July 31, 2010

Legal	$615	$877
Payroll, benefits, and commissions	4,881	4,012
Professional fees	1,047	963
Research and development	715	716
Other	1,878	1,941

	$9,136	$8,509

At January 31, 2011 and July 31, 2010, other current liabilities consist of:

	January 31, 2011	July 31, 2010

Deferred revenue	$446	$496
Other	103	76

	$549	$572

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate for the three months ended January 31, 2011 was 2.6% compared to 1.2% during the three months ended January 31, 2010. The tax provision for the periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for inventory. The Company’s effective tax rate for the six months ended January 31, 2011 was 3.2% compared to 0.3% during the six months ended January 31, 2010. The tax provision for the periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for inventory.

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

The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense. As of January 31, 2011, there is no liability related to unrecognized tax benefits.

Note 11 – Royalty and licensing income

The Company has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the three months ended January 31, 2011 and 2010, the Company recorded royalty income under the Agreement of approximately $1.2 million and $1.1 million, respectively. During each of the six months ended January 31, 2011 and 2010, the Company recorded royalty income under the Agreement of approximately $3.7 million.

In April 2007 Enzo Life Sciences, Inc. (“Life Sciences”) and Abbott Molecular Inc. (“Abbott”) entered into an agreement, which is still in effect, covering the supply of certain of Enzo Life Sciences products to Abbott for use in their product line. The parties also entered into a limited non-exclusive royalty bearing cross-licensing agreement (“Licensing Agreement”) for various patents. The Licensing Agreement requires each party to pay royalties, as defined through the lives of related non-expired patents. In connection with a component of the Licensing Agreement, Abbott paid a one-time fee of $1.5 million relating to a fully paid-up license and sublicense, as defined. The one-time fee was recognized as revenue through August 31, 2010 representing the longest expected patent life of the related patents. Abbott has notified Enzo that they have made a final royalty payment because they are unaware of any non-expired patents. Enzo is presently reviewing its patent portfolio and Abbott’s position. The Licensing Agreement between the parties remains in full force and effect and Enzo continues its commercialization efforts under the contract terms.

During the three months ended January 31, 2011, the Company recorded no royalties or license fees under the Licensing Agreement. During the three months ended January 31, 2010, the Company recorded approximately $0.7 million in royalties and license fee income under the Licensing Agreement. During the six months ended January 31, 2011 and 2010, the Company recorded $0.5 and $1.4 million, respectively in royalties and license fees from the Licensing Agreement. Royalty and licensing income is included in the Life Sciences segment.

Note 12 – Segment reporting

During the three months ended January 31, 2011, the Company recorded a $0.7 million out of period adjustment to increase cost of product revenues to correct for immaterial errors in the computation of the intercompany inventory profit elimination related to the three months ended October 31, 2010. The adjustment increased the three months ended January 31, 2011 net loss and net loss per share by $0.7 million and $0.02 per share, respectively. As a result of recording this adjustment during the three months ended January 31, 2011, the financial statements as of and for the six months ended January 31, 2011 are correctly stated.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2011

	Life Sciences	Clinical Labs	Therapeutics	Other	Consolidated

Revenues:
Product revenues	$10,237	—	—	—	$10,237
Royalty and license fee income	1,219	—	—	—	1,219
Clinical laboratory services	—	$12,278	—	—	12,278

	11,456	12,278	—	—	23,734
Operating expenses:
Cost of product revenues	5,911	—	—	—	5,911
Cost of clinical laboratory services	—	7,492	—	—	7,492
Research and development	1,492	—	$529	—	2,021
Selling, general and administrative	4,299	4,578	—	$2,663	11,540
Provision for uncollectible accounts receivable	13	944	—	—	957
Legal	96	71	—	1,210	1,377

Total operating expenses	11,811	13,085	529	3,873	29,298

Operating loss	(355)	(807)	(529)	(3,873)	(5,564)

Other income (expense)
Interest	1	1	—	2	4
Other	—	7	—	55	62
Foreign exchange loss	(64)	—	—	—	(64)

Loss before income taxes	$(418)	$(799)	$(529)	$(3,816)	$(5,562)

Depreciation and amortization included above	$811	$243	$12	$33	$1,099

Share-based compensation included in above:
Cost of clinical laboratory services	—	$3	—	—	$3
Research and development	$7	—	—	—	7
Selling, general and administrative	20	18	—	$271	309

Total	$27	$21	—	$271	$319

Capital expenditures	$83	$248	—	$—	$331

Three months ended January 31, 2010

	Life Sciences	Clinical Labs	Therapeutics	Other	Consolidated

Revenues:
Product revenues	$10,767	—	—	—	$10,767
Royalty and license fee income	1,839	—	—	—	1,839
Clinical laboratory services	—	$10,580	—	—	10,580

	12,606	10,580	—	—	23,186
Operating expenses:
Cost of product revenues	5,322	—	—	—	5,322
Cost of clinical laboratory services	—	6,979	—	—	6,979
Research and development	1,714	—	$636	—	2,350
Selling, general and administrative	4,979	5,048	—	$3,515	13,542
Provision for uncollectible accounts receivable	—	510	—	—	510
Legal	50	33	—	743	826
Litigation settlement and related legal costs	—	—	—	3,698	3,698

Total operating expenses	12,065	12,570	636	7,956	33,227

Operating income (loss)	541	(1,990)	(636)	(7,956)	(10,041)

Other income (expense)
Interest income	—	—	—	5	5
Other	(80)	16	—	—	(64)
Foreign exchange loss	(110)	—	—	—	(110)

Income (loss) before income taxes	$351	$(1,974)	$(636)	$(7,951)	$(10,210)

Depreciation and amortization included above	$943	$255	$14	$32	$1,244

Share-based compensation included in above:
Cost of clinical laboratory services	—	$2	—	—	$2
Research and development	$3	—	—	—	3
Selling, general and administrative and legal	33	17	—	$203	253

Total	$36	19	—	$203	$258

Capital expenditures	$370	$535	—	$11	$916

Six months ended January 31, 2011

	Life Sciences	Clinical Labs	Therapeutics	Other	Consolidated

Revenues:
Product revenues	$20,421	—	—	—	$20,421
Royalty and license fee income	4,297	—	—	—	4,297
Clinical laboratory services	—	$24,668	—	—	24,668

	24,718	24,668	—	—	49,386
Operating expenses:
Cost of product revenues	10,516	—	—	—	10,516
Cost of clinical laboratory services	—	15,065	—	—	15,065
Research and development	2,757	—	$1,021	—	3,778
Selling, general and administrative	8,547	9,098	—	$4,927	22,572
Provision for uncollectible accounts receivable	7	2,025	—	—	2,032
Legal	195	161	—	1,717	2,073

Total operating expenses	22,022	26,349	1,021	6,644	56,036

Operating income (loss)	2,696	(1,681)	(1,021)	(6,644)	(6,650)

Other income (expense)
Interest	(1)	(3)	—	13	9
Other	3	10	—	63	76
Foreign exchange loss	(56)	—	—	—	(56)

Income (loss) before income taxes	$2,642	$(1,674)	$(1,021)	$(6,568)	$(6,621)

Depreciation and amortization included above	$1,581	$492	$24	$65	$2,162

Share-based compensation included in above:
Cost of clinical laboratory services	—	$6	—	—	$6
Research and development	$10	—	—	—	10
Selling, general and administrative	46	33	—	$551	630

Total	$56	$39	—	$551	$646

Capital expenditures	$196	$377	—	$—	$573

Six months ended January 31, 2010

	Life Sciences	Clinical Labs	Therapeutics	Other	Consolidated

Revenues:
Product revenues	$21,511	—	—	—	$21,511
Royalty and license fee income	5,150	—	—	—	5,150
Clinical laboratory services	—	$21,690	—	—	21,690

	26,661	21,690	—	—	48,351
Operating expenses:
Cost of product revenues	10,377	—	—	—	10,377
Cost of clinical laboratory services	—	13,759	—	—	13,759
Research and development	3,490	—	$1,304	—	4,794
Selling, general, and administrative	10,126	9,229	—	$5,767	25,122
Provision for uncollectible accounts receivable	—	1,422	—	—	1,422
Legal	76	104	—	902	1,082
Litigation settlement and related legal costs	—	—	—	3,698	3,698

Total operating expenses	24,069	24,514	1,304	10,367	60,254

Operating income (loss)	2,592	(2,824)	(1,304)	(10,367)	(11,903)

Other income (expense):
Interest income	—	—	—	14	14
Other	(77)	32	—	—	(45)
Foreign exchange loss	(168)	—	—	—	(168)

Income (loss) before income taxes	$2,347	$(2,792)	$(1,304)	$(10,353)	$(12,102)

Depreciation and amortization included above	$1,609	$490	$27	$61	$2,187

Share-based compensation included in above:
Cost of clinical laboratory services	—	$5	—	—	$5
Research and development	$6	—	—	—	6
Selling, general and administrative and legal	65	42	—	$462	569

Total	$71	$47	—	$462	$580

Capital expenditures	$825	$1,157	—	$62	$2,044

Note 13 - Contingencies

On or about September 22, 2010, Mayflower Partners, L.P. f/k/a Biomol International, L.P. (“Mayflower”) filed an action against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (together “Enzo”) in the United States District Court for the Southern District of New York, alleging breach of the stock and asset purchase agreement dated as of May 8, 2008 between Enzo and Mayflower (the “Agreement”). Pursuant to the Agreement, the Company acquired the assets of Mayflower, and agreed, among other things, to make certain contingent earn-out payments to Mayflower, accounted for as additional purchase price consideration, if certain performance thresholds were met for each of the two annual periods following the closing. Mayflower alleges that Enzo breached the Agreement by allegedly failing to operate the acquired business in good faith during the second earn-out period and engaging in conduct the primary purpose of which was to avoid making a second earn-out period payment under the Agreement. In addition, Mayflower claims that Enzo breached the Agreement by allegedly failing to provide the documentation appropriate to support the calculation of defined financial criteria for the second earn-out period as required under the Agreement. As part of the litigation, Mayflower moved by Order to Show cause to enjoin the accounting procedure specified under the Agreement. Mayflower’s motion was heard by a U.S. District Court Judge on September 27, 2010, who directed that the parties first go forward with the accounting procedure, as provided under the Agreement, before moving further with the litigation. The parties were unable to resolve the dispute through the accounting procedure. On January 27, 2011, Mayflower filed an amended complaint. On February 25, 2011, Enzo filed an answer to the amended complaint and on March 4, 2011 filed an amended counterclaim seeking fees and expense of the suit as provided under the Agreement. As provided under the Agreement, Mayflower’s maximum recovery in the event that it is successful on either the accounting or in litigation is settlement of the $2.5 million contingent earn-out in either Enzo common stock or cash, as set forth in the Agreement, plus attorney’s fees. Enzo denies that it is in breach of the Agreement and will vigorously defend the suit.

Lawrence F. Glaser and Maureen Glaser, individually and on behalf of Kimberly, Erin, Hannah, and Benjamin Glaser v. Hyman Gross, Barry Weiner, Enzo Biochemical Inc., Elazar Rabbani, Shahram Rabbani, John Delucca, Dean Engelhardt, Richard Keating, Doug Yates, and Does 1-50, Case No. CA-02-1242-A, U.S. District Court for the Eastern District of Virginia. This action was commenced on or about March 6, 2002 by an investor in the Company who had filed for bankruptcy protection and for his family. The complaint alleged securities and common law fraud and breach of fiduciary duty and sought in excess of $150 million in damages. On August 22, 2002, the complaint was voluntarily dismissed; however a new substantially similar complaint was filed at the same time. On October 21, 2002, the Company and the other defendants filed a motion to dismiss the complaint, and the plaintiffs responded by amending the complaint and dropping their claims against defendants Keating and Yates. On November 18, 2002, the Company and the other defendants again moved to dismiss the Amended Complaint. On July 16, 2003, the Court issued a Memorandum Opinion dismissing the Amended Complaint in its entirety with prejudice. Plaintiffs thereafter moved for reconsideration but the Court denied the motion on September 8, 2003. Plaintiffs thereafter appealed the decision to the United States Court of Appeals for the Fourth Circuit. On March 21, 2005, the Fourth Circuit affirmed the lower Court’s prior dismissal of all claims asserted in the action with the sole exception of a portion of the claim for common law fraud and remanded that remaining portion of the action to the U.S. District Court for the Eastern District of Virginia. On May 20, 2005, defendants again moved the District Court to dismiss the sole remaining claim before it. On July 14, 2005, the District Court granted defendants’ renewed motion to dismiss. On July 29, 2005, Plaintiffs moved to amend their Complaint and for reconsideration. On August 19, 2005, the Court denied Plaintiffs’ motion to amend and entered final judgment dismissing the Complaint. Plaintiffs then appealed the order and judgment to the Fourth Circuit. On September 21, 2006, the United States Court of Appeals for the Fourth Circuit affirmed the dismissal of the Complaint. Thereafter, in March 2007, the United States Supreme Court denied the Glazers’ Petition for Certiorari. Nevertheless, on January 14, 2011, many years after it was finally dismissed, Glaser filed a motion for reconsideration of the dismissal of his case with the United States District Court for the Eastern District of Virginia, along with a motion for sanctions, claiming in pertinent part that the Court was defrauded. The Company has filed papers in opposition to the motion which is currently pending before the Court. The Company believes that the Glazers’ latest filing is frivolous and that it will be rejected by the Court, and intends in all events to defend vigorously any effort to re-open this long ago dismissed action.

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

Enzo Clinical Labs is a regional clinical laboratory serving the greater New York, New Jersey and Eastern Pennsylvania medical communities. The Company believes having clinical diagnostic services allows us to capitalize firsthand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive and personalized diagnostics. We offer a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, or search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of approximately 30 patient service centers throughout greater New York, New Jersey and Eastern Pennsylvania, a stand alone “stat” or rapid response laboratory in New York City, and a full-service phlebotomy and logistics department.

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

Results of Operations
Three months ended January 31, 2011 as compared to January 31, 2010

Comparative Financial Data for the Three Months Ended January 31,

	2011	2010	Increase (Decrease)	% Change

Revenues:
Product revenues	$10,237	$10,767	$(530)	(5)%
Royalty and license fee income	1,219	1,839	(620)	(34)
Clinical laboratory services	12,278	10,580	1,698	16

Total revenues	23,734	23,186	548	2

Operating expenses:
Cost of product revenues	5,911	5,322	589	11
Cost of clinical laboratory services	7,492	6,979	513	7
Research and development	2,021	2,350	(329)	(14)
Selling, general, and administrative	11,540	13,542	(2,002)	(15)
Provision for uncollectible accounts receivable	957	510	447	88
Legal	1,377	826	551	67
Litigation settlement and related legal costs	—	3,698	(3,698)	(100)

Total operating expenses	29,298	33,227	(3,929)	(12)

Operating loss	(5,564)	(10,041)	4,477	45

Other income (expense):
Interest income	4	5	(1)	(20)
Other	62	(64)	126	197
Foreign currency loss	(64)	(110)	46	42

Loss before income taxes	$(5,562)	$(10,210)	$4,648	46

Consolidated Results:

The “2011 period” and the “2010 period” refer to the three months ended January 31, 2011 and 2010, respectively.

Product revenues during the 2011 period was $10.2 million as compared to $10.7 million in the 2010 period, a decrease of $0.5 million or 5%, primarily due to the termination of certain supply agreements by the suppliers. The Company continuously analyzes the market to identify and enter into agreements with new suppliers.

Royalty and license fee income during the 2011 period was $1.2 million compared to $1.8 million in the 2010 period, a decrease of $0.6 million or 34%. The 2011 period royalties were earned from the reported net sales of Qiagen products subject to a license agreement and represent an increase of $0.1 million as compared to Qiagen royalties of $1.1 million in the 2010 period. During the 2011 period, the Company recognized no royalties or license fees from the Abbott licensing agreement. Abbott has notified Enzo that they have made a final royalty payment because they are unaware of any non-expired patents. Enzo is presently reviewing its patent portfolio and Abbott’s position. The licensing agreement between the parties remains in full force and effect and Enzo continues its commercialization efforts under the contract terms. In the 2010 period, royalties and license fees from the Abbott licensing agreement were $0.7 million. There are no direct expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2011 period were $12.3 million compared to $10.6 million in the 2010 period, an increase of $1.7 million or 16%. During the 2011 period, revenue increased due to net organic growth of 10% and an incremental increase of 6% in revenue related to a new payer contract with Empire Blue Cross of New York, effective August 1, 2010.

The cost of product revenues during the 2011 period was $5.9 million compared to $5.3 million in the 2010 period, an increase of $0.6 million or 11%. During the 2011 period, the Company recorded a $0.7 million out of period adjustment to increase cost of product revenues to correct for immaterial errors in the computation of the intercompany inventory profit elimination related to the three months ended October 31, 2010. The adjustment increased the three months ended January 31, 2011 net loss and net loss per share by $0.7 million and $0.02 per share, respectively. As a result of recording this adjustment during the three months ended January 31, 2011, the financial statements as of and for the six months ended January 31, 2011 are correctly stated. The 2011 period was also negatively impacted by higher salaries and other costs of production and the effect of volume and mix. The above increases were offset by lower costs attributed to the decline in product revenues.

The cost of clinical laboratory services during the 2011 period was $7.5 million as compared to $7.0 million in the 2010 period, an increase of $0.5 million or 7%. The Company incurred increased costs due to higher reagent costs and supplies of $0.5 million attributed to increased service volume, and higher personnel related costs of $0.2 million offset by a decrease in outside reference lab costs of $0.2 million. Reagent costs increased due to higher service volume and for certain tests that were previously sent to outside reference labs.

Research and development expenses were approximately $2.0 million during the 2011 period, compared to $2.3 million in the 2010 period, a decrease of $0.3 million or 14%. The decrease was attributed to lower costs of $0.2 million at Enzo Life Sciences primarily due to the realignment of the research and development workforce that occurred in July 2010 and a $0.1 million decline in clinical trial and related activities at the Therapeutics segment.

Selling, general and administrative expenses were approximately $11.5 million during the 2011 period as compared to $13.5 million in the 2010 period, a decrease of $2.0 million or 15%. The Enzo Life Sciences segment experienced a decrease of $0.7 million in the 2011 period primarily attributed to a decline of $0.2 million of marketing costs due to refocused spending, a $0.2 million decline in payroll related costs, $0.1 million decline related to changes in expense allocation, and the balance due to general decreases. At the Clinical Labs segment selling, general and administrative expenses decreased by $0.5 million primarily due to a decline in payroll of $0.1 million, a decrease in group medical benefit costs of $0.3 million, and a $0.2 million decrease in the 401(k) employer match which has been accrued quarterly as compared to the annual discretionary employer match in the 2010 period offset by a $0.1 million increase in sales commissions directly attributed to the increase in service revenues.. The Other segment’s general and administrative expenses decreased by $0.8 million during the 2011 period primarily due to decreases in outside consulting costs of $0.3 million, professional fees of $0.2 million and payroll and payroll related costs of $0.3 million due to quarterly bonus accruals in the 2011 period, as compared to annual discretionary bonus in the 2010 period.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $0.9 million for the 2011 period as compared to $0.5 million in the 2010 period, an increase of $0.4 million or 88%. As a percentage of Clinical Labs revenues the provision for uncollectible accounts increased to 7.8% in the 2011 period as compared to 4.8% in the 2010 period. The increase is attributed to the additional provision required due to increased service volume and changes in payer mix.

Legal expense was $1.4 million during the 2011 period compared to $0.8 million in the 2010 period, an increase of $0.6 million or 67% due to overall increases in legal services in the 2011 period relating to general legal and proxy matters.

During the 2010 period, in connection with the litigation settlement with Mr. Shahram K. Rabbani to settle all of his claims against the Company and certain of its executive officers, the Company agreed to pay a lump sum payment of $2.7 million. The Company recorded a settlement expense of approximately $3.7 million, consisting of the lump sum payment of $2.7 million and approximately $1.0 million of legal expenses incurred in connection with the claims.

Segment Results

The Life Sciences segment’s loss before taxes was $0.4 million for the 2011 period as compared to income before taxes of $0.4 million for the 2010 period. Product revenues decreased by $0.5 million in the 2011 period primarily due to termination of certain supply agreements by the suppliers. The Company continuously analyzes the market to identify and enter into agreements with new suppliers. Royalty and license fee income decreased by $0.6 million in the 2011 period due to the decrease in royalties from the Abbott license agreement. The segment’s 2011 period gross profit of $5.5 million was negatively impacted by the previously discussed changes in revenues and cost of product revenues. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, decreased by approximately $0.8 million during the 2011 period due to the lower marketing and selling expenses attributed to refocused and lower planned spending, lower payroll related costs, reduced research and development expenses principally due to the realignment of research and development workforce that occurred in July 2010, and the balance attributed to a decline in other general costs also part of the effort to reduce and refocus spending.

The Clinical Labs segment’s loss before taxes was $0.8 million for the 2011 period as compared to a loss of $2.0 million in the 2010 period. The revenue from laboratory services increased in the 2011 period by $1.7 million or 16% due to increased service volume due to net organic growth and the increased revenue due to the new payer contract with Empire Blue Cross of New York, effective August 2010. The 2011 period gross profit of $4.8 million increased due to the previously discussed changes in revenues and cost of clinical laboratory services volume. In the 2011 period, selling, general and administrative expense decreased by approximately $0.5 million primarily due to decreases in payroll, group medical benefit related costs, and 401(k) employer match costs, partially offset by increases in sales commissions. As a percentage of revenues, selling, general and administrative decreased to 37% from 48%. The provision for uncollectible accounts receivables increased by $0.4 million as compared to the 2010 period due the increased revenues and changes in payer mix.

The Therapeutics segment’s loss before income taxes was approximately $0.5 million for the 2011 period as compared to $0.6 million for the 2010 period. The decrease of $0.1 million in the 2011 period was primarily due to decreases in clinical trial activities due to the timing of such expenses being incurred and decreases in payroll related expenses.

The Other segment’s loss before taxes for the 2011 period was approximately $3.8 million as compared to $7.9 million in the 2010 period, a decrease of $4.1 million. For the 2011 period overall general and administrative expenses decreased by $0.8 million, including professional fees and payroll and benefit costs, partially attributed to the quarterly recording of bonuses as compared to the annual recording of discretionary bonuses in the 2010 period. Legal costs increased by $0.4 million over the 2010 period due increased general legal matters and proxy related costs. The 2010 period loss includes the litigation settlement and related legal costs of $3.7 million.

Results of Operations
Six months ended January 31, 2011 as compared to January 31, 2010

Comparative Financial Data for the Six Months Ended January 31,

	2011	2010	Increase (Decrease)	% Change

Revenues:
Product revenues	$20,421	$21,511	$(1,090)	(5)%
Royalty and license fee income	4,297	5,150	(853)	(17)
Clinical laboratory services	24,668	21,690	2,978	14

Total revenues	49,386	48,351	1,035	2

Operating expenses:
Cost of product revenues	10,516	10,377	139	1
Cost of clinical laboratory services	15,065	13,759	1,306	9
Research and development	3,778	4,794	(1,016)	(21)
Selling, general, and administrative	22,572	25,122	(2,550)	(10)
Provision for uncollectible accounts receivable	2,032	1,422	610	43
Legal	2,073	1,082	991	92
Litigation settlement and related legal costs	—	3,698	(3,698)	(100)

Total operating expenses	56,036	60,254	(4,218)	(7)

Operating loss	(6,650)	(11,903)	5,253	44

Other income (expense):
Interest income	9	14	(5)	(36)
Other	76	(45)	121	269
Foreign currency loss	(56)	(168)	112	67

Loss before income taxes	$(6,621)	$(12,102)	$5,481	45

Consolidated Results:

The “2011 period” and the “2010 period” refer to the six months ended January 31, 2011 and 2010, respectively.

Product revenues in the 2011 period was $20.4 million as compared to $21.5 million in the 2010 period, a decrease of $1.1 million or 5% primarily due to the termination of certain supply agreements by the suppliers. The Company continuously analyzes the market to identify and enter into agreements with new suppliers. The negative impact of foreign exchange was $0.1 million.

Royalty and license fee income during the 2011 period was $4.3 million compared to $5.1 million in the 2010 period, a decrease of $0.8 million or 17%. Royalties are primarily earned from the reported net sales of Qiagen products subject to a license agreement. During both the 2011 and 2010 periods, the Company recognized royalties of approximately $3.7 million from Qiagen. During the 2011 period, the Company recognized royalties and license fees from the Abbott license agreement of $0.5 million, a decrease of $0.9 million compared to the 2010 period. Abbott has notified Enzo that they have made a final royalty payment because they are unaware of any non-expired patents. Enzo is presently reviewing its patent portfolio and Abbott’s position. The Licensing Agreement between the parties remains in full force and effect and Enzo continues its commercialization efforts under the contract terms. The Company earned other royalties of $0.1 million during the 2011 period. There are no direct expenses relating to royalty and license fee income.

Clinical laboratory revenues during the 2011 period were $24.7 million compared to $21.7 million in the 2010 period, an increase of $3.0 million or 14%. During the 2011 period, revenue increased due to increased service volume from net organic growth of 9% and an incremental increase of 5% in revenue related to a new payer contract with Empire Blue Cross of New York, effective August 1, 2010.

The cost of product revenues during the 2011 period was $10.5 million compared to $10.4 million in the 2010 period, an increase of $0.1 million or 1%. Although product sales declined during the 2011 period, cost of product revenues was negatively impacted by higher salaries, other costs of production and product mix aggregating $0.6 million.

The cost of clinical laboratory services during the 2011 period was $15.1 million as compared to $13.8 million in the 2010 period, an increase of $1.3 million or 9%. The Company incurred increased costs attributed to increased service volume such as higher reagent costs and supplies of $1.0 million, and higher laboratory personnel and related costs of $0.5 million offset by a decrease in outside reference lab costs of $0.2 million. Reagent costs increased due to higher service volume and for certain tests that were previously sent to outside reference labs. Laboratory personnel and related costs increased primarily from the expansion of the patient service centers and incremental costs for a senior management individual hired during the second half of fiscal year 2010 offset by the realignment of personnel in July 2010 and other personnel related costs.

Research and development expenses were approximately $3.8 million during the 2011 period, compared to $4.8 million in the 2010 period, a decrease of $1.0 million or 21%. The decrease was attributed to lower costs of $0.7 million at Enzo Life Sciences primarily due to the realignment of the research and development workforce that occurred in July 2010 and a $0.3 million decline in clinical trial and related activities and payroll costs at the Therapeutics segment.

Selling, general and administrative expenses were approximately $22.6 million during the 2011 period as compared to $25.1 million in the 2010 period, a decrease of $2.5 million or 10%. The Enzo Life Sciences segment’s selling, general and administrative expenses declined by $1.6 million in the 2011 period, comprised of a decline of $0.8 million of marketing costs due to refocused and lower planned spending, a $0.5 million decline in payroll related costs, a $0.1 million decline related to changes in expense allocation, and the balance to a decline in other general costs. The Clinical Labs segment’s selling, general and administrative costs decreased by $0.1 million due to decreased group medical benefit costs of $0.3 million and $0.1 million in 401(k) employer match as compared to the annual discretionary match in the 2010 period, offset by increases in payroll costs of $0.1 million due to quarterly bonus accruals in the 2011 period as compared to the annual discretionary bonus in the 2010 period, and an increase of $0.2 million in sales commissions attributed to the increase in service volume. The Other segment’s general and administrative expenses decreased by $0.8 million primarily due to the decreases in outside consulting costs of $0.5 million and professional fees of $0.3 million.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $2.0 million for the 2011 period as compared to $1.4 million in the 2010 period, an increase of $0.6 million. As a percentage of revenues the provision for uncollectible accounts increased to 8.2% in the 2011 period as compared to 6.6% in the 2010 period. The increase is attributed the additional provision required due to increased service volume and changes in payer mix.

Legal expense was $2.1 million during the 2011 period compared to $1.1 million in the 2010 period. After giving effect to the non-recurring reimbursement in the 2010 period of $0.5 million in legal costs under our insurance policy, the overall increase in legal services in the 2011 period relates to general legal and proxy related matters.

During the 2010 period, in connection with the litigation settlement with Mr. Shahram K. Rabbani to settle all of his claims against the Company, and certain of its executive officers, the Company agreed to pay a lump sum payment of $2.7 million. The Company recorded a settlement expense of approximately $3.7 million, consisting of the lump sum payment of $2.7 million and approximately $1.0 million of legal expenses incurred in connection with the claims.

During the 2011 and 2010 periods, the loss on foreign currency transactions was $0.1 million and $0.2 million respectively. The 2011 period loss was due to the impact European currency fluctuations had on settled transactions. The 2010 period loss was primarily due to a non-cash loss on an intercompany term loan denominated in British pounds sterling.

Segment Results

The Life Sciences segment’s income before taxes was $2.6 million for the 2011 period as compared to $2.3 million for the 2010 period. Product revenues decreased by $1.1 million in the 2011 period primarily due to termination of certain supply agreements by the suppliers. The Company continuously analyzes the market to identify and enter into agreements with new suppliers. The decrease in royalty and license fee income of $0.8 million in the 2011 period was attributed to decreases in royalty and fee income from the Abbott license agreement after the first quarter of the 2011 period. The segment’s gross profit of $14.2 million in the 2011 period was negatively impacted by the previously discussed changes in revenues and cost of product revenues. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, decreased by approximately $2.2 million during the 2011 period primarily due to the lower marketing and selling expenses attributed to refocused and lower planned spending, a decline in payroll related costs, reduced research and development expenses principally due to the realignment of research and development workforce that occurred in July 2010, and the balance to a decline in other general costs, also part of the effort to reduce and refocus spending.

The Clinical Labs segment’s loss before taxes was $1.7 million for the 2011 period as compared to a loss of $2.8 million in the 2010 period. The revenue from laboratory services increased in the 2011 period by $3.0 million due to increased service volume from net organic growth of 9% and the 5% increase in revenue due to the new payer contract with Empire Blue Cross of New York effective August 2010. The 2011 period gross profit of $9.6 million improved over the 2010 period due to the previously discussed changes in service revenues and cost of laboratory services. Selling, general and administrative expense decreased by approximately $0.1 million primarily due to decreases in group medical benefit costs and 401(k) employer match, partially offset by increases in payroll and sales commissions costs. The provision for uncollectible accounts receivables increased by $0.6 million as compared to the 2010 period due to the increase in service volume and changes in payer mix.

The Therapeutics segment’s loss before income taxes was approximately $1.0 million for the 2011 period as compared to a loss of $1.3 million for the 2010 period. The decrease in the segment loss of $0.3 million was primarily due to decreases in clinical trial activities due to timing of such expenses being incurred and a decrease in payroll related expenses.

The Other segment’s loss before taxes for the 2011 period was approximately $6.6 million as compared to $10.4 million in the 2010 period, a decrease of $3.8 million. During the 2011 period, there was an increase in other income of $0.1 million and a decrease of $0.8 million in selling, general and administrative due to lower consulting costs and professional fees, partially attributed to the July 2010 planned cost reductions offset by an increase of $0.8 million in legal fees for general legal and proxy related costs. Further, the 2010 period loss included a litigation settlement and related legal costs of $3.7 million.

Liquidity and Capital Resources

At January 31, 2011, the Company had cash and cash equivalents of $9.0 million and short-term investments of $21.8 million, or $30.8 million in aggregate as compared to $33.6 million at July 31, 2010. Short term investments are in U.S. Government Treasury bills. The Company had working capital of $37.5 million at January 31, 2011 compared to $42.2 million at July 31, 2010. The decrease in working capital of $4.7 million was primarily the result of the net loss and funding capital expenditures during the 2011 period.

Net cash used in operating activities for the six months ended January 31, 2011 was approximately $2.2 million as compared to $3.7 million for the six months ended January 31, 2010. The decrease in net cash used in operating activities in the 2011 period over the 2010 period of approximately $1.6 million was primarily attributed to the decrease in the net loss of $5.3 million, and an increase in non-cash adjustments in the 2011 period over the 2010 period of $0.6 million offset by a net decrease in the changes in operating assets and liabilities of $4.3 million from the 2010 to 2011 period, primarily relating to accounts receivable, inventories and accrued liabilities.

Net cash provided by investing activities was approximately $2.3 million compared to $4.9 million in the year ago period, a decrease of $2.7 million. The decrease is primarily due to the net maturities of short term investments in US Government instruments of $3.0 million in the 2011 period as compared to $7.0 million in the 2010 period offset by capital expenditures of $0.6 million in 2011 period as compared to $2.0 million in the 2010 period.

Biomol International L.P.

On or about September 22, 2010, Mayflower Partners, L.P. f/k/a Biomol International, L.P. (“Mayflower”) filed an action against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (together “Enzo”) in the United States District Court for the Southern District of New York, alleging breach of the stock and asset purchase agreement dated as of May 8, 2008 between Enzo and Mayflower (the “Agreement”). Pursuant to the Agreement, the Company acquired the assets of Mayflower, and agreed, among other things, to make certain contingent earn-out payments to Mayflower, accounted for as additional purchase price consideration, if certain performance thresholds were met for each of the two annual periods following the closing. Mayflower alleges that Enzo breached the Agreement by allegedly failing to operate the acquired business in good faith during the second earn-out period and engaging in conduct the primary purpose of which was to avoid making a second earn-out period payment under the Agreement. In addition, Mayflower claims that Enzo breached the Agreement by allegedly failing to provide the documentation appropriate to support the calculation of defined financial criteria for the second earn-out period as required under the Agreement. As part of the litigation, Mayflower moved by Order to Show cause to enjoin the accounting procedure specified under the Agreement. Mayflower’s motion was heard by a U.S. District Court Judge on September 27, 2010, who directed that the parties first go forward with the accounting procedure, as provided under the Agreement, before moving further with the litigation. The parties were unable to resolve the dispute through the accounting procedure. On January 27, 2011, Mayflower filed an amended complaint. On February 25, 2011, Enzo filed an answer to the amended complaint and on March 4, 2011 filed an amended counterclaim seeking fees and expense of the suit as provided under the Agreement. As provided under the Agreement, Mayflower’s maximum recovery in the event that it is successful on either the accounting or in litigation is settlement of the $2.5 million contingent earn-out in either Enzo common stock or cash, as set forth in the Agreement, plus attorney’s fees. Enzo denies that it is in breach of the Agreement and will vigorously defend the suit.

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

Off Balance Sheet Arrangements

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

The following are tables of the Clinical Labs segment’s net revenues and percentages by revenue category for the three and six months ended January 31, 2011 and 2010:

Net revenues

	Three months ended January 31, 2011		Three months ended January 31, 2010

Revenue category
Medicare	$2,845	23%	$2,716	26%
Third-party payer	5,703	46	4,681	44
Patient self-pay	2,512	21	2,020	19
HMO’s	1,218	10	1,163	11

Total	$12,278	100%	$10,580	100%

Net revenues

	Six months ended January 31, 2011		Six months ended January 31, 2010

Revenue category
Medicare	$5,624	23%	$5,570	26%
Third-party payer	11,327	46	9,551	44
Patient self-pay	5,201	21	4,157	19
HMO’s	2,516	10	2,412	11

Total	$24,668	100%	$21,690	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 22% and 25% of the Clinical Labs net revenues for the three months ended January 31, 2011 and 2010, respectively, and 22% and 26% for the six months ended January 31, 2011 and 2010, respectively.

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

During the three months ended January 31, 2011 and 2010, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 84.1% and 83.1, respectively, of gross billings. During the six months ended January 31, 2011 and 2010, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 83.9% and 82.8%, respectively, of gross billings. The Company believes the negative impact on revenues from the decline in reimbursement rates or the shift to managed care, other primary third party payers, or similar arrangements may be offset by the positive impact of the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $1,523,000 and $1,260,000 for the six months ended January 31, 2011 and 2010, respectively, and a change in the net accounts receivable of approximately $369,000 as of January 31, 2011.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At January 31, 2011 and July 31, 2010, approximately 49% and 45%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which approximately $2.3 million or 36% and $2.0 million or 28% represents foreign receivables as of January 31, 2011 and July 31, 2010 respectively, includes royalty receivables of $1.2 million and $3.2 million, as of January 31, 2011 and July 31, 2010, respectively, of which approximately $1.2 million and $2.6 million, respectively is from Qiagen Corporation (Note 11).

Net accounts receivable

Billing category	As of January 31, 2011		As of July 31, 2010

Clinical Labs
Medicare	$942	15%	$849	14%
Third party payers	2,372	39	2,664	46
Patient self-pay	2,544	41	2,024	35
HMO’s	285	5	296	5

Total Clinical Labs	6,143	100%	5,833	100%

Total Life Sciences	6,410		7,173

Total accounts receivable	$12,553		$13,006

Changes in the Company’s allowance for doubtful accounts are as follows:

	Six months ended January 31, 2011	Twelve months ended July 31, 2010

Beginning balance	$2,839	$4,786
Provision for doubtful accounts	2,032	3,480
Write-offs, net	(1,504)	(5,427)

Ending balance	$3,367	$2,839

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the six months ended January 31, 2011 and 2010, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of January 31, 2011	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%

1-30 days	$20,730	58%	$2,845	51%	$10,328	60%	$3,904	41%	$3,653	99%
31-60 days	4,353	12%	511	9%	1,922	11%	1,900	20%	20	1%
61-90 days	2,954	8%	406	7%	1,418	8%	1,119	12%	11	—%
91-120 days	3,714	10%	362	7%	915	5%	2,423	26%	14	—%
121-150 days	1,318	4%	335	6%	970	6%	9	—%	4	—%
Greater than 150 days*	2,849	8%	1,084	20%	1,683	10%	80	1%	2	—%

Totals	$35,918	100%	$5,543	100%	$17,236	100%	$9,435	100%	$3,704	100%

As of July 31, 2010	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%

1-30 days	$21,678	66%	$2,886	57%	$10,846	64%	$4,242	59%	$3,704	99%
31-60 days	4,256	13%	439	9%	2,458	15%	1,344	18%	15	1%
61-90 days	2,565	8%	281	6%	1,337	8%	935	13%	12	—%
91-120 days	1,771	5%	248	5%	850	5%	671	9%	2	—%
121-150 days	936	3%	236	4%	696	4%	2	—%	2	—%
Greater than 150 days**	1,733	5%	967	19%	711	4%	52	1%	3	—%

Totals	$32,939	100%	$5,057	100%	$16,898	100%	$7,246	100%	$3,738	100%

*	Total includes $890 fully reserved over 210 days as of January 31, 2011.

**	Total includes $805 fully reserved over 210 days as of July 31, 2010.

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

Intangible Assets

Intangible assets (exclusive of patents), arose primarily from acquisitions and primarily consist of customer relationships, trademarks, licenses, employment and non-compete agreements, and website and database content. Finite-lived intangible assets are amortized according to their estimated useful lives, which range from 4 to 15 years. The Company has capitalized certain legal costs directly incurred in pursuing patent applications as patent costs. When such applications result in an issued patent, the related costs are amortized over a ten year period or the life of the patent, whichever is shorter, using the straight-line method. The Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance relating to that patent is immediately expensed.

Accrual for Self-funded Medical

Accruals for self-funded medical insurance are determined based on a number of assumptions and factors, including historical payment trends, claims history and current estimates. These estimated liabilities are not discounted. If actual trends differ from these estimates, the financial results could be impacted. As of January 31, 2011, the Company has established a reserve of $0.3 million, which is included in accrued liabilities, for claims that have been reported but not paid and for claims incurred but not reported.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at January 31, 2011, our assets and liabilities would increase or decrease by $2.0 million and $0.9 million, respectively, and our net sales and net (loss) or earnings would increase or decrease by $1.5 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at January 31, 2011, our pre-tax earnings would be favorably or unfavorably impacted by approximately $0.3 million, on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid short term money market funds and short term investments in U.S. Treasury bills. Changes in interest rates may affect the investment income we earn on money market funds and short term investments and therefore affect our cash flows and results of operations. As of January 31, 2011, we were exposed to interest rate change market risk with respect to our money market accounts and short term investments totaling $23.8 million. The money market accounts and short-term investments yield or bear interest rates ranging from 0% to 0.4%. As of January 31, 2011, based on the investments held, it is determined that we have no material interest rate risk.

As of January 31, 2011, we did not maintain any fixed or variable interest rate financing.

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

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2010 filed with the Securities and Exchange Commission except as discussed in Note 13.

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

ENZO BIOCHEM, INC.

(Registrant)

Date: March 14, 2011	by:	/s/ Barry Weiner

Chief Financial Officer, Principal Accounting Officer, Treasurer and Director