Form 10-Q
period 2011-04-30
ENZO BIOCHEM INC
filed 2011-06-09
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Yes ☐ No ☒

As of June 1, 2011 the Registrant had approximately 38,589,100 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
April 30, 2011

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30, 2011 (unaudited)	July 31, 2010 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$9,709	$8,759
Short term investments	17,808	24,807
Accounts receivable, net of allowances	13,770	13,006
Inventories	9,697	8,882
Prepaid expenses	2,082	2,284

Total current assets	53,066	57,738

Property, plant and equipment, net	10,908	11,858
Goodwill	25,819	24,943
Intangible assets, net	20,040	20,368
Other	442	338

Total assets	$110,275	$115,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$7,150	$6,455
Accrued liabilities	8,105	8,509
Other current liabilities	557	572
Deferred taxes	53	21

Total current liabilities	15,865	15,557

Deferred taxes	2,672	2,582
Other	91	90

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 39,034,441 at April 30, 2011 and 38,782,725 at July 31, 2010	390	388
Additional paid-in capital	305,654	306,561
Less treasury stock at cost: 450,014 shares at April 30, 2011 and 623,848 shares at July 31, 2010	(6,387)	(8,854)
Accumulated deficit	(210,891)	(201,954)
Accumulated other comprehensive income	2,881	875

Total stockholders’ equity	91,647	97,016

Total liabilities and stockholders’ equity	$110,275	$115,245

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010

Revenues:
Product revenues	$10,935	$11,089	$31,356	$32,599
Royalty and license fee income	1,083	1,894	5,380	7,044
Clinical laboratory services	13,809	10,805	38,477	32,494

Total revenues	25,827	23,788	75,213	72,137

Operating expenses:
Cost of product revenues	5,195	5,394	15,708	15,771
Cost of clinical laboratory services	8,268	7,863	23,333	21,623
Research and development	2,053	2,479	5,831	7,273
Selling, general, and administrative	10,877	11,795	33,450	36,841
Provision for uncollectible accounts receivable	1,005	650	3,037	2,073
Legal	695	(127)	2,767	1,030
Litigation settlement and related legal costs	—	—	—	3,698

Total operating expenses	28,093	28,054	84,126	88,309

Operating loss	(2,266)	(4,266)	(8,913)	(16,172)

Other income (expense):
Interest income	2	3	10	13
Other	71	20	147	6
Foreign currency gain (loss)	191	(156)	135	(351)

Loss before income taxes	(2,002)	(4,399)	(8,621)	(16,504)
Provision for income taxes	108	177	316	216

Net loss	$(2,110)	$(4,576)	$(8,937)	$(16,720)

Net loss per common share:
Basic and Diluted	$(0.05)	$(0.12)	$(0.23)	$(0.44)

Weighted average common shares outstanding:
Basic and Diluted	38,478	38,095	38,279	37,950

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE (LOSS) INCOME
Nine months ended April 30, 2011
(UNAUDITED)
(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive (Loss) Income

Balance at July 31, 2010	38,782,725	623,848	$388	$306,561	$(8,854)	$(201,954)	$875	$97,016
Net loss for the period ended April 30, 2011	—	—	—	—	—	(8,937)	—	(8,937)	$(8,937)
Vesting of restricted stock	251,716	—	2	—	—	—	—	2	—
Stock based compensation charges	—	—	—	870	—	—	—	870	—
Issuance of treasury stock for employee 401(k) plan match	—	(173,834)	—	(1,777)	2,467	—	—	690	—
Foreign currency translation adjustments	—	—	—	—	—	—	2,006	2,006	2,006

Comprehensive loss									$(6,931)

Balance at April 30, 2011	39,034,441	450,014	$390	$305,654	$(6,387)	$(210,891)	$2,881	$91,647

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended April 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(8,937)	$(16,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	2,133	2,050
Amortization of intangible assets	1,138	1,174
Provision for uncollectible accounts receivable	3,037	2,073
Provision for excess or obsolete inventory	308	—
Deferred income tax benefit	(126)	(136)
Share based compensation charges	870	851
Share based 401(k) employer match expense	500	923
Deferred revenue recognized	(38)	(337)
Foreign currency (gain) loss on intercompany loan	(183)	237

Changes in operating assets and liabilities:
Accounts receivable	(3,697)	(1,574)
Inventories	(968)	(807)
Prepaid expenses	215	388
Accounts payable – trade	736	336
Accrued liabilities	(178)	(1,985)
Other current liabilities	23	286
Other liabilities	1	—

Total adjustments	3,771	3,479

Net cash used in operating activities	(5,166)	(13,241)

Cash flows from investing activities:
Purchases of short term investments	(136,837)	(177,028)
Maturities of short term investments	143,836	194,529
Capital expenditures	(1,021)	(2,569)
(Increase) decrease in security deposits and other	(105)	25

Net cash provided by investing activities	5,873	14,957

Effect of exchange rate changes on cash and cash equivalents	243	(48)

Increase in cash and cash equivalents	950	1,668
Cash and cash equivalents - beginning of period	8,759	6,929

Cash and cash equivalents - end of period	$9,709	$8,597

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2011
and for the three and nine months ended
April 30, 2011 and 2010
(Unaudited)
(in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of April 30, 2011, the consolidated statement of stockholders’ equity and comprehensive (loss) income for the nine months ended April 30, 2011, the consolidated statements of cash flows for the nine months ended April 30, 2011 and 2010, and the consolidated statements of operations for the three and nine months ended April 30, 2011 and 2010, are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2010 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011.

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

Reclassifications

Certain amounts in prior year period have been reclassified to conform to current year presentation. For the third quarter ended April 30, 2010, the Company reclassified approximately $275 of payroll related expenses previously included in selling, general and administrative expense to cost of clinical laboratory services.

Note 2 – Short-term Investments

At April 30, 2011 and July 31, 2010, the Company’s short-term investments, whose fair value approximates cost, are in U.S. Treasury bills, which are purchased at discounts with remaining maturities of under ninety days.

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

At April 30, 2011 and July 31, 2010 the Company’s short-term investments are classified as Level 1 assets.

Note 3 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for the three and nine months ended April 30, 2011 and 2010 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

For the three and nine months ended April 30, 2011 and 2010, there were no potential net shares excluded from the computation of diluted net loss per share from exercise of “in the money” stock options or from restricted stock awards.

The following table summarizes the number of “out of the money” options excluded from the computation of diluted net loss per share because the effect of their potential exercise is anti-dilutive.

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010

“Out of the money” employee and director stock options	839,814	1,132,400	996,851	1,163,400

Note 4 – Share-based compensation

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010

Cost of clinical laboratory services	$2	$3	$8	$9
Research and development	6	4	16	10
Selling, general and administrative	216	264	846	832

	$224	$271	$870	$851

No excess tax benefits were recognized during the nine month periods ended April 30, 2011 and 2010.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the nine month period ended April 30, 2011 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at August 1, 2010	1,132,450	$14.30	$—

Exercised	—	—
Cancelled	(292,636)	$12.69

Outstanding and exercisable at end of period	839,814	$14.86	$—

As of April 30, 2011, there was no unrecognized compensation cost related to unvested stock option-based compensation.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the nine months ended April 30, 2011 is as follows:

	Awards	Weighted Average Award Price

Unvested at August 1, 2010	417,578	$5.50
Awarded	4,000	$4.43
Vested	(251,716)	$5.02
Forfeited	(5,950)	$7.27

Unvested at end of period	163,912	$6.15

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of April 30, 2011, there was approximately $0.8 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of one year.

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

The total number of shares available for grant as equity awards under the 2011 Plan is 2,996,000 as of April 30, 2011.

Note 5 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company’s consolidated statements of cash flows is as follows:

	Nine months ended April 30,
	2011	2010

Taxes paid – net	$104	$162

Interest paid	$28	$25

Note 6 – Comprehensive loss and Accumulated Other Comprehensive Income

During the three months ended April 30, 2011 and 2010, total comprehensive loss was approximately $1.1 million and $4.4 million, respectively. During the nine months ended April 30, 2011 and 2010, total comprehensive loss was approximately $6.9 million and $16.3 million, respectively. At April 30, 2011 and July 31, 2010, the accumulated other comprehensive income relates to foreign currency translation adjustments.

Note 7- Inventories

Inventories consist of the following:

	April 30, 2011	July 31, 2010

Raw materials	$1,029	$921
Work in process	2,540	2,136
Finished products	6,128	5,825

	$9,697	$8,882

Note 8 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows:

	Enzo Life Sciences	Enzo Clinical Labs	Total

Balance August 1, 2010	$17,491	$7,452	$24,943
Foreign currency translation	876	—	876

Balance April 30, 2011	$18,367	$7,452	$25,819

Intangible assets, all of which are included in the Life Sciences segment, consist of the following:

	April 30, 2011			July 31, 2010

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(10,246)	$781	$11,027	$(10,154)	$873
Customer relationships	12,603	(3,152)	9,451	12,099	(2,248)	9,851
Non-compete and employment agreements	521	(512)	9	478	(396)	82
Website and acquired content	1,044	(688)	356	1,009	(489)	520
Licensed technology and other	655	(332)	323	628	(285)	343
Indefinitely-lived intangible assets:
Trademarks	9,120	—	9,120	8,699	—	8,699

Total	$34,970	$(14,930)	$20,040	$33,940	$(13,572)	$20,368

At April 30, 2011, the weighted average useful life of finite-lived intangible assets was approximately eight years.

For financial reporting purposes, useful lives for intangibles acquired in the Life Sciences acquisitions have been assigned as follows:

Customer relationships	8-15 years
Trademarks	Indefinite
Other intangibles	4-5 years

Note 9 – Accrued Liabilities and Other Current Liabilities

At April 30, 2011 and July 31, 2010, accrued liabilities consist of:

	April 30, 2011	July 31, 2010

Legal	$970	$877
Payroll, benefits, and commissions	3,434	4,012
Professional fees	1,030	963
Research and development	716	716
Other	1,955	1,941

	$8,105	$8,509

At April 30, 2011 and July 31, 2010, other current liabilities consist of:

	April 30, 2011	July 31, 2010

Deferred revenue	$437	$496
Other	120	76

	$557	$572

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate for the three months ended April 30, 2011 was 5.4% compared to 4.0% during the three months ended April 30, 2010. The tax provision for the periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for inventory. The Company’s effective tax rate for the nine months ended April 30, 2011 was 3.7% compared to 1.3% during the nine months ended April 30, 2010. The tax provision for the periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for inventory.

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

The Company files a consolidated Federal income tax return. The Company files combined returns with California and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2008 through July 31, 2010.

The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense. As of April 30, 2011, there is no liability related to unrecognized tax benefits.

Note 11 – Royalty and licensing income

The Company has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During each of the three months ended April 30, 2011 and 2010, the Company recorded royalty income under the Agreement of approximately $1.1 million. During each of the nine months ended April 30, 2011 and 2010, the Company recorded royalty income under the Agreement of approximately $4.8 million.

In April 2007 Enzo Life Sciences, Inc. (“Life Sciences”) and Abbott Molecular Inc. (“Abbott”) entered into an agreement, which is still in effect, covering the supply of certain of Enzo Life Sciences products to Abbott for use in their product line. The parties also entered into a limited non-exclusive royalty bearing cross-licensing agreement (“Licensing Agreement”) for various patents. The Licensing Agreement requires each party to pay royalties, as defined through the lives of related non-expired patents. In connection with a component of the Licensing Agreement, Abbott paid a one-time fee of $1.5 million relating to a fully paid-up license and sublicense, as defined. The one-time fee was recognized as revenue through August 31, 2010 representing the longest expected patent life of the related patents. Abbott has notified the Company that they have made a final royalty payment because they are unaware of any non-expired patents. The Company is presently reviewing its patent portfolio and Abbott’s position. The Licensing Agreement between the parties remains in full force and effect and the Company continues its commercialization efforts under the contract terms.

During the three months ended April 30, 2011, the Company recorded no royalties or license fees under the Licensing Agreement. During the three months ended April 30, 2010, the Company recorded approximately $0.8 million in royalties and license fee income under the Licensing Agreement. During the nine months ended April 30, 2011 and 2010, the Company recorded $0.5 and $2.2 million, respectively in royalties and license fees from the Licensing Agreement. Royalty and licensing income is included in the Life Sciences segment.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2011

	Life Sciences	Clinical Labs	Therapeutics	Other	Consolidated

Revenues:
Product revenues	$10,935	—	—	—	$10,935
Royalty and license fee income	1,083	—	—	—	1,083
Clinical laboratory services	—	$13,809	—	—	13,809

	12,018	13,809	—	—	25,827

Operating expenses:
Cost of product revenues	5,195	—	—	—	5,195
Cost of clinical laboratory services	—	8,268	—	—	8,268
Research and development	1,544	—	$509	—	2,053
Selling, general and administrative	4,280	4,526	—	$2,071	10,877
Provision for uncollectible accounts receivable	—	1,005	—	—	1,005
Legal	109	79	—	507	695

Total operating expenses	11,128	13,878	509	2,578	28,093

Operating income (loss)	890	(69)	(509)	(2,578)	(2,266)

Other income (expense)
Interest	(1)	(1)	—	4	2
Other	(8)	7	—	72	71
Foreign exchange gain	191	—	—	—	191

Income (loss) before income taxes	$1,072	$(63)	$(509)	$(2,502)	$(2,002)

Depreciation and amortization included above	$785	$256	$11	$32	$1,084

Share-based compensation included in above:
Cost of clinical laboratory services	—	$2	—	—	$2
Research and development	$6	—	—	—	6
Selling, general and administrative	25	18	—	$173	216

Total	$31	$20	—	$173	$224

Capital expenditures	$108	$340	—	$—	$448

Three months ended April 30, 2010

	Life Sciences	Clinical Labs	Therapeutics	Other		Consolidated

Revenues:
Product revenues	$11,089	—	—		—	$11,089
Royalty and license fee income	1,894	—	—		—	1,894
Clinical laboratory services	—	$10,805	—		—	10,805

	12,983	—	—		—	23,788

Operating expenses:
Cost of product revenues	5,394	—	—		—	5,394
Cost of clinical laboratory services	—	7,863	—		—	7,863
Research and development	1,858		$621		—	2,479
Selling, general and administrative	5,028	4,446	—		$2,321	11,795
Provision for uncollectible accounts receivable	—	650	—		—	650
Legal	21	80	—		(228)	(127)

Total operating expenses	12,301	13,039	621		2,093	28,054

Operating income (loss)	682	(2,234)	(621)		(2,093)	(4,266)

Other income (expense)
Interest	(2)	—	—		5	3
Other	13	7	—		—	20
Foreign exchange loss	(156)	—	—		—	(156)

Income (loss) before income taxes	$537	$(2,227)	$(621)		$(2,088)	$(4,399)

Depreciation and amortization included above	$744	$249	$12		$33	$1,038

Share-based compensation included in above:
Cost of clinical laboratory services	$—	3	—		—	$3
Research and development	4	$—	—		—	4
Selling, general and administrative and legal	16	21	$—		$227	264

Total	$20	24	$—		$227	$271

Capital expenditures	$257	$268	$—	$		$525

Nine months ended April 30, 2011

	Life Sciences	Clinical Labs	Therapeutics	Other	Consolidated

Revenues:
Product revenues	$31,356	—	—	—	$31,356
Royalty and license fee income	5,380	—	—	—	5,380
Clinical laboratory services	—	$38,477	—	—	38,477

	36,736	38,477	—	—	75,213

Operating expenses:
Cost of product revenues	15,708	—	—	—	15,708
Cost of clinical laboratory services	—	23,333	—	—	23,333
Research and development	4,301	—	$1,530	—	5,831
Selling, general and administrative	12,833	13,618	—	$6,999	33,450
Provision for uncollectible accounts receivable	—	3,037	—	—	3,037
Legal	303	241	—	2,223	2,767

Total operating expenses	33,145	40,229	1,530	9,222	84,126

Operating income (loss)	3,591	(1,752)	(1,530)	(9,222)	(8,913)

Other income (expense)
Interest	(2)	(4)	—	16	10
Other	(4)	17	—	134	147
Foreign exchange gain	135	—	—	—	135

Income (loss) before income taxes	$3,720	$(1,739)	$(1,530)	$(9,072)	$(8,621)

Depreciation and amortization included above	$2,391	$748	$35	$97	$3,271

Share-based compensation included in above:
Cost of clinical laboratory services	—	$8	—	—	$8
Research and development	$16	—	—	—	16
Selling, general and administrative	71	51	—	$724	846

Total	$87	$59	—	$724	$870

Capital expenditures	$304	$717	—	$—	$1,021

Nine months ended April 30, 2010

	Life Sciences	Clinical Labs	Therapeutics	Other	Consolidated

Revenues:
Product revenues	$32,599	—	—	—	$32,599
Royalty and license fee income	7,044	—	—	—	7,044
Clinical laboratory services	—	$32,494	—	—	32,494

	39,643	32,494	—	—	72,137

Operating expenses:
Cost of product revenues	15,771	—	—	—	15,771
Cost of clinical laboratory services	—	21,623	—	—	21,623
Research and development	5,348		$1,925	—	7,273
Selling, general, and administrative	15,156	13,674	—	$8,011	36,841
Provision for uncollectible accounts receivable	—	2,073	—	—	2,073
Legal	97	185	—	748	1,030
Litigation settlement and related legal costs	—	—	—	3,698	3,698

Total operating expenses	36,372	37,555	1,925	12,457	88,309

Operating income (loss)	3,271	(5,061)	(1,925)	(12,457)	(16,172)

Other income (expense):
Interest	(4)	—	—	17	13
Other	(33)	39	—	—	6
Foreign exchange loss	(351)	—	—	—	(351)

Income (loss) before income taxes	$2,883	$(5,022)	$(1,925)	$(12,440)	$(16,504)

Depreciation and amortization included above	$2,352	$739	$39	$94	$3,224

Share-based compensation included in above:
Cost of clinical laboratory services	$—	$9	$—	$—	$9
Research and development	10	—	—	—	10
Selling, general and administrative and legal	82	62	—	688	832

Total	$92	$71	$—	$688	$851

Capital expenditures	$1,082	$1,425	$—	$62	$2,569

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

Lawrence F. Glaser and Maureen Glaser, individually and on behalf of Kimberly, Erin, Hannah, and Benjamin Glaser v. Hyman Gross, Barry Weiner, Enzo Biochemical Inc., Elazar Rabbani, Shahram Rabbani, John Delucca, Dean Engelhardt, Richard Keating, Doug Yates, and Does 1-50, Case No. CA-02-1242-A, U.S. District Court for the Eastern District of Virginia. This action was commenced on or about March 6, 2002 by an investor in the Company who had filed for bankruptcy protection and for his family. The complaint alleged securities and common law fraud and breach of fiduciary duty and sought in excess of $150 million in damages. On August 22, 2002, the complaint was voluntarily dismissed; however a new substantially similar complaint was filed at the same time. On October 21, 2002, the Company and the other defendants filed a motion to dismiss the complaint, and the plaintiffs responded by amending the complaint and dropping their claims against defendants Keating and Yates. On November 18, 2002, the Company and the other defendants again moved to dismiss the Amended Complaint. On July 16, 2003, the Court issued a Memorandum Opinion dismissing the Amended Complaint in its entirety with prejudice. Plaintiffs thereafter moved for reconsideration but the Court denied the motion on September 8, 2003. Plaintiffs thereafter appealed the decision to the United States Court of Appeals for the Fourth Circuit. On March 21, 2005, the Fourth Circuit affirmed the lower Court’s prior dismissal of all claims asserted in the action with the sole exception of a portion of the claim for common law fraud and remanded that remaining portion of the action to the U.S. District Court for the Eastern District of Virginia. On May 20, 2005, defendants again moved the District Court to dismiss the sole remaining claim before it. On July 14, 2005, the District Court granted defendants’ renewed motion to dismiss. On July 29, 2005, Plaintiffs moved to amend their Complaint and for reconsideration. On August 19, 2005, the Court denied Plaintiffs’ motion to amend and entered final judgment dismissing the Complaint. Plaintiffs then appealed the order and judgment to the Fourth Circuit. On September 21, 2006, the United States Court of Appeals for the Fourth Circuit affirmed the dismissal of the Complaint. Thereafter, in March 2007, the United States Supreme Court denied the Glazers’ Petition for Certiorari. Nevertheless, on January 14, 2011, many years after it was finally dismissed, Glaser filed a motion for reconsideration of the dismissal of his case with the United States District Court for the Eastern District of Virginia, along with a motion for sanctions, claiming in pertinent part that the Court was defrauded. On April 8, 2011, the District Court denied Plaintiffs’ motion. Plaintiffs thereafter appealed the denial of the motion to the Fourth Circuit. That appeal is currently pending. The Company believes that the Plaintiffs’ appeal is frivolous and will be swiftly rejected, and intends in all events to defend vigorously any effort to re-open this long ago dismissed action.

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

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. The Company has focused its efforts on developing treatment regimens for diseases and conditions in which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 45 patents and patent applications.

Results of Operations
Three months ended April 30, 2011 as compared to April 30, 2010

Comparative Financial Data for the Three Months Ended April 30,

	2011	2010	Increase (Decrease)	% Change

Revenues:
Product revenues	$10,935	$11,089	$(154)	(1)%
Royalty and license fee income	1,083	1,894	(811)	(43)
Clinical laboratory services	13,809	10,805	3,004	28

Total revenues	25,827	23,788	2,039	9

Operating expenses:
Cost of product revenues	5,195	5,394	(199)	(4)
Cost of clinical laboratory services	8,268	7,863	405	5
Research and development	2,053	2,479	(426)	(17)
Selling, general, and administrative	10,877	11,795	(918)	(8)
Provision for uncollectible accounts receivable	1,005	650	355	55
Legal	695	(127)	822	647

Total operating expenses	28,093	28,054	39	—

Operating loss	(2,266)	(4,266)	2,000	47

Other income (expense):
Interest income	2	3	(1)	(33)
Other	71	20	51	255
Foreign currency gain (loss)	191	(156)	347	222

Loss before income taxes	$(2,002)	$(4,399)	$2,397	54

Consolidated Results:

The “2011 period” and the “2010 period” refer to the three months ended April 30, 2011 and 2010, respectively.

Product revenues were $10.9 million during the 2011 period as compared to $11.1 million in the 2010 period, a decrease of $0.2 million or 1% primarily due to an organic sales decline of 3% partially attributed to the ongoing strategy to increase direct sales and rationalize certain distribution business partly offset by a 2% positive impact from foreign currency translation.

Royalty and license fee income during the 2011 period was $1.1 million compared to $1.9 million in the 2010 period, a decrease of $0.8 million or 43%. The 2011 period royalties were earned from the reported net sales of Qiagen products subject to a license agreement and are equal to Qiagen royalties earned during the 2010 period. The 2011 period decrease is due to Abbott’s notification that they had made a final payment under a license agreement since they are not aware of any non-expired patents covered under the license agreement. Abbott and Enzo are in communication as to patents covered and the license agreement between Abbott and the Company, which includes other provisions, is in full force. Abbott royalties and license fees earned during the 2010 period were $0.8 million. There are no direct expenses relating to royalty and licensing income.

Clinical laboratory revenues during the 2011 period were $13.8 million compared to $10.8 million in the 2010 period. The 2011 period’s increase over the 2010 period of $3.0 million or 28% was due to organic growth of 17%, in addition to an increase of 11% in revenue related to a new payer contract with Empire Blue Cross of New York, effective August 1, 2010.

The cost of product revenues during the 2011 period decreased $0.2 million or 4% due to the decline in product sales. Despite the decrease in product revenues the gross profit margin was comparable, primarily due to product price increases that went into effect during the 2011 period.

The cost of clinical laboratory services during the 2011 period was $8.3 million as compared to $7.9 million in the 2010 period, an increase of $0.4 million or 5%. The Company incurred increased costs due to higher reagent costs and supplies of $0.5 million, an increase in outside reference lab costs of $0.1 million and an increase of $0.1 million in other outside labor costs, attributed to increased service volume and test mix, offset by a decrease of payroll benefit costs of $0.3 million. In the 2011 period the gross profit margin improved from 27% to 40% due to various factors including; increased revenues, process improvements and the positive impact of greater service volume on fixed costs coverage.

Research and development expenses were approximately $2.1 million during the 2011 period, compared to $2.5 million in the 2010 period, a decrease of $0.4 million or 17%. The decrease was principally attributed to lower costs of $0.4 million at Enzo Life Sciences primarily due the realignment of the R&D workforce that occurred in July 2010. There was a $0.1 million decline in clinical trial and related activities and payroll costs at the Therapeutics segment.

Selling, general and administrative expenses were approximately $10.9 million during the 2011 period as compared to $11.8 million in the 2010 period, a decrease of $0.9 million or 7%. The decrease is due to the Enzo Life Sciences segment’s decrease of $0.8 million which principally included a decline of approximately $0.4 million of discretionary marketing costs due to refocused spending, and $0.2 million for a change in allocation of costs versus the 2010 period. The Clinical Lab segment increased $0.1 million primarily due to increased payroll and related benefits primarily due to increases in sales commissions directly attributed to increased revenues of $3.0 million partially offset by decreases in headcount arising from process improvement initiatives and self-insured medical insurance costs arising from favorable claim experience. The Other segment’s selling general and administrative decreased $0.2 million, primarily due to decreases in outside consulting costs and professional fees of $0.3 million directly related to planned cost reductions effective August 1, 2010, offset by increases in payroll and payroll related costs of $0.1 million.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $1.0 million for the 2011 period as compared to $0.7 million in the 2010 period, an increase of $0.3 million. As a percentage of Clinical Labs revenues, bad debts increased to 7.3% as compared to 6.0% in the 2010 period. The increase is attributed to the additional provision required due to the increase in the patient revenue for the 2011 period as compared to the 2010 period. With the on-going collections initiatives in process we expect bad debts to improve as a percentage of Clinical Labs revenues.

Legal expense was $0.7 million during the 2011 period compared to a credit of $0.1 million in the 2010 period, an increase of $0.8 million due to overall increases in legal services in the 2011 period relating to general legal matters and as compared to 2010 period’s reduction in legal services provided related to patent litigation and negotiated fee adjustments and settlements.

The 2011 period foreign exchange gain was approximately $0.2 million compared to a loss of $0.1 million in the 2010 period. The foreign exchange gain or loss is determined on two factors, an intercompany loan denominated in British pounds sterling and transactions denominated in foreign currencies. During the 2011 period, the sterling appreciated compared to the dollar by 5%, as compared to depreciation of the sterling during the 2010 period. Further, the Swiss franc appreciated compared to all major currencies during the 2011 period, which contributed to the foreign exchange benefit.

Segment Results

The Life Sciences segment’s income before taxes was $1.1 million for the 2011 period as compared to $0.5 million for the 2010 period with the improvement being directly attributed to the results of the on-going integration of our businesses and related operational improvements and cost reductions. Despite the improved results, product revenues decreased by $0.2 million or 1% in the 2011 period primarily due to net organic sales decline of 3% partially attributed to the on-going strategy to increase direct sales and rationalize certain distribution business offset by favorable foreign exchange of 2%. Royalty and license fee income decreased by $0.8 million in the 2011 period due to the decrease in royalties from the Abbott license agreement. The segment’s 2011 period gross profit of $6.8 million decreased by $0.8 million due to the previously discussed decrease in product and royalty revenues partially offset by the decrease in cost of product revenues. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, decreased by approximately $1.0 million during the 2011 period due to the lower marketing and selling expenses attributed to refocused and lower planned spending, change in allocation of expenses and reduced research and development expenses principally due to the realignment of research and development workforce that occurred in July 2010.

The Clinical Labs segment’s loss before taxes was $0.1 million for the 2011 period as compared to a loss of $2.2 million in the 2010 period, with the improvement arising from revenue growth, process improvements and cost containment. The revenue from laboratory services increased in the 2011 period by $3.0 million or 28% due to increased service volume from net organic growth of 17% and the increased service revenue from the new payer contract with Empire Blue Cross of New York of 11%, effective August 2010. The 2011 period gross profit margin improvement from 27% to 40% is attributed to the previously discussed changes in revenues and favorable impacts on cost of clinical laboratory services arising from process improvements and benefits from the greater service volume on fixed costs coverage. In the 2011 period, selling, general and administrative expense increased by approximately $0.1 million primarily due to increased payroll and related benefits primarily due to increases in sales commissions directly attributed to increased revenues partially offset by decreases in headcount arising from process improvement initiatives. As a percentage of revenues, selling, general and administrative decreased to 33% from 41%. The provision for uncollectible accounts receivables increased by $0.4 million as compared to the 2010 period due the increase in patient service volume.

The Therapeutics segment’s loss before income taxes was approximately $0.5 million for the 2011 period as compared to $0.6 million for the 2010 period. The decrease of $0.1 million in the 2011 period was primarily due to decreases in clinical trial activities being incurred and decreases in payroll related expenses.

The Other segment’s loss before taxes for the 2011 period was approximately $2.5 million as compared to $2.1 million in the 2010 period, an increase of $0.4 million. For the 2011 period overall general and administrative expenses decreased by $0.3 million, including professional fees and payroll and benefit costs and other costs directly related to planned cost reductions effective August 1, 2010. Legal costs increased by $0.7 million over the 2010 period due increased general legal matters and proxy related costs.

Results of Operations
Nine months ended April 30, 2011 as compared to April 30, 2010

Comparative Financial Data for the Nine Months Ended April 30,

	2011	2010	Increase (Decrease)	% Change

Revenues:
Product revenues	$31,356	$32,599	$(1,243)	(4)%
Royalty and license fee income	5,380	7,044	(1,664)	(24)
Clinical laboratory services	38,477	32,494	5,983	18

Total revenues	75,213	72,137	3,076	4

Operating expenses:
Cost of product revenues	15,708	15,771	(63)	(1)
Cost of clinical laboratory services	23,333	21,623	1,710	8
Research and development	5,831	7,273	(1,442)	(20)
Selling, general, and administrative	33,450	36,841	(3,391)	(9)
Provision for uncollectible accounts receivable	3,037	2,073	964	47
Legal	2,767	1,030	1,737	169
Litigation settlement and related legal costs	—	3,698	(3,698)	(100)

Total operating expenses	84,126	88,309	(4,183)	(5)

Operating loss	(8,913)	(16,172)	7,259	45

Other income (expense):
Interest income	10	13	(3)	(23)
Other	147	6	141	2350
Foreign currency gain (loss)	135	(351)	486	138

Loss before income taxes	$(8,621)	$(16,504)	$7,883	48

Consolidated Results:

The “2011 period” and the “2010 period” refer to the nine months ended April 30, 2011 and 2010, respectively.

Product revenues were $31.4 million in the 2011 period compared to $32.6 million in the 2010 period, a decrease of $1.2 million or 4% due to a decline of $1.0 million or 3% in organic sales, partially attributed to the ongoing strategy to increase direct sales and rationalize certain distribution business, and a 1% negative impact from foreign currency translation. Approximately $1.1 million of the 2011 period decrease in product revenues occurred in the first and second fiscal quarters. Product revenues during the fiscal third quarter of the 2011 period increased over the fiscal second quarter of the 2011 period by 7% or $0.7 million.

Royalty and license fee income was $5.4 million in the 2011 period compared to $7.0 million in the 2010 period, a decrease of $1.7 million or 24%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. During both the 2011 and 2010 periods, the Company recognized royalties of approximately $4.8 million from Qiagen. The 2011 period decrease is due to Abbott’s notification that they had made a final payment under a license agreement since they are not aware of any non-expired patents covered under the license agreement. Abbott and the Company are in communication as to patents covered and the license agreement between Abbott and the Company, which includes other provisions, is in full force. During the 2011 period, the Company recognized royalties and license fees from the Abbott agreement of approximately $0.5 versus $2.2 million in the 2010 period. There are no direct expenses relating to royalty and licensing income.

Clinical laboratory revenues during the 2011 period were $38.5 million compared to $32.5 million in the 2010 period. The 2011 period’s increase over the 2010 period was $6.0 million or 18% due to organic growth of 11%, in addition to an increase of 7% in revenue related to a new payer contract, with Empire Blue Cross of New York, effective August 1, 2010.

The cost of product revenues during the 2011 period was $15.7 million compared to $15.8 million in the 2010 period, a decrease of $0.1 million or approximately 1%. Although product sales declined during the 2011 period, cost of product revenues was negatively impacted by higher salaries and changes in cost allocations to the cost of production.

The cost of clinical laboratory services during the 2011 period was $23.3 million as compared to $21.6 million in the 2010 period, an increase of $1.7 million or 8%. The Company incurred increased costs due to higher reagent costs and supplies of $1.5 million, primarily due to increased service volume and reagent costs for certain tests that were previously sent to outside reference labs, higher laboratory personnel and related costs of $0.1 million primarily due to incremental increases in salaries and other costs of $0.2 million offset by a decrease of outside reference lab costs of $0.1 million. In the 2011 period the gross profit margin improved from 33% to 39% due to increased revenues, process improvements and the positive impact of greater service volume on fixed costs coverage.

Research and development expenses were approximately $5.8 million during the 2011 period, compared to $7.3 million in the 2010 period, a decrease of $1.5 million or 20%. The decrease was principally attributed to lower costs of $1.1 million at Enzo Life Sciences primarily due the realignment of the R&D workforce that occurred in July 2010. There was a $0.4 million decline in clinical trial and related activities and payroll costs at the Therapeutics segment.

Selling, general and administrative expenses were approximately $33.4 million during the 2011 period as compared to $36.8 million in the 2010 period, a decrease of $3.4 million or 9%. The decrease for the Enzo Life Sciences segment was $2.3 million principally comprised of a decline of approximately $1.2 million of discretionary marketing costs due to refocused spending, reduced payroll and related benefits of $0.3 million, recruitment costs of $0.1 million, and changes in allocation of expenses of $0.4 million. The Clinical Lab segment’s selling general and administrative decreased by $0.1 million primarily due to a decline in payroll and related benefits of $0.3 million and a decline in other expenses of $0.1 million, partially offset by an increase in sales commission of $0.3 million, the result of the increased service revenues. The Other segment’s selling general and administrative decreased $1.0 million, primarily due to decreases in outside consulting costs of $0.5 million, professional fees of $0.3 million and the decrease in public company expenses of $0.2 million, directly related to planned cost reductions effective August 1, 2010.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $3.0 million for the 2011 period as compared to $2.0 million in the 2010 period, an increase of $1.0 million attributed to an increase in patient service revenue. As a percentage of Clinical Lab revenues bad debts increased to 7.9% as compared to 6.4% in the 2010 period. With the on-going collection initiatives in process we expect bad debts to improve as a percentage of Clinical Labs revenues.

Legal expense was $2.7 million during the 2011 period compared to $1.0 million in the 2010 period, an increase of $1.7 million due to overall increases in legal services in the 2011 period of $0.7 million relating to general legal matters and proxy related matters, and the impact of the recording $0.5 million in insurance reimbursements and $0.5 million in negotiation and settlement adjustments in the 2010 period.

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

The 2011 period foreign exchange benefit was approximately $0.1 million compared to a loss of $0.4 million in the 2010 period. The foreign exchange benefit or loss is determined on two factors, an intercompany loan denominated in British pounds sterling, and transactions denominated in foreign currencies. During the 2011 period, the sterling appreciated compared to the dollar by 6.5%, as compared to depreciation of the sterling during the 2010 period of 7.3%, an improvement of 13.8%.

Segment Results

The Life Sciences segment’s income before taxes was $3.7 million for the 2011 period as compared to $2.9 million for the 2010 period with the improvement being directly attributed to the results on the on-going integration of our businesses and related operational improvements and cost reductions. Despite the improved results product revenues decreased by $1.2 million or 4% in the 2011 period primarily due to a decline of organic sales of 3% partially attributed to the on-going strategy to increase direct sales and rationalize certain distribution business and unfavorable impact of foreign exchange of 1%. The decrease in royalty and license fee income of $1.7 million in the 2011 period was attributed to no royalty payments received under the Abbott license agreement after the first quarter of the 2011 period. The segment’s gross profit of $21.0 million in the 2011 period was negatively impacted by the previously discussed changes in revenues and cost of product revenues. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, decreased by approximately $3.2 million during the 2011 period primarily due to the lower marketing and selling expenses attributed to refocused and lower planned spending, a decline in payroll and payroll related costs, changes in expense allocations and reduced research and development expenses principally due to the realignment of research and development workforce that occurred in July 2010.

The Clinical Labs segment’s loss before taxes was $1.7 million for the 2011 period as compared to $5.0 million in the 2010 period. The revenue from laboratory services increased in the 2011 period by $6.0 million due to organic growth of 11% and the 7% increase in revenue due to the new payer contract with Empire Blue Cross of New York effective August 2010. The 2011 period gross profit of $15.1 million improved the gross profit margin from 33% to 39% over the 2010 period due to the previously discussed changes in service revenues and favorable impacts on cost of clinical laboratory from process improvements and benefits resulting from the greater service volume on fixed costs coverage. Selling, general and administrative expense decreased by approximately $0.1 million primarily due to decreases in benefits and other costs, partially offset by increases in sales commissions directly the result of increased service revenues. The provision for uncollectible accounts receivables increased by $1.0 million as compared to the 2010 period due to the increase in patient service volume.

The Therapeutics segment’s loss before income taxes was approximately $1.5 million for the 2011 period as compared to a loss of $1.9 million for the 2010 period. The decrease in the segment loss of $0.4 million was primarily due to decreases in clinical trial activities incurred and a decrease in payroll related expenses.

The Other segment’s loss before taxes for the 2011 period was approximately $9.1 million as compared to $12.4 million in the 2010 period, a decrease of $3.3 million. During the 2011 period, there was an increase in other income of $0.1 million and a decrease of $1.0 million in selling, general and administrative due to lower consulting costs and professional fees, partially attributed to the July 2010 planned cost reductions offset by an increase of $1.5 million in legal fees for general legal and proxy related costs and the impact of the recording $0.5 million in insurance reimbursements and $0.5 million in negotiation and settlement adjustments in the 2010 period. Further, the 2010 period loss included a litigation settlement and related legal costs of $3.7 million.

Liquidity and Capital Resources

At April 30, 2011, the Company had cash and cash equivalents of $9.7 million and short-term investments of $17.8 million, or $27.5 million in aggregate as compared to $33.6 million at July 31, 2010. Short term investments are in U.S. Government Treasury bills. The Company had working capital of $37.2 million at April 30, 2011 compared to $42.2 million at July 31, 2010. The decrease in working capital of $5.0 million was primarily the result of the net loss and funding capital expenditures during the 2011 period.

Net cash used in operating activities for the nine months ended April 30, 2011 was approximately $5.1 million as compared to $13.2 million for the nine months ended April 30, 2010. The decrease in net cash used in operating activities in the 2011 period over the 2010 period of approximately $8.1 million was primarily attributed to the decrease in the net loss of $7.8 million and an increase in non-cash adjustments in the 2011 period over the 2010 period of $0.8 million offset by a net increase in the changes in operating assets and liabilities of $0.5 million from the 2010 to 2011 period, primarily relating to accounts receivable and accrued liabilities.

Net cash provided by investing activities was approximately $5.9 million compared to $15.0 million in the year ago period, a decrease of $9.1 million. The decrease is primarily due to the net maturities of short term investments in US Government instruments of $7.0 million in the 2011 period as compared to $17.5 million in the 2010 period offset by capital expenditures of $1.0 million in 2011 period as compared to $2.6 million in the 2010 period.

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

The following are tables of the Clinical Labs segment’s net revenues and percentages by revenue category for the three and nine months ended April 30, 2011 and 2010:

Net revenues

	Three months ended April 30, 2011		Three months ended April 30, 2010

Revenue category
Medicare	$3,237	23%	$2,711	25%
Third-party payer	6,375	46	4,714	44
Patient self-pay	2,966	21	2,247	21
HMO’s	1,231	10	1,133	10

Total	$13,809	100%	$10,805	100%

Net revenues

	Nine months ended April 30, 2011		Nine months ended April 30, 2010

Revenue category
Medicare	$8,862	23%	$8,279	25%
Third-party payer	17,699	46	14,275	44
Patient self-pay	8,167	21	6,402	20
HMO’s	3,749	10	3,538	11

Total	$38,477	100%	$32,494	100%

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

Other than the Medicare program, two providers each exceeded 10% of the Clinical Labs net revenues during some or all of the periods presented. The first provider, whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 22% and 25% of the Clinical Labs net revenues for the three months ended April 30, 2011 and 2010, respectively, and 22% and 25% for the nine months ended April 30, 2011 and 2010, respectively. The second provider, whose programs are included in the Third-party payer category, represented 12% and 10% of the Clinical Labs net revenues for the three and nine months ended April 30, 2011, respectively.

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

During the three months ended April 30, 2011 and 2010, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 84.3% and 83.1%, respectively, of gross billings. During the nine months ended April 30, 2011 and 2010, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 84.1% and 82.9%, respectively, of gross billings. The Company believes the negative impact on revenues from the decline in reimbursement rates or the shift to managed care, other primary third party payers, or similar arrangements may be offset by the positive impact of the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $2,397,000 and $1,901,000 for the nine months ended April 30, 2011 and 2010, respectively, and a change in the net accounts receivable of approximately $439,000 as of April 30, 2011.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At April 30, 2011 and July 31, 2010, approximately 53% and 45%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which approximately $2.5 million or 39% and $2.0 million or 28% represents foreign receivables as of April 30, 2011 and July 31, 2010 respectively, includes royalty receivables of $1.2 million and $3.2 million, as of April 30, 2011 and July 31, 2010, respectively, of which approximately $1.2 million and $2.6 million, respectively is from Qiagen Corporation (Note 11).

Net accounts receivable

Billing category	As of April 30, 2011		As of July 31, 2010

Clinical Labs
Medicare	$1,492	20%	$849	14%
Third party payers	2,567	35	2,664	46
Patient self-pay	3,001	41	2,024	35
HMO’s	260	4	296	5

Total Clinical Labs	7,320	100%	5,833	100%

Total Life Sciences	6,450		7,173

Total accounts receivable	$13,770		$13,006

Changes in the Company’s allowance for doubtful accounts are as follows:

	Nine months ended April 30, 2011	Twelve months ended July 31, 2010

Beginning balance	$2,839	$4,786
Provision for doubtful accounts	3,037	3,480
Write-offs, net	(2,997)	(5,427)

Ending balance	$2,879	$2,839

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the nine months ended April 30, 2011 and 2010, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of April 30, 2011	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%

1-30 days	$26,789	62%	$5,833	64%	$12,663	60%	$4,904	51%	$3,389	98%
31-60 days	5,855	14%	609	7%	3,046	14%	2,149	22%	51	2%
61-90 days	3,649	8%	613	7%	1,709	8%	1,323	14%	4	—%
91-120 days	2,465	6%	370	4%	1,379	7%	711	8%	5	—%
121-150 days	1,476	3%	327	4%	811	4%	331	3%	7	—%
Greater than 150 days*	2,917	7%	1,396	14%	1,366	7%	145	2%	10	—%

Totals	$43,151	100%	$9,148	100%	$20,974	100%	$9,563	100%	$3,466	100%

As of July 31, 2010	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%

1-30 days	$21,678	66%	$2,886	57%	$10,846	64%	$4,242	59%	$3,704	99%
31-60 days	4,256	13%	439	9%	2,458	15%	1,344	18%	15	1%
61-90 days	2,565	8%	281	6%	1,337	8%	935	13%	12	—%
91-120 days	1,771	5%	248	5%	850	5%	671	9%	2	—%
121-150 days	936	3%	236	4%	696	4%	2	—%	2	—%
Greater than 150 days**	1,733	5%	967	19%	711	4%	52	1%	3	—%

Totals	$32,939	100%	$5,057	100%	$16,898	100%	$7,246	100%	$3,738	100%

*	Total includes $1,178 fully reserved over 210 days as of April 30, 2011.

**	Total includes $805 fully reserved over 210 days as of July 31, 2010.

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

Accrual for Self-funded Medical

Accruals for self-funded medical insurance are determined based on a number of assumptions and factors, including historical payment trends, claims history and current estimates. These estimated liabilities are not discounted. If actual trends differ from these estimates, the financial results could be impacted. As of April 30, 2011, the Company has established a reserve of $0.4 million, which is included in accrued liabilities, for claims that have been reported but not paid and for claims incurred but not reported.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at April 30, 2011, our assets and liabilities would increase or decrease by $2.1 million and $0.9 million, respectively, and our net sales and net (loss) or earnings would increase or decrease by $1.6 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at April 30, 2011, our pre-tax earnings would be favorably or unfavorably impacted by approximately $0.3 million, on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid short term money market funds and short term investments in U.S. Treasury bills. Changes in interest rates may affect the investment income we earn on money market funds and short term investments and therefore affect our cash flows and results of operations. As of April 30, 2011, we were exposed to interest rate change market risk with respect to our money market accounts and short term investments totaling $20.2 million. The money market accounts and short-term investments yield or bear interest rates ranging from 0% to 0.4%. As of April 30, 2011, based on the investments held, it is determined that we have no material interest rate risk.

As of April 30, 2011, we did not maintain any fixed or variable interest rate financing.

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

ENZO BIOCHEM, INC.

(Registrant)

Date: June 9, 2011	by:	/s/ Barry Weiner

Chief Financial Officer, Principal Accounting Officer, Treasurer and Director