Form 10-K
period 2011-07-31
ENZO BIOCHEM INC
filed 2011-10-14
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $175,269,000 as of January 31, 2011

The number of shares of the Company’s common stock, $.01 par value, outstanding at October 1, 2011 was 38,596,448.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 12, 2012 are incorporated by reference into Part III of this annual report.

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

          In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprising 107 key issued patents worldwide, and over 300 pending patent applications, along with extensive enabling technologies and platforms.

          Operating Segments

          We are comprised of three operating segments, of which the Therapeutics and Life Sciences segments have evolved out of our core competencies: the use of nucleic acids as informational molecules and the use of compounds for immune modulation and augmented by the acquisition of a number of related companies. Information concerning sales by geographic area and business segments for the years ended July 31, 2011, 2010 and 2009 is located in Note 17 in the Notes to Consolidated Financial Statements.

          Below are brief descriptions of each of our operating segments:

Enzo Life Sciences manufactures, develops and markets functional biology and cellular biochemistry products and tools to life sciences, pharmaceutical and clinical research customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences, Inc. is a recognized leader in labeling and detection technologies across research and diagnostic markets. Our strong portfolio of proteins, antibodies, peptides, small molecules, labeling probes, dyes and kits provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. We are internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 9,000 of our own products and in addition distribute over 30,000 products made by over 40 other original manufacturers. Our strategic focus is directed to innovative high quality research reagents and kits in the primary key research areas of protein homeostasis, epigenetics, live cell analysis, molecular biology and immunoassays.

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

          The Company’s primary sources of revenue have historically been from product revenues and royalty and licensing of Life Sciences’ products utilized in life science research and from the clinical laboratory services provided to the healthcare community. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2011, 2010 and 2009 (in $000’s and percentages):

Fiscal year ended July 31,	2011		2010		2009

Product revenues	$41,830	41%	$43,111	44%	$40,592	45%
Royalty and license fee income	7,437	7	9,793	10	9,376	11
Clinical laboratory services	52,762	52	44,178	46	39,604	44

Total	$102,029	100%	$97,082	100%	$89,572	100%

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

          We enter into research collaborations with leading academic and other research centers to augment our core expertise on specific programs. Our clinical trial of Optiquel® is a direct result of such a research collaboration. We acquired the rights and intellectual property to this candidate drug and technology intended for use in the treatment of autoimmune uveitis. Working with scientists and physicians in the United States and abroad, Enzo continued drug development to the stage of a clinical trial now being conducted in collaboration with the National Eye Institute of the National Institutes of Health in Washington DC.

          We have research and clinical collaborations with other institutions including, Hadassah University Medical Center in Jerusalem, Israel relating to our immune regulation technology. Through collaborations such as these and other licensing agreements we continue to develop novel therapeutics for the stimulation and enhancement of bone formation and glucose control, among others. Such products, if any, emanating from this technology could provide potential therapy for bone disorders, including bone loss, bone fractures, periodontitis, diabetes and other indications. There can be no assurance that any of these collaborative projects will be successful.

          Similarly, we seek to fully exploit the commercial value of our technology by partnering with for-profit enterprises in specific areas in order to act on opportunities that can be accretive to our efforts in accelerating our development program.

          Apply our biomedical research technology to the clinical diagnostics market

          We have an extensive library of probes for the detection of various diseases. We have developed a standardized testing format that can permit multiple diagnoses to be performed on the same specimen.

          Expand marketing and distribution infrastructure

          Enzo Life Sciences continues to develop its sales and marketing infrastructure to more directly service its end users, while simultaneously positioning the Company for product line expansion. Our acquisitions of Axxora in May 2007, Biomol International in May 2008 and Assay Designs in March 2009 have expanded our global sales, marketing, manufacturing, product development and distribution infrastructure. Enzo Life Sciences now operates worldwide through wholly owned subsidiaries (in USA, Switzerland, Benelux, Germany, and the UK), a branch office in France and a network of third party distributors in most other significant markets worldwide.

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

          Expand and protect our intellectual property estate

          Since our inception, we have followed a strategy of creating a broad encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During Fiscal 2011, we were issued 28 patents and expanded our patent estate in the area of nucleotides, amplification, labeling and detection, among others.

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

           Therapeutic Platform Development

          Cell Signaling Pathway

          One area of Enzo’s therapeutic platform development is related to the development of pharmaceutical agents that affect protein-protein interactions. Over the past several years, our scientists and collaborators have unlocked the secrets of a major cell signaling pathway thus producing a means to modify biologic activity in a number of physiological systems.

          Further investigation into the design and control of this system has allowed our scientists and their collaborators to determine the structure of key regulatory proteins and to identify active sites that can then become targets for Enzo’s proprietary technology generating system. Our technology is capable of generating active compounds that range from orally delivered small molecules to peptides, oligonucleotides or antibodies. We have performed pioneering work on the structure and function of LRP and its ligands, developed a screening technology to identify active compounds, and have synthesized proprietary molecules capable of producing biological effects in cell-based systems and animal models of disease. Specifically, this system allows the Company to successfully:

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

          Immune Regulation

          Oral Immune Regulation. We continue to explore a novel therapeutic approach based on immune regulation. Our immune regulation technology seeks to control an individual’s immune response to a specific antigen in the body. An antigen is a substance that the body perceives as foreign and, consequently, against which the body mounts an immune response. This platform technology is being developed as a means to manage immune-mediated diseases, such as autoimmune uveitis and Crohn’s disease.

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

          We have developed an immunomodulator agent EGS21 as a potential therapeutic for treating immune mediated disorders. EGS 21 is a glycolipid that has been shown by our scientists and collaborators to act as an anti-inflammatory agent in animal model systems and is being evaluated as a drug candidate in the treatment of various immune mediated diseases.

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

          Research Products

          We are organized to lead in the development, production, marketing and sales of innovative life science research reagents worldwide based on over 30 years of experience in building strong international market recognition, implementing outstanding operational capabilities, through two main channels to market:

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

          Therapeutic Development Programs

          We have a number of therapeutic products in various stages of development that are based on our proprietary platform technologies. Our therapeutic programs are described below.

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

          Enzo acquired the rights and intellectual property to a candidate drug and technology intended for use in the treatment of uveitis. The drug is the result of a discovery by scientists at the eye clinic of the Ludwig Maximilians University in Munich, Germany, who found a small peptide that when fed to rats with experimental allergic uveitis promoted their recovery. Based on favorable preclinical studies, the developers conducted an open, pilot Phase I clinical trial in Germany with encouraging results.

          Based on the results from the German study, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Eye Institute (NEI), part of the National Institutes of Health (“NIH”), for further development of our candidate compound Optiquel® for the treatment of autoimmune uveitis. In October 2010, we announced the initiation of a human clinical trial. Currently, patients are being enrolled and treated. Under the terms of the CRADA, the NEI and Enzo will share the development costs of the studies and Enzo will supply its proprietary compound, Optiquel™. The agreement additionally includes non clinical research focusing on the use of various compounds that may serve to enhance the immune mediated oral tolerance response to specific antigens. Such research may be applicable across the entire spectrum of the Company’s immune regulation platform. The clinical trial is currently ongoing at the NEI to assess the safety and efficacy of Optiquel®. The study is designed as a randomized, double-masked, placebo-controlled proof-of-concept study with a long-term follow-up.

          We previously had filed with the regulatory authorities in Europe, and Optiquel™ has been granted orphan status under European regulations. We may apply for the same in the U.S. since Orphan status designation can confer both financial and marketing benefits.

          Inflammatory bowel diseases. We believe Alequel™, Enzo’s proprietary candidate drug based on our immune regulation technology may be used to treat inflammatory bowel disease (IBD), including ulcerative colitis and Crohn’s Disease. According to the Crohn’s and Colitis Foundation, approximately one million persons in the United States suffer from IBD. Although the cause of these disorders remains unknown, various features suggest immune system involvement in their pathogenesis.

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

          Alequel™ is an individualized protein-product mixture produced from autologous tissue extracted during a routine colonoscopy. The Enzo protein extract is administered to the patient orally. Clinical results indicated that the study met its primary and secondary endpoints. Although not statistically significant, the results indicated that patients receiving Alequel™ achieved improved rates of clinical remission compared with the placebo group (39% vs. 22%), clinical response (50% vs. 30%) and improved quality of life in the drug study group compared to placebo. No treatment-related adverse events were noted. Thus, we conclude that Alequel™ may be a safe and effective method for treatment of patients with moderate to severe Crohn’s disease.

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

          For fiscal years ended July 31, 2011, 2010, and 2009, respectively, approximately 52%, 46% and 44% of the Company’s revenues were derived from the clinical laboratory. At July 31, 2011 and 2010, respectively, approximately 51% and 45% of the Company’s net accounts receivable were derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its numerous third party payers and individual patient accounts, and is limited to certain large payers that insure individuals that utilize the Clinical Labs services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

          Revenues, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2011, 2010 and 2009 were approximately 22%, 25% and 23%, respectively, of the clinical laboratory segment’s total revenue. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed.

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

          Other than the Medicare program, revenues from United Healthcare of New York, Inc. represented approximately 22%, 25% and 25% of the Clinical Labs segment’s net revenue for the fiscal year ended July 31, 2011, 2010 and 2009, respectively. Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies and the Federal Medicare Program, all of which have different requirements. In both New York and New Jersey, the law prohibits the Company from billing the ordering physician. Compliance with applicable laws and regulations as well as, internal compliance policies and procedures adds further complexity to the billing process. We depend on the ordering physician to provide timely, accurate billing demographic and diagnostic coding information to us. Additional factors complicating the billing process include:

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

          The permitted Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.9% for five years beginning in 2010 and also includes a productivity adjustment which reduces the Consumer Price Index (“CPI”) market basket update beginning in 2011. In 2011 and 2010, approximately 22% and 25% of our Clinical Lab’s segment revenues were reimbursed by Medicare under the clinical laboratory fee schedule. The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation establishes the Independent Payment Advisory Board, which will be responsible, beginning in 2014, annually to submit proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets. We could experience a significant decrease in revenue from Medicare as a result of this legislation, which could have a material adverse effect on us.

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

          In the fiscal years ended July 31, 2011, 2010 and 2009, the Company incurred costs of approximately $7,806,000, $9,704,000 and $9,220,000, respectively, for research and development activities.

          Internal Research Programs

          Our professional staff, including 84 with post graduate degrees, performs our internal research and development activities. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

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

          Sales and Marketing

          Our sales and marketing strategy for Enzo Life Sciences is to sell our life science products through: (i) direct sales to end-users under the Enzo Life Sciences name, with direct recognition to our acquired brands (ii) direct sales to end users under the Axxora electronic market place name (iii) supply agreements with manufacturers and (iv) through distributors in major geographic markets. We operate with an understanding of local markets and a well-functioning distribution network system across the globe. Scientists around the world who recognize the brands (Alexis, Assay Designs, Biomol, Enzo and Stressgen) now receive products directly from Enzo Life Sciences where we are recognized for innovative high quality products, supported directly by our qualified technical staff. We sell the same products through our Axxora electronic market place which is also the source for life science research reagents from over 40 original manufacturers. Our direct marketing and sales network includes fully-owned subsidiaries (USA, Switzerland, Germany, Benelux, and UK), a branch office in France and a network of third party distributors in most other significant markets worldwide.

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

          At the end of fiscal 2011 we owned or licensed over 100 patents relating to products, methods and procedures resulting from our internal or sponsored research projects. There can be no assurance that patents will be issued on pending applications or that any issued patents will not be challenged (see Item 3, Legal Proceedings), or that they will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology. We also rely on our trade secrets and continuing technological innovation. We require each of our employees to sign a confidentiality agreement that prohibits the employee from disclosing any confidential information about us, including our technology or trade secrets.

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

          Under health care legislation in March 2010, the Medicare Fee Schedule was reduced by 1.9% and future reductions are expected to continue (See Item 1A Risk Factors). Furthermore, Medicare has mandated use of the Physicians Current Procedural Terminology (“CPT”) for coding of laboratory services which has altered the way we bill these programs for some of our services, thereby reducing the reimbursement that we receive.

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

          Privacy regulations and specific requirements for the use and disclosure of protected health information (“PHI”).

          We are required to maintain numerous policies and procedures in order to comply with these requirements. Furthermore, we need to continuously ensure that there are mechanisms to safeguard the PHI, which is used or maintained in any format (e.g. oral, written, or electronic). Failure to comply with these requirements can result in criminal and civil penalties.

          The security regulations require us to ensure the confidentiality, integrity and availability of all electronic protected health information (“EPHI”) that we create, receive, maintain, or transmit. We have some flexibility to fashion our own security measures to accomplish these goals. The security regulations strongly emphasize that we must conduct an accurate and thorough assessment of the potential risks and vulnerabilities of the confidentiality, integrity and availability of our EPHI and then document our response to the various security regulations on the basis of that assessment.

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

          Manufacturing and Research Facilities

          Our internal manufacturing, integrated laboratory and scientific efforts for our three segments take place primarily at our two adjacent facilities in Farmingdale, New York. A major part of one facility is utilized by Life Science for research and manufacturing with special handling capabilities and clean rooms suitable for our operations The Life Sciences segment has logistics operations in Lausen, Switzerland and in San Diego, and a reagent and kit manufacturing facility in Ann Arbor, Michigan. We also contract with qualified third-party contractors to manufacture our products in cases where we deem it appropriate, for example, when it is not cost-effective to produce a product ourselves or where we seek to leverage the expertise of another manufacturer in a certain area.

          Employees

          As of July 31, 2011, we employed 535 full-time and 71 part-time employees. Of the full-time employees, 170 were engaged in research, development, manufacturing, and marketing of research products, 6 in therapeutics research, 307 in performing testing, marketing and billing our clinical laboratories services and 52 in finance, legal, administrative and executive functions. Our scientific staff, including 84 individuals with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that we have established good relationships with our employees.

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

          We incurred a net loss of $12.9 million, $22.2 million and $23.6 million for the fiscal years ended July 31, 2011, 2010, and 2009 respectively. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses and use cash in operations which could have an adverse effect on our business and adversely affect your investment in our Company.

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

          In the past five fiscal years we have made significant acquisitions in our Life Sciences segment. Our strategy envisions that a part our future growth will come from acquiring and integrating similar operations and/or product lines. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with the existing operations. In addition, we compete for acquisition candidates with other entities, some of which have greater financial resources than ours. Our failure to implement successfully its acquisition strategy would limit our potential growth.

          Our inability to carry out certain of our marketing and sales plans may make it difficult for us to grow or maintain our business.

          The Life Sciences segment continues an aggressive marketing program designed to more directly service its end users, while simultaneously promoting numerous brands. We will continue to expand the reach of companies by our direct field sales force, the on-going enhancement of our interactive websites, continued attendance at top industry trade meetings, and publications in leading scientific journals. In addition to our direct sales, we operate worldwide through wholly-owned subsidiaries (in USA, Switzerland, Belgium, Germany, and the UK), a branch office in France and a network of third-party distributors in most other significant markets. If we are unable to successfully continue these programs, we may be unable to grow and our business could suffer.

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

          As of July 31, 2011, goodwill and other intangible assets with indefinite lives represented approximately 34% of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

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

          Government oversight of and attention to the healthcare industry in the United States is significant and increasing. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.9% for five years beginning in 2010 and also includes a productivity adjustment which reduces the CPI market basket update beginning in 2011. In 2011, approximately 22% of our Clinical Lab’s segment revenues were reimbursed by Medicare under the clinical laboratory fee schedule. The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation establishes the Independent Payment Advisory Board, which will be responsible, beginning in 2014, annually to submit proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets.

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

          We operate internationally primarily through wholly-owned subsidiaries located in North America and Europe. Revenues outside the United States were approximately 26% of total revenues in fiscal 2011. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including

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

          Item 1B. Unresolved Staff Comments

          None

          Item 2. Properties

          The following are the principal facilities of the Company:

Location	Primary use	Segments	Leased/owned	Square footage

Farmingdale, NY	Clinical laboratory and research	Clinical Labs,	Leased	43,000
(Note 1)		Therapeutics

Farmingdale, NY	Manufacturing, research, sales	Life Sciences,	Owned	22,000
	and administrative office	Other

New York, NY	Corporate headquarters	Other	Leased	11,300
(Note 2)

San Diego, CA	Sales, administration and distribution	Life Sciences	Leased	6,400
(Note 3)

Lausen, Switzerland	Operational headquarters in	Life Sciences	Leased	18,829
(Note 4)	Europe, including sales and distribution

Ann Arbor, Michigan	Sales, manufacturing, research,	Life Sciences	Leased	26,820
(Note 5)	administration and distribution

Note 1	– In March 2005, the Company amended and extended the lease for its Farmingdale laboratory for a period of 12 years (See Note 15 to the Consolidated Financial Statements).

Note 2	– In February 2010, the lease, which includes 4,100 square feet under a sublease rental agreement through December 31, 2011, was extended through May 2020

Note 3	– The lease for this property was acquired in connection with the Axxora acquisition in May 2007 and was amended and extended through February 2014.

Note 4	– The lease for this property was acquired in connection with the Axxora acquisition in May 2007 and was amended and extended through April 2013.

Note 5	– The lease for this property was acquired in connection with the Assay Designs acquisition in March 2009 and was amended and extended through April 2016.

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

          On March 26, 2010, the United States Court of Appeals for the Federal Circuit reversed the District of Connecticut’s grant of summary judgment of invalidity as to various patents at issue in the Applera case, and remanded the Applera case for further proceedings consistent with the Federal Circuit’s opinion. On September 23, 2010, Applera petitioned the Supreme Court of the United States for a writ of certiorari, seeking review of the Federal Circuit’s ruling. On June 21, 2011, the Supreme Court denied Applera’s petition for certiorari. Consequently, on August 16, 2011, the court lifted the stay in the Amersham action. On August 26, 2011, the court allowed the defendants to renew their motions for summary judgment related only to alleged non-infringement of some of the patents in suit. Defendants’ initial brief is to be filed by October 11, 2011, and all briefing is to be completed by December 16, 2011. The Company does not believe the defendants’ motion has merit, and will oppose it vigorously.

          On October 28, 2003, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc (“Affymetrix”). The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company’s proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company’s products, and that Affymetrix improperly induced collaborators and customers to use the Company’s products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix’s unauthorized use, development, manufacture, sale, distribution and transfer of the Company’s products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company’s products in violation of the terms of the agreement and the Company’s rights. Subsequent to the filing of the Complaint against Affymetrix, Inc. referenced above, on or about November 10, 2003, Affymetrix, Inc. filed its own Complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties’ agreement, that it has not infringed certain of Enzo’s Patents, and that certain of Enzo’s patents are invalid. The Affymetrix Complaint also seeks damages for alleged breach of the parties’ agreement, unfair competition, and tortuous interference, as well as certain injunction relief to prevent alleged unfair competition and tortuous interference. The Company does not believe that the Affymetrix Complaint has any merit and intends to defend vigorously. Affymetrix also moved to transfer venue of Enzo’s action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix’s subsequently filed action. On January 30, 2004, Affymetrix’s motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Initial pleadings have been completed and discovery has commenced. The Court issued a Markman (claim construction) opinion on July 10, 2006. On January 3, 2007, Affymetrix moved for summary judgment on all counts of the Complaint. A two-day hearing on Affymetrix’s summary judgment motion was held on July 17 through July 18, 2007. On March 13, 2009, the court denied Affymetrix’s motion and stayed the case pending resolution of an appeal in the United States Court of Appeals for the Federal Circuit in Enzo’s Connecticut litigation against Applera Corporation and Tropix, Inc. On March 26, 2010, the United States Court of Appeals for the Federal Circuit reversed the District of Connecticut’s grant of summary judgment of invalidity as to various patents at issue in the Applera case, and remanded the Applera case for further proceedings consistent with the Federal Circuit’s opinion. In light of the Federal Circuit’s remand of the Applera case to the District of Connecticut and the impending trial, on May 27, 2010, the court maintained its stay of the Affymetrix case until further notice. On September 23, 2010, Applera petitioned the Supreme Court of the United States for a writ of certiorari, seeking review of the Federal Circuit’s ruling. On June 21, 2011, the Supreme Court denied Applera’s petition for certiorari. Consequently, on August 16, 2011, the court lifted the stay in the Affymetrix action. On August 26, 2011, the court allowed Affymetrix to renew its motion for summary judgment related only to alleged non-infringement of one patent in suit. Affymetrix’s initial brief is to be filed by October 11, 2011, and all briefing is to be completed by December 16, 2011. The Company does not believe Affymetrix’s motion has merit, and will oppose it vigorously.

          On June 2, 2004, Roche Diagnostic GmbH and Roche Molecular Systems, Inc. (collectively “Roche”) filed suit in the U.S. District Court of the Southern District of New York against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively “Enzo”). The Complaint was filed after Enzo rejected Roche’s latest cash offer to settle Enzo’s claims for, inter alia, alleged breach of contract and misappropriation of Enzo’s assets. The Complaint seeks declaratory judgment (i) of patent invalidity with respect to Enzo’s 4,994,373 patent (the “‘373 patent”), (ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the “1994 Agreement”), (iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and (iv) that Enzo’s claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition, the suit claims tortious interference and unfair competition. The Company does not believe that the Complaint has merit and intends to vigorously respond to such action with appropriate affirmative defenses and counterclaims. Enzo filed an Answer and Counterclaims on November 3, 2004 alleging multiple breaches of the 1994 Agreement and related infringement of Enzo’s patents. Discovery has commenced. The Court issued a Markman opinion on July 10, 2006. On January 3, 2007, Roche moved for summary judgment on all counts of the Complaint. During a two-day hearing held on July 17 through July 18, 2007, Roche subsequently withdrew its invalidity portion of its summary judgment motion.

          On March 13, 2009, the court denied Roche’s motion and stayed the cases pending resolution of an appeal to the United States Court of Appeals for the Federal Circuit in Enzo’s Connecticut litigation against Applera Corporation and Tropix, Inc. On March 26, 2010, the United States Court of Appeals for the Federal Circuit reversed the District of Connecticut’s grant of summary judgment of invalidity as to various patents at issue in the Applera case, and remanded the Applera case for further proceedings consistent with the Federal Circuit’s opinion. In light of the Federal Circuit’s remand of the Applera case to the District of Connecticut and the impending trial, on May 27, 2010, the court maintained its stay of the Roche case until further notice. On September 23, 2010, Applera petitioned the Supreme Court of the United States for a writ of certiorari, seeking review of the Federal Circuit’s ruling. On June 21, 2011, the Supreme Court denied Applera’s petition for certiorari. Consequently, on August 16, 2011, the court lifted the stay in the Roche action. On August 26, 2011, the court allowed Roche to renew its motion for summary judgment related only to alleged non-infringement of some of the patents in suit. Roche’s initial brief is to be filed by October 11, 2011, and all briefing is to be completed by December 16, 2011. The Company does not believe Roche’s motion has merit, and will oppose it vigorously.

          On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. The complaint alleges infringement of six patents (relating to DNA sequencing systems, labeled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. Accordingly, Yale is also a plaintiff in the lawsuit. Yale and Enzo are aligned in protecting the validity and enforceability of the patents. Enzo Life Sciences is the owner of the remaining two patents. The complaint seeks permanent injunction and damages (including treble damages for willful infringement). Defendants answered the complaint on July 29, 2004. The answer pleads affirmative defenses of invalidity, estoppels and laches and asserts counterclaims of non-infringement and invalidity. A Markman hearing was held on May 25, 2006 and the district court issued a ruling on October 12, 2006. On August 17, 2007, the Company voluntarily dismissed the infringement claims for one of the patents in suit without prejudice. Defendants similarly dismissed their defenses and counterclaims as to that patent. On the same date, the Company conceded a judgment of non-infringement for another of the patents in suit based on the district court’s claim construction, reserving the right to appeal their construction. The defendants filed motions for summary judgment for invalidity, laches and non-infringement of the Ward patents on March 5, 2007. The Company and other plaintiff filed a motion for summary judgment on infringement of the Ward patents on March 5, 2007. On August 20, 2007, the district court heard oral arguments on the motions for summary judgment. On September 6, 2007, the court granted defendants’ motion for summary judgment of invalidity of three of the remaining Ward patents and entered judgment to that effect. The Company and other plaintiff filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on September 7, 2007. On January 30, 2008, the Court of Appeals for the Federal Circuit granted the Company’s alternative motion to dismiss its appeal and remand to the Connecticut Court for further proceedings incident to an entry of a final, appealable judgment. The Company requested the Connecticut Court to dispose of all outstanding issues (including the Company’s claim under the fourth Ward patent and certain counterclaims of Applera’s) and enter final judgment. The Connecticut Court granted this request. The Company subsequently filed an Appeal on April 7, 2009. On March 26, 2010, the Federal Circuit issued an order concluding that the claims of U.S. Patent Nos. 5,328,824 and 5,449,767 were not indefinite and that there were genuine issues of material fact as to anticipation. The Court reversed the district court’s summary judgment of invalidity of those two patents and remanded the case back to the Connecticut Court. Applera and Tropix then filed a combined petition for panel rehearing and rehearing en banc. On May 26, 2010, the Federal Circuit issued an order denying both petitions. Applera filed a petition with the U.S. Supreme Court for a writ of certiorari on September 23, 2010. On June 19, 2011, the Court denied that petition. The case is currently scheduled for trial in February of 2012. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

          On or about March 6, 2002, an action was commenced against the Company and certain officers and directors, by an investor in the Company, Lawrence Glazer and on behalf of others, who had filed for bankruptcy protection. The complaint alleged securities and common law fraud and breach of fiduciary duty and sought in excess of $150 million in damages. On August 22, 2002, the complaint was voluntarily dismissed; however a new substantially similar complaint was filed at the same time. On October 21, 2002, the Company and the other defendants filed a motion to dismiss the complaint, and the plaintiffs responded by amending the complaint and dropping their claims against defendants Keating and Yates. On November 18, 2002, the Company and the other defendants again moved to dismiss the Amended Complaint. On July 16, 2003, the Court issued a Memorandum Opinion dismissing the Amended Complaint in its entirety with prejudice. Plaintiffs thereafter moved for reconsideration but the Court denied the motion on September 8, 2003. Plaintiffs thereafter appealed the decision to the United States Court of Appeals for the Fourth Circuit. On March 21, 2005, the Fourth Circuit affirmed the lower Court’s prior dismissal of all claims asserted in the action with the sole exception of a portion of the claim for common law fraud and remanded that remaining portion of the action to the U.S. District Court for the Eastern District of Virginia. On May 20, 2005, defendants again moved the District Court to dismiss the sole remaining claim before it.

          On July 14, 2005, the District Court granted defendants’ renewed motion to dismiss. On July 29, 2005, Plaintiffs moved to amend their Complaint and for reconsideration. On August 19, 2005, the Court denied Plaintiffs’ motion to amend and entered final judgment dismissing the Complaint. Plaintiffs then appealed the order and judgment to the Fourth Circuit. On September 21, 2006, the United States Court of Appeals for the Fourth Circuit affirmed the dismissal of the Complaint. Thereafter, in March 2007, the United States Supreme Court denied the Glasers’ Petition for Certiorari. Nevertheless, on January 14, 2011, many years after it was finally dismissed, Glaser filed a motion for reconsideration of the dismissal of his case with the United States District Court for the Eastern District of Virginia, along with a motion for sanctions, claiming in pertinent part that the Court was defrauded. The Company filed papers in opposition to the motion and, on April 1, 2011, the Court denied Glaser’s motion. Glaser subsequently appealed that dismissal to the Fourth Circuit. On October 4, 2011, his appeal was denied. The Company intends to defend vigorously any further effort by Glaser to re-open this long ago dismissed action.

          In January 2006, three actions were filed against the Company and certain of its officers and directors by Francis Scott Hunt and others. These actions were filed by the same attorney who had previously filed a virtually identical claim against the Company and certain of its officers and directors in the Eastern District of Virginia. These actions are in many respects identical to the Glaser action. The first action (Hunt) was filed on or about January 10, 2006, on behalf of seven alleged shareholders. The second action (Roberts) was filed on or about January 11, 2006, and was ultimately consolidated at the Company’s request with the Hunt Action before Judge Scheindlin. One of the plaintiffs in the first action, Paul Lewicki, subsequently withdrew his claim for procedural reasons and re-filed a separate virtually identical complaint (the third action listed above) on or about August 21, 2006, and the Lewicki Action was also consolidated before Judge Scheindlin. The pleadings in all three actions are virtually identical and seek to set forth only a claim for common law fraud, based on the same essential allegations set forth in the Glaser Action, i.e., that there was a fraudulent scheme approximately ten years ago to pump and dump Enzo securities. The Company and the other defendants moved to dismiss all of the Complaints and that motion was granted by Judge Scheindlin. The Plaintiffs then amended their Complaints and the Hunts moved for reconsideration. The Company and the other defendants opposed the motion for reconsideration and moved again to dismiss the Amended Complaints that were filed. The Hunts’ motion for reconsideration was denied and two of the other Plaintiffs (the McMahons) thereafter withdrew their complaint with prejudice voluntarily. After further delays during which the remaining Plaintiffs hired new counsel, Plaintiffs proposed yet another revised Complaint. The defendants’ motions to dismiss the latest version of the Complaints of the remaining Plaintiffs was granted in part and denied in part. The remaining plaintiffs and defendants, including Enzo Biochem, Inc., then proceeded with discovery. Following the completion of discovery, the defendants moved for summary judgment. On June 15, 2009, Judge Scheindlin granted the remaining defendants’ motion for summary judgment and dismissed the complaints. The remaining Plaintiffs then filed a notice of appeal to the Second Circuit Court of Appeals. On August 30, 2011, the Second Circuit denied the appeal. The remaining Plaintiffs then moved for a rehearing, and that motion is currently pending. The Company continues to believe that these actions have no merit whatsoever and expects the Second Circuit to reaffirm the denial of their appeal. In any event, the Company will continue to defend these actions vigorously.

          On or about September 22, 2010, Mayflower Partners, L.P. f/k/a Biomol International, L.P. (“Mayflower”) filed an action against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (together “Enzo”) in the United States District Court for the Southern District of New York, alleging breach of the stock and asset purchase agreement dated as of May 8, 2008 between Enzo and Mayflower (the “Agreement”). Pursuant to the Agreement, the Company acquired the assets of Mayflower, and agreed, among other things, to make certain contingent earn-out payments to Mayflower, accounted for as additional purchase price consideration, if certain performance thresholds were met for each of the two annual periods following the closing. Mayflower alleges that Enzo breached the Agreement by allegedly failing to operate the acquired business in good faith during the second earn-out period and engaging in conduct the primary purpose of which was to avoid making a second earn-out period payment under the Agreement. In addition, Mayflower claims that Enzo breached the Agreement by allegedly failing to provide the documentation appropriate to support the calculation of defined financial criteria for the second earn-out period as required under the Agreement. As part of the litigation, Mayflower moved by Order to Show cause to enjoin the accounting procedure specified under the Agreement. Mayflower’s motion was heard by a U.S. District Court Judge on September 27, 2010, who directed that the parties first go forward with the accounting procedure, as provided under the Agreement, before moving further with the litigation. The parties were unable to resolve the dispute through the accounting procedure. On January 27, 2011, Mayflower filed an amended complaint. On February 25, 2011, Enzo filed an answer to the amended complaint and on March 4, 2011 filed an amended counterclaim seeking fees and expense of the suit as provided under the Agreement. As provided under the Agreement, Mayflower’s maximum contingent earn-out was $2.5 million payable in either Enzo common stock or cash. The Company and Mayflower are currently negotiating a resolution to the second and final earn-out dispute and based on such negotiation the Company has accrued a $1.15 million settlement, expected to be in cash, which has been recorded in Goodwill as additional purchase price consideration. The Company recorded the liability in Other Current Liabilities.

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

2011 Fiscal Year (August 1, 2010 to July 31, 2011):
	High	Low

1st Quarter	$4.62	$3.37
2nd Quarter	$5.80	$4.16
3rd Quarter	$5.09	$3.46
4th Quarter	$4.74	$3.52

2010 Fiscal Year (August 1, 2009 to July 31, 2010):
	High	Low

1st Quarter	$7.66	$4.51
2nd Quarter	$6.24	$4.52
3rd Quarter	$6.67	$4.66
4th Quarter	$6.18	$3.90

          As of September 30, 2011, the Company had approximately 946 stockholders of record of its common stock.

          The Company has not paid a cash dividend on its common stock and intends to continue a policy of retaining earnings to finance and build its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of common stock in the foreseeable future.

          Securities Authorized for Issuance Under Equity Compensation Plans

          The following table sets forth information regarding our existing equity compensation plans as of July 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	785,124	$14.53	2,818,300
Equity compensation plans not approved by security holders	—	—	—

Total	785,124	$14.53	2,818,300

          Item 6. Selected Financial Data

          The following table, which is derived from the audited consolidated financial statements of the Company for the fiscal years 2007 through 2011 should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	For the fiscal year ended July 31, (In thousands, except per share amounts)
Operating Results	2011	2010	(1) 2009	(2) 2008	(3) 2007

Revenues	$102,029	$97,082	$89,572	$77,795	$52,908
Operating loss	$(12,928)	$(22,058)	$(23,407)	$(14,786)	$(20,966)

Net loss	$(12,960)	$(22,233)	$(23,564)	$(10,653)	$(13,260)

Basic and diluted net loss per common share:	$(0.34)	$(0.59)	$(0.63)	$(0.29)	$(0.38)

	July 31, (in thousands)
Financial Position	2011	2010	(4) 2009	(4) 2008	(4) 2007

Working capital	$33,670	$42,181	$60,518	$92,392	$113,850

Total assets	$109,474	$115,245	$133,128	$154,522	$159,002

Long term obligations	$96	—	—	—	—

Stockholders’ equity	$88,715	$97,016	$116,781	$138,289	$141,894

Notes to Selected Financial Data

(1)     On March 12, 2009, Enzo Life Sciences Inc. acquired Assay Designs, Inc. (“ADI”). As such, the operating results of ADI are included in the consolidated operating results beginning March 12, 2009.

(2)     On May 8, 2008, Enzo Life Sciences Inc. acquired Biomol International, LP. (“Biomol”). As such, the operating results of Biomol are included in the consolidated operating results beginning May 8, 2008.

(3)     On May 29, 2007, Enzo Life Sciences Inc. acquired Axxora Life Sciences, Inc. (“Axxora”). As such, the operating results of Axxora are included in the consolidated operating results beginning May 29, 2007.

(4)     The above acquisitions were primarily paid using cash.

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

          The following table summarizes the sources of revenues for the fiscal years ended July 31, 2011, 2010 and 2009, (in $000’s and percentages):

Fiscal year ended July 31,	2011		2010		2009

Product revenues	$41,830	41%	$43,111	44%	$40,592	45%
Royalty and license fee income	7,437	7	9,793	10	9,376	11
Clinical laboratory services	52,762	52	44,178	46	39,604	44

Total	$102,029	100%	$97,082	100%	$89,572	100%

Results of Operations

Comparative Financial Data for the Fiscal Years Ended July 31,
(in 000’s)

	2011	2010	Increase (Decrease)	% Change

Revenues:
Product revenues	$41,830	$43,111	$(1,281)	(3)
Royalty and license fee income	7,437	9,793	(2,356)	(24)
Clinical laboratory services	52,762	44,178	8,584	19

Total revenues	102,029	97,082	4,947	5

Operating expenses:
Cost of product revenues	22,137	22,547	(410)	(2)
Cost of clinical laboratory services	31,682	29,570	2,112	7
Research and development	7,806	9,704	(1,898)	(20)
Selling, general, and administrative	45,191	48,395	(3,204)	(7)
Provision for uncollectible accounts receivable	4,431	3,480	951	27
Legal	3,710	1,746	1,964	112
Litigation settlement and related legal costs	—	3,698	(3,698)	(100)

Total operating expenses	114,957	119,140	(4,183)	(4)

Operating loss	(12,928)	(22,058)	9,130	41

Other income (expense):
Interest	11	19	(8)	(42)
Other	45	44	1	2
Foreign exchange gain (loss)	49	(266)	315	118

Loss before income taxes	$(12,823)	$(22,261)	$9,438	42

          Consolidated Results:

          The “2011 period” and the “2010 period” refer to the fiscal year ended July 31, 2011 and 2010, respectively.

          Product revenues were $41.8 million in the 2011 period compared to $43.1 million in the 2010 period, a decrease of $1.3 million or 3% due to a decline of $1.5 million or 3.5% in organic sales. The decline is attributed to the ongoing strategy to increase direct sales and rationalize certain distribution business and negative impact from the Japanese market. The decline is offset by a 0.5% positive impact from foreign currency transactions.

          Royalty and license fee income was $7.4 million in the 2011 period compared to $9.8 million in the 2010 period, a decrease of $2.4 million or 24%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. During both the 2011 and 2010 periods, the Company recognized royalties of approximately $6.8 million from Qiagen. The 2011 period decrease is due to Abbott’s notification that they had made a final payment under a license agreement since they are not aware of any non-expired patents covered under the license agreement. Abbott and the Company are in communication as to patents covered under the license agreement which remains in full force. During the 2011 period, the Company recognized royalties and license fees from the Abbott agreement of approximately $0.4 compared to $3.0 million in the 2010 period. There are no direct expenses relating to royalty and licensing income.

          Clinical laboratory revenues during the 2011 period were $52.8 million compared to $44.2 million in the 2010 period. The 2011 period’s increase over the 2010 period was $8.6 million or 19% due to organic growth of 11% and an increase of 8% in revenue related to a new payer contract with Empire Blue Cross of New York.

          The cost of product revenues during the 2011 period was $22.1 million compared to $22.5 million in the 2010 period, a decrease of $0.4 million or approximately 2%. Although product sales declined during the 2011 period, cost of product revenues was negatively impacted by compensation costs, foreign exchange, other inventory adjustments and changes in cost allocations to the cost of production of $1.7 million, offset by a charge in the prior year for excess and obsolete inventory that arose primarily from the strategic realignment of marketing efforts for core products of $1.3 million.

          The cost of clinical laboratory services during the 2011 period was $31.7 million as compared to $29.6 million in the 2010 period, an increase of $2.1 million or 7%. The Company incurred increased costs due to higher reagent costs and supplies of $1.7 million, primarily due to increased service volume and reagent costs for certain tests that were previously sent to outside reference labs, higher laboratory personnel and related costs of $0.2 million primarily due to incremental increases in service volume and increases in the other lab operating costs of $0.3 million offset by a decrease of outside reference lab costs of $0.1 million. In the 2011 period the gross profit margin improved from 33% to 40% due to increased revenues, process improvements and the positive impact of greater service volume on fixed costs coverage.

          Research and development expenses were approximately $7.8 million during the 2011 period, compared to $9.7 million in the 2010 period, a decrease of $1.9 million or 20%. The decrease was principally attributed to lower costs of $1.4 million at Enzo Life Sciences primarily due the realignment of the R&D workforce that occurred in July 2010. There was a $0.2 million decline in clinical trial and related activities and $0.3 million in payroll costs at the Therapeutics segment.

          Selling, general and administrative expenses were approximately $45.2 million during the 2011 period as compared to $48.4 million in the 2010 period, a decrease of $3.2 million or 7%. The Enzo Life Sciences segment decreased by $1.9 million principally comprised of a decline of approximately $1.1 million of discretionary marketing costs due to refocused spending and decreases of $1.0 million related to reallocation and realignment of personnel offset by increases in payroll and related costs of $0.2 million. The Clinical Lab segment’s selling general and administrative decreased by $0.1 million primarily due to a decline in payroll and related benefits of $0.8 million offset by an increase in sales commission of $0.5 million as a result of increased service revenues and an increase in other expenses of $0.2 million. The Other segment’s selling general and administrative decreased by $1.2 million, primarily due to decreases in outside consulting costs of $0.8 million, professional fees of $0.4 million and other operating expenses of $0.1 million, directly related to planned cost reductions effective August 1, 2010 and other expense improvements, offset by increases of $0.1 million in payroll and payroll related costs.

          The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $4.4 million for the 2011 period as compared to $3.5 million in the 2010 period, an increase of $0.9 million attributed to an increase in patient service revenue. As a percentage of Clinical Lab revenues, bad debts approximated 8% in both the 2011 and 2010 periods.

          Legal expense was $3.7 million during the 2011 period compared to $1.7 million in the 2010 period, an increase of $2.0 million due to overall increases in legal services in the 2011 period for general, litigation and proxy related matters of $1.0 million and the impact of $0.5 million in insurance reimbursements and $0.5 million in negotiation and settlement adjustments in the 2010 period.

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

          The 2011 period foreign exchange benefit was approximately $0.1 million compared to a loss of $0.2 million in the 2010 period. The foreign exchange benefit or loss is determined on two factors, an intercompany loan denominated in British pounds sterling and transactions denominated in foreign currencies other than the functional currency.

          Segment Results

          The Life Sciences segment’s income before taxes was $2.8 million for the 2011 period as compared to $2.9 million for the 2010 period with the positive impact of the on-going integration of our businesses and related operational improvements and cost reductions offset by a decline in revenues. Product revenues decreased by $1.3 million or 3% in the 2011 period primarily due to a decline of organic sales of 3.5% partially attributed to the on-going strategy to increase direct sales and rationalize certain distribution business and softness in the Japan market offset by a positive impact of foreign exchange of 0.5%. Further, royalty and license fee income decreased by $2.4 million in the 2011 period principally attributed to no royalty payments received under the Abbott license agreement after the first quarter of the 2011 period. The segment’s gross profit of $27.1 million in the 2011 period was negatively impacted by the previously discussed changes in revenues and cost of product revenues. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, decreased by approximately $2.8 million during the 2011 period primarily due to the lower marketing and selling expenses attributed to refocused and lower planned spending, a decline in payroll and payroll related costs, changes in expense allocations and reduced research and development expenses principally due to the realignment of research and development workforce that occurred in July 2010 offset by increased legal of $0.6 million.

          The Clinical Labs segment’s loss before taxes was $2.1 million for the 2011 period as compared to $7.5 million in the 2010 period an improvement of $5.4 million arising from revenue growth, process improvements and cost containment. The revenue from laboratory services increased in the 2011 period by $8.6 million due to organic growth of 11% and the 8% increase in revenue due to the new payer contract with Empire Blue Cross of New York. The 2011 period gross profit of $21.1 million improved the gross profit margin from 33% to 40% over the 2010 period due to the previously discussed changes in service revenues and favorable impacts on costs from process improvements and benefits resulting from greater service volume on fixed costs coverage. Selling, general and administrative expense decreased by approximately $0.1 million primarily due to decreases in benefits and other costs, partially offset by increases in sales commissions directly the result of increased service revenues. The provision for uncollectible accounts receivables increased by $1.0 million as compared to the 2010 period due to the increase in patient service volume.

          The Therapeutics segment’s loss before income taxes was approximately $2.0 million for the 2011 period as compared to a loss of $2.5 million for the 2010 period. The decrease in the segment loss of $0.5 million was primarily due to decreases in clinical trial activities, impacted by timing of activities, of $0.2 million and a $0.3 million decrease in payroll related expenses.

          The Other segment’s loss before taxes for the 2011 period was approximately $11.5 million as compared to $15.1 million in the 2010 period, a decrease of $3.6 million. During the 2011 period, a decrease of $1.2 million in selling, general and administrative primarily due to lower consulting costs and professional fees, partially attributed to the July 2010 planned cost reductions was offset by an increase of $1.2 million in legal fees for general, litigation and proxy related costs and the impact of the recording $0.5 million in insurance reimbursements and $0.5 million in negotiation and settlement adjustments in the 2010 period. Further, the 2010 period loss included a litigation settlement and related legal costs of $3.7 million.

Results of Operations

Comparative Financial Data for the Fiscal Years Ended July 31,
(in 000’s)

	2010	2009	Increase (Decrease)	% Change

Revenues:
Product revenues	$43,111	$40,592	$2,519	6
Royalty and license fee income	9,793	9,376	417	4
Clinical laboratory services	44,178	39,604	4,574	12

Total revenues	97,082	89,572	7,510	8

Operating expenses:
Cost of product revenues	22,547	26,766	(4,219)	(16)
Cost of clinical laboratory services	29,570	26,295	3,275	12
Research and development	9,704	9,220	484	5
Selling, general, and administrative	48,395	41,314	7,081	17
Provision for uncollectible accounts receivable	3,480	5,189	(1,709)	(33)
Legal	1,746	4,195	(2,449)	(58)
Litigation settlement and related legal costs	3,698	—	3,698	—

Total operating expenses	119,140	112,979	6,161	5.5

Operating loss	(22,058)	(23,407)	1,349	(6)

Other income (expense):
Interest	19	581	(562)	(97)
Other	44	74	(30)	(41)
Foreign exchange loss	(266)	(725)	459	(63)

Loss before income taxes	$(22,261)	$(23,477)	$1,216	(5)

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

Liquidity and Capital Resources

          At July 31, 2011, the Company had cash and cash equivalents of $14.2 million and short-term investments of $10.0 million, or $24.2 million in aggregate as compared to $33.6 million at July 31, 2010. Short term investments are in US Treasury bills. The Company had working capital of $33.7 million at July 31, 2011 compared to $42.2 million at July 31, 2010. The decrease in working capital of $8.5 million was primarily the result of the 2011 period net loss and funding for capital expenditures of $1.2 million.

          Net cash used in operating activities for the year ended July 31, 2011 was approximately $8.3 million as compared to $13.4 million for the year ended July 31, 2010. The decrease in net cash used in operating activities in the 2011 period over the 2010 period of approximately $5.1 million was primarily due to a decrease in net loss of $9.3 million, and an increase in non-cash expenses of $0.8 million, offset by changes in operating assets and liabilities of $5.0 million, relating primarily to increases in accounts receivable, inventory and prepaid expenses and a decrease in accounts payable - trade.

          Net cash provided by investing activities was approximately $13.5 million as compared to cash provided of $15.3 million in the year ago period. The decrease in 2011 of $1.8 million is primarily due to the decrease in purchases of short- term investments (US Treasury bills) and maturities of short-term investments over 2010 of $3.7 million offset by the decrease in cash used for capital expenditures in 2011 of $2.0 million.

          Net cash used in financing activities in 2011 was $0.1 million. There were no financing activities in 2010.

          We believe that our current cash and cash equivalents and short-term investments are sufficient for our foreseeable liquidity and capital resource needs over the next twelve months, although there can be no assurance that future events will not alter such view.

Effect of New Accounting Pronouncements

          In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect the adoption of these provisions to have a material impact on the its consolidated financial statements or on future operating results.

          In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, updating ASC Topic 220, Comprehensive Income. Under the amended ASC Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the current option to present other comprehensive income and its components in the Statement of Stockholders’ Equity. This guidance does not change the components that are recognized in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. The Company does not believe the adoption of this guidance in the first quarter of fiscal 2013 will have an impact on its consolidated financial statements or on future operating results.

          In July 2011, the FASB issued ASU No. 2011-07: Health Care Entities (Topic 954) — Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. This update was issued to provide greater transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay.

          These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, causing difficulty for outside users of financial statements to make accurate comparisons and analyses of financial statements among entities. ASU No. 2011-07 requires certain healthcare entities to change the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts. This update is not designed and will not change the net income reported by healthcare entities. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect that this update will have any material impact on its consolidated financial statements. The Company is currently evaluating if the update will have any impact on the presentation of its statement of operations.

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

          The following is a summary of future payments under the Company’s contractual obligations as of July 31, 2011:

Payments Due by Period

In 000’s	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Real estate and equipment leases	$20,592	$4,520	$6,685	$5,217	$4,170
Employment agreements	1,223	1,223	—	—	—

Total contractual cash obligations	$21,815	$5,743	$6,685	$5,217	$4,170

          Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements that would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

          The Company does not have any “off-balance sheet arrangements” as such term is defined in Item 303(a) (4) of Regulation S-K.

          Critical Accounting Policies

          General

          The Company’s discussion and analysis of its financial condition and results of operations are based upon Enzo Biochem, Inc. consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and judgments also affect related disclosure of contingent assets and liabilities.

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

          The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Year ended July 31 2011		Year ended July 31 2010		Year ended July 31 2009

Revenue category	(In 000’s)	(in %)	(In 000’s)	(in %)	(In 000’s)	(in %)

Medicare	$11,856	22	$11,158	25	$9,138	23
Third-party payers	24,335	46	19,534	44	20,073	51
Patient self-pay	11,554	22	8,758	20	6,056	15
HMO’s	5,017	10	4,728	11	4,337	11

Total	$52,762	100%	$44,178	100%	$39,604	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represent approximately 22%, 25% and 25%, of the Clinical Labs segment’s services net revenues for the fiscal years ended July 31, 2011, 2010 and 2009 respectively.

          Contractual Adjustment

          The Company’s estimate of contractual adjustment is based on significant assumptions and judgments, such as its interpretation of payer reimbursement policies, and bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. Gross billings are based on a standard fee schedule we set for all third party payers, including Medicare, health maintenance organizations (“HMO’s”) and managed care. The Company adjusts the contractual adjustment estimate quarterly, based on its evaluation of current and historical settlement experience with payers, industry reimbursement trends, and other relevant factors.

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

          During the years ended July 31, 2011, 2010 and 2009, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 84%, 83% and 81% respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

          The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $3,298,000, $2,589,000, and $2,040,000 for the years ended July 31, 2011, 2010, and 2009, respectively, and a change in the net accounts receivable of approximately $507,000 and $339,000 as of July 31, 2011 and 2010, respectively.

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

          The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2011 and 2010, approximately 51% and 45%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey and Eastern Pennsylvania medical communities. The Life Sciences segment’s accounts receivable, of which $2.5 million or 33% and $1.9 million or 27% represents foreign receivables as of July 31, 2011 and 2010 respectively, includes royalty receivables of $2.0 million and $2.5 million, as of July 31, 2011 and 2010, of which approximately $2.0 million and $1.8 million, respectively is from Qiagen Corporation.

          Net accounts receivable

	As of July 31, 2011		As of July 31, 2010

Billing category	(In 000’s)	(in %)	(In 000’s)	(in %)

Clinical Labs
Medicare	$1.434	19	$849	14
Third party payers	3,087	40	2,664	46
Patient self-pay	2,865	37	2,024	35
HMO’s	314	4	296	5

Total Clinical Labs	7,700	100%	5,833	100%

Total Life Sciences	7,545		7,173

Total accounts receivable	$15,245		$13,006

          Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	July 31, 2011	July 31, 2010

Beginning balance	$2,839	$4,786
Provision for doubtful accounts	4,431	3,480
Write-offs, net	(3,782)	(5,427)

Ending balance	$3,488	$2,839

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

          The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the years ended July 31, 2011 and 2010, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of July 31, 2011	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$29,880	60%	5,843	60%	13,851	56%	6,173	55%	4,013	95%
31-60 days	7,013	14%	791	8%	3,441	14%	2,687	24%	93	2%
61-90 days	4,029	8%	566	6%	2,522	10%	890	8%	51	1%
91-120 days	3,826	8%	917	9%	1,819	7%	1,046	9%	44	1%
121-150 days	2,084	4%	375	4%	1,385	6%	288	3%	37	1%
Greater than 150 days*	3,050	6%	1,234	13%	1,717	7%	94	1%	5	0%

Totals	$49,882	100%	9,726	100%	24,735	100%	11,178	100%	4,243	100%

As of July 31, 2010	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$21,678	66%	$2,886	57%	$10,846	64%	$4,242	59%	$3,704	99%
31-60 days	4,256	13%	439	9%	2,458	15%	1,344	18%	15	1%
61-90 days	2,565	8%	281	6%	1,337	8%	935	13%	12	—%
91-120 days	1,771	5%	248	5%	850	5%	671	9%	2	—%
121-150 days	936	3%	236	4%	696	4%	2	—%	2	—%
Greater than 150 days**	1,733	5%	967	19%	711	4%	52	1%	3	—%

Totals	$32,939	100%	$5,057	100%	$16,898	100%	$7,246	100%	$3,738	100%

* Total includes $800 fully reserved over 210 days as of July 31, 2011.

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

          Goodwill and Indefinite-Lived Intangibles

          Goodwill, representing the cost of acquired businesses in excess of the fair value of net assets acquired, and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment. The Company performs its annual impairment test as of the first day of its fiscal fourth quarter or if indicators of potential impairment exist. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. The fair value of a reporting unit is estimated using both a discounted cash flow model and market approach model. In determining fair value, the Company makes certain judgments on the assumptions included in the discounted cash flow such as forecasted revenue, gross profit margins, working capital cash flow, the identification of reporting units and the selection of comparable companies for the market approach. Trademarks are considered impaired if the carrying amount exceeds their estimated fair value. To date, there has been no impairment charges recorded.

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

          Accrual for Self-funded Medical

          Accruals for self-funded medical insurance are determined based on a number of assumptions and factors, including historical payment trends, claims history and current estimates. These estimated liabilities are not discounted. If actual trends differ from these estimates, the financial results could be impacted. As of July 31, 2011, the Company has established a reserve of $0.4 million which is included in accrued liabilities, for claims that have been reported but not paid and incurred but not reported.

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

          Foreign Currency Exchange Rate Risk

          The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2011, our assets and liabilities would increase or decrease by $2.1 million and $0.9 million, respectively, and our net sales and net earnings (loss) would increase or decrease by $2.2 million and $0.1 million, respectively, on an annual basis.

          We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2011, our pre-tax earnings (loss) would be favorably or unfavorably impacted by approximately $0.3 million on an annual basis.

          Interest Rate Risk

          Our excess cash is invested in highly liquid short term money market accounts and short term investments in U.S. Treasury bills. Changes in interest rates may affect the investment income we earn on money market funds and short term investments and therefore affect our cash flows and results of operations. As of July 31, 2011, we were exposed to interest rate change market risk with respect to our money market accounts and short-term investments of $14.2 million. The short-term investments bear interest rates ranging from 0% to 0.05%. As of July 31, 2011, based on the investments held, it is determined we have no material interest rate risk.

          As of July 31, 2011, we have fixed interest rate financing on transportation and equipment leases.

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

          Item 9A. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

          Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of July 31, 2011, and that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          Changes in Internal Control over Financial Reporting

          There was no change in our internal control over financial reporting during the fourth quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of July 31, 2011. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of July 31, 2011. This report, in which Ernst & Young LLP has expressed an unqualified opinion, appears in this Item 9A.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited Enzo Biochem, Inc.’s (“the Company”) internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Enzo Biochem, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Enzo Biochem, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enzo Biochem, Inc. as of July 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended July 31, 2011 of Enzo Biochem, Inc. and our report dated October 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 14, 2011

                   Item 9B. Other Information

          None

          PART III

                   Item 10. Directors, Executive Officers and Corporate Governance

          The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2011 and is incorporated herein by reference.

                   Item 11. Executive Compensation

          The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2011 and is incorporated herein by reference.

                   Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2011 and is incorporated herein by reference.

                   Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2011 and is incorporated herein by reference.

                   Item 14. Principal Accountant Fees and Services

          The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 28, 2011 and is incorporated herein by reference.

          PART IV

                   Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements
		Consolidated Balance Sheets - July 31, 2011 and 2010
		Consolidated Statements of Operations- Years ended July 31, 2011, 2010 and 2009
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) - Years ended July 31, 2011, 2010 and 2009
		Consolidated Statements of Cash Flows - Years ended July 31, 2011, 2010 and 2009
		Notes to Consolidated Financial Statements.

	(2)	Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

          All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

(3)	Exhibits

The following documents are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit No.	Description

3(a)	Certificate of Incorporation (1)

3(b)	Certificate of Incorporation, as amended on March 17, 1980. (1)

3(c)	Certificate of Amendment of the Certificate of Incorporation as amended on June 16, 1981. (2)

3(d)	Certificate of Amendment to the Certificate of Incorporation as of July 22, 1988. (3)

3(e)	Amended and restated Bylaws. (4)

10(a)	1994 Stock Option Plan. (5)

10 (b)	1999 Stock Option Plan. (6)

10 (c)	2005 Equity Compensation Incentive Plan (7)

10 (d)	2011 Incentive Plan (8)

10 (e)	Lease agreement with Pari Management (9)

10 (f)	Settlement and Release Agreement between the Company and Sigma Aldrich (10)

10 (g)	Stock Purchase Agreement By and Among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the Stock holders, Option holders and Warrant holders (12)

10 (h)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties with respect to the Biomol International and affiliate acquisition (13)

10 (i)	Asset Purchase Agreement By and Among Enzo Life Sciences, Acquisition, Inc. and Assay Designs, Inc.(14)

10 (j)	Amended and Restated Employment Agreement with Elazar Rabbani (15)

10(k)	Amended and Restated Employment Agreement with Barry Weiner (15)

14 (a)	Code of Ethics (11)

21*	List of subsidiaries of the Company

23*	Consent of Independent Registered Public Accounting Firm

31 (a)*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 (b)*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Notes to exhibits

*	Filed herewith

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(7)	This exhibit was filed as an exhibit to the Company’s Proxy Statement of Schedule 14A filed on January 19, 2005 and is incorporated herein by reference.

(8)

This exhibit was filed as appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on November 16, 2010 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 and is incorporated herein by reference.

(10)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and is incorporated here by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K May 30, 2007 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K March 13, 2009 and is incorporated herein by reference.

(15)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2010 and is incorporated herein by reference.

     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: October 14, 2011	By:	/s/ Elazar Rabbani Ph.D.

Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani Ph.D.	October 14, 2011

Elazar Rabbani,
Chairman of Board of Directors and Secretary
(Principal Executive Officer)

By: /s/ Barry W. Weiner	October 14, 2011

Barry W. Weiner,
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

By: /s/ Stephen B. H. Kent Ph.D.	October 14, 2011

Stephen B. H. Kent, Director

By: /s/ Bernard L. Kasten MD	October 14, 2011

Bernard Kasten, Director

By: /s/ Gregory M. Bortz	October 14, 2011

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. as of July 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended July 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enzo Biochem Inc.’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 14, 2011

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 31, 2011	July 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$14,161	$8,759
Short term investments	10,000	24,807
Accounts receivable, net of allowance for doubtful accounts of $3,488 in 2011 and $2,839 in 2010	15,245	13,006
Inventories	9,260	8,882
Prepaid expenses	2,733	2,284

Total current assets	51,399	57,738

Property, plant, and equipment, net	10,335	11,858
Goodwill	27,373	24,943
Intangible assets, net	19,985	20,368
Other	382	338

Total assets	$109,474	$115,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$7,858	$6,455
Accrued liabilities	8,188	8,509
Other current liabilities	1,683	572
Deferred taxes	—	21

Total current liabilities	17,729	15,557

Deferred taxes	2,934	2,582
Other	96	90

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 39,045,837 at July 31, 2011 and 38,782,725 at July 31, 2010	390	388
Additional paid-in capital	305,833	306,561
Less treasury stock at cost: 450,014 shares at July 31, 2011 and 623,848 shares at July 31, 2010	(6,387)	(8,854)
Accumulated deficit	(214,914)	(201,954)
Accumulated other comprehensive income	3,793	875

Total stockholders’ equity	88,715	97,016

Total liabilities and stockholders’ equity	$109,474	$115,245

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended July 31,

	2011	2010	2009

Revenues:
Product revenues	$41,830	$43,111	$40,592
Royalty and license fee income	7,437	9,793	9,376
Clinical laboratory services	52,762	44,178	39,604

	102,029	97,082	89,572

Operating expenses:
Cost of product revenues	22,137	22,547	26,766
Cost of clinical laboratory services	31,682	29,570	26,295
Research and development	7,806	9,704	9,220
Selling, general, and administrative	45,191	48,395	41,314
Provision for uncollectible accounts receivable	4,431	3,480	5,189
Legal	3,710	1,746	4,195
Litigation settlement and related costs	—	3,698	—

Total operating expenses	114,957	119,140	112,979

Operating loss	(12,928)	(22,058)	(23,407)

Other income (expense):
Interest	11	19	581
Other	45	44	74
Foreign exchange gain (loss)	49	(266)	(725)

Loss before income taxes	(12,823)	(22,261)	(23,477)
(Provision) benefit for income taxes	(137)	28	(87)

Net loss	($12,960)	($22,233)	($23,564)

Net loss per common share:
Basic and diluted	($0.34)	($0.59)	($0.63)

Weighted average common shares outstanding:
Basic and diluted	38,357	38,001	37,511

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended July 31, 2011, 2010, and 2009
(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive loss

Balance at July 31, 2008	38,007,581	777,719	$380	$303,811	$(11,331)	$(156,157)	$1,586	$138,289

Net (loss) for the year ended July 31, 2009	—	—	—	—	—	(23,564)	—	(23,564)	$(23,564)
Purchase of treasury stock	—	99,985			(1,126)	—	—	(1,126)	—
Exercise of stock options	251,162		3	1,471	—	—	—	1,474	—
Vesting of restricted stock	128,941	—	1	—	—	—	—	1	—
Stock based compensation charges	—	—	—	1,435	—	—	—	1,435	—
Issuance of stock for employee 401(k) plan match	—	(142,150)	—	(1,435)	2,017	—	—	582	—
Issuance of stock for acquisition earn out	202,196	—	2	998	—	—	—	1,000	—
Foreign currency translation adjustments	—	—	—	—	—	—	(1,310)	(1,310)	(1,310)

Comprehensive loss									(24,874)

Balance at July 31, 2009	38,589,880	735,554	386	306,280	(10,440)	(179,721)	276	116,781

Net (loss) for the year ended July 31, 2010	—	—	—	—	—	(22,233)	—	(22,233)	(22,233)
Vesting of restricted stock	192,845	—	2	—	—	—	—	2	—
Stock based compensation charges	—	—	—	1,170	—	—	—	1,170	—
Issuance of treasury stock for employee 401(k) plan match	—	(111,706)	—	(889)	1,586	—	—	697	—
Foreign currency translation adjustments	—	—	—	—	—	—	599	599	599

Comprehensive loss									(21,634)

Balance at July 31, 2010	38,782,725	623,848	388	306,561	(8,854)	(201,954)	875	97,016

Net (loss) for the year ended July 31, 2011	—	—	—	—	—	(12,960)	—	(12,960)	(12,960)
Vesting of restricted stock	263,112	—	2	—	—	—	—	2	—
Stock based compensation charges	—	—	—	1,049	—	—	—	1,049	—
Issuance of treasury stock for employee 401(k) plan match	—	(173,834)	—	(1,777)	2,467	—	—	690	—
Foreign currency translation adjustments	—	—	—	—	—	—	2,918	2,918	2,918

Comprehensive loss									$(10,042)

Balance at July 31, 2011	39,045,837	450,014	$390	$305,833	$(6,387)	$(214,914)	$3,793	$88,715

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended July 31,

	2011	2010	2009

Cash flows from operating activities:
Net loss	($12,960)	($22,233)	($23,564)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	2,962	2,727	2,185
Amortization of intangible assets	1,507	1,542	1,277
Provision for uncollectible accounts receivable	4,431	3,480	5,189
Deferred income tax provision (benefit)	17	(45)	—
Share based compensation charges	1,049	1,170	1,435
Share based 401(k) employer match expense	690	1,115	582
Deferred revenue recognized	(38)	(450)	(475)
Foreign exchange (gain) loss on intercompany loan	(131)	45	697

Changes in operating assets and liabilities:
Accounts receivable	(6,537)	(3,844)	(1,409)
Inventories	(178)	681	2,647
Prepaid expenses	(432)	220	208
Accounts payable – trade	1,462	2,348	(571)
Accrued liabilities	(208)	(232)	528
Other current liabilities	34	(78)	(206)
Other liabilities	6	90	—

Total adjustments	4,634	8,769	12,087

Net cash used in operating activities	(8,326)	(13,464)	(11,477)

Cash flows from investing activities:
Capital expenditures	(1,223)	(3,251)	(2,709)
Maturities of short term investments	182,453	232,140	318,650
Purchases of short term investments	(167,646)	(213,643)	(361,956)
(Increase) decrease in security deposits and other	(45)	81	384
Acquisitions, net of cash acquired	—	—	(14,541)

Net cash provided by (used in) investing activities	13,539	15,327	(60,172)

Cash flows from financing activities:
Installment loan payments	(68)	—	—
Proceeds from the exercise of stock options	—	—	348

Net cash (used) provided by financing activities	(68)	—	348

Effect of exchange rate changes on cash and cash equivalents	257	(33)	(92)

Increase (decrease) in cash and cash equivalents	5,402	1,830	(71,393)
Cash and cash equivalents - beginning of year	8,759	6,929	78,322

Cash and cash equivalents - end of year	$14,161	$8,759	$6,929

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

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

Foreign Currency Translation/Transactions

The Company has determined that the functional currency for its foreign subsidiaries is the local currency. For financial reporting purposes, assets and liabilities denominated in foreign currencies are translated at current exchange rates and profit and loss accounts are translated at weighted average exchange rates. Resulting translation gains and losses are included as a separate component of stockholders’ equity as accumulated other comprehensive income or loss. Gains or losses resulting from transactions entered into in other than the functional currency are recorded as foreign exchange gains and losses in the consolidated statements of operations.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

The Company believes the fair value of the aforementioned financial instruments approximates the cost due to the immediate or short-term nature of these items.

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
July 31, 2011 and 2010
(Dollars in thousands except share data)

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

The following tables of the Clinical Lab segment’s net revenues and revenue percentages by revenue category:

	2011		Years ended July 31 2010		2009

Revenue category	(In 000’s)	(in %)	(In 000’s)	(in %)	(In 000’s)	(in %)

Medicare	$11,856	22	$11,158	25	$9,138	23
Third-party payers	24,335	46	19,534	44	20,073	51
Patient self-pay	11,554	22	8,758	20	6,056	15
HMO’s	5,017	10	4,728	11	4,337	11

Total	$52,762	100%	$44,178	100%	$39,604	100%

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

Other than the Medicare program, United Healthcare of New York whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 22%, 25% and 25% of the Clinical Labs segment net revenue for the years ended July 31, 2011, 2010 and 2009 respectively.

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

During the years ended July 31, 2011, 2010 and 2009, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 84%, 83% and 81%, respectively, of gross billings.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

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

During the years ended July 31, 2011 and 2010, the Company determined an allowance for doubtful accounts for customers whose accounts receivable have been outstanding less than 210 days and wrote off 100% of accounts receivable over 210 days, as it determined based on historical trends that those accounts were uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At July 31, 2011 and 2010, approximately 51% and 45%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable includes royalties receivable of $2.0 million and $2.5 million, as of July 31, 2011 and 2010, respectively, of which approximately $2.0 million and $1.8 million, respectively is from QIAGEN Gaithersburg Inc. (“Qiagen”) (see Note 13).

The following is a table of the Company’s net accounts receivable by segment.

	As of July 31, 2011		As of July 31, 2010

Net accounts receivable by segment	(In 000’s)	(in %)	(In 000’s)	(in %)

Clinical Labs (by billing category)
Medicare	$1,434	19	$849	14
Third party payers	3,087	40	2,664	46
Patient self-pay	2,865	37	2,024	35
HMO’s	314	4	296	5

Total Clinical Labs	7,700	100%	5,833	100%

Total Life Sciences	7,545		7,173

Total accounts receivable	$15,245		$13,006

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

Changes in the Company’s allowance for doubtful accounts are as follows:

	July 31, 2011	July 31, 2010

Beginning balance	$2,839	$4,786
Provision for doubtful accounts	4,431	3,480
Write-offs	(3,782)	(5,427)

Ending balance	$3,488	$2,839

Inventories

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. No indicators of impairment were identified during the years ended July 31, 2011, 2010 or 2009.

Goodwill and Indefinite-Lived Intangibles

Goodwill, representing the cost of acquired businesses in excess of the fair value of net assets acquired and indefinite-lived intangibles are not amortized, but are evaluated annually for impairment. The Company performs its annual impairment test as of the first day of its fiscal fourth quarter or if indicators of potential impairment exist. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the Company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. The fair value of a reporting unit is estimated using both a discounted cash flow model and market approach model. In determining fair value, the Company makes certain judgments on the assumptions included in the discounted cash flow such as forecasted revenue, gross profit margins, working capital cash flow, the identification of reporting units and the selection of comparable companies for the market approach. Trademarks are considered impaired if the carrying amount exceeds their estimated fair value. The fair value of the trademarks is estimated based on a discounted cash flow model. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the Company may be required to record an impairment charge. To date, there has been no impairment charges recorded.

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
July 31, 2011 and 2010
(Dollars in thousands except share data)

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

Comprehensive loss

Comprehensive loss consists of net loss and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive loss were not tax effected as investments in international affiliates are deemed to be permanent. Accumulated other comprehensive income is a separate component of stockholders’ equity and consists of foreign currency translation adjustments.

Shipping and Handling Costs

Shipping and handling costs associated with the distribution of finished goods to customers are recorded in cost of goods sold.

Research and Development

Research and development costs are charged to expense as incurred.

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in Selling, general and administrative expense, approximated $235, $375 and $634 for the years ended July 31, 2011, 2010 and 2009, respectively.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2011, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for fiscal 2011, 2010 and 2009 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive and as such is the same as basic weighted average shares outstanding. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share during the years ended July 31, 2011, 2010, and 2009 was 27,000, 51,000, and 105,000, respectively.

For the years ended July 31, 2011, 2010 and 2009, the effect of approximately 785,000, 1,132,000 and 1,191,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the years ended July 31:

	2011	2010	2009

Numerator:
Net loss	$(12,960)	$(22,233)	$(23,564)

Denominator:
Weighted-average common shares outstanding- Basic	38,357	38,001	37,511

Add: effect of dilutive stock options and restricted stock	—	—	—

Weighted-average common shares outstanding - Diluted	38,357	38,001	37,511

Net loss per share
Basic and diluted	$(0.34)	$(0.59)	$(0.63)

Share-Based Compensation

The Company records compensation expense associated with stock options and restricted stock based upon the fair value of stock based awards as measured at the grant date. The expense is recorded by amortizing the fair values on a straight line basis over the vesting period, adjusted for estimated forfeitures.

For the years ended July 31, 2011, 2010 and 2009, share-based compensation expense relating to the fair value of restricted shares and restricted stock units was approximately $1,049, $1,170, and $1,435, respectively (see Note 11). No excess tax benefits were recognized for the year ended July 31, 2011, 2010 and 2009.

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statement of operations for the years ended July 31:

	2011	2010	2009

Cost of clinical laboratory services	$10	$12	$8
Research and development	14	14	13
Selling, general and administrative	1,025	1,144	1,414

	$1,049	$1,170	$1,435

As of July 31, 2011, there was $1.1 million of total unrecognized compensation cost related to nonvested share-based payment arrangements granted under the Company’s incentive stock plans, which will be recognized over a weighted average remaining life of approximately eight months.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

Subsequent events

In accordance with authoritative guidance, the Company evaluates subsequent events through the date of filing.

Effect of new accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect the adoption of these provisions to have a material impact on the its consolidated financial statements or on future operating results.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, updating ASC Topic 220, Comprehensive Income. Under the amended ASC Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the current option to present other comprehensive income and its components in the Statement of Stockholders’ Equity. This guidance does not change the components that are recognized in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. The Company does not believe the adoption of this guidance in the first quarter of fiscal 2013 will have an impact on its consolidated financial statements or on future operating results.

In July 2011, the FASB issued ASU No. 2011-07: Health Care Entities (Topic 954) — Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. This update was issued to provide greater transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, causing difficulty for outside users of financial statements to make accurate comparisons and analyses of financial statements among entities. ASU No. 2011-07 requires certain healthcare entities to change the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts. This update is not designed and will not change the net income reported by healthcare entities. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect that this update will have any material impact on its consolidated financial statements. The Company is currently evaluating if the update will have any impact on the presentation of its statement of operations.

Reclassifications

Certain amounts in prior years have been reclassified to conform to current year presentation.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

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

The execution of the Purchase Agreement and the closing of the transaction occurred simultaneously on March 12, 2009. The purchase price was $13,061 including acquisition costs of approximately $540. The acquisition was funded with the Company’s cash. Effective March 12, 2009, Assay Designs became a wholly-owned subsidiary of Enzo Life Sciences. The consolidated financial statements include the results of operations for Assay Designs from the date of acquisition.

The following table presents the fair values of the assets acquired and liabilities assumed for the Assay Designs acquisition:

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
July 31, 2011 and 2010
(Dollars in thousands except share data)

For financial reporting purposes, useful lives for the acquisitions have been assigned as follows:

Customer relationships	8 -15 years
Trademarks	Indefinite
Other intangibles	4-5 years

The following unaudited pro forma financial information presents the combined results of operations of the Company and the acquisition completed in 2009 as if the acquisition had occurred as of August 1, 2008. The pro forma financial information reflects appropriate adjustments for amortization of intangible assets and interest expense. The pro forma financial information presented is not necessarily indicative of either the actual consolidated operating results had the acquisition been completed at the beginning of each period or future operating results of the consolidated entities.

Year ended July 31, 2009	2009

Net revenues	$96,227
Net loss	$(24,098)
Net loss per common share:
Basic and diluted	$(0.64)

Note 3- Supplemental disclosure for statement of cash flows

In the years ended July 31, 2011, 2010, and 2009, income taxes paid by the Company approximated $107, $186, and $220 respectively.

In fiscal 2009, certain officers of the Company exercised 206,576 stock options in a non-cash transaction. The officers surrendered 99,985 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $1.1 million, the market value of the surrendered shares, as treasury stock.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

Note 4 – Short term investments

At July 31, 2011 and 2010 the Company’s short-term investments, whose fair value approximates cost, are in U.S. Treasury bills, which are purchased at discounts with remaining maturities of under ninety days.

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

Level 3:	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

At July 31, 2011 and 2010, the Company’s short-term investments are classified as Level 1 assets.

Note 5 – Accumulated Other Comprehensive Income (Loss)

The following is a summary of accumulated other comprehensive income (loss), relating to the effect of foreign currency translation:

	Accumulated income (loss) before tax	Tax (expense) or benefit	Accumulated income (loss) net of tax

Balance - July 31, 2008	$1,586	—	$1,586
Fiscal 2009 – unrealized loss on foreign currency translation	(1,310)	—	(1,310)

Balance – July 31, 2009	276	—	276
Fiscal 2010 – unrealized gain on foreign currency translation	599	—	599

Balance – July 31, 2010	875	—	875
Fiscal 2011 – unrealized gain on foreign currency translation	2,918	—	2,918

Balance – July 31, 2011	$3,793	—	$3,793

Note 6 - Inventories

Inventories consisted of the following at July 31:

	2011	2010

Raw materials	$1,063	$921
Work in process	2,517	2,136
Finished products	5,680	5,825

	$9,260	$8,882

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

Note 7 – Property, plant, and equipment

At July 31, 2011 and 2010 property, plant, and equipment consist of:

	2011	2010

Building and building improvements	$4,320	$4,309
Machinery and equipment	6,916	6,814
Office furniture and computer equipment	14,551	13,057
Leasehold improvements	4,694	4,572

	30,481	28,752
Accumulated depreciation and amortization	(20,858)	(17,606)

	9,623	11,146
Land and land improvements	712	712

	$10,335	$11,858

Note 8 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows:

	Enzo Life Sciences	Enzo Clinical Labs	Total

August 1, 2009	$17,444	$7,452	$24,896
Foreign currency translation	47	—	47

July 31, 2010	17,491	7,452	24,943
Additional purchase price consideration – see Note 16	1,150	—	1,150
Foreign currency translation	1,280	—	1,280

July 31, 2011	$19,921	$7,452	$27,373

Intangible assets, all of which are included in the Life Sciences segment, consist of the following:

	July 31, 2011			July 31, 2010

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(10,278)	$749	$11,027	$(10,154)	$873
Customer relationships	12,789	(3,472)	9,317	12,099	(2,248)	9,851
Non-compete and employment agreements	547	(547)	—	478	(396)	82
Website and acquired content	1,063	(748)	315	1,009	(489)	520
Licensed technology and other	649	(355)	294	628	(285)	343
Indefinitely-lived intangible assets:
Trademarks	9,310	—	9,310	8,699	—	8,699

Total	$35,385	$(15,400)	$19,985	$33,940	$(13,572)	$20,368

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

Estimated amortization expense related to these finite-lived intangible assets for the five succeeding fiscal years ending July 31 is as follows:

2012	$1,367
2013	1,311
2014	1,196
2015	1,154
2016	1,143

At July 31, 2011, the weighted average useful lives of amortizable intangible assets were approximately eight years.

Amortization expense for the years ended July 31, 2011, 2010, and 2009 was $1,507, $1,542, and $1,277, respectively.

Note 9 - Income taxes

The benefit (provision) for income taxes for fiscal years ended July 31 is as follows:

	2011	2010	2009

Current (provision) benefit:
Federal	$8	$119	$—
State and local	(161)	(75)	(75)
Foreign	33	(61)	(12)
Deferred (provision) benefit	(17)	45	—

(Provision) benefit for income taxes	$(137)	$28	$(87)

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31 are as follows:

	2011	2010

Deferred tax assets:
Federal tax carryforward losses	$25,504	$23,100
Provision for uncollectible accounts receivable	1,340	1,057
State and local tax carry forward losses	2,419	2,117
Accrued royalties	143	103
Stock compensation	1,218	1,017
Depreciation	—	183
Research and development and other tax credit carryforwards	633	618
Foreign tax carryforward losses	381	284
Realized and unrealized losses on marketable securities	—	138
Inventory	1,515	1,094
Accrued expenses	736	263
Other, net	23	15

Gross deferred tax assets	33,912	29,989

Deferred tax liabilities:
Deferred patent costs	(170)	(204)
Intangibles	(2,983)	(2,797)
Depreciation	(27)
Prepaid expenses	(691)	(654)
Other, net	(55)	(36)

Gross deferred tax liabilities	(3,926)	(3,691)

Net deferred tax assets (liabilities) before valuation allowance	29,986	26,298
Less: valuation allowance	(32,920)	(28,901)

Net deferred tax liabilities	$(2,934)	$(2,603)

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

At July 31, 2011, the Company had net deferred tax liabilities of approximately $2.9 million which consists primarily of identifiable intangible assets and cumulative tax deductions in excess of book expenses recognized by foreign subsidiaries.

Net deferred tax liabilities are included in the consolidated balance sheets as follows:

	July 31, 2011	July 31, 2010

Deferred taxes:
Current	$—	$21
Non-current	2,934	2,582

	$2,934	$2,603

The Company recorded a valuation allowance during the year ended July 31, 2011 and 2010 equal to domestic and certain foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

As of July 31, 2011, the Company had U.S. federal net operating loss carryforwards of approximately $75.0 million. The U.S. federal tax loss carryforwards, if not fully utilized, expire between 2012 and 2031. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. As of July 31, 2011, the Company had foreign loss carryforwards of approximately $1.5 million.

As a result of certain acquisitions approximately $1.5 million of the Company’s U.S. federal net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382 due to the ownership change. However, management does not believe that such a change would have a significant impact on the Company’s ability to utilize its tax loss carryforwards.

The components of loss before income taxes consisted of the following for the years ended July 31:

	2011	2010	2009

United States operations	$(12,284)	$(19,642)	$(21,221)
International operations	(539)	(2,619)	(2,256)

Loss before taxes	$(12,823)	$(22,261)	$(23,477)

The (provision) benefit for income taxes were at rates different from U.S. federal statutory rates for the following reasons for the years ended July 31:

	2011	2010	2009

Federal statutory rate	34%	34%	34%
Expenses not deductible for income tax return purposes	(2.3)%	(1.5)%	(0.4)%
State income taxes, net of (benefit) of federal tax deduction	1.0%	0.1%	2.5%
Change in valuation allowance	(34.6)%	(32.3)%	(37.8)%
Reversal of tax reserve	0.1%	0.5	—
Other	0.7%	(0.7)%	1.3

	(1.1)%	0.1%	(0.4)%

U.S. federal income taxes have not been provided on the undistributed earnings of approximately $230 at July 31, 2011 of the Company’s foreign subsidiaries, because the determination of the amount of unrecognized US federal income tax liability with respect to such earnings is not material.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the years that remain subject to examination are years July 31, 2008 through 2010.

Note 10 – Accrued Liabilities, Other Current Liabilities and Other Liabilities

At July 31 accrued liabilities consist of:

	2011	2010

Legal	$610	$877
Payroll, benefits, severance and commissions	4,286	4,012
Research and development	709	716
Professional fees	782	963
Outside reference lab testing	—	194
Other	1,801	1,747

	$8,188	$8,509

At July 31 other current liabilities consist of:

	2011	2010

Liability for purchase price consideration (see Note 16)	$1,150	$—
Deferred revenue	396	496
Other	137	76

	$1,683	$572

Self-Insured Medical Plan

Beginning in February 2010 in an attempt to offset the cost of rising health care expenses, the Company began self-funding medical insurance coverage for certain of its U.S. based employees. The risk to the Company is being limited through the use of individual and aggregate stop loss insurance. As of July 31, 2011 and July 31 2010, the Company has established a reserve of $0.4 million and $0.6 million which is included in accrued liabilities, for claims that have been reported but not paid and incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

Installment Loans

The Company has installment loans outstanding for transportation and lab equipment aggregating $0.2 million at July 31, 2011, which bear interest at interest rates ranging from 0% to 5.75% per annum, and are secured by the underlying assets. The principal payments under the installment loans are as follows: 2012 - $0.1 million, included in Other Current Liabilities, 2013 – $0.06 million and 2014 - $0.04 million totaling $0.1 million included in Other Liabilities.

Note 11 – Stockholders’ equity

Common stock

In June 2009, the Company issued 202,196 shares of common stock at a fair value of $1.0 million in connection with the Biomol International acquisition earn-out of $2.5 million.

Treasury stock

In fiscal 2011, the Company issued 173,834 shares from treasury stock for its employees’ 401(k) matched contributions obligation. The Company recorded an expense of $690 for the match, reducing treasury stock by $2,467 for the average acquisition cost of such shares and adjusting additional paid in capital by $1,777.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

In fiscal 2010, the Company issued 111,706 shares from treasury stock for its employees’ 401(k) matched contributions obligation. The Company recorded an expense of $697 for the match, reducing treasury stock by $1,586 for the average acquisition cost of such shares and adjusting additional paid in capital by $889.

In fiscal 2009, the Company issued 142,150 shares from treasury stock for its employees’ 401(k) matched contributions obligation. The Company recorded an expense of $582 for the match, reducing treasury stock by $2,017 for the average acquisition cost of such shares and adjusting additional paid in capital by $1,435.

In fiscal 2009, certain officers of the Company exercised 206,576 stock options in a non-cash transaction. The officers surrendered 99,985 shares of previously acquired common stock to exercise the stock options. The Company recorded approximately $1.1 million, the market value of the surrendered shares, as treasury stock.

Incentive stock plans

The Company has an incentive stock option plan (the “1999 Plan”) and an incentive stock option and restricted stock award plan (the “2005 Plan”),under which the Company may grant options for up to 2,312,356 common shares under the 1999 Plan and options and restricted stock awards for up to 1,000,000 common shares under the 2005 Plan. On January 14, 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) which provides for the issuance of equity awards, including among others, options, restricted stock and restricted stock units for up to 3,000,000 Common Shares. No additional awards may be granted under the 1999 or 2005 Plans. The exercise price of options granted under the 2011 Plan, and consistent with other Plans, is equal to or greater than fair market value of the Common Stock on the date of grant. Unless terminated earlier by the Board of Directors the 2011 Plan will terminate at the earliest of; (a) such time as no shares of Common Stock remain available for issuance under the 2011 Plan or (b) tenth anniversary of the effective date of the 2011 Plan. Awards outstanding upon expiration of the 2011 Plan shall remain in effect until they have been exercised, terminated, or have expired. As of July 31, 2011, there were approximately 2,818,300 shares available for grant under the 2011 Plan.

Options granted pursuant to the plans may be either incentive stock options or non statutory options. Stock options generally become exercisable at 25% per year after one year and expire ten years after the date of grant. The 2011 Plan provides for the issuance of restricted stock and restricted stock unit awards which generally vest over a two to four year period.

A summary of the information pursuant to the Company’s stock option plans for the years ended July 31, 2011, 2010, and 2009 is as follows:

	2011		2010		2009

	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price

Outstanding at beginning of year	1,132,450	$14.30	1,191,519	$14.41	2,275,415	$13.13
Exercised	—	$—	—	$—	(251,162)	$5.87
Cancelled	(347,326)	$13.78	(59,069)	$16.14	(832,734)	$13.87

Outstanding at end of year	785,124	$14.53	1,132,450	$14.30	1,191,519	$14.41

Exercisable at end of year	785,124	$14.53	1,132,450	$14.30	1,191,519	$14.41

Weighted average fair value of options granted during year		$—		—		$—

The aggregate intrinsic value of stock options exercised during the years ended July 31, 2011, 2010 and 2009, including the non-cash transactions (see Note 3) was $0, $0 and $1.4 million, respectively. There is no aggregate intrinsic value of options both outstanding and exercisable at July 31, 2011.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

The following table summarizes information for stock options outstanding at July 31, 2011:

	Options outstanding and exercisable

Range of Exercise prices	Shares	Weighted- Average Remaining Contractual Life in years	Weighted- Average Exercise Price

$8.33-12.25	362,489	1.45	$11.80
$12.93-19.02	413,952	3.0	$16.80
$20.20	8,683	0.5	$20.20

	785,124

Restricted Stock Awards

During fiscal 2011, 2010 and 2009, the compensation committee of the Company’s board of directors approved grants of restricted stock and restricted stock unit awards (the “Awards”), respectively, to the Company’s directors, certain officers and certain employees under the 2011 and 2005 Plans. The Awards vest upon the recipient’s continued employment or director service ratably over either two, three or four years. Share-based compensation expense is based on the fair value of the award as measured on the grant date and is recorded over the vesting period on a straight-line basis. The Awards will be forfeited if the recipient ceases to be employed by or serve as a director of the Company, as defined in the Plans’ terms. The Awards settle in shares of the Company’s common stock on a one-for-one basis. As of July 31, 2011, 311,952 shares were unvested.

A summary of the information pursuant to the Company’s Restricted Stock Awards for the years ended July 31, 2011, 2010 and 2009 is as follows:

	2011		2010		2009

	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price

Outstanding at beginning of year	417,578	$5.50	377,400	$6.05	220,240	$12.34
Awarded	181,643	$3.78	241,610	$5.54	291,801	$4.05
Vested	(263,112)	$5.11	(192,845)	$6.46	(128,941)	$12.11
Forfeited	(24,157)	$5.27	(8,587)	$9.29	(5,700)	$10.18

Outstanding at end of year	311,952	$4.84	417,578	$5.50	377,400	$6.05

Weighted average market value of awards granted during year		$3.78		$5.54		$4.05

Note 12 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2011, 2010, and 2009, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The share-based 401(k) employer matched contributions and accrued expense was approximately $690, $1,115, and $582 in fiscal years 2011, 2010, and 2009, respectively.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

The Company’s Swiss operations provide a pension plan under the Swiss government’s social security system for Swiss employees. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 50% of the employee contribution. During the years ended July 31, 2011, 2010 and 2009, the employer contributions related to the Swiss benefit pension plan was approximately $480, $408 and $399, respectively. Pension expense at the other international operations was approximately $38, $36 and $36 for the years ended July 31, 2011, 2010 and 2009, respectively.

Note 13 – Royalty and other income

The Company has a license agreement with Qiagen that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the years ended July 31, 2011, 2010 and 2009, the Company recorded royalty income under the Agreement of approximately $6.8 million, $6.8 million and $6.7 million, respectively, which is included in the Life Sciences segment.

Note 14 - Licensing and Supply Agreement

On April 27, 2007 (the “Effective Date”) Enzo Life Sciences, Inc. (“Life Sciences”) and Abbott Molecular Inc. (“Abbott”) entered into a 5 year agreement, which is still in effect, covering the supply of certain of Enzo Life Sciences products to Abbott for use in their product line. The parties also entered into a limited non-exclusive royalty bearing cross-licensing agreement (“Licensing Agreement”) for various patents. The Licensing Agreement requires each party to pay royalties, as defined through the lives of the related non-expired patents. In connection with a component of the License Agreement, Abbott paid a one-time fee of $1.5 million relating to a fully paid-up license and sublicense, as defined. This one-time fee was recognized as revenue through August 31, 2010 representing the longest expected patent life of the related patents. Abbott has notified the Company that they have made a final royalty payment because they are unaware of any non-expired patents. The Company is presently reviewing its patent portfolio and Abbott’s position. The Licensing Agreement between the parties remains in full force and effect and the Company continues its commercialization efforts under the contract terms. At July 31, 2010, the Company’s balance sheet includes current deferred revenue of approximately $0.1 million relating to the one-time fee. During the years ended July 31, 2011, 2010, and 2009, the Company recorded approximately $0.4 million, $3.0 million and $2.7 million, respectively, in royalties and license fee income under the Licensing Agreement.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

Note 15 – Commitments

Leases

The Company leases equipment, office and laboratory space under several non-cancelable operating leases that expire between August 2011 and May 2020. Certain leases include renewal options and rent escalation clauses. An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for laboratory operations and certain research operations. In March 2005, the Company amended and extended the lease for another 12 years. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense, inclusive of real estate taxes, approximated $1,509, $1,470, and $1,424 during fiscal years 2011, 2010 and 2009, respectively.

Total rent expense incurred by the Company during fiscal 2011, 2010 and 2009 was approximately $4,023, $4,076, and $3,818, respectively. Minimum future annual rentals under non-cancelable operating leases, net of sublease rental income of $117 as of July 31, 2011, are as follows:

Years ended July 31,

2012	$4,520
2013	3,750
2014	2,935
2015	2,705
2016	2,512
Thereafter	4,170

$20,592

Employment Agreements

The Company has employment agreements with certain officers that are cancelable at any time but provide for severance pay in the event an officer is terminated by the Company without cause, as defined in the agreements. Unless cancelled earlier, the contracts expire through May 2012. Aggregate minimum compensation commitments, exclusive of any severance provisions, for the year ending July 31, 2012 is $1,223.

Note 16– Contingencies

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants’ breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants’ infringement of patents covering the same. In April, 2003, the court directed that individual complaints be filed separately against each defendant. The defendants have answered the individual complaints and asserted a variety of affirmative defenses and counterclaims. Fact discovery is ongoing. The court issued a claim construction opinion on July 10, 2006. The Company and Sigma Aldrich (“Sigma”) entered into a Settlement Agreement and Release effective September 15, 2006 (the “Agreement”). Pursuant to the Agreement, the Company’s litigation with Sigma was dismissed and the Company recognized $2 million on settlement in the quarter ending October 31, 2006. On January 3, 2007, the remaining defendants moved for summary judgment on all counts in the individual complaints. During a two-day hearing held on July 17 through July 18, 2007, the defendants subsequently withdrew the invalidity portion of their summary judgment motions. On March 13, 2009, the court denied defendants’ summary judgment motion and stayed the cases pending resolution of an appeal to the United States Court of Appeals for the Federal Circuit in Enzo’s Connecticut litigation against Applera Corporation and Tropix, Inc. On March 26, 2010, the United States Court of Appeals for the Federal Circuit reversed the District of Connecticut’s grant of summary judgment of invalidity as to various patents at issue in the Applera case, and remanded the Applera case for further proceedings consistent with the Federal Circuit’s opinion. On September 23, 2010, Applera petitioned the Supreme Court of the United States for a writ of certiorari, seeking review of the Federal Circuit’s ruling. On June 21, 2011, the Supreme Court denied Applera’s petition for certiorari. Consequently, on August 16, 2011, the court lifted the stay in the Amersham action.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

On August 26, 2011, the court allowed the defendants to renew their motions for summary judgment related only to alleged non-infringement of some of the patents in suit. Defendants’ initial brief is to be filed by October 11, 2011, and all briefing is to be completed by December 16, 2011. The Company does not believe the defendants’ motion has merit, and will oppose it vigorously.

On October 28, 2003, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc (“Affymetrix”). The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company’s proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company’s products, and that Affymetrix improperly induced collaborators and customers to use the Company’s products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix’s unauthorized use, development, manufacture, sale, distribution and transfer of the Company’s products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company’s products in violation of the terms of the agreement and the Company’s rights. Subsequent to the filing of the Complaint against Affymetrix, Inc. referenced above, on or about November 10, 2003, Affymetrix, Inc. filed its own Complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties’ agreement, that it has not infringed certain of Enzo’s Patents, and that certain of Enzo’s patents are invalid. The Affymetrix Complaint also seeks damages for alleged breach of the parties’ agreement, unfair competition, and tortuous interference, as well as certain injunction relief to prevent alleged unfair competition and tortuous interference. The Company does not believe that the Affymetrix Complaint has any merit and intends to defend vigorously. Affymetrix also moved to transfer venue of Enzo’s action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix’s subsequently filed action. On January 30, 2004, Affymetrix’s motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Initial pleadings have been completed and discovery has commenced. The Court issued a Markman (claim construction) opinion on July 10, 2006. On January 3, 2007, Affymetrix moved for summary judgment on all counts of the Complaint. A two-day hearing on Affymetrix’s summary judgment motion was held on July 17 through July 18, 2007. On March 13, 2009, the court denied Affymetrix’s motion and stayed the case pending resolution of an appeal in the United States Court of Appeals for the Federal Circuit in Enzo’s Connecticut litigation against Applera Corporation and Tropix, Inc. On March 26, 2010, the United States Court of Appeals for the Federal Circuit reversed the District of Connecticut’s grant of summary judgment of invalidity as to various patents at issue in the Applera case, and remanded the Applera case for further proceedings consistent with the Federal Circuit’s opinion. In light of the Federal Circuit’s remand of the Applera case to the District of Connecticut and the impending trial, on May 27, 2010, the court maintained its stay of the Affymetrix case until further notice. On September 23, 2010, Applera petitioned the Supreme Court of the United States for a writ of certiorari, seeking review of the Federal Circuit’s ruling. On June 21, 2011, the Supreme Court denied Applera’s petition for certiorari. Consequently, on August 16, 2011, the court lifted the stay in the Affymetrix action. On August 26, 2011, the court allowed Affymetrix to renew its motion for summary judgment related only to alleged non-infringement of one patent in suit. Affymetrix’s initial brief is to be filed by October 11, 2011, and all briefing is to be completed by December 16, 2011. The Company does not believe Affymetrix’s motion has merit, and will oppose it vigorously.

On June 2, 2004, Roche Diagnostic GmbH and Roche Molecular Systems, Inc. (collectively “Roche”) filed suit in the U.S. District Court of the Southern District of New York against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively “Enzo”). The Complaint was filed after Enzo rejected Roche’s latest cash offer to settle Enzo’s claims for, inter alia, alleged breach of contract and misappropriation of Enzo’s assets. The Complaint seeks declaratory judgment (i) of patent invalidity with respect to Enzo’s 4,994,373 patent (the “‘373 patent”), (ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the “1994 Agreement”), (iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and (iv) that Enzo’s claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition, the suit claims tortious interference and unfair competition. The Company does not believe that the Complaint has merit and intends to vigorously respond to such action with appropriate affirmative defenses and counterclaims. Enzo filed an Answer and Counterclaims on November 3, 2004 alleging multiple breaches of the 1994 Agreement and related infringement of Enzo’s patents. Discovery has commenced. The Court issued a Markman opinion on July 10, 2006. On January 3, 2007, Roche moved for summary judgment on all counts of the Complaint.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

During a two-day hearing held on July 17 through July 18, 2007, Roche subsequently withdrew its invalidity portion of its summary judgment motion. On March 13, 2009, the court denied Roche’s motion and stayed the cases pending resolution of an appeal to the United States Court of Appeals for the Federal Circuit in Enzo’s Connecticut litigation against Applera Corporation and Tropix, Inc. On March 26, 2010, the United States Court of Appeals for the Federal Circuit reversed the District of Connecticut’s grant of summary judgment of invalidity as to various patents at issue in the Applera case, and remanded the Applera case for further proceedings consistent with the Federal Circuit’s opinion. In light of the Federal Circuit’s remand of the Applera case to the District of Connecticut and the impending trial, on May 27, 2010, the court maintained its stay of the Roche case until further notice. On September 23, 2010, Applera petitioned the Supreme Court of the United States for a writ of certiorari, seeking review of the Federal Circuit’s ruling. On June 21, 2011, the Supreme Court denied Applera’s petition for certiorari. Consequently, on August 16, 2011, the court lifted the stay in the Roche action. On August 26, 2011, the court allowed Roche to renew its motion for summary judgment related only to alleged non-infringement of some of the patents in suit. Roche’s initial brief is to be filed by October 11, 2011, and all briefing is to be completed by December 16, 2011. The Company does not believe Roche’s motion has merit, and will oppose it vigorously.

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. The complaint alleges infringement of six patents (relating to DNA sequencing systems, labeled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. Accordingly, Yale is also a plaintiff in the lawsuit. Yale and Enzo are aligned in protecting the validity and enforceability of the patents. Enzo Life Sciences is the owner of the remaining two patents. The complaint seeks permanent injunction and damages (including treble damages for willful infringement). Defendants answered the complaint on July 29, 2004. The answer pleads affirmative defenses of invalidity, estoppels and laches and asserts counterclaims of non-infringement and invalidity. A Markman hearing was held on May 25, 2006 and the district court issued a ruling on October 12, 2006. On August 17, 2007, the Company voluntarily dismissed the infringement claims for one of the patents in suit without prejudice. Defendants similarly dismissed their defenses and counterclaims as to that patent. On the same date, the Company conceded a judgment of non-infringement for another of the patents in suit based on the district court’s claim construction, reserving the right to appeal their construction. The defendants filed motions for summary judgment for invalidity, laches and non-infringement of the Ward patents on March 5, 2007. The Company and other plaintiff filed a motion for summary judgment on infringement of the Ward patents on March 5, 2007. On August 20, 2007, the district court heard oral arguments on the motions for summary judgment. On September 6, 2007, the court granted defendants’ motion for summary judgment of invalidity of three of the remaining Ward patents and entered judgment to that effect. The Company and other plaintiff filed a notice of appeal to the United States Court of Appeals for the Federal Circuit on September 7, 2007. On January 30, 2008, the Court of Appeals for the Federal Circuit granted the Company’s alternative motion to dismiss its appeal and remand to the Connecticut Court for further proceedings incident to an entry of a final, appealable judgment. The Company requested the Connecticut Court to dispose of all outstanding issues (including the Company’s claim under the fourth Ward patent and certain counterclaims of Applera’s) and enter final judgment. The Connecticut Court granted this request. The Company subsequently filed an Appeal on April 7, 2009. On March 26, 2010, the Federal Circuit issued an order concluding that the claims of U.S. Patent Nos. 5,328,824 and 5,449,767 were not indefinite and that there were genuine issues of material fact as to anticipation. The Court reversed the district court’s summary judgment of invalidity of those two patents and remanded the case back to the Connecticut Court. Applera and Tropix then filed a combined petition for panel rehearing and rehearing en banc. On May 26, 2010, the Federal Circuit issued an order denying both petitions. Applera filed a petition with the U.S. Supreme Court for a writ of certiorari on September 23, 2010. On June 19, 2011, the Court denied that petition. The case is currently scheduled for trial in February of 2012. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

On or about March 6, 2002, an action was commenced against the Company and certain officers and directors, by an investor in the Company, Lawrence Glazer and on behalf of others, who had filed for bankruptcy protection. The complaint alleged securities and common law fraud and breach of fiduciary duty and sought in excess of $150 million in damages. On August 22, 2002, the complaint was voluntarily dismissed; however a new substantially similar complaint was filed at the same time. On October 21, 2002, the Company and the other defendants filed a motion to dismiss the complaint, and the plaintiffs responded by amending the complaint and dropping their claims against defendants Keating and Yates. On November 18, 2002, the Company and the other defendants again moved to dismiss the Amended Complaint.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

On July 16, 2003, the Court issued a Memorandum Opinion dismissing the Amended Complaint in its entirety with prejudice. Plaintiffs thereafter moved for reconsideration but the Court denied the motion on September 8, 2003. Plaintiffs thereafter appealed the decision to the United States Court of Appeals for the Fourth Circuit. On March 21, 2005, the Fourth Circuit affirmed the lower Court’s prior dismissal of all claims asserted in the action with the sole exception of a portion of the claim for common law fraud and remanded that remaining portion of the action to the U.S. District Court for the Eastern District of Virginia. On May 20, 2005, defendants again moved the District Court to dismiss the sole remaining claim before it. On July 14, 2005, the District Court granted defendants’ renewed motion to dismiss. On July 29, 2005, Plaintiffs moved to amend their Complaint and for reconsideration. On August 19, 2005, the Court denied Plaintiffs’ motion to amend and entered final judgment dismissing the Complaint. Plaintiffs then appealed the order and judgment to the Fourth Circuit. On September 21, 2006, the United States Court of Appeals for the Fourth Circuit affirmed the dismissal of the Complaint. Thereafter, in March 2007, the United States Supreme Court denied the Glasers’ Petition for Certiorari. Nevertheless, on January 14, 2011, many years after it was finally dismissed, Glaser filed a motion for reconsideration of the dismissal of his case with the United States District Court for the Eastern District of Virginia, along with a motion for sanctions, claiming in pertinent part that the Court was defrauded. The Company filed papers in opposition to the motion and, on April 1, 2011, the Court denied Glaser’s motion. Glaser subsequently appealed that dismissal to the Fourth Circuit. On October 4, 2011, his appeal was denied. The Company intends to defend vigorously any further effort by Glaser to re-open this long ago dismissed action.

In January 2006, three actions were filed against the Company and certain of its officers and directors by Francis Scott Hunt and others. These actions were filed by the same attorney who had previously filed a virtually identical claim against the Company and certain of its officers and directors in the Eastern District of Virginia. These actions are in many respects identical to the Glaser action. The first action (Hunt) was filed on or about January 10, 2006, on behalf of seven alleged shareholders. The second action (Roberts) was filed on or about January 11, 2006, and was ultimately consolidated at the Company’s request with the Hunt Action before Judge Scheindlin. One of the plaintiffs in the first action, Paul Lewicki, subsequently withdrew his claim for procedural reasons and re-filed a separate virtually identical complaint (the third action listed above) on or about August 21, 2006, and the Lewicki Action was also consolidated before Judge Scheindlin. The pleadings in all three actions are virtually identical and seek to set forth only a claim for common law fraud, based on the same essential allegations set forth in the Glaser Action, i.e., that there was a fraudulent scheme approximately ten years ago to pump and dump Enzo securities. The Company and the other defendants moved to dismiss all of the Complaints and that motion was granted by Judge Scheindlin. The Plaintiffs then amended their Complaints and the Hunts moved for reconsideration. The Company and the other defendants opposed the motion for reconsideration and moved again to dismiss the Amended Complaints that were filed. The Hunts’ motion for reconsideration was denied and two of the other Plaintiffs (the McMahons) thereafter withdrew their complaint with prejudice voluntarily. After further delays during which the remaining Plaintiffs hired new counsel, Plaintiffs proposed yet another revised Complaint. The defendants’ motions to dismiss the latest version of the Complaints of the remaining Plaintiffs was granted in part and denied in part. The remaining plaintiffs and defendants, including Enzo Biochem, Inc., then proceeded with discovery. Following the completion of discovery, the defendants moved for summary judgment. On June 15, 2009, Judge Scheindlin granted the remaining defendants’ motion for summary judgment and dismissed the complaints. The remaining Plaintiffs then filed a notice of appeal to the Second Circuit Court of Appeals. On August 30, 2011, the Second Circuit denied the appeal. The remaining Plaintiffs then moved for a rehearing, and that motion is currently pending. The Company continues to believe that these actions have no merit whatsoever and expects the Second Circuit to reaffirm the denial of their appeal. In any event, the Company will continue to defend these actions vigorously.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

As part of the litigation, Mayflower moved by Order to Show cause to enjoin the accounting procedure specified under the Agreement. Mayflower’s motion was heard by a U.S. District Court Judge on September 27, 2010, who directed that the parties first go forward with the accounting procedure, as provided under the Agreement, before moving further with the litigation. The parties were unable to resolve the dispute through the accounting procedure. On January 27, 2011, Mayflower filed an amended complaint. On February 25, 2011, Enzo filed an answer to the amended complaint and on March 4, 2011 filed an amended counterclaim seeking fees and expense of the suit as provided under the Agreement. As provided under the Agreement, Mayflower’s maximum contingent earn-out was $2.5 million payable in either Enzo common stock or cash. The Company and Mayflower are currently negotiating a resolution to the second and final earn-out dispute and based on such negotiation the Company has accrued a $1.15 million settlement, expected to be in cash, which has been recorded in Goodwill as additional purchase price consideration. The Company recorded the liability in Other Current Liabilities.

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
July 31, 2011 and 2010
(Dollars in thousands except share data)

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

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2011

	Life Sciences	Clinical Labs	Therapeutics	Other	Consolidated

Revenues:
Product revenues	$41,830	—	—	—	$41,830
Royalty and license fee income	7,437	—	—	—	7,437
Clinical laboratory services	—	$52,762	—	—	52,762

	49,267	52,762	—	—	102,029

Operating expenses:
Cost of product revenues	22,137	—	—	—	22,137
Cost of clinical laboratory services	—	31,682	—	—	31,682
Research and development	5,784	—	$2,022	—	7,806
Selling, general and administrative	17,855	18,426	—	$8,910	45,191
Provision for uncollectible accounts receivable	16	4,415	—	—	4,431
Legal	726	387	—	2,597	3,710

Total operating expenses	46,518	54,910	2,022	11,507	114,957

Operating income (loss)	2,749	(2,148)	(2,022)	(11,507)	(12,928)

Other income (expense)
Interest	2	(5)	—	14	11
Other	(3)	30	—	18	45
Foreign exchange gain	49	—	—	—	49

Income (loss) before income taxes	$2,797	$(2,123)	$(2,022)	$(11,475)	$(12,823)

Depreciation and amortization included above	$3,282	$1,012	$47	$128	$4,469

Share-based compensation included in above:
Cost of clinical laboratory services	—	$10	—	—	$10
Research and development	$14	—	—	—	14
Selling, general and administrative	84	61	—	$880	1,025

Total	$98	$71	—	$880	$1,049

Capital expenditures	$389	$834	—	$—	$1,223

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

Year ended July 31, 2010

	Life Sciences	Clinical Labs	Therapeutics	Other	Consolidated

Revenues:
Product revenues	$43,111	—	—	—	$43,111
Royalty and license fee income	9,793	—	—	—	9,793
Clinical laboratory services	—	$44,178	—	—	44,178

	52,904	44,178	—	—	97,082
Operating expenses:
Cost of product revenues	22,547	—	—	—	22,547
Cost of clinical laboratory services	—	29,570	—	—	29,570
Research and development	7,202	—	$2,502	—	9,704
Selling, general and administrative	19,800	18,503	—	$10,092	48,395
Provision for uncollectible accounts receivable	48	3,432	—	—	3,480
Legal	145	222	—	1,379	1,746
Litigation settlement	—	—	—	3,698	3,698

Total operating expenses	49,742	51,727	2,502	15,169	119,140

Operating income (loss)	3,162	(7,549)	(2,502)	(15,169)	(22,058)

Other income (expense)
Interest	(5)	—	—	24	19
Other	(8)	46	—	6	44
Foreign exchange loss	(266)	—	—	—	(266)

Income (loss) before income taxes	$2,883	$(7,503)	$(2,502)	$(15,139)	$(22,261)

Depreciation and amortization included above	$3,110	$982	$52	$125	$4,269

Share-based compensation included in above:
Cost of clinical laboratory services	$—	12	$—	—	$12
Research and development	14	—	—	—	14
Selling, general and administrative and legal	114	78	—	$952	1,144

Total	$128	90	$—	$952	$1,170

Capital expenditures	$1,450	$1,728	$11	$62	$3,251

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

Year ended July 31, 2009

	Life Sciences	Clinical Labs	Therapeutics	Other	Consolidated

Revenues:
Product revenues	$40,592	—	—	—	$40,592
Royalty and license fee income	9,376	—	—	—	9,376
Clinical laboratory services	—	$39,604	—	—	39,604

	49,968	39,604	—	—	89,572
Operating expenses:
Cost of product revenues	26,766	—	—	—	26,766
Cost of clinical laboratory services	—	26,295	—	—	26,295
Research and development	5,855		$3,365	—	9,220
Selling, general and administrative	14,546	15,425	—	$11,343	41,314
Provision for uncollectible accounts receivable	—	5,189	—	—	5,189
Legal	392	73	—	3,730	4,195

Total operating expenses	47,559	46,982	3,365	15,073	112,979

Operating income (loss)	2,409	(7,378)	(3,365)	(15,073)	(23,407)

Other income (expense)
Interest	—	57	—	524	581
Other	25	49	—	—	74
Foreign exchange loss	(725)	—	—	—	(725)

Income (loss) before income taxes	$1,709	$(7,272)	$(3,365)	$(14,549)	$(23,477)

Depreciation and amortization included above	$2,350	$946	$50	$116	$3,462

Share-based compensation included in above:
Cost of clinical laboratory services	—	8	$—	—	$8
Research and development	$13	—	—	—	13
Selling, general and administrative and legal	128	$135	$119	$1,032	1,414

Total	$141	$143	$119	$1,032	$1,435

Capital expenditures	$1,334	$1,253	$78	$44	$2,709

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

Geographic financial information is as follows:

Net sales to unaffiliated customers:	2011	2010	2009

United States	$85,691	$82,873	$75,936
Switzerland	8,508	7,037	6,487
United Kingdom	2,825	2,507	2,517
Other international countries	5,005	4,665	4,632

Total	$102,029	$97,082	$89,572

Long-lived assets at July 31,	2011	2010	2009

United States	$44,028	$45,439	$45,896
Switzerland	8,958	7,063	7,075
United Kingdom	2,857	2,944	3,334
Other international countries	1,850	1,723	1,923

Total	$57,693	$57,169	$58,228

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011 and 2010
(Dollars in thousands except share data)

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

	2011	2010	2009

United States	$32,928	$38,695	$36,332
Foreign countries	16,339	14,209	13,636

	$49,267	$52,904	$49,968

Note 18 – Summary of Selected Quarterly Financial Data (unaudited)

The following table contains statement of operations information for each quarter of the years ended July 31, 2011 and 2010. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly financial data for fiscal 2011 and 2010 is summarized as follows:

	Quarter Ended

Fiscal 2011	October 31, 2010	January 31, 2011	April 30, 2011	July 31, 2011

Total revenues	$25,652	$23,734	$25,827	$26,816
Gross profit	13,473	10,331	12,364	12,042
Loss before income taxes	(1,060)	(5,562)	(2,002)	(4,199)
Net loss	(1,122)	(5,708)	(2,110)	(4,020)
Basic and diluted loss per common share	$(0.03)	$(0.15)	$(0.05)	$(0.11)

	Quarter Ended

Fiscal 2010	October 31, 2009	January 31, 2010	April 30, 2010	July 31, 2010

Total revenues	$25,165	$23,186	$23,786	$24,945
Gross profit	13,329	10,885	10,529	10,222
Loss before income taxes	(1,893)	(10,210)	(4,401)	(5,757)
Net loss	(1,814)	(10,328)	(4,578)	(5,513)
Basic and diluted loss per common share	$(0.05)	$(0.27)	$(0.12)	$(0.15)

ENZO BIOCHEM, INC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended July 31, 2011, 2010 and 2009
(in thousands)

Year ended July 31,	Description	Balance at Beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

2011	Allowance for doubtful accounts receivable	2,839	4,431		3,782	(1)	3,488

2010	Allowance for doubtful accounts receivable	4,786	3,480	—	5,427	(1)	2,839

2009	Allowance for doubtful accounts receivable	886	5,189	—	1,289	(1)	4,786

2011	Deferred tax valuation allowance	28,901	4,019				32,920

2010	Deferred tax valuation allowance	21,716	7,185	—	—		28,901

2009	Deferred tax valuation allowance	12,965	8,751	—	—		21,716

(1)	Write-off of uncollectible accounts receivable.

S-1