Form 10-Q
period 2011-10-31
ENZO BIOCHEM INC
filed 2011-12-12
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

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

Yes ☐ No ☒

As of December 1, 2011 the Registrant had approximately 38,599,173 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
October 31, 2011

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	October 31, 2011 (unaudited)	July 31, 2011 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$11,377	$14,161
Short term investments	10,000	10,000
Accounts receivable, net of allowances	14,671	15,245
Inventories	9,224	9,260
Prepaid expenses	2,329	2,733

Total current assets	47,601	51,399

Property, plant and equipment, net	9,776	10,335
Goodwill	26,912	27,373
Intangible assets, net	19,310	19,985
Other	355	382

Total assets	$103,954	$109,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$6,526	$7,858
Accrued liabilities	9,387	8,188
Other current liabilities	1,650	1,683

Total current liabilities	17,563	17,729

Deferred taxes	2,811	2,934
Other	108	96

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 39,048,687 at October 31, 2011 and 39,045,837 at July 31, 2011	390	390
Additional paid-in capital	306,046	305,833
Less treasury stock at cost: 450,014 shares at October 31, 2011 and at July 31, 2011	(6,387)	(6,387)
Accumulated deficit	(219,408)	(214,914)
Accumulated other comprehensive income	2,831	3,793

Total stockholders’ equity	83,472	88,715

Total liabilities and stockholders’ equity	$103,954	$109,474

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended October 31,
	2011	2010

Revenues:
Clinical laboratory services	$14,187	$12,390
Product revenues	9,704	10,184
Royalty and license fee income	1,862	3,078

	25,753	25,652

Operating expenses:
Cost of clinical laboratory services	8,814	7,573
Cost of product revenues	5,137	4,606
Research and development	1,625	1,757
Selling, general, and administrative	12,385	11,032
Provision for uncollectible accounts receivable	1,286	1,075
Legal	868	696

Total operating expenses	30,115	26,739

Operating loss	(4,362)	(1,087)

Other income (expense):
Interest	(2)	5
Other	9	14
Foreign currency gain	29	8

Loss before income taxes	(4,326)	(1,060)
Provision for income taxes	(168)	(62)

Net loss	$(4,494)	$(1,122)

Net loss per common share:
Basic and diluted	$(0.12)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	38,597	38,160

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Three months ended October 31, 2011
(UNAUDITED)
(Dollars in thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive loss

Balance at July 31, 2011	39,045,837	450,014	$390	$305,833	$(6,387)	$(214,914)	$3,793	$88,715
Net loss for the period ended October 31, 2011	—	—	—	—	—	(4,494)	—	(4,494)	$(4,494)
Vesting of restricted stock	2,850	—	—	—	—	—	—	—	—
Stock based compensation charges	—	—	—	213	—	—	—	213	—
Foreign currency translation adjustments	—	—	—	—	—	—	(962)	(962)	(962)

Comprehensive loss									$(5,456)

Balance at October 31, 2011	39,048,687	450,014	$390	$306,046	$(6,387)	$(219,408)	$2,831	$83,472

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended October 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(4,494)	$(1,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	801	710
Amortization of intangible assets	421	378
Provision for uncollectible accounts receivable	1,286	1,075
Income tax benefit	(34)	(32)
Share based compensation charges	213	327
Share based 401(k) employer match expense	130	161
Deferred revenue recognized	—	(38)
Foreign currency transaction gain	(57)	(72)

Changes in operating assets and liabilities:
Accounts receivable	(724)	(2,892)
Inventories	17	(397)
Prepaid expenses	402	222
Accounts payable – trade	(1,341)	559
Accrued liabilities	1,099	(605)
Other current liabilities	(33)	(20)
Other liabilities	12	(35)

Net cash used in operating activities	(2,302)	(1,781)

Cash flows from investing activities:
Purchases of short term investments	(10,000)	(41,612)
Maturities of short term investments	10,000	43,612
Capital expenditures	(252)	(242)
Security deposits and other	(106)	(52)

Net cash (used in) provided by investing activities	(358)	1,706

Cash flows from financing activities:
Installment loan payments	(33)	—

Net cash used in financing activities	(33)	—

Effect of exchange rate changes on cash and cash equivalents	(91)	68

Decrease in cash and cash equivalents	(2,784)	(7)
Cash and cash equivalents - beginning of period	14,161	8,759

Cash and cash equivalents - end of period	$11,377	$8,752

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2011
and for the three months ended
October 31, 2011 and 2010
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of October 31, 2011, the consolidated statement of stockholders’ equity and comprehensive income (loss) for the three months ended October 31, 2011, the consolidated statements of operations and cash flows for the three months ended October 31, 2011 and 2010, are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2011 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect the adoption of these provisions to have a material impact on its consolidated financial statements or on future operating results.

In June 2011, the FASB issued ASU No, 2011-05 “Presentation of Comprehensive Income”, updating ASC Topic 220, Comprehensive Income. Under the amended ASC Topic 220, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the current option to present other comprehensive income and its components in the Statement of Stockholders’ Equity. This guidance does not change the components that are recognized in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. The Company does not believe the adoption of this guidance in the first quarter of fiscal 2013 will have an impact on its consolidated financial statements or on future operating results.

In July 2011, the FASB issued ASU No. 2011-07 “Health Care Entities (Topic 954) - Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”. This update was issued to provide greater transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, causing difficulty for outside users of financial statements to make accurate comparisons and analyses of financial statements among entities. ASU No. 2011-07 requires certain healthcare entities to change the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts. This update is not designed to change and will not change the net income reported by healthcare entities. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact the update will have on the presentation of its statement of operations.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment”. The update simplifies how a company tests goodwill for impairment by allowing both public and nonpublic entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

Reclassifications

Certain amounts in prior years have been reclassified to conform to current year presentation.

Note 2 – Short-term Investments

At October 31, 2011 and July 31, 2011, the Company’s short-term investments, whose fair value approximates cost, are in U.S. Treasury bills, which are purchased at discounts with remaining maturities of under ninety days.

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

At October 31, 2011 and July 31, 2011 the Company’s short-term investments are classified as Level 1 assets.

Note 3 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for the three months ended October 31, 2011 and 2010 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

During the three months ended October 31, 2011 and 2010 the potential number of shares issued from exercise of “in the money” stock options, net of shares repurchased with the option exercise proceeds and the potential shares from restricted stock awards was 0 and 66,000, respectively, which are excluded from the computation of diluted net loss per share.. For the three months ended October 31, 2011 and 2010, the effect of approximately 785,000 and 1,075,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Note 4 – Share-based compensation

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended October 31,
	2011	2010

Cost of clinical laboratory services	$2	$3
Research and development	3	3
Selling, general and administrative	208	321

	$213	$327

No excess tax benefits were recognized during the three month periods ended October 31, 2011 and 2010.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the three month period ended October 31, 2011 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at August 1, 2011	785,124	$14.53	$—

Exercised	—	—
Cancelled	—	$—

Outstanding and exercisable at end of period	785,124	$14.53	$—

As of October 31, 2011, there was no unrecognized compensation cost related to unvested stock option-based compensation.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the three months ended October 31, 2011 is as follows:

	Awards	Weighted Average Award Price

Unvested at August 1, 2011	311,952	$4.84
Awarded	—	$—
Vested	(2,850)	$10.07
Forfeited	(3,250)	$4.28

Unvested at end of period	305,852	$4.80

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of October 31, 2011, there was approximately $0.8 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of one year.

The total number of shares available for grant as stock options or award as restricted stock is approximately 2,821,000 as of October 31, 2011.

Note 5 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company’s consolidated statements of cash flows is as follows:

	Three months ended October 31,
	2011	2010

Taxes paid – net	$52	$30

Note 6 – Comprehensive loss and Accumulated Other Comprehensive Income

During the three months ended October 31, 2011 and 2010, total comprehensive loss was approximately $5.5 million and $0.4 million, respectively. At October 31, 2011 and July 31, 2011, the accumulated other comprehensive income relates to foreign currency translation adjustments.

Note 7- Inventories

Inventories consist of the following as of:

	October 31, 2011	July 31, 2011

Raw materials	$1,114	$1,063
Work in process	2,506	2,517
Finished products	5,604	5,680

	$9,224	$9,260

Note 8 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows:

	Enzo Life Sciences	Enzo Clinical Labs	Total

Balance August 1, 2011	$19,921	$7,452	$27,373
Foreign currency translation	(461)	—	(461)

Balance October 31, 2011	$19,460	$7,452	$26,912

Intangible assets, all of which are included in the Life Sciences segment, consist of the following:

	October 31, 2011			July 31, 2011

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(10,309)	$718	$11,027	(10,278)	$749
Customer relationships	12,681	(3,717)	8,964	12,789	(3,472)	9,317
Website and acquired content	1,043	(776)	267	1,063	(748)	315
Licensed technology and other	540	(275)	265	649	(355)	294
Indefinitely-lived intangible assets:
Trademarks	9,096	—	9,096	9,310	—	9,310

Total	$34,387	$(15,077)	$19,310	$34,838	$(14,853)	$19,985

At October 31, 2011, the weighted average useful life of finite-lived intangible assets was approximately eight years.

For financial reporting purposes, useful lives for intangibles acquired in the Life Sciences acquisitions have been assigned as follows:

Customer relationships	5-15 years
Trademarks	Indefinite
Other intangibles	4-5 years

Note 9 – Accrued Liabilities and Other Current Liabilities

Accrued liabilities consist of the following as of:

	October 31, 2011	July 31, 2011

Legal	$1,131	$610
Payroll, benefits, and commissions	4,448	4,286
Research and development	709	709
Professional fees	981	782
Other	2,118	1,801

	$9,387	$8,188

Other current liabilities consist of the following as of:

	October 31, 2011	July 31, 2011

Liability for purchase price consideration (see Note 13)	1,150	1,150
Deferred revenue	347	396
Other	153	137

	$1,650	$1,683

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate for the three months ended October 31, 2011 was 3.9% compared to 5.8% during the three months ended October 31, 2010. The tax provision for the periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for inventory.

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

The Company files a consolidated Federal income tax return. The Company files combined returns with California and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2008 through fiscal 2010.

Note 11 – Royalty and licensing income

The Company has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the three months ended October 31, 2011 and 2010, the Company recorded royalty income under the Agreement of approximately $1.9 million and $2.5 million, respectively, which is included in the Life Sciences segment.

On April 27, 2007 (the “Effective Date”) Enzo Life Sciences, Inc. (“Life Sciences”) and Abbott Molecular Inc. (“Abbott”) entered into a 5 year agreement, which is still in effect, covering the supply of certain of Enzo Life Sciences products to Abbott for use in their product line. The parties also entered into a limited non-exclusive royalty bearing cross-licensing agreement (“Licensing Agreement”) for various patents. The Licensing Agreement requires each party to pay royalties, as defined through the lives of the related non-expired patents. Abbott has notified the Company that they have made a final royalty payment because they are unaware of any non-expired patents. The Company is presently reviewing its patent portfolio and Abbott’s position. The Licensing Agreement between the parties remains in full force and effect and the Company continues its commercialization efforts under the contract terms. During the three months ended October 31, 2010, the Company recorded approximately $0.5 million in royalties and license fee income under the Licensing Agreement.

Note 12 – Segment reporting

The Company has three reportable segments: Clinical Labs, Life Sciences, and Therapeutics. The Clinical Labs segment provides diagnostic services to the health care community. The Company’s Life Sciences segment develops, manufactures, and markets products to research and pharmaceutical customers. The Company’s Therapeutic segment conducts research and development activities for therapeutic drug candidates. The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as “Other”, consist of corporate general and administrative costs which are not allocable to the three reportable segments.

Management of the Company assesses assets on a consolidated basis only and, therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended October 31, 2011

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$14,187	—	—	—	$14,187
Product revenues	—	$9,704	—	—	9,704
Royalty and license fee income	—	1,862	—	—	1,862

	14,187	11,566	—	—	25,753
Operating expenses:
Cost of clinical laboratory services	8,814	—	—	—	8,814
Cost of product revenues	—	5,137	—	—	5,137
Research and development	44	1,048	$533	—	1,625
Selling, general and administrative	4,831	5,228	—	$2,326	12,385
Provision for uncollectible accounts receivable	1,273	13	—	—	1,286
Legal	43	383	—	442	868

Total operating expenses	15,005	11,809	533	2,768	30,115

Operating loss	(818)	(243)	(533)	(2,768)	(4,362)

Other income (expense)
Interest	(1)	(1)	—	—	(2)
Other	5	(5)	—	9	9
Foreign exchange gain	—	29	—	—	29

Loss before income taxes	$(814)	$(220)	$(533)	$(2,759)	$(4,326)

Depreciation and amortization included above	$266	$914	$11	$31	$1,222

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	$3	—	—	3
Selling, general and administrative	13	20	—	$175	208

Total	$15	$23	—	$175	$213

Capital expenditures	$215	$30	—	$7	$252

Three months ended October 31, 2010

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$12,390	—	—	—	$12,390
Product revenues	—	$10,184	—	—	10,184
Royalty and license fee income	—	3,078	—	—	3,078

	12,390	13,262	—		25,652
Operating expenses:				—
Cost of clinical laboratory services	7,573	—	—	—	7,573
Cost of product revenues	—	4,606	—	—	4,606
Research and development	—	1,265	$492	—	1,757
Selling, general and administrative	4,519	4,248	—	$2,265	11,032
Provision for uncollectible accounts receivable	1,075	—	—	—	1,075
Legal	90	99	—	507	696

Total operating expenses	13,257	10,218	492	2,772	26,739

Operating income (loss)	(867)	3,044	(492)	(2,772)	(1,087)

Other income (expense)
Interest	—	—	—	5	5
Other	3	3	—	8	14
Foreign exchange gain	—	8	—	—	8

Income (loss) before income taxes	$(864)	$3,055	$(492)	$(2,759)	$(1,060)

Depreciation and amortization included above	$249	$795	$12	$32	$1,088

Share-based compensation included in above:
Cost of clinical laboratory services	$3	—	—	—	$3
Research and development	—	$3	—	—	3
Selling, general and administrative	15	26	—	$280	321

Total	$18	$29	—	$280	$327

Capital expenditures	$129	$113	—	$—	$242

Note 13 - Contingencies

On or about September 22, 2010, Mayflower Partners, L.P. f/k/a Biomol International, L.P. (“Mayflower”) filed an action against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (together “Enzo”) in the United States District Court for the Southern District of New York, alleging breach of the stock and asset purchase agreement dated as of May 8, 2008 between Enzo and Mayflower (the “Agreement”). Pursuant to the Agreement, the Company acquired the assets of Mayflower, and agreed, among other things, to make certain contingent earn-out payments to Mayflower, accounted for as additional purchase price consideration, if certain performance thresholds were met for each of the two annual periods following the closing. Mayflower alleges that Enzo breached the Agreement by allegedly failing to operate the acquired business in good faith during the second earn-out period and engaging in conduct the primary purpose of which was to avoid making a second earn-out period payment under the Agreement. In addition, Mayflower claims that Enzo breached the Agreement by allegedly failing to provide the documentation appropriate to support the calculation of defined financial criteria for the second earn-out period as required under the Agreement. As part of the litigation, Mayflower moved by Order to Show cause to enjoin the accounting procedure specified under the Agreement. Mayflower’s motion was heard by a U.S. District Court Judge on September 27, 2010, who directed that the parties first go forward with the accounting procedure, as provided under the Agreement, before moving further with the litigation. The parties were unable to resolve the dispute through the accounting procedure. On January 27, 2011, Mayflower filed an amended complaint. On February 25, 2011, Enzo filed an answer to the amended complaint and on March 4, 2011 filed an amended counterclaim seeking fees and expense of the suit as provided under the Agreement. As provided under the Agreement, Mayflower’s maximum contingent earn-out was $2.5 million payable in either Enzo common stock or cash. On November 3, 2011, the Company and Mayflower entered into an Earn-Out Dispute Settlement Agreement in which the Company paid $1.15 million in cash in full settlement of the second and final earn-out under the Agreement. The settlement, which was accrued for at July 31, 2011, was recorded in Goodwill as additional purchase price consideration.

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

We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the 2011 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Results of Operations
Three months ended October 31, 2011 as compared to October 31, 2010

Comparative Financial Data for the Three Months Ended October 31,

	2011	2010	Increase (Decrease)	% Change

Revenues:
Clinical laboratory services	$14,187	$12,390	$1,797	15%
Product revenues	9,704	10,184	(480)	(5)
Royalty and license fee income	1,862	3,078	(1,216)	(40)

Total revenues	25,753	25,652	101	—

Operating expenses:
Cost of clinical laboratory services	8,814	7,573	1,241	16
Cost of product revenues	5,137	4,606	531	12
Research and development	1,625	1,757	(132)	(8)
Selling, general, and administrative	12,385	11,032	1,353	12
Provision for uncollectible accounts receivable	1,286	1,075	211	20
Legal	868	696	172	25

Total operating expenses	30,115	26,739	3,376	13

Operating loss	(4,362)	(1,087)	(3,275)	(301)

Other income (expense):
Interest income	(2)	5	(7)	(140)
Other income	9	14	(5)	(36)
Foreign currency gain	29	8	21	263

Loss before income taxes	$(4,326)	$(1,060)	$(3,266)	(308)

Consolidated Results:

The “2012 period” and the “2011 period” refer to the three months ended October 31, 2011 and 2010, respectively.

Clinical laboratory revenues during the 2012 period were $14.2 million compared to $12.4 million in the 2011 period. The 2012 period’s increase over the 2011 period was $1.8 million or 15% due to organic growth.

Product revenues decreased by $0.5 million or 5% in the 2012 period to $9.7 million as compared to the 2011 period due to a decline of $0.6 million or 6% in organic sales. During the period we experienced a decline attributed to certain distributed products for select customers, declines in resale products due to market softness in academia and relatively flat performance in our core products. The decline is offset by a 1% positive impact from foreign currency transactions.

Royalty and license fee income during the 2012 period was $1.9 million compared to $3.1 million in the 2011 period, a decrease of $1.2 million or 40%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. During the 2012 period the Qiagen royalties decreased by $0.7 million as compared to the 2011 period, to $1.9 million as a result of lower reported sales from Qiagen. Qiagen has reported that it expects the recovery of such lower reported sales in the subsequent period. In addition, the 2012 period decrease is also due to Abbott’s notification in the 2011 period that they had made a final payment under a license agreement, which aggregated $0.5 million, since they were not aware of any non-expired patents covered under the license agreement. Abbott and the Company are in communication as to patents covered under the license agreement which remains in full force. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2012 period was $8.8 million as compared to $7.6 million in the 2011 period, an increase of $1.2 million or 16%. The Company incurred increased costs due to higher reagent costs and supplies of $0.5 million, higher laboratory personnel costs of $0.3 million, higher outside reference lab costs of $0.3 million and related other lab costs of $0.1 million, all attributed to the increased service volume. In the 2012 period the gross profit margin decreased 1% to 38% due to increases in the above mentioned costs of laboratory services directly attributed to greater service volume and affected by test mix performed.

The cost of product revenues during the 2012 period was $5.1 million compared to $4.6 million in the 2011 period, an increase of $0.5 million or 12%. The increase is primarily due to changes in cost allocations to the costs of production of $0.2 million, increased payroll due to headcount increases of $0.1 million, and costs associated with rationalization of a production facility of $0.1 million.

Research and development expenses were approximately $1.6 million during the 2012 period, compared to $1.8 million in the 2011 period, a decrease of $0.2 million or 8%. The decrease was principally attributed to lower costs of $0.2 million at Enzo Life Sciences due to lower payroll and overhead costs of $0.1 million and lower patent related costs of $0.1 million. The clinical trial and related activities at the Therapeutics segment was comparable to the 2011 period.

Selling, general and administrative expenses were approximately $12.4 million during the 2012 period as compared to $11.0 million in the 2011 period, an increase of $1.4 million or 12%. The Clinical Lab segment’s selling general and administrative increased by $0.3 million primarily due to an increase in sales commissions of $0.2 million and an increase in other expenses of $0.2 million both related to the increased revenue volume, offset by a decline in payroll and related benefits of $0.1 million. The Enzo Life Sciences segment increased by $1.0 million due to a $0.8 million increase in compensation costs for existing personnel and for new hires of senior level personnel, an increase in amortization of intangibles and travel approximating $0.1 million, and other costs of $0.1 million. The Other segment’s selling general and administrative increased by $0.1 million, primarily due to increased professional fees of $0.2 million offset by decreases of $0.1 million in payroll related costs.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $1.3 million for the 2012 period as compared to $1.1 million in the 2011 period, an increase of $0.2 million. As a percentage of revenues the provision for uncollectible accounts increased to 9% in the 2012 period as compared to 8.7% in the 2011 period. The increase is attributed to an additional provision required for a lower collection rate in the current period which is partially affected by payer mix.

Legal expense was $0.9 million during the 2012 period compared to $0.7 million in the 2011 period, an increase of $0.2 million due to overall increases in legal services in the 2012 period for general and litigation related matters.

During the 2012 and 2011 periods, the gain on foreign currency transactions was comparable.

Segment Results

The Clinical Labs segment’s loss before taxes was $0.8 million for the 2012 period as compared to a loss of $0.9 million in the 2011 period, an improvement of $0.1 million resulting from increased service volume. The revenue from laboratory services increased in the 2012 period by $1.8 million or 15% due to organic growth. The 2012 period gross profit of $5.4 million increased over the 2011 period by $0.6 million or 12% due to changes in service revenues and cost of lab services. Selling, general and administrative expense increased by approximately $0.3 million primarily due to increases in sales commissions directly the result of increased service revenues and other costs associated with the increased volume. The provision for uncollectible accounts receivables increased by $0.2 million as compared to the 2011 period due to the increase in patient service volume and was 9.0% as a percentage of revenues compared to 8.7% in the 2011 period.

The Life Sciences segment’s loss before taxes was $0.2 million for the 2012 period as compared to income of $3.1 million for the 2011 period. Product revenues decreased by $0.5 million or 5% in the 2012 period primarily due to a decline of organic sales of 6% attributed to certain distributed products for select customers and resale products due to market softness in academia and relatively flat performance in our core products. The decline is offset by a 1% positive impact from foreign currency transactions. Further, royalty and license fee income decreased by $1.2 million in the 2012 period principally attributed a decrease in royalties of $0.7 million from the reported sales of Qiagen products subject to a license agreement, as previously discussed, and in addition, no royalty payments received under the Abbott license agreement after the first quarter of the 2011 period. The segment’s gross profit of $6.4 million in the 2012 period, as compared $8.7 million in the 2011 period, was negatively impacted by the previously discussed changes in revenues and an increase of $0.5 million in cost of product revenues. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, increased by approximately $1.1 million during the 2012 period primarily due to higher compensation to existing personnel and for new hires of senior level personnel and higher legal costs related to litigation matters, offset by reduced research and development expenses.

The Therapeutics segment’s loss before income taxes was approximately $0.5 million for the 2012 period was comparable to the loss for the 2011 period.

The Other segment’s loss before taxes for the 2012 period of approximately $2.8 million was comparable to the loss in the 2011 period. In the 2012 period legal expenses decreased by $0.1 million due to overall decreases in legal services in general and litigation related matters and payroll related costs decreased by $0.1 million as compared to the 2011 period, offset by an increase in professional fees of $0.2 million.

Liquidity and Capital Resources

At October 31, 2011, the Company had cash and cash equivalents of $11.4 million and short-term investments of $10.0 million, or $21.4 million in aggregate as compared to $24.2 million at July 31, 2011. Short term investments are in US Government Treasury bills. The Company had working capital of $30.0 million at October 31, 2011 compared to $33.7 million at July 31, 2011. The decrease in working capital of $3.7 million was primarily the result of funding capital expenditures and the period net loss during the 2012 period offset by changes in net operating assets and liabilities.

Net cash used in operating activities for the three months ended October 31, 2011 was approximately $2.3 million as compared to $1.8 million for the three months ended October 31, 2010. The increase in net cash used in operating activities in the 2012 period over the 2011 period of approximately $0.5 million was primarily attributed to the increase in the net loss of $3.4 million offset by an increase in non-cash adjustments in the 2012 period over the 2011 period of $0.3 million and changes in operating assets and liabilities of $2.6 million from the 2011 to 2012 period, primarily relating to accounts receivable, inventory, accounts payable and accrued liabilities.

Net cash used in investing activities was approximately $0.4 million compared to cash provided by investing activities of $1.7 million in the year ago period, a decrease of $2.1 million. The decrease is primarily due the net maturities of short term investments in US Government instruments of $2.0 million in the 2011 period as compared to $0.0 million in the 2012 period

Net cash used in financing activities in 2012 was $0.03 million. There were no financing activities in 2011.

On November 3, 2011, the Company and Mayflower entered into an Earn-Out Dispute Settlement Agreement in which the Company paid $1.15 million in cash in full settlement of the second and final earn-out under the Agreement. (See Note 13).

The Company believes that its current cash and short-term investment level is sufficient for its foreseeable liquidity and capital resource needs over the next 12 months, although there can be no assurance that future events will not alter such view.

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2011.

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

The following are tables of the Clinical Labs segment’s net revenues and percentages by revenue category for the three months ended October 31, 2011 and 2010:

	Three months ended October 31, 2011		Three months ended October 31, 2010

Revenue category
Medicare	$3,020	21%	$2,779	22%
Third-party payer	6,942	49	5,623	45
Patient self-pay	2,915	21	2,689	22
HMO’s	1,310	9	1,299	11

Total	$14,187	100%	$12,390	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 21% and 23% of the Clinical Labs net revenues for the three months ended October 31, 2011 and 2010, respectively. Another provider, whose programs are included in the Third-party payer category represented 13% and 7% of Clinical Labs net revenues for the three months ended October 31, 2011 and 2010, respectively.

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

During the three months ended October 31, 2011 and 2010, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 84.5% and 83.7%, respectively, of gross billings. The Company believes the negative impact on revenues from the decline in reimbursement rates or the shift to managed care, other primary third party payers, or similar arrangements may be offset by the positive impact of the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $0.9 million and $0.6 million for the three months ended October 31, 2011 and 2010, respectively, and a change in the net accounts receivable of approximately $0.5 million as of October 31, 2011.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At October 31, 2011 and July 31, 2011, approximately 50% and 51%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which $2.2 million or 30% and $2.5 million or 33% represents foreign receivables as of October 31, 2011 and July 31, 2011 respectively, includes royalty receivables of $1.9 million and $2.0 million, as of October 31, 2011 and July 31, 2011, respectively, from Qiagen Corporation (Note 11).

Net accounts receivable

Billing category	As of October 31, 2011		As of July 31, 2011

Clinical Labs
Medicare	$1,252	17%	$1,434	19%
Third party payers	2,966	40	3,087	40
Patient self-pay	2,825	38	2,865	37
HMO’s	331	5	314	4

Total Clinical Labs	7,374	100%	7,700	100%

Total Life Sciences	7,297		7,545

Total accounts receivable	$14,671		$15,245

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three months ended October 31, 2011	Twelve months ended July 31, 2011

Beginning balance	$3,488	$2,839
Provision for doubtful accounts	1,286	4,431
Write-offs, net	(920)	(3,782)

Ending balance	$3,854	$3,488

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the three months ended October 31, 2011 and 2010, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of October 31, 2011	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%

1-30 days	$26,624	55%	$5,242	58%	$12,444	52%	$4,767	42%	$4,171	93%
31-60 days	6,346	13%	683	8%	3,440	15%	2,139	18%	84	2%
61-90 days	5,525	11%	669	7%	2,556	11%	2,225	19%	75	2%
91-120 days	4,466	9%	552	6%	1,989	9%	1,857	16%	68	1%
121-150 days	2,233	5%	495	6%	1,162	5%	528	5%	48	1%
Greater than 150 days*	3,274	7%	1,383	15%	1,787	8%	48	0%	56	1%

Totals	$48,468	100%	$9,024	100%	$23,378	100%	$11,564	100%	$4,502	100%

As of July 31, 2011	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$29,880	60%	5,843	60%	13,851	56%	6,173	55%	4,013	95%
31-60 days	7,013	14%	791	8%	3,441	14%	2,687	24%	93	2%
61-90 days	4,029	8%	566	6%	2,522	10%	890	8%	51	1%
91-120 days	3,826	8%	917	9%	1,819	7%	1,046	9%	44	1%
121-150 days	2,084	4%	375	4%	1,385	6%	288	3%	37	1%
Greater than 150 days*	3,050	6%	1,234	13%	1,717	7%	94	1%	5	0%

Totals	$49,882	100%	9,726	100%	24,735	100%	11,178	100%	4,243	100%

*	Total includes $958 fully reserved over 210 days as of October 31, 2011.

**	Total includes $800 fully reserved over 210 days as of July 31, 2011.

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

Accrual for Self-funded Medical

Accruals for self-funded medical insurance are determined based on a number of assumptions and factors, including historical payment trends, claims history and current estimates. These estimated liabilities are not discounted. If actual trends differ from these estimates, the financial results could be impacted. As of October 31, 2011, the Company has established a reserve of $0.3 million, which is included in accrued liabilities, for claims that have been reported but not paid and for claims incurred but not reported.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect the adoption of these provisions to have a material impact on its consolidated financial statements or on future operating results.

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

In September 2011, the FASB issued ASU No. 2011-08: Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. The update simplifies how a company tests goodwill for impairment by allowing both public and nonpublic entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates and, to a much lesser extent, interest rates on investments in short-term instruments, which could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools. There have been no material changes with respect to market risk previously disclosed in our Annual Report on Form 10-K for our 2011 fiscal year.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at October 31, 2011, our assets and liabilities would increase or decrease by $2.0 million and $0.9 million, respectively, and our net sales and net (loss) or earnings would increase or decrease by $1.5 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at October 31, 2011, our pre-tax earnings would be favorably or unfavorably impacted by approximately $0.3 million, on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid short term money market funds and short term investments in U.S. Treasury bills. Changes in interest rates may affect the investment income we earn on money market funds and short term investments and therefore affect our cash flows and results of operations. As of October 31, 2011, we were exposed to interest rate change market risk with respect to our money market accounts and short term investments totaling $14.2 million. The money market accounts and short-term investments yield or bear interest rates ranging from 0% to 0.05%. As of October 31, 2011, based on the investments held, it is determined we have no material interest rate risk.

As of October 31, 2011, we have fixed interest rate financing on transportation and equipment leases.

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

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2011 filed with the Securities and Exchange Commission. See Note 13.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

Item 6.	Exhibits

Exhibit No.	Exhibit

31.1	Certification of Elazar Rabbani, Ph.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Barry Weiner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Elazar Rabbani, Ph.D. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Barry Weiner pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZO BIOCHEM, INC.

(Registrant)

Date: December 12, 2011	by:	/s/ Barry Weiner

Chief Financial Officer, Principal Accounting Officer, Treasurer and Director