Form 10-Q
period 2012-01-31
ENZO BIOCHEM INC
filed 2012-03-12
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Yes ☐ No ☒

As of March 1, 2012 the Registrant had approximately 38,627,400 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
January 31, 2012

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	January 31, 2012 (unaudited)	July 31, 2011 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$8,589	$14,161
Short term investments	10,000	10,000
Accounts receivable, net of allowances	13,404	15,245
Inventories	9,391	9,260
Prepaid expenses	2,390	2,733

Total current assets	43,774	51,399

Property, plant and equipment, net	9,415	10,335
Goodwill	26,580	27,373
Intangible assets, net	18,636	19,985
Other	353	382

Total assets	$98,758	$109,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$7,819	$7,858
Accrued liabilities	8,763	8,188
Other current liabilities	514	1,683

Total current liabilities	17,096	17,729

Deferred taxes	2,698	2,934
Other	123	96

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 39,075,422 at January 31, 2012 and 39,045,837 at July 31, 2011	391	390
Additional paid-in capital	306,263	305,833
Less treasury stock at cost: 450,014 shares at January 31, 2012 and at July 31, 2011	(6,387)	(6,387)
Accumulated deficit	(223,629)	(214,914)
Accumulated other comprehensive income	2,203	3,793

Total stockholders’ equity	78,841	88,715

Total liabilities and stockholders’ equity	$98,758	$109,474

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011

Revenues:
Clinical laboratory services	$14,123	$12,278	$28,310	$24,668
Product revenues	9,542	10,237	19,245	20,421
Royalty and license fee income	1,308	1,219	3,170	4,297

Total revenues	24,973	23,734	50,725	49,386

Operating expenses:
Cost of clinical laboratory services	8,709	7,492	17,523	15,065
Cost of product revenues	4,685	5,911	9,822	10,516
Research and development	1,703	2,021	3,328	3,778
Selling, general, and administrative	11,487	11,540	23,872	22,572
Provision for uncollectible accounts receivable	1,169	957	2,455	2,032
Legal	1,023	1,377	1,892	2,073

Total operating expenses	28,776	29,298	58,892	56,036

Operating loss	(3,803)	(5,564)	(8,167)	(6,650)

Other income (expense):
Interest	14	4	12	9
Other	65	62	76	76
Foreign currency loss	(352)	(64)	(323)	(56)

Loss before income taxes	(4,076)	(5,562)	(8,402)	(6,621)
Provision for income taxes	(145)	(146)	(313)	(212)

Net loss	$(4,221)	$(5,708)	$(8,715)	$(6,833)

Net loss per common share:
Basic and diluted	$(0.11)	$(0.15)	$(0.23)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	38,616	38,198	38,607	38,179

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Six months ended January 31, 2012
(UNAUDITED)
(Dollars In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss

Balance at July 31, 2011	39,045,837	450,014	$390	$305,833	$(6,387)	$(214,914)	$3,793	$88,715
Net loss for the period ended January 31, 2012	—	—	—	—	—	(8,715)	—	(8,715)	$(8,715)
Vesting of restricted stock	29,585	—	1	—	—	—	—	1	—
Stock based compensation charges	—	—	—	430	—	—	—	430	—
Foreign currency translation adjustments	—	—	—	—	—	—	(1,590)	(1,590)	(1,590)

Comprehensive loss									$(10,305)

Balance at January 31, 2012	39,075,422	450,014	$391	$306,263	$(6,387)	$(223,629)	$2,203	$78,841

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended January 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(8,715)	$(6,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,480	1,406
Amortization of intangible assets	779	756
Provision for uncollectible accounts receivable	2,455	2,032
Income tax benefit	(62)	(56)
Share based compensation charges	430	646
Share based 401(k) employer match expense	289	373
Deferred revenue recognized	—	(38)
Foreign currency transaction loss (gain)	343	(31)

Changes in operating assets and liabilities:
Accounts receivable	(750)	(1,537)
Inventories	(326)	(52)
Prepaid expenses	325	265
Accounts payable – trade	(130)	612
Accrued liabilities	253	270
Other current liabilities	(10)	15
Other liabilities	86	(7)

Total adjustments	5,162	4,654

Net cash used in operating activities	(3,553)	(2,179)

Cash flows from investing activities:
Purchases of short term investments	(20,000)	(86,224)
Maturities of short term investments	20,000	89,223
Capital expenditures	(544)	(573)
Security deposits and other	29	(96)
Earn-out payment	(1,150)	—

Net cash (used in) provided by investing activities	(1,665)	2,330

Cash flows from financing activities:
Installment loan payments	(68)	—

Net cash used in financing activities	(68)	—

Effect of exchange rate changes on cash and cash equivalents	(286)	79

(Decrease) increase in cash and cash equivalents	(5,572)	230
Cash and cash equivalents - beginning of period	14,161	8,759

Cash and cash equivalents - end of period	$8,589	$8,989

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2012
and for the three and six months ended
January 31, 2012 and 2011
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of January 31, 2012, the consolidated statement of stockholders’ equity and comprehensive income (loss) for the six months ended January 31, 2012, the consolidated statements of cash flows for the six months ended January 31, 2012 and 2011, and the consolidated statements of operations for the three and six months ended January 31, 2012 and 2011, are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2011 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012.

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

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income”, which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income”, which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The Company does not believe the adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will have a material impact on its consolidated financial position or future operating results.

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

Note 2 – Short-term Investments

At January 31, 2012 and July 31, 2011, the Company’s short-term investments, whose fair value approximates cost, are in U.S. Treasury bills, which are purchased at discounts with remaining maturities of under ninety days.

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

At January 31, 2012 and July 31, 2011 the Company’s short-term investments are classified as Level 1 assets.

Note 3 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for the three and six months ended January 31, 2012 and 2011 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of “in the money” stock options, net of shares repurchased with the option exercise proceeds and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011

Potential net shares, issued from exercise of “in the money” employee and director stock options and restricted stock awards, excluded from diluted net loss per share calculation	24,000	62,000	24,000	128,000

The following table summarizes the number of “out of the money” options excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011

“Out of the money” employee and director stock options	776,000	1,075,000	780,000	1,075,000

Note 4 – Share-based compensation

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011

Cost of clinical laboratory services	$3	$3	$5	$6
Research and development	1	7	4	10
Selling, general and administrative	213	309	421	630

	$217	$319	$430	$646

No excess tax benefits were recognized during the six month periods ended January 31, 2012 and 2011.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the six month period ended January 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at July 31, 2011	785,124	$14.53	$—

Exercised	—	—
Cancelled	(9,549)	$17.67

Outstanding and exercisable at end of period	775,575	$14.49	$—

As of January 31, 2012, there were no unvested stock options.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the six months ended January 31, 2012 is as follows:

	Awards	Weighted Average Award Price

Unvested at July 31, 2011	311,952	$4.84
Awarded	133,143	$2.48
Vested	(29,585)	$5.15
Forfeited	(3,250)	$4.28

Unvested at end of period	412,260	$4.06

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of January 31, 2012, there was approximately $1.0 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of one year.

The total number of shares available for grant as equity awards is 2,685,000 as of January 31, 2012.

Note 5 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company’s consolidated statements of cash flows is as follows:

	Six months ended January 31,
	2012	2011

Taxes paid – net	$52	$76

Note 6 – Comprehensive loss and Accumulated Other Comprehensive Income

During the three months ended January 31, 2012 and 2011, total comprehensive loss was approximately $4.8 million and $5.4 million, respectively. During the six months ended January 31, 2012 and 2011, total comprehensive loss was approximately $10.3 million and $5.8 million, respectively. At January 31, 2012 and July 31, 2011, the accumulated other comprehensive income relates to foreign currency translation adjustments.

Note 7- Inventories

Inventories consist of the following:

	January 31, 2012	July 31, 2011

Raw materials	$1,151	$1,063
Work in process	2,603	2,517
Finished products	5,637	5,680

	$9,391	$9,260

Note 8 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows:

	Enzo Life Sciences	Enzo Clinical Labs	Total

Balance July 31, 2011	$19,921	$7,452	$27,373
Foreign currency translation	(793)	—	(793)

Balance January 31, 2012	$19,128	$7,452	$26,580

Intangible assets, all of which are included in the Life Sciences segment, consist of the following:

	January 31, 2012			July 31, 2011

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(10,340)	$687	$11,027	$(10,278)	$749
Customer relationships	12,471	(3,910)	8,561	12,789	(3,472)	9,317
Website and acquired content	1,031	(809)	222	1,063	(748)	315
Licensed technology and other	485	(250)	235	649	(355)	294
Indefinitely-lived intangible assets:
Trademarks	8,931	—	8,931	9,310	—	9,310

Total	$33,945	$(15,309)	$18,636	$34,838	$(14,853)	$19,985

At January 31, 2012, the weighted average useful life of finite-lived intangible assets was approximately eight years.

For financial reporting purposes, useful lives for intangibles acquired through acquisitions in the Life Sciences segment have been assigned as follows:

Customer relationships	5-15 years
Trademarks	Indefinite
Other intangibles	4-5 years

Note 9 – Accrued Liabilities and Other Current Liabilities

At January 31, 2012 and July 31, 2011, accrued liabilities consist of:

	January 31, 2012	July 31, 2011

Legal	$803	$610
Payroll, benefits, and commissions	4,060	4,286
Professional fees	940	782
Research and development	709	709
Other	2,251	1,801

	$8,763	$8,188

Other current liabilities consist of the following as of:

	January 31, 2012	July 31, 2011

Liability for purchase price consideration (see Note 13)	$—	$1,150
Deferred revenue	385	396
Other	129	137

	$514	$1,683

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate for the three months ended January 31, 2012 was 3.6% compared to 2.6% during the three months ended January 31, 2011. The tax provision for the periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for inventory. The Company’s effective tax rate for the six months ended January 31, 2012 was 3.7% compared to 3.2% during the six months ended January 31, 2011. The tax provision for the periods were based on state and local taxes, domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles, and book to tax differences for inventory.

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

Note 11 – Royalty and licensing income

The Company has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the three months ended January 31, 2012 and 2011, the Company recorded royalty income under the Agreement of approximately $1.3 million and $1.2 million, respectively. During the six months ended January 31, 2012 and 2011, the Company recorded royalty income under the Agreement of approximately $3.2 million and $3.7 million, respectively.

On April 27, 2007 (the “Effective Date”) Enzo Life Sciences, Inc. (“Life Sciences”) and Abbott Molecular Inc. (“Abbott”) entered into a 5 year agreement, which is still in effect, covering the supply of certain of Enzo Life Sciences products to Abbott for use in their product line. The parties also entered into a limited non-exclusive royalty bearing cross-licensing agreement (“Licensing Agreement”) for various patents. The Licensing Agreement requires each party to pay royalties, as defined through the lives of the related non-expired patents. In January 2011, Abbott notified the Company that they have made a final royalty payment because they are unaware of any non-expired patents. The Company continues to review its patent portfolio and Abbott’s position. The Licensing Agreement between the parties remains in full force and effect and the Company continues its commercialization efforts under the contract terms. During the three months ended October 31, 2010, and for the six months ended January 31, 2011, the Company recorded approximately $0.5 million in royalties and license fee income under the Licensing Agreement.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2012

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$14,123	—	—	—	$14,123
Product revenues	—	$9,542	—	—	9,542
Royalty and license fee income	—	1,308	—	—	1,308

	14,123	10,850	—	—	24,973

Operating expenses:
Cost of clinical laboratory services	8,709	—	—	—	8,709
Cost of product revenues	—	4,685	—	—	4,685
Research and development	71	1,136	$496	—	1,703
Selling, general and administrative	5,190	4,227	—	$2,070	11,487
Provision for uncollectible accounts receivable	1,146	23	—	—	1,169
Legal	69	118	—	836	1,023

Total operating expenses	15,185	10,189	496	2,906	28,776

Operating income (loss)	(1,062)	661	(496)	(2,906)	(3,803)

Other income (expense)
Interest	(1)	15	—	—	14
Other	17	47	—	3	65
Foreign currency loss	—	(352)	—	—	(352)

Income (loss) before income taxes	$(1,046)	$371	$(496)	$(2,903)	$(4,076)

Depreciation and amortization included above	$269	$734	$11	$31	$1,045

Share-based compensation included in above:
Cost of clinical laboratory services	$3	—	—	—	$3
Research and development	—	$1	—	—	1
Selling, general and administrative	11	20	—	$182	213

Total	$14	$21	—	$182	$217

Capital expenditures	$241	$62	$—	$—	$303

Three months ended January 31, 2011

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$12,278	—	—	—	$12,278
Product revenues	—	$10,237	—	—	10,237
Royalty and license fee income	—	1,219	—	—	1,219

	12,278	11,456	—	—	23,734

Operating expenses:
Cost of clinical laboratory services	7,492	—	—	—	7,492
Cost of product revenues	—	5,911	—	—	5,911
Research and development	—	1,492	$529	—	2,021
Selling, general and administrative	4,578	4,299	—	$2,663	11,540
Provision for uncollectible accounts receivable	944	13	—	—	957
Legal	71	96	—	1,210	1,377

Total operating expenses	13,085	11,811	529	3,873	29,298

Operating income (loss)	(807)	(355)	(529)	(3,873)	(5,564)

Other income (expense)
Interest	1	1	—	2	4
Other	7	—	—	55	62
Foreign currency loss	—	(64)	—	—	(64)

Income (loss) before income taxes	$(799)	$(418)	$(529)	$(3,816)	$(5,562)

Depreciation and amortization included above	$243	$811	$12	$33	$1,099

Share-based compensation included in above:
Cost of clinical laboratory services	$3	—	—	—	$3
Research and development	—	$7	—	—	7
Selling, general and administrative	18	20	—	$271	309

Total	$21	$27	—	$271	$319

Capital expenditures	$248	$83	—	$—	$331

The following financial information represents the operating results of the reportable segments of the Company:

Six months ended January 31, 2012

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$28,310	—	—	—	$28,310
Product revenues	—	$19,245	—	—	19,245
Royalty and license fee income	—	3,170	—	—	3,170

	28,310	22,415	—	—	50,725

Operating expenses:
Cost of clinical laboratory services	17,523	—	—	—	17,523
Cost of product revenues	—	9,822	—	—	9,822
Research and development	115	2,184	$1,029	—	3,328
Selling, general and administrative	10,020	9,455	—	$4,397	23,872
Provision for uncollectible accounts receivable	2,419	36	—	—	2,455
Legal	112	502	—	1,278	1,892

Total operating expenses	30,189	21,999	1,029	5,675	58,892

Operating Income (loss)	(1,879)	416	(1,029)	(5,675)	(8,167)

Other income (expense)
Interest	(2)	14	—	—	12
Other	22	41	—	10	76
Foreign currency loss	—	(323)	—	—	(323)

Income (loss) before income taxes	$(1,859)	$148	$(1,029)	$(5,665)	$(8,402)

Depreciation and amortization included above	$535	$1,640	$22	$62	$2,259

Share-based compensation included in above:
Cost of clinical laboratory services	$5	—	—	—	5
Research and development	—	$4	—	—	$4
Selling, general and administrative	27	40	—	$354	421

Total	$32	$44	—	$354	$430

Capital expenditures	$431	$113	$—	$—	$544

Six months ended January 31, 2011

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$24,668	—	—	—	$24,668
Product revenues	—	$20,421	—	—	20,421
Royalty and license fee income	—	4,297	—	—	4,297

	24,668	24,718	—	—	49,386

Operating expenses:
Cost of clinical laboratory services	15,065	—	—	—	15,065
Cost of product revenues	—	10,516	—	—	10,516
Research and development	—	2,757	$1,021	—	3,778
Selling, general and administrative	9,098	8,547	—	$4,927	22,572
Provision for uncollectible accounts receivable	2,025	7	—	—	2,032
Legal	161	195	—	1,717	2,073

Total operating expenses	26,349	22,022	1,021	6,644	56,036

Operating income (loss)	(1,681)	2,696	(1,021)	(6,644)	(6,650)

Other income (expense)
Interest	(3)	(1)	—	13	9
Other	10	3	—	63	76
Foreign currency loss	—	(56)	—	—	(56)

Income (loss) before income taxes	$(1,674)	$2,642	$(1,021)	$(6,568)	$(6,621)

Depreciation and amortization included above	$492	$1,581	$24	$65	$2,162

Share-based compensation included in above:
Cost of clinical laboratory services	$6	—	—	—	$6
Research and development	—	$10	—	—	10
Selling, general and administrative	33	46	—	$551	630

Total	$39	$56	—	$551	$646

Capital expenditures	$377	$196	—	$—	$573

Note 13 - Contingencies

On or about September 22, 2010, Mayflower Partners, L.P. f/k/a Biomol International, L.P. (“Mayflower”) filed an action against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (together “Enzo”) in the United States District Court for the Southern District of New York, alleging breach of the stock and asset purchase agreement dated as of May 8, 2008 between Enzo and Mayflower (the “Agreement”). Pursuant to the Agreement, the Company acquired the assets of Mayflower, and agreed, among other things, to make certain contingent earn-out payments to Mayflower, accounted for as additional purchase price consideration, if certain performance thresholds were met for each of the two annual periods following the closing. Mayflower alleges that Enzo breached the Agreement by allegedly failing to operate the acquired business in good faith during the second earn-out period and engaging in conduct the primary purpose of which was to avoid making a second earn-out period payment under the Agreement. In addition, Mayflower claims that Enzo breached the Agreement by allegedly failing to provide the documentation appropriate to support the calculation of defined financial criteria for the second earn-out period as required under the Agreement. As part of the litigation, Mayflower moved by Order to Show cause to enjoin the accounting procedure specified under the Agreement. Mayflower’s motion was heard by a U.S. District Court Judge on September 27, 2010, who directed that the parties first go forward with the accounting procedure, as provided under the Agreement, before moving further with the litigation. The parties were unable to resolve the dispute through the accounting procedure. On January 27, 2011, Mayflower filed an amended complaint. On February 25, 2011, Enzo filed an answer to the amended complaint and on March 4, 2011 filed an amended counterclaim seeking fees and expense of the suit as provided under the Agreement. As provided under the Agreement, Mayflower’s maximum contingent earn-out was $2.5 million payable in either Enzo common stock or cash. On November 3, 2011, the Company and Mayflower entered into an Earn-Out Dispute Settlement Agreement in which the Company paid $1.1 million in cash in full settlement of the second and final earn-out under the Agreement. The settlement, which was accrued for at July 31, 2011, was recorded in Goodwill as additional purchase price consideration.

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

Forward-Looking Statements

Our disclosure and analysis in this report, including but not limited to the information discussed in this Item 2, contain forward-looking information about our Company’s financial results and estimates, business prospects and products in research and development that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as anticipate,” estimate,” expect,” project,” intend,” plan,” believe,” will,” and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign currency rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, and financial results.

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

Results of Operations
Three months ended January 31, 2012 as compared to January 31, 2011

Comparative Financial Data for the Three Months Ended January 31,

	2012	2011	Increase (Decrease)	% Change

Revenues:
Clinical laboratory services	$14,123	$12,278	$1,845	15%
Product revenues	9,542	10,237	(695)	(7)
Royalty and license fee income	1,308	1,219	89	7

Total revenues	24,973	23,734	1,239	5

Operating expenses:
Cost of clinical laboratory services	8,709	7,492	1,217	16
Cost of product revenues	4,685	5,911	(1,226)	(21)
Research and development	1,703	2,021	(318)	(16)
Selling, general, and administrative	11,487	11,540	(53)	—
Provision for uncollectible accounts receivable	1,169	957	212	22
Legal	1,023	1,377	(354)	(26)

Total operating expenses	28,776	29,298	(522)	(2)

Operating loss	(3,803)	(5,564)	1,761	32

Other income (expense):
Interest	14	4	10	250
Other	65	62	3	5
Foreign currency loss	(352)	(64)	(288)	450

Loss before income taxes	$(4,076)	$(5,562)	$1,486	27

Consolidated Results:

The “2012 period” and the “2011 period” refer to the three months ended January 31, 2012 and 2011, respectively.

Clinical laboratory services revenue during the 2012 period were $14.1 million compared to $12.3 million in the 2011 period. The 2012 period’s increase over the 2011 period was $1.8 million or 15% due to organic growth.

Product revenues decreased by $0.7 million or 7% in the 2012 period to $9.5 million as compared to the 2011 period. During the period we experienced a decline attributed to certain distributed products for certain customer types, declines in resale products due to market softness in academia and relatively flat performance in our core products.

Royalty and license fee income during the 2012 period was $1.3 million compared to $1.2 million in the 2011 period, an increase of $0.1 million or 7% due to higher reported sales by the licensee. Royalties were earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2012 period was $8.7 million as compared to $7.5 million in the 2011 period, an increase of $1.2 million or 16%. The Company incurred increased costs due to higher reagent costs and supplies of $0.4 million, higher laboratory personnel costs of $0.6 million, higher outside reference lab costs of $0.2 million, all attributed to the increased service volume. In the 2012 period the gross profit margin decreased to 38% from 39% due to increases in the above mentioned costs of laboratory services and by test mix performed.

The cost of product revenues during the 2012 period was $4.7 million compared to $5.9 million in the 2011 period, a decrease of $1.2 million or 21%. The decrease is partially attributed to lower product revenue volume and the impact of product mix of $0.5 million. The remainder, approximately $0.7 million relates to an out of period adjustment recorded in the 2011 period to increase cost of product revenues to correct for immaterial errors in the computation of the intercompany inventory profit elimination related to the three months ended October 31, 2010.

Research and development expenses were approximately $1.7 million during the 2012 period, compared to $2.0 million in the 2011 period, a decrease of $0.3 million or 16%. The decrease was principally attributed to lower costs of $0.4 million at Enzo Life Sciences due to lower payroll and related costs of $0.2 million and overhead costs of $0.2 million. In connection with molecular and esoteric test development at Clinical Labs research and development costs increased $0.1 million. The clinical trial and related activities at the Therapeutics segment was comparable to the 2011 period. Offsetting the overall decrease are research and development activities for the development of a new technology platform.

The Company’s selling, general and administrative expenses were approximately $11.5 million during both the 2012 and 2011 periods. The Clinical Lab segment selling general and administrative increased by $0.6 million primarily due to an increase in sales commissions of $0.1 million, an increase in other expenses of $0.5 million, including among others, rent and repairs and maintenance for patient collection centers, supplies, phones and billing support, principally related to the increased revenue volume and the remaining $0.1 million in other administrative costs offset by a decrease in salary and related costs of $0.1 million. The Enzo Life Sciences segment selling general and administrative decreased by $0.1 million due to a $0.3 million decrease in general and administrative compensation costs due to headcount reduction, partially offset by a $0.1 million increase in marketing salaries due to headcount increases and an increase in travel and other marketing costs of approximating $0.1 million. The Other selling general and administrative decreased by $0.6 million, primarily due to decreases of $0.5 million in compensation expense resulting from the timing of accruals under the non-equity incentive compensation plan adopted in January 2011 and lower value of restricted stock awards, lower external board fees, including lower restricted stock costs and other costs of $0.1 million.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $1.2 million for the 2012 period as compared to $1.0 million in the 2011 period, an increase of $0.2 million due to the increase in service volume. As a percentage of revenues the provision for uncollectible approximated 8% in both periods.

Legal expense was $1.0 million during the 2012 period compared to $1.4 million in the 2011 period, a decrease of $0.4 million due to overall decreases in legal services in the 2012 period for general and proxy related matters offset by increases in litigation related matters.

During the 2012 and 2011 periods, the loss on foreign currency transactions was $0.4 million and $0.1 million respectively. The increase in the 2012 period was due to the weakening of foreign currencies during the 2012 period, particularly the Swiss franc, relative to the US dollar.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $1.0 million for the 2012 period as compared to a loss of $0.8 million in the 2011 period, an increase of $0.2 million resulting from increased operating costs partially offset by increased service volume. The revenue from laboratory services increased in the 2012 period by $1.8 million or 15 % due to organic growth. The 2012 period gross profit of $5.4 million increased over the 2011 period by $0.6 million or 13% due to an increase in service revenues offset by increases in cost of lab services. Selling, general and administrative expense increased by approximately $0.6 million primarily due to increases in sales commissions directly the result of increased service revenues and other costs associated with the increased volume. The provision for uncollectible accounts receivables increased by $0.2 million as compared to the 2011 period due to the increase in service volume and as a percentage of revenues was comparable in both periods at 8%.

Life Sciences

The Life Sciences segment’s income before taxes was $0.4 million for the 2012 period as compared to a loss of $0.4 million for the 2011 period. The segment’s gross profit was $6.2 million in the 2012 period, as compared $5.5 million in the 2011 period. Gross profit was positively impacted by the previously discussed change in cost of product revenues, partially offset by the decline in product revenues. Product revenues decreased by $0.7 million or 7% in the 2012 period primarily due to declines in sales of certain distributed products for certain customer types and resale products due to market softness in academia and relatively flat performance in our core products. Royalty and license fee income increased by $0.1 million in the 2012 period attributed to an increase in royalties from the reported sales of Qiagen products subject to a license agreement. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, decreased by approximately $0.4 million during the 2012 period primarily due to reduced research and development expenses, partially offset by higher compensation to existing personnel and for new hires of senior level marketing personnel in the latter half of fiscal 2011 and higher legal costs related to litigation matters. Due to the weakening of foreign currencies during the 2012 period, particularly the Swiss franc, the foreign currency loss increased $0.3 million in the 2012 period.

Therapeutics

Therapeutics loss before income taxes was approximately $0.5 million for the 2012 and 2011 periods.

Other

The Other loss before taxes for the 2012 period was approximately $2.9 million as compared to $3.8 million for the 2011 period, a decrease of $0.9 million. In the 2012 period legal expenses decreased by $0.4 million due to overall decrease in legal services in general and proxy related costs offset by increases in litigation related matters and reduced general and administrative costs due to lower payroll costs of $0.4 million due to the timing of bonus accruals under the new non-equity incentive compensation plan implemented in January 2011 as compared to the former discretionary plan awards in the 2011 period and lower board fees as compared to the 2011 period of $0.1 million.

Results of Operations
Six months ended January 31, 2012 as compared to January 31, 2011

Comparative Financial Data for the Six Months Ended January 31,

	2012	2011	Increase (Decrease)	% Change

Revenues:
Clinical laboratory services	$28,310	$24,668	$3,642	15%
Product revenues	19,245	20,421	(1,176)	(6)
Royalty and license fee income	3,170	4,297	(1,127)	(26)

Total revenues	50,725	49,386	1,339	3

Operating expenses:
Cost of clinical laboratory services	17,523	15,065	2,458	16
Cost of product revenues	9,822	10,516	(694)	(7)
Research and development	3,328	3,778	(450)	(12)
Selling, general, and administrative	23,872	22,572	1,300	6
Provision for uncollectible accounts receivable	2,455	2,032	423	21
Legal	1,892	2,073	(181)	(9)

Total operating expenses	58,892	56,036	2,856	5

Operating loss	(8,167)	(6,650)	(1,517)	(23)

Other income (expense):
Interest	12	9	3	33
Other	76	76	—	—
Foreign currency loss	(323)	(56)	(267)	(477)

Loss before income taxes	$(8,402)	$(6,621)	$(1,781)	(27)

Consolidated Results:

The “2012 period” and the “2011 period” refer to the six months ended January 31, 2012 and 2011, respectively.

Clinical laboratory service revenue during the 2012 period were $28.3 million compared to $24.7 million in the 2011 period. The 2012 period’s increase over the 2011 period was $3.6 million or 15% due to organic growth.

Product revenues decreased by $1.2 million or 6% in the 2012 period to $19.2 million as compared to the 2011 period due to a decline in organic sales. During the period we experienced a decline attributed to certain distributed products for certain customer types, declines in resale products due to market softness in academia and relatively flat performance in our core products.

Royalty and license fee income during the 2012 period was $3.2 million compared to $4.3 million in the 2011 period, a decrease of $1.1 million or 26%. Royalties are earned from the reported sales of Qiagen products subject to a license agreement. During the 2012 period the Qiagen royalties decreased by $0.6 million as compared to the 2011 period, to $3.2 million as a result of lower reported sales from Qiagen. Qiagen has reported that it expects the recovery of such lower reported sales in subsequent periods. The 2012 period decrease is also due to Abbott’s notification in the 2011 period that they had made a final payment under a license agreement, which aggregated $0.5 million, since they were not aware of any non-expired patents covered under the license agreement. The Company continues to review its patent portfolio and Abbott’s position. The license agreement remains in full force and effect through the end of the five year term, April 27, 2012. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2012 period was $17.5 million as compared to $15.1 million in the 2011 period, an increase of $2.5 million or 16%. The Company incurred increased costs in the 2012 period due to higher reagent costs and supplies of $0.9 million, higher laboratory personnel costs and related costs of $0.9 million, higher outside reference lab costs of $0.6 million and other lab costs of $0.1 million, all attributed to the increased service volume. In the 2012 period the gross profit margin decreased to 38% from 39% due to increases in the above mentioned costs of laboratory services and test mix performed.

The cost of product revenues during the 2012 period was $9.8 million compared to $10.5 million in the 2011 period, a decrease of $0.7 million or 7%. The decrease is primarily due to lower revenues and decreases to costs attributed to product mix of $1.0 million partially offset by increased payroll and related costs of $0.3 million.

Research and development expenses were approximately $3.3 million during the 2012 period, compared to $3.8 million in the 2011 period, a decrease of $0.5 million or 12%. The decrease was attributed to lower costs of $0.6 million at Enzo Life Sciences principally due to lower payroll of $0.3 million, overhead costs of $0.1 million due to integration of facilities and lower patent related costs of $0.1 million. Research and development for the Clinical Labs segment was $0.1 million in the 2012 period as compared to $0 in the 2011 period. The clinical trial and related activities at the Therapeutics segment was comparable to the 2011 period. Offsetting the overall decrease are research and development activities for the development of a new technology platform.

Selling, general and administrative expenses were approximately $23.9 million during the 2012 period as compared to $22.6 million in the 2011 period, an increase of $1.3 million or 6%. The Clinical Lab segment’s selling general and administrative increased by $0.9 million primarily due to an increase in sales commissions of $0.3 million, an increase in other expenses of $0.7 million, including among others, rent and repairs and maintenance for patient collection centers, stationery, phones, and billing support, all related to the increased revenue volume, offset by a decline in payroll and related benefits of $0.1 million. The Enzo Life Sciences segment selling general and administrative increased by $0.9 million due to a $1.1 million increase in compensation costs for existing personnel and for new hires of senior level marketing personnel in the latter half of fiscal 2011, an increase in amortization of intangibles, travel and consulting of approximating $0.3 million, and other costs of $0.1 million, partially offset by a decrease of $0.6 million in compensation costs for administrative personnel due to headcount reduction. The Other selling general and administrative decreased by $0.5 million, primarily due to decreases of $0.5 million in payroll related costs relating to the transition from the discretionary bonus program to the non-equity incentive compensation plan implemented in January 2011 and lower restricted stock costs and other costs of $0.2 million partially offset by increased professional fees of $0.2 million.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $2.4 million for the 2012 period as compared to $2.0 million in the 2011 period, an increase of $0.4 million due to the increase in service volume. As a percentage of revenues the provision for uncollectible accounts approximated 8% in both periods.

Legal expense was $1.9 million during the 2012 period compared to $2.1 million in the 2011 period, a decrease of $0.2 million due to a decrease in general legal services and proxy related costs in the 2012 period offset by increased costs for litigation related matters.

During the 2012 and 2011 periods, the loss on foreign currency transactions was $0.3 million and $0.1 million respectively. The increase in the 2012 period was due to the weakening of foreign currencies during the 2012 period, particularly the Swiss franc, relative to the US dollar.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $1.9 million for the 2012 period as compared to a loss of $1.7 million in the 2011 period, an increase of $0.2 million. The revenue from laboratory services increased in the 2012 period by $3.6 million or 15% due to organic growth. The 2012 period gross profit of $10.8 million increased over the 2011 period by $1.2 million or 12% due to increases in service revenues and cost of lab services. Selling, general and administrative expense increased by approximately $0.9 million primarily due to increases in sales commissions directly the result of increased service revenues and other costs associated with the increased volume. The provision for uncollectible accounts receivables increased by $0.4 million as compared to the 2011 period due to the increase in service volume but as a percentage of revenues was 8% in both the 2012 and 2011 periods. Research and development was $0.1 million in the 2012 period as compared to $0 in the 2011 period.

Life Sciences

The Life Sciences segment’s income before taxes was $0.1 million for the 2012 period as compared to $2.6 million for the 2011 period. Product revenues decreased by $1.2 million or 6% in the 2012 period primarily due to a decline in sales of certain distributed products for certain customer types and resale products due to market softness in academia and relatively flat performance in our core products. Further, royalty and license fee income decreased by $1.1 million in the 2012 period attributed to a decrease in royalties of $0.6 million from the reported sales of Qiagen products subject to a license agreement, as previously discussed, and in addition, no royalty payments received under the Abbott license agreement after the first quarter of the 2011 period. The segment’s gross profit of $12.6 million in the 2012 period, as compared $14.2 million in the 2011 period, was negatively impacted by the previously discussed changes in revenues, partially offset by a decrease in cost of product revenues. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, increased by approximately $0.7 million during the 2012 period primarily due to higher compensation to existing personnel and for new hires of senior level marketing personnel in the latter half of fiscal 2011 and higher legal costs related to litigation matters, offset by reduced research and development expenses.

Therapeutics

The Therapeutics segment’s loss before income taxes was approximately $1.0 million for the 2012 and 2011 periods.

Other

The Other loss before taxes for the 2012 period was approximately $5.7 million compared to $6.6 million in the 2011 period, a decrease of $0.9 million. In the 2012 period legal expenses decreased by $0.4 million due to overall decreases in legal services, payroll costs decreased by $0.5 million primarily due to the transition from a discretionary to the new non-equity incentive compensation plan and other costs decreased by $0.2 million as compared to the 2011 period, offset by an increase in professional fees of $0.2 million.

Liquidity and Capital Resources

At January 31, 2012, the Company had cash and cash equivalents of $8.6 million and short-term investments of $10.0 million, or $18.6 million in aggregate, including cash of $1.9 million in banks outside the United States as compared to cash and cash equivalents of $14.2 million and short-term investments of $10.0 million, or $24.2 million in aggregate at July 31, 2011, including cash of $1.7 million in banks outside the United States. Short-term investments are in US Government Treasury bills. The Company had working capital of $26.7 million at January 31, 2012 compared to $33.7 million at July 31, 2011. The decrease in working capital of $7.0 million was primarily the result of funding capital expenditures, the settlement of the final earn-out under a prior acquisition and the period net loss during the 2012 period offset by changes in net operating assets and liabilities.

Net cash used in operating activities for the six months ended January 31, 2012 was approximately $3.6 million as compared to $2.2 million for the six months ended January 31, 2011. The increase in net cash used in operating activities in the 2012 period over the 2011 period of approximately $1.4 million was primarily attributed to the increase in the net loss of $1.9 million and a $0.1 million increase in operating assets and liabilities which primarily relate to accounts receivable, inventory, accounts payable and accrued liabilities offset by an increase in non-cash adjustments in the 2012 period over the 2011 period of $0.6 million.

Net cash used in investing activities was approximately $1.7 million compared to cash provided by investing activities of $2.3 million in the year ago period, a decrease of $4.0 million. The decrease is primarily due to net maturities of short term investments in US Government instruments of $3.0 million in the 2011 period as compared to $0 million in the 2012 period and the use of cash for an earn-out payment of approximately $1.1 million in the 2012 period in connection with a prior acquisition.

Net cash used in financing activities in 2012 was $0.07 million. There were no financing activities in 2011.

Despite the challenging global economic environment and impacts of healthcare reform regulations affecting providers and plan sponsors and the funding of research, the Company believes that its current cash and short-term investment level is sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, the Company believes on a longer term basis, in the event additional capital is required, it has the ability to raise funds through equity offerings, secure asset-based borrowings, or other sources of funds.

See our Form 10-K for the fiscal year ended July 31, 2011 for Forward Looking Cautionary Statements and Risk Factors.

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

The following are tables of the Clinical Labs segment’s net revenues and percentages by revenue category for the three months ended January 31, 2012 and 2011:

	Three months ended January 31, 2012		Three months ended January 31, 2011

Revenue category
Medicare	$3,028	22%	$2,845	23%
Third-party payer	7,115	50	5,703	46
Patient self-pay	2,719	19	2,512	21
HMO’s	1,261	9	1,218	10

Total	$14,123	100%	$12,278	100%

	Six months ended January 31, 2012		Six months ended January 31, 2011

Revenue category
Medicare	$6,047	21%	$5,624	23%
Third-party payer	14,058	50	11,327	46
Patient self-pay	5,634	20	5,201	21
HMO’s	2,571	9	2,516	10

Total	$28,310	100%	$24,668	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 21% and 22% of the Clinical Labs net revenues for the three months ended January 31, 2012 and 2011, respectively, and 21% and 22% for the six months ended January 31, 2012 and 2011, respectively. Another provider, whose programs are included in the Third-party payer category represented 13% and 9% of Clinical Labs net revenues for the three months ended January 31, 2012 and 2011, respectively, and 13% and 7% for the six months ended January 31, 2012 and 2011, respectively.

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

During the three months ended January 31, 2012 and 2011, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 84.6% and 84.1%, respectively, of gross billings. During the six months ended January 31, 2012 and 2011, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 84.6% and 83.9%. The Company believes the negative impact on revenues from the decline in reimbursement rates or the shift to managed care, other primary third party payers, or similar arrangements may be offset by the positive impact of the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $1.8 million and $1.5 million for the six months ended January 31, 2012 and 2011, respectively, and a change in the net accounts receivable of approximately $0.5 million as of January 31, 2012.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At January 31, 2012 and July 31, 2011, approximately 55% and 51%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which $2.2 million or 36% and $2.5 million or 33% represents foreign receivables as of January 31, 2012 and July 31, 2011 respectively, includes royalty receivables of $1.3 million and $2.0 million, as of January 31, 2012 and July 31, 2011, respectively, from Qiagen (Note 11).

Net accounts receivable

Billing category	As of January 31, 2012		As of July 31, 2011

Clinical Labs
Medicare	$1,180	16%	$1,434	19%
Third party payers	3,177	43	3,087	40
Patient self-pay	2,725	37	2,865	37
HMO’s	290	4	314	4

Total Clinical Labs	7,372	100%	7,700	100%

Total Life Sciences	6,032		7,545

Total accounts receivable	$13,404		$15,245

Changes in the Company’s allowance for doubtful accounts are as follows:

	Six months ended January 31, 2012	Twelve months ended July 31, 2011

Beginning balance	$3,488	$2,839
Provision for doubtful accounts	2,455	4,431
Write-offs, net	(2,281)	(3,782)

Ending balance	$3,662	$3,488

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

During the six months ended January 31, 2012 and 2011, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of January 31, 2012	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%

1-30 days	$27,359	55%	$4,716	58%	$14,123	52%	$4,882	47%	$3,638	87%
31-60 days	6,739	14%	760	9%	3,888	14%	2,019	19%	72	2%
61-90 days	5,990	12%	589	7%	3,053	12%	2,240	21%	108	3%
91-120 days	4,315	9%	548	7%	2,385	9%	1,230	13%	152	3%
121-150 days	2,058	3%	370	5%	1,614	6%	—	0%	74	2%
Greater than 150 days*	3,259	7%	1,147	14%	1,954	7%	48	0%	110	3%

Totals	$49,720	100%	$8,130	100%	$27,017	100%	$10,419	100%	$4,154	100%

As of July 31, 2011	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$29,880	60%	5,843	60%	13,851	56%	6,173	55%	4,013	95%
31-60 days	7,012	14%	791	8%	3,441	14%	2,687	24%	93	2%
61-90 days	4,029	8%	566	6%	2,522	10%	890	8%	51	1%
91-120 days	3,826	8%	917	9%	1,819	7%	1,046	9%	44	1%
121-150 days	2,085	4%	375	4%	1,385	6%	288	3%	37	1%
Greater than 150 days*	3,050	6%	1,234	13%	1,717	7%	94	1%	5	0%

Totals	$49,882	100%	9,726	100%	24,735	100%	11,178	100%	4,243	100%

*	Total includes $958 fully reserved over 210 days as of January 31, 2012.

**	Total includes $800 fully reserved over 210 days as of July 31, 2011.

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

Accrual for Self-funded Medical

Accruals for self-funded medical insurance are determined based on a number of assumptions and factors, including historical payment trends, claims history and current estimates. These estimated liabilities are not discounted. If actual trends differ from these estimates, the financial results could be impacted. As of January 31, 2012, the Company has established a reserve of $0.2 million, which is included in accrued liabilities, for claims that have been reported but not paid and for claims incurred but not reported.

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

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income”, which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income”, which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes.

The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The Company does not believe the adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will have a material impact on its consolidated financial position or future operating results.

In July 2011, the FASB issued ASU No. 2011-07 Health Care Entities (Topic 954) - Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. This update was issued to provide greater transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, causing difficulty for outside users of financial statements to make accurate comparisons and analyses of financial statements among entities. ASU No. 2011-07 requires certain healthcare entities to change the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts. This update is not designed and will not change the net income reported by healthcare entities. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect that this update will have any material impact on its consolidated financial statements. The Company is currently evaluating if the update will have any impact on the presentation of its statement of operations.

In September 2011, the FASB issued ASU No. 2011-08: Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment. The update simplifies how a company tests goodwill for impairment by allowing both public and nonpublic entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not anticipate that the adoption of this update will have a material impact on its consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at January 31, 2012, our assets and liabilities would increase or decrease by $1.9 million and $0.8 million, respectively, and our net sales and net (loss) or earnings would increase or decrease by $1.6 million and $0.0 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign currency losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at January 31, 2012, our pre-tax earnings would be favorably or unfavorably impacted by approximately $0.4 million, on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid short term money market funds and short term investments in U.S. Treasury bills. Changes in interest rates may affect the investment income we earn on money market funds and short term investments and therefore affect our cash flows and results of operations. As of January 31, 2012, we were exposed to interest rate change market risk with respect to our money market accounts and short term investments totaling $13.0 million. The money market accounts and short-term investments yield or bear interest rates ranging from 0% to 0.05%. As of January 31, 2012, based on the investments held, it is determined we have no material interest rate risk.

As of January 31, 2012, we have fixed interest rate financing on transportation and equipment leases.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: March 12, 2012	by:	/s/ Barry Weiner

President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director