Form 10-Q
period 2012-04-30
ENZO BIOCHEM INC
filed 2012-06-11
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

Yes ☐ No ☒

As of June 1, 2012 the Registrant had approximately 38,927,700 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
April 30, 2012

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	April 30, 2012 (unaudited)	July 31, 2011 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$5,247	$14,161
Short term investments	10,000	10,000
Accounts receivable, net of allowances	13,891	15,245
Inventories	9,396	9,260
Prepaid expenses	2,338	2,733

Total current assets	40,872	51,399

Property, plant and equipment, net	9,184	10,335
Goodwill	26,684	27,373
Intangible assets, net	18,349	19,985
Other	434	382

Total assets	$95,523	$109,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$7,204	$7,858
Accrued liabilities	8,626	8,188
Other current liabilities	495	1,683

Total current liabilities	16,325	17,729

Deferred taxes	2,688	2,934
Other	101	96

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 39,141,353 at April 30, 2012 and 39,045,837 at July 31, 2011	391	390
Additional paid-in capital	303,764	305,833
Less treasury stock at cost: 216,556 shares at April 30, 2012 and 450,014 at July 31, 2011	(3,074)	(6,387)
Accumulated deficit	(227,040)	(214,914)
Accumulated other comprehensive income	2,368	3,793

Total stockholders’ equity	76,409	88,715

Total liabilities and stockholders’ equity	$95,523	$109,474

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011

Revenues:
Clinical laboratory services	$15,242	$13,809	$43,552	$38,477
Product revenues	9,574	10,935	28,819	31,356
Royalty and license fee income	1,133	1,083	4,302	5,380

Total revenues	25,949	25,827	76,673	75,213

Operating expenses:
Cost of clinical laboratory services	9,204	8,268	26,728	23,333
Cost of product revenues	4,689	5,195	14,511	15,708
Research and development	1,588	2,053	4,916	5,831
Selling, general, and administrative	11,854	10,877	35,727	33,450
Provision for uncollectible accounts receivable	1,193	1,005	3,648	3,037
Legal	943	695	2,835	2,767

Total operating expenses	29,471	28,093	88,365	84,126

Operating loss	(3,522)	(2,266)	(11,692)	(8,913)

Other income (expense):
Interest	(18)	2	(6)	10
Other	15	71	94	147
Foreign currency gain (loss)	80	191	(243)	135

Loss before income taxes	(3,445)	(2,002)	(11,847)	(8,621)
Benefit (provision) for income taxes	34	(108)	(279)	(316)

Net loss	$(3,411)	$(2,110)	$(12,126)	$(8,937)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.05)	$(0.31)	$(0.23)

Weighted average common shares outstanding:
Basic and diluted	38,825	38,478	38,676	38,279

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Nine months ended April 30, 2012
(UNAUDITED)
(Dollars In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive Loss

Balance at July 31, 2011	39,045,837	450,014	$390	$305,833	$(6,387)	$(214,914)	$3,793	$88,715
Net loss for the period ended April 30, 2012	—	—	—	—	—	(12,126)	—	(12,126)	$(12,126)
Vesting of restricted stock	95,516	—	1	—	—	—	—	1	—
Stock based compensation charges	—	—	—	595	—	—	—	595	—
Issuance of treasury stock for employee 401(k) plan match	—	(233,458)	—	(2,664)	3,313	—	—	649	—
Foreign currency translation adjustments	—	—	—	—	—	—	(1,425)	(1,425)	(1,425)

Comprehensive loss									$(13,551)

Balance at April 30, 2012	39,141,353	216,556	$391	$303,764	$(3,074)	$(227,040)	$2,368	$76,409

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended April 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(12,126)	$(8,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	2,155	2,133
Amortization of intangible assets	1,131	1,138
Provision for uncollectible accounts receivable	3,648	3,037
Income tax benefit	(89)	(126)
Share based compensation charges	595	870
Share based 401(k) employer match expense	453	500
Deferred revenue recognized	—	(38)
Foreign currency transaction loss (gain)	148	(183)

Changes in operating assets and liabilities:
Accounts receivable	(2,398)	(3,697)
Inventories	(260)	(660)
Prepaid expenses	379	215
Accounts payable – trade	(713)	736
Accrued liabilities	609	(178)
Other current liabilities	(14)	23
Other liabilities	86	1

Total adjustments	5,730	3,771

Net cash used in operating activities	(6,396)	(5,166)

Cash flows from investing activities:
Purchases of short term investments	(30,000)	(136,837)
Maturities of short term investments	30,000	143,836
Capital expenditures	(979)	(1,021)
Security deposits and other	(52)	(105)
Earn-out payment	(1,150)	—

Net cash (used in) provided by investing activities	(2,181)	5,873

Cash flows from financing activities:
Installment loan payments	(105)	—

Net cash used in financing activities	(105)	—

Effect of exchange rate changes on cash and cash equivalents	(232)	243

(Decrease) increase in cash and cash equivalents	(8,914)	950
Cash and cash equivalents - beginning of period	14,161	8,759

Cash and cash equivalents - end of period	$5,247	$9,709

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2012
and for the three and nine months ended
April 30, 2012 and 2011
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of April 30, 2012, the consolidated statement of stockholders’ equity and comprehensive income (loss) for the nine months ended April 30, 2012, the consolidated statements of cash flows for the nine months ended April 30, 2012 and 2011, and the consolidated statements of operations for the three and nine months ended April 30, 2012 and 2011, are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2011 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. This amendment was effective prospectively for the Company’s interim reporting period ended April 30, 2012.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (ASU No. 2011-12), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning with the first quarter of the Company’s fiscal year beginning on August 1, 2012 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2011, the FASB issued ASU No. 2011-07 “Health Care Entities (Topic 954) - Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”. This update was issued to provide greater transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, causing difficulty for users of financial statements to make accurate comparisons and analyses of financial statements among entities. ASU No. 2011-07 requires certain healthcare entities to change the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts. This update is not designed to change and will not change the net income reported by healthcare entities. This update is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company will adopt this update in the fiscal year beginning August 1, 2012. The Company is currently evaluating the impact the update will have on the presentation of its financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Testing Goodwill for Impairment” (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year beginning August 1, 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

Note 2 – Short-term Investments

At April 30, 2012 and July 31, 2011, the Company’s short-term investments, whose fair value approximates cost, are in U.S. Treasury bills, which are purchased at discounts with remaining maturities of under ninety days.

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

At April 30, 2012 and July 31, 2011 the Company’s short-term investments are classified as Level 1 assets.

Note 3 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for the three and nine months ended April 30, 2012 and 2011 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive. Accordingly, basic and diluted net loss per share is the same during these periods.

The following table summarizes the potential number of shares issued from exercise of “in the money” stock options, net of shares repurchased with the option exercise proceeds and potential shares from restricted stock awards, which are excluded from the computation of diluted net loss per share.

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011

Potential net shares, issued from exercise of “in the money” employee and director stock options and restricted stock awards, excluded from diluted net loss per share calculation	31,000	—	55,000	—

The following table summarizes the number of “out of the money” options excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011

“Out of the money” employee and director stock options	776,000	840,000	779,000	997,000

Note 4 – Share-based compensation

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011

Cost of clinical laboratory services	$3	$2	$8	$8
Research and development	1	6	4	16
Selling, general and administrative	164	216	583	846

	$168	$224	$595	$870

No excess tax benefits were recognized during the nine month periods ended April 30, 2012 and 2011.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the nine month period ended April 30, 2012 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at July 31, 2011	785,124	$14.53	$—

Exercised	—	—
Cancelled	(9,549)	$17.67

Outstanding and exercisable at end of period	775,575	$14.49	$—

As of April 30, 2012, there were no unvested stock options.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the nine months ended April 30, 2012 is as follows:

	Awards	Weighted Average Award Price

Unvested at July 31, 2011	311,952	$4.84
Awarded	140,143	$2.53
Vested	(95,516)	$5.61
Forfeited	(8,250)	$4.41

Unvested at end of period	348,329	$3.71

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of April 30, 2012, there was approximately $0.8 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of one and a half years.

The total number of shares available for grant as equity awards is approximately 2,678,000 as of April 30, 2012.

Note 5 – Supplemental disclosure for statement of cash flows

Supplemental information with respect to the Company’s consolidated statements of cash flows is as follows:

	Nine months ended April 30,
	2012	2011

Taxes paid – net	$62	$104

Note 6 – Comprehensive loss and Accumulated Other Comprehensive Income

During the three months ended April 30, 2012 and 2011, total comprehensive loss was approximately $3.3 million and $1.1 million, respectively. During the nine months ended April 30, 2012 and 2011, total comprehensive loss was approximately $13.6 million and $6.9 million, respectively. At April 30, 2012 and July 31, 2011, the accumulated other comprehensive income relates to foreign currency translation adjustments.

Note 7- Inventories

Inventories consist of the following:

	April 30, 2012	July 31, 2011

Raw materials	$1,172	$1,063
Work in process	2,966	2,517
Finished products	5,258	5,680

	$9,396	$9,260

Note 8 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows:

	Enzo Life Sciences	Enzo Clinical Labs	Total

Balance August 1, 2011	$19,921	$7,452	$27,373
Foreign currency translation	(689)	—	(689)

Balance April 30, 2012	$19,232	$7,452	$26,684

Intangible assets, all of which are included in the Life Sciences segment, consist of the following:

	April 30, 2012			July 31, 2011

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(10,372)	$655	$11,027	$(10,278)	$749
Customer relationships	12,530	(4,191)	8,339	12,789	(3,472)	9,317
Website and acquired content	1,035	(855)	180	1,063	(748)	315
Licensed technology and other	493	(281)	212	649	(355)	294
Indefinitely-lived intangible assets:
Trademarks	8,963	—	8,963	9,310	—	9,310

Total	$34,048	$(15,699)	$18,349	$34,838	$(14,853)	$19,985

At April 30, 2012, the weighted average useful life of finite-lived intangible assets was approximately eight years.

For financial reporting purposes, useful lives for intangibles acquired through acquisitions in the Life Sciences segment have been assigned as follows:

Customer relationships	5-15 years
Trademarks	Indefinite
Other intangibles	4-5 years

Note 9 – Accrued Liabilities and Other Current Liabilities

At April 30, 2012 and July 31, 2011, accrued liabilities consist of:

	April 30, 2012	July 31, 2011

Legal	$1,377	$610
Payroll, benefits, and commissions	3,579	4,286
Professional fees	976	782
Research and development	696	709
Other	1,998	1,801

	$8,626	$8,188

Other current liabilities consist of the following as of:

	April 30, 2012	July 31, 2011

Liability for purchase price consideration (see Note 13)	$—	$1,150
Deferred revenue	385	396
Other	110	137

	$495	$1,683

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate benefit (provision) for the three months ended April 30, 2012 was a benefit of 1.0% compared to a provision of (5.4%) during the three months ended April 30, 2011. The tax benefit (provision) for the periods were based on state and local taxes and domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles. The Company’s effective tax rate (provision) for the nine months ended April 30, 2012 was (2.4%) compared to (3.7%) during the nine months ended April 30, 2011. The tax provision for the periods were based on state and local taxes and domestic and foreign tax for tax deductible goodwill and indefinite lived intangibles.

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

The Company files a consolidated Federal income tax return. The Company files combined returns with California, Michigan and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2009 through fiscal 2011.

Note 11 – Royalty and licensing income

The Company has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the three months ended April 30, 2012 and 2011, the Company recorded royalty income under the Agreement of approximately $1.1 million. During the nine months ended April 30, 2012 and 2011, the Company recorded royalty income under the Agreement of approximately $4.3 million and $4.8 million, respectively.

On April 27, 2007 (the “Effective Date”) Enzo Life Sciences, Inc. (“Life Sciences”) and Abbott Molecular Inc. (“Abbott”) entered into a 5 year agreement, covering the supply of certain of Enzo Life Sciences products to Abbott for use in their product line. The parties also entered into a limited non-exclusive royalty bearing cross-licensing agreement (“Licensing Agreement”) for various patents. The Licensing Agreement requires each party to pay royalties, as defined through the lives of the related non-expired patents. During the nine months ended April 30, 2011, the Company recorded royalty income of $0.5 million under the Licensing Agreement. In January 2011, Abbott notified the Company that they have made a final royalty payment because they are unaware of any non-expired patents.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2012

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$15,242	—	—	—	$15,242
Product revenues	—	$9,574	—	—	9,574
Royalty and license fee income	—	1,133	—	—	1,133

	15,242	10,707	—	—	25,949

Operating expenses:
Cost of clinical laboratory services	9,204	—	—	—	9,204
Cost of product revenues	—	4,689	—	—	4,689
Research and development	109	940	$539	—	1,588
Selling, general and administrative	5,301	4,369	—	$2,184	11,854
Provision for uncollectible accounts receivable	1,153	40	—	—	1,193
Legal	102	27	—	814	943

Total operating expenses	15,869	10,065	539	2,998	29,471

Operating income (loss)	(627)	642	(539)	(2,998)	(3,522)

Other income (expense)
Interest	(2)	(16)	—	—	(18)
Other	9	—	—	6	15
Foreign currency gain	—	80	—	—	80

Income (loss) before income taxes	$(620)	$706	$(539)	$(2,992)	$(3,445)

Depreciation and amortization included above	$275	$710	$11	$31	$1,027

Share-based compensation included in above:
Cost of clinical laboratory services	$3	—	—	—	$3
Research and development	—	$1	—	—	1
Selling, general and administrative	16	10	—	$138	164

Total	$19	$11	—	$138	$168

Capital expenditures	$264	$177	$—	$—	$441

Three months ended April 30, 2011

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$13,809	—	—	—	$13,809
Product revenues	—	$10,935	—	—	10,935
Royalty and license fee income	—	1,083	—	—	1,083

	13,809	12,018			25,827

Operating expenses:
Cost of clinical laboratory services	8,268	—	—	—	8,268
Cost of product revenues	—	5,195	—	—	5,195
Research and development	—	1,544	$509	—	2,053
Selling, general and administrative	4,526	4,280	—	$2,071	10,877
Provision for uncollectible accounts receivable	1,005	—	—	—	1,005
Legal	79	109	—	507	695

Total operating expenses	13,878	11,128	509	2,578	28,093

Operating income (loss)	(69)	890	(509)	(2,578)	(2,266)

Other income (expense)
Interest	(1)	(1)	—	4	2
Other	7	(8)	—	72	71
Foreign currency gain	—	191	—	—	191

Income (loss) before income taxes	$(63)	$1,072	$(509)	$(2,502)	$(2,002)

Depreciation and amortization included above	$256	$810	$11	$32	$1,109

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	$6	—	—	6
Selling, general and administrative	18	25	—	$173	216

Total	$20	$31	—	$173	$224

Capital expenditures	$340	$108	—	$—	$448

The following financial information represents the operating results of the reportable segments of the Company:

Nine months ended April 30, 2012

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$43,552	—	—	—	$43,552
Product revenues	—	$28,819	—	—	28,819
Royalty and license fee income	—	4,302	—	—	4,302

	43,552	33,121	—	—	76,673

Operating expenses:
Cost of clinical laboratory services	26,728	—	—	—	26,728
Cost of product revenues	—	14,511	—	—	14,511
Research and development	224	3,125	$1,567	—	4,916
Selling, general and administrative	15,322	13,824	—	$6,581	35,727
Provision for uncollectible accounts receivable	3,571	77	—	—	3,648
Legal	214	529	—	2,092	2,835

Total operating expenses	46,059	32,066	1,567	8,673	88,365

Operating Income (loss)	(2,507)	1,055	(1,567)	(8,673)	(11,692)

Other income (expense)
Interest	(3)	(3)	—	—	(6)
Other	33	42	—	19	94
Foreign currency loss	—	(243)	—	—	(243)

Income (loss) before income taxes	$(2,477)	$851	$(1,567)	$(8,654)	$(11,847)

Depreciation and amortization included above	$810	$2,350	$33	$93	$3,286

Share-based compensation included in above:
Cost of clinical laboratory services	$8	—	—	—	8
Research and development	—	$4	—	—	$4
Selling, general and administrative	41	51	—	$491	583

Total	$49	$55	—	$491	$595

Capital expenditures	$695	$284	$—	$—	$979

Nine months ended April 30, 2011

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$38,477	—	—	—	$38,477
Product revenues	—	$31,356	—	—	31,356
Royalty and license fee income	—	5,380	—	—	5,380

	38,477	$36,736	—	—	75,213

Operating expenses:
Cost of clinical laboratory services	23,333	—	—	—	23,333
Cost of product revenues	—	15,708	—	—	15,708
Research and development	—	4,301	$1,530	—	5,831
Selling, general and administrative	13,618	12,833	—	$6,999	33,450
Provision for uncollectible accounts receivable	3,037	—	—	—	3,037
Legal	241	303	—	2,223	2,767

Total operating expenses	40,229	33,145	1,530	9,222	84,126

Operating income (loss)	(1,752)	3,591	(1,530)	(9,222)	(8,913)

Other income (expense)
Interest	(4)	(2)	—	16	10
Other	17	(4)	—	134	147
Foreign currency gain	—	135	—	—	135

Income (loss) before income taxes	$(1,739)	$3,720	$(1,530)	$(9,072)	$(8,621)

Depreciation and amortization included above	$748	$2,391	$35	$97	$3,271

Share-based compensation included in above:
Cost of clinical laboratory services	$8	$—	—	—	$8
Research and development	—	16	—	—	16
Selling, general and administrative	51	71	—	$724	846

Total	$59	$87	—	$724	$870

Capital expenditures	$717	$304	—	$—	$1,021

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

Enzo Life Sciences manufactures, develops and markets functional biology and cellular biochemistry products and tools to life sciences, pharmaceutical and clinical research customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences, Inc. is a recognized leader in labeling and detection technologies across research and diagnostic markets. Our portfolio of proteins, antibodies, peptides, small molecules, labeling probes, dyes and kits provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. We are internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of approximately 9,000 of our own products and in addition distribute over 30,000 products made by over 40 other original manufacturers.

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

Results of Operations
Three months ended April 30, 2012 as compared to April 30, 2011

Comparative Financial Data for the Three Months Ended April 30,

	2012	2011	Increase (Decrease)	% Change

Revenues:
Clinical laboratory services	$15,242	$13,809	$1,433	10%
Product revenues	9,574	10,935	(1,361)	(12)
Royalty and license fee income	1,133	1,083	50	5

Total revenues	25,949	25,827	122	—

Operating expenses:
Cost of clinical laboratory services	9,204	8,268	936	11
Cost of product revenues	4,689	5,195	(506)	(10)
Research and development	1,588	2,053	(465)	(23)
Selling, general, and administrative	11,854	10,877	977	9
Provision for uncollectible accounts receivable	1,193	1,005	188	19
Legal	943	695	248	36

Total operating expenses	29,471	28,093	1,378	5

Operating loss	(3,522)	(2,266)	(1,256)	55

Other income (expense):
Interest	(18)	2	(20)	—
Other	15	71	(56)	(79)
Foreign currency gain	80	191	(111)	(58)

Loss before income taxes	$(3,445)	$(2,002)	$(1,443)	72

Consolidated Results:

The “2012 period” and the “2011 period” refer to the three months ended April 30, 2012 and 2011, respectively.

Clinical laboratory services revenues during the 2012 period were $15.2 million compared to $13.8 million in the 2011 period. The 2012 period’s increase over the 2011 period was $1.4 million or 10% due to organic growth.

Product revenues decreased by $1.4 million or 12% in the 2012 period to $9.6 million as compared to the 2011 period. During the period we experienced a decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in academia.

Royalty and license fee income during the 2012 and 2011 periods was $1.1 million. Royalties were earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2012 period was $9.2 million as compared to $8.3 million in the 2011 period, an increase of $0.9 million or 11%. The Company incurred increased costs due to higher reagent costs and supplies of $0.3 million, higher laboratory personnel costs of $0.3 million, higher outside reference lab costs of $0.1 million and other lab support costs of $0.2 million, all attributed to the increased service volume. In the 2012 period the gross profit margin was 40% which is comparable to the 2011 period.

The cost of product revenues during the 2012 period was $4.7 million compared to $5.2 million in the 2011 period, a decrease of $0.5 million or 10%. The decrease is attributed to lower product revenue volume and the impact of product mix.

Research and development expenses were approximately $1.6 million during the 2012 period, compared to $2.1 million in the 2011 period, a decrease of $0.5 million or 23%. The decrease was principally attributed to lower costs of $0.6 million at the Enzo Life Sciences segment due to lower payroll and related costs of $0.3 million and overhead costs of $0.3 million. In connection with molecular and esoteric test development at Clinical Labs research and development costs increased $0.1 million. The clinical trial and related activities at the Therapeutics segment was comparable to the 2011 period.

The Company’s selling, general and administrative expenses were approximately $11.9 million during the 2012 period and $10.9 million during the 2011 period, an increase of $1.0 million. The Clinical Lab segment selling general and administrative increased by $0.8 million primarily due to an increase in sales commissions of $0.1 million, an increase in other sales support expenses of $0.4 million, including among others, rent and repairs and maintenance for patient collection centers, supplies, phones and billing support, principally related to the increased revenue volume and the remaining $0.3 million in other administrative costs and increase in salaries and related costs. The Enzo Life Sciences segment selling, general and administrative increased by $0.1 million due to a greater focus on marketing with increases in salaries, travel and marketing materials of $0.3 million partially offset by lower general and administrative compensation of $0.2 million. The Other selling general and administrative increased by $0.1 million, primarily due to an increase of $0.2 million in compensation and related expenses offset by a decrease in other costs of $0.1 million.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $1.2 million for the 2012 period as compared to $1.0 million in the 2011 period, an increase of $0.2 million due to the increase in service volume. As a percentage of revenues the provision for uncollectible accounts receivable increased to 7.6% from 7.3% in the 2011 period.

Legal expense was $0.9 million during the 2012 period compared to $0.7 million in the 2011 period, an increase of $0.2 million due to overall increases in legal services in the 2012 period for general matters and litigation related matters.

During the 2012 period, the gain on foreign currency transactions was $0.1 million compared to $0.2 million in the 2011 period. The gains in both periods were due to the strengthening of foreign currencies relative to the US dollar.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $0.6 million for the 2012 period as compared to a loss of $0.1 million in the 2011 period, an increase of $0.5 million resulting from increased operating costs partially offset by increased service volume. The revenue from laboratory services increased in the 2012 period by $1.4 million or 10% due to organic growth. The 2012 period gross profit of $6.0 million increased over the 2011 period by $0.5 million or 9% due to an increase in service revenues offset by increases in cost of lab services. Selling, general and administrative expense increased by approximately $0.8 million primarily due to increases in sales commissions directly the result of increased service revenues and other costs associated with the increased volume. The provision for uncollectible accounts receivables increased by $0.1 million as compared to the 2011 period due to the increase in service volume and as a percentage of revenues increased to 7.6% from 7.3% in the 2011 period.

Life Sciences

The Life Sciences segment’s income before taxes was $0.7 million for the 2012 period as compared to $1.1 million for the 2011 period. The segment’s gross profit was $6.0 million in the 2012 period, as compared $6.8 million in the 2011 period. Gross profit was negatively impacted by the decline in product revenues, partially offset by product mix and lower headcount from cost containment. Product revenues decreased by $1.4 million or 12% in the 2012 period primarily due to declines in sales of certain distributed products for certain customer types and declines in resale products due to market softness in academia. Royalty and license fee income of $1.1 million was comparable to the 2011 period and is from the reported sales of Qiagen products subject to a license agreement. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, decreased by approximately $0.6 million during the 2012 period primarily due to reduced research and development expenses. Due to the slight strengthening of foreign currencies during the 2012 period as compared to the 2011 period, the foreign currency gain decreased $0.1 million in the 2012 period.

Therapeutics

Therapeutics loss before income taxes was approximately $0.5 million for the 2012 and 2011 periods.

Other

The Other loss before taxes for the 2012 period was approximately $3.0 million as compared to $2.5 million for the 2011 period, an increase of $0.5 million. In the 2012 period legal expenses increased by $0.3 million due to overall increases in general legal services and litigation related matters and general and administrative costs increased due to increased compensation and related costs of $0.1 million.

Results of Operations
Nine months ended April 30, 2012 as compared to April 30, 2011

Comparative Financial Data for the Nine Months Ended April 30,

	2012	2011	Increase (Decrease)	% Change

Revenues:
Clinical laboratory services	$43,552	$38,477	$5,075	13%
Product revenues	28,819	31,356	(2,537)	(8)
Royalty and license fee income	4,302	5,380	(1,078)	(20)

Total revenues	76,673	75,213	1,460	2

Operating expenses:
Cost of clinical laboratory services	26,728	23,333	3,395	15
Cost of product revenues	14,511	15,708	(1,197)	(8)
Research and development	4,916	5,831	(915)	(16)
Selling, general, and administrative	35,727	33,450	2,277	7
Provision for uncollectible accounts receivable	3,648	3,037	611	20
Legal	2,835	2,767	68	2

Total operating expenses	88,365	84,126	4,239	5

Operating loss	(11,692)	(8,913)	(2,779)	31

Other income (expense):
Interest	(6)	10	(16)	(160)
Other	94	147	(53)	(36)
Foreign currency (loss) gain	(243)	135	(378)	(280)

Loss before income taxes	$(11,847)	$(8,621)	$(3,226)	37

Consolidated Results:

The “2012 period” and the “2011 period” refer to the nine months ended April 30, 2012 and 2011, respectively.

Clinical laboratory service revenues during the 2012 period were $43.6 million compared to $38.5 million in the 2011 period. The 2012 period’s increase over the 2011 period was $5.1 million or 13% due to organic growth.

Product revenues decreased by $2.5 million or 8% in the 2012 period to $28.8 million as compared to the 2011 period due to a decline in organic sales. During the period we experienced a decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in academia.

Royalty and license fee income during the 2012 period was $4.3 million compared to $5.4 million in the 2011 period, a decrease of $1.1 million or 20%. Royalties were earned from the reported sales of Qiagen products subject to a license agreement. During the 2012 period the Qiagen royalties decreased by $0.6 million as compared to the 2011 period, to $4.3 million as a result of lower reported sales from Qiagen. The 2012 period decrease is also due to Abbott’s notification in the 2011 period that they had made a final payment under a license agreement, which aggregated $0.5 million, since they were not aware of any non-expired patents covered under the license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2012 period was $26.7 million as compared to $23.3 million in the 2011 period, an increase of $3.4 million or 15%. The Company incurred increased costs in the 2012 period due to higher reagent costs and supplies of $1.2 million, higher laboratory personnel costs and related costs of $1.0 million, higher outside reference lab costs of $0.8 million and other lab costs of $0.4 million, all attributed to the increased service volume. In the 2012 period the gross profit margin was 39% which is comparable to the 2011 period.

The cost of product revenues during the 2012 period was $14.5 million compared to $15.7 million in the 2011 period, a decrease of $1.2 million or 8%. The decrease is primarily due to lower revenues and decreases to costs attributed to product mix.

Research and development expenses were approximately $4.9 million during the 2012 period, compared to $5.8 million in the 2011 period, a decrease of $0.9 million or 16%. The decrease was attributed to lower costs of $1.2 million at Enzo Life Sciences principally due to lower payroll of $0.6 million, overhead costs of $0.2 million due to integration of facilities, lower patent related costs of $0.2 million and other decreases of $0.2 million. Research and development for the Clinical Labs segment, which commenced in the 2012 period, was $0.2 million. The clinical trial and related activities at the Therapeutics segment was comparable to the 2011 period.

Selling, general and administrative expenses were approximately $35.7 million during the 2012 period as compared to $33.4 million in the 2011 period, an increase of $2.3 million or 7%. The Clinical Lab segment’s selling general and administrative increased by $1.7 million primarily due to an increase in sales commissions of $0.4 million, an increase in other expenses of $1.3 million, including among others payroll and related benefits, rent and repairs and maintenance for patient collection centers, stationery, phones, and billing support, all related to the increased revenue volume. The Enzo Life Sciences segment selling general and administrative increased by $1.0 million due to a $0.7 million increase in compensation costs for existing personnel and for new hires of senior level marketing personnel in the latter half of fiscal 2011, an increase in amortization of intangibles, travel and consulting of approximating $0.3 million, and other costs of $0.2 million, partially offset by a decrease of $0.2 million in compensation costs for administrative personnel due to headcount reduction. The Other selling general and administrative decreased by $0.4 million, primarily due to decreases of $0.3 million in compensation and related costs relating to the transition from the discretionary bonus program to the non-equity incentive compensation plan implemented in January 2011 and lower restricted stock costs and other costs of $0.1 million partially offset by increased professional fees of $0.1 million.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment was $3.6 million for the 2012 period as compared to $3.0 million in the 2011 period, an increase of $0.6 million due to the increase in service volume. As a percentage of revenues the provision for uncollectible accounts approximated 8% in both periods.

Legal expense was $2.8 million during the 2012 and 2011 periods relating to general legal services and litigation related matters.

During the 2012 period, the loss on foreign currency transactions was $0.2 million compared to income of $0.1 million in the 2011 period. The loss in the 2012 period was due to the weakening of foreign currencies during the period relative to the US dollar.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $2.5 million for the 2012 period as compared to a loss of $1.7 million in the 2011 period, an increase of $0.8 million. The revenue from laboratory services increased in the 2012 period by $5.1 million or 13% due to organic growth. The 2012 period gross profit of $16.8 million increased over the 2011 period by $1.7 million or 11% due to increases in service revenues and cost of lab services. Selling, general and administrative expense increased by approximately $1.7 million primarily due to increases in sales commissions directly the result of increased service revenues and other costs associated with the increased volume. The provision for uncollectible accounts receivables increased by $0.5 million as compared to the 2011 period due to the increase in service volume but as a percentage of revenues was approximately 8% in both the 2012 and 2011 periods. Research and development, which commenced in the 2012 period, was $0.2 million.

Life Sciences

The Life Sciences segment’s income before taxes was $0.9 million for the 2012 period as compared to $3.7 million for the 2011 period. Product revenues decreased by $2.5 million or 8% in the 2012 period primarily due to a decline in sales of certain distributed products for certain customer types and declines in resale products due to market softness in academia. Further, royalty and license fee income decreased by $1.1 million in the 2012 period attributed to a decrease in royalties of $0.6 million from the reported sales of Qiagen products subject to a license agreement, as previously discussed, and in addition, no royalty payments were received under the Abbott license agreement after the first quarter of the 2011 period. The segment’s gross profit of $18.6 million in the 2012 period, as compared $21.0 million in the 2011 period, was negatively impacted by the previously discussed changes in revenues, partially offset by a decrease in cost of product revenues. The segment’s gross profit percentage was 56.2% in the 2012 period versus 57.2% in the 2011 period. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, increased by approximately $0.1 million during the 2012 period primarily due to higher compensation to existing personnel and for new hires of senior level marketing personnel in the latter half of fiscal 2011 and higher legal costs related to litigation matters, offset by reduced administrative and research and development personnel expenses.

Therapeutics

The Therapeutics segment’s loss before income taxes was approximately $1.5 million for the 2012 and 2011 periods.

Other

The Other loss before taxes for the 2012 period was approximately $8.7 million compared to $9.1 million in the 2011 period, a decrease of $0.4 million. In the 2012 period legal expenses decreased by $0.1 million due to overall decreases in legal services, payroll costs decreased by $0.3 million primarily due to the transition from a discretionary to the new non-equity incentive compensation plan and other costs decreased by $0.1 million as compared to the 2011 period, offset by an increase in professional fees of $0.1 million.

Liquidity and Capital Resources

At April 30, 2012, the Company had cash and cash equivalents of $5.2 million and short-term investments of $10.0 million, or $15.2 million in aggregate, including cash of $2.2 million in banks outside the United States as compared to cash and cash equivalents of $14.2 million and short-term investments of $10.0 million, or $24.2 million in aggregate at July 31, 2011, including cash of $1.7 million in banks outside the United States. Short-term investments are in US Government Treasury bills. The Company had working capital of $24.5 million at April 30, 2012 compared to $33.7 million at July 31, 2011. The decrease in working capital of $9.2 million was primarily the result of the net loss during the 2012 period, funding capital expenditures, and the settlement of the final earn-out under a prior acquisition offset by changes in net operating assets and liabilities.

Net cash used in operating activities for the nine months ended April 30, 2012 was approximately $6.4 million as compared to $5.2 million for the nine months ended April 30, 2011. The increase in net cash used in operating activities in the 2012 period over the 2011 period of approximately $1.2 million was primarily attributed to the increase in the net loss of $3.2 million offset by a $1.3 million change in operating assets and liabilities which primarily relate to accounts receivable, inventory, accounts payable and accrued liabilities and an increase in non-cash adjustments in the 2012 period over the 2011 period of $0.7 million.

Net cash used in investing activities was approximately $2.2 million compared to cash provided by investing activities of $5.9 million in the year ago period, a decrease of $8.1 million. The decrease is primarily due to net maturities of short term investments in US Government instruments of $7.0 million in the 2011 period as compared to $0 million in the 2012 period and the use of cash for an earn-out payment of approximately $1.1 million in the 2012 period in connection with a prior acquisition.

Net cash used in financing activities in 2012 was $0.1 million. There were no financing activities in 2011.

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

The following are tables of the Clinical Labs segment’s net revenues and percentages by revenue category for the three and nine months ended April 30, 2012 and 2011:

	Three months ended April 30, 2012		Three months ended April 30, 2011

Revenue category
Medicare	$3,292	22%	$3,237	23%
Third-party payer	7,659	50	6,375	46
Patient self-pay	2,989	20	2,966	21
HMO’s	1,302	8	1,231	10

Total	$15,242	100%	$13,809	100%

	Nine months ended April 30, 2012		Nine months ended April 30, 2011

Revenue category
Medicare	$9,340	21%	$8,862	23%
Third-party payer	21,717	50	17,699	46
Patient self-pay	8,622	20	8,167	21
HMO’s	3,873	9	3,749	10

Total	$43,552	100%	$38,477	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payer and Health Maintenance Organizations (“HMO’s”) categories represented 21% of the Clinical Labs net revenues for the three months ended April 30, 2012 and 2011, and 21% and 22% for the nine months ended April 30, 2012 and 2011, respectively. Another provider, whose programs are included in the Third-party payer category represented 13% and 12% of Clinical Labs net revenues for the three months ended April 30, 2012 and 2011, respectively, and 13% for the nine months ended April 30, 2012 and 2011.

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

During the three months ended April 30, 2012 and 2011, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 84.8% and 84.3%, respectively, of gross billings. During the nine months ended April 30, 2012 and 2011, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 84.7% and 84.1%. The Company believes the negative impact on revenues from the decline in reimbursement rates or the shift to managed care, other primary third party payers, or similar arrangements may be offset by the positive impact of the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $2.8 million and $2.4 million for the nine months ended April 30, 2012 and 2011, respectively, and a change in the net accounts receivable of approximately $0.5 million as of April 30, 2012.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At April 30, 2012 and July 31, 2011, approximately 56% and 51%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which $2.5 million or 41% and $2.5 million or 33% represents foreign receivables as of April 30, 2012 and July 31, 2011 respectively, includes royalty receivables of $1.1 million and $2.0 million, as of April 30, 2012 and July 31, 2011, respectively, from Qiagen (Note 11).

Net accounts receivable

Billing category	As of April 30, 2012		As of July 31, 2011

Clinical Labs
Medicare	$1,274	16%	$1,434	19%
Third party payers	3,544	46	3,087	40
Patient self-pay	2,606	34	2,865	37
HMO’s	321	4	314	4

Total Clinical Labs	7,745	100%	7,700	100%

Total Life Sciences	6,146		7,545

Total accounts receivable	$13,891		$15,245

Changes in the Company’s allowance for doubtful accounts are as follows:

	Nine months ended April 30, 2012	Twelve months ended July 31, 2011

Beginning balance	$3,488	$2,839
Provision for doubtful accounts	3,648	4,431
Write-offs, net	(3,704)	(3,782)

Ending balance	$3,432	$3,488

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

During the nine months ended April 30, 2012 and 2011, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of April 30, 2012	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%

1-30 days	$26,528	52%	$4,327	54%	$15,414	54%	$3,192	34%	$3,595	78%
31-60 days	8,920	18%	771	10%	4,810	17%	2,862	30%	477	10%
61-90 days	5,113	10%	536	6%	2,342	8%	2,036	21%	199	4%
91-120 days	4,333	9%	961	12%	1,893	7%	1,396	15%	83	2%
121-150 days	2,256	4%	371	5%	1,825	6%	—	0%	60	1%
Greater than 150 days*	3,397	7%	1,060	13%	2,109	8%	18	0%	210	5%

Totals	$50,547	100%	$8,026	100%	$28,393	100%	$9,504	100%	$4,624	100%

As of July 31, 2011	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$29,880	60%	5,843	60%	13,851	56%	6,173	55%	4,013	95%
31-60 days	7,012	14%	791	8%	3,441	14%	2,687	24%	93	2%
61-90 days	4,029	8%	566	6%	2,522	10%	890	8%	51	1%
91-120 days	3,826	8%	917	9%	1,819	7%	1,046	9%	44	1%
121-150 days	2,085	4%	375	4%	1,385	6%	288	3%	37	1%
Greater than 150 days**	3,050	6%	1,234	13%	1,717	7%	94	1%	5	0%

Totals	$49,882	100%	9,726	100%	24,735	100%	11,178	100%	4,243	100%

*	Total includes $664 fully reserved over 210 days as of April 30, 2012.

**	Total includes $800 fully reserved over 210 days as of July 31, 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. This amendment was effective prospectively for the Company’s interim reporting period ended April 30, 2012.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU No. 2011-05), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (OCI) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (ASU No. 2011-12), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning with the first quarter of the Company’s fiscal year beginning on August 1, 2012 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2011, the FASB issued ASU No. 2011-07 “Health Care Entities (Topic 954) - Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”. This update was issued to provide greater transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, causing difficulty for users of financial statements to make accurate comparisons and analyses of financial statements among entities. ASU No. 2011-07 requires certain healthcare entities to change the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts. This update is not designed to change and will not change the net income reported by healthcare entities. This update is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company will adopt this update in the fiscal year beginning August 1, 2012. The Company is currently evaluating the impact the update will have on the presentation of its financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Testing Goodwill for Impairment” (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year beginning August 1, 2012. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at April 30, 2012, our assets and liabilities would increase or decrease by $1.9 million and $0.8 million, respectively, and our net sales and net (loss) or earnings would increase or decrease by $1.6 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign currency losses if exchange rates fluctuate. Assuming a hypothetical aggregate change of 10% in the exchange rates of foreign currencies against the U.S. dollar at April 30, 2012, our pre-tax earnings would be favorably or unfavorably impacted by approximately $0.4 million, on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid short term money market funds and short term investments in U.S. Treasury bills. Changes in interest rates may affect the investment income we earn on money market funds and short term investments and therefore affect our cash flows and results of operations. As of April 30, 2012, we were exposed to interest rate change market risk with respect to our money market accounts and short term investments totaling $11.4 million. The money market accounts and short-term investments yield or bear interest rates ranging from 0% to 0.25%. As of April 30, 2012, based on the investments held, it is determined we have no material interest rate risk.

As of April 30, 2012, we have fixed interest rate financing on transportation and equipment leases.

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

Item 6.	Exhibits

Exhibit No.	Exhibit

31.1	Certification of Elazar Rabbani, Ph.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Barry Weiner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Elazar Rabbani, Ph.D. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Barry Weiner pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ENZO BIOCHEM, INC.

(Registrant)

Date: June 11, 2012	by:	/s/ Barry Weiner

President, Chief Financial Officer, Principal Accounting
Officer, Treasurer and Director