Form 10-K
period 2012-07-31
ENZO BIOCHEM INC
filed 2012-10-15
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $90,665,000 as of January 31, 2012

The number of shares of the Company’s common stock, $.01 par value, outstanding at October 1, 2012 was 39,278,919.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 17, 2013 are incorporated by reference into Part III of this annual report.

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

Operating Segments

We are comprised of three operating segments, of which the Therapeutics and Life Sciences segments have evolved out of our core competencies: the use of nucleic acids as informational molecules and the use of compounds for immune modulation and augmented by the acquisition of a number of related companies. Information concerning sales by geographic area and business segments for the years ended July 31, 2012, 2011 and 2010 is located in Note 15 in the Notes to Consolidated Financial Statements.

Below are brief descriptions of each of our operating segments:

Enzo Clinical Labs is a regional clinical laboratory serving the New York, New Jersey and Eastern Pennsylvania medical communities. The Company believes having clinical diagnostic services allows us to capitalize first hand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive and personalized diagnostics. Enzo Clinical Labs offers a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, and search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of over 30 patient service centers throughout New York and New Jersey, a stand-alone “stat” or rapid response laboratory in New York City and a full-service phlebotomy and in-house logistics department.

Enzo Life Sciences manufactures, develops and markets products and tools to life sciences, drug development and clinical research customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences, Inc. is a recognized leader in labeling and detection technologies across research and diagnostic markets. Our strong portfolio of proteins, antibodies, peptides, small molecules, labeling probes, dyes and kits provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. We are internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 7,500 of our own products and in addition distribute over 30,000 products made by over 40 other original manufacturers. Our strategic focus is directed to innovative high quality research reagents and kits in the primary key research areas of genomics, cellular analysis, small molecule chemistry, protein homeostasis epigenetics immunoassays and assay development.

The segment is an established source for a comprehensive panel of products to scientific experts in the fields of cancer, cardiovascular disease, neurological disorders, diabetes and obesity, endocrine disorders, infectious and autoimmune disease, hepatotoxicity and renal injury.

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

The Company’s primary sources of revenue have historically been from the clinical laboratory services provided to the healthcare community and product revenues and royalty and licensing of Life Sciences’ products utilized in life science research. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2012, 2011 and 2010 in $000’s and percentages:

Fiscal year ended July 31,	2012		2011		2010

Clinical laboratory services	$59,403	58%	$52,762	52%	$44,178	46%
Product revenues	37,722	37	41,830	41	43,111	44
Royalty and license fee income	5,958	5	7,437	7	9,793	10

Total	$103,083	100%	$102,029	100%	$97,082	100%

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

Tools for biomedical and pharmaceutical research

There is a large global demand by biomedical and pharmaceutical researchers for research and diagnostic tools that both facilitate and accelerate the generation of biological information. This demand can be met by gene and protein target based diagnostics for which a variety of formats, or tools, have been developed that enable researchers to study biological pathways. These tools can identify mutations in gene sequences and variations in gene expression levels that can lead to disease, or quantify biomarkers that provide insight to disease and potential therapeutic solutions. These techniques use instruments including DNA sequencing and genotyping instruments, microarrays, fluorescent microscopes, high content screening systems, flow cytometers and plate readers. Common among these instruments is the need for reagents that allow the identification, quantification and characterization, and interactions of specific genes or nucleic acid sequences, proteins, cells and other cellular structures and organelles.

We believe this market will continue to grow as a result of:

•

long term commitment to research spending by academic, government and private organizations to determine the function and clinical relevance of the gene sequences and proteins that have been identified by genome research

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

According to industry sources, the market for molecular diagnostic tools, assays and other products is currently more than $5 billion per year, and is acknowledged as one of the fastest growing segments in the in-vitro diagnostic industry, growing at more than twice the rate of traditional diagnostics. Contributing to this growth is, among other factors:

•	the increasing number of diagnostic tests being developed from discoveries in genome research;

•	advances in formats and other technologies that automate and accelerate gene-based diagnostic testing;

•	growing emphasis by the health care industry on early diagnosis and treatment of disease and;

•	application of gene-based diagnostics as tools to match therapies to specific patient genetics commonly referred to as pharmacogenomics or companion diagnostics.

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

Our clinical trial of Optiquel® is a direct result of such research collaboration. We acquired the rights and intellectual property to this candidate drug and technology intended for use in the treatment of autoimmune uveitis. Working with scientists and physicians in the United States and abroad, Enzo continued drug development to the stage of a clinical trial now being conducted in collaboration with the National Eye Institute of the National Institutes of Health in Washington DC.

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

Enzo Life Sciences maintains large numbers of relationships with academic and commercial groups worldwide in sourcing and commercializing high value reagents developed by leading academics.

Similarly, we seek to fully exploit the commercial value of our technology by partnering with for-profit enterprises in specific areas in order to act on opportunities that can be accretive to our efforts in accelerating our development program.

Apply our biomedical research technology to the clinical diagnostics market

We have an extensive library of probes for the detection of various diseases. We have developed a standardized testing format that can permit multiple diagnoses to be performed on the same specimen thereby potentially reducing the need for multiple physician visits to obtain additional samples.

Expand marketing and distribution infrastructure

Enzo Life Sciences has developed its sales and marketing infrastructure to more directly service its end users, while simultaneously positioning the Company for targeted product line expansion. Our acquisitions of Axxora in May 2007, Biomol International in May 2008 and Assay Designs in March 2009 expanded our global sales, marketing, manufacturing, product development and distribution infrastructure, and have now been integrated and consolidated into a single global business. Enzo Life Sciences now operates, under its own name, worldwide through wholly owned subsidiaries (in USA, Switzerland, Benelux, Germany, and the UK), a branch office in France and a network of third party distributors in most other significant markets worldwide.

Expand our collaborations with major life sciences companies

We intend to seek opportunities to secure strategic partnerships and assert our intellectual property estate with multiple market participants. Further, we will look to advance proprietary business opportunities.

The Company has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. In the license agreement, Qiagen was granted a world-wide, non-exclusive license to the Company U.S. Patent number 6,222,581, which is related to the use of a methodology called “hybrid-capture” in which certain nucleic acid probes are hybridized to target nucleic acids and then captured indirectly on a solid surface. The resulting nucleic acid hybrids are then detected by antibodies conjugated to signal-generating molecules which produce an amplified signal allowing for more sensitive detection of the resultant hybrids. This platform is one of the most desirable formats for the detection of nucleic acids in a reliable and economic manner, and has formed the basis for one of the most commonly ordered genomic-based assays. See Note 11 to the Notes to Consolidated Financial Statements.

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

We continue to test technologies we believe can serve as enabling platforms for developing medicines that genetically target and inhibit viral functions, as well as medicines that regulate the immune response. In addition to such therapeutic products, we continue to capitalize on our nucleic acid labeling, target and signal amplification, and detection technologies and intellectual property to develop diagnostic and monitoring tests for various diseases.

Expand and protect our intellectual property estate

Since our inception, we have followed a strategy of creating a broad encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During Fiscal 2012 we were issued 28 patents and expanded our patent estate in the area of nucleotides, amplification, labeling and detection, among others.

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

Amplification. In the early stages of infection, a pathogen may be present in very small amounts and consequently may be difficult to detect. Using DNA amplification, samples can be treated to cause a pathogen’s DNA to be replicated, or amplified, to detectable levels. We have developed a proprietary amplification process for multicopy production of nucleic acid, as well as proprietary techniques for amplifying the signals of our probes to further improve sensitivity. Our amplification technologies are particularly useful for the early detection of very small amounts of target DNA and, (currently), We have also have developed isothermal amplification procedures that can be performed at constant temperatures, unlike polymerase chain reaction (PCR) the most commonly used method of target nucleic acid amplification. These platform technologies could thus potentially lead to assays with advantages over PCR-based tests which require expensive heating and cooling systems or specialized heat-resistant enzymes. Moreover, our AmpiProbe™ Nucleic Acid Amplification Platform, because of the reduced amount of starting material needed for analysis, may lead to a next-generation of molecular-based diagnostics that can impart higher sensitivity at lower cost than currently available assays.

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

Further investigation into the design and control of this system has allowed our scientists and their collaborators to determine the structure of key regulatory proteins and to identify active sites that can then become targets for Enzo’s proprietary technology generating system. Our technology is capable of generating active compounds that range from orally delivered small molecules to peptides, oligonucleotides or antibodies. We have performed pioneering work on the structure and function of LRP and its ligands, developed a screening technology to identify active compounds, and have synthesized proprietary molecules capable of producing biological effects in cell-based systems and animal models of disease. Specifically, this system allows the Company to successfully:

•	generate biological, genetic, and structural information concerning LRP;

•	determine the structure of LRP docking sites of its ligands;

•	identify the functionally important residues via site-directed mutagenesis;

•	build the fine structure map and employ it as the basis for virtual screening;

•	show that compounds specifically bind to wild type LRP5, but not to mutated LRP5;

•	generate a cell-based assay capable of identifying active compounds; and;

•	synthesize proprietary molecules that are active in animal models of disease.

Through this novel, proprietary, functional screening system, we have identified small molecules capable of reversing sclerostin-mediated inhibition of Wnt signaling. Preclinical animal studies with several candidate lead compounds produced the following results:

•	significant increases in total and femoral bone density through new bone formation;

•	significant reduction in alveolar bone loss; and;

•	significant reduction in bone resorption.

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

Enzo Life Sciences – “Scientists enabling Scientists”

Enzo Life Sciences is a positioned as a leading manufacturer and supplier of high quality reagents, kits and products supplied to customers in Life Sciences Research, Clinical Research and Drug Development. With direct sales operations in US, Switzerland, Germany, UK, France and Benelux, Enzo Life Sciences also supports its 7,500 products through a global network of dedicated distributors.

Axxora.com –“The Reagents Marketplace”, Thousands of Reagents, One Marketplace

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

The products supplied by Enzo Life Sciences include small molecules, proteins, antibodies, peptides, probes, assay kits and custom services. Our comprehensive portfolio of high quality reagents and kits in key research areas are sold to scientific experts in the following fields:

Adipokines	Interferons
Antibiotics	In Vitro Toxicology
Apotosis/Cell Death	Kinases/Inhibitors
Biologically Active Peptides	Leukotrienes/Prostaglandins/Thromboxanes
Bone Metabolism	Microarray Labeling
Cancer Research	Multidrug Resistance
Cell Death	Natural Products/Antibiotics
Cell Cycle	Neuroscience
Chemokines/Cytokines	Nitric Oxide Pathway
Cytoskeletal Research	Nuclear Receptors
Dependence Receptors	Oxidative Stress
DNA Fragmentation/Damage/Repair	Protein Aggregation
DNA Regulation	Proteosome/Ubiquitin
Epigenetics	Receptors
FISH	Signal Transduction
Growth Factors/Cytokines	Stem Cell/Cell Differentiation
Hypoxia	Stress Proteins/Heat Shock Proteins
Immunology	Toxicology
Viral Signaling	TNF/TNF Receptor Superfamily
Inflammation/Innate Immunity	Transcription Factors

Enzo Life Sciences is organized to promote and market its products and brands under its own name, building on a foundation of the brands it has acquired or developed previously:

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

Enzo Life Sciences through its selective new product development programs is now entering new markets in the fields of Cellular Analysis and Protein Aggregation detection. As part of this introduction, we established new product lines to increase recognition of our products, such as the Cellestial® range of fluorescent dyes and kits, and ProteoStat® protein aggregation detection line of products. We are also launching certain products, particularly new drug development assays and immunoassay kits developed or acquired through our business collaborators.

In the Fiscal 2012 fourth quarter, in connection with the review of operations and the business strategy the Company created a branding plan that would provide more emphasis around the Enzo Life Sciences brand, which currently encompasses the acquired brands, and over a five (5) year period reduce the emphasis of the acquired brands, Alexis, Biomol International, Assay Designs and Stressgen. The Company intends to maintain the rights to the acquired brands which have long product history. The Company believes the emphasis on the Enzo Life Sciences brand will result in stronger and clearer brand awareness and allow the Company to execute the sale of higher value products and promote more products into the drug development, clinical research and diagnostic markets.

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

Osteoporosis (and certain bone disorders) and Diabetes

We have a number of compounds in preclinical development that could provide therapy for treating bone disorders including osteoporosis, bone loss, fractures, abnormalities, diseases, and other applications. These candidate compounds were identified through an innovative approach, combining structural biology, computational screening, mutational analyses and biological in vitro assays, followed by validation in animal model systems.

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

We offer a comprehensive and broad range of routine and esoteric clinical laboratory tests or procedures. These tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication levels, or search for an otherwise undiagnosed condition.

Our full service clinical laboratory in Farmingdale, New York contains an infrastructure that includes comprehensive information technology applications, logistics, client service and billing departments. Also, we have a network of over thirty strategically located patient service centers and a full service phlebotomy department. Patient service centers collect from patients the specimens as requested by physicians. We also operate a fully equipped STAT laboratory in New York City. A “STAT” lab is a laboratory that has the ability to perform certain routine tests quickly and report results to the physician immediately.

Patient specimens are delivered to our laboratory facilities primarily by our logistics department accompanied by a test requisition form. These forms, which are completed by the ordering physician, indicate the tests to be performed and demographic patient information in most instances utilizing EnzoDirect™, our proprietary computer-based ordering and results delivery system. Once the information is entered into the laboratory computer system the tests are performed on the corresponding laboratory testing instrumentation and the results are delivered primarily through an interface from the laboratory testing instrumentation or in some instances, manually into the laboratory computer system. Most routine testing is completed by early the next morning, and test results are reported to the ordering physician.

These test results are either reported electronically via our EnzoDirect™ system or delivered by our logistics department directly to the ordering physicians’ offices. Physicians who request that they be called with a particular result are so notified by our customer service personnel.

For fiscal years ended July 31, 2012, 2011 and 2010, respectively, approximately 58%, 52% and 46% of the Company’s revenues were derived from the clinical laboratory. At July 31, 2012 and 2011, respectively, approximately 55% and 51% and of the Company’s net accounts receivable were derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its third party payers that insure individuals.

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

Revenues, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2012 and 2010 were approximately 21%, 22% and 25%, respectively, of the clinical laboratory segment’s total revenue. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed.

Gross billings are based on a standard fee schedule we set for self-payers, all third party payers, including Medicare, health maintenance organizations (“HMO’s) and managed care providers. We adjust the contractual adjustment estimate quarterly, based on our evaluation of current and historical settlement experience with payers, industry reimbursement trends, and other relevant factors. The other relevant factors that affect our contractual adjustment include the monthly and quarterly review of: 1) current gross billings and receivables and reimbursement by payer, 2) current changes in third party arrangements, and 3) the growth of in-network provider arrangements and managed care plans specific to our Company. The clinical laboratory industry is characterized by a significant amount of uncollectible accounts receivable related to the inability to receive accurate and timely billing information in order to forward it on to the third party payers for reimbursement, and the inaccurate information received from the covered individual patients for unreimbursed unpaid amounts. Our provision for uncollectible accounts receivable is within historical expectations.

Other than the Medicare program, revenues from United Healthcare of New York, Inc. represented approximately 21%, 22% and 25% of the Clinical Labs segment’s net revenue for the fiscal year ended July 31, 2012, 2011 and 2010, respectively. Another third party provider represents 13% and 11% of the Clinical Labs segment’s net revenue for the fiscal year end July 31, 2012 and 2011, respectively. Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies and the Federal Medicare Program, all of which have different requirements. In both New York and New Jersey, the law prohibits the Company from billing the ordering physician. Compliance with applicable laws and regulations as well as, internal compliance policies and procedures adds further complexity to the billing process. We depend on the ordering physician to provide timely, accurate billing demographic and diagnostic coding information to us. Additional factors complicating the billing process include:

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

Missing or inaccurate information on the requisitions adds complexity to and may slow the billing process, creates backlogs of unbilled requisitions, and generally decreases the collectability and increases the aging of accounts receivable. When all issues relating to the missing or inaccurate information are not resolved in a timely manner, the related receivables are fully reserved to the allowance for doubtful accounts or allowances for contractual adjustments or written off.

We incur significant additional costs as a result of our participation in Medicare, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex and stringent federal and state regulations including those relating to coverage, billing and reimbursements. Future changes in regulations could further complicate our billing and increase our billing expenses.

These additional costs include those related to: (1) complexity added to our billing processes and change our reimbursements; (2) training and education of our employees and customers; (3) compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and advance beneficiary notices. The Centers for Medicare & Medicaid Services, or CMS (formerly the Health Care Financing Administration), establishes procedures and continuously evaluates and implements changes in the reimbursement process.

The established Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.9% for five years beginning in 2010 and also includes a productivity adjustment which reduces the Consumer Price Index (“CPI”) market basket update beginning in 2011. The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation establishes the Independent Payment Advisory Board (“IPAB”), which will be responsible, beginning in 2014, annually to submit proposals aimed at slowing Medicare cost growth while preserving quality.

If the projected growth in per capita Medicare costs exceeds a specified target level, the IPAB must submit proposals to reduce or eliminate the difference. For 2015 – 2019, the target growth rate is the average of the increases in the consumer price index and the medical consumer price index; for 2020 and thereafter, the target growth rate is the rate of increase in gross domestic product per capita plus one percent point. If it is necessary for the IPAB to submit proposals, they will automatically be implemented unless Congress enacts alternative proposals that achieve the same savings targets. We could experience a significant decrease in revenue from Medicare as a result of this legislation, which could have a material adverse effect on us.

Research and Development

Our principal research and development efforts are directed toward developing innovative new clinical research and diagnostic platforms, and selective expansion of our research product lines, given our increased manufacturing, distribution capability following the acquisitions of Axxora, Biomol International, and Assay Designs. We have developed our core research expertise in the life science field as a result of over 30 years of dedicated focus in this area. We conduct our research and other product development efforts through internal research and collaborative relationships.

In the fiscal years ended July 31, 2012, 2011 and 2010, the Company has trimmed cost in line with the business structure, and has incurred costs of approximately $6.3 million, $7.8 million and $9.7 million, respectively, for research and development activities.

Internal Research Programs

Our professional staff, including 65 with post graduate degrees, performs our internal research and development activities. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

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

For Enzo Clinical Labs, we focus our sales efforts on obtaining and retaining profitable accounts. We market the clinical laboratory services to a broad range of ordering physicians in the metro New York, New Jersey and Eastern Pennsylvania region through our direct sales force who are supported by customer service and patient service representatives. We monitor and where appropriate, we change the service levels and terminate ordering physician accounts that are not profitable. We are focusing our efforts to attract and retain clients who participate with the providers with whom we have regional contracts and are consistently looking to add higher value molecular and esoteric testing to our menu to assist sales in new account penetration as well as to improve our level of service to existing clients

Distribution Arrangements

We also distribute our life science products internationally through a network of distributors. Through these arrangements, we are able to leverage the established marketing and distribution infrastructure of these companies in certain market places.

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

At the end of fiscal 2012 we owned or licensed over 100 patents relating to products, methods and procedures resulting from our internal or sponsored research projects. There can be no assurance that patents will be issued on pending applications or that any issued patents will not be challenged (see Item 3, Legal Proceedings), or that they will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology. We also rely on our trade secrets and continuing technological innovation. We require each of our employees to sign a confidentiality agreement that prohibits the employee from disclosing any confidential information about us, including our technology or trade secrets.

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

REGULATION AFFECTING OUR BUSINESSES

Clinical Laboratory The clinical laboratory industry is subject to significant federal and state regulation, including inspections and audits by governmental agencies. Governmental authorities may impose fines or criminal penalties or take other actions to enforce laws and regulations, including revoking a clinical laboratory’s federal certification to operate a clinical laboratory. Changes in regulation may increase the costs of performing clinical laboratory tests, increase the administrative requirements of claims or decrease the amount of reimbursement. Our clinical laboratory and (where applicable) patient service centers are licensed and accredited by the appropriate federal and state agencies. CLIA (The Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988) regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal laws. Many clinical laboratories must meet other governmental standards, undergo proficiency testing, and are subject to inspection. Clinical laboratory certificates or licenses are also required by various state and local laws.

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

Under federal health care reform legislation enacted in March 2010, the annual updates for clinical laboratory services through 2015, which are based on the Consumer Price Index for All Urban Consumers (CPI-U), are reduced by a multi-factor productivity adjustment and then by 1.75 percentage points. Based on these calculations, the Medicare Fee Schedule was reduced in calendar year 2010 by 1.9%, reduced in calendar year 2011 by 1.75% and increased in calendar year 2012 by .65%. Future reductions/increases may occur depending on percentage changes in the CPI-U. (See Item 1A Risk Factors).

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

In February 1997, the OIG released a model voluntary compliance plan for laboratories. One key aspect of the model compliance plan is an emphasis on the responsibilities of laboratories to notify physicians that Medicare covers only medically necessary services. These requirements, and their likely effect on physician test ordering habits, focus on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests, which make up the majority of the Company’s business measured in terms of net revenues. Nevertheless, they potentially could affect physicians’ test ordering habits more broadly. The Company is unable to predict whether, or to what extent, these developments have had an impact or the utilization of the Company’s services.

The federal health care reform legislation adopted in March, 2010, contains provisions requiring providers to establish compliance programs as a condition of Medicare, Medicaid and State Children’s Health Insurance Program enrollment. No implementing regulations or guidance has been issued yet by the Centers for Medicare and Medicaid Services, nor have they issued any timeline for provider implementation. In addition, New York State has adopted mandatory compliance program requirements for certain specified providers, including those who directly or indirectly receive more than $500,000 annually in Medicaid payments.

The Company seeks to structure its arrangements with physicians and other customers to be in compliance with the Anti-Kickback, Stark and state laws, and to keep up-to-date on developments concerning their application by various means, including consultation with legal counsel. Although the Company does not meet the New York State threshold for mandatory compliance programs, in order to address these various Federal and state laws, the Company has nevertheless developed its own Corporate Compliance Program based upon the OIG model program. The Company’s Program focuses on establishing clear standards, training and monitoring of the Company’s billing and coding practices.

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

The electronic transaction standards regulations created guidelines for certain common health care transactions. With certain exceptions, these standards require that, when we conduct certain transactions electronically with another provider, clearinghouse or health plan, we must comply with the standards set forth in the regulations. The regulations established standard data content and format for submitting electronic claims and other administrative health transactions. Health care providers and health plans are required to use standard formats when transmitting claims, referrals, authorizations, and certain other transactions electronically. The Company believes it is in compliance with these standards.

Privacy regulations and specific requirements for the use and disclosure of protected health information (“PHI”).

We are required to maintain numerous policies and procedures in order to comply with the HIPAA privacy and security requirements. Furthermore, we need to continuously ensure that there are mechanisms to safeguard the PHI, which is used or maintained in any format (e.g. oral, written, or electronic). Failure to comply with these requirements can result in criminal and civil penalties.

The security regulations also require us to ensure the confidentiality, integrity and availability of all electronic protected health information (“EPHI”) that we create, receive, maintain, or transmit. We have some flexibility to fashion our own security measures to accomplish these goals. The security regulations strongly emphasize that we must conduct an accurate and thorough assessment of the potential risks and vulnerabilities of the confidentiality, integrity and availability of our EPHI and then document our response to the various security regulations on the basis of that assessment.

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

Manufacturing and Research Facilities

Our internal integrated laboratory and scientific efforts for our three segments take place primarily at our two adjacent facilities in Farmingdale, New York. A major part of one facility is utilized by Life Science as its global headquarters, and also for research and manufacturing with special handling capabilities and clean rooms suitable for our operations The Life Sciences segment has centered its US logistics, reagent and kit manufacturing at its facility in Ann Arbor, Michigan, and has European logistics operations in Lausen, Switzerland. We also contract with qualified third-party contractors to manufacture our products in cases where we deem it appropriate, for example, when it is not cost-effective to produce a product ourselves or where we seek to leverage the expertise of another manufacturer in a certain area.

Employees

As of July 31, 2012, we employed 467 full-time and 64 part-time employees. Of the full-time employees, 121 were engaged in research, development, manufacturing, and marketing of research products, 5 in therapeutics research, 360 in performing testing, marketing and billing our clinical laboratories services and 45 in finance, legal, administrative and executive functions. Our scientific staff, including 65 individuals with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that we have established good relationships with our employees.

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

We incurred net losses of $39.3 million, inclusive of a non-cash impairment charge of $22.4 million net of tax of $2.1 million (See Note 2), $12.9 million and $22.2 million for the fiscal years ended July 31, 2012, 2011 and 2010, respectively. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses and use cash in operations which could have an adverse effect on our business and adversely affect your investment in our Company.

We may need additional capital to fund growth, which may not be available on acceptable terms or at all, and could result in our business plan being limited and our business being harmed.

Our ability to increase revenue and improve profitability and liquidity will depend in part on our ability to grow the Enzo Life Science business with higher margin products and increase our market share and continue to grow the Enzo Clinical Lab business with new tests with higher reimbursements and increase our service volume which may require significant additional capital that may not be available to us. We may need additional financing due to future developments, changes in our business plan or failure of our current business plan to succeed, which could result from increased marketing, distribution or research and development costs. Our actual funding requirements could vary materially from our current estimates. If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all. If we issue common stock or securities convertible into common stock in the future, such issuance will result in the then-existing stockholders sustaining dilution to their relative proportion of our outstanding equity. If we fail to obtain any necessary financing on a timely basis, then our ability to execute our current business plan may be limited, and our business, liquidity and financial condition could be harmed.

Our operating results may vary from period to period.

Our operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including:

•	competitive conditions, including changes in third-party reimbursements:

•	health care reform regulations affecting providers and plan sponsors;

•	changes in reimbursement policies from third party payers

•	exchange rate fluctuations;

•	changes in tax laws, the results of tax audits or the measurement of tax uncertainties;

•	the timing of our research and development, sales and marketing expenses;

•	the introduction of new products by us or our competitors;

•	the success of identifying, acquiring and integrating businesses that complement our product offerings, add new technology or add presence in a market;

•	expenses associated with defending our intellectual property portfolio;

•	customer demand for our products due to changes in purchasing requirements and research needs;

•	general worldwide economic conditions affecting funding of research and;

•	seasonal fluctuations affected by weather and holiday periods.

Consequently, results for any interim period may not necessarily be indicative of results in subsequent periods.

A significant proportion of our sales are to academic centers, funded by government grants in our major markets globally.

Governments around the world have been reviewing long term public funding of life science research in response to the problems arising from global financial pressures. As a result, the available funds for discretionary purchases from market to market have been capped or reduced based on available National budgets. Reduced grants for researchers could impact our business, in the amount, price and type of products bought and used by customers.

A significant proportion of our sales are to customers in Pharmaceutical and Biotech companies.

Globally, pharmaceutical companies are challenging internal budgets, and the return of investment from their R&D spend. This could impact our business, in the amount, price and type of products bought and used by customers.

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

The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We will be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. Regulatory clearance or approval of any new products may not be granted by the FDA, state-wide agency or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized.

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

The Life Sciences segment continues a marketing program designed to more directly service its end users, while simultaneously promoting the Enzo Life Science brand, with reference to our acquired brands. We will continue to reach out to our customers using our direct field sales force, in house business team, the on-going enhancement of our interactive websites, continued attendance at top industry trade meetings, and publications to customers and in leading scientific journals. In addition to our direct sales, we operate worldwide through wholly-owned subsidiaries (in USA, Switzerland, Belgium, Germany, and the UK), a branch office in France and a network of third-party distributors in most other significant markets. If we are unable to successfully continue these programs, we may be unable to grow and our business could suffer.

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

Outside distributors, suppliers and contract manufacturers provide key finished goods, components and raw materials used in the sale and manufacture of our products. Our Life Sciences segment distributes product for over 40 unrelated third party manufacturers, and own brand products from large numbers of suppliers. To the extent we are unable to maintain or replace a distributor in a reasonable time period, or on commercially reasonable terms, if at all, our operations could be disrupted. Although we believe that alternative sources for components and raw materials are available, any supply interruption in a limited or sole source component or raw material would harm our ability to manufacture our products until a new source of supply is identified and qualified. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture products. We might not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all. If we fail to obtain a supplier for the components of our products, our operations could be disrupted.

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

During the fiscal 2012 fourth quarter we recorded impairments on our indefinite-lived intangibles of $5.7 million and our goodwill of $18.8 million. The aggregate non-cash charge of $24.5 million did not impact the Company’s consolidated cash flows, liquidity and capital resources (See Note 2 to the Consolidated Financial Statements). As of July 31, 2012, goodwill and other intangible assets with indefinite lives represented approximately 11% of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any.

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

Government oversight of and attention to the healthcare industry in the United States is significant and increasing. In March 2010, U.S. federal legislation was enacted to reform healthcare. The annual updates for clinical laboratory services through 2015, which are based on the Consumer Price Index for All Urban Consumers (CPI-U), are reduced by a multi-factor productivity adjustment and then by 1.75 percentage points. Based on these calculations, the Medicare Fee Schedule was reduced in calendar year 2010 by 1.9%, reduced in calendar year 2011 by 1.75% and increased in calendar year 2012 by .65%. Future reductions/increases may occur depending on percentage changes in the CPI-U. In 2012, 2011, and 2010 approximately 21%, 22% and 25% of our Clinical Lab’s segment revenues were reimbursed by Medicare under the clinical laboratory fee schedule. The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation establishes the Independent Payment Advisory Board, which will be responsible, beginning in 2014, annually to submit proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets.

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

We operate internationally primarily through wholly-owned subsidiaries located in North America and Europe. Revenues outside the United States were approximately 15% of total revenues in fiscal 2012. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including

•	future fluctuations in exchange rates;

•	complex regulatory requirements and changes in those requirements;

•	trade protection measures and import or export licensing requirements;

•	multiple jurisdictions and differing tax laws, as well as changes in those laws;

•	restrictions on our ability to repatriate investments and earnings from foreign operations;

•	changes in the political or economic conditions in a country or region, particularly in developing or emerging markets;

•	changes in shipping costs; and

•	difficulties in collecting on accounts receivable.

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

Our common stock is quoted on the New York Stock Exchange, and there has been historical volatility in the market price of our common stock. The trading price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including:

•	fluctuations in our quarterly operating and earnings per share results;

•	the gain or loss of significant contracts;

•	the carrying value of our goodwill and intangible assets;

•	loss of key personnel;

•	announcements of technological innovations or new products by us or our competitors;

•	delays in the development and introduction of new products;

•	legislative or regulatory changes;

•	general trends in the industries we operate;

•	recommendations and/or changes in estimates by equity and market research analysts;

•	biological or medical discoveries;

•	disputes and/or developments concerning intellectual property, including patents and litigation matters;

•	public concern as to the safety of new technologies;

•	sales of common stock of existing holders;

•	securities class action or other litigation;

•	developments in our relationships with current or future customers and suppliers and;

•	general economic conditions, both in the United States and worldwide.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following are the principal facilities of the Company:

Location	Primary use	Segments	Leased / owned	Square footage

Farmingdale, NY (Note1)	Clinical laboratory and research	Clinical Labs	Leased	43,000

Farmingdale, NY	Manufacturing, research, sales and administrative office	Life Sciences, Therapeutics	Owned	22,000

New York, NY (Note 2)	Corporate headquarters	Other	Leased	11,300

Lausen, Switzerland (Note 3)	Operational headquarters in Europe, including sales and distribution	Life Sciences	Leased	18,829

Ann Arbor, Michigan (Note 4)	Manufacturing, research, and distribution	Life Sciences	Leased	26,820

Note 1 – In March 2005, the Company amended and extended the lease for its Farmingdale laboratory for a period of 12 years (See Note 13 to the Consolidated Financial Statements).

Note 2 – In February 2010, the lease, which includes 4,100 square feet under a sublease rental agreement through December 31, 2013, was extended through May 2020.

Note 3 – The lease for this property was acquired in connection with the Axxora acquisition in May 2007 and was amended and extended through July 2016.

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

Item 3. Legal Proceedings

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants’ breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants’ infringement of patents covering the same. In April, 2003, the court directed that individual complaints be filed separately against each defendant. The defendants have answered the individual complaints and asserted a variety of affirmative defenses and counterclaims. On September 24, 2012, the court ruled on Defendants’ motion for summary judgment of non-infringement. The Defendants’ motion was granted in part and denied in part. The parties were further directed to submit a joint letter by October 19, 2012 setting forth each party’s respective positions on how the case should proceed on remaining issues.

          On October 28, 2003, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc. (“Affymetrix”). The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company’s proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company’s products, and that Affymetrix improperly induced collaborators and customers to use the Company’s products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix’s unauthorized use, development, manufacture, sale, distribution and transfer of the Company’s products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company’s products in violation of the terms of the agreement and the Company’s rights. Subsequent to the filing of the Complaint against Affymetrix, Inc. referenced above, on or about November 10, 2003, Affymetrix, Inc. filed its own Complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties’ agreement, that it has not infringed certain of Enzo’s Patents, and that certain of Enzo’s patents are invalid. The Affymetrix Complaint also seeks damages for alleged breach of the parties’ agreement, unfair competition, and tortuous interference, as well as certain injunction relief to prevent alleged unfair competition and tortuous interference. The Company does not believe that the Affymetrix Complaint has any merit and intends to defend vigorously. Affymetrix also moved to transfer venue of Enzo’s action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix’s subsequently filed action. On January 30, 2004, Affymetrix’s motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. On August 26, 2011, the court allowed Affymetrix to renew its motion for previous summary judgment related only to alleged non-infringement of one patent in suit. Affymetrix’s initial brief was filed on October 11, 2011, and all briefing was completed on January 13, 2012. On September 24, 2012, the court ruled on Defendants’ motion for summary judgment of non-infringement. The Defendants’ motion was granted in part and denied in part. The parties were further directed to submit a joint letter by October 19, 2012 setting forth each party’s respective positions on how the case should proceed on remaining issues.

On June 2, 2004, Roche Diagnostic GmbH and Roche Molecular Systems, Inc. (collectively “Roche”) filed suit in the U.S. District Court of the Southern District of New York against Enzo Biochem, Inc. and Enzo Life Sciences, Inc. (collectively “Enzo”). The Complaint was filed after Enzo rejected Roche’s latest cash offer to settle Enzo’s claims for, inter alia, alleged breach of contract and misappropriation of Enzo’s assets. The Complaint seeks declaratory judgment (i) of patent invalidity with respect to Enzo’s 4,994,373 patent (the “‘373 patent”), (ii) of no breach by Roche of its 1994 Distribution and Supply Agreement with Enzo (the “1994 Agreement”), (iii) that non-payment by Roche to Enzo for certain sales of Roche products does not constitute a breach of the 1994 Agreement, and (iv) that Enzo’s claims of ownership to proprietary inventions, technology and products developed by Roche are without basis. In addition, the suit claims tortious interference and unfair competition. The Company does not believe that the Complaint has merit and intends to vigorously respond to such action with appropriate affirmative defenses and counterclaims. Enzo filed an Answer and Counterclaims on November 3, 2004 alleging multiple breaches of the 1994 Agreement and related infringement of Enzo’s patents. On August 26, 2011, the court allowed Roche to renew its motion for summary judgment related only to alleged non-infringement of some of the patents in suit. Roche’s initial brief was filed on October 11, 2011, and all briefing was completed on January 13, 2012. On September 24, 2012, the court ruled on Defendants’ motion for summary judgment of non-infringement. The Defendants’ motion was granted in part and denied in part. The parties were further directed to submit a joint letter by October 19, 2012 setting forth each party’s respective positions on how the case should proceed on remaining issues.

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. The complaint alleges infringement of six patents (relating to DNA sequencing systems, labeled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. The Company’s claim for infringement of one of the four Ward patents is set for trial on October 15, 2012. The Company’s claims for infringement of the other five patents have been dismissed. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

In January 2006, three actions were filed against the Company and certain of its officers and directors by Francis Scott Hunt and others. These actions were filed by the same attorney who had previously filed a virtually identical claim against the Company and certain of its officers and directors in the Eastern District of Virginia. On June 15, 2009, the Court granted the remaining defendants’ motion for summary judgment and dismissed the complaints. The remaining Plaintiffs then filed a notice of appeal to the Second Circuit Court of Appeals. On August 30, 2011, the Second Circuit denied the appeal. The remaining Plaintiffs then moved for a rehearing and that motion was also denied. No further appeal was taken. Accordingly, the dismissal is final and the action is concluded.

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

Item 4. Mine Safety Disclosures

Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the New York Stock Exchange (Symbol: ENZ). The following table sets forth the high and low price of the Company’s common stock for the periods indicated as reported on the New York Stock Exchange.

2012 Fiscal Year (August 1, 2011 to July 31, 2012):

	High	Low

1st Quarter	$3.93	$2.05
2nd Quarter	$2.85	$1.98
3rd Quarter	$3.15	$2.13
4th Quarter	$2.80	$1.43

2011 Fiscal Year (August 1, 2010 to July 31, 2011):

	High	Low

1st Quarter	$4.62	$3.37
2nd Quarter	$5.80	$4.16
3rd Quarter	$5.09	$3.46
4th Quarter	$4.74	$3.52

As of September 30, 2012, the Company had approximately 923 stockholders of record of its common stock.

The Company has not paid a cash dividend on its common stock and intends to continue a policy of retaining earnings to finance and build its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of common stock in the foreseeable future.

Item 6. Selected Financial Data

The following table, which is derived from the audited consolidated financial statements of the Company for the fiscal years 2008 through 2012 should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	For the fiscal year ended July 31, (In thousands, except per share amounts)

Operating Results	2012	2011	2010	(1) 2009	(2) 2008

Revenues	$103,083	$102,029	$97,082	$89,572	$77,795

Impairment charges (3)	$(24,540)	—	—	—	—

Operating loss	$(40,479)	$(12,928)	$(22,058)	$(23,407)	$(14,786)

Net loss	$(39,269)	$(12,960)	$(22,233)	$(23,564)	$(10,653)

Basic and diluted net loss per common share:	$(1.01)	$(0.34)	$(0.59)	$(0.63)	$(0.29)

	July 31, (in thousands)

Financial Position	2012	2011	2010	2009	2008

Working capital	$21,412	$33,670	$42,181	$60,518	$92,392

Total assets (3)	$69,123	$109,474	$115,245	$133,128	$154,522

Stockholders’ equity (3)	$49,101	$88,715	$97,016	$116,781	$138,289

Notes to Selected Financial Data:

(1)	On March 12, 2009, Enzo Life Sciences Inc. acquired Assay Designs, Inc. (“ADI”). As such, the operating results of ADI are included in the consolidated operating results beginning March 12, 2009.

(2)

On May 8, 2008, Enzo Life Sciences Inc. acquired Biomol International, LP. (“Biomol”). As such, the operating results of Biomol are included in the consolidated operating results beginning May 8, 2008.

(3)

In the fourth quarter of fiscal 2012, the Company recorded an impairment charge on goodwill and indefinite lived intangible assets (See Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations and Note 2 to the Consolidated Financial Statements),

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Enzo Clinical Labs and Enzo Life Sciences operating units, as described below, are affected by different US and global economic conditions which are included in Item 1A, Risk Factors.

The Clinical Lab reporting unit is impacted by various risk factors, including among others, reduced reimbursements from third party payers for testing performed and from recent health care legislation. Despite the growth we have experienced there can be no assurance future growth can be achieved. The introduction of new molecular and esoteric tests is expected to increase our revenue per test and could offset impacts from the above factors. The Company anticipates improved profitability with increased service volume. Clinical Labs experienced year over year growth in fiscal 2012 of 13%.

During Fiscal 2012, the Life Science reporting unit experienced a decline in revenues of 10%. As a global provider of product and tools we were directly affected by global economic conditions that affected the funding for research and in addition we experienced a decline attributed to certain distributed products for certain customer types and the impact of reduced demand from the academia and pharmaceutical sectors. Despite the fact that we have completed a review of our business in the fiscal 2012 fourth quarter, completed the integration of acquired businesses and have reduced our product offerings to focus on selling higher margin products there is no assurance past results can be achieved.

See Recent Actions below and the Liquidity and Capital Resources section for further information on the plan to reduce cash expenditures and improve liquidity.

Recent Actions

In the fourth quarter of fiscal 2012, the Company completed a strategic review of its global operations, including its corporate office. As a result of the review the Company initiated a plan to reduce operating expenses by approximately $6.0 million in Fiscal 2013, without impacting current operations or business expansion plans at the Clinical Lab or Life Sciences reporting units. The review which was completed by September 1, 2012 included, among other items, a realignment of our workforce, final integration of the acquired businesses at Life Sciences, rationalization of low margin products, a refocus of our research and development program toward higher value diagnostic platforms and the reduction in outside consulting costs.

In connection with the annual assessment of indefinite-lived intangibles as of May 1, 2012, the Company determined the estimated fair value of trademarks, relating to the Enzo Life Sciences reporting unit, were less than their carrying value by $5.7 million primarily due to declines in projected revenues and in connection with future plans resulting from the aforementioned strategic review. As a result of this impairment, which included the change in the future branding strategy, the useful life of the trademarks were reassessed and determined to have an estimated economic life of 5 years. A non-cash impairment charge of $5.7 million, ($4.4 million net of related taxes) was recorded for the trademark impairment in the fourth quarter.

As a result of decline in the Company’s market capitalization relating to the decline in our stock price of 44% from May 1 to July 31, 2012 declining results in the fourth quarter of the Life Sciences reporting unit, and the completion of the refocusing of the Enzo Life Sciences reporting unit, the Company completed an interim impairment test as of July 31, 2012. The results of the step-two impairment analysis for the Enzo Life Sciences reporting unit as of July 31, 2012 indicated that the goodwill was fully impaired. As a result of the analysis, the Company recognized a total non-cash goodwill impairment charge of $18.8 million in the fiscal 2012 fourth quarter. The fair value of the Enzo Clinical Lab reporting unit was higher than its carrying value and a step-two analysis was not required.

The aggregate impairment charges of $24.5 million, prior to a tax benefit of $2.1 million, did not impact the Company’s consolidated cash flows, liquidity and capital resources. (See Note 2 to the Consolidated Financial Statements)

We are comprised of three operating companies that have evolved out of our core competence: the use of nucleic acids as informational molecules and the use of compounds for immune modulation. These wholly owned operating companies conduct their operations through three reportable segments. Below are brief descriptions of each of the three operating segments (see Note 15 in the Notes to Consolidated Financial Statements):

Enzo Clinical Labs is a regional clinical laboratory serving the greater New York, New Jersey and Eastern Pennsylvania medical communities. The Company believes having clinical diagnostic services allows us to capitalize firsthand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive and personalized diagnostics. We offer a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, or search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of approximately 30 patient service centers throughout greater New York, New Jersey and Eastern Pennsylvania, a standalone “stat” or rapid response laboratory in New York City, and a full-service phlebotomy and an in-house logistics department. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients.

Enzo Life Sciences manufactures, develops and markets products and tools to life sciences, drug development and clinical research customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences, Inc. is a recognized leader in labeling and detection technologies across research and diagnostic markets. Our strong portfolio of proteins, antibodies, peptides, small molecules, labeling probes, dyes and kits provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. We are internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 7,500 of our own products and in addition distribute over 30,000 products made by over 40 other original manufacturers. Our strategic focus is directed to innovative high quality research reagents and kits in the primary key research areas of genomics, cellular analysis, small molecule chemistry, protein homeostasis and epigenetics and immunoassays and assay development.

The segment is an established source for a comprehensive panel of products to scientific experts in the fields of cancer, cardiovascular disease, neurological disorders, diabetes and obesity, endocrine disorders, infectious and autoimmune disease, hepatotoxicity and renal injury.

Enzo Therapeutics is a biopharmaceutical company that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. The Company has focused its efforts on developing treatment regimens for diseases and conditions in which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 445 patents and patent applications.

The following table summarizes the sources of revenues for the fiscal years ended July 31, 2012, 2011 and 2010, (in $000’s and percentages):

Fiscal year ended July 31,
	2012		2011		2010

Clinical laboratory services	$59,403	58%	$52,762	52%	$44,178	46%
Product revenues	37,722	37	41,830	41	43,111	44
Royalty and license fee income	5,958	5	7,437	7	9,793	10

Total	$103,083	100%	$102,029	100%	$97,082	100%

Results of Operations
Fiscal year ended July 31, 2012 as compared to July 31, 2011

Comparative Financial Data for the Fiscal year Ended July 31,

	2012	2011	Increase (Decrease)	% Change

Revenues:
Clinical laboratory services	$59,403	$52,762	$6,641	13%
Product revenues	37,722	41,830	(4,108)	(10)
Royalty and license fee income	5,958	7,437	(1,479)	(20)

Total revenues	103,083	102,029	1,054	1

Operating expenses:
Cost of clinical laboratory services	36,305	31,682	4,623	15
Cost of product revenues	19,668	22,137	(2,469)	(11)
Research and development	6,293	7,806	(1,513)	(19)
Selling, general, and administrative	47,928	45,191	2,737	6
Provision for uncollectible accounts receivable	5,104	4,431	673	15
Legal	3,724	3,710	14	—
Impairment charges	24,540	—	24,540	—

Total operating expenses	143,562	114,957	28,605	25

Operating loss	(40,479)	(12,928)	(27,551)	213

Other income (expense):
Interest	21	11	10	91
Other	77	45	32	71
Foreign currency (loss) gain	(540)	49	(589)	—

Loss before income taxes	$(40,921)	$(12,823)	$(28,098)	219

Consolidated Results:

The “2012 period” and the “2011 period” refer to the Fiscal year ended July 31, 2012 and 2011, respectively.

Clinical laboratory services revenue during the 2012 period were $59.4 million compared to $52.8 million in the 2011 period. The 2012 period’s increase over the 2011 period was $6.6 million or 13% due to organic growth.

Product revenues decreased by $4.1 million or 10% in the 2012 period to $37.7 million as compared to $41.8 million in the 2011 period due to a decline in organic sales. During the 2012 period we experienced a decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products.

Royalty and license fee income during the 2012 period was $6.0 million compared to $7.5 million in the 2011 period, a decrease of $1.5 million or 20%. Royalties were primarily earned from the reported sales of Qiagen products subject to a license agreement. During the 2012 period the Qiagen royalties decreased by $0.8 million as compared to the 2011 period, to $5.9 million as a result of lower reported sales from Qiagen. The 2012 period decrease is also due to Abbott’s notification in the 2011 period that they had made a final payment under a license agreement, which aggregated $0.5 million, since they were not aware of any non-expired patents covered under the license agreement. Other royalties declined $0.1 million. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2012 period was $36.3 million as compared to $31.7 million in the 2011 period, an increase of $4.6 million or 15%. The Company incurred increased costs in the 2012 period due to higher reagent costs and supplies of $1.7 million, higher laboratory personnel costs and related costs of $1.1 million, higher outside reference lab costs of $1.1 million and other lab costs of $0.7 million, all attributed to the increased service volume and higher employee benefit costs. In the 2012 period the gross profit margin decreased to 39% from 40% in the 2011 period due to the increased costs.

The cost of product revenues during the 2012 period was $19.6 million compared to $22.1 million in the 2011 period, a decrease of $2.5 million or 11%. The decrease is primarily due to lower revenues and decreases to manufacturing costs.

Research and development expenses were approximately $6.3 million during the 2012 period, compared to $7.8 million in the 2011 period, a decrease of $1.5 million or 19%. The decrease was attributed to lower costs of $1.5 million at Enzo Life Sciences principally due to lower payroll of $0.9 million, overhead costs of $0.4 million due to integration of facilities and lower patent related costs of $0.2 million. Research and development for the Clinical Labs segment, which commenced in the 2012 period, was $0.3 million. The Therapeutics segment expense decreased by $0.3 million as compared to the 2011 period primarily due the recognition of deferred revenue from a research grant.

Selling, general and administrative expenses were approximately $48.0 million during the 2012 period as compared to $45.2 million in the 2011 period, an increase of $2.7 million or 6%. The Clinical Lab segment’s selling general and administrative increased by $2.4 million primarily due to an increase in sales commissions of $0.5 million, an increase in other expenses of $1.9 million, including among others payroll and related benefits, severance costs, rent and repairs and maintenance for patient collection centers, phones, and billing support, all related to the increased revenue volume. The Life Sciences segment selling general and administrative increased by $0.4 million due to a $0.5 million increase in compensation costs for existing personnel and for new hires of senior level marketing personnel in the latter half of fiscal 2011, and an increase in overhead costs of approximating $0.3 million, partially offset by a decrease of $0.4 million in compensation costs for administrative personnel due to headcount reduction. The Other selling general and administrative decreased by $0.1 million, primarily due to decreases in compensation and related costs and other employee benefit costs of $0.5 million offset by increases in professional fees of $0.4 million.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment, was $5.1 million for the 2012 period as compared to $4.4 million in the 2011 period primarily due to the increase in service volume. As a percentage of revenues the provision for uncollectible accounts receivable for the Clinical Labs segment approximated 8.4% in both periods.

Legal expense was $3.7 million during the 2012 and 2011 periods relating to general legal services, patent and litigation related matters.

During the 2012 period, the Company recorded pre-tax non-cash impairment charges of $24.5 million related to US and foreign goodwill and trademarks carried in the Life Sciences segment. The charges resulted in a deferred tax benefit of approximately $2.1 million, bringing the impact of the charges, net of the tax benefit, to $22.4 million (See Note 2 to the Consolidated Financial Statements).

During the 2012 period, the loss on foreign currency transactions was $0.5 million compared to income of $0.1 million in the 2011 period. The loss in the 2012 period was due to the weakening of foreign currencies relative to the US dollar and the impact that had principally on intercompany loans denominated in foreign currencies.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $3.3 million for the 2012 period as compared to a loss of $2.1 million in the 2011 period, an increase of $1.2 million. The revenue from laboratory services increased in the 2012 period by $6.6 million or 13% due to organic growth. The 2012 period gross profit of $23.1 million increased over the 2011 period by $2.0 million or 10% due to increases in service revenues and cost of lab services. Selling, general and administrative expense increased by approximately $2.4 million primarily due to increases in sales commissions directly the result of increased service revenues and other costs associated with the increased volume. The provision for uncollectible accounts receivables increased by $0.6 million as compared to the 2011 period due to the increase in service volume but as a percentage of revenues was approximately 8.4% in both the 2012 and 2011 periods. Research and development, which commenced in the 2012 period, was $0.3 million.

Life Sciences

The Life Sciences segment’s (loss) income before taxes was ($24.3) million for the 2012 period, which includes a non-cash impairment charge of $ 24.5 million related to goodwill and trademarks, as compared to income before taxes of $2.8 million for the 2011 period. Company product revenues decreased by $4.1 million or 10% in the 2012 period primarily due to a decline in sales of certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products. Further, royalty and license fee income decreased by $1.5 million in the 2012 period attributed to a decrease in royalties of $0.8 million from the reported sales of Qiagen products subject to a license agreement, as previously discussed, and in addition, no royalty payments were received under another license agreement after the first quarter of the 2011 period. The segment’s gross profit of $24.0 million in the 2012 period, as compared $27.1 million in the 2011 period, was negatively impacted by the previously discussed changes in revenues. The segment’s gross profit percentage was 55% in the 2012 and 2011 periods. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, decreased by approximately $1.2 million during the 2012 period primarily due to reduced research and development costs of $1.4 million and decreased legal cost of $0.2 million, offset by higher compensation of $0.1 million and higher overhead of $0.3 million.

Therapeutics

The Therapeutics segment’s loss before income taxes was approximately $1.7 million in the 2012 and $2.0 in 2011 period. The decline was due to the recognition of deferred revenue from a research grant of $0.4 million offset by other increases of $0.1 million.

Other

The Other loss before taxes for the 2012 period was approximately $11.7 million as compared to $11.5 million the 2011 period. In the 2012 period, legal expenses increased by $0.3 million, and general and administrative costs relating to compensation costs and other employee benefit costs decreased by $0.5 million offset by an increase in professional fees of $0.4 million.

Results of Operations

Comparative Financial Data for the Fiscal Years Ended July 31,
(in 000’s)

	2011	2010	Increase (Decrease)	% Change

Revenues:
Clinical laboratory services	$52,762	$44,178	$8,584	19
Product revenues	41,830	43,111	(1,281)	(3)
Royalty and license fee income	7,437	9,793	(2,356)	(24)

Total revenues	102,029	97,082	4,947	5

Operating expenses:
Cost of clinical laboratory services	31,682	29,570	2,112	7
Cost of product revenues	22,137	22,547	(410)	(2)
Research and development	7,806	9,704	(1,898)	(20)
Selling, general, and administrative	45,191	48,395	(3,204)	(7)
Provision for uncollectible accounts receivable	4,431	3,480	951	27
Legal	3,710	1,746	1,964	112
Litigation settlement and related legal costs	—	3,698	(3,698)	(100)

Total operating expenses	114,957	119,140	(4,183)	(4)

Operating loss	(12,928)	(22,058)	9,130	41

Other income (expense):
Interest	11	19	(8)	(42)
Other	45	44	1	2
Foreign exchange gain (loss)	49	(266)	315	118

Loss before income taxes	$(12,823)	$(22,261)	$9,438	42

Consolidated Results:

The “2011 period” and the “2010 period” refer to the fiscal year ended July 31, 2011 and 2010, respectively.

Clinical laboratory services revenue during the 2011 period were $52.8 million compared to $44.2 million in the 2010 period. The 2011 period’s increase over the 2010 period was $8.6 million or 19% due to organic growth of 11% and an increase of 8% in revenue related to a new payer contract with Empire Blue Cross of New York.

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

Liquidity and Capital Resources

At July 31, 2012, the Company had cash and cash equivalents of $15.1 million of which $2.5 million was in foreign accounts, as compared to cash and cash equivalents and short term investments of $24.2 million, of which $1.7 million was in foreign accounts at July 31, 2011. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $21.4 million at July 31, 2012 compared to $33.7 million at July 31, 2011. The decrease in working capital of $12.3 million was primarily the result of the net loss, net of non-cash impairment charges during the fiscal 2012 period, funding capital expenditures and the settlement of the final earn-out under a prior acquisition offset by changes in net operating assets and liabilities.

Net cash used in operating activities for the year ended July 31, 2012 was approximately $6.0 million as compared to $8.3 million for the year ended July 31, 2011. The decrease in net cash used in operating activities in the 2012 period over the 2011 period of approximately $2.3 million was primarily due to an increase in the net loss net of non-cash charges of $3.0 million, offset by changes in operating assets and liabilities of $5.3 million, relating primarily to increases in accounts receivable, inventory and increases in current liabilities.

Net cash provided by investing activities was approximately $7.4 million as compared to cash provided of $13.5 million in the year ago period. The decrease in 2012 of $6.1 million is primarily due to the decrease in the maturities of short-term investments over 2011 of $4.8 million, by an increase in cash used for capital expenditures in 2012 of $0.2 million and the use of cash for an earn-out payment of approximately $1.1 million in the 2012 period in connection with a prior acquisition.

Net cash used in financing activities in 2012 was $0.2 million and $0.1 million in 2011. The increase was attributed to increased installment loan payments for transportation equipment.

As previously noted, in the fourth quarter of fiscal 2012, the Company completed a review of all operating units and expects to reduce annual cash expenditures by $6.0 million in fiscal 2013 based on actions completed by September 1, 2012 which included, among other items, a realignment of our workforce, final integration of the acquired businesses at Life Sciences, rationalization of low margin products, a refocus of our research and development program toward higher value diagnostic platforms and the reduction in outside consulting costs. The Company anticipates a reduction in cash used as a result of the aforementioned actions taken. In addition, the Company anticipates, but there can be no assurance, that it will be able increase its revenue in the Life Sciences, reporting unit and that it will continue to see growth in its Clinical Lab reporting unit. Further, despite the challenging global economic environment, declining revenues in the Life Sciences reporting unit in fiscal 2012 and impacts of healthcare reform regulations affecting providers and plan sponsors and the funding of research, the Company believes that its current cash and cash equivalents level is sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances in the event additional capital is required, the Company believes it has the ability to raise funds through equity offerings, secure asset-based borrowings, or other sources of funds. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of this Form 10-K, some of which are outside our control.  Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Effect of New Accounting Pronouncements

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

In July 2011, the FASB issued ASU No. 2011-07 “Health Care Entities (Topic 954) - Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”. This update was issued to provide greater transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, causing difficulty for users of financial statements to make accurate comparisons and analyses of financial statements among entities. ASU No. 2011-07 requires certain healthcare entities to change the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts. This update is not designed to change and will not change the net income reported by healthcare entities. This update is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company will adopt this update in the fiscal year beginning August 1, 2012. The adoption of the provisions of ASU No. 2011-07 will not have a material impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Testing Goodwill for Impairment” (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year beginning August 1, 2012. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No.2011-09 “Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (ASU 2011-09), which requires additional quantitative and qualitative disclosures for employers who participate in multiemployer pension plans. ASU 2011-09 was adopted by the Company during the year ended July 31, 2012. ASU 2011-09 requires additional disclosures, but otherwise did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit’s indefinite-lived intangible asset is less than the asset’s carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit’s indefinite-lived intangible asset is more likely than not greater than the asset’s carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning August 1, 2013, however early adoption is permitted. The Company is currently evaluating the impact ASU 2012-02 will have on its consolidated financial statements.

Contractual Obligations

The Company has entered into various real estate and equipment operating leases and has employment agreements with certain executive officers. The real estate lease for the Company’s Farmingdale Clinical Lab and Research facility is with a related party. See Item 2, Properties, and Note 13 to the Consolidated Financial Statements for a further description of these various leases.

The following is a summary of future payments under the Company’s contractual obligations as of July 31, 2012:

Payments Due by Period

In 000’s	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Real estate and equipment leases	$20,155	$3,966	$7,541	$4,518	$4,130
Employment agreements	1,135	1,048	87	—	—

Total contractual cash obligations	$21,290	$5,014	$7,628	$4,518	$4,130

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Year ended July 31 2012		Year ended July 31 2011		Year ended July 31 2010

Revenue category	(In 000’s)	(in %)	(In 000’s)	(in %)	(In 000’s)	(in %)

Medicare	$12,658	21	$11,856	22	$11,158	25
Third-party payers	29,616	50	24,335	46	19,534	44
Patient self-pay	11,895	20	11,554	22	8,758	20
HMO’s	5,234	9	5,017	10	4,728	11

Total	$59,403	100%	$52,762	100%	$44,178	100%

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

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 21%, 22% and 25% of the Clinical Labs segment net revenue for the years ended July 31, 2012, 2011 and 2010 respectively. Another third party provider represents 13% and 11% of the Clinical Labs segment’s net revenue for the fiscal year end July 31, 2012 and 2011 respectively.

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

During the years ended July 31, 2012, 2011 and 2010, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 85%, 84% and 83% respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $3.8 million, $3.2 million, and $2.6 million, for the years ended July 31, 2012, 2011, and 2010, respectively, and a change in the net accounts receivable of approximately $0.5 million and $0.5 million as of July 31, 2012 and 2011, respectively.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2012 and 2011, approximately 55% and 51%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey and Eastern Pennsylvania medical communities. The Life Sciences segment’s accounts receivable, of which $2.3 million or 36% and $2.5 million or 33% represents foreign receivables as of July 31, 2012 and 2011 respectively, includes royalty receivables of $1.7 million and $2.0 million, respectively, from Qiagen Corporation.

Net accounts receivable

	July 31, 2012		July 31, 2011

Billing category	(In 000’s)	(in %)	(In 000’s)	(in %)

Clinical Labs
Medicare	$1,270	16	$1,434	19
Third party payers	3,478	45	3,087	40
Patient self-pay	2,655	35	2,865	37
HMO’s	330	4	314	4

Total Clinical Labs	7,733	100%	7,700	100%

Total Life Sciences	6,402		7,545

Total accounts receivable	$14,135		$15,245

Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	July 31, 2012	July 31, 2011

Beginning balance	$3,488	$2,839
Provision for doubtful accounts	5,104	4,431
Write-offs, net	(5,319)	(3,782)

Ending balance	$3,273	$3,488

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the years ended July 31, 2012 and 2011, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the allowance estimates, which involves judgment. The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount.

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

As of July 31, 2012	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$27,092	54%	$5,246	56%	$14,529	52%	$3,337	39%	$3,980	89%
31-60 days	8,282	17%	475	5%	4,566	17%	3,092	36%	149	3%
61-90 days	4,922	9%	964	10%	2,561	9%	1,257	15%	140	3%
91-120 days	3,758	8%	512	6%	2,124	8%	977	10%	145	3%
121-150 days	2,301	5%	515	6%	1,733	6%	—	0%	53	1%
Greater than 150 days*	3,701	7%	1,589	17%	2,072	8%	—	0%	40	1%

Totals	$50,056	100%	$9,301	100%	$27,585	100%	$8,663	100%	$4,507	100%

As of July 31, 2011	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$29,880	60%	$5,843	60%	$13,851	56%	$6,173	55%	$4,013	95%
31-60 days	7,013	14%	791	8%	3,441	14%	2,687	24%	93	2%
61-90 days	4,029	8%	566	6%	2,522	10%	890	8%	51	1%
91-120 days	3,826	8%	917	9%	1,819	7%	1,046	9%	44	1%
121-150 days	2,084	4%	375	4%	1,385	6%	288	3%	37	1%
Greater than 150 days**	3,050	6%	1,234	13%	1,717	7%	94	1%	5	0%

Totals	$49,882	100%	$9,726	100%	$24,735	100%	$11,178	100%	$4,243	100%

* Total includes $1,178 fully reserved over 210 days as of July 31, 2012.

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

Goodwill and Indefinite-Lived Intangibles

Goodwill represents the excess of the cost on an acquisition over the fair value of the net assets acquired. The Company tests goodwill and other indefinite lived intangibles for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess. In the fiscal 2012 fourth quarter the Company recorded a non-cash goodwill impairment charge relating to the Life Sciences reporting unit of $18.8 million after completing an interim impairment assessment as of July 31, 2012. The interim impairment test as of July 31, 2012 was required due to a decline in market capitalization of 44% from May 1 to July 31, 2012 and declining revenues experienced in the fourth quarter of fiscal 2012.

In connection with the annual assessment of indefinite-lived intangibles as of May 1, 2012, the Company determined the estimated fair value of trademarks, relating to the Enzo Life Sciences reporting unit, were less than their carrying value by $5.7 million primarily due to declines in projected revenues and in connection with future plans resulting from the strategic review. As a result of this impairment, which included a change in the future branding strategy, the useful life of the trademarks were reassessed and determined to have an estimated economic life of 5 years. A non-cash impairment charge of $5.7 million, ($4.4 million net of related taxes) was recorded for the trademark impairment in the fourth quarter. As a result of the reclassification of trademarks from indefinite lived to a 5 year life, annual amortization of trademarks is estimated to be $0.6 million per year.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates resulting from acquisitions with foreign locations (See Item 1A. Risk Factors and Note 2 in the Notes to Consolidated Financial Statements) that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical decline of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2012, our assets and liabilities would decrease by $1.9 million and $0.8 million, respectively, and our net sales and net earnings (loss) would decrease by $1.6 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2012, our pre-tax earnings (loss) would be unfavorably impacted by approximately $0.3 million on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid money market accounts and U.S. Treasury bills. Changes in interest rates may affect the investment income we earn on these funds which are classified as cash equivalents and therefore affect our cash flows and results of operations. As of July 31, 2012, we were exposed to interest rate change market risk with respect to our cash equivalents of $8.5 million. The cash equivalents bear interest rates ranging from 0% to 0.05%. As of July 31, 2012, based on the cash equivalents held, it is determined we have no material interest rate risk.

As of July 31, 2012, we have fixed interest rate financing on transportation and equipment leases.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report. See Item 15(a) (1) and (2)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2012. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of July 31, 2012, and that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of July 31, 2012.

Ernst & Young LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2012, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited Enzo Biochem, Inc.’s (“the Company”) internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Enzo Biochem, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enzo Biochem, Inc. as of July 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended July 31, 2012 of Enzo Biochem, Inc. and our report dated October 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 15, 2012

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2012 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2012 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2012 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2012 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 28, 2012 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements
		Consolidated Balance Sheets - July 31, 2012 and 2011
		Consolidated Statements of Operations- Years ended July 31, 2012, 2011 and 2010
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) - Years ended July 31, 2012, 2011 and 2010
		Consolidated Statements of Cash Flows - Years ended July 31, 2012, 2011 and 2010
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

101. INS** XBRL Instance Document

101. SCH** XBRL Taxonomy Extension Schema Document

101. CAL** XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF** XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB** XBRL Taxonomy Extension Label Linkbase Document

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

Notes to exhibits

*	Filed herewith

**

XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(7)	This exhibit was filed as an exhibit to the Company’s Proxy Statement of Schedule 14A filed on January 19, 2006 and is incorporated herein by reference.

(8)

This exhibit was filed as appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on November 16, 2010 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 and is incorporated herein by reference.

(10)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and is incorporated here by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K May 30, 2007 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K March 13, 2009 and is incorporated herein by reference.

(15)	This exhibit was filed with the Company’s Current Annual Report on Form 10-K for the year ended July 31, 2010 and is incorporated herein by reference.

(16)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2011 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: October 15, 2012	By:	/s/ Elazar Rabbani Ph.D.

Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani Ph.D.	October 15, 2012

Elazar Rabbani,
Chairman of Board of Directors and Secretary
(Principal Executive Officer)

By: /s/ Barry W. Weiner	October 15, 2012

Barry W. Weiner,
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

By: /s/ Stephen B. H. Kent Ph.D.	October 15, 2012

Stephen B. H. Kent, Director

By: /s/ Bernard L. Kasten MD	October 15, 2012

Bernard Kasten, Director

By: /s/ Gregory M. Bortz	October 15, 2012

Gregory M. Bortz, Director

By: /s/ Dov Perlysky	October 15, 2012

Dov Perlysky, Director

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. (the “Company”) as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended July 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enzo Biochem Inc.’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 15, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Jericho, New York
October 15, 2012

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 31, 2012	July 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$15,076	$14,161
Short term investments	—	10,000
Accounts receivable, net of allowance for doubtful accounts of $3,273 in 2012 and $3,488 in 2011	14,135	15,245
Inventories	8,800	9,260
Prepaid expenses	2,357	2,733

Total current assets	40,368	51,399

Property, plant, and equipment, net	9,116	10,335
Goodwill	7,452	27,373
Intangible assets, net	11,780	19,985
Other	407	382

Total assets	$69,123	$109,474

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$9,020	$7,858
Accrued liabilities	9,818	8,188
Other current liabilities	118	1,683

Total current liabilities	18,956	17,729

Deferred taxes	938	2,934
Other liabilities	128	96

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 39,495,475 at July 31, 2012 and 39,045,837 at July 31, 2011	395	390
Additional paid-in capital	304,358	305,833
Less treasury stock at cost: 216,556 shares at July 31, 2012 and 450,014 shares at July 31, 2011	(3,074)	(6,387)
Accumulated deficit	(254,183)	(214,914)
Accumulated other comprehensive income	1,605	3,793

Total stockholders’ equity	49,101	88,715

Total liabilities and stockholders’ equity	$69,123	$109,474

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended July 31,

	2012	2011	2010

Revenues:
Clinical laboratory services	$59,403	$52,762	$44,178
Product revenues	37,722	41,830	43,111
Royalty and license fee income	5,958	7,437	9,793

Total revenues	103,083	102,029	97,082

Operating expenses:
Cost of clinical laboratory services	36,305	31,682	29,570
Cost of product revenues	19,668	22,137	22,547
Research and development	6,293	7,806	9,704
Selling, general, and administrative	47,928	45,191	48,395
Provision for uncollectible accounts receivable	5,104	4,431	3,480
Legal	3,724	3,710	1,746
Litigation settlement and related costs	—	—	3,698
Impairment charges	24,540	—	—

Total operating expenses	143,562	114,957	119,140

Operating loss	(40,479)	(12,928)	(22,058)

Other income (expense):
Interest	21	11	19
Other	77	45	44
Foreign exchange (loss) gain	(540)	49	(266)

Loss before income taxes	(40,921)	(12,823)	(22,261)
Benefit (provision) for income taxes	1,652	(137)	28

Net loss	($39,269)	($12,960)	($22,233)

Net loss per common share:
Basic and diluted	($1.01)	($0.34)	($0.59)

Weighted average common shares outstanding:
Basic and diluted	38,798	38,357	38,001

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years ended July 31, 2012, 2011, and 2010
(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Comprehensive loss

Balance at July 31, 2009	38,589,880	735,554	$386	$306,280	($10,440)	($179,721)	$276	$116,781

Net (loss) for the year ended July 31, 2010	—	—	—	—	—	(22,233)	—	(22,233)	$(22,233)

Vesting of restricted stock	192,845	—	2	—	—	—	—	2	—
Stock based compensation charges	—	—	—	1,170	—	—	—	1,170	—
Issuance of stock for employee 401(k) plan match	—	(111,706)	—	(889)	1,586	—	—	697	—

Foreign currency translation adjustments	—	—	—	—	—	—	599	599	599

Comprehensive loss									(21,634)

Balance at July 31, 2010	38,782,725	623,848	388	306,561	(8,854)	(201,954)	875	97,016

Net (loss) for the year ended July 31, 2011	—	—	—	—	—	(12,960)	—	(12,960)	(12,960)

Vesting of restricted stock	263,112	—	2	—	—	—	—	2	—
Stock based compensation charges	—	—	—	1,049	—	—	—	1,049	—
Issuance of treasury stock for employee 401(k) plan match	—	(173,834)	—	(1,777)	2,467	—	—	690	—

Foreign currency translation adjustments	—	—	—	—	—	—	2,918	2,918	2,918

Comprehensive loss									(10,042)

Balance at July 31, 2011	39,045,837	450,014	390	305,833	(6,387)	(214,914)	3,793	88,715

Net (loss) for the year ended July 31, 2012	—	—	—	—	—	(39,269)	—	(39,269)	(39,269)
Vesting of restricted stock	174,638	—	2	—	—	—	—	2	—
Stock based compensation charges	—	—	—	719	—	—	—	719	—
Issuance of treasury stock for employee 401(k) plan match	—	(233,458)	—	(2,664)	3,313	—	—	649	—
Issuance of common stock for services	275,000	—	3	470	—	—	—	473

Foreign currency translation adjustments	—	—	—	—	—	—	(2,188)	(2,188)	(2,188)

Comprehensive loss									$(41,457)

Balance at July 31, 2012	39,495,475	216,556	$395	$304,358	$(3,074)	$(254,183)	$1,605	$49,101

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended July 31,

	2012	2011	2010

Cash flows from operating activities:
Net loss	($39,269)	($12,960)	($22,233)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	2,817	2,962	2,727
Amortization of intangible assets	1,660	1,507	1,542
Provision for uncollectible accounts receivable	5,104	4,431	3,480
Deferred income tax (benefit) provision	(1,762)	17	(45)
Share based compensation charges	719	1,049	1,170
Share based 401(k) employer match expense	649	690	1,115
Deferred revenue recognized	(400)	(38)	(450)
Foreign exchange loss (gain)	538	(131)	45
Impairment charges	24,540	—	—

Changes in operating assets and liabilities:
Accounts receivable	(4,210)	(6,537)	(3,844)
Inventories	199	(178)	681
Prepaid expenses	356	(432)	220
Accounts payable – trade	1,031	1,462	2,348
Accrued liabilities, other current liabilities and other liabilities	2,056	(168)	(220)

Total adjustments	33,297	4,634	8,769

Net cash used in operating activities	(5,972)	(8,326)	(13,464)

Cash flows from investing activities:
Capital expenditures	(1,364)	(1,223)	(3,251)
Maturities of short term investments	58,497	182,453	232,140
Purchases of short term investments	(48,497)	(167,646)	(213,643)
(Increase) decrease in security deposits and other	(25)	(45)	81
Earn-out payment	(1,150)	—	—

Net cash provided by investing activities	7,461	13,539	15,327

Cash flows from financing activities:
Installment loan payments	(154)	(68)	—

Net cash used in financing activities	(154)	(68)	—

Effect of exchange rate changes on cash and cash equivalents	(420)	257	(33)

Increase in cash and cash equivalents	915	5,402	1,830
Cash and cash equivalents - beginning of year	14,161	8,759	6,929

Cash and cash equivalents - end of year	$15,076	$14,161	$8,759

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

Note 1 - Summary of significant accounting policies

Nature of business

Enzo Biochem, Inc. (the “Company”) is an integrated life science and biotechnology company engaged in research, development, manufacturing and marketing of diagnostic and research products based on genetic engineering, biotechnology and molecular biology. These products are designed for the diagnosis of and/or screening for infectious diseases, cancers, genetic defects and other medically pertinent diagnostic information and are distributed in the United States and internationally. The Company is conducting research and development activities in the development of therapeutic products based on the Company’s technology platform of genetic modulation and immune modulation. The Company also operates a clinical laboratory that offers and provides diagnostic medical testing services in the New York, New Jersey and Eastern Pennsylvania medical communities. The Company operates in three segments (see Note 15).

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks, highly liquid money market funds, and highly liquid U.S. Government instruments with maturities of less than ninety days.

Short term investments

Short term investments are highly liquid U.S. Government instruments with maturities greater than ninety days.

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
July 31, 2012 and 2011
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

The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its third party payers that insure individuals. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

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
July 31, 2012 and 2011
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

The following tables of the Clinical Lab segment’s net revenues and revenue percentages by revenue category:

	2012		Years ended July 31, 2011		2010

Revenue category		(in %)		(in %)		(in %)

Medicare	$12,658	21	$11,856	22	$11,158	25
Third-party payers	29,616	50	24,335	46	19,534	44
Patient self-pay	11,895	20	11,554	22	8,758	20
HMO’s	5,234	9	5,017	10	4,728	11

Total	$59,403	100%	$52,762	100%	$44,178	100%

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

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 21%, 22% and 25% of the Clinical Labs segment net revenue for the years ended July 31, 2012, 2011 and 2010 respectively. Another third party provider represents 13% and 11% of the Clinical Labs segment’s net revenue for the years ended July 31, 2012 and 2011, respectively.

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

During the years ended July 31, 2012, 2011 and 2010, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 85%, 84% and 83%, respectively, of gross billings.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
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

During the years ended July 31, 2012 and 2011, the Company determined an allowance for doubtful accounts for customers whose accounts receivable have been outstanding less than 210 days and wrote off 100% of accounts receivable over 210 days, as it determined based on historical trends that those accounts were uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

The Company’s ability to collect outstanding receivables from third-party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company also assesses the current state of its billing functions in order to identify any known collection issues and to assess the impact, if any, on the allowance estimates which involves judgment. The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the correct information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount.

The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At July 31, 2012 and 2011, approximately 55% and 51%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable includes royalties receivable of $1.7 million and $2.0 million, as of July 31, 2012 and 2011, respectively, due from QIAGEN Gaithersburg Inc. (“Qiagen”) (see Note 11).

The following is a table of the Company’s net accounts receivable by segment.

	July 31, 2012		July 31, 2011

Net accounts receivable by segment		(in %)		(in %)

Clinical Labs (by billing category)
Medicare	$1,270	16	$1,434	19
Third party payers	3,478	45	3,087	40
Patient self-pay	2,655	35	2,865	37
HMO’s	330	4	314	4

Total Clinical Labs	7,733	100%	7,700	100%

Total Life Sciences	6,402		7,545

Total accounts receivable	$14,135		$15,245

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

Changes in the Company’s allowance for doubtful accounts are as follows:

	July 31, 2012	July 31, 2011

Beginning balance	$3,488	$2,839
Provision for doubtful accounts	5,104	4,431
Write-offs	(5,319)	(3,782)

Ending balance	$3,273	$3,488

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

Property, plant and equipment

Property, plant and equipment is stated at cost, and depreciated on the straight-line basis over the estimated useful lives of the various asset classes as follows: building and building improvements: 15-30 years, and laboratory machinery and equipment and office furniture and computer equipment which range from 3-10 years. Leasehold improvements are amortized over the term of the related leases or estimated useful lives of the assets, whichever is shorter.

Impairment of Long-Lived Assets

The Company reviews the recoverability of the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. The Company reviewed long-lived assets for impairment at July 31, 2012 in conjunction with the step two test performed on goodwill as part of the interim impairment testing. This test did not result in any impairment of long-lived assets. There were no impairments in 2011 or 2010.

Goodwill and Indefinite-Lived Intangibles

Goodwill represents the excess of the cost on an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite lived intangibles for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

Intangible Assets

Intangible assets (exclusive of patents), arose primarily from acquisitions, and primarily consist of customer relationships, trademarks, licenses, and website and database content. Finite-lived intangible assets are amortized according to their estimated useful lives, which range from 4 to 15 years.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
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

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in Selling, general and administrative expense, approximated $237, $235 and $375 for the years ended July 31, 2012, 2011 and 2010, respectively.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2012, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

Segment Reporting

The Company follows accounting pronouncements which establish standards for reporting information on operating segments in interim and annual financial statements. An enterprise is required to separately report information about each operating segment that engages in business activities from which the segment may earn revenues and incur expenses, whose separate operating results are regularly reviewed by the chief operating decision maker regarding allocation of resources and performance assessment and which exceed specific quantitative thresholds related to revenue and profit or loss. The Company’s operating activities are reported in three segments (see Note 15).

Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for fiscal 2012, 2011 and 2010 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive and as such is the same as basic weighted average shares outstanding. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share during the years ended July 31, 2012, 2011, and 2010 was 0, 27,000, and 51,000, respectively.

For the years ended July 31, 2012, 2011 and 2010, the effect of approximately 736,000, 785,000 and 1,132,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the years ended July 31:

	2012	2011	2010

Numerator:
Net loss	$(39,269)	$(12,960)	$(22,233)

Denominator:
Weighted-average common shares outstanding- Basic	38,798	38,357	38,001

Add: effect of dilutive stock options and restricted stock	—	—	—

Weighted-average common shares outstanding - Diluted	38,798	38,357	38,001

Net loss per share
Basic and diluted	$(1.01)	$(0.34)	$(0.59)

Share-Based Compensation

The Company records compensation expense associated with stock options and restricted stock based upon the fair value of stock based awards as measured at the grant date. The expense is recorded by amortizing the fair values on a straight line basis over the vesting period, adjusted for estimated forfeitures.

For the years ended July 31, 2012, 2011 and 2010, share-based compensation expense relating to the fair value of restricted shares and restricted stock units was approximately $719, $1,049, and $1,170, respectively (see Note 9). No excess tax benefits were recognized for the year ended July 31, 2012, 2011 and 2010.

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statement of operations for the years ended July 31:

	2012	2011	2010

Cost of clinical laboratory services	$10	$10	$12
Research and development	4	14	14
Selling, general and administrative	705	1,025	1,144

	$719	$1,049	$1,170

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

As of July 31, 2012, there was $657 of total unrecognized compensation cost related to nonvested share-based payment arrangements granted under the Company’s incentive stock plans, which will be recognized over a weighted average remaining life of approximately fifteen months.

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

In July 2011, the FASB issued ASU No. 2011-07 “Health Care Entities (Topic 954) - Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”. This update was issued to provide greater transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, causing difficulty for users of financial statements to make accurate comparisons and analyses of financial statements among entities. ASU No. 2011-07 requires certain healthcare entities to change the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts. This update is not designed to change and will not change the net income reported by healthcare entities. This update is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company will adopt this update in the fiscal year beginning August 1, 2012. The adoption of the provisions of ASU No. 2011-07 will not have a material impact on the Company’s consolidated financial position or results of operations.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Testing Goodwill for Impairment” (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment becomes effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year beginning August 1, 2012. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No.2011-09 “Compensation -Retirement Benefits - Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (ASU 2011-09), which requires additional quantitative and qualitative disclosures for employers who participate in multiemployer pension plans. ASU 2011-09 was adopted by the Company during the year ended July 31, 2012. ASU 2011-09 requires additional disclosures, but otherwise did not have a material impact on the Company’s consolidated financial position, annual results of operations or cash.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" (ASU 2012-02), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit's indefinite-lived intangible asset is less than the asset's carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit's indefinite-lived intangible asset is more likely than not greater than the asset's carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning August 1, 2013, however early adoption is permitted. The Company is currently evaluating the impact ASU 2012-02 will have on its consolidated financial statements.

Note 2 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows:

	Enzo Life Sciences	Enzo Clinical Labs	Total

August 1, 2010	$17,491	$7,452	$24,943
Additional purchase price consideration	1,150	—	1,150
Foreign currency translation	1,280	—	1,280

July 31, 2011	19,921	7,452	27,373
Foreign currency translation	(1,083)	—	(1,083)
Impairment charge	(18,838)	—	(18,838)

July 31, 2012	$—	$7,452	$7,452

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill and other indefinite lived intangibles for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The Company estimates the fair value of a reporting unit using a forward-looking discounted cash flow methodology. The assumptions included in the discounted cash flow methodology included among others; forecasted revenues based on historical and recent revenue trends, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, all of which require significant judgments by management. As of the first day of the fourth quarter of 2012, the annual assessment date, the Company’s test did not indicate impairment at any of the Company’s reporting units.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

As a result of decline in the Company's market capitalization, relating to the decline in the Company's stock price of 44% from May 1 to July 31, 2012, declining results in the fourth quarter and results from the completion of the refocusing of the Enzo Life Sciences reporting unit, the Company determined that these impairment factors required the completion of an interim impairment test as of July 31, 2012. Based upon the results of the interim impairment test as of July 31, 2012, the carrying value of the Enzo Life Sciences reporting unit was determined to be higher than its fair value and, accordingly, the Company performed a step two impairment analysis. The results of the step-two impairment analysis for the Enzo life Sciences reporting unit indicated that goodwill was fully impaired. As a result of the analysis the Company recognized a total non-cash impairment charge of $18.8 million ($18.0 net of related taxes) as of July 31, 2012. The impairment charge did not impact the Company's consolidated cash flows, liquidity, and capital resources. The fair value of the Enzo Clinical Lab reporting unit was higher than its carrying value and therefore a step-two analysis was not required.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net

August 1, 2010	$33,940	(13,572)	20,368
Amortization expense	—	(1,507)	(1,507)
Foreign currency translation	898	226	1,124

July 31, 2011	34,838	(14,853)	19,985
Amortization expense	—	(1,660)	(1,660)
Foreign currency translation	(1,232)	389	(843)
Trademark impairment charge	(5,702)	—	(5,702)

July 31, 2012	$27,904	$(16,124)	$11,780

Intangible assets consist of the following:

	July 31, 2012			July 31, 2011

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Finite-lived intangible assets:
Patents	$11,027	$(10,439)	$588	$11,027	$(10,278)	$749
Customer relationships	12,304	(4,356)	7,948	12,789	(3,472)	9,317
Website and acquired content	1,019	(874)	145	1,063	(748)	315
Licensed technology and other	485	(300)	185	649	(355)	294
Trademarks, gives effect for impairment charge and reclassification to finite-lived as of May 1, 2012	3,069	(155)	2,914	9,310	—	9,310

Total	$27,904	$(16,124)	$11,780	$34,838	$(14,853)	$19,985

At July 31, 2012 information with respect to the intangibles acquired is as follows:

	Useful life assigned	Weighted average remaining useful life

Customer relationships	8-15 years	8 years
Trademarks	5 years	5 years
Other intangibles	4-5 years	2 years

At July 31, 2012, the weighted average useful lives of amortizable intangible assets were approximately seven years.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

Estimated amortization expense related to these finite-lived intangible assets for the five succeeding fiscal years ending July 31 is as follows:

2013	$1,911
2014	1,796
2015	1,755
2016	1,729
2017	1,515

Amortization expense for the years ended July 31, 2012, 2011, and 2010 was $1,660, $1,507, and $1,542, respectively.

In connection with the annual assessment of indefinite-lived intangibles as of May 1, 2012, the Company determined the estimated fair value of trademarks, relating to the Enzo Life Science reporting unit, were less than their carrying value by $5.7 million primarily due to declines in projected revenues and in connection with future plans resulting from the aforementioned strategic review. As a result of this impairment, which included a change in the future branding strategy, the useful life of the trademarks were reassessed and determined to have an estimated economic life of 5 years. A non-cash impairment charge of $5.7 million, ($4.4 million net of related taxes) was recorded for the trademark impairment in the fourth quarter. As a result of the reclassification of trademarks from indefinite lived to a 5 year life, annual amortization of trademarks is estimated to $0.6 million per year.

The aggregate goodwill and indefinite lived-intangible impairment charge recorded in the fiscal 2012 fourth quarter was $24.5 million, ($22.4 million net of related taxes). These charges did not affect consolidated cash flows, current liquidity or capital resources.

Note 3- Supplemental disclosure for statement of cash flows

In the years ended July 31, 2012, 2011, and 2010, income taxes paid by the Company approximated $70, $107, and $186 respectively.

Note 4 – Short term investments

At July 31, 2012, the Company had no short term investments. At July 31, 2011 the Company’s short-term investments, whose fair value approximates cost, were in U.S. Treasury bills, which are purchased at discounts with remaining maturities greater than ninety days.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

Note 5 - Inventories

Inventories consisted of the following at July 31:

	2012	2011

Raw materials	$1,283	$1,063
Work in process	2,821	2,517
Finished products	4,696	5,680

	$8,800	$9,260

Note 6 – Property, plant, and equipment

At July 31, 2012 and 2011 property, plant, and equipment consist of:

	2012	2011

Building and building improvements	$4,751	$4,320
Machinery and equipment	6,760	6,916
Office furniture and computer equipment	14,879	14,551
Leasehold improvements	4,498	4,694

	30,888	30,481
Accumulated depreciation and amortization	(22,484)	(20,858)

	8,404	9,623
Land and land improvements	712	712

	$9,116	$10,335

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

Note 7 - Income taxes

The benefit (provision) for income taxes for fiscal years ended July 31 is as follows:

	2012	2011	2010

Current (provision) benefit:
Federal	$—	$8	$119
State and local	(49)	(161)	(75)
Foreign	(61)	33	(61)
Deferred (provision) benefit	1,762	(17)	45

Benefit (provision) for income taxes	$1,652	$(137)	$28

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31 are as follows:

	2012	2011

Deferred tax assets:
Federal tax carryforward losses	$29,531	$25,504
Provision for uncollectible accounts receivable	1,263	1,340
State and local tax carry forward losses	2,914	2,419
Accrued royalties	143	143
Stock compensation	450	1,218
Depreciation	445	—
Research and development and other tax credit carryforwards	795	633
Foreign tax carryforward losses	108	381
Intangibles	2,903	—
Inventory	1,630	1,515
Accrued expenses	909	736
Other, net	15	23

Deferred tax assets	41,106	33,912

Deferred tax liabilities:
Deferred patent costs	(139)	(170)
Intangibles	—	(2,983)
Depreciation	—	(27)
Prepaid expenses	(613)	(691)
Other, net	(31)	(55)

Deferred tax liabilities	(783)	(3,926)

Net deferred tax assets (liabilities) before valuation allowance	40,323	29,986
Less: valuation allowance	(41,261)	(32,920)

Net deferred tax liabilities	$(938)	$(2,934)

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

At July 31, 2012, the Company had net deferred tax liabilities of approximately $0.9 million which consists primarily of identifiable intangible assets and cumulative tax deductions in excess of book expenses recognized by foreign subsidiaries.

Net deferred tax liabilities are included in the consolidated balance sheets as of July 31 as follows:

	2012	2011

Deferred taxes:
Current	$—	$—
Non-current	938	2,934

	$938	$2,934

The Company recorded a valuation allowance during the year ended July 31, 2012 and 2011 equal to domestic and certain foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

As of July 31, 2012, the Company had U.S. federal net operating loss carryforwards of approximately $86.9 million. The U.S. federal tax loss carryforwards, if not fully utilized, expire between 2013 and 2032. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. In addition, the Company has research and development tax credit carryforwards of approximately $0.7 million which expire between 2025 and 2032. As of July 31, 2012, the Company had foreign loss carryforwards of approximately $0.4 million.

As a result of certain acquisitions approximately $1.1 million of the Company’s U.S. federal net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382 due to the ownership change. However, management does not believe that such a change would have a significant impact on the Company’s ability to utilize its tax loss carryforwards.

The components of loss before income taxes consisted of the following for the years ended July 31:

	2012	2011	2010

United States operations	$(31,817)	$(12,284)	$(19,642)
International operations	(9,104)	(539)	(2,619)

Loss before taxes	$(40,921)	$(12,823)	$(22,261)

The benefit (provision) for income taxes were at rates different from U.S. federal statutory rates for the following reasons for the years ended July 31:

	2012	2011	2010

Federal statutory rate	34.0%	34.0%	34.0%
Expenses not deductible for income tax return purposes	(0.5)	(2.3)	(1.5)
State income taxes, net of (benefit) of federal tax deduction	0.9	1.0	0.1
Change in valuation allowance	(23.2)	(34.6)	(32.3)
Impairment of goodwill	(7.1)	—	—
Reversal of tax reserve	—	0.1	0.5
Other	(0.1)	0.7	(0.7)

	4.0%	(1.1)%	0.1%

U.S. federal income taxes have not been provided on approximately $164 of undistributed earnings at the Company’s foreign subsidiaries at July 31, 2012, because it is the Company’s intent to keep the earnings reinvested. As of July 31, 2012, the Company has no liabilities for uncertain tax positions. It is the Company’s policy to record interest and penalties as a component of tax expense. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the years that remain subject to examination are years July 31, 2009 through 2011.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

Note 8 – Accrued Liabilities, Other Current Liabilities and Other Liabilities

At July 31 accrued liabilities consist of:

	2012	2011

Legal	$1,475	$610
Payroll, benefits, severance and commissions	5,125	4,286
Research and development	696	709
Professional fees	901	782
Other	1,621	1,801

	$9,818	$8,188

At July 31 other current liabilities consist of:

	2012	2011

Liability for purchase price consideration	$—	$1,150
Deferred revenue	—	396
Other	118	137

	$118	$1,683

Self-Insured Medical Plan

During Fiscal 2010, the Company began self-funding medical insurance coverage for certain of its U.S. based employees. The risk to the Company is being limited through the use of individual and aggregate stop loss insurance. As of July 31, 2012 and 2011, the Company has established a reserve of $0.4 million and $0.4 million which is included in accrued liabilities, for claims that have been reported but not paid and incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

Installment Loans

The Company has installment loans outstanding for transportation and lab equipment aggregating $0.2 million at July 31, 2012, which bear interest at interest rates ranging from 0% to 4.82% per annum, and are secured by the underlying assets. The principal payments under the installment loans are as follows: 2013 - $0.1 million, included in Other Current Liabilities, and 2014 – $0.1 million and 2015 - $0.03 million totaling $0.2 million, included in Other Liabilities.

Note 9 – Stockholders’ equity

Common stock

In June 2012, the Company issued 275,000 shares of common stock at a fair value of $0.5 million for services performed.

Treasury stock

In fiscal 2012, the Company issued 233,458 shares from treasury stock to match its employees’ 401(k) contributions. The Company recorded an expense of $649 for the match, reducing treasury stock by $3,313 for the average acquisition cost of such shares and adjusting additional paid in capital by $2,664.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

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

Incentive stock plans

The Company has an incentive stock option plan (the “1999 Plan”) and an incentive stock option and restricted stock award plan (the “2005 Plan”), under which the Company may grant options for up to 2,312,356 common shares under the 1999 Plan and options and restricted stock awards for up to 1,000,000 common shares under the 2005 Plan. On January 14, 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) which provides for the issuance of equity awards, including among others, options, restricted stock and restricted stock units for up to 3,000,000 Common Shares. No additional awards may be granted under the 1999 or 2005 Plans. The exercise price of options granted under the 2011 Plan, and consistent with other Plans, is equal to or greater than fair market value of the Common Stock on the date of grant. Unless terminated earlier by the Board of Directors the 2011 Plan will terminate at the earliest of; (a) such time as no shares of Common Stock remain available for issuance under the 2011 Plan or (b) tenth anniversary of the effective date of the 2011 Plan. Awards outstanding upon expiration of the 2011 Plan shall remain in effect until they have been exercised, terminated, or have expired. As of July 31, 2012, there were approximately 2,686,000 shares available for grant under the 2011 Plan.

Options granted pursuant to the plans may be either incentive stock options or non-statutory options. Stock options generally become exercisable at 25% per year after one year and expire ten years after the date of grant. The 2011 Plan provides for the issuance of restricted stock and restricted stock unit awards which generally vest over a two to four year period.

A summary of the information pursuant to the Company’s stock option plans for the years ended July 31, 2012, 2011, and 2010 is as follows:

	2012		2011		2010

	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price

Outstanding at beginning of year	785,124	$14.53	1,132,450	$14.30	1,191,519	$14.41
Exercised	—	$—	—	$—	—	$—
Cancelled	(48,634)	$15.05	(347,326)	$13.78	(59,069)	$16.14

Outstanding at end of year	736,490	$14.50	785,124	$14.53	1,132,450	$14.30

Exercisable at end of year	736,490	$14.50	785,124	$14.53	1,132,450	$14.30

Weighted average fair value of options granted during year		$—		$—		—

There is no aggregate intrinsic value of options both outstanding and exercisable at July 31, 2012.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

The following table summarizes information for stock options outstanding at July 31, 2012:

	Options outstanding and exercisable

Range of Exercise prices	Shares	Weighted- Average Remaining Contractual Life in years	Weighted- Average Exercise Price

$10.45-12.25	355,874.46		$11.82
$12.99-17.66	380,616	1.94	$17.01

	736,490

Restricted Stock Awards

During fiscal 2012, 2011 and 2010, the compensation committee of the Company’s board of directors approved grants of restricted stock and restricted stock unit awards (the “Awards”), respectively, to the Company’s directors, certain officers and certain employees under the 2012 and 2005 Plans. The Awards vest upon the recipient’s continued employment or director service ratably over either two, three or four years. Share-based compensation expense is based on the fair value of the award as measured on the grant date and is recorded over the vesting period on a straight-line basis. The Awards will be forfeited if the recipient ceases to be employed by or serve as a director of the Company, as defined in the Plans’ terms. The Awards settle in shares of the Company’s common stock on a one-for-one basis.

A summary of the information pursuant to the Company’s Restricted Stock Awards for the years ended July 31, 2012, 2011 and 2010 is as follows:

	2012		2011		2010

	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price

Outstanding at beginning of year	311,952	$4.84	417,578	$5.50	377,400	$6.05
Awarded	144,143	$2.51	181,643	$3.78	241,610	$5.54
Vested	(174,638)	$(4.85)	(263,112)	$5.11	(192,845)	$6.46
Forfeited	(23,874)	$(4.30)	(24,157)	$5.27	(8,587)	$9.29

Outstanding at end of year	257,583	$3.58	311,952	$4.84	417,578	$5.50

Weighted average market value of awards granted during year		$2.51		$3.78		$5.54

Note 10 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2012, 2011, and 2010, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The share-based 401(k) employer matched contribution was approximately $649, $690, and $1,115 in fiscal years 2012, 2011, and 2010, respectively.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

The Company’s Swiss operations provide a pension plan named the Enzo Life Sciences (ELS) AG Vertrag - Nr. 601013, (the “Swiss Plan”) under the Swiss government’s social security system for Swiss employees. The current required minimum contribution is 8% and minimum annual investment return is 2%. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 50% of the employee contribution. The status of the Swiss Plan, which is substantially funded as of December 31, 2011, the latest plan year end, is as follows:

As of December 31,	2011	2010	2009

Total Assets	$3,247,099	$3,080,281	$2,802,496

Accumulated Benefit Obligation	$3,224,370	$3,083,361	$2,754,853

Funded status	99.30%	100.1%	98.3%

Fiscal Year ended July 31,

Contributions	$483,000	$480,000	$408,000

The Swiss Plan’s contract expires December 31, 2014 and currently the Company has no plans to change the current funding or plan design. No events have occurred that would impact the Swiss Plan status.

Note 11 – Royalty and other income

The Company has a license agreement with Qiagen that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the years ended July 31, 2012, 2011 and 2010, the Company recorded royalty income under the agreement of approximately $5,900, $6,800 and $6,800, respectively, which is included in the Life Sciences segment.

Note 12 - Licensing and Supply Agreement

On April 27, 2007 (the “Effective Date”) Enzo Life Sciences, Inc. (“Life Sciences”) and Abbott Molecular Inc. (“Abbott”) entered into a 5 year agreement, covering the supply of certain of Enzo Life Sciences products to Abbott for use in their product line. The parties also entered into a limited non-exclusive royalty bearing cross-licensing agreement (“Licensing Agreement”) for various patents. The Licensing Agreement required each party to pay royalties, as defined through the lives of the related non-expired patents. During the years ended July 31, 2011 and 2010, the Company recorded approximately $400 and $3,000, respectively, in royalties and license fee income under the Licensing Agreement. In January 2011, Abbott notified the Company that they have made a final royalty payment because they are unaware of any non-expired patents.

Note 13 – Commitments

Leases

The Company leases equipment, office and laboratory space under several non-cancelable operating leases that expire between August 2011 and May 2020. Certain leases include renewal options and rent escalation clauses. An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for laboratory operations and certain research operations. In March 2005, the Company amended and extended the lease for another 12 years. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense, inclusive of real estate taxes, approximated $1,556, $1,509, and $1,470 during fiscal years 2012, 2011 and 2010, respectively.

Total rent expense incurred by the Company during fiscal 2012, 2011 and 2010 was approximately $4,378, $4,023, and $4,076, respectively. Minimum future annual rentals under non-cancelable operating leases, net of sublease rental income of $424 as of July 31, 2012, are as follows:

Years ended July 31,

2013	$3,966
2014	3,849
2015	3,692
2016	3,313
2017	1,205
Thereafter	4,130

$20,155

Employment Agreements

The Company has employment agreements with certain officers that are cancelable at any time but provide for severance pay in the event an officer is terminated by the Company without cause, as defined in the agreements. Unless cancelled earlier, the contracts expire through September 2013. Aggregate minimum compensation commitments, exclusive of any severance provisions as of July 31, 2012 is $1,135.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

Note 14 – Contingencies

In October 2002, the Company filed suit in the United States District Court of the Southern District of New York against Amersham plc, Amersham Biosciences, Perkin Elmer, Inc., Perkin Elmer Life Sciences, Inc., Sigma-Aldrich Corporation, Sigma Chemical Company, Inc., Molecular Probes, Inc. and Orchid Biosciences, Inc. In January 2003, the Company amended its complaint to include defendants Sigma Aldrich Co. and Sigma Aldrich, Inc. The counts set forth in the suit are for breach of contract; patent infringement; unfair competition under state law; unfair competition under federal law; tortious interference with business relations; and fraud in the inducement of contract. The complaint alleges that these counts arise out of the defendants’ breach of distributorship agreements with the Company concerning labeled nucleotide products and technology, and the defendants’ infringement of patents covering the same. In April, 2003, the court directed that individual complaints be filed separately against each defendant. The defendants have answered the individual complaints and asserted a variety of affirmative defenses and counterclaims. On September 24, 2012, the court ruled on Defendants’ motion for summary judgment of non-infringement. The Defendants’ motion was granted in part and denied in part. The parties were further directed to submit a joint letter by October 19, 2012 setting forth each party’s respective positions on how the case should proceed on remaining issues.

On October 28, 2003, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court of the Eastern District of New York against Affymetrix, Inc. (“Affymetrix”). The Complaint alleges that Affymetrix improperly transferred or distributed substantial business assets of the Company to third parties, including portions of the Company’s proprietary technology, reagent systems, detection reagents and other intellectual property. The Complaint also charges that Affymetrix failed to account for certain shortfalls in sales of the Company’s products, and that Affymetrix improperly induced collaborators and customers to use the Company’s products in unauthorized fields or otherwise in violation of the agreement. The Complaint seeks full compensation from Affymetrix to the Company for its substantial damages, in addition to injunctive and declaratory relief to prohibit, among other things, Affymetrix’s unauthorized use, development, manufacture, sale, distribution and transfer of the Company’s products, technology, and/or intellectual property, as well as to prohibit Affymetrix from inducing collaborators, joint venture partners, customers and other third parties to use the Company’s products in violation of the terms of the agreement and the Company’s rights. Subsequent to the filing of the Complaint against Affymetrix, Inc. referenced above, on or about November 10, 2003, Affymetrix, Inc. filed its own Complaint against the Company and its subsidiary, Enzo Life Sciences, Inc., in the United States District Court for the Southern District of New York, seeking among other things, declaratory relief that Affymetrix, Inc., has not breached the parties’ agreement, that it has not infringed certain of Enzo’s Patents, and that certain of Enzo’s patents are invalid. The Affymetrix Complaint also seeks damages for alleged breach of the parties’ agreement, unfair competition, and tortuous interference, as well as certain injunction relief to prevent alleged unfair competition and tortuous interference. The Company does not believe that the Affymetrix Complaint has any merit and intends to defend vigorously. Affymetrix also moved to transfer venue of Enzo’s action to the Southern District of New York, where other actions commenced by Enzo were pending as well as Affymetrix’s subsequently filed action. On January 30, 2004, Affymetrix’s motion to transfer was granted. Accordingly, the Enzo and Affymetrix actions are now both pending in the Southern District of New York. Initial pleadings have been completed and discovery has commenced. On August 26, 2011, the court allowed Affymetrix to renew its motion for previous summary judgment related only to alleged non-infringement of one patent in suit. Affymetrix’s initial brief was filed on October 11, 2011, and all briefing was completed on January 13, 2012. On September 24, 2012, the court ruled on Defendants’ motion for summary judgment of non-infringement. The Defendants’ motion was granted in part and denied in part. The parties were further directed to submit a joint letter by October 19, 2012 setting forth each party’s respective positions on how the case should proceed on remaining issues.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

On August 26, 2011, the court allowed Roche to renew its motion for summary judgment related only to alleged non-infringement of some of the patents in suit. Roche’s initial brief was filed on October 11, 2011, and all briefing was completed on January 13, 2012. On September 24, 2012, the court ruled on Defendants’ motion for summary judgment of non-infringement. The Defendants’ motion was granted in part and denied in part. The parties were further directed to submit a joint letter by October 19, 2012 setting forth each party’s respective positions on how the case should proceed on remaining issues.

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc. The complaint alleges infringement of six patents (relating to DNA sequencing systems, labeled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents.  The Company’s claim for infringement of one of the four Ward patents is set for trial on October 15, 2012. The Company’s claims for infringement of the other five patents have been dismissed.  There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

In January 2006, three actions were filed against the Company and certain of its officers and directors by Francis Scott Hunt and others. These actions were filed by the same attorney who had previously filed a virtually identical claim against the Company and certain of its officers and directors in the Eastern District of Virginia. On June 15, 2009, the Court granted the remaining defendants’ motion for summary judgment and dismissed the complaints. The remaining Plaintiffs then filed a notice of appeal to the Second Circuit Court of Appeals. On August 30, 2011, the Second Circuit denied the appeal. The remaining Plaintiffs then moved for a rehearing and that motion was also denied. No further appeal was taken.  Accordingly, the dismissal is final and the action is concluded.

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

Note 15 – Segment reporting

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2012

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$59,403	—	—	—	$59,403
Product revenues	—	$37,722	—	—	37,722
Royalty and license fee income	—	5,958	—	—	5,958

Total revenues	59,403	43,680	—	—	103,083

Operating expenses:
Cost of clinical laboratory services	36,305	—	—	—	36,305
Cost of product revenues	—	19,668	—	—	19,668
Research and development	299	4,308	$1,686	—	6,293
Selling, general and administrative	20,856	18,305	—	$8,767	47,928
Provision for uncollectible accounts receivable	4,987	117	—	—	5,104
Legal	262	536	—	2,926	3,724
Impairment charges	—	24,540	—	—	24,540

Total operating expenses	62,709	67,474	1,686	11,693	143,562

Operating loss	(3,306)	(23,794)	(1,686)	(11,693)	(40,479)

Other income (expense)
Interest	(5)	23	—	3	21
Other	28	27	—	22	77
Foreign exchange loss	—	(540)	—	—	(540)

Loss before income taxes	$(3,283)	$(24,284)	$(1,686)	$(11,668)	$(40,921)

Depreciation and amortization included above	$1,092	$3,217	$43	$125	$4,477

Share-based compensation included in above:
Cost of clinical laboratory services	$10		—	—	$10
Research and development	—	$4	—	—	4
Selling, general and administrative	49	59	—	$597	705

Total	$59	$63	—	$597	$719

Capital expenditures	$921	$443	—	$—	$1,364

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

Year ended July 31, 2011

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$52,762		—	—	$52,762
Product revenues	—	$41,830	—	—	41,830
Royalty and license fee income	—	7,437	—	—	7,437

Total revenues	52,762	49,267	—	—	102,029

Operating expenses:
Cost of clinical laboratory services	31,682	—	—	—	31,682
Cost of product revenues	—	22,137	—	—	22,137
Research and development	—	5,784	$2,022	—	7,806
Selling, general and administrative	18,426	17,855	—	$8,910	45,191
Provision for uncollectible accounts receivable	4,415	16	—	—	4,431
Legal	387	726	—	2,597	3,710

Total operating expenses	54,910	46,518	2,022	11,507	114,957

Operating (loss) income	(2,148)	2,749	(2,022)	(11,507)	(12,928)

Other income (expense)
Interest	(5)	2	—	14	11
Other	30	(3)	—	18	45
Foreign exchange gain	—	49	—	—	49

(Loss) income before income taxes	$(2,123)	$2,797	$(2,022)	$(11,475)	$(12,823)

Depreciation and amortization included above	$1,012	$3,282	$47	$128	$4,469

Share-based compensation included in above:
Cost of clinical laboratory services	$10	—	$—	—	$10
Research and development	—	$14	—	—	14
Selling, general and administrative and legal	61	84	—	$880	1,025

Total	71	98	$—	$880	$1,049

Capital expenditures	$834	$389	$—	$—	$1,223

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

Year ended July 31, 2010

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$44,178	—	—	—	44,178
Product revenues	—	$43,111	—	—	$43,111
Royalty and license fee income	—	9,793	—	—	9,793

Total revenues	44,178	52,904	—	—	97,082

Operating expenses:
Cost of clinical laboratory services	29,570		—	—	29,570
Cost of product revenues	—	22,547	—	—	22,547
Research and development	—	7,202	$2,502	—	9,704
Selling, general and administrative	18,503	19,800	—	$10,092	48,395
Provision for uncollectible accounts receivable	3,432	48	—	—	3,480
Legal	222	145	—	1,379	1,746
Litigation settlement	—	—	—	3,698	3,698

Total operating expenses	51,727	49,742	2,502	15,169	119,140

Operating (loss) income	(7,549)	3,162	(2,502)	(15,169)	(22,058)

Other income (expense)
Interest	—	(5)	—	24	19
Other	46	(8)	—	6	44
Foreign exchange loss	—	(266)	—	—	(266)

(Loss) income before income taxes	$(7,503)	$2,883	$(2,502)	$(15,139)	$(22,261)

Depreciation and amortization included above	$982	$3,110	$52	$125	$4,269

Share-based compensation included in above:
Cost of clinical laboratory services	$12		$—	—	$12
Research and development	—	$14	—	—	14
Selling, general and administrative and legal	78	114	—	$952	1,144

Total	$90	$128	$—	$952	$1,170

Capital expenditures	$1,728	$1,450	$11	$62	$3,251

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2012 and 2011
(Dollars in thousands except share data)

Geographic financial information is as follows:

Net sales to unaffiliated customers:	2012	2011	2010

United States	$87,776	$85,691	$82,873
Switzerland	6,802	8,508	7,037
United Kingdom	2,728	2,825	2,507
Other international countries	5,777	5,005	4,665

Total	$103,083	$102,029	$97,082

Long-lived assets at July 31,	2012	2011	2010

United States	$25,081	$44,028	$45,439
Switzerland	2,223	8,958	7,063
United Kingdom	618	2,857	2,944
Other international countries	426	1,850	1,723

Total	$28,348	$57,693	$57,169

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

	2012	2011	2010

United States	$28,372	$32,928	$38,695
Foreign countries	15,308	16,339	14,209

	$43,680	$49,267	$52,904

Note 16 – Summary of Selected Quarterly Financial Data (unaudited)

The following table contains statement of operations information for each quarter of the years ended July 31, 2012 and 2011. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly financial data for fiscal 2012 and 2011 is summarized as follows:

	Quarter Ended

Fiscal 2012	October 31, 2011	January 31, 2012	April 30, 2012	July 31, 2012

Total revenues	$25,753	$24,973	$25,949	$26,408
Gross profit	11,802	11,579	12,056	11,673
Loss before income taxes	(4,326)	(4,076)	(3,445)	(29,074)
Net loss	(4,494)	(4,221)	(3,411)	(27,143)
Basic and diluted loss per common share	$(0.12)	$(0.11)	$(0.09)	$(0.69)

	Quarter Ended

Fiscal 2011	October 31, 2010	January 31, 2011	April 30, 2011	July 31, 2011

Total revenues	$25,652	$23,734	$25,827	$26,816
Gross profit	13,473	10,331	12,364	12,042
Loss before income taxes	(1,060)	(5,562)	(2,002)	(4,199)
Net loss	(1,122)	(5,708)	(2,110)	(4,020)
Basic and diluted loss per common share	$(0.03)	$(0.15)	$(0.05)	$(0.11)

ENZO BIOCHEM, INC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended July 31, 2012, 2011 and 2010
(in thousands)

Year ended July 31,	Description	Balance at Beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

2012	Allowance for doubtful accounts receivable	3,488	5,104		5,319	(1)	3,273

2011	Allowance for doubtful accounts receivable	2,839	4,431		3,782	(1)	3,488

2010	Allowance for doubtful accounts receivable	4,786	3,480		5,427	(1)	2,839

2012	Deferred tax valuation allowance	32,920	8,341				41,261

2011	Deferred tax valuation allowance	28,901	4,019				32,920

2010	Deferred tax valuation allowance	21,716	7,185				28,901

(1)	Write-off of uncollectible accounts receivable.

S-1