Form 10-Q
period 2012-10-31
ENZO BIOCHEM INC
filed 2012-12-10
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

Yes ☐ No ☒

As of December 1, 2012 the Registrant had approximately 39,279,400 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
October 31, 2012

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	October 31, 2012 (unaudited)	July 31, 2012 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$13,401	$15,076
Accounts receivable, net of allowances	14,003	14,135
Inventories	8,671	8,800
Prepaid expenses	2,102	2,357

Total current assets	38,177	40,368

Property, plant and equipment, net	9,505	9,116
Goodwill	7,452	7,452
Intangible assets, net	11,420	11,780
Other	451	407

Total assets	$67,005	$69,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$7,871	$9,020
Accrued liabilities	11,700	9,818
Other current liabilities	264	118

Total current liabilities	19,835	18,956

Deferred taxes	739	938
Other liabilities	719	128

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 39,495,975 at October 31, 2012 and 39,495,475 at July 31, 2012	395	395
Additional paid-in capital	304,500	304,358
Less treasury stock at cost: 216,556 shares at October 31, 2012 and July 31, 2012	(3,074)	(3,074)
Accumulated deficit	(257,874)	(254,183)
Accumulated other comprehensive income	1,765	1,605

Total stockholders’ equity	45,712	49,101

Total liabilities and stockholders’ equity	$67,005	$69,123

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended October 31,
	2012	2011

Revenues:
Clinical laboratory services	$15,177	$14,187
Product revenues	8,434	9,704
Royalty and license fee income	2,019	1,862

Total revenues	25,630	25,753

Operating expenses:
Cost of clinical laboratory services	9,710	8,814
Cost of product revenues	4,184	5,137
Research and development	1,011	1,625
Selling, general, and administrative	11,415	12,385
Provision for uncollectible accounts receivable	1,594	1,286
Legal	1,700	868

Total operating expenses	29,614	30,115

Operating loss	(3,984)	(4,362)

Other income (expense):
Interest	(9)	(2)
Other	9	9
Foreign currency gain	229	29

Loss before income taxes	(3,755)	(4,326)
Benefit (provision) for income taxes	64	(168)

Net loss	$(3,691)	$(4,494)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.12)

Weighted average common shares outstanding:
Basic and diluted	39,279	38,597

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended October 31,
	2012	2011

Net loss	$(3,691)	$(4,494)
Other comprehensive income (loss) – foreign currency translation adjustment	160	(962)

Comprehensive loss	$(3,531)	$(5,456)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three months ended October 31, 2012
(UNAUDITED)
(Dollars In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at July 31, 2012	39,495,475	216,556	$395	$304,358	$(3,074)	$(254,183)	$1,605	$49,101
Net loss for the period ended October 31, 2012	—	—	—	—	—	(3,691)	—	(3,691)
Vesting of restricted stock	500	—	—	—	—	—	—	—
Stock based compensation charges	—	—	—	142	—	—	—	142
Foreign currency translation adjustments	—	—	—	—	—	—	160	160

Balance at October 31, 2012	39,495,975	216,556	$395	$304,500	$(3,074)	$(257,874)	$1,765	$45,712

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended October 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(3,691)	$(4,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	652	801
Amortization of intangible assets	497	421
Provision for uncollectible accounts receivable	1,594	1,286
Income tax benefit	(197)	(34)
Share based compensation charges	142	213
Share based 401(k) employer match expense	147	130
Foreign currency transaction gain	(282)	(57)

Changes in operating assets and liabilities:
Accounts receivable	(1,410)	(724)
Inventories	190	17
Prepaid expenses	259	402
Accounts payable – trade	(1,125)	(1,341)
Accrued liabilities, other current liabilities and other liabilities	1,747	1,078

Total adjustments	2,214	2,192

Net cash used in operating activities	(1,477)	(2,302)

Cash flows from investing activities:
Purchases of short term investments	—	(10,000)
Maturities of short term investments	—	10,000
Capital expenditures	(291)	(252)
Security deposits and other	(44)	(106)

Net cash used in investing activities	(335)	(358)

Cash flows from financing activities:
Installment loan payments	(28)	(33)

Net cash used in financing activities	(28)	(33)

Effect of exchange rate changes on cash and cash equivalents	165	(91)

Decrease in cash and cash equivalents	(1,675)	(2,784)
Cash and cash equivalents - beginning of period	15,076	14,161

Cash and cash equivalents - end of period	$13,401	$11,377

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2012
and for the three months ended
October 31, 2012 and 2011
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of October 31, 2012, the consolidated statements of operations, the consolidated statements of comprehensive income (loss), and the consolidated statements of cash flows for the three months ended October 31, 2012 and 2011, and the consolidated statement of stockholders’ equity for the three months ended October 31, 2012 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2012 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.

Recent Accounting Pronouncements Adopted

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income” (Topic 220) – Presentation of Comprehensive Income” (ASU No. 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. The Company adopted ASU 2011-05 in its first quarter of fiscal year 2013 by including the required disclosures in two separate but consecutive statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Testing Goodwill for Impairment” (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment became effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year beginning August 1, 2012. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

In July 2011, the FASB issued ASU No. 2011-07 “Health Care Entities (Topic 954) - Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”. This update was issued to provide greater transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, causing difficulty for users of financial statements to make accurate comparisons and analyses of financial statements among entities. ASU No. 2011-07 requires certain healthcare entities to change the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts. This update is not designed to change and will not change the net income reported by healthcare entities. The Company adopted this update in its first quarter of fiscal year 2013 with no impact on its consolidated financial position or results of operations.

Note 2 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for the three months ended October 31, 2012 and 2011 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive and as such is the same as basic weighted average shares outstanding. There were no potential common shares (“in the money options”) or unvested restricted stock excluded from the calculation of diluted earnings per share during the three months ended October 31, 2012 and 2011. For the three months ended October 31, 2012 and 2011, the effect of approximately 686,000 and 785,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Note 3 – Share-based compensation

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended October 31,
	2012	2011

Cost of clinical laboratory services	$2	$2
Research and development	1	3
Selling, general and administrative	139	208

	$142	$213

No excess tax benefits were recognized during the three month periods ended October 31, 2012 and 2011.

Stock option plans

A summary of the activity relating to the Company’s stock option plans for the three month period ended October 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at July 31, 2012	736,490	$14.50	$—

Exercised	—	—
Cancelled	(50,638)	$11.25

Outstanding and exercisable at end of period	685,852	$14.74	$—

As of October 31, 2012, there were no unvested stock options.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the three months ended October 31, 2012 is as follows:

	Awards	Weighted Average Award Price

Unvested at July 31, 2012	257,583	$3.58
Awarded	30,000	$1.52
Vested	(500)	$(3.93)
Forfeited	(3,292)	$(5.13)

Unvested at end of period	283,791	$3.34

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of October 31, 2012, there was approximately $0.5 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of approximately one year.

The total number of shares available for grant as equity awards is approximately 2,658,000 as of October 31, 2012.

Note 4 - Inventories

Inventories consist of the following:

	October 31, 2012	July 31, 2012

Raw materials	$1,215	$1,283
Work in process	2,849	2,821
Finished products	4,607	4,696

	$8,671	$8,800

Note 5 – Goodwill and intangible assets

At October 31, 2012 and July 31, 2012, the Company’s net carrying amount of goodwill related to the Clinical Labs segment, is $7,452.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net

July 31, 2012	$27,904	$(16,124)	$11,780
Amortization expense	—	(497)	(497)
Foreign currency translation	314	(177)	137

October 31, 2012	$28,218	$(16,798)	$11,420

Intangible assets consist of the following:

	October 31, 2012			July 31, 2012

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Patents	$11,027	$(10,472)	$555	$11,027	$(10,439)	$588
Customer relationships	12,474	(4,680)	7,794	12,304	(4,356)	7,948
Website and acquired content	1,029	(911)	118	1,019	(874)	145
Licensed technology and other	491	(330)	161	485	(300)	185
Trademarks	3,197	(405)	2,792	3,069	(155)	2,914

Total	$28,218	$(16,798)	$11,420	$27,904	$(16,124)	$11,780

At October 31, 2012 information with respect to the intangibles acquired is as follows:

	Useful life assigned	Weighted average remaining useful life

Customer relationships	8-15 years	8 years
Trademarks	5 years	4.5 years
Other intangibles	4-10 years	2 years

At October 31, 2012, the weighted average useful lives of amortizable intangible assets were approximately seven years.

Note 6 – Accrued Liabilities and Other Current Liabilities

Accrued liabilities consist of the following as of:

	October 31, 2012	July 31, 2012

Legal	$2,744	$1,475
Payroll, benefits, and commissions	4,888	5,125
Professional fees	1,218	901
Research and development	696	696
Other	2,154	1,621

	$11,700	$9,818

Other current liabilities consist of the following as of:

	October 31, 2012	July 31, 2012

Capital lease obligations	$149	$—
Installment loans	115	118

	$264	$118

Note 7 – Other Liabilities

Other liabilities consist of the following as of:

	October 31, 2012	July 31, 2012

Capital lease obligations, net of short term	$619	$—
Installment loans, net of short term	100	128

	$719	$128

During the three months ended October 31, 2012, the Company entered into a five year capital lease arrangement for lab equipment aggregating $768 for the clinical labs segment. Future minimum annual payments under the capital lease net of interest of $76 aggregates $768, including a short term debt portion of $149 included in other current liabilities.

Note 8 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate benefit (provision) for the three months ended October 31, 2012 was a benefit of 1.7% compared to a provision of (3.9%) during the three months ended October 31, 2011. The tax benefit (provision) for the periods were based on state and local taxes and domestic and foreign tax for tax deductible intangibles. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company files a consolidated Federal income tax return. The Company files combined returns with California, Michigan and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2009 through fiscal 2011.

Note 9 – Royalty and licensing income

The Company has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the three months ended October 31, 2012 and 2011, the Company recorded royalty income under the Agreement of approximately $1.9 million, which is included in the Life Sciences segment.

Note 10 – Segment reporting

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

Management of the Company assesses assets on a consolidated basis only and, therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended October 31, 2012
	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$15,177	—	—	—	$15,177
Product revenues	—	$8,434	—	—	8,434
Royalty and license fee income	—	2,019	—	—	2,019

	15,177	10,453	—	—	25,630

Operating expenses:
Cost of clinical laboratory services	9,710	—	—	—	9,710
Cost of product revenues	—	4,184	—	—	4,184
Research and development	89	606	$316	—	1,011
Selling, general and administrative	4,961	4,272	—	$2,182	11,415
Provision for uncollectible accounts receivable	1,556	38	—	—	1,594
Legal	107	6	—	1,587	1,700

Total operating expenses	16,423	9,106	316	3,769	29,614

Operating (loss) income	(1,246)	1,347	(316)	(3,769)	(3,984)

Other income (expense)
Interest	(9)	(1)	—	1	(9)
Other	6	1	—	2	9
Foreign currency gain	—	229	—	—	229

Income (loss) before income taxes	$(1,249)	$1,576	$(316)	$(3,766)	$(3,755)

Depreciation and amortization included above	$308	$813	$7	$21	$1,149

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	$1	—	—	1
Selling, general and administrative	11	—	—	$128	139

Total	$13	$1	—	$128	$142

Capital expenditures	$205	$86	—	$—	$291

Three months ended October 31, 2011
	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated

Revenues:
Clinical laboratory services	$14,187	—	—	—	$14,187
Product revenues	—	$9,704	—	—	9,704
Royalty and license fee income	—	1,862	—	—	1,862

	14,187	11,566	—	—	25,753
Operating expenses:
Cost of clinical laboratory services	8,814	—	—	—	8,814
Cost of product revenues	—	5,137	—	—	5,137
Research and development	44	1,048	$533	—	1,625
Selling, general and administrative	4,831	5,228	—	$2,326	12,385
Provision for uncollectible accounts receivable	1,273	13	—	—	1,286
Legal	43	383	—	442	868

Total operating expenses	15,005	11,809	533	2,768	30,115

Operating loss	(818)	(243)	(533)	(2,768)	(4,362)

Other income (expense)
Interest	(1)	(1)	—	—	(2)
Other	5	(5)	—	9	9
Foreign exchange gain	—	29	—	—	29

Loss before income taxes	$(814)	$(220)	$(533)	$(2,759)	$(4,326)

Depreciation and amortization included above	$266	$914	$11	$31	$1,222

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	$3	—	—	3
Selling, general and administrative	13	20	—	$175	208

Total	$15	$23	—	$175	$213

Capital expenditures	$215	$30	—	$7	$252

Note 11 - Contingencies

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., now Life Technologies, Inc. (NASDAQ:LIFE). The complaint alleged infringement of six patents (relating to DNA sequencing systems, labeled nucleotide products, and other technology). Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents.  On November 12, 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid.  The jury awarded $48.5 million for this infringement.  Prejudgment interest should provide for additional recovery in the tens of millions of dollars. Life Technologies will likely appeal and there can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the 2012 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprising 114 key issued patents worldwide, and over 250 pending patent applications, along with extensive enabling technologies and platforms.

We are comprised of three operating companies that have evolved out of our core competence: the use of nucleic acids as informational molecules and the use of compounds for immune modulation. These wholly owned operating companies conduct their operations through three reportable segments. Below are brief descriptions of each of our operating segments (see note 10 in the Notes to Consolidated Financial Statements):

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

Enzo Therapeutics is a biopharmaceutical company that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. The Company has focused its efforts on developing treatment regimens for diseases and conditions in which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 130 patents and patent applications.

Results of Operations
Three months ended October 31, 2012 as compared to October 31, 2011

Comparative Financial Data for the Three Months Ended October 31,

Revenues:	2012	2011	Increase (Decrease)	% Change

Clinical laboratory services	$15,177	$14,187	$990	7%
Product revenues	8,434	9,704	(1,270)	(13)
Royalty and license fee income	2,019	1,862	157	8

Total revenues	25,630	25,753	(123)	-

Operating expenses:
Cost of clinical laboratory services	9,710	8,814	896	10
Cost of product revenues	4,184	5,137	(953)	(19)
Research and development	1,011	1,625	(614)	(38)
Selling, general, and administrative	11,415	12,385	(970)	(8)
Provision for uncollectible accounts receivable	1,594	1,286	308	24
Legal	1,700	868	832	96

Total operating expenses	29,614	30,115	(501)	(2)

Operating loss	(3,984)	(4,362)	378	9

Other income (expense):
Interest	(9)	(2)	(7)	(350)
Other	9	9	-	-
Foreign currency gain	229	29	200	690

Loss before income taxes	$(3,755)	$(4,326)	$571	13

Consolidated Results:

The “2013 period” and the “2012 period” refer to the three months ended October 31, 2012 and 2011, respectively.

Clinical laboratory services revenues for the 2013 period were $15.2 million compared to $14.2 million in the 2012 period. The 2013 period’s increase over the 2012 period was $1.0 million or 7% due to organic growth. During the 2013 period the increase in revenues was negatively impacted by a severe storm affecting our service area in the last three days in the quarter and reduced reimbursements from a third party payer, collectively approximately $1.1 million.

Product revenues decreased by $1.3 million or 13% in the 2013 period to $8.4 million as compared to $9.7 million in the 2012 period due to a decline in organic sales. During the 2013 period we continue to experience a decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products.

Royalty and license fee income during the 2013 period was $2.0 million compared to $1.8 million in the 2012 period an increase of $0.2 million or 8%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2013 period was $9.7 million as compared to $8.8 million in the 2012 period, an increase of $0.9 million or 10%. The Company incurred increased costs due to higher reagent costs and supplies of $0.3 million, higher laboratory personnel costs of $0.1 million, higher outside reference lab costs of $0.3 million and other lab support costs of $0.2 million, all attributed to the increased service volume. In the 2013 period the gross profit margin was 36% as compared to 38% in the 2012 period.

The cost of product revenues during the 2013 period was $4.2 million compared to $5.2 million in the 2012 period, a decrease of $1.0 million or 19%. The decrease is attributed to lower payroll costs of $0.5 million due to the business realignments during fiscal 2012, and $0.5 million due to lower product revenue.

Research and development expenses were approximately $1.0 million during the 2013 period, compared to $1.6 million in the 2012 period, a decrease of $0.6 million or 38%. The decrease was principally attributed to lower costs of $0.4 million at the Enzo Life Sciences segment due to lower payroll and related costs of $0.3 million and overhead costs of $0.1 million due to a refocus of projects. The clinical trial and related activities at the Therapeutics segment decreased by $0.2 million due to lower payroll and related costs as compared to the 2012 period.

The Company’s selling, general and administrative expenses were approximately $11.4 million during the 2013 period and $12.4 million during the 2012 period, a decrease of $1.0 million or 8%. The Enzo Life Sciences segment selling, general and administrative decreased by $1.0 million due to the positive effects from the business realignments in the last three quarters of fiscal 2012 resulting in lower payroll and related costs of $0.7 million, rent and facility costs of $0.1 million and $0.2 million in other operating costs. The Other selling general and administrative decreased by $0.1 million, primarily due to a decrease of $0.2 million in compensation and related expenses offset by an increase in other costs of $0.1 million. The Clinical Lab segment selling general and administrative increased by $0.1 million primarily due to an increase in sales support expenses related to the increased revenue volume.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $1.6 million for the 2013 period as compared to $1.3 million in the 2012 period, primarily due to the increase in service volume. As a percentage of revenues the provision for uncollectible accounts receivable for the Clinical Lab segment increased to 10.2% from 9.0% in the 2012 period.

Legal expense was $1.7 million during the 2013 period compared to $0.9 million in the 2012 period, an increase of $0.8 million due to overall increases in legal services in the 2013 period for a patent litigation trial that occurred in the quarter and other litigation related matters.

During the 2013 period, the gain on foreign currency transactions increased by $0.2 million as compared to the 2012 period. The gain in the period was due to the strengthening of foreign currencies relative to the US dollar and Swiss franc.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $1.2 million for the 2013 period as compared to a loss of $0.8 million in the 2012 period, an increase of $0.4 million resulting from increased operating costs partially offset by increased service volume. The revenue from laboratory services increased in the 2013 period by $1.0 million or 7% due to organic growth. The 2013 period gross profit of $5.5 million increased over the 2012 period by $0.1 million or 2%. The increase in service revenues was offset by increases in cost of lab services and the negative impact from a severe storm affecting our service area in the last week of the quarter and lower reimbursement rates from a payer. Selling, general and administrative expense increased by approximately $0.1 million primarily due to increases in costs directly the result of increased service revenues. The provision for uncollectible accounts receivable increased by $0.3 million as compared to the 2012 period due to the increase in service volume and as a percentage of revenues increased to 10.2% from 9.0% in the 2012 period.

Life Sciences

The Life Sciences segment’s income before taxes was $1.6 million for the 2013 period as compared to a loss of $0.2 million for the 2012 period. The segment’s gross profit was $6.3 million in the 2013 period, as compared $6.4 million in the 2012 period. Gross profit was negatively impacted by the decline in product revenues, offset by reduced payroll, facility and other costs resulting from realignments during the last three quarters of fiscal 2012. Product revenues decreased by $1.3 million or 13% in the 2013 period to $8.4 million as compared to $9.7 million in the 2012 period due to a decline in organic sales. During the 2013 period we continue to experience a decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products. Royalty and license fee income of $2.0 million represented an increase of $0.2 million as compared to the 2012 period and is primarily from the reported sales of Qiagen products subject to a license agreement. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, decreased by approximately $1.8 million during the 2013 period due to reduced research and development and selling, general and administrative of $1.4 million and lower legal of $0.4 million. Due to the slight strengthening of foreign currencies during the 2013 period as compared to the 2012 period, the foreign currency gain increased by $0.2 million in the 2013 period.

Therapeutics

Therapeutics loss before income taxes was approximately $0.3 million for the 2013 period as compared to the $0.5 million in 2012 period due to lower payroll costs and lower clinical trial activities.

Other

The Other loss before taxes for the 2013 period was approximately $3.8 million as compared to $2.8 million for the 2012 period, an increase of $1.0 million. In the 2013 period legal expenses increased by $1.1 million due to overall increases in legal services directly related to a patent litigation trial that occurred in the quarter and other legal activities. General and administrative costs decreased due to lower compensation and related costs by $0.1 million.

Liquidity and Capital Resources

At October 31, 2012, the Company had cash and cash equivalents of $13.4 million of which $3.3 million was in foreign accounts, as compared to cash and cash equivalents of $15.1 million, of which $2.5 million was in foreign accounts at July 31, 2012. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $18.3 million at October 31, 2012 compared to $21.4 million at July 31, 2012. The decrease in working capital of $3.1 million was primarily the result of the net loss and funding capital expenditures offset by changes in net operating assets and liabilities.

Net cash used in operating activities for the three months ended October 31, 2012 was approximately $1.5 million as compared to $2.3 million for the three months ended October 31, 2011. The decrease in net cash used in operating activities in the 2013 period over the 2012 period of approximately $0.8 million was primarily due to a decrease in the net loss, net of non-cash charges, of $0.6 million, and by changes in operating assets and liabilities of $0.2 million, relating primarily to a decrease in accounts receivable and increases in current liabilities.

Net cash used in investing activities was approximately $0.3 million as compared to cash used of $0.4 million in the year ago period. The decrease in the 2013 period of $0.1 million is primarily due to a decrease in security deposits.

As previously disclosed in the Company’s Form 10-K for the year ended July 31, 2012 filed on October 15, 2012, in the fourth quarter of fiscal 2012 the Company completed a review of all operating units and expects to reduce annual cash expenditures by $6.0 million in fiscal 2013 based on actions completed by September 1, 2012 which included, among other items, a realignment of our workforce, final integration of the acquired businesses at Life Sciences, rationalization of low margin products, a refocus of our research and development program toward higher value diagnostic platforms and the reduction in outside consulting costs. The Company anticipates a reduction in cash used as a result of the aforementioned actions taken. In addition, the Company anticipates, but there can be no assurance, that it will be able increase its revenue in the Life Sciences reporting unit and that it will continue to see growth in its Clinical Lab reporting unit. Further, despite the challenging global economic environment, declining revenues in the Life Sciences reporting unit in fiscal 2013 and impacts of healthcare reform regulations affecting providers and plan sponsors and the funding of research, the Company believes that its current cash and cash equivalents level is sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances in the event additional capital is required, the Company believes it has the ability to raise funds through equity offerings, secure asset-based borrowings, or other sources of funds. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of the Form 10-K for the year ended July 31, 2012 referred to above are unchanged, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

See our Form 10-K for the fiscal year ended July 31, 2012 for Forward Looking Cautionary Statements and Risk Factors.

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2012, except as noted in Note 7 Other Liabilities.

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Three months ended October 31, 2012		Three months ended October 31, 2011

Revenue category
Medicare	$3,280	22%	$3,020	21%
Third-party payer	7,149	47	6,942	49
Patient self-pay	3,420	23	2,915	21
HMO’s	1,328	8	1,310	9

Total	$15,177	100%	$14,187	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payers and Health Maintenance Organizations (“HMO’s”) categories represents approximately 21% of the Clinical Labs net revenues for the three months ended October 31, 2012 and 2011. Another third party provider represents 11% and 13% of Clinical Labs net revenues for the three months ended October 31, 2012 and 2011, respectively.

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

During the three months ended October 31, 2012 and 2011, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 84.8% and 84.5%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $1.0 million and $0.9 million for the three months ended October 31, 2012 and 2011, respectively, and a change in the net accounts receivable of approximately $0.5 million as of October 31, 2012.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At October 31, 2012 and July 31, 2012, approximately 55% of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which $2.2 million or 35% and $2.3 million or 36% represents foreign receivables as of October 31, 2012 and July 31, 2012 respectively, includes royalty receivables of $1.9 million and $1.7 million, as of October 31, 2012 and July 31, 2012, respectively, from Qiagen (Note 9).

Net accounts receivable

Billing category	As of October 31, 2012		As of July 31, 2012
Clinical Labs
Medicare	$1,217	16%	$1,270	16%
Third party payers	3,355	44	3,478	45
Patient self-pay	2,782	36	2,655	35
HMO’s	310	4	330	4
Total Clinical Labs	7,664	100%	7,733	100%
Total Life Sciences	6,339		6,402
Total accounts receivable	$14,003		$14,135

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three months ended October 31, 2012	Twelve months ended July 31, 2012

Beginning balance	$3,273	$3,488
Provision for doubtful accounts	1,594	5,104
Write-offs, net	(955)	(5,319)
Ending balance	$3,912	$3,273

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

During the three months ended October 31, 2012 and 2011, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with patients initially determined to have primary insurance and patients for whom primary insurance has paid but a copay or deductible portion remains outstanding. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the allowance estimates, which involves judgment.

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

As of October 31, 2012	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%

1-30 days	$27,307	51%	$5,729	53%	$14,226	49%	$3,748	41%	$3,604	82%
31-60 days	6,996	13%	1,116	10%	3,910	14%	1,755	19%	215	5%
61-90 days	5,792	11%	993	9%	2,977	10%	1,702	19%	120	3%
91-120 days	3,792	7%	471	4%	2,425	8%	769	8%	127	3%
121-150 days	3,625	7%	292	3%	2,002	7%	1,199	13%	132	3%
Greater than 150 days*	5,811	11%	2,243	21%	3,381	12%	28	0%	159	4%

Totals	$53,323	100%	$10,844	100%	$28,921	100%	$9,201	100%	$4,357	100%

As of July 31, 2012	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$27,092	54%	$5,246	56%	$14,529	52%	$3,337	39%	$3,980	89%
31-60 days	8,282	17%	475	5%	4,566	17%	3,092	36%	149	3%
61-90 days	4,922	9%	964	10%	2,561	9%	1,257	15%	140	3%
91-120 days	3,758	8%	512	6%	2,124	8%	977	10%	145	3%
121-150 days	2,301	5%	515	6%	1,733	6%	—	0%	53	1%
Greater than 150 days*	3,701	7%	1,589	17%	2,072	8%	—	0%	40	1%

Totals	$50,056	100%	$9,301	100%	$27,585	100%	$8,663	100%	$4,507	100%

*	Total includes $2,118 fully reserved over 210 days as of October 31, 2012.

**	Total includes $1,178 fully reserved over 210 days as of July 31, 2012.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill and other indefinite lived intangibles for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess

Intangible Assets

Intangible assets (exclusive of patents), arose primarily from acquisitions and primarily consist of customer relationships, trademarks, licenses, and website and database content. Finite-lived intangible assets are amortized according to their estimated useful lives, which range from 4 to 15 years. The Company has capitalized certain legal costs directly incurred in pursuing patent applications as patent costs. When such applications result in an issued patent, the related costs are amortized over a ten year period or the life of the patent, whichever is shorter, using the straight-line method. The Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

Accrual for Self-funded Medical

Accruals for self-funded medical insurance are determined based on a number of assumptions and factors, including historical payment trends, claims history and current estimates. These estimated liabilities are not discounted. If actual trends differ from these estimates, the financial results could be impacted.

Recent Accounting Pronouncements Adopted

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income” (Topic 220) – Presentation of Comprehensive Income” (ASU No. 2011-05), which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted ASU 2011-05 in its first quarter of fiscal year 2013 by including the required disclosures in two separate but consecutive statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Testing Goodwill for Impairment” (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment became effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year beginning August 1, 2012. The Company does not expect the adoption of ASU 2011-08 to have a material impact on its consolidated financial statements.

In July 2011, the FASB issued ASU No. 2011-07 “Health Care Entities (Topic 954) - Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”. This update was issued to provide greater transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, causing difficulty for users of financial statements to make accurate comparisons and analyses of financial statements among entities. ASU No. 2011-07 requires certain healthcare entities to change the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts. This update is not designed to change and will not change the net income reported by healthcare entities. The Company adopted this update in its first quarter of fiscal year 2013 with no impact on its consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates resulting from transactions at foreign locations which could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical decline of 10% in the value of the U.S. dollar versus foreign currencies at October 31, 2012, our assets and liabilities would decrease by $1.2 million and $0.7 million, respectively, and our net sales and net earnings (loss) would decrease by $1.4 million and $0.2 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at October 31, 2012, our pre-tax earnings (loss) would be unfavorably impacted by approximately $0.4 million on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid money market accounts and U.S. Treasury bills. Changes in interest rates may affect the investment income we earn on these funds which are classified as cash equivalents and therefore affect our cash flows and results of operations. As of October 31, 2012, we were exposed to interest rate change market risk with respect to our cash equivalents of $7.0 million. The cash equivalents bear interest rates ranging from 0% to 0.05%. As of October 31, 2012, based on the cash equivalents held, it is determined we have no material interest rate risk.

As of October 31, 2012, we have fixed interest rate financing on transportation and equipment leases.

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

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2012 filed with the Securities and Exchange Commission, other than as noted in Note 11 to the consolidated financial statements as of October 31, 2012 and the three months then ended.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

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

ENZO BIOCHEM, INC.

(Registrant)

Date: December 10, 2012	by:	/s/ Barry Weiner

President, Chief Financial Officer, Principal Accounting
Officer, Treasurer and Director