Form 10-Q
period 2013-01-31
ENZO BIOCHEM INC
filed 2013-03-12
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

Yes ☐ No ☒

As of March 1, 2013 the Registrant had approximately 39,378,600 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
January 31, 2013

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	January 31, 2013 (unaudited)	July 31, 2012 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,023	$15,076
Accounts receivable, net of allowances	12,580	14,135
Inventories	9,300	8,800
Prepaid expenses	2,214	2,357
Total current assets	34,117	40,368

Property, plant and equipment, net	9,252	9,116
Goodwill	7,452	7,452
Intangible assets, net	10,974	11,780
Other	431	407
Total assets	$62,226	$69,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$8,962	$9,020
Accrued liabilities	11,201	9,818
Other current liabilities	281	118
Total current liabilities	20,444	18,956

Deferred taxes	727	938
Other liabilities	765	128

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 39,592,612 at January 31, 2013 and 39,495,475 at July 31, 2012	396	395
Additional paid-in capital	304,659	304,358
Less treasury stock at cost: 216,556 shares at January 31, 2013 and July 31, 2012	(3,074)	(3,074)
Accumulated deficit	(263,548)	(254,183)
Accumulated other comprehensive income	1,857	1,605
Total stockholders’ equity	40,290	49,101
Total liabilities and stockholders’ equity	$62,226	$69,123

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Revenues:
Clinical laboratory services	$13,320	$14,123	$28,497	$28,310
Product revenues	7,876	9,542	16,309	19,245
Royalty and license fee income	1,014	1,308	3,033	3,170
Total revenues	22,210	24,973	47,839	50,725

Operating expenses:
Cost of clinical laboratory services	9,425	8,709	19,135	17,523
Cost of product revenues	4,143	4,685	8,327	9,822
Research and development	968	1,703	1,979	3,328
Selling, general, and administrative	10,892	11,487	22,308	23,872
Provision for uncollectible accounts receivable	1,335	1,169	2,929	2,455
Legal	1,441	1,023	3,142	1,892
Total operating expenses	28,204	28,776	57,820	58,892

Operating loss	(5,994)	(3,803)	(9,981)	(8,167)

Other income (expense):
Interest	(7)	14	(15)	12
Other	43	65	56	76
Foreign currency income (loss)	104	(352)	333	(323)
Loss before income taxes	(5,854)	(4,076)	(9,607)	(8,402)
Benefit (provision) for income taxes	180	(145)	242	(313)
Net loss	$(5,674)	$(4,221)	$(9,365)	$(8,715)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.11)	$(0.24)	$(0.23)

Weighted average common shares outstanding:
Basic and diluted	39,312	38,616	39,295	38,607

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
Net loss	$(5,674)	$(4,221)	$(9,365)	$(8,715)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	92	(628)	252	(1,590)
Comprehensive loss	$(5,582)	$(4,849)	$(9,113)	$(10,305)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six months ended January 31, 2013
(UNAUDITED)
(Dollars In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2012	39,495,475	216,556	$395	$304,358	$(3,074)	$(254,183)	$1,605	$49,101
Net loss for the period ended January 31, 2013	—	—	—	—	—	(9,365)	—	(9,365)
Vesting of restricted stock	97,137	—	1	—	—	—	—	1
Stock based compensation charges	—	—	—	301	—	—	—	301
Other comprehensive income	—	—	—	—	—	—	252	252
Balance at January 31, 2013	39,592,612	216,556	$396	$304,659	$(3,074)	$(263,548)	$1,857	$40,290

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended January 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,365)	$(8,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,339	1,480
Amortization of intangible assets	997	779
Provision for uncollectible accounts receivable	2,929	2,455
Income tax benefit	(243)	(62)
Share based compensation charges	301	430
Share based 401(k) employer match expense	293	289
Foreign currency transaction loss (gain)	(352)	343

Changes in operating assets and liabilities:
Accounts receivable	(1,299)	(750)
Inventories	(411)	(326)
Prepaid expenses	148	325
Accounts payable – trade	(17)	(130)
Accrued liabilities, other current liabilities and other liabilities	1,107	329
Total adjustments	4,792	5,162

Net cash used in operating activities	(4,573)	(3,553)

Cash flows from investing activities:
Purchases of short term investments	—	(20,000)
Maturities of short term investments	—	20,000
Capital expenditures	(590)	(544)
Security deposits and other	(24)	29
Earn-out payment	—	(1,150)
Net cash used in investing activities	(614)	(1,665)

Cash flows from financing activities:
Installment loan and capital lease obligation payments	(83)	(68)
Net cash used in financing activities	(83)	(68)

Effect of exchange rate changes on cash and cash equivalents	217	(286)

Decrease in cash and cash equivalents	(5,053)	(5,572)
Cash and cash equivalents - beginning of period	15,076	14,161
Cash and cash equivalents - end of period	$10,023	$8,589

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2013
and for the three and six months ended
January 31, 2013 and 2012
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of January 31, 2013, the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2013 and 2012, the consolidated statements of cash flows for the six months ended January 31, 2013 and 2012, and the consolidated statement of stockholders’ equity for the six months ended January 31, 2013 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2012 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.

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

Note 2 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for the three and six months ended January 31, 2013 and 2012 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive, and as such is the same as basic weighted average shares outstanding.

During the three and six months ended January 31, 2013 and 2012, potential shares from unvested restricted stock excluded from the computation of diluted net loss per share were approximately 23,000 and 24,000 shares, respectively.

For the three and six months ended January 31, 2013 the effect of approximately 780,000 and 733,000 shares respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. During the three and six months ended January 31, 2012, approximately 776,000 and 780,000 shares respectively were excluded from the calculation of diluted net loss per share.

Note 3 – Share-based compensation

The Company has an incentive stock option plan (the “1999 Plan”), an incentive stock option and restricted stock award plan (the “2005 Plan”), and a long term incentive share award plan, (the “2011 Incentive Plan”), which are more fully described in Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012. The 2011 Plan, which is the only plan from which awards may now be granted, provides for the award to eligible employees, officers, directors, consultants and other persons of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, and other stock-based awards.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
Stock options	15	—	15	—
Restricted stock	145	217	286	430
	$160	$217	$301	$430

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
Cost of clinical laboratory services	$2	$3	$5	$5
Research and development	1	1	1	4
Selling, general and administrative	157	213	295	421
	$160	$217	$301	$430

No excess tax benefits were recognized during the three and six month periods ended January 31, 2013 and 2012.

Stock option plans

The following table summarizes stock option activity during the six month period ended January 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2012	736,490	$14.50
Awarded	336,817	$2.88
Exercised	—	$—
Cancelled	(293,188)	$12.07
Outstanding at end of period	780,119	$10.39	3.1 years	$3
Options vested at end of period	443,302	$16.10	1.4 years	$—

On January 17, 2013, the Company awarded 336,817 options to directors and officers with an exercise price of $2.88 and a five year term, of which 247,672 options vest over two years and 89,145 vest over three years. The weighted average assumptions used to fair value this option award were as follows: expected life of 3.3 years, expected volatility 60.8%, risk free interest rate of 0.45% and no dividend yield. As of January 31, 2013, none of these options were vested.

As of January 31, 2013, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $0.4 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is 2.2 years.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the six months ended January 31, 2013 is as follows:

	Awards	Weighted Average Award Price
Unvested at July 31, 2012	257,583	$3.58
Awarded	32,000	$1.60
Vested	(97,137)	$2.89
Forfeited	(3,291)	$5.13
Unvested at end of period	189,155	$3.57

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of January 31, 2013, there was approximately $0.4 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of approximately one year.

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 2,320,000 shares as of January 31, 2013.

Note 4 - Inventories

Inventories consist of the following:

	January 31, 2013	July 31, 2012
Raw materials	$1,150	$1,283
Work in process	2,846	2,821
Finished products	5,304	4,696
	$9,300	$8,800

Note 5 – Goodwill and intangible assets

At January 31, 2013 and July 31, 2012, the Company’s net carrying amount of goodwill, related to the Clinical Labs segment, is $7,452.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2012	$27,904	$(16,124)	$11,780
Amortization expense	—	(997)	(997)
Foreign currency translation	447	(256)	191
January 31, 2013	$28,351	$(17,377)	$10,974

Intangible assets consist of the following:

	January 31, 2013			July 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,504)	$523	$11,027	$(10,439)	$588
Customer relationships	12,543	(4,969)	7,574	12,304	(4,356)	7,948
Website and acquired content	1,032	(942)	90	1,019	(874)	145
Licensed technology and other	487	(351)	136	485	(300)	185
Trademarks	3,262	(611)	2,651	3,069	(155)	2,914
Total	$28,351	$(17,377)	10,974	$27,904	$(16,124)	$11,780
11

At January 31, 2013 information with respect to the intangibles acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	8 years
Trademarks	5 years	4.5 years
Other intangibles	4-10 years	2 years

At January 31, 2013, the weighted average useful lives of amortizable intangible assets were approximately seven years.

Note 6 – Accrued Liabilities and Other Current Liabilities

Accrued liabilities consist of the following as of:

	January 31, 2013	July 31, 2012
Legal	$2,756	$1,475
Payroll, benefits, and commissions	4,985	5,125
Professional fees	830	901
Research and development	732	696
Other	1,898	1,621
	$11,201	$9,818

Other current liabilities consist of the following as of:

	January 31, 2013	July 31, 2012
Capital lease obligations	$149	$—
Installment loans	132	118
	$281	$118

Note 7 – Other Liabilities

Other liabilities consist of the following as of:

	January 31, 2013	July 31, 2012
Capital lease obligations, net of short term	$608	$—
Installment loans, net of short term	157	128
	$765	$128

During the six months ended January 31, 2013, the Company entered into a five year capital lease arrangement for lab equipment aggregating $768 and into various installment loans for transportation equipment aggregating $115 for the Clinical Labs segment. Future minimum payments under the capital lease net of interest of $109 aggregates $757, including a short term debt portion of $149 included in other current liabilities. Future minimum payments over thirty six months under the installment loans aggregate $289, including a short term portion of $132 included in other current liabilities.

Note 8 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate benefit (provision) for the three months ended January 31, 2013 was a benefit of 3.1% compared to a provision of (3.6%) during the three months ended January 31, 2012. The Company’s effective tax rate benefit (provision) for the six months ended January 31, 2013 was a benefit of 2.5% compared to a provision of (3.7%) during the six months ended January 31, 2012. The tax benefit (provision) for the periods were based on state and local taxes and domestic and foreign tax for tax deductible intangibles. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company files a consolidated Federal income tax return. The Company files combined returns with California, Michigan and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2009 through fiscal 2011.

Note 9 – Royalty and licensing income

The Company has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the three months ended January 31, 2013 and 2012, the Company recorded royalty income under the Agreement of approximately $1.0 million and $1.3 million, respectively. During the six months ended January 31, 2013 and 2012, the Company recorded royalty income under the Agreement of approximately $3.0 million and $3.2 million, respectively which is included in the Life Sciences segment.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2013
	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$13,320	—	—	—	$13,320
Product revenues	—	$7,876	—	—	7,876
Royalty and license fee income	—	1,014	—	—	1,014
	13,320	8,890	—	—	22,210
Operating expenses:
Cost of clinical laboratory services	9,425	—	—	—	9,425
Cost of product revenues	—	4,143	—	—	4,143
Research and development	86	570	$312	—	968
Selling, general and administrative	4,911	4,081	—	$1,900	10,892
Provision for uncollectible accounts receivable	1,213	122	—	—	1,335
Legal	51	31	—	1,359	1,441
Total operating expenses	15,686	8,947	312	3,259	28,204

Operating income (loss)	(2,366)	(57)	(312)	(3,259)	(5,994)

Other income (expense)
Interest	(13)	5	—	1	(7)
Other	17	17	—	9	43
Foreign currency gain	—	104	—	—	104
Income (loss) before income taxes	$(2,362)	$69	$(312)	$(3,249)	$(5,854)

Depreciation and amortization included above	$355	$799	$7	$25	$1,186

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	1	—	—	1
Selling, general and administrative	11	$6	—	$140	157
Total	$13	$7	—	$140	$160

Capital expenditures	$241	$87	$—	$—	$328
14

Three months ended January 31, 2012
	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$14,123	—	—	—	$14,123
Product revenues	—	$9,542	—	—	9,542
Royalty and license fee income	—	1,308	—	—	1,308
	14,123	10,850	—	—	24,973
Operating expenses:
Cost of clinical laboratory services	8,709	—	—	—	8,709
Cost of product revenues	—	4,685	—	—	4,685
Research and development	71	1,136	$496	—	1,703
Selling, general and administrative	5,190	4,227	—	$2,070	11,487
Provision for uncollectible accounts receivable	1,146	23	—	—	1,169
Legal	69	118	—	836	1,023
Total operating expenses	15,185	10,189	496	2,906	28,776

Operating income (loss)	(1,062)	661	(496)	(2,906)	(3,803)

Other income (expense)
Interest	(1)	15	—	—	14
Other	17	45	—	3	65
Foreign currency (loss)	—	(352)	—	—	(352)
Income (loss) before income taxes	$(1,046)	$369	$(496)	$(2,903)	$(4,076)

Depreciation and amortization included above	$269	$734	$11	$31	$1,045

Share-based compensation included in above:
Cost of clinical laboratory services	$3	—	—	—	$3
Research and development	—	$1	—	—	1
Selling, general and administrative	11	20	—	$182	213
Total	$14	$21	—	$182	$217

Capital expenditures	$241	$62	$—	$—	$303
15

The following financial information represents the operating results of the reportable segments of the Company:

Six months ended January 31, 2013
	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$28,497	—	—	—	$28,497
Product revenues	—	$16,309	—	—	16,309
Royalty and license fee income	—	3,033	—	—	3,033
	28,497	19,342	—	—	47,839
Operating expenses:
Cost of clinical laboratory services	19,135	—	—	—	19,135
Cost of product revenues	—	8,327	—	—	8,327
Research and development	175	1,175	$629	—	1,979
Selling, general and administrative	9,873	8,353	—	$4,082	22,308
Provision for uncollectible accounts receivable	2,769	160	—	—	2,929
Legal	158	36	—	2,948	3,142
Total operating expenses	32,110	18,051	629	7,030	57,820

Operating income (loss)	(3,613)	1,291	(629)	(7,030)	(9,981)

Other income (expense)
Interest	(22)	4	—	3	(15)
Other	24	20	—	12	56
Foreign currency gain	—	333	—	—	333
Income (loss) before income taxes	$(3,611)	$1,648	$(629)	$(7,015)	$(9,607)

Depreciation and amortization included above	$663	$1,604	$14	$55	$2,336

Share-based compensation included in above:
Cost of clinical laboratory services	$4	—	—	—	$4
Research and development	—	$1	—	—	1
Selling, general and administrative	22	6	—	$268	296
Total	$26	$7	—	$268	$301

Capital expenditures	$420	$170	$—	$—	$590
16

Six months ended January 31, 2012
	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$28,310	—	—	—	$28,310
Product revenues	—	$19,245	—	—	19,245
Royalty and license fee income	—	3,170	—	—	3,170
	28,310	22,415	—	—	50,725
Operating expenses:
Cost of clinical laboratory services	17,523	—	—	—	17,523
Cost of product revenues	—	9,822	—	—	9,822
Research and development	115	2,184	$1,029	—	3,328
Selling, general and administrative	10,020	9,455	—	$4,397	23,872
Provision for uncollectible accounts receivable	2,419	36	—	—	2,455
Legal	112	502	—	1,278	1,892
Total operating expenses	30,189	21,999	1,029	5,675	58,892

Operating income (loss)	(1,879)	416	(1,029)	(5,675)	(8,167)

Other income (expense)
Interest	(2)	14	—	—	12
Other	22	44	—	10	76
Foreign currency (loss)	—	(323)	—	—	(323)
Income (loss) before income taxes	$(1,859)	$151	$(1,029)	$(5,665)	$(8,402)

Depreciation and amortization included above	$535	$1,640	$22	$62	$2,259

Share-based compensation included in above:
Cost of clinical laboratory services	$5	—	—	—	$5
Research and development	—	$4	—	—	4
Selling, general and administrative	27	40	—	$354	421
Total	$32	$44	—	$354	$430

Capital expenditures	$431	$113	$—	$—	$544
17

Note 11 - Contingencies

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., now Life Technologies, Inc. (NASDAQ:LIFE). The complaint alleged infringement of six patents relating to DNA sequencing systems, labeled nucleotide products, and other technology. Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. On November 12, 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid. The jury awarded $48.5 million for this infringement. Prejudgment interest should provide for additional recovery in the tens of millions of dollars. Life Technologies will likely appeal and there can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

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

Forward-Looking Statements

Our disclosure and analysis in this report, including but not limited to the information discussed in this Item 2, contain forward-looking information about our Company’s financial results and estimates, business prospects and products in research and development that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate”,“estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will”, and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign currency rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, and financial results.

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

Overview

The Company is a growth-oriented integrated life sciences and biotechnology company focused on harnessing biological processes to develop research tools, diagnostics and therapeutics and serves as a provider of test services, including esoteric tests, to the medical community. Since our founding in 1976, our strategic focus has been on the development of enabling technologies in research, development, manufacture, licensing and marketing of innovative health care products, platforms and services based on molecular and cellular technologies. Our pioneering work in genomic analysis coupled with our extensive patent estate and enabling platforms have strategically positioned the Company to play an important role in the rapidly growing life sciences and molecular medicine marketplaces.

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

Results of Operations
Three months ended January 31, 2013 as compared to January 31, 2012

	2013	2012	Increase (Decrease)	% Change

Revenues:
Clinical laboratory services	$13,320	$14,123	$(803)	(6)%
Product revenues	7,876	9,542	(1,666)	(17)
Royalty and license fee income	1,014	1,308	(294)	(22)
Total revenues	22,210	24,973	(2,763)	(11)

Operating expenses:
Cost of clinical laboratory services	9,425	8,709	716	8
Cost of product revenues	4,143	4,685	(542)	(12)
Research and development	968	1,703	(735)	(43)
Selling, general, and administrative	10,892	11,487	(595)	(5)
Provision for uncollectible accounts receivable	1,335	1,169	166	14
Legal	1,441	1,023	418	41
Total operating expenses	28,204	28,776	(572)	(2)

Operating loss	(5,994)	(3,803)	(2,191)	58

Other income (expense):
Interest	(7)	14	(21)	(150)
Other	43	65	(22)	(34)
Foreign currency gain (loss)	104	(352)	456	130
Loss before income taxes	$(5,854)	$(4,076)	$(1,778)	44

Consolidated Results:

The “2013 period” and the “2012 period” refer to the three months ended January 31, 2013 and 2012, respectively.

Clinical laboratory services revenues for the 2013 period were $13.3 million compared to $14.1 million in the 2012 period. The 2013 period’s decrease over the 2012 period was $0.8 million or 6%. During the 2013 period revenues were negatively impacted by approximately $0.6 million from a severe storm affecting our service area in the first week of the period and by reduced reimbursements from third party payers.

Product revenues decreased by $1.7 million or 17% in the 2013 period to $7.9 million as compared to $9.5 million in the 2012 period due to a decline in organic sales. During the 2013 period we continue to experience a decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products.

Royalty and license fee income during the 2013 period was $1.0 million compared to $1.3 million in the 2012 period, a decrease of $0.2 million or 22%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2013 period was $9.4 million as compared to $8.7 million in the 2012 period, an increase of $0.7 million or 8%. The Company incurred increased costs due to higher reagent costs and supplies of $0.2 million, higher outside reference lab costs of $0.3 million and other lab support costs of $0.3 million all attributed to changes in the mix of tests ordered by the ordering physician, offset by a decrease in laboratory personnel costs of $0.1 million.

The cost of product revenues during the 2013 period was $4.1 million compared to $4.7 million in the 2012 period, a decrease of $0.5 million or 12%. The decrease is attributed to lower payroll costs of $0.2 million due to the business realignments during fiscal 2012 and $0.3 million due to lower product revenue.

Research and development expenses were approximately $1.0 million during the 2013 period, compared to $1.7 million in the 2012 period, a decrease of $0.7 million or 43%. The decrease was principally attributed to lower costs of $0.5 million at the Enzo Life Sciences segment due to lower payroll and related costs of $0.3 million and overhead costs of $0.2 million due to a refocus of projects and decrease in patent filing costs. The clinical trial and related activities at the Therapeutics segment decreased by $0.2 million due to lower payroll and related costs and patent filing costs as compared to the 2012 period.

The Company’s selling, general and administrative expenses were approximately $10.9 million during the 2013 period and $11.5 million during the 2012 period, a decrease of $0.6 million or 5%. The Life Sciences segment’s selling, general and administrative decreased by $0.2 million due to the positive effects from the business realignments in fiscal 2012 resulting in lower payroll and related costs of $0.1 million, rent and facility costs of $0.1 million and $0.1 million in other operating costs offset by higher amortization of $0.1 million. The Other selling general and administrative decreased by $0.1 million, primarily due to a decrease of $0.1 million in compensation and related expenses and in other costs. The Clinical Lab segment selling general and administrative decreased $0.3 million primarily due to a decrease in personnel costs.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $1.3 million for the 2013 period as compared to $1.2 million in the 2012 period, primarily due to the change in the mix of payers. As a percentage of revenues the provision for uncollectible accounts receivable for the Clinical Lab segment increased to 9.1% from 8.2% in the 2012 period.

Legal expense was $1.4 million during the 2013 period compared to $1.0 million in the 2012 period, an increase of $0.4 million due to overall increases in legal services in the 2013 period for a patent litigation trial and other litigation related matters.

During the 2013 period, the gain on foreign currency transactions increased by $0.5 million as compared to the 2012 period. The gain in the period was due to the strengthening of foreign currencies relative to the US dollar.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $2.4 million for the 2013 period as compared to a loss of $1.1 million in the 2012 period, an increase of $1.3 million resulting from increased operating costs and the decreased service volume related to the negative impact of the severe storm at the beginning of the period. The revenue from laboratory services decreased in the 2013 period by $0.8 million or 6% primarily due to the impact of the severe storm which occurred at the end of October 2012 and continued to affect the segment’s service area in the first week of the 2013 period. The 2013 period gross profit of $3.9 million decreased over the 2012 period by $1.5 million or 28% due to the decrease in service revenues from the aforementioned storm, lower reimbursement rates from a payer, and increases in cost of lab services. Selling, general and administrative expense decreased by approximately $0.3 million primarily due to lower payroll costs, directly the result of the decreased service revenues. The provision for uncollectible accounts receivable was comparable to the 2012 period and as a percentage of revenues increased to 9.1% from 8.1% in the 2012 period.

Life Sciences

The Life Sciences segment’s income before taxes was $0.1 million for the 2013 period as compared to $0.4 million for the 2012 period. The segment’s gross profit was $4.7 million in the 2013 period, as compared to $6.2 million in the 2012 period. Gross profit was negatively impacted by the decline in product revenues, offset by reduced payroll, facility and other costs of $0.3 million resulting from realignments during the second half of fiscal 2012. Product revenues decreased by $1.7 million or 17% in the 2013 period to $7.9 million as compared to $9.5 million in the 2012 period due to a decline in organic sales. During the 2013 period we continue to experience a decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products. Royalty and license fee income of $1.0 million represented a decrease of $0.3 million as compared to the 2012 period and is primarily from the reported sales of Qiagen products subject to a license agreement. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, provision for uncollectible accounts decreased by approximately $0.7 million during the 2013 period due to reduced research and development and selling, general and administrative of $0.7 million and lower legal of $0.1 million offset by an increase in the provision for uncollectible accounts of $0.1 million. Due to the strengthening of foreign currencies during the 2013 period as compared to the 2012 period, the foreign currency gain increased by $0.4 million in the 2013 period.

Therapeutics

Therapeutics loss before income taxes was approximately $0.3 million for the 2013 period as compared to the $0.5 million in 2012 period due to lower payroll costs, overhead costs and lower clinical trial activities.

Other

The Other loss before taxes for the 2013 period was approximately $3.3 million as compared to $2.9 million for the 2012 period, an increase of $0.4 million. In the 2013 period legal expenses increased by $0.5 million due to overall increases in legal services directly related to a patent litigation trial and other legal activities. General and administrative costs decreased by $0.1 million due to lower compensation and related costs.

Results of Operations
Six months ended January 31, 2013 as compared to January 31, 2012

	2013	2012	Increase (Decrease)	% Change

Revenues:
Clinical laboratory services	$28,497	$28,310	$187	1%
Product revenues	16,309	19,245	(2,936)	(15)
Royalty and license fee income	3,033	3,170	(137)	(4)
Total revenues	47,839	50,725	(2,886)	(6)

Operating expenses:
Cost of clinical laboratory services	19,135	17,523	1,612	9
Cost of product revenues	8,327	9,822	(1,495)	(15)
Research and development	1,979	3,328	(1,349)	(41)
Selling, general, and administrative	22,308	23,872	(1,564)	(7)
Provision for uncollectible accounts receivable	2,929	2,455	474	19
Legal	3,142	1,892	1,250	66
Total operating expenses	57,820	58,892	(1,072)	(2)

Operating loss	(9,981)	(8,167)	(1,814)	22

Other income (expense):
Interest	(15)	12	(27)	(225)
Other	56	76	(20)	(26)
Foreign currency gain	333	(323)	656	203
Loss before income taxes	$(9,607)	$(8,402)	$(1,205)	14

Consolidated Results:

The “2013 period” and the “2012 period” refer to the six months ended January 31, 2013 and 2012, respectively.

Clinical laboratory services revenues for the 2013 period were $28.5 million compared to $28.3 million in the 2012 period. The 2013 period’s increase over the 2012 period was $0.2 million or 1% due to organic growth. During the 2013 period the increase in revenues was negatively impacted by approximately $1.3 million due to a severe storm affecting our service area in the last three days of the first quarter and the first week of the second quarter and by reduced reimbursements from third party payers.

Product revenues decreased by $2.9 million or 15% in the 2013 period to $16.3 million as compared to $19.2 million in the 2012 period due to a decline in organic sales. During the 2013 period we continue to experience a decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products.

Royalty and license fee income during the 2013 period was $3.0 million compared to $3.1 million in the 2012 period a decrease of $0.1 million or 4%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2013 period was $19.1 million as compared to $17.5 million in the 2012 period, an increase of $1.6 million or 9%. The Company incurred increased costs due to higher reagent costs and supplies of $0.4 million, higher outside reference lab costs of $0.5 million and other lab support costs of $0.7 million, all attributed to the changes in the mix of tests offered to the ordering physician.

The cost of product revenues during the 2013 period was $8.3 million compared to $9.8 million in the 2012 period, a decrease of $1.5 million or 15%.The decrease is attributed to lower payroll costs of $0.5 million, lower overhead costs of $0.1 due to the business realignments during the second half of fiscal 2012, and $0.9 million due to lower product revenue.

Research and development expenses were approximately $2.0 million during the 2013 period, compared to $3.3 million in the 2012 period, a decrease of $1.3 million or 41%. The decrease was principally attributed to lower costs of $1.0 million at the Life Sciences segment due to lower payroll and related costs of $0.6 million, lower patent filing costs of $0.2 and overhead costs of $0.2 million due to a refocus of projects. The clinical trial and related activities at the Therapeutics segment decreased by $0.4 million due to lower payroll and related costs and patent filing fees as compared to the 2012 period. Research and development costs at the Clinical Labs segment were $0.1 million higher in the 2013 period compared to the 2012 period.

The Company’s selling, general and administrative expenses were approximately $22.3 million during the 2013 period and $23.9 million during the 2012 period, a decrease of $1.6 million or 7%. The Life Sciences segment selling, general and administrative decreased by $1.1 million due to the positive effects from the business realignments in the second half of fiscal 2012 resulting in lower payroll and related costs of $0.7 million, rent and facility costs of $0.3 million and $0.1 million in other operating costs. The Clinical Lab segment selling general and administrative decreased by $0.2 million primarily due to a decrease in personnel related costs. The Other selling general and administrative decreased by $0.3 million, primarily due to a decrease of $0.2 million in compensation and related expenses and a decrease in other costs of $0.1 million.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $2.9 million for the 2013 period as compared to $2.5 million in the 2012 period, primarily due to the change in the mix of payers. As a percentage of revenues the provision for uncollectible accounts receivable for the Clinical Lab segment increased to 9.7% from 8.5% in the 2012 period.

Legal expense was $3.1 million during the 2013 period compared to $1.9 million in the 2012 period, an increase of $1.2 million due to overall increases in legal services in the 2013 period for a patent litigation trial and other litigation related matters.

During the 2013 period, the gain on foreign currency transactions increased by $0.7 million as compared to the 2012 period. The gain in the period was due to the strengthening of foreign currencies relative to the US dollar. The Company is impacted by various foreign currencies including; the Swiss Franc, Euro and British pound.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $3.6 million for the 2013 period as compared to a loss of $1.8 million in the 2012 period, an increase of $1.8 million resulting from increased operating costs partially offset by increased service volume. The revenue from laboratory services increased in the 2013 period by $0.2 million. The net revenue for the period was negatively impacted by the aforementioned storm by approximately $1.3 million. The 2013 period gross profit of $9.4 million decreased from the 2012 period by $1.4 million or 13%. The slight increase in service revenues was offset by increases in cost of lab services, the negative impact from the storm affecting our service area and lower reimbursement rates from payers. Selling, general and administrative expense decreased by approximately $0.1 million primarily due to decreases in personnel costs. The provision for uncollectible accounts receivable increased by $0.4 million as compared to the 2012 period due to the changes in the mix of payers and as a percentage of revenues increased to 9.7% from 8.5% in the 2012 period.

Life Sciences

The Life Sciences segment’s income before taxes was $1.6 million for the 2013 period as compared to income of $0.1 million for the 2012 period. The segment’s gross profit was $11.0 million in the 2013 period, as compared $12.6 million in the 2012 period. Gross profit was negatively impacted by the decline in product revenues, offset by reduced payroll, facility and other costs resulting from realignments during fiscal 2012. Product revenues decreased by $2.9 million or 15% in the 2013 period to $16.3 million as compared to $19.2 million in the 2012 period due to a decline in organic sales. During the 2013 period we continue to experience a decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products. Royalty and license fee income of $3.0 million represented a decrease of $0.1 million as compared to the 2012 period and is primarily from the reported sales of Qiagen products subject to a license agreement.

The segment’s other operating expenses, including selling, general and administrative, legal, provision for uncollectible accounts and research and development, decreased by approximately $2.5 million during the 2013 period due to reduced research and development and selling, general and administrative of $2.1 million and lower legal of $0.4 million offset by an increase in provision for uncollectible accounts of $0.1. Due to the strengthening of foreign currencies during the 2013 period as compared to the 2012 period, the foreign currency gain increased by $0.7 million in the 2013 period.

Therapeutics

Therapeutics loss before income taxes was approximately $0.6 million for the 2013 period as compared to the $1.0 million in 2012 period due to lower payroll costs and lower clinical trial activities.

Other

The Other loss before taxes for the 2013 period was approximately $7.0 million as compared to $5.6 million for the 2012 period, an increase of $1.4 million. In the 2013 period legal expenses increased by $1.7 million due to overall increases in legal services directly related to a patent litigation trial and other legal activities. General and administrative costs decreased by $0.3 million due to lower compensation and related costs.

Liquidity and Capital Resources

At January 31, 2013, the Company had cash and cash equivalents of $10.0 million of which $2.5 million was in foreign accounts, as compared to cash and cash equivalents of $15.1 million, of which $2.5 million was in foreign accounts at July 31, 2012. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $13.7 million at January 31, 2013 compared to $21.4 million at July 31, 2012. The decrease in working capital of $7.7 million was primarily the result of the net loss and funding capital expenditures offset by changes in net operating assets and liabilities.

Net cash used in operating activities for the six months ended January 31, 2013 was approximately $4.6 million as compared to $3.6 million for the six months ended January 31, 2012. The increase in net cash used in operating activities in the 2013 period over the 2012 period of approximately $1.0 million was primarily due to an increase in the net loss, net of non-cash charges, of $1.1 million, partially offset by changes in operating assets and liabilities of $0.1 million, relating primarily to a decrease in accounts receivable and increases in current liabilities.

Net cash used in investing activities was approximately $0.6 million as compared to cash used of $1.7 million in the year ago period. The decrease in the 2013 period of $1.1 million is primarily due to an earnout payment of $1.1 million made in the 2012 period.

As previously disclosed in the Company’s Form 10-K for the year ended July 31, 2012, in the fourth quarter of fiscal 2012 the Company completed a review of all operating units and expects to reduce annual cash expenditures by $6.0 million in fiscal 2013 based on actions completed by September 1, 2012 which included, among other items, a realignment of our workforce, final integration of the acquired businesses at Life Sciences, rationalization of low margin products, a refocus of our research and development program toward higher value diagnostic platforms and the reduction in outside consulting costs. Through the six months ended January 31, 2013, the Company expects the aforementioned cost reductions in annual expenditures will be realized however, such reductions have been partially offset by higher than expected legal costs of approximately $1.2 million relating to patent litigation matters. Despite the challenging global economic environment, declining revenues in the Life Sciences reporting unit in fiscal 2013 attributed to macroeconomic concerns and customer research budgets, impacts of healthcare reform regulations and changes in payer policies affecting reimbursements to providers and the funding of research projects, the Company believes that its current cash and cash equivalents level is sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise funds through equity offerings, secure asset-based borrowings, or other sources of funds. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of the Form 10-K for the year ended July 31, 2012 and referred to above are unchanged, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

See our Form 10-K for the fiscal year ended July 31, 2012 for Forward Looking Cautionary Statements and Risk Factors.

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2012, except as noted in Note 7 - Other Liabilities.

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Three months ended January 31, 2013		Three months ended January 31, 2012
Revenue category
Medicare	$3,023	23%	$3,028	22%
Third-party payer	6,217	46	7,115	50
Patient self-pay	2,906	22	2,719	19
HMO’s	1,174	9	1,261	9
Total	$13,320	100%	$14,123	100%

	Six months ended January 31, 2013		Six months ended January 31, 2012
Revenue category
Medicare	$6,303	22%	$6,047	21%
Third-party payer	13,366	47	14,058	50
Patient self-pay	6,327	22	5,634	20
HMO’s	2,501	9	2,571	9
Total	$28,497	100%	$28,310	100%

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

Other than the Medicare program, one provider whose programs are included in the Third-party payers and Health Maintenance Organizations (“HMO’s”) categories represents approximately 22% and 21% of the Clinical Labs net revenues for the three months ended January 31, 2013 and 2012, respectively, and 21% for the six months ended January 31, 2013 and 2012. Another third party provider represents 10% and 13% of Clinical Labs net revenues for the three months ended January 31, 2013 and 2012, respectively and 10% for the six months ended January 31, 2013.

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

During the three months ended January 31, 2013 and 2012, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 85.7% and 84.6%, respectively, of gross billings. During the six months ended January 31, 2013 and 2012, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 85.2% and 84.6% respectively. The Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $1.9 million and $1.8 million for the six months ended January 31, 2013 and 2012, respectively, and a change in the net accounts receivable of approximately $0.6 million as of January 31, 2013.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At January 31, 2013 and July 31, 2012, approximately 59% and 55%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which $2.0 million or 39% and $2.3 million or 36% represents foreign receivables as of January 31, 2013 and July 31, 2012 respectively, includes royalty receivables of $1.0 million and $1.7 million, as of January 31, 2013 and July 31, 2012, respectively, from Qiagen (Note 9).

Net accounts receivable

Billing category	As of January 31, 2013		As of July 31, 2012
Clinical Labs
Medicare	$1,257	17%	$1,270	16%
Third party payers	3,367	46	3,478	45
Patient self-pay	2,461	33	2,655	35
HMO’s	302	4	330	4
Total Clinical Labs	7,387	100%	7,733	100%
Total Life Sciences	5,193		6,402
Total accounts receivable	$12,580		$14,135

Changes in the Company’s allowance for doubtful accounts are as follows:

	Six months ended January 31, 2013	Twelve months ended July 31, 2012

Beginning balance	$3,273	$3,488
Provision for doubtful accounts	2,929	5,104
Write-offs, net	(2,609)	(5,319)
Ending balance	$3,593	$3,273

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

The allowance for doubtful accounts primarily related to the Clinical Labs segment includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment, and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay.

During the six months ended January 31, 2013 and 2012, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with patients initially determined to have primary insurance and patients for whom primary insurance has paid but a co-pay or deductible portion remains outstanding. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the allowance estimates, which involves judgment.

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

As of January 31, 2013	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%
1-30 days	$28,871	53%	$3,687	40%	$16,376	50%	$4,987	63%	$3,821	88%
31-60 days	7,370	14%	980	10%	4,607	13%	1,713	22%	70	2%
61-90 days	6,024	11%	1,255	14%	3,402	10%	1,295	16%	72	2%
91-120 days	3,533	6%	630	7%	2,835	9%	(1)	0%	69	2%
121-150 days	2,468	5%	375	4%	1,945	6%	(2)	0%	150	3%
Greater than 150 days*	6,227	11%	2,338	25%	3,819	12%	(65)	-1%	135	3%
Totals	$54,493	100%	$9,265	100%	$32,984	100%	$7,927	100%	$4,317	100%

As of July 31, 2012	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%
1-30 days	$27,092	54%	$5,246	56%	$14,529	52%	$3,337	39%	$3,980	89%
31-60 days	8,282	17%	475	5%	4,566	17%	3,092	36%	149	3%
61-90 days	4,922	9%	964	10%	2,561	9%	1,257	15%	140	3%
91-120 days	3,758	8%	512	6%	2,124	8%	977	10%	145	3%
121-150 days	2,301	5%	515	6%	1,733	6%	—	0%	53	1%
Greater than 150 days*	3,701	7%	1,589	17%	2,072	8%	—	0%	40	1%
Totals	$50,056	100%	$9,301	100%	$27,585	100%	$8,663	100%	$4,507	100%

*	Total includes $2,581 fully reserved over 210 days as of January 31, 2013.

**	Total includes $1,178 fully reserved over 210 days as of July 31, 2012.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical decline of 10% in the value of the U.S. dollar versus foreign currencies at January 31, 2013, our assets and liabilities would decrease by $1.1 million and $0.7 million, respectively, and our net sales and net earnings (loss) would decrease by $1.0 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at January 31, 2013, our pre-tax earnings (loss) would be unfavorably impacted by approximately $0.4 million on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid money market accounts and U.S. Treasury bills. Changes in interest rates may affect the investment income we earn on these funds which are classified as cash equivalents and therefore affect our cash flows and results of operations. As of January 31, 2013, we were exposed to interest rate change market risk with respect to our cash equivalents of $3.5 million. The cash equivalents bear interest rates ranging from 0% to 0.05%. As of January 31, 2013, based on the cash equivalents held, it is determined we have no material interest rate risk.

As of January 31, 2013, we have fixed interest rate financing on transportation and equipment leases.

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

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2012 filed with the Securities and Exchange Commission, other than as noted in Note 11 to the consolidated financial statements as of January 31, 2013 and the six months then ended.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: March 12, 2013	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting
Officer, Treasurer and Director

