Form 10-Q
period 2013-04-30
ENZO BIOCHEM INC
filed 2013-06-10
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Yes ☐  No ☒

As of May 31, 2013, the Registrant had approximately 39,943,000 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
April 30, 2013

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	April 30, 2013 (unaudited)	July 31, 2012 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,644	$15,076
Accounts receivable, net of allowances	13,188	14,135
Inventories	9,271	8,800
Prepaid expenses and other	2,250	2,357
Total current assets	30,353	40,368

Property, plant and equipment, net	8,928	9,116
Goodwill	7,452	7,452
Intangible assets, net	10,416	11,780
Other	479	407
Total assets	$57,628	$69,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$9,185	$9,020
Accrued liabilities	11,234	9,818
Other current liabilities	313	118
Total current liabilities	20,732	18,956

Deferred taxes	671	938
Other liabilities	803	128
Total liabilities	$22,206	$20,022

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 39,676,518 at April 30, 2013 and 39,495,475 at July 31, 2012	397	395
Additional paid-in capital	302,525	304,358
Less treasury stock at cost: 216,566 shares at July 31, 2012	—	(3,074)
Accumulated deficit	(269,318)	(254,183)
Accumulated other comprehensive income	1,818	1,605
Total stockholders’ equity	35,422	49,101
Total liabilities and stockholders’ equity	$57,628	$69,123

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30
	2013	2012	2013	2012
Revenues:
Clinical laboratory services	$13,384	$15,242	$41,881	$43,552
Product revenues	8,265	9,574	24,574	28,819
Royalty and license fee income	949	1,133	3,982	4,302
Total revenues	22,598	25,949	70,437	76,673

Operating expenses:
Cost of clinical laboratory services	9,331	9,204	28,466	26,728
Cost of product revenues	4,219	4,689	12,546	14,511
Research and development	989	1,588	2,968	4,916
Selling, general, and administrative	11,032	11,854	33,340	35,727
Provision for uncollectible accounts receivable	928	1,193	3,857	3,648
Legal	1,708	943	4,850	2,835
Total operating expenses	28,207	29,471	86,027	88,365

Operating loss	(5,609)	(3,522)	(15,590)	(11,692)

Other income (expense):
Interest	(10)	(18)	(25)	(6)
Other	25	15	81	94
Foreign currency income (loss)	(214)	80	119	(243)
Loss before income taxes	(5,808)	(3,445)	(15,415)	(11,847)
Benefit (provision) for income taxes	38	34	280	(279)

Net loss	$(5,770)	$(3,411)	$(15,135)	$(12,126)

Net loss per common share:
Basic and diluted	$(0.15)	$(0.09)	$(0.38)	$(0.31)

Weighted average common shares outstanding:
Basic and diluted	39,553	38,825	39,381	38,676

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
Net loss	$(5,770)	$(3,411)	$(15,135)	$(12,126)
Other comprehensive income (loss):
Foreign currency translation adjustments	(39)	165	213	(1,425)
Comprehensive loss	$(5,809)	$(3,246)	$(14,922)	$(13,551)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended April 30, 2013
(UNAUDITED)
(Dollars In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity

Balance at July 31, 2012	39,495,475	216,556	$395	$304,358	$(3,074)	$(254,183)	$1,605	$49,101

Net (loss) for the period ended April 30, 2013	—	—	—	—	—	(15,135)	—	(15,135)
Vesting of restricted stock	99,137	—	1	—	—	—	—	1
Net proceeds from issuance of common stock	72,487	—	1	157	—	—	—	158
Stock based compensation charges	—	—	—	441	—	—	—	441
Issuance of common stock for employee 401(k) plan match	9,419	(216,556)	—	(2,431)	3,074	—	—	643
Other comprehensive income	—	—	—	—	—	—	213	213
Balance at April 30, 2013	39,676,518	—	$397	$302,525	—	$(269,318)	$1,818	$35,422
6

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(15,135)	$(12,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	2,003	2,155
Amortization of intangible assets	1,494	1,131
Provision for uncollectible accounts receivable	3,857	3,648
Income tax benefit	(280)	(89)
Share based compensation charges	437	595
Share based 401(k) employer match expense	496	453
Foreign currency transaction loss (gain)	(73)	148

Changes in operating assets and liabilities:
Accounts receivable	(2,884)	(2,398)
Inventories	(442)	(260)
Prepaid expenses and other	264	379
Accounts payable – trade	178	(713)
Accrued liabilities, other current liabilities and other liabilities	1,569	681
Total adjustments	6,619	5,730

Net cash used in operating activities	(8,516)	(6,396)

Cash flows from investing activities:
Purchases of short term investments	—	(30,000)
Maturities of short term investments	—	30,000
Capital expenditures	(772)	(979)
Security deposits and other	(72)	(52)
Earn-out payment	—	(1,150)
Net cash used in investing activities	(844)	(2,181)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3	—
Installment loan and capital lease obligation payments	(187)	(105)
Net cash used in financing activities	(184)	(105)

Effect of exchange rate changes on cash and cash equivalents	112	(232)

Decrease in cash and cash equivalents	(9,432)	(8,914)
Cash and cash equivalents - beginning of period	15,076	14,161
Cash and cash equivalents - end of period	$5,644	$5,247

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2013
and for the three and nine months ended
April 30, 2013 and 2012
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Clinical Labs, Enzo Life Sciences, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of April 30, 2013, the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2013 and 2012, the consolidated statements of cash flows for the nine months ended April 30, 2013 and 2012, and the consolidated statement of stockholders’ equity for the nine months ended April 30, 2013 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2012 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013.

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

Note 2 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for the three and nine months ended April, 2013 and 2012 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive, and as such is the same as basic weighted average shares outstanding.

During the three and nine months ended April 30, 2013 and 2012, potential shares from unvested restricted stock excluded from the computation of diluted net loss per share were approximately 17,000 and 0 and 31,000 and 55,000 shares, respectively.

For the three and nine months ended April 30, 2013 the effect of approximately 726,000 and 731,000 shares respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. During the three and nine months ended April 30, 2012, approximately 776,000 and 779,000 shares respectively were excluded from the calculation of diluted net loss per share.

Note 3 - Inventories

Inventories consist of the following:

	April 30, 2013	July 31, 2012

Raw materials	$1,071	$1,283
Work in process	2,597	2,821
Finished products	5,603	4,696
	$9,271	$8,800

Note 4 – Goodwill and intangible assets

Goodwill

At April 30, 2013 and July 31, 2012, the Company’s net carrying amount of goodwill, related to the Clinical Labs segment, is $7,452.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2012	$27,904	$(16,124)	$11,780
Amortization expense	—	(1,494)	(1,494)
Foreign currency translation	275	(145)	130
April 30, 2013	$28,179	$(17,763)	$10,416

Intangible assets consist of the following:

	April 30, 2013			July 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	(10,535)	$492	$11,027	$(10,439)	$588
Customer relationships	12,439	(5,185)	7,254	12,304	(4,356)	7,948
Website and acquired content	1,026	(964)	62	1,019	(874)	145
Licensed technology and other	500	(371)	129	485	(300)	185
Trademarks	3,187	(708)	2,479	3,069	(155)	2,914
Total	$28,179	(17,763)	10,416	$27,904	$(16,124)	$11,780

At April 30, 2013, information with respect to the intangibles acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	8 years
Trademarks	5 years	4 years
Other intangibles	4-10 years	2 years

At April 30, 2013, the weighted average useful lives of amortizable intangible assets were approximately seven years.

Note 5 – Accrued Liabilities and Other Current Liabilities

Accrued liabilities consist of the following as of:

	April 30, 2013	July 31, 2012
Legal	$3,927	$1,475
Payroll, benefits, and commissions	3,758	5,125
Professional fees	904	901
Research and development	701	696
Other	1,944	1,621
	$11,234	$9,818

Other current liabilities consist of the following as of:

	April 30, 2013	July 31, 2012
Capital lease obligations	$149	$—
Installment loans	164	118
	$313	$118
10

Note 6 – Other Liabilities

Other liabilities consist of the following as of:

	April 30, 2013	July 31, 2012
Capital lease obligations, net of short term	$540	$—
Installment loans, net of short term	263	128
	$803	$128

During the nine months ended April 30, 2013, the Company entered into a five year capital lease arrangement for lab equipment aggregating $768 and into various installment loans for lab and transportation equipment aggregating $288 for the Clinical Labs segment. Future minimum payments under the capital lease net of interest of $89 aggregates $689, including a short term debt portion of $149 included in other current liabilities. Future minimum payments under the installment loans aggregate $427, including a short term portion of $164 included in other current liabilities.

Note 7 – Stockholders’ Equity

Controlled Equity Offering

On March 28, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “Shares”). The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds received under the Sale Agreement. The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. The Shares will be issued pursuant to the Company’s Registration Statement which was declared effective on August 5, 2010 and the prospectus supplement, dated March 28, 2013, filed by the Company with the Securities and Exchange Commission. During the quarter ended April 30, 2013, the Company sold an aggregate of 72,487 shares of common stock under the Sales Agreement at an average price of $2.18 per share. Proceeds of $0.2 million which were received by May 3, 2013 are included in prepaid expenses and other in the balance sheet as of April 30, 2013.

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

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
Stock options	46	—	61	—
Restricted stock	94	168	380	595
	$140	$168	$441	$595
11

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
Cost of clinical laboratory services	$2	$3	$7	$8
Research and development	1	1	2	4
Selling, general and administrative	137	164	432	583
	$140	$168	$441	$595

No excess tax benefits were recognized during the three and nine month periods ended April 30, 2013 and 2012.

Stock option plans

The following table summarizes stock option activity during the nine month period ended April 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2012	736,490	$14.53
Awarded	336,817	$2.88
Exercised	—	$—
Cancelled	(346,662)	$11.82
Outstanding at end of period	726,645	$10.39	2.9 years	$—
Options vested at end of period	389,828	$2.88	1.2 years	$—

On January 17, 2013, the Company awarded 336,817 options to directors and certain officers with an exercise price of $2.88 and a five year term, of which 247,672 options vest over two years and 89,145 vest over three years. The weighted average assumptions used to fair value this option award were as follows: expected life of 3.3 years, expected volatility 60.8%, risk free interest rate of 0.45% and no dividend yield. As of April 30, 2013, none of these options were vested.

As of April 30, 2013, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $0.4 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is 1.9 years.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the nine months ended April 30, 2013 is as follows:

	Awards	Weighted Average Award Price
Unvested at July 31, 2012	257,583	$3.58
Awarded	37,000	$1.75
Vested	(99,137)	$2.91
Forfeited	(11,667)	$3.45
Unvested at end of period	183,779	$3.58
12

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of April 30, 2013, there was approximately $0.3 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of approximately one year.

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 2,322,000 shares as of April 30, 2013.

Note 8 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate benefit (provision) for the three months ended April 30, 2013 was a benefit of 0.7% compared to a benefit of 1.0% during the three months ended April 30, 2012. The Company’s effective tax rate benefit (provision) for the nine months ended April 30, 2013 was a benefit of 1.8% compared to a provision of (2.4%) during the nine months ended April 30, 2012. The tax benefit (provision) for the periods were based on state and local taxes and domestic and foreign tax for intangibles. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company files a consolidated Federal income tax return. The Company files combined returns with California, Michigan and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2010 through July 31, 2012.

Note 9 – Royalty and licensing income

The Company’s Life Science segment has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the three months ended April 30, 2013 and 2012, the Company recorded royalty income under the Agreement of approximately $0.9 million and $1.1 million, respectively. During the nine months ended April 30, 2013 and 2012, the Company recorded royalty income under the Agreement of approximately $4.0 million and $4.3 million.

13

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

14

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2013

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$13,384	—	—	—	$13,384
Product revenues	—	$8,265	—	—	8,265
Royalty and license fee income	—	949	—	—	949
	13,384	9,214	—	—	22,598
Operating expenses:
Cost of clinical laboratory services	9,331	—	—	—	9,331
Cost of product revenues	—	4,219	—	—	4,219
Research and development	61	625	$303	—	989
Selling, general and administrative	5,041	3,813	—	$2,178	11,032
Provision for uncollectible accounts receivable	887	41	—	—	928
Legal	115	21	—	1,572	1,708
Total operating expenses	15,435	8,719	303	3,750	28,207

Operating income (loss)	(2,051)	495	(303)	(3,750)	(5,609)

Other income (expense)
Interest	(12)	2	—	—	(10)
Other	6	12	—	7	25
Foreign currency income (loss)	—	(214)	—	—	(214)
Income (loss) before income taxes	$(2,057)	$295	$(303)	$(3,743)	$(5,808)

Depreciation and amortization included above	$354	$778	$4	$25	$1,161

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	1	—	—	1
Selling, general and administrative	11	$—	—	$126	137
Total	$13	$1	—	$126	$140

Capital expenditures	$148	$18	$—	$—	$166
15

Three months ended April 30, 2012

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$15,242	—	—	—	$15,242
Product revenues	—	$9,574	—	—	9,574
Royalty and license fee income	—	1,133	—	—	1,133
	15,242	10,707	—	—	25,949
Operating expenses:
Cost of clinical laboratory services	9,204	—	—	—	9,204
Cost of product revenues	—	4,689	—	—	4,689
Research and development	109	940	$539	—	1,588
Selling, general and administrative	5,301	4,369	—	$2,184	11,854
Provision for uncollectible accounts receivable	1,153	40	—	—	1,193
Legal	102	27	—	814	943
Total operating expenses	15,869	10,065	539	2,998	29,471

Operating income (loss)	(627)	642	(539)	(2,998)	(3,522)

Other income (expense)
Interest	(2)	(16)	—	—	(18)
Other	9	—	—	6	15
Foreign currency gain (loss)	—	80	—	—	80
Income (loss) before income taxes	$(620)	$706	$(539)	$(2,992)	$(3,445)

Depreciation and amortization included above	$275	$710	$11	$31	$1,027

Share-based compensation included in above:
Cost of clinical laboratory services	$3	—	—	—	$3
Research and development	—	$1	—	—	1
Selling, general and administrative	16	10	—	$138	164
Total	$19	$11	—	$138	$168

Capital expenditures	$264	$177	$—	$—	$441
16

The following financial information represents the operating results of the reportable segments of the Company:

Nine months ended April 30, 2013

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$41,881	—	—	—	$41,881
Product revenues	—	$24,574	—	—	24,574
Royalty and license fee income	—	3,982	—	—	3,982
	41,881	28,556	—	—	70,437
Operating expenses:
Cost of clinical laboratory services	28,466	—	—	—	28,466
Cost of product revenues	—	12,546	—	—	12,546
Research and development	236	1,800	$932	—	2,968
Selling, general and administrative	14,914	12,165	—	$6,261	33,340
Provision for uncollectible accounts receivable	3,656	201	—	—	3,857
Legal	272	58	—	4,520	4,850
Total operating expenses	47,544	26,770	932	10,781	86,027

Operating income (loss)	(5,663)	1,786	(932)	(10,781)	(15,590)

Other income (expense)
Interest	(34)	6	—	3	(25)
Other	31	32	—	18	81
Foreign currency income (loss)	—	119	—	—	119
Income (loss) before income taxes	$(5,666)	$1,943	$(932)	$(10,760)	$(15,415)

Depreciation and amortization included above	$1,017	$2,382	$19	$79	$3,497

Share-based compensation included in above:
Cost of clinical laboratory services	$7	—	—	—	$7
Research and development	—	$2	—	—	2
Selling, general and administrative	37	6	—	$389	432
Total	$44	$8	—	$389	$441

Capital expenditures	$579	$193	$—	$—	$772
17

Nine months ended April 30, 2012

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$43,552	—	—	—	$43,552
Product revenues	—	$28,819	—	—	28,819
Royalty and license fee income	—	4,302	—	—	4,302
	43,552	33,121	—	—	76,673
Operating expenses:
Cost of clinical laboratory services	26,728	—	—	—	26,728
Cost of product revenues	—	14,511	—	—	14,511
Research and development	224	3,125	$1,567	—	4,916
Selling, general and administrative	15,322	13,824	—	$6,581	35,727
Provision for uncollectible accounts receivable	3,571	77	—	—	3,648
Legal	214	529	—	2,092	2,835
Total operating expenses	46,059	32,066	1,567	8,673	88,365

Operating income (loss)	(2,507)	1,055	(1,567)	(8,673)	(11,692)

Other income (expense)
Interest	(3)	(3)	—	—	(6)
Other	33	42	—	19	94
Foreign currency gain (loss)	—	(243)	—	—	(243)
Income (loss) before income taxes	$(2,477)	$851	$(1,567)	$(8,654)	$(11,847)

Depreciation and amortization included above	$810	$2,350	$33	$93	$3,286

Share-based compensation included in above:
Cost of clinical laboratory services	$8	—	—	—	$8
Research and development	—	$4	—	—	4
Selling, general and administrative	41	51	—	$491	583
Total	$49	$55	—	$491	$595

Capital expenditures	$695	$284	$—	$—	$979
18

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

Note 12 – Subsequent Event

Subsequent to April 30, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) with an unrelated third party lender (the” Lender”) and borrowed $4.0 million. The Credit Agreement, which expires in December 2016, provides for borrowings against eligible receivables, as defined, of the Clinical Labs and Life Sciences segments, up to $8.0 million at a defined eligibility percentage. The borrowings under the Credit Agreement, which bear interest at the three month U.S. dollars LIBOR rate, which shall not be less than 1.25% per annum plus 4% per annum, are secured by primarily all the unencumbered U.S. assets of the Company excluding buildings and intellectual property which the Lender has a negative pledge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Our disclosure and analysis in this report, including but not limited to the information discussed in this Item 2, contain forward-looking information about our Company’s financial results and estimates, business prospects and products in research and development that involve substantial risks and uncertainties. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will”, and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign currency rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, and financial results.

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

Results of Operations
Three months ended April 30, 2013 as compared to April 30, 2012

Comparative Financial Data for the Three Months Ended April 30,

	2013	2012	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$13,384	$15,242	$(1,858)	(12)%
Product revenues	8,265	9,574	(1,309)	(14)
Royalty and license fee income	949	1,133	(184)	(16)
Total revenues	22,598	25,949	(3,351)	(13)

Operating expenses:
Cost of clinical laboratory services	9,331	9,204	127	1
Cost of product revenues	4,219	4,689	(470)	(10)
Research and development	989	1,588	(599)	(38)
Selling, general, and administrative	11,032	11,854	(822)	(7)
Provision for uncollectible accounts receivable	928	1,193	(265)	(22)
Legal	1,708	943	765	81
Total operating expenses	28,207	29,471	(1,264)	(4)

Operating loss	(5,609)	(3,522)	(2,087)	59

Other income (expense):
Interest	(10)	(18)	8	(44)
Other	25	15	10	67
Foreign currency (loss) income	(214)	80	(294)	(368)
Loss before income taxes	$(5,808)	$(3,445)	$(2,363)	69

Consolidated Results:

The “2013 period” and the “2012 period” refer to the three months ended April 30, 2013 and 2012, respectively.

Clinical laboratory services revenues for the 2013 period were $13.4 million compared to $15.2 million in the 2012 period. The 2013 period’s decrease over the 2012 period was $1.9 million or 12%. During the 2013 period, revenues were negatively impacted primarily from lower reimbursements rates from certain payors by $0.5 million, changes in payment policy from one payor of $0.4 million and $0.7 million attributed to reduced billing days in the 2013 period.

Product revenues decreased by $1.3 million or 14% in the 2013 period to $8.3 million as compared to $9.6 million in the 2012 period due to a decline in organic sales. During the 2013 period we continue to experience a decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products.

Royalty and license fee income during the 2013 period was $0.9 million compared to $1.1 million in the 2012 period, a decrease of $0.2 million or 16%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2013 period was $9.3 million as compared to $9.2 million in the 2012 period, an increase of $0.1 million or 1%. The Company incurred increased costs due to increased personnel and related costs of $0.3 and higher outside reference lab costs of $0.1 million partially offset by lower reagent costs and supplies of $0.1 million and lower other lab support costs of $0.1 million all attributed to changes in the mix of tests ordered by the ordering physician. The gross profit margin was 30% as compared to 40% in the 2012 period.

The cost of product revenues during the 2013 period was $4.2 million compared to $4.7 million in the 2012 period, a decrease of $0.5 million or 10%. The decrease is attributed to lower payroll costs of $0.1 million due to the business realignments during fiscal 2012 and $0.4 million due to lower product revenue.

Research and development expenses were approximately $1.0 million during the 2013 period, compared to $1.6 million in the 2012 period, a decrease of $0.6 million or 38%. The decrease was principally attributed to lower costs of $0.3 million at the Enzo Life Sciences segment due to lower payroll and related costs of $0.2 million and overhead costs of $0.1 million due to a refocus of projects and decrease in patent filing costs. The clinical trial and related activities at the Therapeutics segment decreased by approximately $0.3 million due to lower payroll and related costs and patent filing costs as compared to the 2012 period.

The Company’s selling, general and administrative expenses were approximately $11.0 million during the 2013 period and $11.8 million during the 2012 period, a decrease of $0.8 million or 7%. Enzo Life Sciences segment selling, general and administrative decreased by $0.6 million due to the positive effects from the business realignments in fiscal 2012 resulting in lower payroll and related costs of $0.3 million, rent and facility costs of $0.1 million and $0.3 million in other operating costs offset by higher amortization of $0.1 million. The Clinical Lab segment selling, general and administrative decreased $0.2 million primarily due to a decrease in personnel costs. The Other segment’s selling, general and administrative for 2013 was comparable with lower payroll and related costs of $0.1 million offset by increases in other costs of $0.1 million.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $0.9 million for the 2013 period as compared to $1.2 million in the 2012 period, primarily due to the change in payor mix and service volume and improvements in collection experience. As a percentage of revenues the provision for uncollectible accounts receivable for the Clinical Lab segment decreased to 6.6% from 7.6% in the 2012 period.

Legal expense was $1.7 million during the 2013 period compared to $0.9 million in the 2012 period, an increase of $0.8 million due to overall increases in legal services in the 2013 period for a patent litigation trial and other litigation related matters.

During the 2013 period, the loss on foreign currency transactions was $0.2 million as compared to a gain of $0.1 million in the 2012 period. The loss in the period was due to the weakening of foreign currencies relative to the US dollar.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $2.0 million for the 2013 period as compared to a loss of $0.6 million in the 2012 period, an increase of $1.4 million resulting from increased operating costs and the decreased service revenues related to the reduced reimbursement rates from certain payors and a change in payment policy from one payor. The revenue from laboratory services decreased in the 2013 period by $1.9 million or 12%. The 2013 period gross profit of $4.1 million decreased over the 2012 period by $2.0 million or 33% due to the decrease in service revenues and increases in cost of lab services. Selling, general and administrative expense decreased by approximately $0.2 million primarily due to lower payroll costs, directly the result of the decreased service revenues. The provision for uncollectible accounts receivable decreased in the 2013 period by $0.3 million as compared to the 2012 period and as a percentage of revenues decreased to 6.6% from 7.6% in the 2012 period.

Life Sciences

The Life Sciences segment’s income before taxes was $0.3 million for the 2013 period as compared to $0.7 million for the 2012 period. The segment’s gross profit was $5.0 million in the 2013 period, as compared $6.0 million in the 2012 period. Gross profit was negatively impacted by the decline in product revenues and royalties, offset by reduced payroll, facility and other costs of $0.2 million resulting from realignments during the last three quarters of fiscal 2012. Product revenues decreased by $1.3 million or 14% in the 2013 period to $8.3 million as compared to $9.6 million in the 2012 period due to a decline in organic sales. During the 2013 period we continue to experience a decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products. Royalty and license fee income of $0.9 million represented a decrease of $0.2 million as compared to the 2012 period and is primarily from the reported sales of Qiagen products subject to a license agreement. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, provision for uncollectible accounts decreased by approximately $0.9 million during the 2013 period due to reduced research and development and selling, general and administrative expenses resulting from planned business realignments in fiscal 2012. Due to the weakening of foreign currencies during the 2013 period as compared to the 2012 period, the foreign currency loss was $0.2 million compared to a gain of $0.1 million in the 2012 period.

Therapeutics

Therapeutics loss before income taxes was approximately $0.3 million for the 2013 period as compared to the $0.5 million in 2012 period due to lower payroll costs, overhead costs and lower clinical trial activities.

Other

The Other loss before taxes for the 2013 period was approximately $3.7 million as compared to $3.0 million for the 2012 period, an increase of $0.7 million. In the 2013 period legal expenses increased by $0.8 million due to overall increases in legal services directly related to a patent litigation trial and other legal activities. General and administrative were comparable to the 2012 period.

Results of Operations
Nine months ended April 30, 2013 as compared to April 30, 2012

Comparative Financial Data for the Nine Months Ended April 30,

	2013	2012	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$41,881	$43,552	$(1,671)	(4)%
Product revenues	24,574	28,819	(4,245)	(15)
Royalty and license fee income	3,982	4,302	(320)	(7)
Total revenues	70,437	76,673	(6,236)	(8)

Operating expenses:
Cost of clinical laboratory services	28,466	26,728	1,738	7
Cost of product revenues	12,546	14,511	(1,965)	(14)
Research and development	2,968	4,916	(1,948)	(40)
Selling, general, and administrative	33,340	35,727	(2,387)	(7)
Provision for uncollectible accounts receivable	3,857	3,648	209	6
Legal	4,850	2,835	2,015	71
Total operating expenses	86,027	88,365	(2,338)	(3)

Operating loss	(15,590)	(11,692)	(3,898)	33

Other income (expense):
Interest	(25)	(6)	(19)	317
Other	81	94	(13)	(14)
Foreign currency income	119	(243)	362	149
Loss before income taxes	$(15,415)	$(11,847)	$(3,568)	30

Consolidated Results:

The “2013 period” and the “2012 period” refer to the nine months ended April 30, 2013 and 2012, respectively.

Clinical laboratory services revenues for the 2013 period were $41.9 million compared to $43.6 million in the 2012 period. The 2013 period’s decrease over the 2012 period was $1.7 million or 4%. During the 2013 period the decrease in revenues was negatively impacted by approximately $1.3 million due to a severe storm affecting our service area in the last three days of the first quarter and the first week of the second quarter, lower reimbursements rates from certain payors of $1.4 million and changes in payment policy from one payor of $0.4 million partially offset by organic growth.

Product revenues decreased by $4.2 million or 15% in the 2013 period to $24.6 million as compared to $28.8 million in the 2012 period due to a decline in organic sales. During the 2013 period we continue to experience a decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products.

Royalty and license fee income during the 2013 period was $4.0 million compared to $4.3 million in the 2012 period a decrease of $0.3 million or 7%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2013 period was $28.5 million as compared to $26.7 million in the 2012 period, an increase of $1.7 million or 7%. The Company incurred increased costs due to increased payroll costs of $0.2 million, higher reagent costs and supplies of $0.3 million, higher outside reference lab costs of $0.7 million and other lab support costs of $0.3 million, all attributed to the changes in the mix of test offered to the ordering physician. In the 2013 period the gross profit margin was 32% as compared to 39% in the 2012 period.

The cost of product revenues during the 2013 period was $12.5 million compared to $14.5 million in the 2012 period, a decrease of $2.0 million or 14%.The decrease is attributed to lower payroll costs of $0.8 million and $0.2 in lower overhead costs due to the business realignments during fiscal 2012, and $1.0 million due to lower product revenue.

Research and development expenses were approximately $3.0 million during the 2013 period, compared to $4.9 million in the 2012 period, a decrease of $1.9 million or 40%. The decrease was principally attributed to lower costs of $1.3 million at the Enzo Life Sciences segment due to lower payroll and related costs of $0.7 million, lower patent filing costs of $0.3 and overhead costs of $0.3 million due to a refocus of projects. The clinical trial and related activities at the Therapeutics segment decreased by $0.6 million due to lower payroll and related costs and patent filing fees as compared to the 2012 period.

The Company’s selling, general and administrative expenses were approximately $33.3 million during the 2013 period and $35.7 million during the 2012 period, a decrease of $2.4 million or 7%. Enzo Life Sciences segment selling, general and administrative decreased by $1.7 million due to the positive effects from the business realignments in fiscal 2012 resulting in lower payroll and related costs of $1.0 million, rent and facility costs of $0.4 million and $0.3 million in other operating costs. The Clinical Lab segment selling general and administrative decreased by $0.4 million primarily due to a decrease in personnel related costs of $0.4 million. The Other selling general and administrative decreased by $0.3 million, primarily due to a decrease of $0.4 million in compensation and related expenses offset by increases in other costs of $0.1 million.

The provision for uncollectible accounts receivable primarily related to the Clinical Labs segment, was $3.8 million for the 2013 period as compared to $3.6 million in the 2012 period. The increase was due to increases of $0.1 million at Life Sciences and $0.1 million at Clinical Labs due to the change in the mix of payers. As a percentage of revenues the provision for uncollectible accounts receivable for the Clinical Lab segment increased to 8.7% from 8.2% in the 2012 period.

Legal expense was $4.8 million during the 2013 period compared to $2.8 million in the 2012 period, an increase of $2.0 million due to overall increases in legal services in the 2013 period for a patent litigation trial and other litigation related matters.

During the 2013 period, the gain on foreign currency transactions was $0.1 million as compared to a loss of $0.2 million in the 2012 period. The gain in the period was due to the strengthening of foreign currencies relative to the US dollar. The Company is impacted by various foreign currencies including the Swiss Franc, Euro and British pound.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $5.7 million for the 2013 period as compared to a loss of $2.5 million in the 2012 period, an increase of $3.2 million resulting from increased operating costs and decreased service volume. The revenue from laboratory services decreased in the 2013 period by $1.7 million due to negative impacts from the severe storm by approximately $1.3 million, the lower reimbursement rates from certain payors, and changes in payment policies from one payor. As a result of these revenue impacts, the 2013 period gross profit of $13.4 million decreased from the 2012 period by $3.4 million or 20%. Selling, general and administrative expense decreased by approximately $0.4 million primarily due to decreases in personnel costs. The provision for uncollectible accounts receivable increased by $0.1 million as compared to the 2012 period due to the changes in the mix of payers and as a percentage of revenues increased to 8.7% from 8.2% in the 2012 period.

Life Sciences

The Life Sciences segment’s income before taxes was $1.9 million for the 2013 period as compared to $0.9 million for the 2012 period. The segment’s gross profit was $16.0 million in the 2013 period, as compared $18.6 million in the 2012 period. Gross profit was negatively impacted by the decline in product revenues and royalties, offset by reduced payroll, facility and other costs resulting from realignments during fiscal 2012. Product revenues decreased by $4.2 million or 15% in the 2013 period to $24.6 million as compared to $28.8 million in the 2012 period due to a decline in organic sales. During the 2013 period we continue to experience a decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products. Royalty and license fee income of $4.0 million represented a decrease of $0.3 million as compared to the 2012 period and is primarily from the reported sales of Qiagen products subject to a license agreement. The segment’s other operating expenses, including selling, general and administrative, legal, provision for uncollectible accounts and research and development, decreased by approximately $3.3 million during the 2013 period due to reduced research and development and selling, general and administrative of $3.0 million and lower legal of $0.5 million offset by an increase in provision for uncollectible accounts of $0.1. Due to the strengthening of foreign currencies during the 2013 period as compared to the 2012 period, the foreign currency gain was $0.1 million as compared to a loss of $0.2 million in the 2012 period.

Therapeutics

Therapeutics loss before income taxes was approximately $0.9 million for the 2013 period as compared to $1.6 million in 2012 period due to lower payroll costs of $0.2 million, lower materials and overhead costs of $0.4 million and lower clinical trial activities of $0.1 million

Other

The Other loss before taxes for the 2013 period was approximately $10.8 million as compared to $8.7 million for the 2012 period, an increase of $2.1 million. In the 2013 period legal expenses increased by $2.4 million due to overall increases in legal services directly related to a patent litigation trial and other legal activities. General and administrative costs decreased by $0.3 million due to lower compensation and related costs of $0.4 million offset by increases in other costs of $0.1 million.

Liquidity and Capital Resources

At April 30, 2013, the Company had cash and cash equivalents of $5.6 million of which $2.1 million was in foreign accounts, as compared to cash and cash equivalents of $15.1 million, of which $2.5 million was in foreign accounts at July 31, 2012. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $9.6 million at April 30, 2013 compared to $21.4 million at July 31, 2012. The decrease in working capital of $11.8 million was primarily the result of the net loss and funding capital expenditures offset by changes in net operating assets and liabilities.

Net cash used in operating activities for the nine months ended April 30, 2013 was approximately $8.5 million as compared to $6.4 million for the nine months ended April 30, 2012. The increase in net cash used in operating activities in the 2013 period over the 2012 period of approximately $2.1 million was primarily due to an increase in the net loss and non-cash charges of $3.1 million, partially offset by changes in operating assets and liabilities of $1.0 million, relating primarily to an increase in accounts receivable and increases in current liabilities.

Net cash used in investing activities was approximately $0.8 million as compared to cash used of $2.2 million in the year ago period. The decrease in the 2013 period of $1.4 million is primarily due to an earnout payment of $1.1 million made in the 2012 period and $0.2 million of lower capital expenditures.

Subsequent to April 30, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) with an unrelated third party lender (the” Lender”) and borrowed $4.0 million. The Credit Agreement, which expires in December 2016, provides for borrowings against eligible receivables, as defined, of the Clinical Labs and Life Sciences segments, up to $8.0 million at a defined eligibility percentage. The borrowings under the Credit Agreement, which bear interest at the three month U.S. dollars LIBOR rate, which shall not be less than 1.25% per annum plus 4% per annum, are secured by primarily all the unencumbered U.S. assets of the Company excluding buildings and intellectual property which the Lender has a negative pledge.

As previously disclosed in the Company’s Form 10-K for the year ended July 31, 2012, in the fourth quarter of fiscal 2012 the Company completed a review of all operating units and expects to reduce annual cash expenditures by $6.0 million in fiscal 2013 based on actions completed by September 1, 2012 which included, among other items, a realignment of our workforce, final integration of the acquired businesses at Life Sciences, rationalization of low margin products, a refocus of our research and development program toward higher value diagnostic platforms and the reduction in outside consulting costs. Through the nine months ended April 30, 2013, the Company expects the aforementioned cost reductions in annual expenditures will be realized however, such reductions have been partially offset by higher than expected legal costs of approximately $2.0 million relating to patent litigation matters. Despite the challenging global economic environment, declining revenues in the Life Sciences reporting unit in fiscal 2013 attributed to macroeconomic concerns and customer research budgets, impacts of healthcare reform regulations and changes in payer policies affecting reimbursements to providers and the funding of research projects, the Company believes that its current cash and cash equivalents level, utilization of the Controlled Equity Offering program disclosed in Note 7, and available borrowings under the aforementioned Revolving Loan and Security Agreement disclosed in Note 12 are sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources of funds. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of the Form 10-K for the year ended July 31, 2012 and referred to above are unchanged, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

See our Form 10-K for the fiscal year ended July 31, 2012 for Forward Looking Cautionary Statements and Risk Factors.

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2012, except as noted in Note 7 - Other Liabilities and additional equipment operating leases expiring through 2020 aggregating $1.7 million.

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Three months ended April 30, 2013		Three months ended April 30, 2012
Revenue category
Medicare	$2,989	22%	$3,292	22%
Third-party payer	6,257	47	7,659	50
Patient self-pay	2,814	21	2,989	20
HMO’s	1,324	10	1,302	8
Total	$13,384	100%	$15,242	100%

	Nine months ended April 30, 2013		Nine months ended April 30, 2012
Revenue category
Medicare	$9,307	22%	$9,340	21%
Third-party payer	19,586	47	21,717	50
Patient self-pay	9,156	22	8,622	20
HMO’s	3,832	9	3,873	9
Total	$41,881	100%	$43,552	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. The Company believes that it is in compliance with all applicable laws and regulations although at times the Company receives inquiries from payors. The Company is not aware of any pending or asserted claims involving allegations of potential wrongdoing.

Other than the Medicare program, one provider whose programs are included in the Third-party payers and Health Maintenance Organizations (“HMO’s”) categories represents approximately 23% and 21% of the Clinical Labs net revenues for the three months ended April 30, 2013 and 2012, respectively, and 22% and 21% for the nine months ended April 30, 2013 and 2012, respectively. Another third party provider represents 9% and 13% of Clinical Labs net revenues for the three months ended April 30, 2013 and 2012, respectively and 10% and 13% for the nine months ended April 30, 2013 and 2012 respectively.

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

During the three months ended April 30, 2013 and 2012, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 85.6% and 84.8%, respectively, of gross billings. During the nine months ended April 30, 2013 and 2012, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 85.4% and 84.7% respectively. The Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $2.9 million and $2.8 million for the nine months ended April 30, 2013 and 2012, respectively, and a change in the net accounts receivable of approximately $0.6 million as of April 30, 2013.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At April 30, 2013 and July 31, 2012, approximately 59% and 55%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which $2.3 million or 43% and $2.3 million or 36% represents foreign receivables as of April 30, 2013 and July 31, 2012 respectively, includes royalty receivables of $1.0 million and $1.7 million, as of April 30, 2013 and July 31, 2012, respectively, from Qiagen (Note 9).

Net accounts receivable

Billing category	As of April 30, 2013		As of July 31, 2012
Clinical Labs
Medicare	$1,101	14%	$1,270	16%
Third party payers	3,853	50	3,478	45
Patient self-pay	2,494	32	2,655	35
HMO’s	327	4	330	4
Total Clinical Labs	7,775	100%	7,733	100%
Total Life Sciences	5,413		6,402
Total accounts receivable	$13,188		$14,135

Changes in the Company’s allowance for doubtful accounts are as follows:

	Nine months ended April 30, 2013	Twelve months ended July 31, 2012
Beginning balance	$3,273	$3,488
Provision for doubtful accounts	3,857	5,104
Write-offs, net	(3,803)	(5,319)
Ending balance	$3,327	$3,273

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

During the nine months ended April 30, 2013 and 2012, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of April 30, 2013	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%
1-30 days	$28,391	52%	$3,967	58%	$17,093	48%	$3,457	45%	$3,874	92%
31-60 days	7,369	14%	624	9%	4,987	14%	1,685	22%	73	2%
61-90 days	6,159	11%	619	9%	3,938	11%	1,559	20%	43	1%
91-120 days	4,332	8%	351	5%	2,999	8%	938	13%	44	1%
121-150 days	2,638	5%	195	3%	2,392	7%	—	0%	51	1%
Greater than 150 days*	5,549	10%	1,111	16%	4,320	12%	—	0%	118	3%
Totals	$54,438	100%	$6,867	100%	$35,729	100%	$7,639	100%	$4,203	100%

As of July 31, 2012	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%
1-30 days	$27,092	54%	$5,246	56%	$14,529	52%	$3,337	39%	$3,980	89%
31-60 days	8,282	17%	475	5%	4,566	17%	3,092	36%	149	3%
61-90 days	4,922	9%	964	10%	2,561	9%	1,257	15%	140	3%
91-120 days	3,758	8%	512	6%	2,124	8%	977	10%	145	3%
121-150 days	2,301	5%	515	6%	1,733	6%	—	0%	53	1%
Greater than 150 days*	3,701	7%	1,589	17%	2,072	8%	—	0%	40	1%
Totals	$50,056	100%	$9,301	100%	$27,585	100%	$8,663	100%	$4,507	100%

*	Total includes $1,702 fully reserved over 210 days as of April 30, 2013.

**	Total includes $1,178 fully reserved over 210 days as of July 31, 2012.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical decline of 10% in the value of the U.S. dollar versus foreign currencies at April 30, 2013, our assets and liabilities would decrease by $1.1 million and $0.7 million, respectively, and our net sales and net earnings (loss) would decrease by $1.3 million and $0, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at April 30, 2013, our pre-tax earnings (loss) would be unfavorably impacted by approximately $0.4 million on an annual basis.

Interest Rate Risk

Our excess cash is invested in highly liquid money market accounts. Changes in interest rates may affect the investment income we earn on these funds which are classified as cash equivalents and therefore affect our cash flows and results of operations. As of April 30, 2013, we were exposed to interest rate change market risk with respect to our cash equivalents of $0.5 million. The cash equivalents bear interest rates ranging from 0% to 0.05%. As of April 30, 2013, based on the cash equivalents held, it is determined we have no material interest rate risk.

As of April 30, 2013, we have fixed interest rate financing on transportation and equipment leases.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2012 filed with the Securities and Exchange Commission, other than as noted in Note 11 to the consolidated financial statements as of April 30, 2013 and the nine months then ended.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: June 10, 2013	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director
37