Form 10-K
period 2013-07-31
ENZO BIOCHEM INC
filed 2013-10-15
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $102,630,000 as of January 31, 2013

The number of shares of the Company’s common stock, $.01 par value, outstanding at October 1, 2013 was 41,180,742.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 15, 2014 are incorporated by reference into Part III of this annual report.

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

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprising 145 key issued patents worldwide, and over 160 pending patent applications, along with extensive enabling technologies and platforms.

Operating Segments

We are comprised of three operating segments, of which the Therapeutics and Life Sciences segments have evolved out of our core competencies: the use of nucleic acids as informational molecules and the use of compounds for immune modulation and augmented by the previous acquisitions of a number of related companies. Information concerning sales by geographic area and business segments for the years ended July 31, 2013, 2012 and 2011 is located in Note 15 in the Notes to Consolidated Financial Statements.

Below are brief descriptions of each of our operating segments:

Enzo Clinical Labs is a regional clinical laboratory serving the New York, New Jersey and Eastern Pennsylvania medical communities. The Company believes having clinical diagnostic services allows us to capitalize first hand on our extensive advanced technological capabilities and the broader trends in predictive and personalized diagnostics. Enzo Clinical Labs offers a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, and search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of over 35 patient service centers throughout New York and New Jersey, a stand-alone “stat” or rapid response laboratory in New York City and a full-service phlebotomy, in-house logistics department, and information technology department.

Enzo Life Sciences manufactures, develops and markets products and tools to life sciences, drug development and clinical research customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences, Inc. is a recognized leader in labeling and detection technologies across research and diagnostic markets. Our strong portfolio of proteins, antibodies, peptides, small molecules, labeling probes, dyes and kits provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. We are internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 7,500 of our own products and in addition distribute over 30,000 products made by over 40 other original manufacturers. Our strategic focus is directed to innovative diagnostic platforms and high quality research reagents and kits in the primary key research areas of genomics, cellular analysis, small molecule chemistry, protein homeostasis epigenetics immunoassays and assay development.

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

The Company’s primary sources of revenue have historically been from the clinical laboratory services provided to the healthcare community and product revenues and royalty and licensing of Life Sciences’ products utilized in life science research. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2013, 2012 and 2011 in $000’s and percentages:

Fiscal year ended July 31,	2013		2012		2011

Clinical laboratory services	$55,889	59%	$59,403	58%	$52,762	52%
Product revenues	32,526	35	37,722	37	41,830	41
Royalty and license fee income	5,292	6	5,958	5	7,437	7
Total	$93,707	100%	$103,083	100%	$102,029	100%

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

We believe this market will continue to grow as a result of:

•	long term commitment to research spending by academic, government and private organizations to determine the function and clinical relevance of the gene sequences and proteins that have been identified by genome research,

•	development of commercial applications based on information derived from this research; and

•	ongoing advancements in tools that accelerate these research and development activities.

Clinical diagnostics

The clinical diagnostics market has been reported by industry sources to be greater than $22 billion annually domestically and over $44 billion worldwide. It is comprised of a broad range of tests based on clinical chemistry, microbiology, immunoassays, genomics, proteomics, gene expression profiling blood banking, and cancer screening assays through histology as well as newer body fluid based approaches. Many of these tests employ traditional technologies, such as immunoassays and cell culture technologies, for the detection of diseases.

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

According to industry sources, the market for molecular diagnostic tools, assays and other products is currently more than $6 billion per year, and is acknowledged as one of the fastest growing segments in the in-vitro diagnostic industry, growing at more than twice the rate of traditional diagnostics. Contributing to this growth is, among other factors:

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
4

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

We have research and clinical collaborations with other institutions including Hadassah University Medical Center in Jerusalem, Israel relating to our immune regulation technology. Through collaborations such as these and other licensing agreements we continue to develop novel therapeutics for the stimulation and enhancement of bone formation and glucose control, among others. Such products, if any, emanating from this technology could provide potential therapy for bone disorders, including bone loss, bone fractures, periodontitis, diabetes and other indications. There can be no assurance that any of these collaborative projects will be successful.

Enzo Life Sciences maintains relationships with academic and commercial groups worldwide in sourcing and commercializing high value reagents developed by leading academics.

Similarly, we may seek to fully exploit the commercial value of our technology by partnering with for-profit enterprises in specific areas in order to act on opportunities that can be accretive to our efforts in accelerating our development program.

Apply our biomedical research technology to the clinical diagnostics market

We have an extensive library of probes for the detection of various diseases. We have developed a standardized testing format that can permit multiple diagnoses to be performed on the same specimen thereby potentially reducing the need for multiple physician visits to obtain additional samples.

Exploit our marketing and distribution infrastructure

Enzo Life Sciences has developed its sales and marketing infrastructure to directly service its end users, while simultaneously positioning the Company for targeted product line expansion. Our global sales, marketing, manufacturing, product development and distribution infrastructure, have now been integrated and consolidated into a single global business. Enzo Life Sciences operates, under its own name, worldwide through wholly owned subsidiaries (in USA, Switzerland, Benelux, Germany, and the UK), a branch office in France and a network of third party distributors in most other significant markets worldwide.

Expand our collaborations with major life sciences companies

We intend to seek opportunities to secure strategic partnerships and assert our intellectual property estate with multiple market participants. Further, we will look to advance proprietary business opportunities.

The Company has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. In the license agreement, Qiagen was granted a world-wide, non-exclusive license to the Company U.S. Patent number 6,222,581, which is related to the use of a methodology called “hybrid-capture” in which certain nucleic acid probes are hybridized to target nucleic acids and then captured indirectly on a solid surface. The resulting nucleic acid hybrids are then detected by antibodies conjugated to signal-generating molecules which produce an amplified signal allowing for more sensitive detection of the resultant hybrids. This platform is one of the most desirable formats for the detection of nucleic acids in a reliable and economic manner, and has formed the basis for one of the most commonly ordered genomic-based assays. See Note 12 to the Notes to Consolidated Financial Statements.

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

Expand and protect our intellectual property estate

Since our inception, we have followed a strategy of creating a broad encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During Fiscal 2013 we were issued 32 patents and expanded our patent estate in the area of nucleotides, amplification, labeling and detection, among others.

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

Amplification

In the early stages of infection, a pathogen may be present in very small amounts and consequently may be difficult to detect. Using DNA amplification, samples can be treated to cause a pathogen’s DNA to be replicated, or amplified, to detectable levels. We have developed a proprietary amplification process for multicopy production of nucleic acid, as well as proprietary techniques for amplifying the signals of our probes to further improve sensitivity. Our amplification technologies are particularly useful for the early detection of very small amounts of target DNA. We have also developed isothermal amplification procedures that can be performed at constant temperatures, unlike polymerase chain reaction (PCR) the most commonly used method of target nucleic acid amplification. These platform technologies could thus potentially lead to assays with advantages over PCR-based tests which require expensive heating and cooling systems or specialized heat-resistant enzymes. Moreover, our AmpiProbe™ Nucleic Acid Amplification Platform, because of the reduced amount of starting material needed for analysis, may lead to a next-generation of molecular-based diagnostics that can impart higher sensitivity at lower cost than currently available assays.

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

Further investigation into the design and control of this system has allowed our scientists and their collaborators to determine the structure of key regulatory proteins and to identify active sites that can then become targets for Enzo’s proprietary technology generating system. Our technology is capable of generating active compounds that range from orally delivered small molecules to peptides, oligonucleotides or antibodies. We have performed pioneering work on the structure and function of LRP and its ligands, developed a screening technology to identify active compounds, and have synthesized proprietary molecules capable of producing biological effects in cell-based systems and animal models of disease. Specifically, this system allows the Company to successfully:

•	generate biological, genetic, and structural information concerning LRP;

•	determine the structure of LRP docking sites of its ligands;

•	identify the functionally important residues via site-directed mutagenesis;

•	build the fine structure map and employ it as the basis for virtual screening;
8

•	show that compounds specifically bind to wild type LRP5, but not to mutated LRP5;

•	generate a cell-based assay capable of identifying active compounds; and

•	synthesize proprietary molecules that are active in animal models of disease.

Through this novel, proprietary, functional screening system, we have identified small molecules capable of reversing sclerostin-mediated inhibition of Wnt signaling. Preclinical animal studies with several candidate lead compounds produced the following results:

•	significant increases in total and femoral bone density through new bone formation;

•	significant reduction in alveolar bone loss; and

•	significant reduction in bone resorption.

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

Enzo Life Sciences – “Scientists enabling Scientists”

Enzo Life Sciences is a positioned as a leading manufacturer and supplier of high quality reagents, kits and products supplied to customers in Life Sciences Research, Clinical Research and Drug Development. With direct sales operations in US, Switzerland, Germany, UK, France and Benelux, Enzo Life Sciences also supports its 7,000 products through a global network of dedicated distributors.

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
10

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

In Fiscal 2012 the Company created a five year branding plan that would provide more emphasis around the Enzo Life Sciences brand, which currently encompasses the acquired brands, and over a five (5) year period reduce the emphasis of the acquired brands, Alexis, Biomol International, Assay Designs and Stressgen. The Company intends to maintain the rights to the acquired brands which have long product history. The Company believes the emphasis on the Enzo Life Sciences brand will result in stronger and clearer brand awareness and allow the Company to execute the sale of higher value products and promote more products into the drug development, clinical research and diagnostic markets.

Therapeutic Development Programs

We have a number of therapeutic products in various stages of development that are based on our proprietary platform technologies. Our therapeutic programs are described below.

Autoimmune Uveitis

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

Based on the results from the German study, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Eye Institute (NEI), part of the National Institutes of Health (“NIH”), for further development of our candidate compound Optiquel® for the treatment of autoimmune uveitis. In October 2010, we announced the initiation of a human clinical trial. Currently, patients have been enrolled and are being treated. Under the terms of the CRADA, the NEI and Enzo will share the development costs of the studies and Enzo will supply its proprietary compound, Optiquel™. The agreement additionally includes non-clinical research focusing on the use of various compounds that may serve to enhance the immune mediated oral tolerance response to specific antigens. Such research may be applicable across the entire spectrum of the Company’s immune regulation platform. The clinical trial is currently ongoing, and patients are being monitored, at the NEI to assess the safety and efficacy of Optiquel®. The study is designed as a randomized, double-masked, placebo-controlled proof-of-concept study with a long-term follow-up.

We previously had filed with the regulatory authorities in Europe, and Optiquel™ has been granted orphan status under European regulations. We may apply for the same in the U.S. since Orphan status designation can confer both financial and marketing benefits.

Inflammatory bowel diseases

We believe Alequel™, Enzo’s proprietary candidate drug based on our immune regulation technology may be used to treat inflammatory bowel disease (IBD), including ulcerative colitis and Crohn’s Disease. According to the Crohn’s and Colitis Foundation, approximately one million people in the United States suffer from IBD. Although the cause of these disorders remains unknown, various features suggest immune system involvement in their pathogenesis.

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

One of the most challenging problems in clinical dentistry is the loss of alveolar bone. Alveolar bone loss is characterized by the reduction in height and volume of the maxillary and mandibular bones that underlie and support the teeth. The primary causes of alveolar bone loss are periodontitis and tooth loss, although osteoporosis may also contribute. The lack of an effective treatment for periodontal bone loss has encouraged the continued search for a successful therapeutic approach.

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

For fiscal years ended July 31, 2013, 2012 and 2011, respectively, approximately 59%, 58% and 52% of the Company’s revenues were derived from the clinical laboratory. At July 31, 2013 and 2012, respectively, approximately 60% and 55% and of the Company’s net accounts receivable were derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its third party payers that insure individuals.

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

Revenues, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2013, 2012 and 2011 were approximately 22%, 21% and 22% respectively, of the clinical laboratory segment’s total revenue. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed.

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

Other than the Medicare program, revenues from United Healthcare of New York, Inc. represented approximately 13%, 21% and 22% of the Clinical Labs segment’s net revenue for the fiscal year ended July 31, 2013, 2012 and 2011, respectively. Another third party provider represents 9%, 13% and 11% of the Clinical Labs segment’s net revenue for the fiscal years ended July 31, 2013, 2012 and 2011, respectively. Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies and the Federal Medicare Program, all of which have different requirements. In both New York and New Jersey, the law prohibits the Company from billing the ordering physician. Compliance with applicable laws and regulations as well as, internal compliance policies and procedures adds further complexity to the billing process. We depend on the ordering physician to provide timely, accurate billing demographic and diagnostic coding information to us. Additional factors complicating the billing process include:

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

The established Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.9% for five years beginning in 2010 and also includes a productivity adjustment which reduces the Consumer Price Index (“CPI”) market basket update beginning in 2011. Based on these calculations, the Medicare Fee Schedule was reduced in calendar year 2011 by 1.75%, increased in calendar year 2012 by 0.65%, and decreased in calendar year 2013 by 2.95%. Future reductions/increases may occur depending on percentage changes in the CPI-U. In connection with recent government sequestration Medicare reimbursement rate were further reduced by 2% in April 2013.The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation establishes the Independent Payment Advisory Board (“IPAB”), which will be responsible, beginning in 2014, annually to submit proposals aimed at slowing Medicare cost growth while preserving quality.

If the projected growth in per capita Medicare costs exceeds a specified target level, the IPAB must submit proposals to reduce or eliminate the difference. For calendar years 2015 through 2019, the target growth rate is the average of the increases in the consumer price index and the medical consumer price index; for 2020 and thereafter, the target growth rate is the rate of increase in gross domestic product per capita plus one percent point. If it is necessary for the IPAB to submit proposals, they will automatically be implemented unless Congress enacts alternative proposals that achieve the same savings targets. We could experience a significant decrease in revenue from Medicare as a result of this legislation, which could have a material adverse effect on us.

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

In the fiscal years ended July 31, 2013, 2012 and 2011, the Company incurred costs of approximately $3.9 million, $6.3 million and, $7.8 million, respectively, for research and development activities. During fiscal 2013, the Company’s research and development program was refocused to areas that had greater opportunity to maximize revenues.

Internal Research Programs

Our professional staff, including 57 with post graduate degrees, performs our internal research and development activities. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

External Research Collaborations

We have and continue to explore collaborative relationships with prominent companies and leading-edge research institutions in order to maximize the application of our technology in areas where we believe such relationship will benefit the development of our technology.

Sales and Marketing

Our sales and marketing strategy for Enzo Life Sciences is to sell our life science products through: (i) direct sales to end-users under the Enzo Life Sciences name, with direct recognition to our acquired brands (ii) direct sales to end users under the Axxora electronic market place name (iii) supply agreements with manufacturers and (iv) distributors in major geographic markets. We operate with an understanding of local markets and a well-functioning distribution network system across the globe. Scientists around the world who recognize the brands (Alexis, Assay Designs, Biomol, Enzo and Stressgen) now receive products directly from Enzo Life Sciences where we are recognized for innovative high quality products, supported directly by our qualified technical staff. We sell the same products through our Axxora electronic market place which is also the source for life science research reagents from over 40 original manufacturers. Our direct marketing and sales network includes fully-owned subsidiaries (USA, Switzerland, Germany, Benelux, and UK), a branch office in France and a network of third party distributors in most other significant markets worldwide.

For Enzo Clinical Labs, we focus our sales efforts on obtaining and retaining profitable accounts. We market the clinical laboratory services to a broad range of ordering physicians in the metro New York, New Jersey and Eastern Pennsylvania region through our direct sales force who are supported by customer service and patient service representatives. We monitor and where appropriate, change the service levels and terminate ordering physician accounts that are not profitable. We are focusing our efforts to attract and retain clients who participate with the providers with whom we have regional contracts and are consistently looking to add higher value molecular and esoteric testing, both internally developed and with partners, to our menu to assist sales in new account penetration as well as to improve our level of service to existing clients

Distribution Arrangements

We also distribute our life science products internationally through a network of distributors. Through these arrangements, we are able to leverage the established marketing and distribution infrastructure of these companies in certain market places.

Competition

We compete with other life science and biotechnology companies, as well as pharmaceutical, chemical and other companies. Competition in our industry is intense. Many of these companies are performing research targeting the same technology, applications and markets. Many of these competitors are significantly larger than we are and have more resources than we do. The primary competitive factors in our industry are the ability to create scientifically advanced technology, offer innovative products at the forefront of technological development to targeted market segments, successfully develop and commercialize products on a timely basis, establish and maintain intellectual property rights and attract and retain a breadth and depth of human resources.

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

At the end of fiscal 2013 we owned or licensed over 140 patents relating to products, methods and procedures resulting from our internal or sponsored research projects. There can be no assurance that patents will be issued on pending applications or that any issued patents will not be challenged (see Item 3, Legal Proceedings), or that they will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology. We also rely on our trade secrets and continuing technological innovation. We require each of our employees to sign a confidentiality agreement that prohibits the employee from disclosing any confidential information about us, including our technology or trade secrets.

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

REGULATION AFFECTING OUR BUSINESSES

Clinical Laboratory

The clinical laboratory industry is subject to significant federal and state regulation, including inspections and audits by governmental agencies. Governmental authorities may impose fines, criminal penalties or take other actions to enforce laws and regulations, including, but not limited to, revocation of a clinical laboratory’s federal certification to operate a clinical laboratory. Changes in regulation may also increase the cost of performing clinical laboratory tests, increase administrative requirements, or decrease the amount of reimbursement. Our clinical laboratory and (where applicable) patient service centers are licensed and accredited by the appropriate federal and state agencies.

CLIA (The Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988) regulates virtually all clinical laboratories. Among other things, CLIA requires certification by the federal government and compliance with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal laws. Many clinical laboratories must meet other governmental standards, undergo proficiency testing and inspections. Clinical laboratory certificates or licenses are also required by various state and local laws.

CLIA places all tests into one of three categories of complexity (waived, moderate complexity and high complexity) and establishes varying requirements depending upon the complexity category of the test performed. A laboratory that performs high complexity tests must meet more stringent requirements than a laboratory that performs only moderate complexity tests, while those that perform only waived tests may apply for a certificate of waiver from most CLIA requirements. Our facility is certified to perform high complexity tests. In general, regulations promulgated by the United States Department of Health and Human Services (“HHS”) require laboratories that perform high or moderate complexity tests to implement systems that ensure the accurate performance and reporting of test results, establish quality control and quality assurance systems, ensure that personnel meet specified standards, conduct proficiency testing by approved agencies, and undergo biennial inspections, among other requirements.

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

Therefore, as long as New York maintains its CLIA-exempt status, laboratories in New York, including our laboratory, are regulated under New York law rather than CLIA. Our laboratory is licensed in New York and has continuing programs to ensure that its operations are in compliance with all applicable regulatory requirements.

Sanctions for non-compliance with applicable regulations may include, but are not limited to, suspension, revocation, or limitation of a laboratory’s CLIA certificate, as well as fines and criminal penalties. The loss of, or adverse action against, a certificate or license, the imposition of fines, penalties or other sanctions, or future changes in Federal, state or local laboratory laws and regulations (or in the interpretation of current laws and regulations) could have a material adverse effect on our business.

Billing and reimbursement for clinical laboratory testing is subject to complex federal and state laws, rules and regulations, the violation of which may include, but is not necessarily limited to: (1) exclusion from participation in federal health care programs (including Medicare and Medicaid); (2) asset forfeitures; (3) civil monetary penalties; (4) criminal fines and penalties; and (5) the loss of licenses, certificates and/or authorizations necessary to operate some or all of a clinical laboratory’s business.

The health care industry has been undergoing significant change because third-party payers, such as Medicare, Medicaid, health maintenance organizations and commercial insurers, have increased their efforts to control the cost, utilization and delivery of health care services. To address the problem of increasing health care costs, legislation has been proposed or enacted at both the Federal and state levels to regulate health care delivery in general, and clinical laboratories in particular.

Additional health care reform efforts are likely to be proposed in the future. In particular, we believe that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payers, commercial insurer and health maintenance organizations are likely to occur as well. We cannot predict the effect that current and future health care reform measures, if enacted, would have on our business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on our business and operations.

Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. Clinical laboratories must bill Medicare directly for the services provided to Medicare beneficiaries and may only collect the amounts permitted under the Medicare Fee Schedule. Reimbursement to clinical laboratories under the Medicare Fee Schedule has been steadily declining since its inception. Under federal health care reform legislation enacted in March 2010, the annual updates for clinical laboratory services through 2015, which are based on the Consumer Price Index for All Urban Consumers (CPI-U), are reduced by a multi-factor productivity adjustment and then by 1.75 percentage points. Based on these calculations, the Medicare Fee Schedule was reduced in calendar year 2011 by 1.75%, increased in calendar year 2012 by 0.65%, and decreased in calendar year 2013 by 2.95%. Future reductions/increases may occur depending on percentage changes in the CPI-U. (See Item 1A Risk Factors).

Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on our business. We cannot predict, however, whether and what type of legislation will be enacted into law. In addition, reimbursement disapprovals by the third party payers, commercial insurers and health maintenance organizations, reductions or delays in the establishment of reimbursement rates, carrier limitations on the insurance coverage of the Company’s services or the use of the Company as a service provider could have a negative effect on the Company’s future revenues. During calendar year 2013 the Medicare reimbursement rates were reduced by an additional 2% in connection with the government’s sequestration cuts.

Anti Fraud and Abuse Laws

Existing Federal and state laws also regulate certain aspects of the relationship among healthcare providers, including clinical laboratories, and their referral sources (i.e., physicians, hospitals, other laboratories, etc.). One of these laws, known as the “Anti-Kickback Statute,” contains extremely broad prohibitions against giving, accepting, soliciting (i.e., asking for) or arranging for remuneration in any form (i.e., cash, gifts, certain discounts, cross-referrals between parties, etc.), either directly or indirectly, for the purpose of inducing or rewarding another party for referrals of items or services paid for by a federal government health care program. The Anti-Kickback statute is very broad and includes the purchasing, ordering, leasing or arranging for, or recommending the purchase, leasing or ordering of, services paid for by a federal health care program in exchange for remuneration (i.e., anything of value).

Violation of the Anti-Kickback Statute may result in, among other things, a criminal conviction, significant monetary penalties and exclusion from federal health care programs (including Medicare and Medicaid). Any person or entity involved in a prohibited transaction is potentially subject to criminal and civil penalties. Compliance with the Anti-Kickback statute is also a condition of participation under Medicare, and therefore a laboratory that claims payment for a transaction prohibited by the Anti-Kickback Statute may also be subject to prosecution for violating a separate civil statute, the federal False Claims Act.

The False Claims Act is also a broad statute that the government often utilizes to combat fraud and abuse in the health care environment. Among other things, the statute is violated by any person who knowingly presents, or causes to be presented, a false or fraudulent claim for payment or approval; knowingly makes, uses, or causes to be made or used, a false record or statement material to a false or fraudulent claim; conspires to commit the above (or other specified) violations; or knowingly makes, uses, or causes to be made or used, a false record or statement material to an obligation to pay or transmit money or property to the government, or knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the government. The False Claims Act also provides that private parties may bring an action on behalf of (and in the name of) the United States to prosecute a False Claims Act violation. These private parties (known as “qui tam relators”) may share in a percentage of the proceeds that result from a False Claims Act action or settlement. A person or entity found to have violated the False Claims Act may be held liable for a per claim civil penalty of not less than $5,500 and not more than $11,000, plus three times the amount of damages sustained by the government. A person violating the False Claims Act is also liable to the government for the costs of the civil action brought to recover any such penalty or damages. Other consequences may also result from a violation of the False Claims Act. New York has also adopted its own False Claims Act statute, which closely mirrors its federal counterpart.

Another Federal law, commonly known as the “Stark” law, prohibits physicians who have a financial relationship with an entity that furnishes “designated health services,” which includes clinical laboratory services (including anatomic pathology and clinical chemistry services), from referring federal health care program beneficiaries to that entity for laboratory tests unless a specific exception applies. In addition, laboratories may not bill federal health care programs, or any other payor, for services furnished pursuant to a prohibited referral. Violation of the Stark law may result not only in denial of payment for the underlying testing services, but also the imposition of civil monetary penalties and, potentially, False Claims Act liability. New York State has adopted laws that are similar to the Federal Stark law and Anti-Kickback Statute, which contain similar prohibitions and penalties.

The Stark law, and New York State regulations have also placed restrictions on the supplies and other items that laboratories may provide to their clients. These laws specify that laboratories may only provide clients with items or devices that are used solely to collect, transport or store specimens for the laboratory or to communicate results or tests. Items such as biopsy needles, snares and reusable needles are specifically prohibited from being supplied by laboratories to their clients. The Company has implemented procedures to ensure compliance with these laws and restrictions.

In February 1997, the OIG released model voluntary compliance program guidance for laboratories. One key aspect of the model compliance guidance was an emphasis on the responsibility of laboratories to notify physicians that Medicare covers only medically necessary services. This requirement, and the likely effect on physician test ordering habits, focuses on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests, which make up the majority of the Company’s business measured in terms of net revenues. Nevertheless, it could potentially affect physicians’ test ordering habits more broadly. The Company is unable to predict whether, or to what extent, these developments have impacted, or may impact, utilization of the Company’s services.

The federal health care reform legislation adopted in March, 2010, known as the Patient Protection and Affordable Care Act, contains provisions requiring providers to establish compliance programs as a condition of enrollment in Medicare, Medicaid and the State Children’s Health Insurance Program. Implementing regulations and guidance for clinical laboratories has not yet been issued yet by the Centers for Medicare and Medicaid Services. In addition, New York State has adopted mandatory compliance program requirements for certain specified providers, including those who directly or indirectly bill or collect more than $500,000 annually in Medicaid payments, and entities licensed under certain articles of the Public Health Law and Mental Hygiene Law, respectively. Although at this time the Company is not subject to the New York State requirement to implement a mandatory compliance program, the Company has nevertheless adopted its own Corporate Compliance Program based upon the OIG model program guidance. The Company’s compliance program focuses on, among other things, establishing clear compliance standards; auditing and monitoring of the Company’s billing and coding practices; training personnel on compliance standards, policies and procedures; preventing and detecting fraud, waste and abuse, enforcing a policy of non-retaliation and non-intimidation for good faith participation in the compliance program; and establishing good faith reporting of actual or suspected compliance violations.

The Company seeks to structure its arrangements with physicians and other customers in compliance with federal and state Anti-Kickback laws, Stark laws, False Claims Acts, and other applicable laws, rules and regulations, and to keep current on developments concerning their application to the Company, including consultation with legal counsel. However, the Company is unable to predict how such laws and regulations will be interpreted and applied in the future, and thus no assurances can be given that its arrangements or processes will not become subject to scrutiny by a governmental agency.

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

The privacy and security regulations were modified in 2013 as a result of regulations published pursuant to the Health Information Technology Act (“HITECH”). HITECH requires, among other things, that providers, such as laboratories, notify patients of breaches of unsecured protected health information, enter new business associate agreements with existing business associates and revise many of their existing privacy policies. In addition, HITECH makes business associates directly liable to the Federal government for compliance with certain aspects of the privacy and security regulations.

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

Employees

As of July 31, 2013, we employed 423 full-time and 61 part-time employees. Of the full-time employees, 100 were engaged in research, development, manufacturing, and marketing of research products, 3 in therapeutics research, 267 in performing testing, marketing and billing our clinical laboratories services and 53 in finance, legal, administrative and executive functions. Our scientific staff, including 57 individuals with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that we have established good relationships with our employees.

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
Tel: (212) 583-0100
Attn: Investor Relations

Item 1A. Risk Factors

Risks relating to our Company and our industries

We have experienced significant losses in our last five fiscal years and quarter to quarter over such periods and our losses have resulted in the use of cash in operations. If such losses and cash uses continue, the value of your investment could decline significantly.

We incurred net losses of $18.2 million, $39.3 million, inclusive of a non-cash impairment charge of $22.4 million net of tax of $2.1 million (See Note 2) and $12.9 million for the fiscal years ended July 31, 2013, 2012 and 2011, respectively. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses and use cash in operations which could have an adverse effect on our business and adversely affect your investment in our Company.

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

Our operating results may vary from period to period.

Our operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including:

•	competitive conditions, including changes in third-party reimbursements;

•	health care reform regulations affecting providers and plan sponsors;

•	changes in reimbursement policies from third party payers;

•	exchange rate fluctuations;

•	changes in tax laws, the results of tax audits or the measurement of tax uncertainties;

•	the timing of our research and development, sales and marketing expenses;

•	the introduction of new products by us or our competitors;

•	the success of identifying, acquiring and integrating businesses that complement our product offerings, add new technology or add presence in a market;

•	expenses associated with defending our intellectual property portfolio;

•	customer demand for our products due to changes in purchasing requirements and research needs;

•	general worldwide economic conditions affecting funding of research and

•	seasonal fluctuations affected by weather and holiday periods.

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

In the past six fiscal years we have made significant acquisitions in our Life Sciences segment. Our strategy envisions, if an opportunistic target is identified, future growth from acquiring and integrating similar operations and/or product lines. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with the existing operations. In addition, we compete for acquisition candidates with other entities, some of which have greater financial resources than ours. Our failure to implement successfully its acquisition strategy would limit our potential growth.

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

Patent disputes are frequent and can preclude the commercialization of products. We have in the past been, are currently, and may in the future be, involved in material patent litigation, such as the matters discussed under “Part I - Item 3. Legal Proceedings” in this report. Patent protection litigation is time-consuming and we have incurred and anticipate continuing to incur significant legal costs. In addition, an adverse decision could force us to either obtain third-party licenses at a material cost or cease using the technology or product in dispute.

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

We also utilize certain unpatented proprietary technology and no assurance can be given that others will not independently develop substantially equivalent proprietary technology, that such proprietary technology will not be disclosed or that we can meaningfully protect our rights to such proprietary technology.

We may incur impairment charges on our goodwill and intangibles which would reduce our earnings.

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

As of July 31, 2013 and 2012, goodwill represented approximately 13% and 11%, respectively, of our total assets. During the fiscal 2012 fourth quarter we recorded impairments on our indefinite-lived intangibles of $5.7 million and our goodwill of $18.8 million. The aggregate non-cash charge of $24.5 million did not impact the Company’s consolidated cash flows, liquidity and capital resources (See Note 2 to the Consolidated Financial Statements). If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. After May 1, 2012, the Company had no intangible assets with indefinite lives.

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

The clinical laboratory industry is subject to significant governmental regulation at the Federal, state and local levels. Under the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 (collectively, as amended, “CLIA”) virtually all clinical laboratories, including ours, must be certified by the Federal government. Many clinical laboratories also must meet other governmental standards, undergo proficiency testing and are subject to inspection. Certifications or licenses are also required by various state and local laws. The failure of our clinical laboratory to obtain or maintain such certifications or licenses under these laws could interrupt our ability to operate our clinical laboratory business and injure our reputation.

Reimbursements from third-party payers, upon which our clinical laboratory business is dependent, are subject to inconsistent rates and coverage and legislative reform that are beyond our control. This inconsistency and any reform that decreases coverage and rates could reduce our earnings and harm our business.

Our clinical laboratory business is primarily dependent upon reimbursement from third-party payers, such as Medicare (which principally serves patients 65 and older) and commercial insurers. We are subject to variances in reimbursement rates among different third-party payers, as well as constant renegotiation of those reimbursement rates. We also are subject to audit by Medicare and the commercial insurers, which can result in the return of payments made to us under these programs. These variances in reimbursement rates and audit results could reduce our margins and thus our earnings.

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

Government oversight of and attention to the healthcare industry in the United States is significant and increasing. In March 2010, U.S. federal legislation was enacted to reform healthcare. The annual updates for clinical laboratory services through 2015, which are based on the Consumer Price Index for All Urban Consumers (CPI-U), are reduced by a multi-factor productivity adjustment and then by 1.75 percentage points. Based on these calculations, the Medicare Fee Schedule was reduced in calendar year 2011 by 1.75% and increased in calendar year 2012 by .65% and a decrease of 2.95% in calendar year 2013 Future reductions/increases may occur depending on percentage changes in the CPI-U. In 2013, 2012 and 2011, approximately 22%, 21% and 22% of our Clinical Lab’s segment revenues were reimbursed by Medicare under the clinical laboratory fee schedule. The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation establishes the Independent Payment Advisory Board, which will be responsible, beginning in 2014, annually to submit proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets.

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

Regulations requiring the use of “standard transactions” for healthcare services may negatively impact our profitability and cash flows.

The administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, or HIPAA, were designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged. The administrative simplification provisions address standards for electronic transactions, security regulations and privacy regulations.

The HIPAA transaction standards are complex, and subject to differences in interpretation by payers. For instance, some payers may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. While most of our transactions are submitted and/or received in ANSI standard format, inconsistent application of transaction standards by some remaining payers or our inability to obtain certain billing information not usually provided to us by physicians could increase our costs and the complexity of billing. In addition, new requirements for additional standard transactions, such as claims attachments, could prove technically difficult, time-consuming or expensive to implement. We are working closely with our payers to establish acceptable protocols for claims submissions and with our industry trade association and an industry coalition to present issues and problems as they arise to the appropriate regulators and standards setting organizations.

Compliance with the HIPAA security regulations and privacy regulations may increase our costs.

The HIPAA privacy and security regulations establish comprehensive federal standards with respect to the uses and disclosures of protected health information by health plans, healthcare providers and healthcare clearinghouses (collectively referred to as “Covered Entities”). The HIPAA privacy and security regulations were recently amended by the Health Information Technology Act and its implementing regulations, or HITECH, to, among other things, expand the obligations of HIPAA to business associates (i.e., individuals or entities who perform services, other than treatment, on behalf of Covered Entities and receive protected health information in order to perform such services). The regulations establish a complex regulatory framework on a variety of subjects, including:

▪	the circumstances under which uses and disclosures of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for our services, and our healthcare operations activities;

▪	a patient’s rights to access, amend and receive an accounting of certain disclosures of protected health information;

▪	requirements to notify individuals if there is a breach of their protected health information;

▪	the requirements for business associates and the terms of business associate agreements;

▪	the content of notices of privacy practices for protected health information and;

▪	administrative, technical and physical safeguards required of entities that use or receive protected health information.

We have implemented practices to meet the requirements of the HIPAA privacy and security regulations, and update these practices to comply with HITECH. HIPAA establishes a “floor” and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy and security regulations and varying state privacy laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, we must comply with the laws of those other countries. The federal privacy regulations restrict our ability to use or disclose patient-identifiable laboratory data, without patient authorization, for purposes other than payment, treatment, healthcare operations and certain other specified disclosures such as public health and governmental oversight of the health care industry. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

Compliance with all of the HIPAA and HITECH regulations, including standard transactions, requires ongoing resources from all healthcare organizations, not just clinical laboratories. While we believe our total costs to comply with HIPAA will not be material to our operations or cash flows, new standard transactions and additional customer requirements resulting from different interpretations of the current regulations could impose additional costs on us.

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

Other risks relating to our business

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

We operate internationally primarily through wholly-owned subsidiaries located in North America and Europe. Revenues outside the United States were approximately 14% of total revenues in fiscal 2013. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including

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

Risk relating to our debt

Our use of leverage may expose us to substantial risks, including interest rate risk.

As of July 31, 2013, we had $3.3 million in borrowings under our Revolving Loan and Security Agreement (“credit agreement”). In addition, we may incur additional indebtedness in the future. Accordingly, we are exposed to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. The existing credit agreement contains restrictive covenant restrictions that limit our ability to conduct our business, including restrictions on our ability to incur additional indebtedness. Our ability to maintain our compliance with these covenants is dependent on our financial performance, which is influenced by a number of factors. Violation of any of these covenants would result in an event of default under the credit agreement. Upon the occurrence of an event of default that is not cured or waived, the lender would have the ability to accelerate the repayment of all amounts then outstanding under the credit agreement. In the event of a default, and during the continuance of an event of default under the credit agreement, we would no longer have the right to borrow additional funds under the credit agreement. Under these circumstances, we may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all.

Our credit agreement requires the payment of interest based on 3 month LIBOR plus a fixed rate. Fluctuations in this variable interest rate could negatively impact our financial results.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following are the principal facilities of the Company:

			Leased /	Square
Location	Primary use	Segments	owned	footage

Farmingdale, NY (Note1)	Clinical laboratory and research	Clinical Labs	Leased	43,000

Farmingdale, NY	Manufacturing, research, sales and administrative office	Life Sciences, Therapeutics	Owned	22,000

New York, NY (Note 2)	Corporate headquarters	Other	Leased	11,300

Lausen, Switzerland (Note 3)	Operational headquarters in Europe, including sales and distribution	Life Sciences	Leased	18,829

Ann Arbor, Michigan (Note 4)	Manufacturing, research, and distribution	Life Sciences	Leased	26,820

Note 1 – In March 2005, the Company amended and extended the lease for its Farmingdale laboratory for a period of 12 years (See Note 13 to the Consolidated Financial Statements).

Note 2 – In February 2010, the lease, which includes 4,100 square feet under a sublease rental agreement through December 31, 2014, was extended through May 2020.

Note 3 – The lease for this property was acquired in connection with the Axxora acquisition in May 2007 and was amended and extended through January 2015.

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

Item 3. Legal Proceedings

The Company, as plaintiff, is currently engaged in litigation in the United States District Court for the Southern District of New York against six parties (and certain of their related companies): Amersham plc, Perkin Elmer, Inc., Molecular Probes, Inc., Orchid Biosciences, Inc., Affymetrix, Inc., and Roche Diagnostic GmbH (“Roche”). These cases were commenced at various times from October 2002 to June of 2004. In each of the six cases, the Company asserts similar (with some differences) causes of action against the defendants which can be generally described as contract, tort, fraud, and patent claims, except that no patent claims are asserted against Affymetrix. In the Roche case, Roche seeks a declaratory judgment of non-breach and patent invalidity against the Company. The cases were consolidated for pre-trial purposes in 2004 and there has been extensive discovery among the parties. In 2011, the defendants moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, those motions were granted in part and denied in part. In December 2012, all six defendants moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. Those motions are now fully briefed, but have not yet been decided. The Company expects that the pending motions will be decided prior to October 31, 2013.

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

In 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the federal Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation has come to focus primarily on certain practices relating to an alleged failure to collect diagnosis codes from physicians who ordered tests from Enzo’s Clinical Labs. The time period covered by the investigation is from 2004 through 2011. In response to the Subpoena, the Company is cooperating with the government and has provided documents as requested and no claim has yet been asserted by the OIG. The Company continues to review the methodologies around the matters raised as well as the facts that impact them. Due to the on-going review, various questions of fact and the continuing discussions with the government the Company is unable at this time to predict the outcome or estimate the potential impact that could result from the final resolution of the investigation.

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

2013 Fiscal Year (August 1, 2012 to July 31, 2013):

	High	Low
1st Quarter	$2.17	$1.33
2nd Quarter	$3.16	$1.86
3rd Quarter	$3.13	$1.83
4th Quarter	$2.43	$1.96

2012 Fiscal Year (August 1, 2011 to July 31, 2012):

	High	Low
1st Quarter	$3.93	$2.05
2ndQuarter	$2.85	$1.98
3rd Quarter	$3.15	$2.13
4th Quarter	$2.80	$1.43

As of September 30, 2013, the Company had approximately 913 stockholders of record of its common stock.

The Company has not paid a cash dividend on its common stock and intends to continue a policy of retaining earnings to finance and build its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of common stock in the foreseeable future.

Item 6. Selected Financial Data

The following table, which is derived from the audited consolidated financial statements of the Company for the fiscal years 2009 through 2013 should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	For the fiscal year ended July 31, (In thousands, except per share amounts)
Operating Results	2013	2012	2011	2010	(1) 2009
Revenues	$93,707	$103,083	$102,029	$97,082	$89,572

Impairment charges (2)	$—	(24,540)	—	—	—

Operating loss	$(18,980)	$(40,479)	$(12,928)	$(22,058)	$(23,407)

Net loss	$(18,237)	$(39,269)	$(12,960)	$(22,233)	$(23,564)

Basic and diluted net loss per common share:	$(0.46)	$(1.01)	$(0.34)	$(0.59)	$(0.63)

	July 31, (in thousands)
Financial Position	2013	2012	2011	2010	2009
Working capital	$8,704	$21,412	$33,670	$42,181	$60,518

Total assets (2)	$58,958	$69,123	$109,474	$115,245	$133,128

Stockholders’ equity (2)	$34,132	$49,101	$88,715	$97,016	$116,781

Notes to Selected Financial Data:

(1)	On March 12, 2009, Enzo Life Sciences Inc. acquired Assay Designs, Inc. (“ADI”). As such, the operating results of ADI are included in the consolidated operating results beginning March 12, 2009.

(2)	In the fourth quarter of fiscal 2012, the Company recorded an impairment charge on goodwill and indefinite lived intangible assets (See Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations and Note 2 to the Consolidated Financial Statements),

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s Enzo Clinical Labs and Enzo Life Sciences reporting units, as described below, are affected by different US and global economic conditions which are included in Item 1A, Risk Factors.

The Clinical Lab reporting unit is impacted by various risk factors, including among others, reduced reimbursements from third party payers for testing performed and from recent health care legislation. Despite the growth we have experienced there can be no assurance future growth can be achieved. The introduction of new molecular and esoteric tests is expected to increase our revenue per test and could offset impacts from the above factors. The Company anticipates improved profitability with increased service volume. Clinical Labs experienced year over year growth in fiscal 2012 of 13% but experienced contraction in fiscal 2013 of 6%.

Recent Actions

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and Healthcare Finance Group, LLC (the “Lender).The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Lab and Life Science segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. At July 31, 2013, the borrowings under the Credit Agreement related to the Clinical Lab receivables aggregated $3.3 million with an additional availability of $0.2 million. Commencement of borrowing against the eligible Life Science receivables requires advance notification to the Lender. (See Note 7 to the Consolidated Financial Statements and the liquidity and capital resources section).

We are comprised of three operating companies that have evolved out of our core competence: the use of nucleic acids as informational molecules and the use of compounds for immune modulation. These wholly-owned operating companies and the foreign subsidiaries of Enzo Life Sciences conduct their operations through three reportable segments. Below are brief descriptions of each of the three operating segments (see Note 15 in the Notes to Consolidated Financial Statements):

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

The following table summarizes the sources of revenues for the fiscal years ended July 31, 2013, 2012 and 2011, (in $000’s and percentages):

Fiscal year ended July 31,
	2013		2012		2011
Clinical laboratory services	$55,889	59%	$59,403	58%	$52,762	52%
Product revenues	32,526	35	37,722	37	41,830	41
Royalty and license fee income	5,292	6	5,958	5	7,437	7
Total	$93,707	100%	$103,083	100%	$102,029	100%

Results of Operations
Fiscal year ended July 31, 2013 compared to July 31, 2012

(in 000s)

Comparative Financial Data for the Fiscal Years Ended July 31,

	2013	2012	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$55,889	$59,403	$(3,514)	(6)%
Product revenues	32,526	37,722	(5,196)	(14)
Royalty and license fee income	5,292	5,958	(666)	(11)
Total revenues	93,707	103,083	(9,376)	(9)

Operating expenses:
Cost of clinical laboratory services	38,251	36,305	1,946	5
Cost of product revenues	16,584	19,668	(3,084)	(16)
Research and development	3,889	6,293	(2,404)	(38)
Selling, general, and administrative	43,654	47,928	(4,274)	(9)
Provision for uncollectible accounts receivable	4,496	5,104	(608)	(12)
Legal	5,813	3,724	2,089	56
Impairment charges	—	24,540	(24,540)	(100)
Total operating expenses	112,687	143,562	(30,875)	(22)

Operating loss	(18,980)	(40,479)	(21,499)	(53)

Other income (expense):
Interest	(54)	21	(75)	(357)
Other	5	77	(72)	(94)
Foreign currency gain (loss)	80	(540)	620	115
Loss before income taxes	$(18,949)	$(40,921)	$(21,972)	54

Consolidated Results:

The “2013 period” and the “2012 period” refer to the Fiscal Year ended July 31, 2013 and 2012, respectively.

Clinical laboratory services revenues for the 2013 period were $55.9 million compared to $59.4 million in the 2012 period. The 2013 period’s decrease over the 2012 period was $3.5 million or 6%. During the 2013 period revenues were negatively impacted by lower reimbursement rates from certain payers of $2.2 million, net of organic growth, and by approximately $1.3 million due to a severe storm affecting our service area in the last three days of the first quarter and the first week of the second quarter.

Product revenues were $32.5 million as compared to $37.7 million in the 2012 period, a decrease of $5.2 million or 14%. During the 2013 period we continued to experience a decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products partially due to reduced government funding.

Royalty and license fee income during the 2013 period was $5.3 million compared to $6.0 million in the 2012 period a decrease of $0.7 million or 11%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2013 period was $38.2 million as compared to $36.3 million in the 2012 period, an increase of $1.9 million or 5%. The Company incurred increased costs due to increased payroll costs of $0.3 million, higher reagent costs and supplies of $0.3 million, higher outside reference lab costs of $0.8 million and other lab support costs of $0.5 million. Certain increases are affected by the changes in the mix of tests offered to the ordering physician.

The cost of product revenues during the 2013 period was $16.6 million compared to $19.7 million in the 2012 period, a decrease of $3.1 million or 16%.The decrease is primarily attributed to lower payroll and related costs of $1.1 million due to the business realignments during fiscal 2012, $0.2 million in lower overhead costs and $0.2 depreciation costs, and the balance attributed to lower product revenues.

Research and development expenses were approximately $3.9 million during the 2013 period, compared to $6.3 million in the 2012 period, a decrease of $2.4 million or 38%. The decrease was principally attributed to lower costs of $2.0 million at the Enzo Life Sciences segment due to lower payroll and related costs of $1.0 million, lower patent filing costs of $0.3 million, lower material costs of $0.3 million and lower overhead costs of $0.4 million due to a refocus of projects. The clinical trial and related activities at the Therapeutics segment decreased by $0.4 million due to lower payroll and related costs and patent filing fees as compared to the 2012 period.

The Company’s selling, general and administrative expenses were approximately $43.7 million during the 2013 period and $47.9 million during the 2012 period, a decrease of $4.3 million or 9%.The Enzo Life Sciences segment selling, general and administrative decreased by $2.8 million due to lower payroll and related costs of $1.8 million, rent and facility costs of $0.5 million, travel costs of $0.3 million and $0.5 million in other operating costs primarily resulting from the positive effects from the business realignments in fiscal 2012 which continued into fiscal 2013, offset by higher depreciation and amortization of $0.3 million. The Clinical Lab segment selling general and administrative decreased by $0.9 million primarily due to a decrease in personnel related costs of $1.2 million, of which $0.3 million is attributed to lower service volume, offset by increases in information processing costs of $0.3 million. The Other selling general and administrative decreased by $0.6 million, primarily due to a decrease of $0.4 million in compensation and related expenses and decreases of $0.1 in professional fees and $0.1 decreases in consulting costs. Such decreases in the Other were part of the planned expense reductions in the 2013 period.

The provision for uncollectible accounts receivable primarily related to the Clinical Labs segment, was $4.5 million for the 2013 period as compared to $5.1 million in the 2012 period. The decrease of $0.6 million was due to decreases of $0.8 million at Clinical Labs due to the change in the mix of payers and improved collection procedures offset by increases of $0.2 million at Life Sciences. As a percentage of revenues the provision for uncollectible accounts receivable for the Clinical Lab segment decreased to 7.6% from 8.4% in the 2012 period.

Legal expense was $5.8 million during the 2013 period compared to $3.7 million in the 2012 period, an increase of $2.1 million due to overall increases in legal services in the 2013 period primarily related to a patent litigation trial and other patent litigation related matters.

During the 2012 period the Company recorded a pre-tax non-cash impairment charges of $24.5 million related to US and foreign goodwill and trademarks carried in the Life Sciences segment. The charges resulted in a deferred tax benefit of approximately $2.1 million, bringing the impact of the charge, net of the tax benefit, to $22.4 million.

During the 2013 period, the gain on foreign currency transactions was $0.1 million as compared to a loss of $0.5 million in the 2012 period. During the 2013 period, the Company recognized remeasurement gains because of Swiss franc depreciation versus the euro and Great British pound. During the 2012 period, the foreign currencies experienced depreciation against the Swiss franc and US dollar.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $7.1 million for the 2013 period as compared to a loss of $3.3 million in the 2012 period, an increase of $3.8 million resulting from increased operating costs and decreased service volume. The revenue from laboratory services decreased in the 2013 period by $3.5 million due to the impact of lower reimbursements rates from certain payers of $2.2 million, net of organic growth, and approximately $1.3 million due to a severe storm affecting our service area. As a result of these revenue impacts, the 2013 period gross profit of $17.6 million decreased from the 2012 period by $5.5 million. Selling, general and administrative expense decreased by approximately $0.9 million primarily due to decreases in personnel costs of $1.2 million offset by increases in other costs of $0.3 million. The provision for uncollectible accounts receivable decreased by $0.8 million as compared to the 2012 period due to the improved implemented collection procedures and changes in the mix of payers and as a percentage of revenues decreased to 7.6% from 8.4% in the 2012 period.

Life Sciences

The Life Sciences segment’s income before taxes was $3.1 million for the 2013 period as compared to $24.3 million loss for the 2012 period. During the 2012 period the Company recorded pre-tax non-cash impairment charges of $24.5 million related to US and foreign goodwill and trademarks. Excluding the aforementioned impairment charges the segment would have had income before income taxes of $0.3 million in the 2012 period.

Product revenues decreased by $5.2 million or 14% in the 2013 period to $32.5 million as compared to $37.7 million in the 2012 period due to a continued decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products. Royalty and license fee income of $5.3 million represented a decrease of $0.7 million as compared to the 2012 period and is primarily from the reported net sales of Qiagen products subject to a license agreement. The segment’s gross profit was $21.2 million in the 2013 period, as compared to $24.0 million in the 2012 period. Gross profit was negatively impacted by the decline in product revenues, offset by reduced payroll, facility and other costs resulting from realignments during fiscal 2012 and continuing into fiscal 2013. The segment’s other operating expenses, including selling, general and administrative, legal, provision for uncollectible accounts and research and development, decreased by approximately $5.1 million during the 2013 period due to reduced research and development and selling, general and administrative of $4.8 million and lower legal of $0.5 million offset by an increase in provision for uncollectible accounts of $0.2. Due to the strengthening of foreign currencies versus the Swiss franc during the 2013 period as compared to the 2012 period, the foreign currency gain was $0.1 million as compared to a loss of $0.5 million in the 2012 period.

Therapeutics

Therapeutics loss before income taxes was approximately $1.2 million for the 2013 period as compared to $1.7 million in 2012 period primarily due to lower payroll costs of $0.3 million and lower materials and overhead costs of $0.1 million.

Other

The Other loss before taxes for the 2013 period was approximately $13.6 million as compared to $11.7 million for the 2012 period, an increase of $1.9 million. In the 2013 period legal expenses increased by $2.5 million due to overall increases in legal services directly related to a patent litigation trial and other legal activities. General and administrative costs decreased by $0.6 million due to lower compensation and related costs and other costs.

Results of Operations

Fiscal year ended July 31, 2012 compared to July 31, 2011
(in 000’s)

Comparative Financial Data for the Fiscal Years Ended July 31,

	2012	2011	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$59,403	$52,762	$6,641	13%
Product revenues	37,722	41,830	(4,108)	(10)
Royalty and license fee income	5,958	7,437	(1,479)	(20)
Total revenues	103,083	102,029	1,054	1

Operating expenses:
Cost of clinical laboratory services	36,305	31,682	4,623	15
Cost of product revenues	19,668	22,137	(2,469)	(11)
Research and development	6,293	7,806	(1,513)	(19)
Selling, general, and administrative	47,928	45,191	2,737	6
Provision for uncollectible accounts receivable	5,104	4,431	673	15
Legal	3,724	3,710	14	—
Impairment charges	24,540	—	24,540	—
Total operating expenses	143,562	114,957	28,605	25

Operating loss	(40,479)	(12,928)	(27,551)	(213)

Other income (expense):
Interest	21	11	10	91
Other	77	45	32	71
Foreign exchange gain (loss)	(540)	49	(589)	—
Loss before income taxes	$(40,921)	$(12,823)	$(28,098)	219

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

Liquidity and Capital Resources

At July 31, 2013, the Company had cash and cash equivalents of $9.0 million of which $1.5 million was in foreign accounts, as compared to cash and cash equivalents of $15.1 million, of which $2.5 million was in foreign accounts at July 31, 2012. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $8.7 million at July 31, 2013 compared to $21.4 million at July 31, 2012. The decrease in working capital of $12.7 million was primarily the result of the net loss and funding capital expenditures offset by changes in net operating assets and liabilities.

Net cash used in operating activities for the year ended July 31, 2013 was approximately $10.0 million as compared to $6.0 million for the year ended July 31, 2012. The increase in net cash used in operating activities in the 2013 period over the 2012 period of approximately $4.0 million was primarily due to a decrease in the net loss of $21.0 million offset by a decrease in non-cash charges of $24.4 million (primarily the fiscal 2012 impairment charges of $24.5 million) and by changes in operating assets and liabilities of $0.6 million, relating primarily to an increase in accounts receivable and increases in current liabilities.

Net cash used in investing activities was approximately $1.0 million as compared to cash provided of $7.5 million in the year ago period. The decrease in the 2013 period of $8.5 million is primarily due to $10 million in maturities of short-term investments in 2012 offset by an earn out payment of $1.1 million made in the 2012 period and $0.4 million of lower capital expenditures.

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and Healthcare Finance Group, LLC (the “Lender).The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Labs and Life Sciences segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. At July 31, 2013, the borrowings under the Credit Agreement related to the Clinical Labs receivables aggregated $3.3 million with an additional availability of $0.2 million. Commencement of borrowing against the eligible Life Sciences receivables requires advance notification to the Lender. As of July 31, 2013, the Company received a waiver from the Lender for non-compliance with a financial covenant and the lender modified various financial covenants relating to fiscal 2014. In fiscal 2014, the Company expects to be in compliance with the modified financial covenants.

As previously disclosed in the Company’s Form 10-K for the year ended July 31, 2012, in the fourth quarter of fiscal 2012 the Company completed a review of all operating units and expected to reduce annual cash expenditures by $6.0 million in fiscal 2013 based on actions completed by September 1, 2012 which included, among other items, a realignment of our workforce, final integration of the acquired businesses at Life Sciences, rationalization of low margin products, a refocus of our research and development program toward higher value diagnostic platforms and the reduction in outside consulting costs. For the year ended July 31, 2013, the Company realized the aforementioned cost reductions in annual expenditures however; such reductions were partially offset by higher than expected legal costs of approximately $2.1 million relating to patent litigation matters. The Company will continue to review all operating units and expects to further reduce annual operating expenditures in fiscal 2014. While revenues at the Life Sciences has continued to decline the operating results have improved, although there can be no assurance that Life Sciences will be able to sustain these results and if not, it may be required to record an impairment of intangibles and long lived assets. Despite the challenging global economic environment, declining revenues in the Life Sciences reporting unit in fiscal 2013 attributed to macroeconomic concerns and customer research budgets, impacts of healthcare reform regulations and changes in payer policies affecting reimbursements to providers and the funding of research projects, the Company believes that its current cash and cash equivalents level, utilization of the Controlled Equity Offering program disclosed in Note 10, which has resulted in net proceeds of $1.5 million subsequent to July 31, 2013, and available borrowings under the aforementioned Revolving Loan and Security Agreement disclosed in Note 7 are sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources of funds. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of this Form 10-K for the year ended July 31, 2013, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

See in this Form 10-K for the fiscal year ended July 31, 2013 Part 1. Item 1. Business, for Forward Looking Cautionary Statements.

Effect of New Accounting Pronouncements

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Testing Goodwill for Impairment” (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment became effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year beginning August 1, 2012. The Company adopted ASU 2011-08 in the first quarter of fiscal 2013 and adoption did not have a material impact on its consolidated financial statements.

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

The following is a summary of future payments under the Company’s contractual obligations as of July 31, 2013:

Payments Due by Period

In 000’s	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Current and Long term Debt Obligations	$3,714	$1,446	$212	$2,056	$—
Capital Lease Obligations	732	176	352	204	—
Operating Lease Obligations	19,180	4,346	7,973	4,345	2,516
Employment agreements	2,271	1,048	1,223	—	—
Total	$25,897	$7,016	$9,760	$6,605	$2,516

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

Product revenues

Revenues from product sales are recognized when the products are shipped and title transfers, the sales price is fixed or determinable and collectability is reasonably assured.

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

The following table represents the Clinical Labs segment’s net revenues and percentages by revenue category:

	Year ended July 31 2013		Year ended July 31 2012		Year ended July 31 2011
Revenue category	(In 000’s)	(in %)	(In 000’s)	(in %)	(In 000’s)	(in %)
Medicare	$12,497	22	$12,658	21	$11,856	22
Third-party payers	26,014	47	29,616	50	24,335	46
Patient self-pay	12,172	22	11,895	20	11,554	22
HMO’s	5,206	9	5,234	9	5,017	10
Total	$55,889	100%	$59,403	100%	$52,762	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Item 3. Legal Proceedings.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 22%, 21% and 22% of the Clinical Labs segment net revenue for the years ended July 31, 2013, 2012 and 2011 respectively. Another third party provider represents 9%, 13% and 11% of the Clinical Labs segment’s net revenue for the years ended July 31, 2013, 2012 and 2011, respectively.

Contractual Adjustment

The Company’s estimate of contractual adjustment is based on significant assumptions and judgments, such as its interpretation of payer reimbursement policies, and bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue based on gross billing rates, to amounts expected to be approved and reimbursed. Gross billings are based on a standard fee schedule we set for all third party payers, including Medicare, health maintenance organizations (“HMO’s”) and managed care. The Company adjusts the contractual adjustment estimate quarterly, based on its evaluation of current and historical settlement experience with payers, industry reimbursement trends, and other relevant factors. The other relevant factors that affect our contractual adjustment include the monthly and quarterly review of: 1) current gross billings and receivables and reimbursement by payer, 2) current changes in third party arrangements and 3) the growth of in-network provider arrangements and managed care plans specific to our Company.

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

During the years ended July 31, 2013, 2012 and 2011, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 85%, 85% and 84%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $3.8 million, $3.8 million, and $3.2 million, for the years ended July 31, 2013, 2012, and 2011, respectively, and a change in the net accounts receivable of approximately $0.5 million and $0.5 million as of July 31, 2013 and 2012, respectively.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2013 and 2012, approximately 60% and 55%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey and Eastern Pennsylvania medical communities. The Life Sciences segment’s accounts receivable, of which $1.7 million or 35% and $2.3 million or 36% represents foreign receivables as of July 31, 2013 and 2012 respectively, includes royalty receivables of $1.2 million and $1.7 million, respectively, from Qiagen Corporation.

Net accounts receivable

	July 31, 2013		July 31, 2012
	(In 000’s)	(in %)	(In 000’s)	(in %)
Clinical Labs (by billing category)
Medicare	$930	13	$1,270	16
Third party payers	3,395	46	3,478	45
Patient self-pay	2,696	37	2,655	35
HMO’s	300	4	330	4
Total Clinical Labs	7,321	100%	7,733	100%
Total Life Sciences	4,967		6,402
Total accounts receivable – net	$12,288		$14,135

Changes in the Company’s allowance for doubtful accounts are as follows:

In 000’s	July 31, 2013	July 31, 2012
Beginning balance	$3,273	$3,488
Provision for doubtful accounts	4,496	5,104
Write-offs, net	(5,062)	(5,319)
Ending balance	$2,707	$3,273

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers, for the insufficient diagnosis information received from the ordering physician which result in denials of payment, and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the years ended July 31, 2013 and 2012, the Company determined an allowance for doubtful accounts for customers whose accounts receivable have been oustanding less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the allowance estimates, which involves judgment. The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate patient information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount.

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

As of July 31, 2013	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%
1-30 days	$25,565	50%	$3,741	62%	$14,915	44%	$3,341	48%	$3,568	96%
31-60 days	6,238	12%	452	7%	4,254	12%	1,492	21%	40	1%
61-90 days	5,923	12%	357	6%	3,845	11%	1,686	24%	35	1%
91-120 days	4,287	8%	216	4%	3,484	10%	546	8%	41	1%
121-150 days	2,319	5%	166	3%	2,140	6%	—	0%	13	0%
Greater than 150 days*	6,847	13%	1,058	18%	5,824	17%	(73)	-1%	38	1%
Totals	$51,179	100%	$5,990	100%	$34,462	100%	$6,992	100%	$3,735	100%

As of July 31, 2012	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%
1-30 days	$27,092	54%	$5,246	56%	$14,529	52%	$3,337	39%	$3,980	89%
31-60 days	8,282	17%	475	5%	4,566	17%	3,092	36%	149	3%
61-90 days	4,922	9%	964	10%	2,561	9%	1,257	15%	140	3%
91-120 days	3,758	8%	512	6%	2,124	8%	977	10%	145	3%
121-150 days	2,301	5%	515	6%	1,733	6%	—	0%	53	1%
Greater than 150 days**	3,701	7%	1,589	17%	2,072	8%	—	0%	40	1%
Totals	$50,056	100%	$9,301	100%	$27,585	100%	$8,663	100%	$4,507	100%

* Total includes $3,775 fully reserved over 210 days as of July 31, 2013.

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

It is the Company’s policy to provide for uncertain tax positions, if any, and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

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

Goodwill and Indefinite-Lived Intangibles

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill and had tested other indefinite lived intangibles for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess. In the fiscal 2012 fourth quarter the Company recorded a non-cash goodwill impairment charge relating to the Life Sciences reporting unit of $18.8 million after completing an interim impairment assessment as of July 31, 2012. The interim impairment test as of July 31, 2012 was required due to a decline in market capitalization of 44% from May 1 to July 31, 2012 and declining revenues experienced in the fourth quarter of fiscal 2012.

In connection with the annual assessment of indefinite-lived intangibles as of May 1, 2012, the Company determined the estimated fair value of trademarks, relating to the Enzo Life Sciences reporting unit, were less than their carrying values by $5.7 million primarily due to declines in projected revenues and in connection with future plans resulting from a strategic review. As a result of this impairment, which included a change in the future branding strategy, the useful life of the trademarks were reassessed and determined to have an estimated economic life of 5 years. A non-cash impairment charge of $5.7 million, ($4.4 million net of related taxes) was recorded for the trademark impairment in the fourth quarter. As a result of the reclassification of trademarks from indefinite lived to a 5 year life, annual amortization of trademarks is estimated to be $0.6 million per year.

Intangible Assets

Intangible assets (exclusive of patents), arose primarily from acquisitions and primarily consist of customer relationships, trademarks, licenses, employment and non-compete agreements, and website and database content. These finite-lived intangible assets are amortized according to their estimated useful lives, which range from 4 to 15 years. The Company had previously capitalized certain legal costs directly incurred in pursuing patent applications as patent costs. When such applications result in an issued patent, the related costs are amortized over a ten year period or the life of the patent, whichever is shorter, using the straight-line method. The Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical decline of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2013, our assets and liabilities would decrease by $1.0 million and $0.6 million, respectively, and our net sales and net earnings (loss) would decrease by $1.3 million and $0.2 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2013, our pre-tax earnings (loss) would be unfavorably impacted by approximately $0.4 million on an annual basis.

Interest Rate Risk

We are exposed to interest rate risk with our variable rate Credit Agreement which bears interest at the three month LIBOR with a floor of 1.25% plus 4% per annum. A 3% change in the LIBOR rate would impact our interest expense by $0.1 million.

As of July 31, 2013, we have fixed interest rate financing on transportation and equipment leases.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report. See Item 15(a) (1) and (2)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of July 31, 2013, and that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of July 31, 2013.

EisnerAmper LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2013, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enzo Biochem, Inc.

We have audited Enzo Biochem, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of July 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Enzo Biochem, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enzo Biochem, Inc. and subsidiaries as of July 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and our report dated October 15, 2013 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York
October 15, 2013

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2013 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2013 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2013 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2013 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 27, 2013 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements
		Consolidated Balance Sheets - July 31, 2013 and 2012
		Consolidated Statements of Operations - Years ended July 31, 2013, 2012 and 2011
		Consolidated Statements of Comprehensive Income (Loss) - Years ended July 31, 2013, 2012 and 2011 Consolidated Statements of Stockholders’ Equity - Years ended July 31, 2013, 2012 and 2011
		Consolidated Statements of Cash Flows - Years ended July 31, 2013, 2012 and 2011
		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

(3)	Exhibits

The following documents are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit
No.	Description

3(a)	Certificate of Incorporation (1)

3(b)	Certificate of Incorporation, as amended on March 17, 1980. (1)

3(c)	Certificate of Amendment of the Certificate of Incorporation as amended on June 16, 1981. (2)

3(d)	Certificate of Amendment to the Certificate of Incorporation as of July 22, 1988. (3)

3(e)	Amended and restated Bylaws. (4)

10(a)	1994 Stock Option Plan. (5)

10 (b)	1999 Stock Option Plan. (6)

10 (c)	2005 Equity Compensation Incentive Plan (7)

10 (d)	2011 Incentive Plan (8)

10 (e)	Lease agreement with Pari Management (9)

10 (f)	Settlement and Release Agreement between the Company and Sigma Aldrich (10)

10 (g)	Stock Purchase Agreement By and Among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the Stock holders, Option holders and Warrant holders (12)

10 (h)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties with respect to the Biomol International and affiliate acquisition (13)

10 (i)	Asset Purchase Agreement By and Among Enzo Life Sciences, Acquisition, Inc. and Assay Designs, Inc.(14)

10 (j)	Amended and Restated Employment Agreement with Elazar Rabbani (15)

10 (k)	Amended and Restated Employment Agreement with Barry Weiner (15)
10 (l)	Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co,, as sales agent (16)
10 (m)*	Revolving Loan and Security Agreement among the Enzo Biochem, Inc., Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc., Axxora, LLC and Enzo Realty, LLC as borrowers, and Enzo Therapeutics, Inc. as a guarantor, and Healthcare Finance Group, LLC as Lender(17)

14 (a)	Code of Ethics (11)

21*	List of subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

31 (a)*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 (b)*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
63

101. INS**	XBRL Instance Document

101. SCH**	XBRL Taxonomy Extension Schema Document

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
64

Notes to
exhibits

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(7)	This exhibit was filed as an exhibit to the Company’s Proxy Statement of Schedule 14A filed on January 19, 2006 and is incorporated herein by reference.

(8)	This exhibit was filed as appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on November 16, 2010 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 and is incorporated herein by reference.

(10)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and is incorporated here by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K May 30, 2007 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K March 13, 2009 and is incorporated herein by reference.

(15)	This exhibit was filed with the Company’s Current Annual Report on Form 10-K for the year ended July 31, 2010 and is incorporated herein by reference.
65

(16)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 28, 2013 and incorporated herein by reference.

(17)	This exhibit is being filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: October 15, 2013	By:	/s/ Elazar Rabbani Ph.D.
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani Ph.D.	October 15, 2013
Elazar Rabbani,
Chairman of Board of Directors and Secretary
(Principal Executive Officer)

By: /s/ Barry W. Weiner	October 15, 2013
Barry W. Weiner,
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

By: /s/ Bernard L. Kasten MD	October 15, 2013
Bernard Kasten, Director

By: /s/ Gregory M. Bortz	October 15, 2013
Gregory M. Bortz, Director

By: /s/ Dov Perlysky	October 15, 2013
Dov Perlysky, Director
66

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheet of Enzo Biochem, Inc. and subsidiaries (the “Company”) as of July 31, 2013, and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. and subsidiaries as of July 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enzo Biochem, Inc. and subsidiaries’ internal control over financial reporting as of July 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 15, 2013 expressed an unqualified opinion thereon.

In connection with our audit of the consolidated financial statements referred to above, we also audited Schedule II — Valuation and Qualifying Accounts for the year ended July 31, 2013. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

New York, New York
October 15, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheet of Enzo Biochem, Inc. (the “Company”) as of July 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years ended July 31, 2012 and 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. at July 31, 2012, and the consolidated results of their operations and their cash flows for each of the years ended July 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Jericho, New York
October 15, 2012

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 31, 2013	July 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$9,007	$15,076
Accounts receivable, net of allowance for doubtful accounts of $2,707 in 2013 and $3,273 in 2012	12,288	14,135
Inventories	8,805	8,800
Prepaid expenses	2,456	2,357

Total current assets	32,556	40,368

Property, plant, and equipment, net	8,617	9,116
Goodwill	7,452	7,452
Intangible assets, net	9,943	11,780
Other	390	407

Total assets	$58,958	$69,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Loan payable	$3,264	$—
Accounts payable – trade	8,481	9,020
Accrued liabilities	11,776	9,818
Other current liabilities	331	118

Total current liabilities	23,852	18,956

Deferred taxes	200	938
Other liabilities	774	128

Total liabilities	$24,826	$20,022

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 40,569,393 at July 31, 2013 and 39,495,475 at July 31, 2012	406	395
Additional paid-in capital	304,288	304,358
Less treasury stock at cost: none at July 31, 2013 and 216,556 shares at July 31, 2012	—	(3,074)
Accumulated deficit	(272,420)	(254,183)
Accumulated other comprehensive income	1,858	1,605

Total stockholders’ equity	34,132	49,101

Total liabilities and stockholders’ equity	$58,958	$69,123

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended July 31,
	2013	2012	2011
Revenues:
Clinical laboratory services	$55,889	$59,403	$52,762
Product revenues	32,526	37,722	41,830
Royalty and license fee income	5,292	5,958	7,437
Total revenues	93,707	103,083	102,029

Operating expenses:
Cost of clinical laboratory services	38,251	36,305	31,682
Cost of product revenues	16,584	19,668	22,137
Research and development	3,889	6,293	7,806
Selling, general, and administrative	43,654	47,928	45,191
Provision for uncollectible accounts receivable	4,496	5,104	4,431
Legal	5,813	3,724	3,710
Impairment charges	—	24,540	—
Total operating expenses	112,687	143,562	114,957

Operating loss	(18,980)	(40,479)	(12,928)

Other income (expense):
Interest	(54)	21	11
Other	5	77	45
Foreign exchange gain (loss)	80	(540)	49

Loss before income taxes	(18,949)	(40,921)	(12,823)
Benefit (provision) for income taxes	712	1,652	(137)

Net loss	$(18,237)	$(39,269)	$(12,960)

Net loss per common share:
Basic and diluted	$(0.46)	$(1.01)	$(0.34)

Weighted average common shares outstanding:
Basic and diluted	39,607	38,798	38,357

The accompanying notes are an integral part of these consolidated financial statements

F-5

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended July 31,

	2013	2012	2011
Net loss	$(18,237)	$(39,269)	$(12,960)
Other comprehensive income (loss):
Foreign currency translation adjustments	253	(2,188)	2,918
Comprehensive loss	$(17,984)	$(41,457)	$(10,042)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended July 31, 2013, 2012, and 2011
(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at July 31, 2010	38,782,725	623,848	388	306,561	(8,854)	(201,954)	875	97,016

Net (loss) for the year ended July 31, 2011	—	—	—	—	—	(12,960)	—	(12,960)
Vesting of restricted stock	263,112	—	2	—	—	—	—	2
Share based compensation charges	—	—	—	1,049	—	—	—	1,049
Issuance of treasury stock for employee 401(k) plan match	—	(173,834)	—	(1,777)	2,467	—	—	690
Foreign currency translation adjustments	—	—	—	—	—	—	2,918	2,918

Balance at July 31, 2011	39,045,837	450,014	390	305,833	(6,387)	(214,914)	3,793	88,715

Net (loss) for the year ended July 31, 2012	—	—	—	—	—	(39,269)	—	(39,269)
Vesting of restricted stock	174,638	—	2	—	—	—	—	2
Share based compensation charges	—	—	—	719	—	—	—	719
Issuance of treasury stock for employee 401(k) plan match	—	(233,458)	—	(2,664)	3,313	—	—	649
Issuance of common stock for services	275,000	—	3	470	—	—	—	473
Foreign currency translation adjustments	—	—	—	—	—	—	(2,188)	(2,188)

Balance at July 31, 2012	39,495,475	216,556	$395	$304,358	$(3,074)	$(254,183)	$1,605	$49,101

Net (loss) for the year ended July 31, 2013	—	—	—	—	—	(18,237)	—	(18,237)
Vesting of restricted stock	157,784	—	2	—	—	—	—	2
Share based compensation charges	—	—	—	545	—	—	—	545
Net proceeds from Issuance of common stock (net of expenses of $224)	906,715	—	9	1,816	—	—	—	1,825
Issuance of treasury stock for employee 401(k) plan match	—	(216,556)	—	(2,458)	3,074	—	—	616
Issuance of common stock for employee 401(k) plan match	9,419	—	—	27	—	—	—	27
Foreign currency translation adjustments	—	—	—	—	—	—	253	253

Balance at July 31, 2013	40,569,393	—	$406	$304,288	$—	$(272,420)	$1,858	$34,132

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended July 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(18,237)	$(39,269)	$(12,960)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	2,615	2,817	2,962
Amortization of intangible assets	1,990	1,660	1,507
Provision for uncollectible accounts receivable	4,496	5,104	4,431
Deferred income tax (benefit) provision	(759)	(1,762)	17
Share based compensation charges	545	719	1,049
Share based 401(k) employer match expense	643	649	690
Deferred revenue recognized	—	(400)	(38)
Foreign exchange (gain) loss	(127)	538	(131)
Impairment charges	—	24,540	—

Changes in operating assets and liabilities:
Accounts receivable	(2,606)	(4,210)	(6,537)
Inventories	60	199	(178)
Prepaid expenses	(97)	356	(432)
Accounts payable – trade	(514)	1,031	1,462
Accrued liabilities, other current liabilities and other liabilities	1,975	2,056	(168)
Total adjustments	8,221	33,297	4,634

Net cash used in operating activities	(10,016)	(5,972)	(8,326)

Cash flows from investing activities:
Capital expenditures	(988)	(1,364)	(1,223)
Maturities of short term investments	—	58,497	182,453
Purchases of short term investments	—	(48,497)	(167,646)
Decrease (Increase) in security deposits and other	17	(25)	(45)
Earn-out payment	—	(1,150)	—
Net cash (used in) provided by investing activities	(971)	7,461	13,539

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,825	—	—
Proceeds from borrowings under Credit Agreement	13,360	—	—
Repayments under Credit Agreement	(10,096)	—	—
Installment loan payments	(274)	(154)	(68)
Net cash provided (used in) financing activities	4,815	(154)	(68)

Effect of exchange rate changes on cash and cash equivalents	103	(420)	257

(Decrease) increase in cash and cash equivalents	(6,069)	915	5,402
Cash and cash equivalents - beginning of year	15,076	14,161	8,759
Cash and cash equivalents - end of year	$9,007	$15,076	$14,161

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
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

Principles of consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc. (and its wholly-owned foreign subsidiaries), Enzo Therapeutics, Inc. and Enzo Realty LLC (“Realty”). All intercompany transactions and balances have been eliminated. The results of operations for companies acquired are included in the consolidated financial statements from the effective date of the acquisition.

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks, highly liquid money market funds, and highly liquid U.S. Government instruments acquired with maturities of less than ninety days. At July 31, 2013 and 2012, the Company had cash and cash equivalents in foreign bank accounts of $1.5 million and $2.5 million, respectively.

Fair Values of Financial Instruments

The recorded amounts of the Company’s cash and equivalents, receivables, loan payable, accounts payable and accrued liabilities approximate their fair values principally because of the short-term nature of these items.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
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

Revenue Recognition - Product revenues

Revenues from product sales are recognized when the products are shipped and title transfers, the sales price is fixed or determinable and collectability is reasonably assured.

Royalties

Royalty revenues are recorded in the period earned. Royalties received in advance of being earned are recorded as deferred revenues in the accompanying balance sheet.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

Clinical laboratory services

Revenues from the Clinical Labs segment are recognized upon completion of the testing process for a specific patient and reported to the ordering physician. These revenues and the associated accounts receivable are based on gross amounts billed or billable for services rendered, net of a contractual adjustment, which is the difference between amounts billed to payers and the expected reimbursable settlements from such payers.

The following table summarizes the Clinical Lab segment’s net revenues and revenue percentages by revenue category:

	Years ended July 31,
	2013		2012		2011
Revenue category		(in %)		(in %)		(in %)
Medicare	$12,497	22	$12,658	21	$11,856	22
Third-party payers	26,014	47	29,616	50	24,335	46
Patient self-pay	12,172	22	11,895	20	11,554	22
HMO’s	5,206	9	5,234	9	5,017	10
Total	$55,889	100%	$59,403	100%	$52,762	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs (See Note 14).

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 22%, 21% and 22% of the Clinical Labs segment net revenue for the years ended July 31, 2013, 2012 and 2011 respectively. Another third party provider represents 9%,13% and 11% of the Clinical Labs segment’s net revenue for the years ended July 31, 2013, 2012 and 2011, respectively.

Contractual Adjustment

The Company’s estimate of contractual adjustment is based on significant assumptions and judgments, such as its interpretation of payer reimbursement policies, and bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue based on gross billing rates, to amounts expected to be approved and reimbursed. Gross billings are based on a standard fee schedule the Company sets for all third-party payers, including Medicare, HMO’s and managed care providers. The Company adjusts the contractual adjustment estimate quarterly, based on its evaluation of current and historical settlement experience with payers, industry reimbursement trends, and other relevant factors which include the monthly and quarterly review of: 1) current gross billings and receivables and reimbursement by payer, 2) current changes in third party arrangements and 3) the growth of in-network provider arrangements and managed care plans specific to our Company.

During the years ended July 31, 2013, 2012 and 2011, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 85%, 85% and 84%, respectively, of gross billings.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
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

During the years ended July 31, 2013 and 2012, the Company determined an allowance for doubtful accounts for customers whose accounts receivable have been outstanding less than 210 days and either fully reserved or wrote off 100% of accounts receivable over 210 days, as it determined based on historical trends that those accounts were uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At July 31, 2013 and 2012, approximately 60% and 55%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable includes royalties receivable of $1.2 million and $1.7 million, as of July 31, 2013 and 2012, respectively, due from QIAGEN Gaithersburg Inc. (“Qiagen”) (see Note 12).

The following is a table of the Company’s net accounts receivable by segment.

	July 31, 2013		July 31, 2012
Net accounts receivable by segment		(in %)		(in %)
Clinical Labs (by billing category)
Medicare	$930	13	$1,270	16
Third party payers	3,395	46	3,478	45
Patient self-pay	2,696	37	2,655	35
HMO’s	300	4	330	4
Total Clinical Labs	7,321	100%	7,733	100%

Total Life Sciences	4,967		6,402
Total accounts receivable – net	$12,288		$14,135

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

Changes in the Company’s allowance for doubtful accounts are as follows:

	July 31, 2013	July 31, 2012
Beginning balance	$3,273	$3,488
Provision for doubtful accounts	4,496	5,104
Write-offs	(5,062)	(5,319)
Ending balance	$2,707	$3,273

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

Impairment of Long-Lived Assets

The Company reviews the recoverability of the carrying value of long-lived assets (including intangible assets with finite lives) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. The Company reviewed long-lived assets for impairment at July 31, 2013. This test did not result in any impairment of long-lived assets. There were no impairments in 2012 or 2011, exclusive of Goodwill and Indefinite-lived intangibles in 2012.

Goodwill and Indefinite-Lived Intangibles

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill and had tested other indefinite lived intangibles for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

Intangible Assets

Intangible assets (exclusive of patents), arose primarily from acquisitions, and primarily consist of customer relationships, trademarks, licenses, and website and database content. Finite-lived intangible assets are amortized according to their estimated useful lives, which range from 4 to 15 years.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
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

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in Selling, general and administrative expense, approximated $302, $237 and $235 for the years ended July 31, 2013, 2012 and 2011, respectively.

Income Taxes

The Company accounts for income taxes under the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The liability method requires that any tax benefits recognized for net operating loss carry forwards and other items be reduced by a valuation allowance when it is more likely than not that the benefits may not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2013, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
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

Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for fiscal 2013, 2012 and 2011 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive and as such is the same as basic weighted average shares outstanding. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share for the years ended July 31, 2013, 2012, and 2011 was 32,000, 0, and 27,000, respectively.

For the years ended July 31, 2013, 2012 and 2011, the effect of approximately 727,000, 736,000 and 785,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the years ended July 31:

	2013	2012	2011
Numerator:
Net loss	$(18,237)	$(39,269)	$(12,960)

Denominator:
Weighted-average common shares outstanding - Basic	39,607	38,798	38,357
Add: effect of dilutive stock options and restricted stock	—	—	—
Weighted-average common shares outstanding - Diluted	39,607	38,798	38,357

Net loss per share
Basic and diluted	$(0.46)	$(1.01)	$(0.34)

Share-Based Compensation

The Company records compensation expense associated with stock options and restricted stock based upon the fair value of stock based awards as measured at the grant date. The expense is recorded by amortizing the fair values on a straight line basis over the vesting period, adjusted for estimated forfeitures.

For the years ended July 31, 2013, 2012 and 2011, share-based compensation expense relating to the fair value of stock options, restricted shares and restricted stock units was approximately $545, $719, and $1,049, respectively (see Note 10). No excess tax benefits were recognized for the year ended July 31, 2013, 2012 and 2011.

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statement of operations for the years ended July 31:

	2013	2012	2011
Cost of clinical laboratory services	$10	$10	$10
Research and development	2	4	14
Selling, general and administrative	533	705	1,025
	$545	$719	$1,049
F-15

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

As of July 31, 2013, there was $531 of total unrecognized compensation cost related to nonvested share-based payment arrangements granted under the Company’s incentive stock plans, which will be recognized over a weighted average remaining life of approximately fifteen months.

Effect of new accounting pronouncements

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 “Testing Goodwill for Impairment” (ASU No. 2011-08) which is intended to reduce the complexity and costs to test goodwill for impairment. The amendment allows an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The ASU also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment became effective for annual and interim goodwill impairment tests performed for the Company’s fiscal year beginning August 1, 2012. The Company adopted ASU 2011-08 in the first quarter of fiscal year 2013 and the adoption did not have a material impact on its consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which permits an entity to make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit’s indefinite-lived intangible asset is less than the asset’s carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that the fair value of a reporting unit’s indefinite-lived intangible asset is more likely than not greater than the asset’s carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2012-02 is effective for the Company for annual and interim indefinite-lived intangible asset impairment tests performed beginning August 1, 2013, however early adoption is permitted. As the Company has no indefinite-lived intangibles, ASU 2012-02 is expected to have no impact on its consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

Note 2 – Goodwill and intangible assets

The Company’s change in the net carrying amount of goodwill by business segment is as follows:

	Enzo Life Sciences	Enzo Clinical Labs	Total
August 1, 2011	$19,921	$7,452	$27,373
Foreign currency translation	(1,083)	—	(1,083)
Impairment charge	(18,838)	—	(18,838)
July 31, 2012 and 2013	$—	$7,452	$7,452

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The Company tests goodwill and had tested other indefinite-lived intangibles for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The Company estimates the fair value of a reporting unit using a forward-looking discounted cash flow methodology. The assumptions included in the discounted cash flow methodology included among others; forecasted revenues based on historical and recent revenue trends, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, all of which require significant judgments by management. As of the first day of the fourth quarter of 2013, the annual assessment date, the Company’s test did not indicate impairment at the Clinical Lab’s reporting unit.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

As a result of decline in the Company’s market capitalization, relating to the decline in the Company’s stock price of 44% from May 1 to July 31, 2012, declining results in the fiscal 2012 fourth quarter and results from the completion of the refocusing of the Enzo Life Sciences reporting unit, the Company determined that these impairment factors required the completion of an interim impairment test as of July 31, 2012. Based upon the results of the interim impairment test as of July 31, 2012, the carrying value of the Enzo Life Sciences reporting unit was determined to be higher than its fair value and, accordingly, the Company performed a step two impairment analysis. The results of the step-two impairment analysis for the Enzo life Sciences reporting unit indicated that goodwill was fully impaired. As a result of the analysis the Company recognized a total non-cash impairment charge of $18.8 million ($18.0 net of related taxes) as of July 31, 2012. The impairment charge did not impact the Company’s consolidated cash flows, liquidity, and capital resources. The fair value of the Enzo Clinical Lab reporting unit was higher than its carrying value and therefore a step-two analysis was not required.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
August 1, 2011	$34,838	(14,853)	19,985
Amortization expense	—	(1,660)	(1,660)
Foreign currency translation	(1,232)	389	(843)
Trademark impairment charge	(5,702)	—	(5,702)
July 31, 2012	27,904	(16,124)	11,780
Amortization expense	—	(1,990)	(1,990)
Foreign currency translation	310	(157)	153
July 31, 2013	$28,214	(18,271)	9,943

Intangible assets consist of the following:

	July 31, 2013			July 31, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Finite-lived intangible assets:
Patents	$11,027	$(10,587)	$440	$11,027	$(10,439)	$588
Customer relationships	12,446	(5,448)	6,998	12,304	(4,356)	7,948
Website and acquired content	1,026	(980)	46	1,019	(874)	145
Licensed technology and other	513	(382)	131	485	(300)	185
Trademarks, gives effect for impairment charge and reclassification to finite-lived as of May 1, 2012	3,202	(874)	2,328	3,069	(155)	2,914
Total	$28,214	$(18,271)	$9,943	$27,904	$(16,124)	$11,780
F-18

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

At July 31, 2013 information with respect to the intangibles acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	7 years
Trademarks	5 years	4 years
Other intangibles	4-5 years	2 years

At July 31, 2013, the weighted average useful lives of amortizable intangible assets were approximately six years.

Estimated amortization expense related to these finite-lived intangible assets for the five succeeding fiscal years ending July 31 is as follows:

2014	$1,671
2015	1,630
2016	1,620
2017	1,508
2018	1,141

Amortization expense for the years ended July 31, 2013, 2012, and 2011 was $1,990, $1,660, and $1,507, respectively.

In connection with the annual assessment of indefinite-lived intangibles as of May 1, 2012, the Company determined the estimated fair value of trademarks, relating to the Enzo Life Science reporting unit, were less than their carrying values by $5.7 million primarily due to declines in projected revenues and in connection with future plans resulting from a strategic review. As a result of this impairment, which included a change in the future branding strategy, the useful life of the trademarks were reassessed and determined to have an estimated economic life of 5 years. A non-cash impairment charge of $5.7 million, ($4.4 million net of related taxes) was recorded for the trademark impairment in the fourth quarter of fiscal 2012. As a result of the reclassification of trademarks from indefinite lived to a 5 year life, annual amortization of trademarks is estimated to be $0.6 million per year. No impairment was determined to exist at May 1, 2013.

The aggregate goodwill and indefinite lived-intangible impairment charge recorded in the fiscal 2012 fourth quarter was $24.5 million, ($22.4 million net of related taxes). These charges did not affect consolidated cash flows, current liquidity or capital resources.

Note 3 - Supplemental disclosure for statement of cash flows

In the years ended July 31, 2013, 2012, and 2011 income taxes paid by the Company approximated $46, $70, and $107 respectively.

In the years ended July 31, 2013, 2012, and 2011, interest paid by the Company approximated $69, $5, and $5 respectively.

During fiscal 2013 and 2012, the Company financed $365 and $182, respectively, in machinery and transportation equipment under installment loans.

During fiscal 2013, the Company entered into a capital lease for machinery and equipment with a cost basis of $765.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

Note 4 - Inventories

Inventories consisted of the following at July 31:

	2013	2012
Raw materials	$922	$1,283
Work in process	2,628	2,821
Finished products	5,255	4,696
	$8,805	$8,800

Note 5 – Property, plant, and equipment

At July 31, 2013 and 2012 property, plant, and equipment consist of:

	2013	2012
Building and building improvements	$4,751	$4,751
Machinery and equipment (includes asset under capital lease – see Note 9)	6,922	6,760
Office furniture and computer equipment	16,390	14,879
Leasehold improvements	4,759	4,498
	32,822	30,888
Accumulated depreciation and amortization	(24,917)	(22,484)
	7,905	8,404
Land and land improvements	712	712
	$8,617	$9,116
F-20

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

Note 6 - Income taxes

The benefit (provision) for income taxes for fiscal years ended July 31 is as follows:

	2013	2012	2011
Current (provision) benefit:
Federal	$—	$—	$8
State and local	(46)	(49)	(161)
Foreign	(1)	(61)	33
Deferred benefit (provision)	759	1,762	(17)
Benefit (provision) for income taxes	$712	$1,652	$(137)

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31 are as follows:

	2013	2012
Deferred tax assets:
Federal tax carryforward losses	$34,836	$29,531
Provision for uncollectible accounts receivable	920	1,263
State and local tax carry forward losses	3,791	2,914
Accrued royalties	143	143
Stock compensation	317	450
Depreciation	625	445
Research and development and other tax credit carryforwards	1,013	795
Foreign tax carryforward losses	772	108
Intangibles	2,980	2,903
Inventory	1,249	1,630
Accrued expenses	1,622	909
Other, net	19	15
Deferred tax assets	48,287	41,106

Deferred tax liabilities:
Deferred patent costs	(132)	(139)
Prepaid expenses	(695)	(613)
Other, net	(37)	(31)
Deferred tax liabilities	(864)	(783)

Net deferred tax assets (liabilities) before valuation allowance	47,423	40,323
Less: valuation allowance	(47,623)	(41,261)
Net deferred tax liabilities	$(200)	$(938)
F-21

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

At July 31, 2013, the Company had net deferred tax liabilities of approximately $0.2 million which consists primarily of identifiable intangible assets and cumulative tax deductions in excess of book expenses recognized by foreign subsidiaries.

Net deferred tax liabilities are included in the consolidated balance sheets as of July 31 as follows:

	2013	2012
Deferred taxes:
Current	$—	$—
Non-current	200	938
	$200	$938

The Company recorded a valuation allowance during the year ended July 31, 2013 and 2012 equal to domestic and certain foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

As of July 31, 2013, the Company had U.S. federal net operating loss carryforwards of approximately $102.5 million. The U.S. federal tax loss carryforwards, if not fully utilized, expire between 2018 and 2033. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. In addition, the Company has research and development tax credit carryforwards of approximately $0.9 million which expire between 2025 and 2033. As of July 31, 2013, the Company had foreign loss carryforwards of approximately $3.7 million.

As a result of certain acquisitions approximately $0.7 million of the Company’s U.S. federal net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382 due to the ownership change. However, management does not believe that such a change would have a significant impact on the Company’s ability to utilize its tax loss carryforwards. The components of loss before income taxes consisted of the following for the years ended July 31:

	2013	2012	2011
United States operations	$(15,419)	$(31,817)	$(12,284)
International operations	(3,530)	(9,104)	(539)
Loss before taxes	$(18,949)	$(40,921)	$(12,823)

The benefit (provision) for income taxes were at rates different from U.S. federal statutory rates for the following reasons for the years ended July 31:

	2013	2012	2011
Federal statutory rate	34.0%	34.0%	34.0%
Expenses not deductible for income tax return purposes	(0.9)	(0.5)	(2.3)
State income taxes, net of benefit of federal tax deduction	2.5	0.9	1.0
Change in valuation allowance	(32.7)	(23.2)	(34.6)
Impairment of goodwill	—	(7.1)	—
Reversal of tax reserve	—	—	0.1
Other	0.9	(0.1)	0.7
	3.8%	4.0%	(1.1)%

U.S. federal income taxes have not been provided on approximately $252 of undistributed earnings at the Company’s foreign subsidiaries at July 31, 2013, because it is the Company’s intent to keep the earnings reinvested. As of July 31, 2013, the Company has no liabilities for uncertain tax positions. It is the Company’s policy to record interest and penalties as a component of tax expense. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the years that remain subject to examination are years July 31, 2010 through 2012.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

Note 7 – Loan Payable

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and Healthcare Finance Group, LLC (the “Lender).The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Lab and Life Science segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. Debt issuance costs of $281 are being amortized over the life of the Credit Agreement. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, or the Lender requires a reserve, the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances, payable monthly, is based on the three month LIBOR rate, with a floor of 1.25% plus an applicable margin of 4.0%, In the event of any default, the interest rate may be increased 3.0% over the current rate. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line. The Credit Agreement requires a minimum borrowing of $2.0 million. At July 31, 2013, the borrowings under the Credit Agreement related to the Clinical Lab receivables aggregated $3.3 million with an additional availability of $0.2 million. Commencement of borrowing against the eligible Life Science receivables requires advance notification to the Lender.

The Company’s obligations under the Credit Agreement are secured by primarily all the unencumbered U.S. assets of the Company, excluding buildings and intellectual property which the Lender has a negative pledge, and the capital stock of subsidiaries. The Credit Agreement includes customary affirmative and negative covenants and events of default and requires maximum levels of cash usage and minimum levels of liquidity, as defined, and provides for increased liquidity levels if operating results are not achieved. Negative covenants include among others, limitations on additional debt, liens, loans or investments, distributions, asset sales and affiliate transactions. Events of default include, non-payment of principal and interest on debt outstanding, non-performance of covenants, material change in business, breach of representations, bankruptcy and insolvency, material judgments and changes in control. As of July 31, 2013, the Company received a waiver from the Lender for non-compliance with a financial covenant and the lender modified various financial covenants relating to fiscal 2014. In fiscal 2014, the Company expects to be in compliance with the modified financial covenants.

Note 8 – Accrued Liabilities, Other Current Liabilities and Other Liabilities

At July 31 accrued liabilities consist of:

	2013	2012
Legal	$3,104	$1,475
Payroll, benefits, severance and commissions	4,794	5,125
Research and development	721	696
Professional fees	863	901
Other	2,294	1,621
	$11,776	$9,818

At July 31 other current liabilities consist of:

	2013	2012
Capital Lease Obligations – see Note 9	$149	$—
Installment Loans – see Note 9	182	118
	$331	$118

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is being limited through the use of individual and aggregate stop loss insurance. As of July 31, 2013 and 2012, the Company has established a reserve of $0.2 million and $0.4 million, respectively, which is included in accrued liabilities, for claims that have been reported but not paid and incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

Note 9 – Other liabilities

At July 31 Other liabilities consist of:

	2013	2012
Capital lease obligation	$505	$—
Installment loans	269	128
	$774	$128

The capital lease obligation and installment loans are for machinery and equipment used in the Clinical Labs segment. Amortization of the asset recorded under the capital lease is included in depreciation expense. At July 31, 2013, the accumulated amortization on the capital lease was $141.

Future minimum lease and loan payments are as follows:

	Capital lease	Installment loans
2014	$176	$183
2015	176	123
2016	176	89
2017	176	47
2018	28	10
Total payments	732	452
Less: imputed interest	(79)	—
Payments net of interest	653	452
Less: current portion	(148)	(183)
Other liabilities – net	$505	$269

The weighted average interest rate on our short term borrowings during fiscal 2013 was 4.5%. The weighted average interest rate on our short term borrowings during fiscal 2012 was 1.9%.

Note 10 – Stockholders’ equity

Controlled Equity Offering

On March 28, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “Shares”). The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds received under the Sale Agreement. The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. The Shares were initially issued pursuant to the Company’s Registration Statement which was declared effective on August 5, 2010 and the prospectus supplement, dated March 28, 2013, and more recently under a current registration statement declared effective August 13, 2013 and the prospectus supplement dated August 1, 2013, filed by the Company with the Securities and Exchange Commission. During fiscal 2013, the Company sold an aggregate of 906,715 shares of common stock under the Sales Agreement at an average price of $2.26 per share and received proceeds aggregating $1,825, net of expenses of the offering and commissions of $224.

Common stock

In June 2012, the Company issued 275,000 shares of common stock at a fair value of $0.5 million for services performed.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

Treasury stock

In fiscal 2013, the Company issued 216,556 shares from treasury stock to match a portion of its employees’ 401(k) contributions. The Company recorded an expense of $643 for the match, reducing treasury stock by $3,074 for the average acquisition cost of such shares and adjusting additional paid in capital by $2,458.

In fiscal 2012, the Company issued 233,458 shares from treasury stock for its employees’ 401(k) matched contributions obligation. The Company recorded an expense of $649 for the match, reducing treasury stock by $3,313 for the average acquisition cost of such shares and adjusting additional paid in capital by $2,664.

In fiscal 2011, the Company issued 173,834 shares from treasury stock for its employees’ 401(k) matched contributions obligation. The Company recorded an expense of $690 for the match, reducing treasury stock by $2,467 for the average acquisition cost of such shares and adjusting additional paid in capital by $1,777.

Incentive stock plans

The Company has an incentive stock option plan (the “1999 Plan”) and an incentive stock option and restricted stock award plan (the “2005 Plan”), under which the Company may grant options for up to 2,312,356 common shares under the 1999 Plan and options and restricted stock awards for up to 1,000,000 common shares under the 2005 Plan. No additional awards may be granted under the 1999 or 2005 Plans. On January 14, 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) which provides for the issuance of equity awards, including among others, options, restricted stock and restricted stock units for up to 3,000,000 Common Shares. The exercise price of options granted under the 2011 Plan, and consistent with other Plans, is equal to or greater than fair market value of the Common Stock on the date of grant. Unless terminated earlier by the Board of Directors, the 2011 Plan will terminate at the earliest of; (a) such time as no shares of Common Stock remain available for issuance under the 2011 Plan or (b) tenth anniversary of the effective date of the 2011 Plan. Awards outstanding upon expiration of the 2011 Plan shall remain in effect until they have been exercised, terminated, or have expired. As of July 31, 2013, there were approximately 2,322,000 shares available for grant under the 2011 Plan.

The Company estimates the fair value of each stock option award on the measurement date using a binomial option pricing model. The fair value of the award is amortized to expense on a straight line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, primarily time elapsed.

Options granted pursuant to the plans may be either incentive stock options or non-statutory options The 2011 Plan provides for the issuance of stock options, restricted stock and restricted stock unit awards which generally vest over a two to four year period. A summary of the information pursuant to the Company’s stock option plans for the years ended July 31, 2013, 2012, and 2011 is as follows:

	2013		2012		2011
	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price

Outstanding at beginning of year	736,490	$14.50	785,124	$14.53	1,132,450	$14.30
New Grants	336,817	$2.88	—	$—	—	$—
Expired	(346,662)	$11.82	(48,634)	$15.05	(347,326)	$13.78
Outstanding at end of year	726,645	$10.39	736,490	$14.50	785,124	$14.53
Exercisable at end of year	389,828	$16.88	736,490	$14.50	785,124	$14.53
Weighted average fair value of options granted during year		$1.22		$—		—

There is no aggregate intrinsic value of options either outstanding or exercisable at July 31, 2013.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

On January 17, 2013, the Company awarded 336,817 options to directors and certain officers with an exercise price of $2.88 and a five year term, of which 247,672 options vest over two years and 89,145 vest over three years. The weighted average assumptions used to fair value this option award were as follows: expected life of 3.3 years, expected volatility 60.8%, risk free interest rate of 0.45% and no dividend yield. As of July 31, 2013, none of these options were vested.

The following table summarizes information for stock options outstanding at July 31, 2013:

	Options outstanding and exercisable
Range of Exercise prices	Shares	Weighted- Average Remaining Contractual Life in years	Weighted- Average Exercise Price
$ 2.88	336,817	4.47	$2.88
$12.99-17.66	389,828	0.94	$17.04
	726,645

Restricted Stock Awards

During fiscal 2013, 2012 and 2011, the compensation committee of the Company’s board of directors approved grants of restricted stock and restricted stock unit awards (the “Awards”), respectively, to the Company’s directors, certain officers and certain employees under the 2005 and 2011 Plans. The Awards vest upon the recipient’s continued employment or director service ratably over either two, three or four years. Share-based compensation expense is based on the fair value of the award as measured on the grant date and is recorded over the vesting period on a straight-line basis. The Awards will be forfeited if the recipient ceases to be employed by or serve as a director of the Company, as defined in the Plans’ terms. The Awards settle in shares of the Company’s common stock on a one-for-one basis.

A summary of the information pursuant to the Company’s Restricted Stock Awards for the years ended July 31, 2013, 2012 and 2011 is as follows:

	2013		2012		2011
	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price
Outstanding at beginning of year	257,583	$3.58	311,952	$4.84	417,578	$5.50
Awarded	39,000	$1.77	144,143	$2.51	181,643	$3.78
Vested	(157,783)	$(3.23)	(174,638)	$(4.85)	(263,112)	$(5.11)
Forfeited	(13,667)	$(3.59)	(23,874)	$(4.30)	(24,157)	$(5.27)
Outstanding at end of year	125,133	$3.45	257,583	$3.58	311,952	$4.84
Weighted average market value of awards granted during year		$1.77		$2.51		$3.78
F-26

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

Note 11 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2013, 2012, and 2011, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The share-based 401(k) employer matched contribution was approximately $643, $649, and $690 in fiscal years 2013, 2012, and 2011, respectively.

The Company’s Swiss operations provide a pension plan named the Enzo Life Sciences (ELS) AG Vertrag - Nr. 601013, (the “Swiss Plan”) under the Swiss government’s social security system for Swiss employees. The current required minimum contribution is 8% and minimum annual investment return is 2%. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 50% of the employee contribution. The status of the Swiss Plan, which is substantially funded as of December 31, 2012, the latest plan year end, is as follows:

As of December 31,	2012	2011	2010
Total Assets	$2,964,952	$3,247,099	$3,080,281

Accumulated Benefit Obligation	$3,064,058	$3,224,370	$3,083,361
Funded status	97%	99%	100%

Fiscal Year ended July 31,	2012	2011	2010

Contributions	$521,000	$483,000	$480,000

The Swiss Plan’s contract expires December 31, 2014 and currently the Company has no plans to change the current funding or plan design. No events have occurred that would impact the Swiss Plan status.

Note 12 – Royalty and other income

The Company has a license agreement with Qiagen that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the years ended July 31, 2013, 2012 and 2011, the Company recorded royalty income under the agreement of approximately $5,144, $5,900 and $6,800, respectively, which is included in the Life Sciences segment.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

Note 13 – Commitments

Leases

The Company leases equipment, office and laboratory space under several non-cancelable operating leases that expire between September 2013 and May 2023. Certain leases include renewal options and rent escalation clauses. An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for laboratory operations and certain research operations. In March 2005, the Company amended and extended the lease for another 12 years. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense, inclusive of real estate taxes, approximated $1,605, $1,556 and $1,509 during fiscal years 2013, 2012 and 2011, respectively.

Total rent expense incurred by the Company during fiscal 2013, 2012 and 2011 was approximately $4,354, $4,378 and $4,023, respectively. Minimum future annual rentals under non-cancelable operating leases, net of sublease rental income of $451, as of July 31, 2013, are as follows:

Years ended July 31,
2014	$4,346
2015	4,163
2016	3,810
2017	2,868
2018	1,477
Thereafter	2,516
$19,180

Employment Agreements

The Company has employment agreements with certain officers that are cancelable at any time but provide for severance pay in the event an officer is terminated by the Company without cause, as defined in the agreements. Unless cancelled earlier or with notice as defined, the agreement automatically renews for two years. Aggregate minimum compensation commitments, exclusive of any severance provisions, as of July 31, 2013 is $2,271.

Note 14 – Contingencies

The Company, as plaintiff, is currently engaged in litigation in the United States District Court for the Southern District of New York against six parties (and certain of their related companies): Amersham plc, Perkin Elmer, Inc., Molecular Probes, Inc., Orchid Biosciences, Inc., Affymetrix, Inc., and Roche Diagnostic GmbH (“Roche”). These cases were commenced at various times from October 2002 to June 2004. In each of the six cases, the Company asserts similar (with some differences) causes of action against the defendants which can be generally described as contract, tort, fraud, and patent claims, except that no patent claims are asserted against Affymetrix. In the Roche case, Roche seeks a declaratory judgment of non-breach and patent invalidity against the Company. The cases were consolidated for pre-trial purposes in 2004 and there has been extensive discovery among the parties. In 2011, the defendants moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, those motions were granted in part and denied in part. In December 2012, all six defendants moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. Those motions are now fully briefed, but have not yet been decided. The Company expects that the pending motions will be decided by October 31, 2013.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

Life Technologies will likely appeal and there can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

In 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the federal Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation has come to focus primarily on certain practices relating to an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. The time period covered by the investigation is from 2004 through 2011. In response to the Subpoena, the Company is cooperating with the government and has provided documents as requested and no claim has yet been asserted by the OIG. The Company continues to review the methodologies around the matters raised as well as the facts that impact them. Due to the on-going review, various questions of fact and the continuing discussions with the government the Company is unable at this time to predict the outcome or estimate the potential impact that could result from the final resolution of the investigation.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2013

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$55,889	—	—	—	$55,889
Product revenues	—	$32,526	—	—	32,526
Royalty and license fee income	—	5,292	—	—	5,292
Total revenues	55,889	37,818	—	—	93,707

Operating expenses:
Cost of clinical laboratory services	38,251	—	—	—	38,251
Cost of product revenues	—	16,584	—	—	16,584
Research and development	294	2,356	$1,239	—	3,889
Selling, general and administrative	19,942	15,511	—	$8,201	43,654
Provision for uncollectible accounts receivable	4,232	264	—	—	4,496
Legal	316	57	—	5,440	5,813
Total operating expenses	63,035	34,772	1,239	13,641	112,687

Operating income (loss)	(7,146)	3,046	(1,239)	(13,641)	(18,980)

Other income (expense)
Interest	(46)	13	—	(21)	(54)
Other	49	(71)	—	27	5
Foreign exchange gain	—	80	—	—	80

(Loss) income before income taxes	$(7,143)	$3,066	$(1,239)	$(13,635)	$(18,949)

Depreciation and amortization included above	$1,377	$3,102	$22	$104	$4,605

Share-based compensation included in above:
Cost of clinical laboratory services	$9	$1	—	—	$10
Research and development	—	2	—	—	2
Selling, general and administrative	36	10	—	$487	533
Total	$45	$13	—	$487	$545

Capital expenditures	$757	$231	—	—	$988
F-30

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2012

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$59,403	—	—	—	$59,403
Product revenues	—	$37,722	—	—	37,722
Royalty and license fee income	—	5,958	—	—	5,958
Total revenues	59,403	43,680	—	—	103,083

Operating expenses:
Cost of clinical laboratory services	36,305	—	—	—	36,305
Cost of product revenues	—	19,668	—	—	19,668
Research and development	299	4,308	$1,686	—	6,293
Selling, general and administrative	20,856	18,305	—	$8,767	47,928
Provision for uncollectible accounts receivable	4,987	117	—	—	5,104
Legal	262	536	—	2,926	3,724
Impairment charges	—	24,540	—	—	24,540
Total operating expenses	62,709	67,474	1,686	11,693	143,562

Operating loss	(3,306)	(23,794)	(1,686)	(11,693)	(40,479)

Other income (expense)
Interest	(5)	23	—	3	21
Other	28	27	—	22	77
Foreign exchange loss	—	(540)	—	—	(540)

Loss before income taxes	$(3,283)	$(24,284)	$(1,686)	$(11,668)	$(40,921)

Depreciation and amortization included above	$1,092	$3,217	$43	$125	$4,477

Share-based compensation included in above:
Cost of clinical laboratory services	$10		—	—	$10
Research and development	—	$4	—	—	4
Selling, general and administrative	49	59	—	$597	705
Total	$59	$63	—	$597	$719

Capital expenditures	$921	$443	—	—	$1,364
F-31

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

Year ended July 31, 2011

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$52,762		—	—	$52,762
Product revenues	—	$41,830	—	—	41,830
Royalty and license fee income	—	7,437	—	—	7,437
Total revenues	52,762	49,267	—	—	102,029

Operating expenses:
Cost of clinical laboratory services	31,682	—	—	—	31,682
Cost of product revenues	—	22,137	—	—	22,137
Research and development	—	5,784	$2,022	—	7,806
Selling, general and administrative	18,426	17,855	—	$8,910	45,191
Provision for uncollectible accounts receivable	4,415	16	—	—	4,431
Legal	387	726	—	2,597	3,710
Total operating expenses	54,910	46,518	2,022	11,507	114,957

Operating (loss) income	(2,148)	2,749	(2,022)	(11,507)	(12,928)

Other income (expense)
Interest	(5)	2	—	14	11
Other	30	(3)	—	18	45
Foreign exchange gain	—	49	—	—	49
(Loss) income before income taxes	$(2,123)	$2,797	$(2,022)	$(11,475)	$(12,823)

Depreciation and amortization included above	$1,012	$3,282	$47	$128	$4,469

Share-based compensation included in above:
Cost of clinical laboratory services	$10	—	$—	—	$10
Research and development	—	$14	—	—	14
Selling, general and administrative and legal	61	84	—	$880	1,025
Total	71	98	$—	$880	$1,049

Capital expenditures	$834	$389	—	—	$1,223
F-32

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2013 and 2012
(Dollars in thousands except share data)

Geographic financial information is as follows:

Net sales to unaffiliated customers:	2013	2012	2011
United States	$80,559	$87,776	$85,691
Switzerland	5,499	6,802	8,508
United Kingdom	2,324	2,728	2,825
Other international countries	5,325	5,777	5,005
Total	$93,707	$103,083	$102,029

Long-lived assets at July 31,	2013	2012	2011
United States	$23,136	$25,081	$44,028
Switzerland	1,984	2,223	8,958
United Kingdom	491	618	2,857
Other international countries	401	426	1,850
Total	$26,012	$28,348	$57,693

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

	2013	2012	2011
United States	$24,669	$28,372	$32,928
Foreign countries	13,149	15,308	16,339
	$37,818	$43,680	$49,267

Note 16 – Summary of Selected Quarterly Financial Data (unaudited)

The following table contains statement of operations information for each quarter of the years ended July 31, 2013 and 2012. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly financial data for fiscal 2013 and 2012 is summarized as follows:

	Quarter Ended
Fiscal 2013	October 31, 2012	January 31, 2013	April 30, 2013	July 31, 2013
Total revenues	$25,630	$22,210	$22,598	$23,269
Gross profit	11,736	8,642	9,048	9,446
Loss before income taxes	(3,755)	(5,854)	(5,808)	(3,532)
Net loss	(3,691)	(5,674)	(5,770)	(3,102)
Basic and diluted loss per common share	$(0.09)	$(0.14)	$(0.15)	$(0.08)

	Quarter Ended
Fiscal 2012	October 31, 2011	January 31, 2012	April 30, 2012	July 31, 2012
Total revenues	$25,753	$24,973	$25,949	$26,408
Gross profit	11,802	11,579	12,056	11,673
Loss before income taxes	(4,326)	(4,076)	(3,445)	(29,074)
Net loss	(4,494)	(4,221)	(3,411)	(27,143)
Basic and diluted loss per common share	$(0.12)	$(0.11)	$(0.09)	$(0.69)
F-33

ENZO BIOCHEM, INC

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended July 31, 2013, 2012 and 2011
(in thousands)

Year ended July 31,	Description	Balance at Beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

2013	Allowance for doubtful accounts receivable	3,273	4,496		5,062	(1)	2,707

2012	Allowance for doubtful accounts receivable	3,488	5,104		5,319	(1)	3,273

2011	Allowance for doubtful accounts receivable	2,839	4,431		3,782	(1)	3,488

2013	Deferred tax valuation allowance	41,261	6,362				47,623

2012	Deferred tax valuation allowance	32,920	8,341				41,261

2011	Deferred tax valuation allowance	28,901	4,019				32,920

(1)	Write-off of uncollectible accounts receivable.
S-1