Form 10-Q
period 2013-10-31
ENZO BIOCHEM INC
filed 2013-12-10
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

Yes ☐ No ☒

As of December 2, 2013, the Registrant had approximately 41,348,000 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
October 31, 2013

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31, 2013 (unaudited)	July 31, 2013 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,426	$9,007
Accounts receivable, net of allowances	13,717	12,288
Inventories	9,107	8,805
Prepaid expenses and other	2,140	2,456
Total current assets	32,390	32,556

Property, plant and equipment, net	8,510	8,617
Goodwill	7,452	7,452
Intangible assets, net	9,564	9,943
Other	370	390
Total assets	$58,286	$58,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable	$3,645	$3,264
Accounts payable – trade	8,721	8,481
Accrued liabilities	11,526	11,776
Other current liabilities	349	331
Total current liabilities	24,241	23,852

Deferred taxes	176	200
Other liabilities	775	774
Total liabilities	$25,192	$24,826

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 41,280,340 at October 31, 2013 and 40,569,393 at July 31, 2013	413	406
Additional paid-in capital	306,074	304,288
Accumulated deficit	(275,207)	(272,420)
Accumulated other comprehensive income	1,814	1,858
Total stockholders’ equity	33,094	34,132
Total liabilities and stockholders’ equity	$58,286	$58,958

The accompanying notes are an integral part of these consolidated financial statements.

3

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,
	2013	2012
Revenues:
Clinical laboratory services	$14,860	$15,177
Product revenues	7,663	8,434
Royalty and license fee income	1,611	2,019
Total revenues	24,134	25,630

Operating expenses:
Cost of clinical laboratory services	9,709	9,710
Cost of product revenues	3,846	4,184
Research and development	817	1,011
Selling, general, and administrative	10,529	11,415
Provision for uncollectible accounts receivable	872	1,594
Legal	1,381	1,700
Total operating expenses	27,154	29,614

Operating loss	(3,020)	(3,984)

Other income (expense):
Interest	(62)	(9)
Other	61	9
Foreign currency gain	297	229
Loss before income taxes	(2,724)	(3,755)
(Provision) benefit for income taxes	(63)	64
Net loss	$(2,787)	$(3,691)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	41,057	39,279

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2013	2012
Net loss	$(2,787)	$(3,691)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(44)	160
Comprehensive loss	$(2,831)	$(3,531)

The accompanying notes are an integral part of these consolidated financial statements.

5

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three months ended October 31, 2013
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at July 31, 2013	40,569,393	$406	$304,288	$(272,420)	$1,858	$34,132

Net (loss) for the period ended October 31, 2013	—	—	—	(2,787)	—	(2,787)

Share based compensation charges	—	—	103	—	—	103

Vesting of restricted stock	9,492	—	—	—	—	—

Net proceeds from issuance of common stock	701,455	7	1,683	—	—	1,690

Foreign currency translation adjustments	—	—	—	—	(44)	(44)

Balance at October 31, 2013	41,280,340	$413	$306,074	$(275,207)	$1,814	$33,094

The accompanying notes are an integral part of these consolidated financial statements.

6

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,787)	$(3,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	557	652
Amortization of intangible assets	468	497
Provision for uncollectible accounts receivable	872	1,594
Income tax benefit	(32)	(197)
Share-based compensation charges	103	142
Share-based 401(k) employer match expense	160	147
Foreign currency transaction (gain)	(302)	(282)

Changes in operating assets and liabilities:
Accounts receivable	(2,277)	(1,410)
Inventories	(252)	190
Prepaid expenses and other	323	259
Accounts payable – trade	253	(1,125)
Accrued liabilities, other current liabilities and other liabilities	(394)	1,747
Total adjustments	(521)	2,214

Net cash used in operating activities	(3,308)	(1,477)

Cash flows from investing activities:
Capital expenditures	(334)	(291)
Security deposits and other	20	(44)
Net cash used in investing activities	(314)	(335)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,684	—
Proceeds from borrowings under Credit Agreement	15,176	—
Repayments under Credit Agreement	(14,795)	—
Installment loan and capital lease obligation payments	(96)	(28)
Net cash provided by (used in) financing activities	1,969	(28)

Effect of exchange rate changes on cash and cash equivalents	72	165

Decrease in cash and cash equivalents	(1,581)	(1,675)
Cash and cash equivalents - beginning of period	9,007	15,076
Cash and cash equivalents - end of period	$7,426	$13,401

The accompanying notes are an integral part of these consolidated financial statements.

7

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2013,
and for the three months ended
October 31, 2013 and 2012
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Clinical Labs, Enzo Life Sciences, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of October 31, 2013, the consolidated statements of operations, comprehensive income (loss), and cash flows for the three months ended October 31, 2013 and 2012, and the consolidated statement of stockholders’ equity for the three months ended October 31, 2013 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2013 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.

Note 2 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for the three months ended October 31, 2013 and 2012 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive, and as such is the same as basic weighted average shares outstanding.

During the three months ended October 31, 2013 and 2012, potential shares from unvested restricted stock excluded from the computation of diluted net loss per share were approximately 51,000 and 0 shares, respectively.

For the three months ended October 31, 2013 and 2012 the effect of approximately 723,000 and 686,000 shares respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Note 3 - Supplemental disclosure for statement of cash flows

For the three months ended October 31, 2013 and 2012, income taxes paid by the Company approximated $5 and $21, respectively.

For the three months ended October 31, 2013 and 2012, interest paid by the Company approximated $65 and $9, respectively.

8

For the three months ended October 31, 2013 and 2012, the Company financed $115 and $0, respectively, in machinery and transportation equipment under installment loans.

For the three months ended October 31, 2013 and 2012, the Company entered into a capital lease for machinery and equipment with a cost basis of $0 and $768 respectively.

Note 4 - Inventories

Inventories consist of the following:

	October 31, 2013	July 31, 2013
Raw materials	$1,092	$922
Work in process	2,675	2,628
Finished products	5,340	5,255
	$9,107	$8,805

Note 5 – Goodwill and intangible assets

Goodwill

At October 31, 2013 and July 31, 2013, the Company’s carrying amount of goodwill, related to the Clinical Labs segment, is $7,452

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2013	$28,214	$(18,271)	$9,943
Amortization expense	—	(468)	(468)
Foreign currency translation	240	(151)	89
October 31, 2013	$28,454	$(18,890)	$9,564

Intangible assets consist of the following:

	October 31, 2013			July 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,610)	$417	$11,027	$(10,587)	$440
Customer relationships	12,582	(5,770)	6,812	12,446	(5,448)	6,998
Website and acquired content	1,035	(1,005)	30	1,026	(980)	46
Licensed technology and other	524	(406)	118	513	(382)	131
Trademarks	3,286	(1,099)	2,187	3,202	(874)	2,328
Total	$28,454	$(18,890)	$9,564	$28,214	$(18,271)	$9,943
9

At October 31, 2013, information with respect to the intangibles acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	7 years
Trademarks	5 years	4 years
Other intangibles	4-5 years	2 years

At October 31, 2013, the weighted average useful lives of amortizable intangible assets were approximately six years.

Note 6 - Loan Payable

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and Healthcare Finance Group, LLC (the “Lender). The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Lab and Life Science segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. Debt issuance costs of $281 are being amortized over the life of the Credit Agreement. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, or the Lender requires a reserve, the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances, payable monthly, is based on the three month LIBOR rate, with a floor of 1.25% plus an applicable margin of 4.0%, In the event of any default, the interest rate may be increased 3.0% over the current rate. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the Credit Agreement. The Credit Agreement requires a minimum borrowing of $2.0 million. During the 2014 quarter the Company notified the Lender to allow for borrowings against the eligible Life Science receivables. At October 31, 2013, the borrowings under the Credit Agreement related to the Clinical Lab and Life Science receivables aggregated $3.6 million with no additional availability based on current eligible receivables and permitted borrowing levels.

The Company’s obligations under the Credit Agreement are secured by primarily all the unencumbered U.S. assets of the Company, excluding buildings and intellectual property which the Lender has a negative pledge, and the capital stock of subsidiaries. The Credit Agreement includes customary affirmative and negative covenants and events of default and requires maximum levels of cash usage and minimum levels of liquidity, as defined, and provides for increased liquidity levels if operating results are not achieved. Negative covenants include among others, limitations on additional debt, liens, loans or investments, distributions, asset sales and affiliate transactions. Events of default include, non-payment of principal and interest on debt outstanding, non-performance of covenants, material change in business, breach of representations, bankruptcy and insolvency, material judgments and changes in control. As of October 31, 2013, the Company is in compliance with the covenants.

Note 7 – Accrued Liabilities and Other Current Liabilities

Accrued liabilities consist of the following as of:

	October 31, 2013	July 31, 2013
Legal	$2,975	$3,104
Payroll, benefits, and commissions	4,697	4,794
Professional fees	957	721
Research and development	734	863
Other	2,163	2,294
	$11,526	$11,776
10

Other current liabilities consist of the following as of:

	October 31, 2013	July 31, 2013
Capital lease obligations	$149	$149
Installment loans	200	182
	$349	$331

Note 8 – Other Liabilities

Other liabilities consist of the following as of:

	October 31, 2013	July 31, 2013
Capital lease obligation, net of short term	$470	$505
Installment loans, net of short term	305	269
	$775	$774

During the three months ended October 31, 2013, the Company entered into various installment loans for lab and transportation equipment aggregating $115 for the Clinical Labs segment. As of October 31, 2013, future minimum payments under the capital lease, net of interest of $70 aggregates $619, including a short term debt portion of $149 included in other current liabilities. Future minimum payments under the installment loans aggregate $505, including a short term portion of $200 included in other current liabilities.

Note 9 – Stockholders’ Equity

Controlled Equity Offering

On March 28, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “Shares”). The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds received under the Sales Agreement. The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. During the three months ended October 31, 2013, the Company sold an aggregate of 701,455 shares of common stock under the Sales Agreement at an average price of $2.48 per share and received proceeds of approximately $1.7 million, net of expenses.

Share-based compensation

The Company has an incentive stock option plan (the “1999 Plan”), an incentive stock option and restricted stock award plan (the “2005 Plan”), and a long term incentive share award plan, (the “2011 Incentive Plan”), which are more fully described in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013. The 2011 Plan, which is the only plan from which awards may now be granted, provides for the award to eligible employees, officers, directors, consultants and other persons of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, and other stock-based awards.

11

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended October 31,
	2013	2012
Stock options	$47	—
Restricted stock	56	$142
	$103	$142

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended October 31,
	2013	2012
Cost of clinical laboratory services	$2	$2
Research and development	1	1
Selling, general and administrative	100	139
	$103	$142

No excess tax benefits were recognized during the three month periods ended October 31, 2013 and 2012.

Stock option plans

The following table summarizes stock option activity during the three month period ended October 31, 2013:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2013	726,645		$10.39
Awarded	10,000		$2.53
Exercised	—	$
Cancelled or expired	(13,409)		$12.39
Outstanding at end of period	723,236		$10.24	2.4 years	$—
Exercisable at end of period	376,419		$17.04	0.7 years	$—

On October 3, 2013, the Company awarded 10,000 options to an officer with an exercise price of $2.53 and a five year term, which vest over four years. The fair value of the options granted was $1.23 per share. The assumptions used to fair value this option award were as follows: expected life of 4.75 years, expected volatility 57.6%, risk free interest rate of 1.3% and no dividend yield. As of October 31, 2013, none of these options were vested.

As of October 31, 2013, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $0.3 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is 1.4 years.

12

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the three months ended October 31, 2013 is as follows:

	Awards	Weighted Average Award Price
Outstanding at July 31, 2013	125,133	$3.45
Awarded	1,000	2.48
Vested	(9,492)	(1.75)
Forfeited	—	—
Unvested at end of period	116,641	$3.58

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of October 31, 2013, there was approximately $0.2 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of approximately one year.

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 2,312,000 shares as of October 31, 2013.

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate (provision) benefit for the three months ended October 31, 2013 was a provision of (2.3%) compared to a benefit of 1.7% during the three months ended October 31, 2012. The tax benefit (provision) for the periods were based on state and local taxes and domestic and foreign tax for intangibles. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company files a consolidated Federal income tax return. The Company files combined returns with California, Michigan and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2010 through July 31, 2012.

Note 11 – Royalty and licensing income

The Company’s Life Science segment has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the three months ended October 31, 2013 and 2012, the Company recorded royalty income under the Agreement of approximately $1.6 million and $1.9 million, respectively.

13

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

Management of the Company assesses assets on a consolidated basis only and, therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.

14

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended October 31, 2013

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$14,860	—	—	—	$14,860
Product revenues	—	$7,663	—	—	7,663
Royalty and license fee income	—	1,611	—	—	1,611
	14,860	9,274	—	—	24,134
Operating expenses:
Cost of clinical laboratory services	9,709	—	—	—	9,709
Cost of product revenues	—	3,846	—	—	3,846
Research and development	11	526	$280	—	817
Selling, general and administrative	5,050	3,495	—	$1,984	10,529
Provision for uncollectible accounts receivable	844	28	—	—	872
Legal	148	22	—	1,211	1,381
Total operating expenses	15,762	7,917	280	3,195	27,154

Operating income (loss)	(902)	1,357	(280)	(3,195)	(3,020)

Other income (expense)
Interest	(11)	5	—	(56)	(62)
Other	18	27	—	16	61
Foreign currency gain	—	297	—	—	297
Income (loss) before income taxes	$(895)	$1,686	$(280)	$(3,235)	$(2,724)

Depreciation and amortization included above	$355	$641	$4	$25	$1,025

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	$1	—	—	1
Selling, general and administrative	10	4	—	$86	100
Total	$12	$5	—	$86	$103

Capital expenditures	$259	$75	$—	$—	$334
15

Three months ended October 31, 2012

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$15,177	—	—	—	$15,177
Product revenues	—	$8,434	—	—	8,434
Royalty and license fee income	—	2,019	—	—	2,019
	15,177	10,453	—	—	25,630
Operating expenses:
Cost of clinical laboratory services	9,710	—	—	—	9,710
Cost of product revenues	—	4,184	—	—	4,184
Research and development	89	606	$316	—	1,011
Selling, general and administrative	4,961	4,272	—	$2,182	11,415
Provision for uncollectible accounts receivable	1,556	38	—	—	1,594
Legal	107	6	—	1,587	1,700
Total operating expenses	16,423	9,106	316	3,769	29,614

Operating income (loss)	(1,246)	1,347	(316)	(3,769)	(3,984)

Other income (expense)
Interest	(9)	(1)	—	1	(9)
Other	6	1	—	2	9
Foreign currency gain	—	229	—	—	229
Income (loss) before income taxes	$(1,249)	$1,576	$(316)	$(3,766)	$(3,755)

Depreciation and amortization included above	$308	$813	$7	$21	$1,149

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	$1	—	—	1
Selling, general and administrative	11	—	—	$128	139
Total	$13	$1	—	$128	$142

Capital expenditures	$205	$86	$—	$—	$291
16

Note 13 - Contingencies

The Company, as plaintiff, is currently engaged in litigation in the United States District Court for the Southern District of New York against six parties (and certain of their related companies): Amersham plc, Perkin Elmer, Inc., Molecular Probes, Inc., Orchid Biosciences, Inc., Affymetrix, Inc., and Roche Diagnostic GmbH (“Roche”). These cases were commenced at various times from October 2002 to June 2004. In each of the six cases, the Company asserts similar (with some differences) causes of action against the defendants which can be generally described as contract, tort, fraud, and patent claims, except that no patent claims are asserted against Affymetrix. In the Roche case, Roche seeks a declaratory judgment of non-breach and patent invalidity against the Company. The cases were consolidated for pre-trial purposes in 2004 and there has been extensive discovery among the parties. In 2011, the defendants moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, those motions were granted in part and denied in part. In December 2012, all six defendants moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. On October 22, 2013, the Court granted Amersham’s motion for summary judgment.  Thereafter, on November 26, 2013, the parties settled and dismissed the Amersham case. On October 28, 2013, the Court granted in part and denied in part PerkinElmer’s motion for summary judgment. A jury trial in that case is scheduled for March 18, 2014. By decisions dated December 6, 2013, the Court granted in part and denied in part the summary judgment by Roche and Affymetrix. Jury trials have been ordered in both cases, Affymetrix on April 14, 2014 and Roche on a date to be determined. On the same date, the Court granted the summary judgment for the remaining two motions by Molecular Probes and Orchid.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the 2013 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We are comprised of three operating segments, of which the Therapeutics and Life Sciences segments have evolved out of our core competencies: the use of nucleic acids as informational molecules and the use of compounds for immune modulation and augmented by the previous acquisitions of a number of related companies. The Company’s Enzo Clinical Labs and Enzo Life Sciences reporting units, as described below, are affected by different US and global economic conditions which are included in Item 1A, Risk Factors in our Form 10-K filing for the 2013 fiscal year.

Below are brief descriptions of each of our operating segments (See note 12 in the Notes to Consolidated Financial Statements):

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

Results of Operations
Three months ended October 31, 2013 compared to October 31, 2012

(in 000s)

Comparative Financial Data for the Three Months Ended October 31,

	2013	2012	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$14,860	$15,177	$(317)	(2)%
Product revenues	7,663	8,434	(771)	(9)
Royalty and license fee income	1,611	2,019	(408)	(20)
Total revenues	24,134	25,630	(1,496)	(6)

Operating expenses:
Cost of clinical laboratory services	9,709	9,710	(1)	-
Cost of product revenues	3,846	4,184	(338)	(8)
Research and development	817	1,011	(194)	(19)
Selling, general, and administrative	10,529	11,415	(886)	(8)
Provision for uncollectible accounts receivable	872	1,594	(722)	(45)
Legal	1,381	1,700	(319)	(19)
Total operating expenses	27,154	29,614	(2,460)	(8)

Operating loss	(3,020)	(3,984)	964	24

Other income (expense):
Interest	(62)	(9)	(53)	(589)
Other	61	9	52	578
Foreign currency gain	297	229	68	30
Loss before income taxes	$(2,724)	$(3,755)	$1,031	27

Consolidated Results:

The “2014 period” and the “2013 period” refer to the three months ended October 31, 2013 and 2012, respectively.

Clinical laboratory services revenues for the 2014 period were $14.9 million compared to $15.2 million in the 2013 period. The 2014 period’s decrease over the 2013 period was $0.3 million or 2% due to reduced reimbursement rates and lower volume from certain payers offset by incremental growth related to test offerings in the molecular area. During the 2013 period the revenues was negatively impacted by a severe storm affecting our service area in the last three days of the quarter of approximately $0.7 million.

Product revenues decreased by $0.8 million or 9% in the 2014 period to $7.6 million as compared to $8.4 million in the 2013 period due to a decline in organic sales. During the 2014 period we continue to experience a decline in certain distributed products for certain customer types and in resale products, including the continued impact from the rationalization of low margin products, and market softness in research reagent products.

Royalty and license fee income during the 2014 period was $1.6 million compared to $2.0 million in the 2013 period, a decrease of $0.4 million or 20%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during each of the 2014 and 2013 periods was $ 9.7 million. During 2014, the Company had decreases in reagent costs and supplies of $0.1 million offset by higher outside reference testing of $0.1 million. Certain expense variances are affected by the changes in the mix of tests offered to the ordering physician.

The cost of product revenues during the 2014 period was $3.9 million compared to $4.2 million in the 2013 period, a decrease of $0.3 million or 8%. The decrease is attributed to lower product revenues.

Research and development expenses were approximately $0.8 million during the 2014 period, compared to $1.0 million in the 2013 period, a decrease of $0.2 million or 19%. The decrease was principally attributed to lower costs of $0.1 million at the Enzo Life Sciences segment due to lower payroll and other costs and decreases at Enzo Clinical Labs of $0.1 million due to lower payroll and other costs.

The Company’s selling, general and administrative expenses were approximately $10.5 million during the 2014 period and $11.4 million during the 2013 period, a decrease of $0.9 million or 8%. The Enzo Life Sciences segment selling, general and administrative decreased by $0.8 million due to the positive effects from the business realignments in the last three quarters of fiscal 2013 resulting in lower payroll and related costs of $0.6 million, lower depreciation and amortization of $0.1 million and $0.1 million in other operating costs. The Other selling general and administrative decreased by $0.2 million, primarily due to a decrease in professional fees. The Clinical Lab segment selling general and administrative increased by $0.1 million primarily due to increases in other costs of $0.2 million offset by decreases in payroll related costs of $0.1 million.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $0.9 million for the 2014 period as compared to $1.6 million in the 2013 period. The decrease is primarily due to the change in payer mix and service volume and improvements in collection experience at the Clinical Labs. As a percentage of revenues the provision for uncollectible accounts receivable for the Clinical Lab segment decreased to 5.7% in the 2014 period from 10.2% in the 2013 period.

Legal expense was $1.4 million during the 2014 period compared to $1.7 million in the 2013 period, a decrease of $0.3 million primarily due to higher patent litigation trial costs that occurred in the 2013 period.

During the 2014 period, the gain on foreign currency transactions was $0.3 million as compared to a gain of $0.2 million in the 2013 period. The gain in the both periods was due to the strengthening of foreign currencies relative to the US dollar.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $0.9 million for the 2014 period as compared to a loss of $1.2 million in the 2013 period, a decrease of $0.3 million resulting from a decrease in the provision for uncollectable accounts receivable offset by lower service volume. The revenue from laboratory services decreased in the 2014 period by $0.3 million due to reduced reimbursement rates and lower volume from certain payers offset by incremental growth related to test offerings in the molecular area. As a result of these revenue impacts and changes in costs of services, the 2014 period gross profit of $5.2 million decreased from the 2013 period by $0.3 million. Selling, general and administrative expense increased by approximately $0.1 million primarily due to increases in other costs of $0.2 million offset by decreases in payroll costs of $0.1 million. The provision for uncollectible accounts receivable decreased by $0.7 million as compared to the 2013 period due to the improved implemented collection procedures and changes in the mix of payers and as a percentage of revenues decreased to 5.7% in the 2014 period from 10.2% in the 2013 period.

Life Sciences

The Life Sciences segment’s income before taxes was $1.7 million for the 2014 period as compared to $1.6 million for the 2013 period. The segment’s gross profit was $5.4 million in the 2014 period, as compared $6.3 million in the 2013 period. Gross profit was negatively impacted by the decline in product and royalty and license fee revenues, offset by reduced payroll, facility and other costs resulting from realignments during the last three quarters of fiscal 2013. Product revenues decreased by $0.8 million or 9% in the 2014 period to $7.6 million as we continue to experience a decline in certain distributed products for certain customer types and in resale products, including the continued impact from the rationalization of low margin products, and market softness in research reagent products. Royalty and license fee income of $1.6 million represented a decrease of $0.4 million as compared to the 2013 period and is primarily from the reported sales of Qiagen products subject to a license agreement. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, decreased by approximately $0.9 million during the 2014 period due to reduced research and development of $0.1 million and selling, general and administrative of $0.8 million. Due to the slightly greater strengthening of foreign currencies during the 2014 period as compared to the 2013 period, the foreign currency gain increased by $0.1 million in the 2014 period.

Therapeutics

Therapeutics loss before income taxes was approximately $0.3 million in both the 2014 and 2013 period.

Other

The Other loss before taxes for the 2014 period was approximately $3.2 million as compared to $3.8 million for the 2013 period, a decrease of $0.6 million. In the 2014 period legal expenses decreased by $0.4 million due to a decrease in legal services directly related to a patent litigation trial in 2013. General and administrative costs decreased by $0.2 million primarily due to lower professional fees.

Liquidity and Capital Resources

At October 31, 2013, the Company had cash and cash equivalents of $7.4 million of which $1.7 million was in foreign accounts, as compared to cash and cash equivalents of $9.0 million, of which $1.5 million was in foreign accounts at July 31, 2013. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $8.1 million at October 31, 2013 compared to $8.7 million at July 31, 2013. The decrease in working capital of $0.6 million was primarily the result of the net loss, funding capital expenditures and changes in net operating assets and liabilities.

Net cash used in operating activities for the three months ended October 31, 2013 was approximately $3.3 million as compared to $1.5 million for the three months ended October 31, 2012. The increase in net cash used in operating activities in the 2014 period over the 2013 period of approximately $1.8 million was primarily due to an increase in operating assets, primarily accounts receivable and inventory and the decrease in current liabilities totaling $2.0 million and lower non-cash charges of $0.7 million, offset by a decrease in the net loss of $0.9 million in the 2014 period.

Net cash used in investing activities was approximately $0.3 million in 2014 and in the year ago period. Investing activities primarily relate to capital expenditures which approximated $0.3 million in both the 2014 and 2013 periods.

Net cash provided by financing was approximately $2.0 million as compared to $0 in the year ago period. The increase over 2013 period was due to an increase in proceeds from issuance of common stock under the Controlled Equity Offering program of $1.7 million and the net increase in borrowings of $0.4 million under the Credit Agreement offset by an increase in payments for installment loans and capital leases of $0.1 million.

Despite the challenging global economic environment, affecting Life Sciences revenues in fiscal 2013 and continuing in 2014 at reduced levels, attributed to macroeconomic concerns, reduced funding of customer research budgets and the impact of the Company’s rationalization of low margin products and at the Clinical Labs, the impact of healthcare reform regulations and changes in payer policies affecting reimbursements to providers, the Company believes that its current cash and cash equivalents level, utilization of the Controlled Equity Offering program disclosed in Note 9, and future available borrowings under the Revolving Loan and Security Agreement disclosed in Note 6 are sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through other equity offerings or other sources of funds. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of the Form 10-K for the year ended July 31, 2013 and referred to above are unchanged, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

See our Form 10-K for the fiscal year ended July 31, 2013 for Forward Looking Cautionary Statements and Risk Factors.

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2013.

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Three months ended October 31, 2013		Three months ended October 31, 2012
Revenue category
Medicare	$3,262	22%	$3,280	22%
Third-party payer	7,019	47	7,149	47
Patient self-pay	3,144	21	3,420	23
HMO’s	1,435	10	1,328	8
Total	$14,860	100%	$15,177	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Note 13 and Item 1, Legal Proceedings.

Other than the Medicare program, one provider whose programs are included in the Third-party payers and Health Maintenance Organizations (“HMO’s”) categories represents approximately 22% and 21% of the Clinical Labs net revenues for the three months ended October 31, 2013 and 2012, respectively. Another third party provider represents 9% and 11% of Clinical Labs net revenues for the three months ended October 31, 2013 and 2012.

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

During the three months ended October 31, 2013 and 2012, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 85.1% and 84.8%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $1.0 million for the three months ended October 31, 2013 and 2012, and a change in the net accounts receivable of approximately $0.6 million as of October 31, 2013.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At October 31, 2013 and July 31, 2013, approximately 60% of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which $1.6 million or 30% and $1.7 million or 35% represents foreign receivables as of October 31, 2013 and July 31, 2013 respectively, includes royalty receivables of $1.6 million and $1.2 million, as of October 31, 2013 and July 31, 2013, respectively, from Qiagen (Note 11).

Net accounts receivable

Billing category	As of October 31, 2013		As of July 31, 2013
Clinical Labs
Medicare	$1,101	13%	$930	13%
Third party payers	3,759	46	3,395	46
Patient self-pay	3,082	37	2,696	37
HMO’s	335	4	300	4
Total Clinical Labs	8,277	100%	7,321	100%
Total Life Sciences	5,440		4,967
Total accounts receivable	$13,717		$12,288

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three months ended October 31, 2013	Twelve months ended July 31, 2013

Beginning balance	$2,707	$3,273
Provision for doubtful accounts	872	4,496
Write-offs, net	(864)	(5,062)
Ending balance	$2,715	$2,707

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

During the three months ended October 31, 2013 and 2012, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of October 31, 2013	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%
1-30 days	$27,882	51	4,470	62	16,184	45	3,271	45	3,957	95%
31-60 days	6,082	11	675	10	3,563	10	1,823	25	21	1%
61-90 days	5,038	9	546	8	2,938	8	1,516	21	38	1%
91-120 days	4,249	8	382	5	3,062	8	754	10	51	1%
121-150 days	3,143	6	161	2	2,963	8	(2)	—	21	1%
Greater than 150 days*	8,693	15	947	13	7,766	21	(81)	(1)	61	1%
Totals	$55,087	100%	$7,181	100%	$36,476	100%	$7,281	100%	$4,149	100%

As of July 31, 2013	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%
1-30 days	$25,565	50%	$3,741	62%	$14,915	44%	$3,341	48%	$3,568	96%
31-60 days	6,238	12%	452	7%	4,254	12%	1,492	21%	40	1%
61-90 days	5,923	12%	357	6%	3,845	11%	1,686	24%	35	1%
91-120 days	4,287	8%	216	4%	3,484	10%	546	8%	41	1%
121-150 days	2,319	5%	166	3%	2,140	6%	—	0%	13	0%
Greater than 150 days*	6,847	13%	1,058	18%	5,824	17%	(73)	-1%	38	1%
Totals	$51,179	100%	$5,990	100%	$34,462	100%	$6,992	100%	$3,735	100%

*	Total includes $3,836 fully reserved over 210 days as of October 31, 2013.

**	Total includes $3,775 fully reserved over 210 days as of July 31, 2013.

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

Recent Accounting Pronouncements Adopted

There were no recent accounting pronouncements adopted that impact the Company during the three months ended October 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates resulting from acquisitions with foreign locations (See Item 1A. Risk Factors and Note 5 in the Notes to Consolidated Financial Statements for the fiscal year ended July 31, 2013) that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical decline of 10% in the value of the U.S. dollar versus foreign currencies at October 31, 2013, our assets and liabilities would decrease by $0.9 million and $0.5 million, respectively, and our net sales and net earnings (loss) would decrease by $1.1 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $0.4 million on an annual basis.

Interest Rate Risk

We are exposed to interest rate risk with our variable rate Credit Agreement which bears interest at the three month LIBOR with a floor of 1.25% plus 4% per annum. A 3% change in the LIBOR rate would impact our interest expense by $0.1 million.

As of October 31, 2013, we have fixed interest rate financing on transportation and equipment leases.

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

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2013 filed with the Securities and Exchange Commission, other than as noted in Note 13 to the consolidated financial statements as of October 31, 2013 and the three months then ended.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: December 10, 2013	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

