Form 10-Q
period 2014-01-31
ENZO BIOCHEM INC
filed 2014-03-11
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

Yes ☐ No ☒

As of March 1, 2014 the Registrant had approximately 42,580,000 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
January 31, 2014

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2014 (unaudited)	July 31, 2013 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,621	$9,007
Accounts receivable, net of allowances	11,855	12,288
Inventories	9,220	8,805
Prepaid expenses and other	1,945	2,456
Total current assets	30,641	32,556

Property, plant and equipment, net	8,112	8,617
Goodwill	7,452	7,452
Intangible assets, net	9,111	9,943
Other assets	418	390
Total assets	$55,734	$58,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable	$2,913	$3,264
Accounts payable – trade	8,818	8,481
Accrued liabilities	10,574	11,776
Other current liabilities	342	331
Total current liabilities	22,647	23,852

Deferred taxes	160	200
Other liabilities	737	774
Total liabilities	$23,544	$24,826

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 42,315,616 at January 31, 2014 and 40,569,393 at July 31, 2013	424	406
Additional paid-in capital	308,772	304,288
Accumulated deficit	(278,773)	(272,420)
Accumulated other comprehensive income	1,767	1,858
Total stockholders’ equity	32,190	34,132
Total liabilities and stockholders’ equity	$55,734	$58,958

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Revenues:
Clinical laboratory services	$13,848	$13,320	$28,707	$28,497
Product revenues	8,054	7,876	15,717	16,309
Royalty and license fee income	1,026	1,014	2,637	3,033
Total revenues	22,928	22,210	47,061	47,839

Operating expenses:
Cost of clinical laboratory services	9,292	9,425	19,001	19,135
Cost of product revenues	3,865	4,143	7,712	8,327
Research and development	832	968	1,649	1,979
Selling, general, and administrative	10,084	10,892	20,612	22,308
Provision for uncollectible accounts receivable	912	1,335	1,784	2,929
Legal	1,496	1,441	2,877	3,142
Total operating expenses	26,481	28,204	53,635	57,820

Operating loss	(3,553)	(5,994)	(6,574)	(9,981)

Other income (expense):
Interest	(52)	(7)	(114)	(15)
Other	15	43	76	56
Foreign currency gain	20	104	317	333
Loss before income taxes	(3,570)	(5,854)	(6,295)	(9,607)
(Provision) benefit for income taxes	4	180	(58)	242
Net loss	$(3,566)	$(5,674)	$(6,353)	$(9,365)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.14)	$(0.15)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	41,887	39,312	41,472	39,295

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
Net loss	$(3,566)	$(5,674)	$(6,353)	$(9,365)
Other comprehensive income (loss):
Foreign currency translation adjustments	(47)	92	(91)	252
Comprehensive loss	$(3,613)	$(5,582)	$(6,444)	$(9,113)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six months ended January 31, 2014
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at July 31, 2013	40,569,393	$406	$304,288	$(272,420)	$1,858	$34,132

Net (loss) for the period ended January 31, 2014	—	—	—	(6,353)	—	(6,353)

Share based compensation charges	—	—	212	—	—	212

Vesting of restricted stock	59,810	1	—	—	—	1

Net proceeds from issuance of common stock	1,686,413	17	4,227	—	—	4,244

Options issued in lieu of cash payment of incentive compensation award	—	—	45	—	—	45

Foreign currency translation adjustments	—	—	—	—	(91)	(91)
Balance at January 31, 2014	42,315,616	$424	$308,772	$(278,773)	$1,767	$32,190

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended January 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,353)	$(9,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,099	1,339
Amortization of intangible assets	928	997
Provision for uncollectible accounts receivable	1,784	2,929
Income tax benefit	(50)	(243)
Share based compensation charges	212	301
Accrual for share based 401(k) employer match	319	293
Foreign currency transaction (gain)	(319)	(352)

Changes in operating assets and liabilities:
Accounts receivable	(1,333)	(1,299)
Inventories	(381)	(411)
Prepaid expenses and other	512	148
Accounts payable – trade	345	(17)
Accrued liabilities, other current liabilities and other liabilities	(1,467)	1,107
Total adjustments	1,649	4,792

Net cash used in operating activities	(4,704)	(4,573)

Cash flows from investing activities:
Capital expenditures	(444)	(590)
Security deposits and other	(28)	(24)
Net cash used in investing activities	(472)	(614)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,244	—
Proceeds from borrowings under Credit Agreement	36,614	—
Repayments under Credit Agreement	(36,965)	—
Installment loan and capital lease obligation payments	(181)	(83)
Net cash provided by (used in) financing activities	3,712	(83)

Effect of exchange rate changes on cash and cash equivalents	78	217

Decrease in cash and cash equivalents	(1,386)	(5,053)
Cash and cash equivalents - beginning of period	9,007	15,076
Cash and cash equivalents - end of period	$7,621	$10,023

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2014
and for the three and six months ended
January 31, 2014 and 2013

(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of January 31, 2014, the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2014 and 2013, the consolidated statements of cash flows for the six months ended January 31, 2014 and 2013, and the consolidated statement of stockholders’ equity for the six months ended January 31, 2014 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2013 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.

Note 2 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares if any, consisting of outstanding stock options and unvested restricted stock is determined using the treasury stock method. Diluted weighted average shares outstanding for the three and six months ended January 31, 2014 and 2013 do not include the potential common shares from stock options and unvested restricted stock because to do so would be antidilutive, and as such is the same as basic weighted average shares outstanding.

During the three and six months ended January 31, 2014, potential shares from unvested restricted stock excluded from the computation of diluted net loss per share were approximately 0 and 22,000 shares, respectively. During the three and six months ended January 31, 2013, potential shares from unvested restricted stock excluded from the computation of diluted net loss per share were approximately 23,000 and 24,000 shares, respectively.

For the three and six months ended January 31, 2014 the effect of approximately 1,341,000 and 1,032,000 shares respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. During the three and six months ended January 31, 2013, approximately 780,000 and 733,000 shares respectively, were excluded from the calculation of diluted net loss per share.

Note 3 - Supplemental disclosure for statement of cash flows

For the six months ended January 31, 2014 and 2013, income taxes paid by the Company were $17 and $46, respectively.

For the six months ended January 31, 2014 and 2013, interest paid by the Company was $114 and $15, respectively.

For the six months ended January 31, 2014 and 2013, the Company financed $154 and $115 respectively, in machinery and transportation equipment under installment loans.

For the six months ended January 31, 2014, no capital leases were entered into. For the six months ended January 31, 2013, the Company entered into a capital lease for machinery and equipment with a cost basis of $768.

Note 4 - Inventories

Inventories consist of the following:

	January 31, 2014	July 31, 2013
Raw materials	$1,154	$922
Work in process	2,638	2,628
Finished products	5,428	5,255
	$9,220	$8,805

Note 5 – Goodwill and intangible assets

At January 31, 2014 and July 31, 2013, the Company’s net carrying amount of goodwill, related to the Clinical Labs segment, is $7,452.

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2013	$28,214	$(18,271)	$9,943
Amortization expense	—	(928)	(928)
Foreign currency translation	257	(161)	96
January 31, 2014	$28,471	$(19,360)	$9,111

Intangible assets consist of the following:

	January 31, 2014			July 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,632)	$395	$11,027	$(10,587)	$440
Customer relationships	12,594	(6,038)	6,556	12,446	(5,448)	6,998
Website and acquired content	1,036	(1,023)	13	1,026	(980)	46
Licensed technology and other	531	(414)	117	513	(382)	131
Trademarks	3,283	(1,253)	2,030	3,202	(874)	2,328
Total	$28,471	$(19,360)	$9,111	$28,214	$(18,271)	$9,943
9

At January 31, 2014 information with respect to the intangibles acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	6.5 years
Trademarks	5 years	3.5 years
Other intangibles	4-5 years	1.5 years

At January 31, 2014, the weighted average useful lives of amortizable intangible assets were approximately five and a half years.

Note 6 - Loan Payable

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and Healthcare Finance Group, LLC (the “Lender). The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Lab and Life Science segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. Debt issuance costs of $281 are being amortized over the life of the Credit Agreement. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, or the Lender requires a reserve, the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances, payable monthly, is based on the three month LIBOR rate, with a floor of 1.25% plus an applicable margin of 4.0%, In the event of any default, the interest rate may be increased 3.0% over the current rate. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the Credit Agreement. The Credit Agreement requires a minimum borrowing of $2.0 million. During the 2014 first quarter the Company notified the Lender to allow for borrowings against the eligible Life Science receivables. At January 31, 2014, the borrowings under the Credit Agreement related to the Clinical Lab and Life Science receivables aggregated $2.9 million with no additional availability based on current eligible receivables and permitted borrowing levels, as defined.

The Company’s obligations under the Credit Agreement are secured by primarily all the unencumbered U.S. assets of the Company, excluding buildings and intellectual property which the Lender has a negative pledge, and the capital stock of subsidiaries. The Credit Agreement includes customary affirmative and negative covenants and events of default and requires maximum levels of cash usage and minimum levels of liquidity, as defined, and provides for increased liquidity levels if operating results are not achieved. Negative covenants include among others, limitations on additional debt, liens, loans or investments, distributions, asset sales and affiliate transactions. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material change in business, breach of representations, bankruptcy and insolvency, material judgments and changes in control. As of and during the six months ended January 31, 2014, the Company is in compliance with the covenants.

Note 7 – Accrued Liabilities and Other Current Liabilities

Accrued liabilities consist of the following as of:

	January 31, 2014	July 31, 2013
Legal	$3,166	$3,104
Payroll, benefits, and commissions	3,848	4,794
Professional fees	578	721
Research and development	712	863
Other	2,270	2,294
	$10,574	$11,776

Other current liabilities consist of the following as of:

	January 31, 2014	July 31, 2013
Capital lease obligation	$149	$149
Installment loans	193	182
	$342	$331
10

Note 8 – Other Liabilities

Other liabilities consist of the following as of:

	January 31, 2014	July 31, 2013
Capital lease obligation, net of short term	$434	$505
Installment loans, net of short term	303	269
	$737	$774

As of January 31, 2014, future minimum payments under the capital lease, net of interest of $62 aggregates $583, including a short term debt portion of $149 included in other current liabilities. Future minimum payments under the installment loans aggregate $496, including a short term portion of $193 included in other current liabilities.

Note 9 – Stockholders’ Equity

Controlled Equity Offering

On March 28, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “Shares”). The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds received under the Sales Agreement. The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. During the six months ended January 31, 2014, the Company sold an aggregate of 1,686,413 shares of common stock under the Sales Agreement at an average price of $2.59 per share and received proceeds of approximately $4.2 million, net of expenses.

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

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Stock options	$63	$15	$110	$15
Restricted stock	46	145	102	286
	$109	$160	$212	$301

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2014	2013	2014	2013
Cost of clinical laboratory services	$2	$2	$4	$5
Research and development	—	1	1	1
Selling, general and administrative	107	157	207	295
	$109	$160	$212	$301

No excess tax benefits were recognized during the six month periods ended January 31, 2014 and 2013.

11

Stock Option Plans

The following table summarizes stock option activity during the six month period ended January 31, 2014:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2013	726,645		$10.39
Awarded	645,117		$2.82
Exercised	—	$
Cancelled or expired	(30,734)		$14.84
Outstanding at end of period	1,341,028		$6.65	3.3 years	$43
Exercisable at end of period	512,615		$11.95	0.5 years	$—

On October 3, 2013, the Company awarded 10,000 options to an officer with an exercise price of $2.53 and a five year term, which vest annually over four years. The fair value of the options granted was $1.23 per share. The assumptions used to fair value this option award were as follows: expected life of 4.75 years, expected volatility 57.6%, risk free interest rate of 1.3% and no dividend yield. As of January 31, 2014, none of these options were vested.

On November 26, 2013, the Company awarded 271,591 options to two senior officers with an exercise price of $3.00 and a four year term, which vest over one year. The award satisfies $0.2 million of their fiscal 2013 incentive compensation award liability in lieu of cash. The fair value of the options granted was $0.66 per share. The assumptions used to fair value this option award were as follows: expected life of 2.5 years, expected volatility 54.79%, risk free interest rate of 0.42% and no dividend yield. As of January 31, 2014, none of these options were vested.

On January 17, 2014, the Company awarded 267,797 options to two senior officers and the board of directors with an exercise price of $2.70 and a five year term, which vest annually over two years. The fair value of the options granted was $1.05 per share. The assumptions used to fair value this option award were as follows: expected life of 3.25 years, expected volatility 54.78%, a risk free interest rate of 0.90% and no dividend yield. As of January 31, 2014, none of these options were vested. Further on January 17, 2014, the Company awarded 95,729 options to executive officers with an exercise price of $2.70 and a five year term, which vest annually over three years. The fair value of the options granted was $1.10 per share. The assumptions used to fair value this option award were as follows: expected life of 3.5 years, expected volatility 55.45%, a risk free interest rate of 1.00% and no dividend yield. As of January 31, 2014, none of these options were vested.

As of January 31, 2014, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $0.6 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is twenty months.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the six months ended January 31, 2014 is as follows:

	Awards	Weighted Average Award Price
Outstanding at July 31, 2013	125,133	$3.45
Awarded	1,000	2.48
Vested	(59,810)	2.42
Forfeited	(3,834)	1.98
Unvested at end of period	62,489	$4.52

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of January 31, 2014, there was approximately $0.1 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of approximately one year.

12

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 1,681,000 shares as of January 31, 2014.

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate benefit for the three months ended January 31, 2014 was 0.1% compared to a benefit of 3.1% during the three months ended January 31, 2013. The Company’s effective tax rate (provision) benefit for the six months ended January 31, 2014 was a provision of (0.9%) compared to a benefit of 2.5% during the six months ended January 31, 2013. The tax (provision) benefit for the periods were based on state and local taxes and domestic and foreign tax for tax deductible intangibles. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company files a consolidated Federal income tax return. The Company files combined returns with California, Michigan and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2010 through July 31, 2012. The Company’s Federal income tax return for the fiscal year ended July 31, 2011 is currently under examination which is ongoing.

Note 11 – Royalty and licensing income

The Company’s Life Science segment has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During each of the three months ended January 31, 2014 and 2013, the Company recorded royalty income under the Agreement of approximately $1.0 million. During the six months ended January 31, 2014 and 2013, the Company recorded royalty income under the Agreement of approximately $2.6 million and $3.0 million, respectively.

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

13

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2014

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$13,848	—	—	—	$13,848
Product revenues	—	$8,054	—	—	8,054
Royalty and license fee income	—	1,026	—	—	1,026
	13,848	9,080	—	—	22,928
Operating expenses:
Cost of clinical laboratory services	9,292	—	—	—	9,292
Cost of product revenues	—	3,865	—	—	3,865
Research and development	3	543	$286	—	832
Selling, general and administrative	4,981	3,318	—	$1,785	10,084
Provision for uncollectible accounts receivable	920	(8)	—	—	912
Legal	142	15	—	1,339	1,496
Total operating expenses	15,338	7,733	286	3,124	26,481

Operating income (loss)	(1,490)	1,347	(286)	(3,124)	(3,553)

Other income (expense)
Interest	(11)	3	—	(44)	(52)
Other	9	(6)	—	12	15
Foreign currency gain	—	20	—	—	20
Income (loss) before income taxes	$(1,492)	$1,364	$(286)	$(3,156)	$(3,570)

Depreciation and amortization included above	$355	$621	$2	$24	$1,002

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	—	—	—	—
Selling, general and administrative	9	$5	—	$93	107
Total	$11	$5	—	$93	$109

Capital expenditures	$103	$7	$—	$—	$110
14

Three months ended January 31, 2013

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$13,320	—	—	—	$13,320
Product revenues	—	$7,876	—	—	7,876
Royalty and license fee income	—	1,014	—	—	1,014
	13,320	8,890	—	—	22,210
Operating expenses:
Cost of clinical laboratory services	9,425	—	—	—	9,425
Cost of product revenues	—	4,143	—	—	4,143
Research and development	86	570	$312	—	968
Selling, general and administrative	4,911	4,081	—	$1,900	10,892
Provision for uncollectible accounts receivable	1,213	122	—	—	1,335
Legal	51	31	—	1,359	1,441
Total operating expenses	15,686	8,947	312	3,259	28,204

Operating income (loss)	(2,366)	(57)	(312)	(3,259)	(5,994)

Other income (expense)
Interest	(13)	5	—	1	(7)
Other	17	17	—	9	43
Foreign currency gain	—	104	—	—	104
Income (loss) before income taxes	$(2,362)	$69	$(312)	$(3,249)	$(5,854)

Depreciation and amortization included above	$355	$799	$7	$25	$1,186

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	1	—	—	1
Selling, general and administrative	11	$6	—	$140	157
Total	$13	$7	—	$140	$160

Capital expenditures	$241	$87	$—	$—	$328
15

The following financial information represents the operating results of the reportable segments of the Company:

Six months ended January 31, 2014

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$28,707	—	—	—	$28,707
Product revenues	—	$15,717	—	—	15,717
Royalty and license fee income	—	2,637	—	—	2,637
	28,707	18,354	—	—	47,061
Operating expenses:
Cost of clinical laboratory services	19,001	—	—	—	19,001
Cost of product revenues	—	7,712	—	—	7,712
Research and development	14	1,069	$566	—	1,649
Selling, general and administrative	10,031	6,813	—	$3,768	20,612
Provision for uncollectible accounts receivable	1,764	20	—	—	1,784
Legal	290	37	—	2,550	2,877
Total operating expenses	31,100	15,651	566	6,318	53,635

Operating income (loss)	(2,393)	2,703	(566)	(6,318)	(6,574)

Other income (expense)
Interest	(22)	8	—	(100)	(114)
Other	27	21	—	28	76
Foreign currency gain	—	317	—	—	317
Income (loss) before income taxes	$(2,388)	$3,049	$(566)	$(6,390)	$(6,295)

Depreciation and amortization included above	$710	$1,262	$6	$49	$2,027

Share-based compensation included in above:
Cost of clinical laboratory services	$4	—	—	—	$4
Research and development	—	$1	—	—	1
Selling, general and administrative	19	9	—	$179	207
Total	$23	$10	—	$179	$212

Capital expenditures	$362	$82	$—	$—	$444
16

Six months ended January 31, 2013

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$28,497	—	—	—	$28,497
Product revenues	—	$16,309	—	—	16,309
Royalty and license fee income	—	3,033	—	—	3,033
	28,497	19,342	—	—	47,839
Operating expenses:
Cost of clinical laboratory services	19,135	—	—	—	19,135
Cost of product revenues	—	8,327	—	—	8,327
Research and development	175	1,175	$629	—	1,979
Selling, general and administrative	9,873	8,353	—	$4,082	22,308
Provision for uncollectible accounts receivable	2,769	160	—	—	2,929
Legal	158	36	—	2,948	3,142
Total operating expenses	32,110	18,051	629	7,030	57,820

Operating income (loss)	(3,613)	1,291	(629)	(7,030)	(9,981)

Other income (expense)
Interest	(22)	4	—	3	(15)
Other	24	20	—	12	56
Foreign currency gain	—	333	—	—	333
Income (loss) before income taxes	$(3,611)	$1,648	$(629)	$(7,015)	$(9,607)

Depreciation and amortization included above	$663	$1,604	$14	$55	$2,336

Share-based compensation included in above:
Cost of clinical laboratory services	$4	—	—	—	$4
Research and development	—	$1	—	—	1
Selling, general and administrative	22	6	—	$268	296
Total	$26	$7	—	$268	$301

Capital expenditures	$420	$170	$—	$—	$590
17

Note 13 - Contingencies

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., now Life Technologies, Inc. (NASDAQ:LIFE) which was acquired by Thermo Fisher Scientific, Inc.(NYSE:TMO) on February 3, 2014. The complaint alleged infringement of six patents relating to DNA sequencing systems, labeled nucleotide products, and other technology. Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. On November 12, 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid. The jury awarded $48.5 million for this infringement. On January 6, 2014, the judge awarded prejudgment interest of approximately $12.5 million and additional post-interest on the full amount will also be awarded starting November 7, 2012 until the total award is satisfied.  The final award to Enzo could be reduced or be subject to possible claims from third parties. On February 3, 2014, Life Technologies filed a notice of appeal and there can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

As of August 1, 2013, the Company, as plaintiff, was engaged in litigation in the United States District Court for the Southern District of New York against six parties (and certain of their related companies): Amersham plc, PerkinElmer, Inc., Molecular Probes, Inc., Orchid Biosciences, Inc., Affymetrix, Inc., and Roche Diagnostic GmbH (“Roche”). These cases were commenced at various times from October 2002 to June 2004. In each of the six cases, the Company had asserted similar (with some differences) causes of action against the defendants which can be generally described as contract, tort, fraud, and patent claims, except that no patent claims are asserted against Affymetrix. In the Roche case, Roche seeks a declaratory judgment of non-breach and patent invalidity against the Company. The cases were consolidated for pre-trial purposes in 2004 and there has been extensive discovery among the parties. In 2011, the defendants moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, those motions were granted in part and denied in part. In December 2012, all six defendants moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. On October 22, 2013, the Court granted Amersham’s motion for summary judgment.  Thereafter, on November 26, 2013, the parties settled and dismissed the Amersham case. On October 28, 2013, the Court granted in part and denied in part PerkinElmer’s motion for summary judgment. A jury trial in that case was scheduled for March 18, 2014, but has since been adjourned without date. By decisions dated December 6, 2013, the Court granted in part and denied in part the summary judgment motions by Roche and Affymetrix. Jury trials have been ordered in both cases; Affymetrix was originally scheduled for April 14, 2014, but has been rescheduled for May 12, 2014 and Roche on a date to be determined. On the same date, the Court granted the remaining two summary judgment motions by Molecular Probes and Orchid.

In 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the federal Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation has come to focus primarily on certain practices relating to an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. The time period covered by the investigation is from 2004 through 2011. In response to the Subpoena, the Company is cooperating with the government and has provided documents as requested and no claim has yet been asserted by the OIG. The Company continues to review the methodologies around the matters raised as well as the facts that impact them. The process in these on-going discussions includes the Company reviewing the government’s methodology, the submission of additional information for the government’s review and consideration, and meetings with the government to discuss various facts and issues surrounding this matter. Due to the on-going review, various questions of fact and the continuing discussions with the government the Company is unable at this time to predict the outcome or estimate the potential impact that could result from the final resolution of the investigation. The results of this matter could have a material effect on the Company’s business, results of operations, financial condition and cash flow.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the July 31, 2013 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We are comprised of three operating segments, of which the Therapeutics and Life Sciences segments have evolved out of our core competencies: the use of nucleic acids as informational molecules and the use of compounds for immune modulation and augmented by the previous acquisitions of a number of related companies. The Company’s Enzo Clinical Labs and Enzo Life Sciences reporting units, as described below, are affected by different US and global economic conditions which are included in Item 1A, Risk Factors in our Form 10-K filing for the July 31, 2013 fiscal year.

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

Results of Operations
Three months ended January 31, 2014 compared to January 31, 2013

(in 000s)

Comparative Financial Data for the Three Months Ended January 31,

Revenues:	2014	2013	Increase (Decrease)	% Change

Clinical laboratory services	$13,848	$13,320	$528	4%
Product revenues	8,054	7,876	178	2
Royalty and license fee income	1,026	1,014	12	1
Total revenues	22,928	22,210	718	3

Operating expenses:
Cost of clinical laboratory services	9,292	9,425	(133)	(1)
Cost of product revenues	3,865	4,143	(278)	(7)
Research and development	832	968	(136)	(14)
Selling, general, and administrative	10,084	10,892	(808)	(7)
Provision for uncollectible accounts receivable	912	1,335	(423)	(32)
Legal	1,496	1,441	55	4
Total operating expenses	26,481	28,204	(1,723)	(6)

Operating loss	(3,553)	(5,994)	(2,441)	41

Other income (expense):
Interest	(52)	(7)	45	**
Other	15	43	(28)	(65)
Foreign currency gain	20	104	(84)	(81)
Loss before income taxes	$(3,570)	$(5,854)	$(2,284)	(39)

** not meaningful

Consolidated Results:

The “2014 period” and the “2013 period” refer to the three months ended January 31, 2014 and 2013, respectively.

Clinical laboratory services revenues for the 2014 period were $13.8 million compared to $13.3 million in the 2013 period. The 2014 period’s increase over the 2013 period was $0.5 million or 4% due to higher reimbursement rates and higher volume from certain new test offerings of $2.2 million offset by weather related impacts during the period of $0.5 million and lower reimbursements of $1.2 million. During the 2013 period revenues were negatively impacted by approximately $0.6 million due to a severe storm affecting our service area in the first week of the quarter.

Product revenues increased by $0.2 million or 2% in the 2014 period to $8.1 million as compared to $7.9 million in the 2013 period due to the impact of targeted sales and marketing of higher margin products.

Royalty and license fee income during both the 2014 and 2013 periods was $1.0 million. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2014 period was $9.3 million compared to $9.4 million in the 2013 period. During 2014, the Company had a decrease in reagent costs and supplies of $0.4 million and a decrease in other costs of $0.1 million, offset by higher outside reference testing of $0.4 million. Certain expense variances are affected by the changes in the mix of tests performed.

The cost of product revenues during the 2014 period was $3.8 million compared to $4.1 million in the 2013 period, a decrease of $0.3 million or 7%. The decrease is attributed to sales mix with lower costs.

Research and development expenses were approximately $0.8 million during the 2014 period, compared to $0.9 million in the 2013 period, a decrease of $0.1 million or 14%. The decrease was principally attributed to lower costs of $0.1 million at Enzo Clinical Labs due to lower payroll and other costs.

The Company’s selling, general and administrative expenses were approximately $10.1 million during the 2014 period and $10.9 million during the 2013 period, a decrease of $0.8 million or 7%. The Enzo Life Sciences segment selling, general and administrative decreased by $0.8 million due to the positive effects from the business realignments in the last two quarters of fiscal 2013 through the first quarter of fiscal 2014 resulting in lower payroll and related costs of $0.6 million, lower depreciation and amortization of $0.1 million and $0.1 million in other operating costs. The Other selling general and administrative decreased by $0.1 million, primarily due to lower salary and related costs of $0.2 million offset by higher professional fees and other costs of $0.1 million. The Clinical Lab segment selling general and administrative increased by $0.1 million primarily due to increases in payroll related costs.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $0.9 million for the 2014 period as compared to $1.3 million in the 2013 period. The decrease is primarily due to the change in payer mix and service volume and improvements in collection experience at the Clinical Labs. As a percentage of revenues the provision for uncollectible accounts receivable for the Clinical Lab segment decreased to 6.6% in the 2014 period from 9.1% in the 2013 period.

Legal expense was $1.5 million during the 2014 period compared to $1.4 million in the 2013 period, an increase of $0.1 million primarily due to timing of patent litigation costs.

Interest expense was $0.1 million during the 2014 period an increase of $0.1 million over the 2013 period due to interest incurred on the credit agreement entered into in the fourth quarter of 2013.

During the 2014 period, the gain on foreign currency transactions was $0.02 million as compared to a gain of $0.1 million in the 2013 period. The gain in the both periods was due to the strengthening of foreign currencies relative to the US dollar.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $1.5 million for the 2014 period as compared to a loss of $2.4 million in the 2013 period, a decrease of $0.9 million resulting primarily from an increase in service volume and a decrease in the provision for uncollectible accounts receivable. The revenue from laboratory services increased in the 2014 period by $0.5 million due to higher reimbursement rates and test volumes from certain payers related to new test offerings of $2.2 million offset by weather related impacts during the period of $0.5 million and lower reimbursements of $1.2 million. As a result of these revenue impacts and changes in costs of services, the 2014 period gross profit of $4.6 million increased from the 2013 period by $0.7 million. Selling, general and administrative expense increased by approximately $0.1 million primarily due to increases in payroll costs. The provision for uncollectible accounts receivable decreased by $0.3 million as compared to the 2013 period due to the improved collection procedures implemented and changes in the mix of payers and as a percentage of revenues decreased to 6.6% in the 2014 period from 9.1% in the 2013 period.

Life Sciences

The Life Sciences segment’s income before taxes was $1.4 million for the 2014 period as compared to $0.1 million for the 2013 period. The segment’s gross profit was $5.2 million in the 2014 period, as compared $4.7 million in the 2013 period. Gross profit was positively impacted by sales mix from higher margin products. Product revenues increased by $0.2 million or 2% in the 2014 period to $8.1 million. Royalty and license fee income was $1.0 million and is primarily from the reported sales of Qiagen products subject to a license agreement. The segment’s other operating expenses, including research and development, selling, general and administrative, bad debts and legal decreased by approximately $0.9 million during the 2014 period primarily due to lower selling, general and administration of $0.8 million, primarily payroll and related expenses, and lower bad debt expense of $0.1 million. Due to the slight strengthening of foreign currencies during the 2014 period as compared to the 2013 period, the foreign currency gain decreased by $0.1 million in the 2014 period.

Therapeutics

Therapeutics loss before income taxes was approximately $0.3 million in both the 2014 and 2013 period.

Other

The Other loss before taxes for the 2014 period was approximately $3.2 million as compared to $3.3 million for the 2013 period, a decrease of $0.1 million. General and administrative costs decreased by $0.1 million primarily due lower salary and related costs of $0.2 million offset by higher professional fees of $0.1 million.

Results of Operations
Six months ended January 31, 2014 as compared to January 31, 2013

	2014	2013	Increase (Decrease)	% Change

Revenues:
Clinical laboratory services	$28,707	$28,497	$210	1%
Product revenues	15,717	16,309	(592)	(4)
Royalty and license fee income	2,637	3,033	(396)	(13)
Total revenues	47,061	47,839	(778)	(2)

Operating expenses:
Cost of clinical laboratory services	19,001	19,135	(134)	(1)
Cost of product revenues	7,712	8,327	(615)	(7)
Research and development	1,649	1,979	(330)	(17)
Selling, general, and administrative	20,612	22,308	(1,696)	(8)
Provision for uncollectible accounts receivable	1,784	2,929	(1,145)	(39)
Legal	2,877	3,142	(265)	(8)
Total operating expenses	53,635	57,820	(4,185)	(7)

Operating loss	(6,574)	(9,981)	(3,407)	(34)

Other income (expense):
Interest	(114)	(15)	99	**
Other	76	56	20	36
Foreign currency gain	317	333	(16)	(5)
Loss before income taxes	$(6,295)	$(9,607)	$(3,312)	(34)

** not meaningful

Consolidated Results:

The “2014 period” and the “2013 period” refer to the six months ended January 31, 2014 and 2013, respectively.

Clinical laboratory services revenues for the 2014 period were $28.7 million compared to $28.5 million in the 2013 period. The 2014 period’s increase over the 2013 period was $0.2 million or 1% due to higher reimbursement rates and higher volume related to new test offerings of $3.3 million offset by weather related impacts during the period of $0.5 million and lower reimbursements of $2.6 million. During the 2013 period revenues were negatively impacted by approximately $1.3 million due to a severe storm affecting our service area in the last three days of the first quarter and the first week of the second quarter and by reduced reimbursements from third party payers.

Product revenues decreased by $0.6 million or 4% in the 2014 period to $15.7 million as compared to $16.3 million in the 2013 period. During the 2014 period we experienced an overall decline attributed to certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products. Revenues in the second quarter of fiscal 2014 improved over the first quarter due to the impact of targeted sales and marketing of higher margin products.

Royalty and license fee income during the 2014 period was $2.6 million compared to $3.0 million in the 2013 period a decrease of $0.4 million or 13%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2014 period was $19.0 million as compared to $19.1 million in the 2013 period, a decrease of $0.1 million or 1%. During 2014, the Company had decreases in reagent costs and supplies of $0.5 million offset by higher outside reference testing of $0.5 million, and a decrease in other lab costs of $0.2 million offset by an increase in payroll costs of $0.1 million. Certain expense variances are affected by the changes in the mix of tests offered to the ordering physician.

The cost of product revenues during the 2014 period was $7.7 million compared to $8.3 million in the 2013 period, a decrease of $0.6 million or 7%. The decrease is attributed to lower revenue offset by a favorable mix of products sold with a lower cost of goods in the second quarter.

Research and development expenses were approximately $1.7 million during the 2014 period, compared to $2.0 million in the 2013 period, a decrease of $0.3 million or 17%. The decrease was principally attributed to lower costs of $0.1 million at the Enzo Life Sciences segment due to lower payroll and related costs of $0.1 million and other costs of $0.1 million offset by higher patent costs of $0.1 million and a decrease at Enzo Clinical Labs of $0.2 million due to lower payroll and other costs.

The Company’s selling, general and administrative expenses were approximately $20.6 million during the 2014 period and $22.3 million during the 2013 period, a decrease of $1.7 million or 8%. The Enzo Life Sciences segment selling, general and administrative decreased by $1.5 million due to the positive effects from the business realignments in the last three quarters of fiscal 2013 resulting in lower payroll and related costs of $1.2 million, lower depreciation and amortization of $0.2 million, $0.2 million in lower professional fees and other costs offset by a $0.1 million increase in marketing costs. The Other selling general and administrative decreased by $0.3 million, primarily due to lower salary and related costs of $0.2 million and $0.1 million in lower professional fees. The Clinical Lab segment selling general and administrative increased by $0.2 million primarily due to increases in other costs of $0.1 million and payroll related costs of $0.1 million.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $1.8 million for the 2014 period as compared to $2.9 million in the 2013 period. The decrease is primarily due to the change in payer mix and service volume and improvements in collection experience at the Clinical Labs. As a percentage of revenues the provision for uncollectible accounts receivable for the Clinical Labs segment decreased to 6.1% in the 2014 period from 9.7% in the 2013 period.

Legal expense was $2.9 million during the 2014 period compared to $3.2 million in the 2013 period, a decrease of $0.3 million due to an overall decrease in legal services in the 2014 period attributed to the timing of patent litigation and other litigation related matters.

Interest expense was $0.1 million during the 2014 period an increase of $0.1 million over the 2013 period due to interest incurred on the credit agreement entered into in the fourth quarter of 2013.

During the 2014 and the 2013 periods, the gain on foreign currency transactions was $0.3 million. The gain in both periods was due to the strengthening of foreign currencies relative to the US dollar. The Company is impacted by various foreign currencies including the Swiss Franc, Euro and British pound.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $2.4 million for the 2014 period as compared to a loss of $3.6 million in the 2013 period, a decrease of $1.2 million or 34% resulting from an increase in service volume and a decrease in the provision for uncollectible accounts receivable. The revenue from laboratory services increased in the 2014 period by $0.2 million due to incremental growth related to new test offerings of $3.3 million offset by weather related impacts during the period of $0.5 million and lower reimbursements of $2.6 million. As a result of these revenue impacts and changes in costs of services, the 2014 period gross profit of $9.7 million increased from the 2013 period by $0.3 million. Selling, general and administrative expense increased by approximately $0.2 million primarily due to increases in other costs of $0.1 million and payroll costs of $0.1 million. The provision for uncollectible accounts receivable decreased by $1.0 million as compared to the 2013 period due to the improved implemented collection procedures and changes in the mix of payers and as a percentage of revenues decreased to 6.1% in the 2014 period from 9.7% in the 2013 period

Life Sciences

The Life Sciences segment’s income before taxes was $3.0 million for the 2014 period as compared to $1.6 million for the 2013 period, an increase of $1.4 million or 85%. The segment’s gross profit was $10.6 million in the 2014 period, as compared to $11.0 million in the 2013 period, a decrease of $0.4 million or 3%. Gross profit was negatively impacted by lower royalties, offset by reduced payroll, facility and other costs resulting from realignments during the last three quarters of fiscal 2013. Product revenues decreased by $0.6 million or 4% in the 2014 period to $15.7 million. Royalty and license fee income declined $0.4 million in the 2014 period and is primarily from the reported sales of Qiagen products subject to a license agreement. The segment’s other operating expenses, including selling, general and administrative, legal and research and development, decreased by approximately $1.8 million during the 2014 period due to reduced selling, general and administrative of $1.5 million attributed to cost reductions from headcount realignments and continued centralization of activities since the second quarter of fiscal 2013, research and development of $0.1 million and lower provision for doubtful accounts of $0.1 million. Due to the similar level of strengthening of foreign currencies during both the 2014 and 2013 periods, the foreign currency gain was unchanged in the 2014 period.

Therapeutics

Therapeutics loss before income taxes was approximately $0.6 million for the 2014 and 2013 periods.

Other

The Other loss before taxes for the 2014 period was approximately $6.4 million as compared to $7.0 million for the 2013 period, a decrease of $0.6 million or 9%. In the 2014 period legal expenses decreased by $0.4 million due to the timing of legal services directly related to patent litigation costs and other legal activities. General and administrative costs decreased by $0.3 million due to lower compensation and related costs of $0.2 million and professional fees decreases of $0.1 million.

Liquidity and Capital Resources

At January 31, 2014, the Company had cash and cash equivalents of $7.6 million of which $1.6 million was in foreign accounts, as compared to cash and cash equivalents of $9.0 million, of which $1.5 million was in foreign accounts at July 31, 2013. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $8.0 million at January 31, 2014 compared to $8.7 million at July 31, 2013. The decrease in working capital of $0.7 million was primarily the result of the net loss and funding capital expenditures and changes in net operating assets and liabilities, offset by proceeds from issuance of common stock under the Controlled Equity Offering program.

Net cash used in operating activities for the six months ended January 31, 2014 was approximately $4.7 million as compared to $4.6 million for the six months ended January 31, 2013. The increase in net cash used in operating activities in the 2014 period over the 2013 period of approximately $0.1 million was primarily due to the changes in operating assets and liabilities of $1.8 million, relating primarily to a decrease in current liabilities offset by a decrease in the net loss of $3.0 million and lower non-cash charges of $1.3 million.

Net cash used in investing activities for the six months ended January 31, 2014 was approximately $0.5 million as compared to cash used of $0.6 million for the six months ended January 31, 2103. The decrease over the 2013 period was due to lower capital expenditures of $0.1 million.

Net cash provided by financing activities for the six months ended January 31, 2014 was approximately $3.7 million as compared to cash used of $0.1 million for the six months ended January 31, 2013. The increase in cash provided by financing was due to the proceeds from the issuance of common stock of $4.2 million offset by a net decrease in borrowings of $0.4 million under the Credit Agreement and the increase in payments of installment loans and capital leases of $0.1 million.

Despite the challenging global economic environment, affecting Life Sciences revenues in fiscal 2013 and continuing in 2014, at reduced levels, attributed to macroeconomic concerns, reduced funding of customer research budgets and the impact of the Company’s rationalization of low margin products, and at the Clinical Labs the impact of healthcare reform regulations and changes in payer policies affecting reimbursements to providers, the Company believes that its current cash and cash equivalents level, utilization of the Controlled Equity Offering program disclosed in Note 9, and future available borrowings under the Revolving Loan and Security Agreement disclosed in Note 6 are sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through other equity offerings or other sources of funds. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of the Form 10-K for the year ended July 31, 2013 and referred to above are unchanged, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

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

Off-Balance Sheet Arrangements

The Company does not have any “off-balance sheet arrangements” as such term is defined in Item 303(a)(4) of Regulation S-K.

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Three months ended January 31, 2014		Three months ended January 31, 2013
Revenue category
Medicare	$3,052	22%	$3,023	23%
Third-party payer	6,225	45	6,217	46
Patient self-pay	3,265	24	2,906	22
HMO’s	1,306	9	1,174	9
Total	$13,848	100%	$13,320	100%

	Six months ended January 31, 2014		Six months ended January 31, 2013
Revenue category
Medicare	$6,315	22%	$6,303	22%
Third-party payer	13,242	46	13,366	47
Patient self-pay	6,409	22	6,327	22
HMO’s	2,741	10	2,501	9
Total	$28,707	100%	$28,497	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Note 13 in the Notes to Consolidated Financial Statements.

Other than the Medicare program, one provider whose programs are included in the Third-party payers and Health Maintenance Organizations (“HMO’s”) categories represents approximately 24% and 22% of the Clinical Labs net revenues for the three months ended January 31, 2014 and 2013, respectively, and 23% and 21% for the six months ended January 31, 2014 and 2013. Another third party provider represents 8% and 10% of Clinical Labs net revenues for the three months ended January 31, 2014 and 2013, respectively and 8% and 10% for the six months ended January 31, 2014 and 2013, respectively.

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

During the three months ended January 31, 2014 and 2013, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 85.6% and 85.7%, respectively, of gross billings. During the six months ended January 31, 2014 and 2013, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 85.4% and 85.2% respectively. The Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $2.0 million and $1.9 million for the six months ended January 31, 2014 and 2013, respectively, and a change in the net accounts receivable of approximately $0.5 million as of January 31, 2014.

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
29

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At January 31, 2014 and July 31, 2013, approximately 66% and 60%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which $1.6 million or 40% and $1.7 million or 35% represents foreign receivables as of January 31, 2014 and July 31, 2013 respectively, includes royalty receivables of $0 and $1.2 million, as of January 31, 2014 and July 31, 2013, respectively, from Qiagen (Note 11).

Net accounts receivable

Billing category	As of January 31, 2014		As of July 31, 2013
Clinical Labs
Medicare	$1,209	15%	$930	13%
Third party payers	3,058	39	3,395	46
Patient self-pay	3,310	42	2,696	37
HMO’s	306	4	300	4
Total Clinical Labs	7,883	100%	7,321	100%
Total Life Sciences	3,972		4,967
Total accounts receivable	$11,855		$12,288

Changes in the Company’s allowance for doubtful accounts are as follows:

	Six months ended January 31, 2014	Twelve months ended July 31, 2013

Beginning balance	$2,707	$3,273
Provision for doubtful accounts	1,784	4,496
Write-offs, net	(1,793)	(5,062)
Ending balance	$2,698	$2,707

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

During the six months ended January 31, 2014 and 2013, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of January 31, 2014	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%
1-30 days	$25,586	51%	$4,568	61%	$13,221	43%	$4,139	53%	$3,658	97%
31-60 days	5,389	11%	741	10%	2,712	9%	1,896	24%	40	1%
61-90 days	4,531	9%	685	9%	2,485	8%	1,352	17%	9	0%
91-120 days	3,623	7%	533	7%	2,560	8%	511	7%	19	1%
121-150 days	2,240	5%	252	3%	1,977	7%	(1)	0%	12	0%
Greater than 150 days*	8,377	17%	749	10%	7,670	25%	(88)	-1%	46	1%
Totals	$49,746	100%	$7,528	100%	$30,625	100%	$7,809	100%	$3,784	100%

As of July 31, 2013	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%
1-30 days	$25,565	50%	$3,741	62%	$14,915	44%	$3,341	48%	$3,568	96%
31-60 days	6,238	12%	452	7%	4,254	12%	1,492	21%	40	1%
61-90 days	5,923	12%	357	6%	3,845	11%	1,686	24%	35	1%
91-120 days	4,287	8%	216	4%	3,484	10%	546	8%	41	1%
121-150 days	2,319	5%	166	3%	2,140	6%	—	0%	13	0%
Greater than 150 days**	6,847	13%	1,058	18%	5,824	17%	(73)	-1%	38	1%
Totals	$51,179	100%	$5,990	100%	$34,462	100%	$6,992	100%	$3,735	100%

*	Total includes $4,357 fully reserved over 210 days as of January 31, 2014.

**	Total includes $3,775 fully reserved over 210 days as of July 31, 2013.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at January 31, 2014, our assets and liabilities would decrease by $0.9 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $1.2 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.0 million on an annual basis.

Interest Rate Risk

We are exposed to interest rate risk with our variable rate Credit Agreement which bears interest at the three month LIBOR with a floor of 1.25% plus 4% per annum. A 3% change in the LIBOR rate would impact our interest expense by $0.1 million.

As of January 31, 2014, we have fixed interest rate financing on transportation and equipment leases.

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

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2013 filed with the Securities and Exchange Commission, other than as noted in Note 13 to the consolidated financial statements as of January 31, 2014 and the six months then ended.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: March 11, 2014	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director
34