Form 10-Q
period 2014-04-30
ENZO BIOCHEM INC
filed 2014-06-09
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Yes ☐ No ☒

As of May 28, 2014 the Registrant had approximately 43,826,000 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
April 30, 2014

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30, 2014 (unaudited)	July 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$14,804	$9,007
Accounts receivable, net of allowances	12,315	12,288
Inventories	8,976	8,805
Prepaid expenses and other	2,104	2,456
Total current assets	38,199	32,556

Property, plant and equipment, net	7,807	8,617
Goodwill	7,452	7,452
Intangible assets, net	8,714	9,943
Other assets	344	390
Total assets	$62,516	$58,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable	$3,013	$3,264
Accounts payable – trade	7,411	8,481
Accrued liabilities	10,960	11,776
Other current liabilities	761	331
Total current liabilities	22,145	23,852

Deferred taxes	138	200
Other liabilities	2,310	774
Total liabilities	$24,593	$24,826

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 43,818,211 at April 30, 2014 and 40,569,393 at July 31, 2013	439	406
Additional paid-in capital	314,966	304,288
Accumulated deficit	(279,228)	(272,420)
Accumulated other comprehensive income	1,746	1,858
Total stockholders’ equity	37,923	34,132
Total liabilities and stockholders’ equity	$62,516	$58,958

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Revenues:
Clinical laboratory services	$14,542	$13,384	$43,250	$41,881
Product revenues	8,707	8,265	24,424	24,574
Royalty and license fee income	729	949	3,366	3,982
Total revenues	23,978	22,598	71,040	70,437

Operating expenses:
Cost of clinical laboratory services	9,784	9,331	28,785	28,466
Cost of product revenues	3,800	4,219	11,511	12,546
Research and development	849	989	2,498	2,968
Selling, general, and administrative	10,605	11,032	31,217	33,340
Provision for uncollectible accounts receivable	684	928	2,468	3,857
Legal fee expense	1,911	1,708	4,788	4,850
Legal settlements, net	(3,100)	—	(3,100)	—
Total operating expenses	24,533	28,207	78,167	86,027

Operating loss	(555)	(5,609)	(7,127)	(15,590)

Other income (expense):
Interest	(47)	(10)	(161)	(25)
Other	10	25	85	81
Foreign currency gain	144	(214)	460	119
Loss before income taxes	(448)	(5,808)	(6,743)	(15,415)
(Provision) benefit for income taxes	(7)	38	(65)	280
Net loss	$(455)	$(5,770)	$(6,808)	$(15,135)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.15)	$(0.16)	$(0.38)

Weighted average common shares outstanding:
Basic and diluted	43,243	39,553	42,062	39,381

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Net loss	$(455)	$(5,770)	$(6,808)	$(15,135)
Other comprehensive income (loss):
Foreign currency translation adjustments	(21)	(39)	(112)	213
Comprehensive loss	$(476)	$(5,809)	$(6,920)	$(14,922)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended April 30, 2014
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at July 31, 2013	40,569,393	$406	$304,288	$(272,420)	$1,858	$34,132

Net (loss) for the period ended April 30, 2014	—	—	—	(6,808)	—	(6,808)

Share based compensation charges	—	—	497	—	—	497

Vesting of restricted stock	65,060	1	—	—	—	1

Net proceeds from issuance of common stock	3,018,112	30	9,457	—	—	9,487

Options issued in lieu of cash payment of incentive compensation award	—	—	90	—	—	90

Issuance of stock for employee 401(k) plan match	165,646	2	634	—	—	636

Foreign currency translation adjustments	—	—	—	—	(112)	(112)

Balance at April 30, 2014	43,818,211	$439	$314,966	$(279,228)	$1,746	$37,923

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,808)	$(15,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,628	2,003
Amortization of intangible assets	1,387	1,494
Provision for uncollectible accounts receivable	2,468	3,857
Income tax benefit	(65)	(280)
Share based compensation charges	497	437
Accrual for share based 401(k) employer match	472	496
Foreign currency transaction (gain)	(454)	(73)

Changes in operating assets and liabilities:
Accounts receivable	(2,482)	(2,884)
Inventories	(144)	(442)
Prepaid expenses and other	385	264
Accounts payable – trade	(1,063)	178
Accrued liabilities, other current liabilities and other liabilities	1,445	1,569
Total adjustments	4,074	6,619

Net cash used in operating activities	(2,734)	(8,516)

Cash flows from investing activities:
Capital expenditures	(570)	(772)
Security deposits and other	46	(72)
Net cash used in investing activities	(524)	(844)

Cash flows from financing activities:
Net proceeds from issuance of common stock	9,455	3
Proceeds from borrowings under Credit Agreement	56,826	—
Repayments under Credit Agreement	(57,077)	—
Installment loan and capital lease obligation payments	(280)	(187)
Net cash provided by (used in) financing activities	8,924	(184)

Effect of exchange rate changes on cash and cash equivalents	131	112

Increase (decrease) in cash and cash equivalents	5,797	(9,432)
Cash and cash equivalents - beginning of period	9,007	15,076
Cash and cash equivalents - end of period	$14,804	$5,644

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2014
and for the three and nine months ended
April 30, 2014 and 2013

(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of April 30, 2014, the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2014 and 2013, the consolidated statements of cash flows for the nine months ended April 30, 2014 and 2013, and the consolidated statement of stockholders’ equity for the nine months ended April 30, 2014 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2013 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014.

Note 2 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares if any, consisting of outstanding stock options and unvested restricted stock is determined using the treasury stock method. Diluted weighted average shares outstanding for the three and nine months ended April 30, 2014 and 2013 do not include the potential common shares from stock options and unvested restricted stock because to do so would be antidilutive, and as such is the same as basic weighted average shares outstanding.

During the three and nine months ended April 30, 2014, potential shares from unvested restricted stock excluded from the computation of diluted net loss per share were approximately 34,000 and 36,000 shares, respectively. During the three and nine months ended April 30, 2013, potential shares from unvested restricted stock excluded from the computation of diluted net loss per share were approximately 17,000 and zero shares, respectively. For the three and nine months ended April 30, 2014, potential shares for “in the money” stock options excluded from the computation of diluted net loss per share were approximately 273,000 shares. During the three and nine months ended April 30, 2013, there were no potential shares from “in the money” stock options.

For the three and nine months ended April 30, 2014 the effect of approximately 170,000 and 744,000 shares respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. During the three and nine months ended April 30, 2013, approximately 726,000 and 731,000 shares respectively, were excluded from the calculation of diluted net loss per share.

Note 3 - Supplemental disclosure for statement of cash flows

For the nine months ended April 30, 2014 and 2013, income taxes paid by the Company were $33 and $46, respectively.

For the nine months ended April 30, 2014 and 2013, interest paid by the Company was $161 and $25, respectively.

For the nine months ended April 30, 2014 and 2013, the Company financed $246 and $282 respectively, in machinery and transportation equipment under installment loans.

For the nine months ended April 30, 2014, no capital leases were entered into. For the nine months ended April 30, 2013, the Company entered into a capital lease for machinery and equipment with a cost basis of $768.

For the nine months ended April 30, 2014 and 2013, the Company issued shares of common stock in settlement of its accrued share-based 401(k) employer match in the amount of $636 and $643, respectively.

For the nine months ended April 30, 2014, the Company recorded $90 in additional paid in capital and reduced accrued liabilities by the same amount for options issued in lieu of cash payment of incentive compensation awards.

Note 4 - Inventories

Inventories consist of the following:

	April 30, 2014	July 31, 2013
Raw materials	$1,154	$922
Work in process	2,586	2,628
Finished products	5,236	5,255
	$8,976	$8,805

Note 5 – Goodwill and intangible assets

At April 30, 2014 and July 31, 2013, the Company’s net carrying amount of goodwill, related to the Clinical Labs segment, is $7,452.

The Company’s change in the net carrying amount of intangible assets, all of which is included in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2013	$28,214	$(18,271)	$9,943
Amortization expense	—	(1,387)	(1,387)
Foreign currency translation	435	(277)	158
April 30, 2014	$28,649	$(19,935)	$8,714

Intangible assets consist of the following:

	April 30, 2014			July 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,655)	$372	$11,027	$(10,587)	$440
Customer relationships	12,692	(6,349)	6,343	12,446	(5,448)	6,998
Website and acquired content	1,042	(1,039)	3	1,026	(980)	46
Licensed technology and other	536	(426)	110	513	(382)	131
Trademarks	3,352	(1,466)	1,886	3,202	(874)	2,328
Total	$28,649	$(19,935)	$8,714	$28,214	$(18,271)	$9,943
9

At April 30, 2014, information with respect to intangibles assets acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	6.5 years
Trademarks	5 years	3.5 years
Other intangibles	4-5 years	1.5 years

At April 30, 2014, the weighted average useful lives of amortizable intangible assets were approximately five and a half years.

Note 6 - Loan Payable

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and Healthcare Finance Group, LLC (the “Lender). The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Lab and Life Science segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. Debt issuance costs of $281 are being amortized over the life of the Credit Agreement. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, or the Lender requires a reserve, the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances, payable monthly, is based on the three month LIBOR rate, with a floor of 1.25% plus an applicable margin of 4.0%, In the event of any default, the interest rate may be increased 3.0% over the current rate. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the Credit Agreement. The Credit Agreement requires a minimum borrowing of $2.0 million. During the 2014 first quarter the Company notified the Lender to allow for borrowings against the eligible Life Science receivables. At April 30, 2014, the borrowings under the Credit Agreement related to the Clinical Lab and Life Science receivables aggregated $3.0 million with $1.1 million in additional availability based on current eligible receivables and permitted borrowing levels, as defined.

The Company’s obligations under the Credit Agreement are secured by primarily all the unencumbered U.S. assets of the Company, excluding buildings and intellectual property which the Lender has a negative pledge, and the capital stock of subsidiaries. The Credit Agreement includes customary affirmative and negative covenants and events of default and requires maximum levels of cash usage and minimum levels of liquidity, as defined, and provides for increased liquidity levels if operating results are not achieved. Negative covenants include among others, limitations on additional debt, liens, loans or investments, distributions, asset sales and affiliate transactions. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material change in business, breach of representations, bankruptcy and insolvency, material judgments and changes in control. As of and during the nine months ended April 30, 2014, the Company is in compliance with the covenants.

Note 7 – Accrued Liabilities and Other Current Liabilities

Accrued liabilities consist of the following:

	April 30, 2014	July 31, 2013
Payroll, benefits, and commissions	$3,811	$4,794
Legal fee expense	3,344	3,104
Research and development	696	863
Professional fees	635	721
Other	2,474	2,294
	$10,960	$11,776

Other current liabilities consist of the following as of:

	April 30, 2014	July 31, 2013
Accrued legal settlement	$400	—
Installment loans	212	$182
Capital lease obligation	149	149
	$761	$331
10

Note 8 – Other Liabilities

Other liabilities consist of the following:

	April 30, 2014	July 31, 2013
Accrued legal settlement	$1,600	$—
Capital lease obligation, net of short term	398	505
Installment loans, net of short term	312	269
	$2,310	$774

As of April 30, 2014, future minimum payments under the capital lease, net of interest of $52 aggregates $535, including a short term debt portion of $149 included in other current liabilities. Future minimum payments under the installment loans aggregate $524, including a short term portion of $212 included in other current liabilities. A total of $1.6 million was recorded as accrued legal settlement which is further discussed in Note 13 Contingencies.

Note 9 – Stockholders’ Equity

Controlled Equity Offering

On March 28, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “Shares”). The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds received under the Sales Agreement. The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. During the nine months ended April 30, 2014, the Company sold an aggregate of 3,018,112 of common stock under the Sales Agreement at an average price of $3.14 per share and received proceeds of approximately $9.5 million, net of expenses.

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

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Stock options	$255	$46	$367	$61
Restricted stock	28	94	130	380
	$283	$140	$497	$441

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
Cost of clinical laboratory services	$3	$2	$7	$7
Research and development	—	1	1	2
Selling, general and administrative	280	137	489	432
	$283	$140	$497	$441

No excess tax benefits were recognized during the nine month periods ended April 30, 2014 and 2013.

11

Stock Option Plans

The following table summarizes stock option activity during the nine month period ended April 30, 2014:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2013	726,645		$10.39
Awarded	665,117		$2.82
Exercised	—	$
Cancelled or expired	(219,734)		$17.08
Outstanding at end of period	1,172,028		$4.84	3.6 years	$1,525
Exercisable at end of period	391,261		$7.22	3.1 years	$163

On October 3, 2013, the Company awarded 10,000 options to an officer with an exercise price of $2.53 and a five year term, which vest annually over four years. The fair value of the options granted was $1.23 per share. The assumptions used to fair value this option award were as follows: expected life of 4.75 years, expected volatility 57.6%, risk free interest rate of 1.3% and no dividend yield. As of April 30, 2014, none of these options were vested.

On November 26, 2013, the Company awarded 271,591 options to two senior officers with an exercise price of $3.00 and a four year term, which vest after one year. The award satisfies $0.2 million of their fiscal 2013 incentive compensation award liability in lieu of cash. The fair value of the options granted was $0.66 per share. The assumptions used to fair value this option award were as follows: expected life of 2.5 years, expected volatility 54.79%, risk free interest rate of 0.42% and no dividend yield. As of April 30, 2014, none of these options were vested.

On January 17, 2014, the Company awarded 267,797 options to two senior officers and the board of directors with an exercise price of $2.70 and a five year term, which vest annually over two years. The fair value of the options granted was $1.05 per share. The assumptions used to fair value this option award were as follows: expected life of 3.25 years, expected volatility 54.78%, a risk free interest rate of 0.90% and no dividend yield. As of April 30, 2014, none of these options were vested. Further on January 17, 2014, the Company awarded 95,729 options to executive officers with an exercise price of $2.70 and a five year term, which vest annually over three years. The fair value of the options granted was $1.10 per share. The assumptions used to fair value this option award were as follows: expected life of 3.5 years, expected volatility 55.45%, a risk free interest rate of 1.00% and no dividend yield. As of April 30, 2014, none of these options were vested.

On February 3, 2014, the Company awarded 20,000 options to an executive officer with an exercise price of $2.75 and a five year term, which vest annually over three years. The fair value of the options granted was $1.11 per share. The assumptions used to fair value this option award were as follows: expected life of 3.5 years, expected volatility 55.07%, risk free interest rate of 0.84% and no dividend yield. As of April 30, 2014, none of these options were vested.

As of April 30, 2014, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $0.4 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is sixteen months.

12

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the nine months ended April 30, 2014 is as follows:

	Awards	Weighted Average Award Price
Outstanding at July 31, 2013	125,133	$3.45
Awarded	3,000	3.35
Vested	(65,063)	(2.48)
Expired or forfeited	(11,160)	(1.70)
Unvested at end of period	51,910	$5.05

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of April 30, 2014, there was approximately $0.1 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of approximately one year.

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 1,664,000 shares as of April 30, 2014.

During the nine months ended April 30, 2013, the Company issued 216,556 shares from treasury stock and 9,419 newly issued shares to match a portion of its employees’ 401(k) contributions. The Company recorded an expense of $643 for the match, representing the fair value of the shares at the date of issuance, reducing treasury stock by $3,074 for the average acquisition cost of such shares and adjusted additional paid in capital by $2,458.

During the nine months ended April 30, 2014, the Company issued 165,646 shares to match a portion of its employees’ 401(k) contributions. The Company recorded an expense of $636 for the match, representing the fair value of the shares at the date of issuance and adjusted common stock and additional paid in capital by the same amount.

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate (provision) benefit for the three months ended April 30, 2014 was (2.1%) compared to a benefit of 0.7% during the three months ended April 30, 2013. The Company’s effective tax rate (provision) benefit for the nine months ended April 30, 2014 was a provision of (1.0%) compared to a benefit of 1.8% during the nine months ended April 30, 2013. The tax (provision) benefit for the periods were based on state and local taxes and domestic and foreign tax for tax deductible intangibles. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company files a consolidated Federal income tax return. The Company files combined returns with California, Michigan and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2011 through July 31, 2013. The Company’s Federal income tax return for the fiscal year ended July 31, 2011 is currently under examination which is ongoing.

Note 11 – Royalty and licensing income

The Company’s Life Science segment has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During each of the three months ended April 30, 2014 and 2013, the Company recorded royalty income under the agreement of approximately $0.7 million and $0.9 million

13

respectively. During the nine months ended April 30, 2014 and 2013, the Company recorded royalty income under the agreement of approximately $3.4 million and $4.0 million, respectively.

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

14

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2014

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$14,542	—	—	—	$14,542
Product revenues	—	$8,707	—	—	8,707
Royalty and license fee income	—	729	—	—	729
	14,542	9,436	—	—	23,978
Operating expenses:
Cost of clinical laboratory services	9,784	—	—	—	9,784
Cost of product revenues	—	3,800	—	—	3,800
Research and development	—	599	$250	—	849
Selling, general and administrative	5,091	3,278	—	$2,236	10,605
Provision for uncollectible accounts receivable	684	—	—	—	684
Legal fee expense	282	766		863	1,911
Legal settlements, net	2,000	(5,100)	—	—	(3,100)
Total operating expenses	17,841	3,343	250	3,099	24,533

Operating income (loss)	(3,299)	6,093	(250)	(3,099)	(555)

Other income (expense)
Interest	(10)	4	—	(41)	(47)
Other	7	(2)	—	5	10
Foreign currency gain	—	144	—	—	144
Income (loss) before income taxes	$(3,302)	$6,239	$(250)	$(3,135)	$(448)

Depreciation and amortization included above	$351	$614	$—	$23	$988

Share-based compensation included in above:
Cost of clinical laboratory services	$2	1	—	—	$3
Research and development	—	—	—	—	—
Selling, general and administrative	9	$(4)	—	$275	280
Total	$11	$(3)	—	$275	$283

Capital expenditures	$90	$36	$—	$—	$126
15

Three months ended April 30, 2013

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$13,384	—	—	—	$13,384
Product revenues	—	$8,265	—	—	8,265
Royalty and license fee income	—	949	—	—	949
	13,384	9,214	—	—	22,598
Operating expenses:
Cost of clinical laboratory services	9,331	—	—	—	9,331
Cost of product revenues	—	4,219	—	—	4,219
Research and development	61	625	$303	—	989
Selling, general and administrative	5,041	3,813	—	$2,178	11,032
Provision for uncollectible accounts receivable	887	41	—	—	928
Legal fee expense	115	21	—	1,572	1,708
Total operating expenses	15,435	8,719	303	3,750	28,207

Operating income (loss)	(2,051)	495	(303)	(3,750)	(5,609)

Other income (expense)
Interest	(12)	2	—	—	(10)
Other	6	12	—	7	25
Foreign currency gain	—	(214)	—	—	(214)
Income (loss) before income taxes	$(2,057)	$295	$(303)	$(3,743)	$(5,808)

Depreciation and amortization included above	$354	$778	$4	$25	$1,161

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	1	—	—	1
Selling, general and administrative	11	$—	—	$126	137
Total	$13	$1	—	$126	$140

Capital expenditures	$148	$18	$—	$—	$166
16

Nine months ended April 30, 2014

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$43,250	—	—	—	$43,250
Product revenues	—	$24,424	—	—	24,424
Royalty and license fee income	—	3,366	—	—	3,366
	43,250	27,790	—	—	71,040
Operating expenses:
Cost of clinical laboratory services	28,785	—	—	—	28,785
Cost of product revenues	—	11,511	—	—	11,511
Research and development	14	1,668	$816	—	2,498
Selling, general and administrative	15,122	10,098	—	$5,997	31,217
Provision for uncollectible accounts receivable	2,448	20	—	—	2,468
Legal fees expense	572	803	—	3,413	4,788
Legal settlements, net	2,000	(5,100)			(3,100)
Total operating expenses	48,941	19,000	816	9,410	78,167

Operating income (loss)	(5,691)	8,790	(816)	(9,410)	(7,127)

Other income (expense)
Interest	(32)	13	—	(142)	(161)
Other	34	18	—	33	85
Foreign currency gain	—	460	—	—	460
Income (loss) before income taxes	$(5,689)	$9,281	$(816)	$(9,519)	$(6,743)

Depreciation and amortization included above	$1,061	$1,876	$6	$72	$3,015

Share-based compensation included in above:
Cost of clinical laboratory services	$6	$1	—	—	$7
Research and development	—	1	—	—	1
Selling, general and administrative	28	5	—	$456	489
Total	$34	$7	—	$456	$497

Capital expenditures	$453	$117	$—	$—	$570
17

Nine months ended April 30, 2013

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$41,881	—	—	—	$41,881
Product revenues	—	$24,574	—	—	24,574
Royalty and license fee income	—	3,982	—	—	3,982
	41,881	28,556	—	—	70,437
Operating expenses:
Cost of clinical laboratory services	28,466	—	—	—	28,466
Cost of product revenues	—	12,546	—	—	12,546
Research and development	236	1,800	$932	—	2,968
Selling, general and administrative	14,914	12,165	—	$6,261	33,340
Provision for uncollectible accounts receivable	3,656	201	—	—	3,857
Legal fee expense	272	58	—	4,520	4,850
Total operating expenses	47,544	26,770	932	10,781	86,027

Operating income (loss)	(5,663)	1,786	(932)	(10,781)	(15,590)

Other income (expense)
Interest	(34)	6	—	3	(25)
Other	31	32	—	18	81
Foreign currency gain	—	119	—	—	119
Income (loss) before income taxes	$(5,666)	$1,943	$(932)	$(10,760)	$(15,415)

Depreciation and amortization included above	$1,017	$2,382	$19	$79	$3,497

Share-based compensation included in above:
Cost of clinical laboratory services	$7	—	—	—	$7
Research and development	—	$2	—	—	2
Selling, general and administrative	37	6	—	$389	432
Total	$44	$8	—	$389	$441

Capital expenditures	$579	$193	$—	$—	$772
18

Note 13 – Contingencies

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., now Life Technologies, Inc. (NASDAQ:LIFE) which was acquired by Thermo Fisher Scientific, Inc. (NYSE:TMO) on February 3, 2014. The complaint alleged infringement of six patents relating to DNA sequencing systems, labeled nucleotide products, and other technology. Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. On November 12, 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid. The jury awarded $48.5 million for this infringement. On January 6, 2014, the judge awarded prejudgment interest of approximately $12.5 million and additional post-interest on the full amount will also be awarded starting November 7, 2012 until the total award is satisfied. The final award to Enzo could be reduced or be subject to possible claims from third parties. On February 3, 2014, Life Technologies filed a notice of appeal and there can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

As of August 1, 2013, the Company, as plaintiff, was engaged in litigation in the United States District Court for the Southern District of New York against six parties (and certain of their related companies): Amersham plc, PerkinElmer, Inc., Molecular Probes, Inc., Orchid Biosciences, Inc., Affymetrix, Inc., and Roche Diagnostic GmbH (“Roche”). These cases were commenced at various times from October 2002 to June 2004. In each of the six cases, the Company had asserted similar (with some differences) causes of action against the defendants which can be generally described as contract, tort, fraud, and patent claims, except that no patent claims are asserted against Affymetrix. In the Roche case, Roche seeks a declaratory judgment of non-breach and patent invalidity against the Company. The cases were consolidated for pre-trial purposes in 2004 and there has been extensive discovery among the parties. In 2011, the defendants moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, those motions were granted in part and denied in part. In December 2012, all six defendants moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. On October 22, 2013, the Court granted Amersham’s motion for summary judgment. Thereafter, on November 26, 2013, the parties settled and dismissed the Amersham case. On October 28, 2013, the Court granted in part and denied in part PerkinElmer’s motion for summary judgment. A jury trial in that case was postponed on March 18, 2014 and rescheduled for June 30, 2014. By decisions dated December 6, 2013, the Court granted in part and denied in part the summary judgment by Roche and Affymetrix. A jury trial was been ordered in Roche’s case on a date to be determined. On the same date, the Court granted the summary judgment for the remaining two motions by Molecular Probes and Orchid.

On April 22, 2014, the Company as plaintiff finalized and executed a settlement agreement with Affymetrix, Inc. to settle a patent litigation lawsuit (the “Agreement”) in the amount of $5.1 million. Under terms of the Agreement, Affymetrix paid to the Company $4.3 million and paid to the Company’s attorneys $0.8 million, which is included in legal fees in the statements of operations for the three and nine months ended April 30, 2014. The amount of the settlement is included in the statement of operations under Legal settlements, net within the Life Science segment.

In 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation came to focus primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. The time period initially covered by the investigation was from 2004 through 2011. In response to the Subpoena, the Company cooperated with the government. At this time, the Company and the U.S. Department of Justice have reached a preliminary agreement on the principal terms of a settlement to resolve this matter. As a result, the Company believes that an estimate of the settlement is approximately $2.0 million and has reserved this amount in the statement of operations under legal settlements, net within the Clinical Labs segment. The Company believes that the settlement amount, upon conclusion, will be paid over a five year period and has recorded $0.4 million as other current liabilities and $1.6 million as a non-current liability at April 30, 2014. Under certain circumstances, the Company may be required to accelerate payments and/or pay up to an additional $1.5 million based upon a favorable recovery and collection related to the judgment in the Life Technologies matter discussed above or sale of the Company. The settlement covers the time period 2004-2013.

Due to the on-going settlement discussions, it is possible that a settlement may not be reached under the terms above. The final outcome, if different than the Company’s preliminary estimate, could have a material effect on the Company’s business, results of operations, financial condition and cash flow.

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

Results of Operations
Three months ended April 30, 2014 compared to April 30, 2013

(in 000s)

Comparative Financial Data for the Three Months Ended April 30,

	2014	2013	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$14,542	$13,384	$1,158	9%
Product revenues	8,707	8,265	442	5
Royalty and license fee income	729	949	(220)	(23)
Total revenues	23,978	22,598	1,380	6

Operating expenses (income):
Cost of clinical laboratory services	9,784	9,331	453	5
Cost of product revenues	3,800	4,219	(419)	(10)
Research and development	849	989	(140)	(14)
Selling, general, and administrative	10,605	11,032	(427)	(4)
Provision for uncollectible accounts receivable	684	928	(244)	(26)
Legal fee expense	1,911	1,708	203	12
Legal settlements, net	(3,100)	—	(3,100)	**
Total operating expenses	24,533	28,207	(3,674)	(13)

Operating loss	(555)	(5,609)	(5,054)	(90)

Other income (expense):
Interest	(47)	(10)	37	**
Other	10	25	(15)	(60)
Foreign currency gain (loss)	144	(214)	358	**
Loss before income taxes	$(448)	$(5,808)	$(5,360)	(92)

** not meaningful

Consolidated Results:

The “2014 period” and the “2013 period” refer to the three months ended April 30, 2014 and 2013, respectively.

Clinical laboratory services revenues for the 2014 period were $14.5 million compared to $13.4 million an increase of $1.1 million or 9%. The 2014 period’s increase over the 2013 period was primary attributable to higher reimbursement rates and higher sales volume with higher margins from certain new molecular diagnostics test offerings.

Product revenues for the 2014 period were $8.7 million compared to $8.3 million in the 2013 period, an increase of $0.4 million or 5%. The increase was due to higher margin sales volume over the prior year period.

Royalty and license fee income for the 2014 period was $0.7 million compared to $0.9 million in the 2013 period. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2014 period was $9.8 million compared to $9.3 million in the 2013 period, an increase of $0.5 million or 5%. During the 2014 period, outside reference lab testing increased $0.5 million and salaries and other costs increased $0.1 million, offset by a decrease of $0.1 million for reagent costs. Certain expense variances are affected by the changes in the mix of tests performed.

The cost of product revenues during the 2014 period was $3.8 million compared to $4.2 million in the 2013 period, a decrease of $0.4 million or 10%. The decrease is attributed to sales volume of products with lower cost of goods.

Research and development expenses were approximately $0.8 million during the 2014 period, compared to $1.0 million in the 2013 period, a decrease of $0.2 million or 14%. The decrease was principally attributed to lower payroll and other costs.

Selling, general and administrative expenses were approximately $10.6 million during the 2014 period and $11.0 million during the 2013 period, a decrease of $0.4 million or 4%. During the 2014 period, the Company recognized $0.5 million for the cost of restructuring its administrative group. This cost was offset by the positive impact of restructuring and realignments completed in the last two quarters of fiscal 2013 in the Life Sciences segment.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $0.7 million for the 2014 period as compared to $0.9 million in the 2013 period, a decrease of $0.2 million or 26%. The decrease is primarily due to the change in payer mix and service volume and improvements in collection experience. As a result, the provision for uncollectible accounts receivable as a percentage of Clinical laboratory service revenues decreased to 4.7% in the 2014 period from 6.6% in the 2013 period.

Legal fee expense was $1.9 million during the 2014 period compared to $1.7 million in the 2013 period, an increase of $0.2 million or 12% primarily due to the timing of patent litigation costs. In the 2014 period approximately $0.8 million in legal fees was paid to our attorneys for the Affymetrix patent litigation settlement.

Legal settlements, net was $(3.1) million in the 2014 period. The Company as plaintiff finalized and executed a settlement agreement with Affymetrix, Inc. to settle a patent litigation lawsuit in the amount of $5.1 million. Also during the 2014 period, the Company reached a preliminary agreement on the principal terms of a settlement with the U.S. Department of Justice relating to their investigation of an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. As a result, the Company believes that an estimate of the settlement is approximately $2.0 million. Both settlements are more fully described in Note 13 in the Notes to Consolidated Financial Statements.

During the 2014 period, the gain on foreign currency transactions was $0.1 million as compared to a loss of $0.2 million in the 2013 period. The Company has loans and receivables with its foreign subsidiaries denominated in US dollars. The Company recognizes a gain if foreign currencies including the Swiss Franc, Euro and British pound strengthen relative to the US dollar during the period and recognizes a loss if those foreign currencies weaken relative to the US dollar during the period.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $3.3 million for the 2014 period as compared to $2.1 million in the 2013 period, an increase of $1.2 million or 57%. The 2014 period loss includes a $2.0 million charge for an estimated legal settlement with the U.S. Department of Justice. Excluding this charge, the segment’s loss before taxes would be $1.3 million compared to $2.1 million in the 2013 period, a decrease of $0.8 million, attributable to an increase in laboratory service revenue of higher margin tests performed. The revenue from laboratory services increased in the 2014 period by $1.1 million due to incremental growth related to new test offerings of $2.5 million offset by weather related impacts during the period of $0.4 million and lower reimbursements of $1.0 million. The 2014 period gross profit of $4.8 million increased from the 2013 period by $0.7 million as a result of higher revenues and lower costs of services, primarily reference testing. The provision for uncollectible accounts receivable decreased by $0.2 million as compared to the 2013 period due to improved collection procedures implemented and changes in the mix of payers and as a percentage of revenues decreased to 4.7% in the 2014 period from 6.6% in the 2013 period.

Life Sciences

The Life Sciences segment’s income before taxes was $6.2 million for the 2014 period as compared to $0.3 million for the 2013 period an increase of $5.9 million. The 2014 period income includes $5.1 million for a patent litigation settlement agreement with Affymetrix, Inc. The segment’s gross profit was $5.6 million in the 2014 period, as compared $5.0 million in the 2013 period, an increase of $0.6 million or 13% due to the sales mix of higher margin products. The segment’s selling, general and administrative expense decreased approximately $0.5 million during the 2014 period primarily due to lower payroll and related expenses, but was offset by an increase in legal fee expense of $0.7 million primarily related to the settlement agreement. Due to the strengthening of foreign currencies during the 2014 period as compared to the 2013 period, the foreign currency gain increased by $0.4 million in the 2014 period.

Therapeutics

Therapeutics loss before income taxes was approximately $0.3 million in both the 2014 and 2013 period.

Other

The Other loss before taxes for the 2014 period was approximately $3.1 million as compared to $3.7 million for the 2013 period, a decrease of $0.6 million or 16% due to decreases in legal services for other Corporate activities.

Results of Operations
Nine months ended April 30, 2014 as compared to April 30, 2013

	2014	2013	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$43,250	$41,881	$1,369	3%
Product revenues	24,424	24,574	(150)	(1)
Royalty and license fee income	3,366	3,982	(616)	(15)
Total revenues	71,040	70,437	603	1

Operating expenses (income):
Cost of clinical laboratory services	28,785	28,466	319	1
Cost of product revenues	11,511	12,546	(1,035)	(8)
Research and development	2,498	2,968	(470)	(16)
Selling, general, and administrative	31,217	33,340	(2,123)	(6)
Provision for uncollectible accounts receivable	2,468	3,857	(1,389)	(36)
Legal fee expense	4,788	4,850	(62)	(1)
Legal settlements, net	(3,100)	—	(3,100)	**
Total operating expenses	78,167	86,027	(7,860)	(9)

Operating loss	(7,127)	(15,590)	(8,463)	(54)

Other income (expense):
Interest	(161)	(25)	136	**
Other	85	81	4	5
Foreign currency gain	460	119	341	**
Loss before income taxes	$(6,743)	$(15,415)	$(8,672)	(56)

** not meaningful

Consolidated Results:

The “2014 period” and the “2013 period” refer to the nine months ended April 30, 2014 and 2013, respectively.

Clinical laboratory services revenues for the 2014 period were $43.3 million compared to $41.9 million in the 2013 period an increase of $1.4 million or 3%. The increase is primarily attributable to higher reimbursement rates and higher sales volume related to molecular diagnosis test offerings offset by negative reimbursement rates from certain payers for non-molecular tests and weather related issues.

Product revenue in the 2014 period was $24.4 million as compared to $24.6 million in the 2013 period, a decrease of $0.2 million or 1%. Targeted sales and marketing of higher margin products are replacing declines in certain distributed products for certain customer types and declines in resale products due to market softness in research reagent products.

Royalty and license fee income during the 2014 period was $3.4 million compared to $4.0 million in the 2013 period a decrease of $0.6 million or 15%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2014 period was $28.8 million as compared to $28.5 million in the 2013 period, an increase of $0.3 million or 1%. During the 2014 period, reagent costs and supplies declined $0.7 million offset by higher outside reference testing of $0.9 million and payroll and other costs of $0.1 million. Certain expense variances are affected by the changes in the mix of tests performed.

The cost of product revenues during the 2014 period was $11.5 million compared to $12.5 million in the 2013 period, a decrease of $1.0 million or 8%. The decrease is attributed to a favorable mix of products with a lower cost of goods particularly in the second and third quarters of the 2014 period.

Research and development expenses were approximately $2.5 million during the 2014 period, compared to $3.0 million in the 2013 period, a decrease of $0.5 million or 16%. The decrease was principally attributed to payroll and other related costs of $0.3 million and lower material costs of $0.1 million.

Selling, general and administrative expenses were approximately $31.2 million during the 2014 period and $33.3 million during the 2013 period, a decrease of $2.1 million or 6%. The Enzo Life Sciences segment selling, general and administrative decreased by $2.0 million due to the positive effects from the business realignments in the last three quarters of fiscal 2013 resulting in lower payroll and related costs of $1.7 million, lower depreciation and amortization of $0.3 million and $0.1 in other expenses, offset by a $0.1 million increase in marketing costs. Other segment selling, general and administrative decreased by $0.3 million, primarily due to lower salary and related costs of $0.1 million and $0.2 million in lower professional and other fees. The Clinical Lab segment selling, general and administrative increased by $0.2 million primarily due to increases in payroll related costs. During the 2014 period, the Company recognized $0.5 million for the cost of restructuring its administrative group.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $2.5 million for the 2014 period as compared to $3.9 million in the 2013 period, a decrease of $1.4 million or 36%. The decrease is primarily due to the change in payer mix and service volume and improvements in collection experience at the Clinical Labs. As a percentage of clinical laboratory revenues the provision for uncollectible accounts receivable decreased to 5.7% in the 2014 period from 8.7% in the 2013 period.

Legal fee expense was $4.8 million during the 2014 period compared to $4.9 million in the 2013 period, a decrease of $0.1 million or 2% due to a decline in legal services spending in the 2014 period primarily attributed to patent litigation.

Legal settlements, net was $(3.1) million in the 2014 period. The Company as plaintiff finalized and executed a settlement agreement with Affymetrix, Inc. to settle a patent litigation lawsuit in the amount of $5.1 million. Also during the 2014 period, the Company reached a preliminary agreement on the principal terms of a settlement with the U.S. Department of Justice relating to their investigation of an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. As a result, the Company believes that an estimate of the settlement is approximately $2.0 million. Both settlements are more fully described in Note 13 in the Notes to Consolidated Financial Statements.

Interest expense was $0.2 million during the 2014 compared to zero in the 2013 period due to interest incurred on the credit agreement entered into in the fourth quarter of 2013.

During the 2014 and the 2013 periods, the gain on foreign currency transactions was $0.5 million and $0.1 million, respectively. The Company has loans and receivables with its foreign subsidiaries denominated in US dollars and recognizes a gain if foreign currencies including the Swiss Franc, Euro and British pound strengthen relative to the US dollar during the period and recognizes a loss if those foreign currencies weaken relative to the US dollar during the period. The gain in both periods was due to the strengthening of these foreign currencies relative to the US dollar.

Segment Results

Clinical Labs

The Clinical Labs segment’s loss before taxes was $5.7 million for the both the 2014 and 2013 periods. The 2014 period loss includes a $2.0 million charge for an estimated legal settlement with the U.S. Department of Justice. Excluding this charge, the segment’s 2014 loss before taxes would be $3.7 million. The $2.0 million or 35% decrease in the loss before taxes in the 2014 period is the result of an increase in service volume and a decrease in the provision for uncollectible accounts receivable. The revenue from laboratory services increased in the 2014 period by $1.4 million due to incremental growth related to new test offerings of $5.9 million offset by weather related impacts during the period of $0.9 million and lower reimbursements of $3.6 million. As a result of these revenue impacts and changes in costs of services, the 2014 period gross profit of $14.5 million increased from the 2013 period by $1.1 million. The provision for uncollectible accounts receivable decreased by $1.2 million as compared to the 2013 period due to the improved implemented collection procedures and changes in the mix of payers and as a percentage of revenues decreased to 5.7% in the 2014 period from 8.7% in the 2013 period. Research and development decreased $0.2 million. Selling, general and administrative expense increased by approximately $0.2 million primarily due to increases in payroll costs, and legal fee expense increased approximately $0.3 million due to settlement activities.

Life Sciences

The Life Sciences segment’s income before taxes was $9.3 million for the 2014 period as compared to $1.9 million for the 2013 period, an increase of $7.4 million or 389%. The 2014 period income includes $5.1 million for a patent litigation settlement agreement with Affymetrix, Inc. The segment’s gross profit was $16.3 million in the 2014 period, as compared to $16.0 million in the 2013 period, an increase of $0.3 million or 2%. Gross profit was negatively impacted by lower royalty income, offset by reduced payroll, facility and other costs resulting from realignments during the last three quarters of fiscal 2013. Product revenues decreased by $0.2 million or 1% in the 2014 period to $24.4 million. Royalty and license fee income declined $0.6 million in the 2014 period and is primarily from the reported sales of Qiagen products subject to a license agreement. The segment’s operating expenses, excluding legal settlements, net, decreased by approximately $1.6 million during the 2014 period due to reduced selling, general and administrative of $2.0 million attributed to cost reductions from headcount realignments and continued centralization of activities since the second quarter of fiscal 2013, research and development of $0.1 million and lower provision for doubtful accounts of $0.2 million offset by legal expense of $0.7 million due primarily to the patent litigation settlement agreement. Due to the greater strengthening of foreign currencies during the 2014 period, the foreign currency gain increased $0.3 million.

Therapeutics

Therapeutics loss before income taxes was approximately $0.8 million in the 2014 period and $0.9 million in 2013 period, due to lower payroll costs in 2014.

Other

The Other loss before taxes for the 2014 period was approximately $9.5 million as compared to $10.8 million for the 2013 period, a decrease of $1.3 million or 12%. In the 2014 period legal expenses decreased by $1.1 million due to the timing of legal services for legal activities. General and administrative costs decreased by $0.3 million due to decreases in professional fees of $0.2 million and compensation and related costs of $0.1 million.

Liquidity and Capital Resources

At April 30, 2014, the Company had cash and cash equivalents of $14.8 million of which $1.8 million was in foreign accounts, as compared to cash and cash equivalents of $9.0 million, of which $1.5 million was in foreign accounts at July 31, 2013. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $16.1 million at April 30, 2014 compared to $8.7 million at July 31, 2013. The increase in working capital of $7.4 million was primarily due to the result of the settlement agreement with Affymetrix, Inc. in the amount of $5.1 million and by proceeds from issuance of common stock under the Controlled Equity Offering program of $9.5 million offset by the net loss and changes in net operating assets and liabilities.

Net cash used in operating activities for the nine months ended April 30, 2014 was approximately $2.7 million as compared to $8.5 million for the nine months ended April 30, 2013. The decrease in the 2014 period of approximately $5.8 million was primarily due to the reduction in net loss of $8.3 million which includes $5.1 million from the settlement agreement with Affymetrix, Inc., offset by non-cash charges of $2.0 million and changes in operating assets and liabilities of $0.5 million.

Net cash used in investing activities for the nine months ended April 30, 2014 was approximately $0.5 million as compared to cash used of $0.8 million for the nine months ended April 30, 2103. The decrease in the 2014 period was primarily due to lower capital expenditures of $0.2 million.

Net cash provided by financing activities for the nine months ended April 30, 2014 was approximately $8.9 million as compared to cash used of $0.1 million for the nine months ended April 30, 2013. The increase was due to the proceeds from the issuance of common stock of $9.5 million offset by a net decrease in borrowings of $0.3 million under the Credit Agreement and an increase in payments of installment loans and capital leases of $0.3 million.

Despite the challenging global economic environment, affecting Life Sciences revenues in fiscal 2013 and continuing in the beginning of fiscal 2014 at reduced levels and attributed to macroeconomic concerns, reduced funding of customer research budgets and the impact of the Company’s rationalization of low margin products, and at the Clinical Labs the impact of healthcare reform regulations and changes in payer policies affecting reimbursements to providers, as well as weather, the Company believes that its current cash and cash equivalents level, utilization of the Controlled Equity Offering program disclosed in Note 9, and future available borrowings under the Revolving Loan and Security Agreement disclosed in Note 6 are sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through other equity offerings or other sources of funds. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of the Form 10-K for the year ended July 31, 2013 and referred to above are unchanged, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

See our Form 10-K for the fiscal year ended July 31, 2013 for Forward Looking Cautionary Statements and Risk Factors.

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2013.

Management is not aware of any material claims, disputes or settled matters concerning third party reimbursement that would have a material effect on our financial statements, except as disclosed in Note 13, to the Consolidated Financial Statement.

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Three months ended April 30, 2014		Three months ended April 30, 2013
Revenue category
Third-party payer	$7,832	54%	$6,257	47%
Medicare	3,090	21	2,989	22
Patient self-pay	2,415	17	2,814	21
HMO’s	1,205	8	1,324	10
Total	$14,542	100%	$13,384	100%

	Nine months ended April 30, 2014		Nine months ended April 30, 2013
Revenue category
Third-party payer	$21,074	49%	$19,586	47%
Medicare	9,405	22	9,307	22
Patient self-pay	8,824	20	9,156	22
HMO’s	3,947	9	3,832	9
Total	$43,250	100%	$41,881	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Note 13 in the Notes to Consolidated Financial Statements.

Other than the Medicare program, one provider whose programs are included in the Third-party payers and the Health Maintenance Organizations (“HMO’s”) categories represents approximately 27% and 23% of the Clinical Labs net revenues for the three months ended April 30, 2014 and 2013, respectively, and 24% and 22% for the nine months ended April 30, 2014 and 2013. Another Third-party payer represents 10% and 9% of Clinical Labs net revenues for the three months ended April 30, 2014 and 2013, respectively and 9% and 10% for the nine months ended April 30, 2014 and 2013, respectively.

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

During the three months ended April 30, 2014 and 2013, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 86.4% and 85.6%, respectively, of gross billings. During the nine months ended April 30, 2014 and 2013, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 85.7% and 85.4% respectively. The Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $3.0 million and $2.9 million for the nine months ended April 30, 2014 and 2013, respectively, and a change in the net accounts receivable of approximately $0.5 million as of April 30, 2014.

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
30

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At April 30, 2014 and July 31, 2013, approximately 62% and 60%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which $1.3 million or 28% and $1.7 million or 35% represents foreign receivables as of April 30, 2014 and July 31, 2013 respectively, includes royalty receivables of $0.7 and $1.2 million, as of April 30, 2014 and July 31, 2013, respectively, from Qiagen (Note 11).

Net accounts receivable

Billing category	As of April 30, 2014		As of July 31, 2013
Clinical Labs
Third party payers	$3,292	43%	$3,395	46%
Patient self-pay	2,684	35	2,696	37
Medicare	1,415	19	930	13
HMO’s	290	3	300	4
Total Clinical Labs	7,681	100%	7,321	100%
Total Life Sciences	4,634		4,967
Total accounts receivable	$12,315		$12,288

Changes in the Company’s allowance for doubtful accounts are as follows:

	Nine months ended April 30, 2014	Twelve months ended July 31, 2013

Beginning balance	$2,707	$3,273
Provision for doubtful accounts	2,468	4,496
Write-offs, net	(2,454)	(5,062)
Ending balance	$2,721	$2,707

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

During the nine months ended April 30, 2014 and 2013, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of April 30, 2014	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO Amount	%
1-30 days	$27,998	57%	$5,225	62%	$15,681	52%	$3,512	51%	$3,580	96%
31-60 days	6,151	13%	917	11%	3,517	12%	1,679	24%	38	1%
61-90 days	3,959	8%	606	7%	2,031	7%	1,292	18%	30	1%
91-120 days	2,689	5%	568	7%	1,569	5%	522	8%	30	1%
121-150 days	1,478	3%	257	3%	1,203	4%	1	0%	17	0%
Greater than 150 days*	6,822	14%	801	10%	6,090	20%	(89)	-1%	20	1%
Totals	$49,097	100%	$8,374	100%	$30,091	100%	$6,917	100%	$3,715	100%

As of July 31, 2013	Total Amount	%	Medicare Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	HMO’s Amount	%
1-30 days	$25,565	50%	$3,741	62%	$14,915	44%	$3,341	48%	$3,568	96%
31-60 days	6,238	12%	452	7%	4,254	12%	1,492	21%	40	1%
61-90 days	5,923	12%	357	6%	3,845	11%	1,686	24%	35	1%
91-120 days	4,287	8%	216	4%	3,484	10%	546	8%	41	1%
121-150 days	2,319	5%	166	3%	2,140	6%	—	0%	13	0%
Greater than 150 days**	6,847	13%	1,058	18%	5,824	17%	(73)	-1%	38	1%
Totals	$51,179	100%	$5,990	100%	$34,462	100%	$6,992	100%	$3,735	100%

*	Total includes $3,516 fully reserved over 210 days as of April 30, 2014.

**	Total includes $3,775 fully reserved over 210 days as of July 31, 2013.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates resulting from acquisitions with foreign locations (See Item 1A. Risk Factors section of the Form 10-K for the fiscal year ended July 31, 2013) that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at April 30, 2014, our assets and liabilities would decrease by $0.9 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $1.2 million and $0.1 million, respectively, on an annual basis.

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

As of April 30, 2014, we have fixed interest rate financing on transportation and equipment leases.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2013 filed with the Securities and Exchange Commission, other than as noted in Note 13 to the Consolidated Financial Statements as of April 30, 2014 and the nine months then ended.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: June 9, 2014	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director
35