Form 10-K
period 2014-07-31
ENZO BIOCHEM INC
filed 2014-10-09
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes ☐   No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $107,702,000 as of January 31, 2014.

The number of shares of the Company’s common stock, $.01 par value, outstanding at October 1, 2014 was 44,504,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 16, 2015 are incorporated by reference into Part III of this annual report.

PART I

Item 1. Business

Overview

Enzo Biochem, Inc. (the “Company” “we”, “our” or “Enzo”) is a growth-oriented integrated life sciences and biotechnology company focusing on harnessing biological processes to develop research tools, diagnostics and therapeutics and serving as a provider of esoteric and other state-of-the-art test services to the medical community. Since our founding in 1976, our strategy has been based on the development of enabling technologies based on molecular and cellular technologies in research, development, manufacture, licensing and marketing of innovative health care products, platforms and services. Our pioneering work in genomic analysis coupled with our extensive patent estate and enabling platforms have positioned the Company to play an important role in the rapidly growing life sciences and molecular medicine marketplaces.

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprising 149 key issued patents worldwide, and over 230 pending patent applications, along with extensive enabling technologies and platforms.

Operating Segments

We are comprised of three operating segments, of which the Therapeutics and Life Sciences segments have evolved out of our core competencies involving the use of nucleic acids as informational molecules and the use of compounds for immune modulation and augmented by the previous acquisitions of a number of related companies. Information concerning sales by geographic area and business segments for the years ended July 31, 2014, 2013 and 2012 is located in Note 15 in the Notes to Consolidated Financial Statements.

Below are brief descriptions of each of our operating segments:

Enzo Clinical Labs is a regional clinical reference laboratory serving the New York, New Jersey and Eastern Pennsylvania medical communities. The Company believes having clinical diagnostic services allows us to capitalize first hand on our extensive advanced technological capabilities and the broader trends in predictive and personalized diagnostics. Enzo Clinical Labs offers an extensive menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, and search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of over 35 patient service centers throughout New York and New Jersey, a stand-alone “stat” or rapid response laboratory in New York City and a full-service phlebotomy, in-house logistics department, and information technology department.

Enzo Life Sciences manufactures, develops and markets products and tools to life sciences, drug development and clinical research customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences, Inc. is a recognized leader in labeling and detection technologies across research and diagnostic markets. Our strong portfolio of proteins, antibodies, peptides, small molecules, labeling probes, dyes and kits, many of which are proprietary, provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. We are internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 9,000 of our own products and in addition distribute over 40,000 products made by over 40 other original manufacturers. Our strategic focus is directed to innovative diagnostic platforms and high quality research reagents and kits in the primary key research areas of genomics, cellular analysis, small molecule chemistry, protein homeostasis epigenetics immunoassays and assay development.

The segment is an established source for a comprehensive panel of products to scientific experts in the fields of cancer, cardiovascular disease, neurological disorders, diabetes and obesity, endocrine disorders, infectious and autoimmune disease, hepatotoxicity and renal injury.

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. Enzo Therapeutics has focused its efforts on developing treatment regimens for diseases and conditions for which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 95 patents and patent applications.

The Company’s primary sources of revenue have historically been from the clinical laboratory services provided to the healthcare community and product revenues and royalty and licensing of Life Sciences’ products utilized in life science research. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2014, 2013 and 2012 (in thousands and percentages):

Fiscal year ended July 31,	2014		2013		2012

Clinical laboratory services	$58,689	61%	$55,889	59%	$59,403	58%
Product revenues	32,850	34	32,526	35	37,722	37
Royalty and license fee income	4,408	5	5,292	6	5,958	5
Total	$95,947	100%	$93,707	100%	$103,083	100%

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

Tools for biomedical and pharmaceutical research

There is a large, and growing global demand by biomedical and pharmaceutical researchers for research and diagnostic tools that both facilitate and accelerate the generation of biological information. This demand can be met by gene and protein target based diagnostics for which a variety of formats, or tools, have been developed that enable researchers to study biological pathways. These tools can identify mutations in gene sequences and variations in gene expression levels that can lead to disease, or they can quantify biomarkers that provide insight to disease and potential therapeutic solutions. These techniques use instruments including DNA sequencing and genotyping instruments, microarrays, fluorescent microscopes, high content screening systems, flow cytometers and plate readers. Common among these instruments is the need for reagents that allow the identification, quantification and characterization, and interactions of specific genes or nucleic acid sequences, proteins, cells and other cellular structures and organelles.

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

Clinical diagnostics

The clinical diagnostics market has been reported by industry sources to be greater than $23 billion annually domestically and over $46 billion worldwide. It is comprised of a broad range of tests based on clinical chemistry, microbiology, immunoassays, genomics, proteomics, gene expression profiling blood banking, and cancer screening assays through histology as well as newer body fluid based approaches. Many of these tests employ traditional technologies, such as immunoassays and cell culture technologies, for the detection of diseases.

Immunoassays are based on the use of antibodies directed against a specific target, or antigen, to detect that antigen in a patient sample. Cell culturing techniques involve the growth, isolation and visual detection of the presence of a microorganism and often its susceptibility to FDA approved drugs.

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

Using our core technology, Launch New Platform for Molecular Diagnostics

We have developed several enabling platform technologies that may have utility in the development of a new generation of molecular diagnostic products designed to meet the needs of the current clinical marketplace. Our lead platform is AmpiProbe which is a proprietary target amplification and detection technology that has been shown to require substantially less starting material than conventional methods such as polymerase chain reaction ( PCR) based products. With AmpiProbe it may be possible to increase the number of analytes that can be assayed for from a single clinical specimen, which in turn may reduce the need for physicians to recall patients to obtain additional clinical material for testing. In addition by increasing the number of analyes tested in a single clinical preparation, AmpiProbe may be able to produce diagnostic tests at a significantly lower cost than conventional assays. Moreover, the need for less starting material may also lead to diagnostic tests with improved sensitivity, thus allowing detection of certain analytes present in minute quantities that are below the limit of detection of conventional assays

Maximize our resources by collaborating with others in research and commercialization activities

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

Exploit our marketing and distribution infrastructure

Enzo Life Sciences has developed its sales and marketing infrastructure to directly service its end users, while simultaneously positioning the Company for targeted product line expansion. Our global sales, marketing, manufacturing, product development and distribution infrastructure, have now been integrated and consolidated into a single global business. Enzo Life Sciences operates, under its own name, worldwide through wholly owned subsidiaries (in USA, Switzerland, Benelux, Germany, and the UK), a branch office in France and a network of third party distributors in most other significant markets worldwide. Our comprehensive product portfolio allows us to deliver integrated solutions to basic researchers, drug developers and clinical researchers around the globe. Our research allows us to provide solutions in all key research areas including: Genomics, Cell Biology Immunoassays and in a multitude of applied research markets including: Bioprocess, Personal Care, Cancer Research, and Neuroscience to name a few.

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

Apply our innovative technology to a variety of diseases mediated by cell signaling pathways, by the immune system, or, in advanced cases, gene therapy

We believe our core technologies have broad diagnostic and therapeutic applications. We have focused our efforts on discovering how best to correct pathologies associated with bone or metabolic control, and immune-mediated diseases. Although the cause of disorders such as Crohn’s disease, autoimmune uveitis and non-alcoholic steatohepatitis (NASH) remains unknown, various features suggest immune system involvement in their pathogenesis.

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

Expand and protect our intellectual property estate

Since our inception, we have followed a strategy of creating a broad encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During Fiscal 2014, we were issued 34 patents and expanded our patent estate in the area of nucleotides, amplification, labeling and detection, among others.

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
6

•	addition of the probe to the sample containing the DNA; and

•	binding or hybridization of the probe to the target DNA sequence, if present, to generate a detectable signal.

We have developed a broad technology base for the labeling, detection, amplification and formatting of nucleic acids for gene analysis which is supported by our significant proprietary position in these fields. These proprietary technologies become the building blocks of our Molecular Diagnostic platforms.

Amplification

In the early stages of infection, a pathogen may be present in very small amounts and consequently may be difficult to detect. Using DNA amplification, samples can be treated to cause a pathogen’s DNA to be replicated, or amplified, to detectable levels. We have developed a proprietary amplification process for multicopy production of nucleic acid, as well as proprietary techniques for amplifying the signals of our probes to further improve sensitivity. Our amplification technologies are particularly useful for the early detection of very small amounts of target DNA. We have also developed isothermal amplification procedures that can be performed at constant temperatures, unlike polymerase chain reaction (PCR) the most commonly used method of target nucleic acid amplification. These platform technologies could thus potentially lead to assays with advantages over PCR-based tests which require expensive heating and cooling systems or specialized heat-resistant enzymes. Moreover, our AmpiProbe Nucleic Acid Amplification Platform, because of the reduced amount of starting material needed for analysis, may lead to a next-generation of molecular-based diagnostics that can impart higher sensitivity at lower cost than currently available assays.

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
7

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

We believe, though there can be no assurance, that our vector technology has broad applicability in the field of gene medicine. This can be attributed to the following properties of our construct:

•	the viral promoters are inactivated;

•	insertional gene activation is prevented - a major safety factor;

•	chromosomal integration; and

•	nuclear localization.

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

8

Research Products

We are organized to lead in the development, production, marketing and sales of innovative life science research reagents worldwide based on over 30 years of experience in building strong international market recognition, implementing outstanding operational capabilities, through two main channels to market:

Enzo Life Sciences - “Scientists enabling Scientists”

Enzo Life Sciences is a positioned as a leading manufacturer and supplier of high quality reagents, kits and products supplied to customers in Life Sciences Research, Clinical Research and Drug Development. With direct sales operations in US, Switzerland, Germany, UK, France and Benelux, Enzo Life Sciences also supports its over 9,000 products through a global network of dedicated distributors.

Axxora.com -“The Reagents Marketplace”, Thousands of Reagents, One Marketplace Axxora.com is a proven distribution platform for original manufacturers of innovative research reagents. An increasing number of researchers use our unique marketplace to instantly connect with over 40 specialty manufacturers and gain access to over 40,000 products. Purchasing groups from universities, research institutes, biotech and pharmaceutical companies utilize this extensive catalog to source research reagents and conveniently consolidate orders.

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

9

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

In Fiscal 2012, the Company created a five year branding plan that would provide more emphasis around the Enzo Life Sciences brand, which currently encompasses the acquired brands, and over a five (5) year period reduce the emphasis of the acquired brands, Alexis, Biomol International, Assay Designs and Stressgen. The Company intends to maintain the rights to the acquired brands which have long product history. The Company believes the emphasis on the Enzo Life Sciences brand will result in stronger and clearer brand awareness and allow the Company to execute the sale of higher value products and promote more products into the drug development, clinical research and diagnostic markets.

Therapeutic Development Program

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

Based on the results from the German study, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Eye Institute (NEI), part of the National Institutes of Health (“NIH”), for further development of our candidate compound Optiquel® for the treatment of autoimmune uveitis. In October 2010, we announced the initiation of a human clinical trial. Under the terms of the CRADA, the NEI and Enzo share the development costs of the studies and Enzo will supply its proprietary compound, Optiquel. The agreement additionally includes non-clinical research focusing on the use of various compounds that may serve to enhance the immune mediated oral tolerance response to specific antigens. Such research may be applicable across the entire spectrum of the Company’s immune regulation platform. Patients are being monitored, at the NEI to assess the safety and efficacy of Optiquel®. The study is designed as a randomized, double-masked, placebo-controlled proof-of-concept study with a long-term follow-up.

We previously had filed with the regulatory authorities in Europe, and Optiquel has been granted orphan status under European regulations. We may apply for the same in the U.S. since Orphan status designation can confer both financial and marketing benefits.

Clinical Laboratory Services

We operate a regional clinical laboratory that offers extensive diagnostic services to the New York, New Jersey and Eastern Pennsylvania medical communities. Our clinical laboratory testing is utilized by physicians as an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing or anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues and other samples, such as human cells. Many clinical laboratory tests are considered routine and can be performed by most commercial clinical laboratories. Tests that are not routine and that require more sophisticated equipment and highly skilled personnel are considered esoteric tests and may be performed less frequently than routine tests.

We offer a comprehensive and broad range of routine and esoteric clinical laboratory tests or procedures. These tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication levels, or search for an otherwise undiagnosed condition.

10

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

Patient specimens are delivered to our laboratory facilities primarily by our logistics department accompanied by a test requisition form. These forms, which are completed by the ordering physician, indicate the tests to be performed and demographic patient information and in most instances are transmitted to us via EnzoDirect, our proprietary computer-based ordering and results delivery system. Once the information is entered into the laboratory computer system the tests are performed on the corresponding laboratory testing instrumentation and the results are uploaded primarily through an interface from the laboratory testing instrumentation or in some instances, manually entered into the laboratory computer system. Most routine testing is completed by early the next morning, and test results are reported to the ordering physician.

These test results are either reported electronically via our EnzoDirect system or delivered by our logistics department directly to the ordering physicians’ offices. Physicians who request that they be called with a particular result are so notified by our customer service personnel.

For fiscal years ended July 31, 2014, 2013 and 2012, respectively, approximately 61%, 59% and 58% of the Company’s revenues were derived from the clinical laboratory. At July 31, 2014 and 2013, approximately 60% for each year of the Company’s net accounts receivable were derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its third party payers that insure individuals.

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

Revenues, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2014, 2013 and 2012 were approximately 22%, 22% and 21% respectively, of the clinical laboratory segment’s total revenue. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed.

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

Other than the Medicare program, revenues from United Healthcare and Oxford Health Plan represented approximately 25%, 22% and 21% of the Clinical Labs segment’s net revenue for the fiscal year ended July 31, 2014, 2013 and 2012, respectively. Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies and the Federal Medicare Program, all of which have different requirements. In both New York and New Jersey, the law prohibits the Company from billing the ordering physician. Compliance with applicable laws and regulations as well as, internal compliance policies and procedures adds further complexity to the billing process. We depend on the ordering physician to provide timely, accurate billing demographic and diagnostic coding information to us. Additional factors complicating the billing process include:

•	pricing differences between our standard gross fee schedules and the reimbursement rates of the payers;

•	disputes with payers as to which party is responsible for payment; and

•	disparity in coverage and information requirements among various payers.
11

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

The established Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.9% for five years beginning in 2010 and also includes a productivity adjustment which reduces the Consumer Price Index (“CPI”) market basket update beginning in 2011. Based on these calculations, the Medicare Fee Schedule was increased in calendar year 2012 by 0.65%, decreased in calendar year 2013 by 2.95%, and decreased in calendar year 2014 by 0.75%. Future reductions/increases may occur depending on percentage changes in the CPI-U. In connection with recent government sequestration Medicare reimbursement rate were further reduced by 2% in April 2013. Under the Patient Protection and Affordable Care Act, expansion in the pool of covered lives may expand the market for clinical diagnostic testing while at the same time various policies aimed at reducing cost or bundling care may reduce the rates paid for such services the net impact of these factors on the market for our tests is not clear. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning in 2017, Medicare payments for clinical laboratory services will be paid based upon private payer rates as reported by clinical laboratories across the US replacing the current system which is based upon fee schedules derived from historical charges for tests from approximately 30 years ago. The impact of the new payment system on rates for tests we perform or our customers’ tests that may use our products is not clear at this time.

The Patient Protection and Affordable Care Act also imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013 and establishes the Independent Payment Advisory Board (“IPAB”). If the projected growth in per capita Medicare costs exceeds a specified target level, the IPAB must submit proposals to reduce or eliminate the difference. For calendar years 2015 through 2019, the target growth rate is the projected average of the increases in the Consumer Price Index and the medical care expenditure category of the Consumer Price Index; for 2020 and thereafter, the target growth rate is the rate of increase in gross domestic product per capita plus one percentage point. If it is necessary for the IPAB to submit proposals, they will automatically be implemented unless Congress enacts alternative proposals that achieve the same savings targets. We could experience a significant decrease in revenue from Medicare as a result of these pieces of legislation, which could have a material adverse effect on us. The IPAB current has no appointees and it is unclear whether when and if it will become operational.

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

In the fiscal years ended July 31, 2014, 2013 and 2012, the Company incurred costs of approximately $3.1 million, $3.9 million and, $6.3 million, respectively, for research and development activities. During fiscal 2014, the Company’s research and development program was refocused to areas that had greater opportunity to maximize revenues.

Internal Research Programs

Our professional staff, including 56 with post graduate degrees, performs our internal research and development activities. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

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

For Enzo Clinical Labs, we focus our sales efforts on obtaining and retaining profitable accounts. We market the clinical laboratory services to a broad range of ordering physicians in the metro New York, New Jersey and Eastern Pennsylvania region through our direct sales force who are supported by customer service and patient service representatives. We monitor and where appropriate, change the service levels and terminate ordering physician accounts that are not profitable. We are focusing our efforts to attract and retain clients who participate with the providers with whom we have regional contracts and are consistently looking to add higher value molecular and esoteric testing, both internally developed and with partners, to our menu to assist sales in new account penetration as well as to improve our level of service to existing clients.

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

At the end of fiscal 2014 we owned or licensed over 145 patents relating to products, methods and procedures resulting from our internal or sponsored research projects. There can be no assurance that patents will be issued on pending applications or that any issued patents will not be challenged (see Item 3, Legal Proceedings), or that they will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology. We also rely on our trade secrets and continuing technological innovation. We require each of our employees to sign a confidentiality agreement that prohibits the employee from disclosing any confidential information about us, including our technology or trade secrets.

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

REGULATION AFFECTING OUR BUSINESSES

Clinical Laboratory

The clinical laboratory industry is subject to significant federal and state regulation, including inspections and audits by governmental agencies. Governmental authorities may impose fines, criminal penalties or take other actions to enforce laws and regulations, including, but not limited to, revocation of a clinical laboratory’s certificate and/or license to operate a clinical laboratory. Changes in regulation may also increase the cost of performing clinical laboratory tests, increase administrative requirements, or decrease the amount of reimbursement. Our clinical laboratory and (where applicable) patient service centers are licensed and accredited as required by law.

CLIA (The Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988) regulates virtually all clinical laboratories in the United States. Among other things, CLIA requires laboratories to earn certification from the federal government and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal laws. As such, certain clinical laboratories must meet state specific standards and undergo proficiency testing and inspections. Clinical laboratory certificates or licenses are also required by various state and local laws.

CLIA assigns test into one of three categories on the basis of complexity (waived, moderate complexity and high complexity) and establishes varying requirements depending upon the complexity category of the test performed. A laboratory that performs high complexity tests must meet more stringent requirements than a laboratory that performs only moderate complexity tests, while those that perform only waived tests may apply for a certificate of waiver that if granted, would exempt the laboratory from most CLIA requirements. Our facility is certified to perform high complexity tests. In general, regulations promulgated by the United States Department of Health and Human Services (“HHS”) require laboratories that perform high or moderate complexity tests to implement systems that ensure the accurate performance and reporting of test results, establish quality control and quality assurance systems, ensure that personnel meet specified standards, conduct proficiency testing by approved agencies, and undergo biennial inspections, among other requirements.

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

Therefore, as long as New York maintains a licensure program that is CLIA-exempt, laboratories in New York, including our laboratory, are regulated under New York law rather than CLIA. Our laboratory is licensed in New York and has continuing programs to ensure that its operations are in compliance with all applicable regulatory requirements.

Sanctions for non-compliance with applicable regulations may include, but are not limited to, suspension, revocation, or limitation of a laboratory’s CLIA certificate or state license, as well as fines and criminal penalties. The loss of, or adverse action against, a certificate or license, the imposition of fines, penalties or other sanctions, or future changes in Federal, state or local laboratory laws and regulations (or in the interpretation of current laws and regulations) could have a material adverse effect on our business.

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

Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. Clinical laboratories must bill Medicare directly for the services provided to Medicare beneficiaries and may only collect the amounts permitted under the Medicare Clinical Laboratory Fee Schedule. Under the Patient Protection and Affordable Act, expansion in the pool of covered lives may expand the market for clinical diagnosis testing while at the same time, various policies aimed at reducing costs or bundling care may reduce the rates paid for such services; the net impact of these factors on the market for our tests is not clear. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning in 2017, Medicare payments for clinical laboratory services will be paid based upon private payer rates as reported by clinical laboratories across the US replacing the current system, which is based upon fee schedules derived from historical charges for tests from approximately 30 years ago. The impact of the new payment system on rates for test perform or our customers’ tests that may use our products is not clear at this time.

Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on our business. We cannot predict, however, whether and what type of legislation will be enacted into law. In addition, reimbursement disapprovals by the third party payers, commercial insurers and health maintenance organizations, reductions or delays in the establishment of reimbursement rates, carrier limitations on the insurance coverage of the Company’s services or the use of the Company as a service provider could have a negative effect on the Company’s future revenues. During calendar year 2013 the Medicare reimbursement rates were reduced by an additional 2% in connection with the government’s sequestration cuts. During fiscal 2014 reimbursement rates have remained constant with 2013 levels.

Anti Fraud and Abuse Laws

Existing Federal and state laws also regulate certain aspects of the relationship among healthcare providers, including clinical laboratories, and their referral sources (i.e., physicians, hospitals, other laboratories, etc.). One of these laws, known as the “Anti-Kickback Statute,” contains extremely broad prohibitions against giving, accepting, soliciting ( i.e. , asking for) or arranging for remuneration in any form (i.e., cash, gifts, certain discounts, cross-referrals between parties, etc.), either directly or indirectly, for the purpose of inducing or rewarding another party for referrals of items or services paid for by a federal government health care program. The Anti-Kickback statute is very broad and includes the purchasing, ordering, leasing or arranging for, or recommending the purchase, leasing or ordering of, services paid for by a federal health care program in exchange for remuneration (i.e., anything of value).

Violation of the Anti-Kickback Statute may result in, among other things, a criminal conviction, significant monetary penalties and exclusion from federal health care programs (including Medicare and Medicaid). Any person or entity involved in a prohibited transaction is potentially subject to criminal and civil penalties. A laboratory that claims payment for business generated by the Anti-Kickback Statute may also be subject to prosecution for violating a separate civil statute, the federal False Claims Act.

The False Claims Act is also a broad statute that the government often utilizes to combat fraud and abuse in the health care environment. Among other things, the statute is violated by any person who knowingly presents, or causes to be presented, a false or fraudulent claim for payment or approval; knowingly makes, uses, or causes to be made or used, a false record or statement material to a false or fraudulent claim; conspires to commit the above (or other specified) violations; or knowingly makes, uses, or causes to be made or used, a false record or statement material to an obligation to pay or transmit money or property to the government, or knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the government. The False Claims Act also provides that private parties may bring an action on behalf of (and in the name of) the United States to prosecute a False Claims Act violation. These private parties (known as “qui tam relators”) may share in a percentage of the proceeds that result from a False Claims Act action or settlement. A person or entity found to have violated the False Claims Act may be held liable for a per claim civil penalty of not less than $5,500 and not more than $11,000, plus three times the amount of damages sustained by the government. A person violating the False Claims Act is also liable for the costs of the civil action brought to recover any such penalty or damages. Other consequences may also result from a violation of the False Claims Act. New York has also adopted its own False Claims Act statute, which closely mirrors its federal counterpart.

Another Federal law, commonly known as the “Stark” law, prohibits physicians who have a financial relationship with an entity that furnishes “designated health services,” which includes clinical laboratory services (including anatomic pathology and clinical chemistry services), from referring Medicare beneficiaries to that entity for laboratory tests unless a specific exception applies.

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

The Stark law and New York State regulations have also placed restrictions on the supplies and other items that laboratories may provide to their clients. These laws specify that laboratories may only provide clients with items or devices that are used solely to collect, transport or store specimens for the laboratory or to communicate results or tests. Items such as biopsy needles, snares and reusable needles are specifically prohibited from being supplied by laboratories to their clients. The Company has implemented procedures to ensure compliance with these laws and restrictions.

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

The federal health care reform legislation adopted in March, 2010, known as the Patient Protection and Affordable Care Act, contains provisions requiring providers to establish compliance programs as a condition of enrollment in Medicare, Medicaid and the State Children’s Health Insurance Program. Implementing regulations and guidance for clinical laboratories has not yet been issued yet by the Centers for Medicare and Medicaid Services. In addition, New York State has adopted mandatory compliance program requirements for certain specified providers, including those who directly or indirectly bill or collect more than $500,000 annually in Medicaid payments, and entities licensed under certain articles of the Public Health Law and Mental Hygiene Law, respectively. The Company has adopted its own Corporate Compliance Program based upon the OIG model program guidance and in accordance with New York State’s requirements.

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

Confidentiality of Health Information

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was signed into law on August 21, 1996, and it included “administrative simplification” provisions designed to standardize common electronic transactions in health care and to protect the security and privacy of health information. Congress’ purpose in promulgating HIPAA was to increase the efficiency of health care transactions while, at the same time, protecting the confidentiality of patient information. Regulations have been adopted for electronic transaction, privacy security and breach notification standards and include the requirement to use a National Provider Identifier in electronic health care transactions. The National Provider Identifier is an identifier that replaced all other identifiers that are currently used or healthcare transactions (e.g., UPIN, Medicaid provider numbers, identifiers assigned by commercial insurers). The regulations promulgated under HIPAA have very broad applicability, including by specifically applying to health care providers, which include physicians and clinical laboratories that conduct an electronic transaction for which HIPAA has articulated standards. Together, health plans, health care clearinghouses and health care providers that conduct standard transactions subject to HIPAA are referred to as “Covered Entities”.

The electronic transaction standards regulations created guidelines for certain common health care transactions. With certain exceptions, these standards require that, when we conduct certain transactions electronically with another health care provider, health care clearinghouse or health plan, we must comply with the standards set forth in the regulations. The regulations established standard data content and format for submitting electronic claims and other administrative health transactions. Health care providers and health plans are required to use standard formats when transmitting claims, referrals, authorizations, and certain other transactions electronically. The Company believes it is in compliance with these standards.

Privacy, security and breach notification requirements regarding protected health information (“PHI”).

We are required to maintain numerous policies and procedures in order to comply with the HIPAA privacy security and breach notification requirements. Furthermore, we need to continuously ensure that there are mechanisms in place to safeguard the privacy of PHI that is transmitted or maintained in any format (e.g. oral, written, or electronic). Failure to comply with these requirements can result in criminal and civil penalties.

To comply with the HIPAA security regulations in particular, we must ensure the confidentiality, integrity and availability of all electronic PHI (“EPHI”) that we create, receive, maintain, or transmit. We have some flexibility to fashion our own security measures to accomplish these goals. The security regulations strongly emphasize that we must periodically conduct an accurate and thorough assessment of the potential risks and vulnerabilities of the confidentiality, integrity and availability of our EPHI and then document our response to the various security regulations on the basis of that assessment.

The privacy, security and breach notification regulations were last modified in 2013 as a result of final regulations published pursuant to the Health Information Technology Act (“HITECH”). HITECH requires, among other things, that providers, such as laboratories, notify patients of breaches of unsecured PHI, enter into new business associate agreements with existing business associates and revise many of their existing privacy policies. In addition, HITECH makes business associates directly liable to the Federal government for compliance with certain aspects of the privacy, security and breach notification regulations. As implemented in regulations, a downstream subcontractor of a business associate that creates, receives, maintains, or transmits PHI on behalf of the business associate is also itself considered a business associate. Under the regulations issued in 2013, health care providers, such as laboratories, that are subject to HIPAA as a Covered Entity are vicariously liable for violations of HIPAA based on acts or omissions of their agents, including business associates, when the agent is acting within the scope of the agency.

Complying with the electronic transaction, privacy, security and breach notification rules requires significant effort and expense for virtually all entities that conduct health care transactions electronically and handle PHI.

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

Regulation of Diagnostics

The diagnostic products that are developed by our collaborators, or by us, are likely to be regulated by the FDA as medical devices. Unless an exemption applies, medical devices must receive either “510(k) clearance” or pre-market approval (“PMA”) from the FDA before marketing them in the United States. Both the 510(k) clearance and PMA processes may be costly and time consuming, but the process of obtaining PMA approval is much more costly, lengthy and uncertain. We cannot be sure that 510(k) clearance or PMA approval will ever be obtained for any product we propose to market.

The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting 510(k) clearance, unless an exemption applies. In a pre-market notification, the applicant must demonstrate that the proposed device is “substantially equivalent” in intended use and in safety and effectiveness to a legally marketed “predicate device” that is either in class I, class II, or is a “pre-amendment” class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not yet called for submission of a PMA application.

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

Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or deemed not substantially equivalent to a legally marketed class I or class II predicate device, or to a preamendment class III device, for which PMAs have not been called, are placed in class III. Such devices are required to undergo the PMA approval process in which the manufacturer must provide sufficient valid scientific evidence of the safety and effectiveness of the device. A PMA application typically requires the collection of extensive preclinical and clinical trial data and also information about the device and its components regarding, among other things, device design, manufacturing and labeling. After approval of a PMA, a new PMA or PMA supplement is required in the event of a modification to the device, it’s labeling or its manufacturing process.

Although clinical investigations of most devices are subject to the investigational device exemption (“IDE”) requirements, clinical investigations of certain in vitro diagnostic (“IVDs”) tests are exempt from the IDE requirement provided the testing is noninvasive, does not require an invasive sampling procedure that presents a significant risk, does not introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure.

In addition, the IVD must be for use in the laboratory research phase of development and not represented as an effective IVD (i.e. labeled for Research Use Only (RUO)) or for use in product testing prior to full commercial marketing (i.e. for Investigational Use Only (IUO)). Because RUO and IUO-labeled products are exempt from most regulatory requirements it is important that they are not distributed for clinical diagnostics use. Mere placement of an RUO or IUO label on an IVD product does not render the device exempt from otherwise applicable regulatory requirements; indeed, FDA may determine that the device is intended for use in clinical diagnosis on the basis of other evidence, including how the device is marketed. FDA recommends that manufacturers assess the totality of the circumstances surrounding the distribution of their RUO and IUO labeled products to ensure that they are not engaging in practices that conflict with their labeling. The FDA expressed its intent to exercise heightened enforcement with respect to IUO and RUO devices improperly commercialized prior to receipt of FDA clearance or approval.

We have developed products that we currently distribute in the United States on a RUO basis. There can be no assurance that the FDA would agree that our distribution of these products meets the requirements for RUO distribution. Furthermore, failure by us or recipients of our RUO products to comply with the regulatory limitations on the sale and distribution of RUO devices could result in enforcement action by the FDA, including the imposition of restrictions on our distribution of these products.

Although FDA has long asserted it has jurisdiction over laboratory-developed tests, the agency has historically exercised discretion enforcement with respect to most such test and not required laboratories that furnish these tests to comply with FDA’s regulatory requirements for medical devices. However, on July 31, 2014, the FDA issued a 60-day notice to Congress indicating that the FDA intends to issue Draft Guidance on the regulation of laboratory-developed test. In the notice, FDA indicates that it intends to end its policy of general enforcement discretion towards laboratory-developed test, and proposes the implementation of a risk-based regulatory framework. Under the proposed framework, many laboratory-developed tests would be subject to FDA’s requirements for medical devices, including registration and listing premarket review, medical device reports and quality systems regulations. The implementation of this framework would not begin until after a Final Guidance is issued and would occur over a nine year period with those tests that FDA considers to be highest risk falling under FDA’s review requirements first. It is unclear at this time whether the Draft Guidance will be released officially in late September 2014, and if it is released officially at that time, it is unclear whether or if such Guidance will be finalized.

In so far as the devices that we manufacture or distribute are subject to the premarket notification or premarket approval requirements a host of additional regulatory requirements may apply, including registration and listing the Quality System Regulation (which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures), the Medical Device Reporting regulation (which requires that manufacturers report to the FDA certain types of adverse events involving their products), labeling regulations, and the FDA’s general prohibition against promoting products for unapproved or “off label” uses. Class II devices may also be subject to special controls such as performance standards, post market surveillance, patient registries, and FDA guidelines that do not apply to class I devices. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply with applicable requirements, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as fines, injunction, civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of production, refusal of our requests for 510(k) clearance or PMA approval of new products, withdrawal of 510(k) clearance or PMA approvals already granted, and criminal prosecution.

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

Regulation of Pharmaceutical Products

New drugs and biological drug products are subject to regulation under the Federal Food, Drug and Cosmetic Act, and biological products are also regulated under the Public Health Service Act. We believe that certain products developed by us or our collaborators will be regulated either as biological products or as new drugs. Both statutes and regulations promulgated thereunder govern, among other things, the testing, licensing, manufacturing, marketing, distributing, safety, and efficacy requirements, labeling, storage, exporting, record keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA review or approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs. At the FDA, the Center for Biological Evaluation and Research (“CBER”) is responsible for the regulation of biological drugs and the Center for Drug Evaluation and Research (“CDER”) is responsible for the regulation of non-biological drugs. Biological drugs are licensed and other drugs are approved before commercialization.

Any therapeutics products that we develop will require regulatory review before clinical trials, and additional regulatory approval before commercialization. New human gene medicine products as well as immune regulation products, as therapeutics, are subject to regulation by the FDA and comparable agencies in other countries. The FDA on a case-by-case basis currently reviews each protocol. In addition, the National Institutes of Health (“NIH”) is also involved in the oversight of gene therapies and the FDA has required compliance with certain NIH requirements.

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

Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations governing Good Laboratory Practices (GLP). The results of those studies are submitted with information characterizing the product and its manufacturing process and controls as a part of an investigational new drug (“IND”) application, which the FDA must review and approve before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the clinical investigations to be undertaken in addition to other pertinent information about the product, including descriptions of any previous human experience and the company’s future plans for studying the drug.

In order to commercialize our pharmaceutical products, we (as the sponsor) file an Investigational New Drug (“IND”) application with FDA and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy necessary to obtain FDA marketing approval of any such products. For INDs that we sponsor, we will be required to select qualified clinical sites (usually physicians affiliated with medical institutions) to supervise the administration of the investigational product. It is the sponsor’s responsibility to ensure that the investigations are conducted and monitored in accordance with FDA regulations, Good Clinical Practices (GCP) and the general investigational plan and protocols contained in the IND. This may be done using in-house trained personnel or an outside contract research organization (CRO).

Each clinical study is also reviewed approved and overseen by an Institutional Review Board (IRB). In considering an application to perform a clinical trial, IRB will consider, among other things, ethical factors and the safety of human subjects participating in the trial. Clinical trials are normally conducted in three phases, although the phases might overlap. Phase I trials, concerned primarily with the safety and tolerance of the drug, and its pharmacokinetics (or how it behaves in the body including its absorption and distribution) involve fewer than 100 subjects. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate preliminary effectiveness and the most suitable dose or exposure level for treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded, adequate and well-controlled clinical trials with larger numbers of patients and are intended to gather the additional information for proper dosage and labeling of the drug. Clinical trials may take several years to complete, but the period may vary.

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

There can be no assurance regarding the length of the clinical trial period, the number of patients that the FDA will require to be enrolled in the clinical trials in order to establish the efficacy, safety, purity and/or potency of human gene medicine products, or that the clinical and other data generated will be acceptable to the FDA to support marketing approval.

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

Employees

As of July 31, 2014, we employed 433 full-time and 42 part-time employees. Of the full-time employees, 101 were engaged in research, development, manufacturing, and marketing of research products, 3 in therapeutics research, 294 in performing testing, marketing and billing our clinical laboratories services and 35 in finance, legal, administrative and executive functions. Our scientific staff, including 56 individuals with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that we have established good relationships with our employees.

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

Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. We have invested heavily in the upgrade of our information and telecommunications systems to improve the quality, efficiency and security of our businesses. In addition, to complement our proprietary physician connectivity solution, EnzoDirect we have a web portal version which allows physicians to receive laboratory results from any personal computer with a browser and an Internet connection.

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

We incurred net losses of $10.0 million, $18.2 million, and $39.3 million, inclusive of a non-cash impairment charge of $22.4 million net of tax of $2.1 million (See Note 2,to the Consolidated Financial Statements) for the fiscal years ended July 31, 2014, 2013 and 2012, respectively. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses and use cash in operations which could have an adverse effect on our business and adversely affect your investment in our Company.

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

Ethical, legal and social concerns surrounding the use of genetic information could reduce demand for our products.

Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. Any of these scenarios could reduce the potential markets for our molecular diagnostic products, which could have a material adverse effect on our business, financial condition and results of operations.

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

As of July 31, 2014 and 2013, goodwill and intangible assets represented approximately 24% and 30%, respectively, of our total assets. During the fiscal 2012 fourth quarter we recorded impairments on our indefinite-lived intangibles of $5.7 million and our goodwill of $18.8 million in our Life Science segment. The aggregate non-cash charge of $24.5 million did not impact the Company’s consolidated cash flows, liquidity and capital resources (See Note 2 to the Consolidated Financial Statements). If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. The Company has no intangible assets with indefinite lives.

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

New government regulations in the United States or foreign countries also may be established that could delay or prevent regulatory approval of our products under development. Further, because gene therapy is a relatively new technology and has not been extensively tested in humans, the regulatory requirements governing gene therapy products are uncertain and may be subject to substantial further review by various regulatory authorities in the United States and abroad. This uncertainty may result in extensive delays in initiating clinical trials and in the regulatory approval process. Our failure to obtain regulatory approval of our proposed products, processes or facilities could have a material adverse effect on our business, financial condition and results of operations. The proposed products under development may also be subject to certain other federal, state and local government regulations, including, but not limited to, the Federal Food, Drug and Cosmetic Act, the Environmental Protection Act, and Occupational Safety and Health Act, and state, local and foreign counterparts to certain of such acts.

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

Government oversight of and attention to the healthcare industry in the United States is significant and increasing. Under the Patient Protections and affordable Care Act, expansion in the pool of covered lives may expand the market for clinical diagnostic testing while at the same time, various policies aimed at reducing costs or bundling care may reduce the rates paid for such services’ the net impact of these factors on the market for our tests is not clear. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, which include substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning in 2017, Medicare payments for clinical laboratory services will be paid based upon private payer rates reported by clinical laboratories across the US replacing the current system, which is based upon fee schedules derived from historical charges for test from approximately 30 years ago. The impact of the new payment system on rates for tests we perform or our customers’ tests that may use our products is not clear at this time.

The Patient Protection and Affordable Care Act also imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation also establishes the Independent Payment Advisory Board, which will be responsible, beginning in 2014, annually to submit proposals aimed at reducing Medicare cost growth while preserving quality. If the projected growth in per capita Medicare costs exceeds a specified target level, the IPAB must submit proposals to reduce or eliminate the difference. For calendar years 2015 through 2019, the target growth rate is the projected average of the increases in the Consumer Price Index and the medical care expenditure category of the Consumer Price Index; for 2020 and thereafter, the target growth rate is the rate of increase in gross domestic product per capita plus one percentage point. If it is necessary for the IPAB to submit proposals, they will automatically be implemented unless Congress enacts alternative proposals that achieve the same savings targets.

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

The development of new, more cost-effective tests that can be performed by our customers or by patients, and the continued internalization of testing by hospitals or physicians, could negatively impact our testing volume and revenues.

The diagnostic industry is faced with changing technology and new product introductions, including technology that enables more convenient or cost-effective testing. Some of our competitors also may offer testing to be performed outside of a commercial clinical laboratory, such as point-of-care testing that can be performed by physicians in their offices; complex testing that can be performed by hospitals in their own laboratories; and home testing that can be carried out without requiring the services of outside providers. Advances in technology also may lead to the need for less frequent testing. Further, diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed by patients in their homes; test kit manufacturers could seek to increase sales to patients of such test kits. Development of such technology and its use by our customers would reduce the demand for our laboratory-based testing services and negatively impact our revenues.

Our business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or changing interpretations of, CLIA or state laboratory licensing laws to which we are subject.

The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts. The Clinical Laboratory Improvement Amendments of 1988, or CLIA, are federal regulatory standards that apply to virtually all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, by requiring that they be certified by the federal government or by a federally approved accreditation agency. CLIA does not preempt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing. The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Several states have similar laws and we may be subject to similar penalties.

We cannot assure that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly.

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

Compliance with the HIPAA security, privacy and breach notification regulations and privacy regulations may increase our costs.

The HIPAA privacy and security and breach notification regulations establish comprehensive federal standards with respect to the uses and disclosures PHI by Covered Entities. These regulations were recently amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, or HITECH, to, among other things directly apply to business associates (i.e., individuals or entities who create, receive, maintain or transmit PHI on behalf of a Covered Entity in performing functions or activities regulated by HIPAA or who perform certain services, other than treatment, on behalf of Covered Entities and receive PHI in order to perform such services) with regard to certain requirements. The regulations also specify that business associates include subcontractors that create, receive, maintain or transmit PHI on behalf of a business associate. The regulations establish a complex regulatory framework on a variety of subjects, including:

▪	the circumstances under which uses and disclosures of PHI are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for our services, and our healthcare operations activities;

▪	a patient’s rights to access, amend and receive an accounting of certain disclosures of PHI;

▪	requirements to notify individuals if there is a breach of their PHI;

▪	the requirements for business associates and the terms of business associate agreements;

▪	the content of notices of privacy practices for protected health information and;

▪	administrative, technical and physical safeguards required of entities that use or receive PHI.

We have implemented practices to meet the requirements of the HIPAA privacy, security and breach notification regulations, and updated these practices to comply with HITECH. HIPAA establishes a “floor” and does not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy, security and breach notification regulations and varying state privacy, security and breach notification laws and regulations. In addition, for healthcare data transfers from other countries relating to citizens of those countries, we must comply with the laws of those other countries. The federal privacy regulations restrict our ability to use or disclose patient-identifiable laboratory data, without patient authorization, for purposes other than payment, treatment, healthcare operations and certain other specified disclosures such as public health and governmental oversight of the health care industry. The privacy, security and breach notification regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

Compliance with all of the HIPAA regulations, including standard transactions, requires ongoing resources from all healthcare organizations, not just clinical laboratories. While we believe our total costs to comply with HIPAA will not be material to our operations or cash flows, new standard transactions and additional customer requirements resulting from different interpretations of the current regulations could impose additional costs on us.

FDA regulation of laboratory-developed tests, analyte specific reagents, or genetic testing could lead to increased costs and delays in introducing new genetic tests.

The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories. In the past, the FDA has claimed regulatory authority over laboratory-developed tests, but has exercised enforcement discretion in not regulating tests performed by high complexity CLIA-certified laboratories. However, on July 31, 2014, the FDA issued a 60-day notice to Congress indicating that the FDA intends to issue Draft Guidance on the regulation of laboratory-developed tests. In the notice, FDA indicates that it intends to end its policy of general enforcement discretion towards laboratory-developed tests, and proposes the implementation of a risk-based regulatory framework. Under the proposed framework many laboratory-developed tests would be subject to FDA’s regulations for medical devices, including registrations and listing premarket review, medical device reports, and quality systems regulations. The implementation of this framework would not begin until after a Final Guidance is issued and would occur over a nine year period with those tests that FDA considers to be highest risk falling under FDA’s review requirements first. On September 30, 2014, the FDA issued draft guidelines and announced a 120 day public comment period on its proposal.

In December 2000, the HHS Secretary’s Advisory Committee on Genetic Testing recommended that the FDA be the lead federal agency to regulate genetic testing. In late 2002, a new HHS Secretary’s Advisory Committee on Genetics, Health and Society, or SACGHS, was appointed to replace the prior Advisory Committee. Ultimately, SACGHS decided that it would continue to monitor the progress of the federal agencies in the oversight of genetic technologies, but it did not believe that further action was warranted. In the meantime, the FDA is considering revising its regulations on analyte specific reagents, which are used in laboratory-developed tests, including laboratory-developed genetic testing. We cannot predict whether FDA regulation – including premarket review requirements – will apply to the laboratory-developed tests that we perform or the tests in which our customers may use our products. FDA interest in or actual regulation of laboratory-developed tests or increased regulation of the various medical devices used in laboratory-developed testing could lead to increased regulatory burdens and increased costs and delays in introducing new tests, including genetic tests and decreased demand for our products.

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

We operate internationally primarily through wholly-owned subsidiaries located in North America and Europe. Revenues outside the United States were approximately 12% of total revenues in fiscal 2014. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including

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

As we expand our commercialization activities outside of the United States, we will be subject to an increased risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act and similar laws. If that occurs, we may be subject to civil or criminal penalties which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We are also subject to the UK Anti-Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors.

In the course of establishing and expanding our commercial operations and seeking regulatory approvals outside of the United States, we will need to establish and expand business relationships with various third parties and we will interact more frequently with foreign officials, including regulatory authorities. Expanded programs to maintain compliance with such laws will be costly and may not be effective. Any interactions with any such parties or individuals where compensation is provided that are found to be in violation of such laws could result in substantial fines and penalties and could materially harm our business. Furthermore, any finding of a violation under one country’s laws may increase the likelihood that we will be prosecuted and be found to have violated another country’s laws. If our business practices outside the United States are found to be in violation of the FCPA, UK Anti-Bribery Act or other similar law, we may be subject to significant civil and criminal penalties which could have a material adverse effect on our financial condition and results of operations.

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

As of July 31, 2014 and 2013, we had $3.0 and $3.3 million, respectively in borrowings under our Revolving Loan and Security Agreement (“credit agreement”). In addition, we may incur additional indebtedness in the future. Accordingly, we are exposed to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. The existing credit agreement contains restrictive covenant restrictions that limit our ability to conduct our business, including restrictions on our ability to incur additional indebtedness. Our ability to maintain our compliance with these covenants is dependent on our financial performance, which is influenced by a number of factors. Violation of any of these covenants would result in an event of default under the credit agreement. Upon the occurrence of an event of default that is not cured or waived, the lender would have the ability to accelerate the repayment of all amounts then outstanding under the credit agreement. In the event of a default, and during the continuance of an event of default under the credit agreement, we would no longer have the right to borrow additional funds under the credit agreement. Under these circumstances, we may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all.

Our credit agreement requires the payment of interest based on 3 month LIBOR plus a fixed rate. Fluctuations in this variable interest rate could negatively impact our financial results.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following are the principal facilities of the Company:

			Leased /	Square
Location	Primary use	Segments	owned	footage

Farmingdale, NY (Note1)	Clinical laboratory and research	Clinical Labs	Leased	43,000

Farmingdale, NY	Manufacturing, research, sales and administrative office	Life Sciences, Therapeutics	Owned	22,000

New York, NY (Note 2)	Corporate headquarters	Other	Leased	11,300

Lausen, Switzerland (Note 3)	Operational headquarters in Europe, including sales and distribution	Life Sciences	Leased	9,626

Ann Arbor, Michigan (Note 4)	Manufacturing, research, and distribution	Life Sciences	Leased	26,820

Note 1 - In March 2005, the Company amended and extended the lease for its Farmingdale laboratory for a period of 12 years (See Note 13 to the Consolidated Financial Statements).

Note 2 - In February 2010, the lease, which includes 4,100 square feet under a sublease rental agreement through December 31, 2015, was extended through May 2020.

Note 3 - The lease for this property was acquired in connection with the Axxora acquisition in May 2007. In July 2014, the Company amended and extended the lease through January 2015.

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

Item 3. Legal Proceedings

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., which became Life Technologies, Inc. (NASDAQ:LIFE) and was acquired by Thermo Fisher Scientific, Inc. (NYSE:TMO) on February 3, 2014. The complaint alleged infringement of six patents relating to DNA sequencing systems, labeled nucleotide products, and other technology. Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. On November 12, 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid. The jury awarded $48.5 million for this infringement. On January 6, 2014, the judge awarded prejudgment interest of approximately $12.5 million and additional post-interest on the full amount will also be awarded starting November 7, 2012 until the total award is satisfied. The final award to Enzo could be reduced or be subject to possible claims from third parties. On February 3, 2014, Life Technologies filed a notice of appeal and there can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

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

On April 22, 2014, the Company as plaintiff finalized and executed a settlement agreement with Affymetrix, Inc. to settle a patent litigation lawsuit (the “Agreement”) in the amount of $5.1 million. Under terms of the Agreement, Affymetrix paid to the Company $4.3 million and paid to the Company’s attorneys $0.8 million, which is included in legal fees in the statements of operations for the year ended July 31, 2014. The amount of the settlement is included in the statement of operations under Legal settlements, net within the Life Science segment.

On June 20, 2014 the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (formerly known as PerkinElmer Life Sciences, Inc.) (together, “PerkinElmer”), with respect to an action between the Company and PerkinElmer before the U.S. District Court, Southern District of New York, Case No 03-CV-3817. PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former attorney’s motion requesting a charging lien for fees allegedly owed for past services rendered to the Company. Because the settlement proceeds are held in escrow, the Company did not include the settlement or any additional amounts which may be payable to the attorney in the financial statements as of and for the fiscal year ended July 31, 2014.

As previously disclosed, in 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation came to focus primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. The time period initially covered by the investigation was from 2004 through 2011. In response to the Subpoena, the Company cooperated with the government. On September 22, 2014, the Company and the U.S. Department of Justice reached a settlement agreement to resolve this matter, in substantive form as disclosed in the Company’s fiscal quarter ended April 30, 2014. During the quarter ended April 30, 2014, the Company recorded a charge of $2.0 million in the statement of operations under legal settlements, net within the Clinical Labs segment. The settlement amount will be paid with interest over a five-year period and as a result the Company recorded $0.4 million as other current liabilities and $1.6 million as a non-current liability at July 31, 2014. Under certain circumstances, the Company may be required to accelerate payments and/or pay up to an additional $1.5 million based upon (i) a favorable recovery and collection related to the judgment in the Life Technologies matter discussed above, (ii) receipt of additional capital greater than $10.0 million in a fiscal year (in that case, the Company is required to pay 20% of any amount over $10.0 million plus interest, or (iii) sale of the Company. The final settlement covers the time period 2004-2014.

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

2014 Fiscal Year (August 1, 2013 to July 31, 2014):

	High	Low
1st Quarter	$2.62	$2.21
2nd Quarter	$2.92	$2.34
3rd Quarter	$4.55	$2.75
4th Quarter	$5.41	$3.44

2013 Fiscal Year (August 1, 2012 to July 31, 2013):

	High	Low
1st Quarter	$2.17	$1.33
2nd Quarter	$3.16	$1.86
3rd Quarter	$3.13	$1.83
4th Quarter	$2.43	$1.96

As of September 30, 2014, the Company had approximately 877 stockholders of record of its common stock.

The Company has not paid a cash dividend on its common stock and intends to continue a policy of retaining earnings to finance and build its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of common stock in the foreseeable future.

Performance Graph

The graph below compares the five-year cumulative shareholder total return based upon an initial $100 investment (assuming the reinvestment of dividends) for Enzo Biochem, Inc. shares of Common Stock with the comparable return for the New York Stock Exchange Market Value Index and two peer issuer indices selected on an industry basis. The two peer group indices include: (i) 147 biotechnology companies engaged in the research and development of diagnostics substances and (ii) 18 companies engaged in the medical laboratories business. All of the indices include only companies whose common stock has been registered under Section 12 of the Security Exchange Act of 1934 for at least the time frame set forth in the graph.

The total shareholder returns depicted in the graph are not necessarily indicative of future performance. The Performance Graph and related disclosure shall not be incorporated by reference in any filing by the Company under the Securities Act of 1933 of the Securities Act of 1934, except to the extent that the Company specifically incorporates the graph and such disclosure by reference.

COMAPRISON OF 5-YEAR CUMULATIVE TOTAL

RETURN AMONG ENZO BIOCHEM, INC.,

NYSE MARKET INDEX, MORNINGSTAR DIAGNOSTIC AND RESEARCH

INDEX AND MEDICAL LABORATORIES INDEX

ASSUMES $100 INVESTED ON AUGUST 1, 2009

ASSUMES DIVIDEND REINVESTED

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	7/31/2009	7/31/2010	7/31/2011	7/31/2012	7/31/2013	7/31/2014
Company/Market/Peer Group
Enzo Biochem, Inc.	100.00	90.20	75.30	29.41	42.75	94.12
NYSE Composite Index	100.00	111.88	132.46	132.69	165.82	190.85
Morningstar Diagnostic & Research	100.00	99.14	127.51	122.35	163.95	197.29
SIC 8071 - Medical Laboratories	100.00	101.20	119.62	121.58	135.84	139.15
Medical Laboratories + Enzo Biochem Inc.	100.00	101.10	119.18	120.62	134.87	138.75
39

Item 6. Selected Financial Data

The following table, which is derived from the audited consolidated financial statements of the Company for the fiscal years 2010 through 2014 should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	For the fiscal year ended July 31, (In thousands, except per share amounts)
Operating Results	2014	2013	2012	2011	2010
Revenues	$95,947	$93,707	$103,083	$102,029	$97,082

Impairment charges (1)	$—	—	(24,540)	—	—

Operating loss	$(10,180)	$(18,980)	$(40,479)	$(12,928)	$(22,058)

Net loss	$(9,977)	$(18,237)	$(39,269)	$(12,960)	$(22,233)

Basic and diluted net loss per common share:	$(0.23)	$(0.46)	$(1.01)	$(0.34)	$(0.59)

	July 31, (in thousands)
Financial Position	2014	2013	2012	2011	2010
Working capital	$15,771	$8,704	$21,412	$33,670	$42,181

Total assets (1)	$64,411	$58,958	$69,123	$109,474	$115,245

Stockholders’ equity (1)	$36,950	$34,132	$49,101	$88,715	$97,016

Notes to Selected Financial Data:

(1)	In the fourth quarter of fiscal 2012, the Company recorded an impairment charge on goodwill and indefinite lived intangible assets (See Item 7, Management Discussion and Analysis of Financial Conditions and Results of Operations and Note 2 to the Consolidated Financial Statements).
40

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See in this Form 10-K for the fiscal year ended July 31, 2014 Part 1. Item 1. Business, for Forward Looking Cautionary Statements.

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

Enzo Clinical Labs is a regional clinical laboratory serving the greater New York, New Jersey and Eastern Pennsylvania medical communities. The Company believes having clinical diagnostic services allows us to capitalize firsthand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive and personalized diagnostics. We offer a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, or search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of approximately 35 patient service centers throughout greater New York, New Jersey and Eastern Pennsylvania, a standalone “stat” or rapid response laboratory in New York City, and a full-service phlebotomy and an in-house logistics department. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients.

The Clinical Lab reporting unit is impacted by various risk factors, including among others, reduced reimbursements from third party payers for testing performed and from recent health care legislation. Despite the growth we have experienced, there can be no assurance future growth can be achieved. The introduction of new molecular and esoteric tests is expected to increase our revenue per test and could offset impacts from the above factors. The Company anticipates improved profitability with increased service volume. Clinical Labs experienced year over year growth in fiscal 2014 of 5% but experienced contraction in fiscal 2013 of 6%.

Enzo Life Sciences manufactures, develops and markets products and tools to life sciences, drug development and clinical research customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences, Inc. is a recognized leader in labeling and detection technologies across research and diagnostic markets. Our strong portfolio of proteins, antibodies, peptides, small molecules, labeling probes, dyes and kits provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. We are internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 9,000 of our own products and in addition distribute over 40,000 products made by over 40 other original manufacturers. Our strategic focus is directed to innovative high quality research reagents and kits in the primary key research areas of genomics, cellular analysis, small molecule chemistry, protein homeostasis and epigenetics and immunoassays and assay development. The segment is an established source for a comprehensive panel of products to scientific experts in the fields of cancer, cardiovascular disease, neurological disorders, diabetes and obesity, endocrine disorders, infectious and autoimmune disease, hepatotoxicity and renal injury.

Enzo Therapeutics is a biopharmaceutical company that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. The Company has focused its efforts on developing treatment regimens for diseases and conditions in which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 95 patents and patent applications.

The following table summarizes the sources of revenues for the fiscal years ended July 31, 2014, 2013 and 2012 (in $000’s and percentages):

Fiscal year ended July 31,
	2014		2013		2012
Clinical laboratory services	$58,689	61%	$55,889	59%	$59,403	58%
Product revenues	32,850	34	32,526	35	37,722	37
Royalty and license fee Income	4,408	5	5,292	6	5,958	5
Total	$95,947	100%	$93,707	100%	$103,083	100%
41

Results of Operations

Fiscal year ended July 31, 2014 compared to July 31, 2013
(in 000s)

Comparative Financial Data for the Fiscal Years Ended July 31,

	2014	2013	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$58,689	$55,889	$2,800	5%
Product revenues	32,850	32,526	324	1
Royalty and license fee income	4,408	5,292	(884)	(17)
Total revenues	95,947	93,707	2,240	2

Operating expenses:
Cost of clinical laboratory services	38,948	38,251	697	2
Cost of product revenues	15,320	16,584	(1,264)	(8)
Research and development	3,141	3,889	(748)	(19)
Selling, general, and administrative	41,801	43,654	(1,853)	(4)
Provision for uncollectible accounts receivable	3,063	4,496	(1,433)	(32)
Legal fee expense	6,954	5,813	1,141	20
Legal settlements, net	(3,100)	—	(3,100)	**
Total operating expenses	106,127	112,687	(6,560)	(6)

Operating loss	(10,180)	(18,980)	(8,800)	(46)

Other income (expense):
Interest	(208)	(54)	(154)	**
Other	194	5	189	**
Foreign currency gain (loss)	289	80	209	**
Loss before income taxes	$(9,905)	$(18,949)	$(9,044)	(48)

** not meaningful

Consolidated Results:

The “2014 period” and the “2013 period” refer to the fiscal year ended July 31, 2014 and 2013, respectively.

Clinical laboratory services revenues for the 2014 period were $58.7 million compared to $55.9 million, an increase of $2.8 million or 5%. The increase was driven by growth in high value molecular testing of $6.1 million, which was partially offset by lower test volume versus 2013.

Product revenues for the 2014 period were $32.9 million compared to $32.5 million in the 2013 period, an increase of $0.4 million or 1% due to a continued increase in sales of our manufactured products which yield higher margins.

Royalty and license fee income during the 2014 period was $4.4 million compared to $5.3 million in the 2013 period a decrease of $0.9 million or 17%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2014 period was $38.9 million as compared to $38.3 million in the 2013 period, an increase of $0.6 million or 2%. The increase is the result of higher cost of reference testing, which includes the cost of molecular testing of $1.7 million, partially offset by lower reagent cost of $0.7 million and a reduction in royalty expense of $0.3 million.

The cost of product revenues during the 2014 period was $15.3 million compared to $16.6 million in the 2013 period, a decrease of $1.3 million or 8% and was positively impacted by an increase in sales of manufactured products, and the impact of reduced payroll, facility and other costs resulting from realignments which occurred during fiscal 2013.

Research and development expenses were approximately $3.2 million during the 2014 period, compared to $3.9 million in the 2013 period, a decrease of $0.7 million or 19%. The decrease was attributed to declines in payroll and other related costs, adjustment to obligations relating to clinical trial activity and lower material costs.

Selling, general and administrative expenses were approximately $41.8 million during the 2014 period and $43.7 million during the 2013 period, a decrease of $1.9 million or 4%. In Enzo Life Sciences segment, selling, general and administrative decreased $2.2 million due to the positive effects from the business realignments occurring in fiscal 2013 resulting in lower payroll and related costs, lower depreciation and amortization, and lower marketing costs. Other segment selling, general and administrative decreased $0.2 million, primarily due to lower salary and related costs and lower professional and other fees. The Clinical Lab segment selling, general and administrative increased $0.5 million primarily due to increases in payroll costs.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $3.1 million for the 2014 period as compared to $4.5 million in the 2013 period, a decrease of $1.4 million or 32%. The decrease is primarily due to improved collection procedures and changes in the mix of payers at the Clinical Labs.

Legal fee expense was $6.9 million during the 2014 period compared to $5.8 million in the 2013 period, an increase of $1.1 million or 20% primarily due to fees incurred for legal settlements recorded in 2014.

Legal settlements, net was $(3.1) million in the 2014 period. The Company as plaintiff finalized and executed a settlement agreement with Affymetrix, Inc. to settle a patent litigation lawsuit in the amount of $5.1 million. Also during the 2014 period, the Company reached a final agreement on the principal terms of a settlement with the U.S. Department of Justice relating to their investigation of an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. As a result, the Company recorded a charge of $2.0 million. Both settlements are more fully described in Note 14 in the Notes to Consolidated Financial Statements.

Interest expense was $0.2 million during the 2014 compared to $0.1 million in the 2013 period due to interest incurred on the credit agreement entered into in the fourth quarter of 2013.

During the 2014 and the 2013 periods, the gain on foreign currency transactions was $0.3 million and $0.1 million, respectively. The Company has loans and receivables with its foreign subsidiaries denominated in US dollars and recognizes a gain if foreign currencies including the Swiss Franc, Euro and British pound strengthen relative to the US dollar during the period and recognizes a loss if those foreign currencies weaken relative to the US dollar. The gain in both periods was due to the strengthening of these foreign currencies relative to the US dollar.

Segment Results:

Clinical Labs

The Clinical Labs segment’s loss before taxes was $6.6 million for 2014 period as compared to a loss of $7.1 million in the 2013 period, an improvement year over year of $0.5 million.  The 2014 period loss includes a $2.0 million charge for a legal settlement with the U.S. Department of Justice. Revenue from laboratory services increased $2.8 million driven by growth in high value molecular testing of $6.1 million, which was partially offset by lower test volume versus 2013.   Cost of sales increased $0.7 million as a result of higher cost of reference testing, which includes the cost of molecular testing of $1.7 million, partially offset by lower reagent cost of $0.7 million and a reduction in royalty expense of $0.3 million.  Year over year selling and general administrative expense in support of the lab increased $0.5 million due to increases in payroll costs. The provision for uncollectible accounts receivable decreased $1.1 million due to improved collection procedures and changes in the mix of payers. Legal fees increased $0.4 million in support of the previously discussed legal settlement.

Life Sciences

The Life Sciences segment’s income before taxes was $10.8 million for the 2014 period as compared to $3.1 million for the 2013 period, an improvement of $7.7 million over fiscal 2013. The 2014 period includes $5.1 million for a patent litigation settlement agreement with Affymetrix, Inc. Product revenues increased $0.3 million or 1% in the 2014 period due to a continued increase in sales of our manufactured products which yield high margins. Royalty and license fee income of $4.4 million represented a decrease of $0.9 million compared to the 2013 period and is primarily from royalties earned from sales of Qiagen products subject to a license agreement. The segment’s gross profit was $21.9 million in the 2014 period, compared to $21.2 million in the 2013 period. Gross profit was positively impacted by the increase in manufactured product revenues, and the impact of reduced payroll, facility and other costs resulting from realignments which occurred during fiscal 2013. The segment’s other operating expenses, excluding legal settlements, net, decreased approximately $1.6 million during the 2014 period due to cost reductions from headcount realignments and continued centralization of activities, particularly relating to selling, general and administrative. Due to the greater strengthening of foreign currencies versus the US dollar during the 2014 period compared to the 2013 period, the foreign currency gain was $0.3 million as compared to $0.1 million in the 2013 period.

Therapeutics

Therapeutics loss before income taxes was approximately $0.8 million for the 2014 period as compared to $1.2 million in 2013 period due to lower personnel costs and an adjustment to prior estimated amounts.

Other

The Other loss before taxes for the 2014 period was approximately $13.4 million as compared to $13.6 million for the 2013 period, a decrease of $0.2 million due to lower payroll expenses incurred during the second half of the 2014 period and lower legal fees, partially offset by higher interest expense.

Results of Operations

Fiscal year ended July 31, 2013 compared to July 31, 2012
(in 000’s)

Comparative Financial Data for the Fiscal Years Ended July 31,

	2013	2012	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$55,889	$59,403	$(3,514)	(6)%
Product revenues	32,526	37,722	(5,196)	(14)
Royalty and license fee income	5,292	5,958	(666)	(11)
Total revenues	93,707	103,083	(9,376)	(9)

Operating expenses:
Cost of clinical laboratory services	38,251	36,305	1,946	5
Cost of product revenues	16,584	19,668	(3,084)	(16)
Research and development	3,889	6,293	(2,404)	(38)
Selling, general, and administrative	43,654	47,928	(4,274)	(9)
Provision for uncollectible accounts receivable	4,496	5,104	(608)	(12)
Legal	5,813	3,724	2,089	56
Impairment charges	—	24,540	(24,540)	(100)
Total operating expenses	112,687	143,562	(30,875)	(22)

Operating loss	(18,980)	(40,479)	(21,499)	(53)

Other income (expense):
Interest	(54)	21	(75)	(357)
Other	5	77	(72)	(94)
Foreign exchange gain (loss)	80	(540)	620	115
Loss before income taxes	$(18,949)	$(40,921)	$(21,972)	54

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

The cost of product revenues during the 2013 period was $16.6 million compared to $19.7 million in the 2012 period, a decrease of $3.1 million or 16%. The decrease is primarily attributed to lower payroll and related costs of $1.1 million due to the business realignments during fiscal 2012, $0.2 million in lower overhead costs and $0.2 depreciation costs, and the balance attributed to lower product revenues.

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

The Company’s selling, general and administrative expenses were approximately $43.7 million during the 2013 period and $47.9 million during the 2012 period, a decrease of $4.3 million or 9%. The Enzo Life Sciences segment selling, general and administrative decreased by $2.8 million due to lower payroll and related costs of $1.8 million, rent and facility costs of $0.5 million, travel costs of $0.3 million and $0.5 million in other operating costs primarily resulting from the positive effects from the business realignments in fiscal 2012 which continued into fiscal 2013, offset by higher depreciation and amortization of $0.3 million. The Clinical Lab segment selling general and administrative decreased by $0.9 million primarily due to a decrease in personnel related costs of $1.2 million, of which $0.3 million is attributed to lower service volume, offset by increases in information processing costs of $0.3 million. The Other selling general and administrative decreased by $0.6 million, primarily due to a decrease of $0.4 million in compensation and related expenses and decreases of $0.1 in professional fees and $0.1 decreases in consulting costs. Such decreases in the Other were part of the planned expense reductions in the 2013 period.

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

Liquidity and Capital Resources

At July 31, 2014, the Company had cash and cash equivalents of $17.5 million of which $1.1 million was in foreign accounts, as compared to cash and cash equivalents of $9.0 million, of which $1.5 million was in foreign accounts at July 31, 2013. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $15.8 million at July 31, 2014 compared to $8.7 million at July 31, 2013. The increase in working capital of $7.1 million was primarily due to the increase in cash and cash equivalents as a result of the settlement agreement with Affymetrix, Inc. in the amount of $5.1 million and from proceeds from issuance of common stock under the Controlled Equity Offering program of $11.5 million, offset by the net loss and changes in net operating assets and liabilities.

Net cash used in operating activities for the year ended July 31, 2014 was approximately $1.7 million as compared to $10.0 million for the year ended July 31, 2013. The decrease in net cash used in operating activities in the 2014 period versus the 2013 period of approximately $8.3 million was primarily due to a decrease in the net loss of $8.3 million; the decrease in non-cash charges of $1.5 million was offset by an increase in operating assets and liabilities of $1.5 million.

Net cash used in investing activities was approximately $0.8 million as compared to $1.0 million in the year ago period. The decrease in the 2014 period of $0.2 million is primarily due to lower capital expenditures.

Net cash provided by financing activities for the year ended July 31, 2014 was approximately $10.9 million as compared to $4.8 million for the year ended July 31, 2013. The increase of $6.1 million was due to the increase in proceeds from the issuance of common stock of $9.7 million offset by a decrease in net borrowings of $3.5 million under the Credit Agreement and an increase in payments of installment loans and capital leases of $0.1 million.

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and Healthcare Finance Group, LLC. The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Labs and Life Sciences segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. At July 31, 2014, the borrowings under the Credit Agreement related to the Clinical Labs and Life Sciences receivables aggregated $3.0 million a decrease of $0.3 million from July 31, 2013, with an additional availability of $2.7 million. As of July 31, 2013, the Company received a waiver from the Lender for non-compliance with a financial covenant and the lender modified various financial covenants relating to fiscal 2014. As of July 31, 2014, the Company is in compliance with the modified financial covenants.

The Company continued to review all operating units to further reduce annual operating expenditures in fiscal 2014. While revenues and operating results at the Life Sciences segment have improved, there can be no assurance that Life Sciences will be able to sustain these results and if not, it may be required to record additional impairments of its intangible assets. The Company believes that its current cash and cash equivalents level, utilization of the Controlled Equity Offering program disclosed in Note 10 to the financial statements, which has resulted in net proceeds of $11.5 million and $1.8 million during the fiscal year ended July 31, 2014 and 2013, respectively, and available borrowings under the aforementioned Revolving Loan and Security Agreement disclosed in Note 7 to the financial statements are sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources of funds. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of this Form 10-K for the year ended July 31, 2014, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Effect of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s combined consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. This amendment is effective prospectively but allows optional retrospective adoption (for all periods presented). We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In August 2014, the FABS issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

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

The following is a summary of future payments under the Company’s contractual obligations as of July 31, 2014:

Payments Due by Period

(In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating lease obligations	$19,502	$5,627	$8,730	$4,039	$1,106
Current and long term debt obligations	5,623	1,620	3,194	809	—
Employment agreements	2,271	1,048	1,223	—	—
Capital lease obligations	540	176	352	12	—
Total	$27,936	$8,471	$13,499	$4,860	$1,106

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

The following table represents the Clinical Labs segment’s net revenues and percentages by revenue category (in thousands):

	Year ended July 31, 2014		Year ended July 31, 2013		Year ended July 31, 2012
Category	Revenue	%	Revenue	%	Revenue	%
Third-party payers	$29,509	50	$26,014	47	$29,616	50
Medicare	12,815	22	12,497	22	12,658	21
Patient self-pay	11,204	19	12,172	22	11,895	20
HMO’s	5,161	9	5,206	9	5,234	9
Total	$58,689	100%	$55,889	100%	$59,403	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Item 3. Legal Proceedings.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 25%, 22% and 21% of the Clinical Labs segment net revenue for the years ended July 31, 2014, 2013 and 2012 respectively.

Contractual Adjustment

The Company’s estimate of contractual adjustment is based on significant assumptions and judgments, such as its interpretation of payer reimbursement policies, and bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue based on gross billing rates to amounts expected to be approved and reimbursed. Gross billings are based on a standard fee schedule we set for all third party payers, including Medicare, health maintenance organizations (“HMO’s”) and managed care. The Company adjusts the contractual adjustment estimate quarterly, based on its evaluation of current and historical settlement experience with payers, industry reimbursement trends, and other relevant factors. The other relevant factors that affect our contractual adjustment include the monthly and quarterly review of: 1) current gross billings and receivables and reimbursement by payer, 2) current changes in third party arrangements and 3) the growth of in-network provider arrangements and managed care plans specific to our Company.

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

During the years ended July 31, 2014, 2013 and 2012, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 86%, 85% and 85%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $4.1 million, $3.8 million, and $3.8 million, for the years ended July 31, 2014, 2013, and 2012, respectively, and a change in the net accounts receivable of approximately $0.5 million as of each of July 31, 2014 and 2013.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2014 and 2013, approximately 60%, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey and Eastern Pennsylvania medical communities. The Life Sciences segment’s accounts receivable, of which $1.2 million or 23% and $1.7 million or 35% represents foreign receivables as of July 31, 2014 and 2013 respectively, includes royalty receivables of $1.0 million and $1.2 million, respectively, from Qiagen Corporation.

Net accounts receivable

	July 31, 2014		July 31, 2013
	Total (in thousands)%		Total (in thousands)%
Clinical Labs (by billing category)
Third party payers	$3,499	46	$3,395	46
Patient self-pay	2,193	29	2,696	37
Medicare	1,558	21	930	13
HMO’s	280	4	300	4
Total Clinical Labs	7,530	100%	7,321	100%
Total Life Sciences	4,940		4,967
Total accounts receivable – net	$12,470		$12,288

Changes in the Company’s allowance for doubtful accounts are as follows:

	July 31, 2014	July 31, 2013
	(in thousands)
Beginning balance	$2,707	$3,273
Provision for doubtful accounts	3,063	4,496
Write-offs, net	(3,628)	(5,062)
Ending balance	$2,142	$2,707

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers, for the insufficient diagnosis information received from the ordering physician which result in denials of payment, and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. During the years ended July 31, 2014 and 2013, the Company determined an allowance for doubtful accounts for customers whose accounts receivable have been outstanding less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of July 31, 2014	Total Amount	%	Third Party Payers Amount	%	Medicare Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$29,762	58%	$17,786	55%	$5,475	57%	$2,871	48%	$3,630	96%

31-60 days	5,689	11%	3,210	10%	819	9%	1,624	27%	36	1%

61-90 days	4,541	9%	2,519	8%	826	9%	1,172	20%	24	1%

91-120 days	3,669	7%	2,140	7%	1,093	11%	409	7%	27	1%

121-150 days	2,218	4%	1,690	5%	514	5%	(3)	0%	17	0%

Greater than 150 days*	5,672	11%	4841	15%	888	9%	(109)	(2)%	52	1%
Totals	$51,551	100%	$32,186	100%	$9,615	100%	$5,964	100%	$3,786	100%

As of July 31, 2013	Total Amount	%	Third Party Payers Amount	%	Medicare Amount	%	Self-pay Amount	%	HMO’s Amount	%

1-30 days	$25,565	50%	$14,915	44%	$3,741	62%	$3,341	48%	$3,568	96%

31-60 days	6,238	12%	4,254	12%	452	7%	1,492	21%	40	1%

61-90 days	5,923	12%	3,845	11%	357	6%	1,686	24%	35	1%

91-120 days	4,287	8%	3,484	10%	216	4%	546	8%	41	1%

121-150 days	2,319	5%	2,140	6%	166	3%	—	0%	13	0%

Greater than 150 days**	6,847	13%	5,824	17%	1,058	18%	(73)	-1%	38	1%
Totals	$51,179	100%	$34,462	100%	$5,990	100%	$6,992	100%	$3,735	100%

* Total includes $2,788 fully reserved over 210 days as of July 31, 2014.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Intangible assets (exclusive of patents), arose primarily from acquisitions, and primarily consist of customer relationships, trademarks, licenses, and website and database content. Finite-lived intangible assets are amortized according to their estimated useful lives, which range from 4 to 15 years. Patents represent capitalized legal costs incurred in pursuing patent applications. When such applications result in an issued patent, the related capitalized costs are amortized over a ten year period or the life of the patent, whichever is shorter, using the straight-line method. The Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

The Company tests goodwill and long-lived assets annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill and long-lived assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely that not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill and long-lived assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step quantitative impairment review process. The first step of the quantitative impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess

During fiscal years 2014 and 2013, there was no impairment of Goodwill and there was no Indefinite-Lived Intangible assets. In the fiscal 2012 fourth quarter, the Company recorded a non-cash goodwill impairment charge relating to the Life Sciences reporting unit of $18.8 million after completing an interim impairment assessment as of July 31, 2012. The interim impairment test as of July 31, 2012 was determined necessary due to a decline in market capitalization of 44% from May 1 to July 31, 2012 and declining revenues experienced in the fourth quarter of fiscal 2012. In connection with the annual assessment of indefinite-lived intangibles as of May 1, 2012, the Company determined the estimated fair value of trademarks, relating to the Enzo Life Sciences reporting unit, were less than their carrying values by $5.7 million primarily due to declines in projected revenues and in connection with future plans resulting from a strategic review. As a result of this impairment, which included a change in the future branding strategy, the useful life of the trademarks were reassessed and determined to have an estimated economic life of 5 years. A non-cash impairment charge of $5.7 million, ($4.4 million net of related taxes) was recorded for the trademark impairment in the fourth quarter. As a result of the reclassification of trademarks from indefinite lived to a 5 year life, annual amortization of trademarks is estimated to be $0.6 million per year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates resulting from activities in foreign locations (See Item 1A. Risk Factors and Note 2 in the Notes to Consolidated Financial Statements) that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical decline of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2014, our assets and liabilities would decrease by $0.7 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $1.2 million and $0.3 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2014, our pre-tax earnings (loss) would be unfavorably impacted by approximately $0.9 million on an annual basis.

Interest Rate Risk

We are exposed to interest rate risk with our variable rate Credit Agreement which bears interest at the three month LIBOR with a floor of 1.25% plus 4% per annum. A 300 basis point change in the LIBOR rate would impact our interest expense by $0.1 million.

As of July 31, 2014, we have fixed interest rate financing on transportation and equipment leases.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report. See Item 15(a) (1) and (2)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2014. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of July 31, 2014, and that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of July 31, 2014.

EisnerAmper LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enzo Biochem, Inc.

We have audited Enzo Biochem, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of July 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Enzo Biochem, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enzo Biochem, Inc. and subsidiaries as of July 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2014, and our report dated October 9, 2014 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

October 9, 2014

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2014 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2014 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2014 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2014 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 28, 2014 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements
		Consolidated Balance Sheets - July 31, 2014 and 2013
		Consolidated Statements of Operations - Years ended July 31, 2014, 2013 and 2012
		Consolidated Statements of Comprehensive Income (Loss) - Years ended July 31, 2014, 2013 and 2012 Consolidated Statements of Stockholders’ Equity - Years ended July 31, 2014, 2013 and 2012
		Consolidated Statements of Cash Flows - Years ended July 31, 2014, 2013 and 2012
		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

(3)	Exhibits
58

The following documents are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit
No.	Description
3(a)	Certificate of Incorporation (1)

3(b)	Certificate of Incorporation, as amended on March 17, 1980. (1)

3(c)	Certificate of Amendment of the Certificate of Incorporation as amended on June 16, 1981. (2)

3(d)	Certificate of Amendment to the Certificate of Incorporation as of July 22, 1988. (3)

3(e)	Amended and restated Bylaws. (4)

10(a)	1994 Stock Option Plan. (5)

10 (b)	1999 Stock Option Plan. (6)

10 (c)	2005 Equity Compensation Incentive Plan (7)

10 (d)	2011 Incentive Plan (8)

10 (e)	Lease agreement with Pari Management (9)

10 (f)	Settlement and Release Agreement between the Company and Sigma Aldrich (10)

10 (g)	Stock Purchase Agreement By and Among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the Stock holders, Option holders and Warrant holders (12)

10 (h)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties with respect to the Biomol International and affiliate acquisition (13)

10 (i)	Asset Purchase Agreement By and Among Enzo Life Sciences, Acquisition, Inc. and Assay Designs, Inc.(14)

10 (j)	Amended and Restated Employment Agreement with Elazar Rabbani (15)

10 (k)	Amended and Restated Employment Agreement with Barry Weiner (15)

10 (l)	Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co,, as sales agent (16)

10 (m)	Revolving Loan and Security Agreement among the Enzo Biochem, Inc., Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc., Axxora, LLC and Enzo Realty, LLC as borrowers, and Enzo Therapeutics, Inc. as a guarantor, and Healthcare Finance Group, LLC as Lender(17)

10 (n)	Settlement and Release Agreement between the Company and Affymetrix (18)

10 (o)	Settlement and Release Agreement between the Company and PerkinElmer (19)

10 (p)*	Settlement and Release Agreement between the Company and U.S. Department of Justice (20)

14 (a)	Code of Ethics (11)

21*	List of subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

31 (a)*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
59

31 (b)*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS**	XBRL Instance Document

101. SCH**	XBRL Taxonomy Extension Schema Document

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
60

Notes to exhibits

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(7)	This exhibit was filed as an exhibit to the Company’s Proxy Statement of Schedule 14A filed on January 19, 2006 and is incorporated herein by reference.

(8)	This exhibit was filed as appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on November 16, 2010 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 and is incorporated herein by reference.

(10)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and is incorporated here by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K May 30, 2007 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K March 13, 2009 and is incorporated herein by reference.

(15)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2010 and is incorporated herein by reference.

(16)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 28, 2013 and incorporated herein by reference.

(17)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2013 and incorporated herein by reference.
61

(18)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 24, 2014 and incorporated herein by reference

(19)	This exhibit was filed with the Company’s Current Report on Form 8-K on June 23, 2014 and incorporated herein by reference.

(20)	This exhibit is being filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: October 9, 2014	By:	/s/ Elazar Rabbani Ph.D.
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani Ph.D.	October 9, 2014
Elazar Rabbani,
Chairman of Board of Directors and Secretary
(Principal Executive Officer)

By: /s/ Barry W. Weiner	October 9, 2014
Barry W. Weiner,
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

By: /s/ Bernard L. Kasten MD	October 9, 2014
Bernard Kasten, Director

By: /s/ Gregory M. Bortz	October 9, 2014
Gregory M. Bortz, Director

By: /s/ Dov Perlysky	October 9, 2014
Dov Perlysky, Director
62

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. and subsidiaries (the “Company”) as of July 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. and subsidiaries as of July 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enzo Biochem, Inc. and subsidiaries’ internal control over financial reporting as of July 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 9, 2014 expressed an unqualified opinion thereon.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II - Valuation and Qualifying Accounts for each of the years in the two-year period ended July 31, 2014. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

New York, New York

October 9, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Enzo Biochem, Inc. (the “Company”) for the year ended July 31, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated results of the operations and the cash flows of Enzo Biochem, Inc. for the year ended July 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Jericho, New York

October 15, 2012

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31, 2014	July 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$17,455	$9,007
Accounts receivable, net of allowance for doubtful accounts of $2,142 in 2014 and $2,707 in 2013	12,470	12,288
Inventories	8,690	8,805
Prepaid expenses	2,121	2,456

Total current assets	40,736	32,556

Property, plant, and equipment, net	7,730	8,617
Goodwill	7,452	7,452
Intangible assets, net	8,108	9,943
Other	385	390

Total assets	$64,411	$58,958

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Loan payable	$3,013	$3,264
Accounts payable - trade	8,245	8,481
Accrued liabilities	12,917	11,776
Other current liabilities	790	331

Total current liabilities	24,965	23,852

Deferred taxes	183	200
Other liabilities	2,313	774

Total liabilities	$27,461	$24,826

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 44,239,183 at July 31, 2014 and 40,569,393 at July 31, 2013	443	406
Additional paid-in capital	317,160	304,288
Accumulated deficit	(282,397)	(272,420)
Accumulated other comprehensive income	1,744	1,858

Total stockholders’ equity	36,950	34,132

Total liabilities and stockholders’ equity	$64,411	$58,958

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended July 31,
	2014	2013	2012
Revenues:
Clinical laboratory services	$58,689	$55,889	$59,403
Product revenues	32,850	32,526	37,722
Royalty and license fee income	4,408	5,292	5,958
Total revenues	95,947	93,707	103,083

Operating expenses:
Cost of clinical laboratory services	38,948	38,251	36,305
Cost of product revenues	15,320	16,584	19,668
Research and development	3,141	3,889	6,293
Selling, general, and administrative	41,801	43,654	47,928
Provision for uncollectible accounts receivable	3,063	4,496	5,104
Legal fee expense	6,954	5,813	3,724
Legal settlements, net	(3,100)	—	—
Impairment charges	—	—	24,540
Total operating expenses	106,127	112,687	143,562

Operating loss	(10,180)	(18,980)	(40,479)

Other income (expense):
Interest	(208)	(54)	21
Other	194	5	77
Foreign exchange gain (loss)	289	80	(540)

Loss before income taxes	(9,905)	(18,949)	(40,921)
(Provision) benefit for income taxes	(72)	712	1,652

Net loss	$(9,977)	$(18,237)	$(39,269)

Net loss per common share:
Basic and diluted	$(0.23)	$(0.46)	$(1.01)

Weighted average common shares outstanding:
Basic and diluted	42,561	39,607	38,798

The accompanying notes are an integral part of these consolidated financial statements

F-5

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended July 31,
	2014	2013	2012
Net loss	$(9,977)	$(18,237)	$(39,269)
Other comprehensive income (loss):
Foreign currency translation adjustments	(114)	253	(2,188)
Comprehensive loss	$(10,091)	$(17,984)	$(41,457)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended July 31, 2014, 2013, and 2012

(In thousands, except share data)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at July 31, 2011	39,045,837	450,014	390	305,833	(6,387)	(214,914)	3,793	88,715
Net (loss) for the year ended July 31, 2012	—	—	—	—	—	(39,269)	—	(39,269)
Vesting of restricted stock	174,638	—	2	—	—	—	—	2
Share-based compensation charges	—	—	—	719	—	—	—	719
Issuance of treasury stock for employee 401(k) plan match	—	(233,458)	—	(2,664)	3,313	—	—	649
Issuance of common stock for services	275,000		3	470				473
Foreign currency translation adjustments	—	—	—	—	—	—	(2,188)	(2,188)
Balance at July 31, 2012	39,495,475	216,556	395	304,358	(3,074)	(254,183)	1,605	49,101
Net (loss) for the year ended July 31, 2013	—	—	—	—	—	(18,237)	—	(18,237)
Vesting of restricted stock	157,784	—	2	—	—	—	—	2
Share-based compensation charges	—	—	—	545	—	—	—	545
Net proceeds from Issuance of common stock (net of expenses of $224)	906,715	—	9	1,816	—	—	—	1,825
Issuance of treasury stock for employee 401(k) plan match	—	(216,556)	—	(2,458)	3,074	—	—	616
Issuance of common stock for employee 401(k) plan match	9,419	—	—	27	—	—	—	27
Foreign currency translation adjustments	—	—	—	—	—	—	253	253
Balance at July 31, 2013	40,569,393	—	406	304,288	—	(272,420)	1,858	34,132
Net (loss) for the year ended July 31, 2014	—	—	—	—	—	(9,977)	—	(9,977)
Vesting of restricted stock	82,968	—	1	—	—	—	—	1
Share-based compensation charges	—	—	—	594	—	—	—	594
Net proceeds from Issuance of common stock (net of expenses of $357)	3,421,176	—	34	11,508	—	—	—	11,542
Issuance of options in lieu of payment of cash bonuses	—	—	—	136	—	—	—	136
Issuance of common stock for employee 401(k) plan match	165,646	—	2	634	—	—	—	636
Foreign currency translation adjustments	—	—	—		—	—	(114)	(114)
Balance at July 31, 2014	44,239,183	—	$443	$317,160	$—	$(282,397)	$1,744	$36,950

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended July 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(9,977)	$(18,237)	$(39,269)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization of property, plant and equipment	2,131	2,615	2,817
Amortization of intangible assets	1,840	1,990	1,660
Provision for uncollectible accounts receivable	3,063	4,496	5,104
Deferred income tax (benefit)	(18)	(759)	(1,762)
Share-based compensation charges	594	545	719
Share-based 401(k) employer match expense	636	643	649
Deferred revenue recognized	—	—	(400)
Foreign exchange (gain) loss	(304)	(127)	538
Impairment charges	—	—	24,540

Changes in operating assets and liabilities:
Accounts receivable	(3,224)	(2,606)	(4,210)
Inventories	159	60	199
Prepaid expenses	336	(97)	356
Accounts payable - trade	(226)	(514)	1,031
Accrued liabilities, other current liabilities and other liabilities	3,293	1,975	2,056
Total adjustments	8,280	8,221	33,297

Net cash used in operating activities	(1,697)	(10,016)	(5,972)

Cash flows from investing activities:
Capital expenditures	(838)	(988)	(1,364)
Maturities of short term investments	—	—	58,497
Purchases of short term investments	—	—	(48,497)
Decrease (increase) in security deposits and other	5	17	(25)
Earn-out payment	—	—	(1,150)
Net cash (used in) provided by investing activities	(833)	(971)	7,461

Cash flows from financing activities:
Net proceeds from issuance of common stock	11,542	1,825	—
Proceeds from borrowings under Credit Agreement	78,814	13,360	—
Repayments under Credit Agreement	(79,065)	(10,096)	—
Installment loan payments	(374)	(274)	(154)
Net cash provided by (used in) financing activities	10,917	4,815	(154)

Effect of exchange rate changes on cash and cash equivalents	61	103	(420)

Increase (decrease) in cash and cash equivalents	8,448	(6,069)	915
Cash and cash equivalents - beginning of year	9,007	15,076	14,161
Cash and cash equivalents - end of year	$17,455	$9,007	$15,076

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds.. At July 31, 2014 and 2013, the Company had cash and cash equivalents in foreign bank accounts of $1.1 million and $1.5 million, respectively.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of third party payers that insure individuals. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

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

The following table summarizes the Clinical Lab segment’s net revenues and revenue percentages by revenue category:

	Years Ended July 31,
	2014		2013		2012
Revenue category	Amount	%	Amount	%	Amount	%
Third-party payers	$29,509	50	$26,014	47	$29,616	50
Medicare	12,815	22	12,497	22	12,658	21
Patient self-pay	11,204	19	12,172	22	11,895	20
HMO’s	5,161	9	5,206	9	5,234	9
Total	$58,689	100%	$55,889	100%	$59,403	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs (See Note 14).

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 25%, 22% and 21% of the Clinical Labs segment net revenue for the years ended July 31, 2014, 2013 and 2012 respectively.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

Contractual Adjustment

The Company’s estimate of contractual adjustment is based on significant assumptions and judgments, such as its interpretation of payer reimbursement policies, and bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. The contractual adjustment is an estimate that reduces gross revenue based on gross billing rates to amounts expected to be approved and reimbursed. Gross billings are based on a standard fee schedule the Company sets for all third-party payers, including Medicare, HMO’s and managed care providers. The Company adjusts the contractual adjustment estimate quarterly, based on its evaluation of current and historical settlement experience with payers, industry reimbursement trends, and other relevant factors which include the monthly and quarterly review of: 1) current gross billings and receivables and reimbursement by payer, 2) current changes in third party arrangements and 3) the growth of in-network provider arrangements and managed care plans specific to our Company.

During the years ended July 31, 2014, 2013 and 2012, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 86%, 85% and 85%, respectively, of gross billings.

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

During the years ended July 31, 2014 and 2013, the Company determined an allowance for doubtful accounts for customers whose accounts receivable have been outstanding less than 210 days and either fully reserved or wrote off 100% of accounts receivable over 210 days, as it determined based on historical trends that those accounts were uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At July 31, 2014 and 2013, approximately 60% of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable includes royalties receivable of $1.0 million and $1.2 million, as of July 31, 2014 and 2013, respectively, due from QIAGEN Gaithersburg Inc. (“Qiagen”) (see Note 12).

The following is a table of the Company’s net accounts receivable by segment.

	July 31, 2014		July 31, 2013
Net accounts receivable by segment	Amount	%	Amount	%
Clinical Labs (by billing category)
Third party payers	$3,499	46	$3,395	46
Patient self-pay	2,193	29	2,696	37
Medicare	1,558	21	930	13
HMO’s	280	4	300	4
Total Clinical Labs	7,530	100%	7,321	100%

Total Life Sciences	4,940		4,967
Total accounts receivable – net	$12,470		$12,288

Changes in the Company’s allowance for doubtful accounts are as follows:

	July 31, 2014	July 31, 2013
Beginning balance	$2,707	$3,273
Provision for doubtful accounts	3,063	4,496
Write-offs	(3,628)	(5,062)
Ending balance	$2,142	$2,707

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

July 31, 2014 and 2013

(Dollars in thousands except share data)

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.

Intangible assets (exclusive of patents), arose primarily from acquisitions, and primarily consist of customer relationships, trademarks, licenses, and website and database content. Finite-lived intangible assets are amortized according to their estimated useful lives, which range from 4 to 15 years. Indefinite-lived intangibles are not amortized and are evaluated each reporting period to determine whether events and circumstances continue to support their having an indefinite life. Indefinite-lived intangibles found to no longer have an indefinite life are evaluated for impairment and are then amortized over their remaining useful life as finite-lived intangible assets. Patents represent capitalized legal costs incurred in pursuing patent applications. When such applications result in an issued patent, the related capitalized costs are amortized over a ten year period or the life of the patent, whichever is shorter, using the straight-line method. The Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

Impairment testing for Goodwill and Long-Lived Assets

The Company tests goodwill and indefinite-lived intangible assets annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill and indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit or intangible asset is less than its carrying amount. If the Company determines that it is not more likely that not that the fair value of a reporting unit or intangible asset is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill and indefinite-lived intangible assets for impairment. For goodwill, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step quantitative impairment review process. The first step of the quantitative impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess. For indefinite-lived intangible assets, if the Company concludes otherwise or elects not to perform the qualitative assessment, then the fair value of the intangible asset is compared to its carrying value, and impairment is recognized for the excess of the carrying value over the fair value, if any.

The Company performed a qualitative assessment in 2014 and a quantitative assessment in 2013 and concluded there were no impairments. The Company performed a quantitative assessment in fiscal 2012 and concluded goodwill and indefinite-lived intangible assets had been impaired (see Note 2).

The Company reviews the recoverability of the carrying value of long-lived assets (including intangible assets with finite lives) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. There were no impairments in 2014, 2013 or 2012, exclusive of goodwill and indefinite-lived intangibles in 2012.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

Comprehensive loss

Comprehensive loss consists of the Company’s consolidated net loss and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive loss were not tax effected as investments in international affiliates are deemed to be permanent. Accumulated other comprehensive income is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Shipping and Handling Costs

Shipping and handling costs associated with the distribution of finished goods to customers are recorded in cost of goods sold.

Research and Development

Research and development costs are charged to expense as incurred.

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in Selling, general and administrative expense, approximated $440, $302 and $237 for the years ended July 31, 2014, 2013 and 2012, respectively.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2014, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

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

Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for fiscal 2014, 2013 and 2012 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive and as such is the same as basic weighted average shares outstanding. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share for the years ended July 31, 2014, 2013, and 2012 was 159,000, 32,000, and 0, respectively.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

For the years ended July 31, 2014, 2013 and 2012, the effect of approximately 604,000, 727,000 and 736,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the years ended July 31:

	2014	2013	2012
Net loss	$(9,977)	$(18,237)	$(39,269)

Weighted-average common shares outstanding - Basic	42,561	39,607	38,798
Add: effect of dilutive stock options and restricted stock	—	—	—
Weighted-average common shares outstanding - Diluted	42,561	39,607	38,798

Net loss per share:
Basic and diluted	$(0.23)	$(0.46)	$(1.01)

Share-Based Compensation

The Company records compensation expense associated with stock options and restricted stock based upon the fair value of stock based awards as measured at the grant date. The expense is recorded by amortizing the fair values on a straight line basis over the vesting period, adjusted for estimated forfeitures.

For the years ended July 31, 2014, 2013 and 2012, share-based compensation expense relating to the fair value of stock options, restricted shares and restricted stock units was approximately $594, $545, and $719, respectively (see Note 10). No excess tax benefits were recognized for the year ended July 31, 2014, 2013 and 2012.

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statement of operations for the years ended July 31:

	2014	2013	2012
Cost of clinical laboratory services	$9	$10	$10
Research and development	1	2	4
Selling, general and administrative	584	533	705
	$594	$545	$719

As of July 31, 2014, there was $462 of total unrecognized compensation cost related to non-vested share-based payment arrangements granted under the Company’s incentive stock plans, which will be recognized over a weighted average remaining life of approximately fourteen months.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

Effect of new accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s combined consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. This amendment is effective prospectively but allows optional retrospective adoption (for all periods presented). We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In August 2014, the FABS issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

Note 2 - Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Labs segment as of July 31, 2014 and 2013 and is $7,452.

As a result of a decline in the Company’s market capitalization, relating to the decline in the Company’s stock price of 44% from May 1 to July 31, 2012, declining results in the fiscal 2012 fourth quarter and results from the completion of the refocusing of the Enzo Life Sciences reporting unit, the Company determined that these impairment factors required the completion of an interim impairment test as of July 31, 2012. Based upon the results of the interim impairment test as of July 31, 2012, the carrying value of the Enzo Life Sciences reporting unit was determined to be higher than its fair value and, accordingly, the Company performed a step-two impairment analysis. The results of the step-two impairment analysis for the Enzo Life Sciences reporting unit indicated that goodwill was fully impaired. As a result of the analysis, the Company recognized a total non-cash impairment charge of $18.8 million ($18.0 net of related taxes) as of July 31, 2012. The impairment charge did not impact the Company’s consolidated cash flows, liquidity, and capital resources. The fair value of the Enzo Clinical Lab reporting unit was higher than its carrying value and therefore a step-two analysis was not required.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2012	$27,904	(16,124)	11,780
Amortization expense	—	(1,990)	(1,990)
Foreign currency translation	310	(157)	153
July 31, 2013	$28,214	(18,271)	9,943
Amortization expense	—	(1,840)	(1,840)
Foreign currency translation	264	(259)	5
July 31, 2014	$28,478	(20,370)	8,108

Intangible assets, all finite-lived, consist of the following:

	July 31, 2014			July 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,775)	$252	$11,027	$(10,587)	$440
Customer relationships	12,602	(6,565)	6,037	12,446	(5,448)	6,998
Website and acquired content	1,037	(1,037)	—	1,026	(980)	46
Licensed technology and other	537	(434)	103	513	(382)	131
Trademarks, gives effect for impairment charge and reclassification to finite-lived as of May 1, 2012	3,275	(1,559)	1,716	3,202	(874)	2,328
Total	$28,478	$(20,370)	$8,108	$28,214	$(18,271)	$9,943
F-17

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

At July 31, 2014 information with respect to the intangibles acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	6 years
Trademarks	5 years	3 years
Other intangibles	4-5 years	1 years

At July 31, 2014, the weighted average useful life of intangible assets was approximately five years.

Estimated amortization expense related to these finite-lived intangible assets for the five succeeding fiscal years ending July 31 is as follows:

2015	1,630
2016	1,620
2017	1,508
2018	1,141
2019	827

Amortization expense for the years ended July 31, 2014, 2013, and 2012 was $1,840, $1,990, and $1,660, respectively.

In connection with the annual assessment of the then indefinite-lived intangibles as of May 1, 2012, the Company determined the estimated fair value of trademarks, relating to the Enzo Life Science reporting unit, were less than their carrying values by $5.7 million primarily due to declines in projected revenues and in connection with future plans resulting from a strategic review. As a result of this impairment, which included a change in the future branding strategy, the useful life of the trademarks was reassessed and determined to have an estimated economic life of 5 years. A non-cash impairment charge of $5.7 million, ($4.4 million net of related taxes) was recorded for the trademark impairment in the fourth quarter of fiscal 2012. As a result of the reclassification of trademarks from indefinite lived to a 5 year life, annual amortization of trademarks is estimated to be $0.6 million per year. No impairment was determined to exist at May 1, 2014 or 2013.

The aggregate goodwill and indefinite lived-intangible impairment charge recorded in the fiscal 2012 fourth quarter was $24.5 million, ($22.4 million net of related taxes). These charges did not affect consolidated cash flows, current liquidity or capital resources.

Note 3 - Supplemental disclosure for statement of cash flows

In the years ended July 31, 2014, 2013, and 2012, income taxes paid by the Company approximated $44, $46, and $70 respectively.

In the years ended July 31, 2014, 2013, and 2012, interest paid by the Company approximated $208, $69, and $5 respectively.

During fiscal 2014 and 2013, the Company financed $392 and $365, respectively, in machinery and transportation equipment under installment loans.

During fiscal 2014, the Company did not enter into any capital lease agreements. During fiscal 2013, the Company entered into a capital lease for machinery and equipment with a cost basis of $765.

During fiscal 2014, the Company recorded $136 in additional paid in capital and reduced accrued liabilities by the same amount for options issued in lieu of cash payment of certain incentive compensation awards.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

Note 4 - Inventories

Inventories consisted of the following at July 31:

	2014	2013
Raw materials	$1,092	$922
Work in process	2,460	2,628
Finished products	5,138	5,255
	$8,690	$8,805

Note 5 - Property, plant, and equipment

At July 31, 2014 and 2013 property, plant, and equipment consist of:

	2014	2013
Building and building improvements	$4,834	$4,751
Machinery and equipment (includes asset under capital lease - see Note 9)	7,125	6,922
Office furniture and computer equipment	16,834	16,390
Leasehold improvements	4,835	4,759
	33,628	32,822
Accumulated depreciation and amortization	(26,610)	(24,917)
	7,018	7,905
Land and land improvements	712	712
	$7,730	$8,617
F-19

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

Note 6 - Income taxes

The (provision) benefit for income taxes for fiscal years ended July 31 is as follows:

	2014	2013	2012
Current (provision) benefit:
Federal	$—	$—	$—
State and local	(68)	(46)	(49)
Foreign	(22)	(1)	(61)
Deferred benefit	18	759	1,762
(Provision) benefit for income taxes	$(72)	$712	$1,652

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31 are as follows:

	2014	2013
Deferred tax assets:
Federal tax carryforward losses	$35,352	$34,836
Provision for uncollectible accounts receivable	753	920
State and local tax carry forward losses	2,604	3,791
Accrued royalties	144	143
Stock compensation	190	317
Depreciation	618	625
Research and development and other tax credit carryforwards	1,085	1,013
Foreign tax carryforward losses	1,207	772
Intangibles	2,970	2,980
Inventory	2,194	1,249
Accrued expenses	3,103	1,622
Other, net	15	19
Deferred tax assets	50,235	48,287

Deferred tax liabilities:
Deferred patent costs	(135)	(132)
Prepaid expenses	(671)	(695)
Unrealized foreign exchange	(118)	—
Other, net	(29)	(37)
Deferred tax liabilities	(953)	(864)

Net deferred tax assets (liabilities) before valuation allowance	49,282	47,423
Less: valuation allowance	(49,465)	(47,623)
Net deferred tax liabilities	$(183)	$(200)
F-20

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

At July 31, 2014, the Company had net deferred tax liabilities of approximately $0.2 million which consists primarily of identifiable intangible assets and cumulative tax deductions in excess of book expenses recognized by foreign subsidiaries.

Net deferred tax liabilities are included in the consolidated balance sheets as of July 31 as follows:

	2014	2013
Deferred taxes:
Current	$—	$—
Non-current	183	200
	$183	$200

The Company recorded a valuation allowance during the year ended July 31, 2014 and 2013 equal to domestic and certain foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets. The change in the valuation allowance was $1.8 million and $6.4 million for fiscal years 2014 and 2013, respectively.

As of July 31, 2014, the Company had U.S. federal net operating loss carryforwards of approximately $103.2 million. The U.S. federal tax loss carryforwards, if not fully utilized, expire between 2018 and 2034. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. In addition, the Company has research and development tax credit carryforwards of approximately $1.0 million which expire between 2025 and 2034. As of July 31, 2014, the Company had foreign loss carryforwards of approximately $6.0 million.

The components of loss before income taxes consisted of the following for the years ended July 31:

	2014	2013	2012
United States operations	$(8,702)	$(15,419)	$(31,817)
International operations	(1,203)	(3,530)	(9,104)
Loss before taxes	$(9,905)	$(18,949)	$(40,921)

The benefit (provision) for income taxes were at rates different from U.S. federal statutory rates for the following reasons for the years ended July 31:

	2014	2013	2012
Federal statutory rate	34%	34.0%	34.0%
Penalties and other expenses not deductible for income tax return purposes	(6.6)	(0.9)	(0.5)
State income taxes, net of benefit of federal tax deduction	0.2	2.5	0.9
Change in valuation allowance	(16.5)	(32.7)	(23.2)
Impairment of goodwill	—	—	(7.1)
State tax law change	(12.3)	—	—
Other	0.5	0.9	(0.1)
	(0.7)%	3.8%	4.0%

U.S. federal income taxes have not been provided on approximately $304 of undistributed earnings at the Company’s foreign subsidiaries at July 31, 2014, because it is the Company’s intent to keep the earnings reinvested. As of July 31, 2014, the Company has no liabilities for uncertain tax positions. It is the Company’s policy to record interest and penalties as a component of tax expense. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the years that remain subject to examination are years July 31, 2011 through 2013.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

Note 7 - Loan Payable

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and Healthcare Finance Group, LLC. The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Lab and Life Science segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. Debt issuance costs of $281 are being amortized over the life of the Credit Agreement. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, or the Lender requires a reserve, the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances, payable monthly, is based on the three month LIBOR rate, with a floor of 1.25% plus an applicable margin of 4.0%, In the event of any default, the interest rate may be increased 3.0% over the current rate. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line. The Credit Agreement requires a minimum borrowing of $2.0 million. At July 31, 2014 and 2013, the borrowings under the Credit Agreement related to the Clinical Labs and Life Sciences receivables aggregated $3.0 million and $3.3 million, respectively, with an additional availability of $2.7 million at July 31, 2014.

The Company’s obligations under the Credit Agreement are secured by primarily all the unencumbered U.S. assets of the Company, excluding buildings and intellectual property which the Lender has a negative pledge, and the capital stock of subsidiaries. The Credit Agreement includes customary affirmative and negative covenants and events of default and requires maximum levels of cash usage and minimum levels of liquidity, as defined, and provides for increased liquidity levels if operating results are not achieved. Negative covenants include among others, limitations on additional debt, liens, loans or investments, distributions, asset sales and affiliate transactions. Events of default include, non-payment of principal and interest on debt outstanding, non-performance of covenants, material change in business, breach of representations, bankruptcy and insolvency, material judgments and changes in control. As of July 31, 2013, the Company received a waiver from the Lender for non-compliance with a financial covenant and the lender modified various financial covenants relating to fiscal 2014. As of July 31, 2014, the Company is in compliance with the financial covenants.

Note 8 - Accrued Liabilities, Other Current Liabilities and Other Liabilities

At July 31 accrued liabilities consist of:

	2014	2013
Legal	$4,721	$3,104
Payroll, benefits, severance and commissions	4,959	4,794
Research and development	400	721
Professional fees	638	863
Other	2,199	2,294
	$12,917	$11,776

At July 31 other current liabilities consist of:

	2014	2013
Accrued legal settlement – see Note 14	$400	$—
Installment loans - see Note 9	241	182
Capital lease obligations - see Note 9	149	$149
	$790	$331

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is being limited through the use of individual and aggregate stop loss insurance. As of July 31, 2014 and 2013, the Company has established a reserve of $0.2 million, which is included in accrued liabilities, for claims that have been reported but not paid and incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

Note 9 - Other liabilities

At July 31 Other liabilities consist of:

	2014	2013
Accrued legal settlement – see Note 14	$1,600	—
Capital lease obligation	$344	$505
Installment loans	369	269
	$2,313	$774

The capital lease obligation and installment loans are for machinery and equipment used in the Clinical Labs segment. Amortization of the asset recorded under the capital lease is included in depreciation expense. At July 31, 2014, the accumulated amortization on the capital lease was $330.

Future minimum lease and loan payments are as follows:

	Capital lease	Installment loans
2015	149	241
2016	200	200
2017	191	160
2018	—	9
Total payments	540	610
Less: imputed interest	(47)	—
Payments net of interest	493	610
Less: current portion	(149)	(241)
Other liabilities - net	$344	$369

The weighted average interest rate on our short term borrowings during fiscal 2014 was 2.87%. The weighted average interest rate on our short term borrowings during fiscal 2013 was 4.5%.

Note 10 - Stockholders’ equity

Controlled Equity Offering

On March 28, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “Shares”). The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds received under the Sale Agreement. The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. The Shares were initially issued pursuant to the Company’s Registration Statement which was declared effective on August 5, 2010 and the prospectus supplement, dated March 28, 2013, and more recently under a current registration statement declared effective August 13, 2013 and the prospectus supplement dated August 1, 2013, filed by the Company with the Securities and Exchange Commission. During fiscal 2013, the Company sold an aggregate of 906,715 shares of common stock under the Sales Agreement at an average price of $2.26 per share and received proceeds aggregating $1,825, net of expenses of the offering and commissions of $224. For the year ended July 31, 2014, the Company sold an aggregate of 3,421,176 shares of common stock under the Sales Agreement at an average price of $3.48 per share and received proceeds of approximately $11.5 million, net of expenses of $357.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

Common stock

In fiscal 2014, the Company issued 165,646 shares of common for its employees’ 401(k) matching contributions obligation. The Company recorded an expense of $636 for the match, representing the fair value of the shares at the date of issuance.

In fiscal 2013, the Company issued 9,419 shares of common stock for its employees’ 401(k) matching contributions obligation. The Company recorded an expense of $27 for the match representing the fair value of the shares at the date of issuance.

In June 2012, the Company issued 275,000 shares of common stock at a fair value of $0.5 million for services performed.

Treasury stock

In fiscal 2013, the Company issued 216,556 shares from treasury stock to match a portion of its employees’ 401(k) contributions. The Company recorded an expense of $616 for the match, reducing treasury stock by $3,074 for the average acquisition cost of such shares and adjusting additional paid in capital by $2,458.

In fiscal 2012, the Company issued 233,458 shares from treasury stock for its employees’ 401(k) matched contributions obligation. The Company recorded an expense of $649 for the match, reducing treasury stock by $3,313 for the average acquisition cost of such shares and adjusting additional paid in capital by $2,664.

Incentive stock plans

The Company has an incentive stock option and restricted (non-vested) stock award plan (the “2005 Plan”), under which the Company may grant options and restricted stock (non-vested) awards for up to 1,000,000 common shares under the 2005 Plan. No additional awards may be granted under the 2005 Plan. On January 14, 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) which provides for the issuance of equity awards, including among others, options, restricted stock and restricted stock units for up to 3,000,000 Common Shares. The exercise price of options granted under the 2011 Plan, and consistent with other Plans, is equal to or greater than fair market value of the Common Stock on the date of grant. Unless terminated earlier by the Board of Directors, the 2011 Plan will terminate at the earliest of; (a) such time as no shares of Common Stock remain available for issuance under the 2011 Plan or (b) tenth anniversary of the effective date of the 2011 Plan. Awards outstanding upon expiration of the 2011 Plan shall remain in effect until they have been exercised, terminated, or have expired. As of July 31, 2014, there were approximately 1,656,000 shares available for grant under the 2011 Plan.

The Company estimates the fair value of each stock option award on the measurement date using a binomial option pricing model. The fair value of awards is amortized to expense on a straight line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, primarily time elapsed.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

Options granted pursuant to the plans may be either incentive stock options or non-statutory options The 2011 Plan provides for the issuance of stock options, restricted stock and restricted stock unit awards which generally vest over a two to four year period. A summary of the activity pursuant to the Company’s stock option plans for the years ended July 31, 2014, 2013, and 2012 is as follows:

	2014		2013		2012
	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price
Outstanding at beginning of year	726,645	$10.39	736,490	$14.50	785,124	$14.53
New Grants	665,117	$2.77	336,817	$2.88	—	$—
Expired	(236,852)	$15.80	(346,662)	$11.82	(48,634)	$15.05
Outstanding at end of year	1,155,910	$5.03	726,645	$10.39	736,490	$14.50
Exercisable at end of year	399,262	$7.66	389,828	$16.88	736,490	$14.50
Weighted average fair value of options granted during year		$0.90		$1.22		—

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options that vested. Total intrinsic value of options that vested and were exercisable during the fiscal years ended July 31, 2014, 2013, and 2012 was $425, $0 and $0, respectively. The intrinsic value of options outstanding at July 31, 2014, 2013, and 2012 was $1,915, $0 and $0, respectively.

On January 17, 2014, the Company awarded 267,797 options to two senior officers and the board of directors with an exercise price of $2.70 and a five year term, which vest annually over two years. The fair value of the options granted was $1.05 per share. The assumptions used to fair value this option award were as follows: expected life of 3.25 years, expected volatility 54.78%, a risk free interest rate of 0.90% and no dividend yield. As of July 31, 2014, none of these options were vested. Further on January 17, 2014, the Company awarded 95,729 options to executive officers with an exercise price of $2.70 and a five year term, which vest annually over three years. The fair value of the options granted was $1.10 per share. The assumptions used to fair value this option award were as follows: expected life of 3.5 years, expected volatility 55.45%, a risk free interest rate of 1.00% and no dividend yield. As of July 31, 2014, none of these options were vested.

On February 3, 2014, the Company awarded 20,000 options to an executive officer with an exercise price of $2.75 and a five year term, which vest annually over three years. The fair value of the options granted was $1.11 per share. The assumptions used to fair value this option award were as follows: expected life of 3.5 years, expected volatility 55.07%, risk free interest rate of 0.84% and no dividend yield. As of July 31, 2014, none of these options were vested.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

The following table summarizes information for stock options outstanding at July 31, 2014:

	Options outstanding and exercisable
Range of Exercise prices	Shares	Weighted- Average Remaining Contractual Life in years	Weighted- Average Exercise Price
$ 2.53 – 3.00	217,362	3.81	$2.84
$12.99-17.66	181,900	0.41	$16.82
	399,262

Restricted Stock Awards

During fiscal 2014, 2013 and 2012, the compensation committee of the Company’s board of directors approved grants of restricted stock and restricted stock unit awards (the “Awards”) to the Company’s directors, certain officers and certain employees under the 2011 or 2005 Plans. The Awards vest upon the recipient’s continued employment or director service ratably over either two, three or four years. Share-based compensation expense is based on the fair value of the award as measured on the grant date and is recorded over the vesting period on a straight-line basis. The Awards will be forfeited if the recipient ceases to be employed by or serve as a director of the Company, as defined in the Plans’ terms. The Awards settle in shares of the Company’s common stock on a one-for-one basis.

The following table summarizes the activity pursuant to restricted stock awards for the years ended July 31,

	2014		2013		2012
	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price
Outstanding at beginning of year	125,133	$3.45	257,583	$3.58	311,952	$4.84
Awarded	11,500	$4.77	39,000	$1.77	144,143	$2.51
Vested	(82,971)	$(2.70)	(157,783)	$(3.23)	(174,638)	$(4.85)
Forfeited	(11,160)	$(1.70)	(13,667)	$(3.59)	(23,874)	$(4.30)
Outstanding (non-vested) at end of year	42,502	$5.74	125,133	$3.45	257,583	$3.58
Weighted average market value of awards granted during year		$4.77		$1.77		$2.51

The fair value of the awards that vested during the years ended July 31, 2014, 2013 and 2012 was $253, $411 and $283, respectively.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

Note 11 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2014, 2013, and 2012, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The share-based 401(k) employer matched contribution was approximately $636, $643, and $649 in fiscal years 2014, 2013, and 2012, respectively.

The Company’s Swiss operations provide a pension plan named the Enzo Life Sciences (ELS) AG Vertrag - Nr. 601013, (the “Swiss Plan”) under the Swiss government’s social security system for Swiss employees. The current required minimum saving contribution is 13% for employees over age 25 and minimum annual investment return is 2%. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 50% of the employee contribution. The status of the Swiss Plan, which is substantially funded as of December 31, 2013, the latest plan year end, is as follows:

As of December 31,	2013	2012	2011
Total Assets	$2,531	$2,965	$3,247

Accumulated Benefit Obligation	$2,697	$3,064	$3,224
Funded status	94%	97%	99%

Fiscal Year ended July 31,	2013	2012	2011

Contributions	$467	$521	$483

The Swiss Plan’s contract expires December 31, 2014 and currently the Company has no plans to change the current funding or plan design. No events have occurred that would impact the Swiss Plan status.

Note 12 - Royalty and other income

The Company has a license agreement with Qiagen that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the years ended July 31, 2014, 2013 and 2012, the Company recorded royalty income under the agreement of approximately $4,408, $5,144 and $5,900, respectively, which is included in the Life Sciences segment.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

Note 13 - Commitments

Leases

The Company leases equipment, office and laboratory space under several non-cancelable operating leases that expire between September 2014 and May 2023. Certain leases include renewal options and rent escalation clauses. An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for laboratory operations and certain research operations. In March 2005, the Company amended and extended the lease for 12 years. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense for this lease, inclusive of real estate taxes, approximated $1,649, $1,605 and $1,556 during fiscal years 2014, 2013 and 2012, respectively. Total rent expense incurred by the Company during fiscal 2014, 2013 and 2012 for all its facilities was approximately $4,488, $4,354 and $4,378, respectively.

Minimum future annual rentals under all non-cancelable operating leases, net of sublease rental income of $322, as of July 31, 2014, are as follows:

Years ended July 31,
2015	5,627
2016	4,999
2017	3,731
2018	2,306
2019	1,733
Thereafter	1,106
$19,502

Employment Agreements

The Company has employment agreements with certain officers that are cancelable at any time but provide for severance pay in the event an officer is terminated by the Company without cause, as defined in the agreements. Unless cancelled earlier or with notice as defined, the agreement automatically renews for two years. Aggregate minimum compensation commitments, exclusive of any severance provisions, as of July 31, 2014 is $2,271.

Note 14 - Contingencies

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., which became Life Technologies, Inc. (NASDAQ:LIFE) and was acquired by Thermo Fisher Scientific, Inc. (NYSE:TMO) on February 3, 2014. The complaint alleged infringement of six patents relating to DNA sequencing systems, labeled nucleotide products, and other technology. Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. On November 12, 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid. The jury awarded $48.5 million for this infringement. On January 6, 2014, the judge awarded prejudgment interest of approximately $12.5 million and additional post-interest on the full amount will also be awarded starting November 7, 2012 until the total award is satisfied.  The final award to Enzo could be reduced or be subject to possible claims from third parties. On February 3, 2014, Life Technologies filed a notice of appeal and there can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

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

On April 22, 2014, the Company as plaintiff finalized and executed a settlement agreement with Affymetrix, Inc. to settle a patent litigation lawsuit (the “Agreement”) in the amount of $5.1 million. Under terms of the Agreement, Affymetrix paid to the Company $4.3 million and paid to the Company’s attorneys $0.8 million, which is included in legal fees in the statements of operations for the year ended July 31, 2014. The amount of the settlement is included in the statement of operations under Legal settlements, net within the Life Science segment.

On June 20, 2014 the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (formerly known as PerkinElmer Life Sciences, Inc.) (together, “PerkinElmer”), with respect to an action between the Company and PerkinElmer before the U.S. District Court, Southern District of New York, Case No 03-CV-3817. PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former attorney’s motion requesting a charging lien for fees allegedly owed for past services rendered to the Company. Because the settlement proceeds are held in escrow, the Company did not include the settlement or any additional amounts which may be payable to the attorney in the financial statements as of and for the fiscal year ended July 31, 2014.

As previously disclosed, in 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation came to focus primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. The time period initially covered by the investigation was from 2004 through 2011. In response to the Subpoena, the Company cooperated with the government. On September 22, 2014, the Company and the U.S. Department of Justice reached a settlement agreement to resolve this matter, in substantive form as disclosed in the Company’s fiscal quarter ended April 30, 2014. During the quarter ended April, 30, 2014, the Company recorded a charge of $2.0 million in the statement of operations under legal settlements, net within the Clinical Labs segment. The settlement amount will be paid with interest over a five-year period and as a result the Company recorded $0.4 million as other current liabilities and $1.6 million as a non-current liability at July 31, 2014. Under certain circumstances, the Company may be required to accelerate payments and/or pay up to an additional $1.5 million based upon (i) a favorable recovery and collection related to the judgment in the Life Technologies matter discussed above, (ii) receipt of additional capital greater than $10.0 million in a fiscal year (in that case, the Company is required to pay 20% of any amount over $10.0 million plus interest, or (iii) sale of the Company. The final settlement covers the time period 2004-2014.

The Company is party to other claims, legal actions, complaints, and contractual disputes that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

Note 15 - Segment reporting

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

Legal fee expense incurred to defend the Company’s intellectual property and other general corporate matters are considered a component of the Other segment.  Legal fee expense specific to other segments’ activities have been allocated to those segments.

Legal settlements, net, represent activities for which royalties would have been received in the Company’s Life Sciences segment and expenses related to an investigation within the Clinical Labs segment.

Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2014

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$58,689	—	—	—	$58,689
Product revenues	—	$32,850	—	—	32,850
Royalty and license fee income	—	4,408	—	—	4,408
Total revenues	58,689	37,258	—	—	95,947

Operating expenses:
Cost of clinical laboratory services	38,948	—	—	—	38,948
Cost of product revenues	—	15,320	—	—	15,320
Research and development	14	2,350	$777	—	3,141
Selling, general and administrative	20,460	13,374	—	$7,967	41,801
Provision for uncollectible accounts receivable	3,115	(52)	—	—	3,063
Legal fee expense	736	940	—	5,278	6,954
Legal settlements, net	2,000	(5,100)			(3,100)
Total operating expenses	65,273	26,832	777	13,245	106,127

Operating (loss) income	(6,584)	10,426	(777)	(13,245)	(10,180)

Other income (expense)
Interest	(43)	9	—	(174)	(208)
Other	56	95	—	43	194
Foreign exchange gain	—	289	—	—	289

(Loss) income before income taxes	$(6,571)	$10,819	$(777)	$(13,376)	$(9,905)

Depreciation and amortization included above	$1,415	$2,455	$7	$94	$3,971

Share-based compensation included in above:
Cost of clinical laboratory services	$8	$1	—	—	$9
Research and development	—	1	—	—	1
Selling, general and administrative	36	6	—	$542	584
Total	$44	$8	—	$542	$594

Capital expenditures	$643	$195	—	—	$838
F-31

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014 and 2013

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2013

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$55,889	—	—	—	$55,889
Product revenues	—	$32,526	—	—	32,526
Royalty and license fee income	—	5,292	—	—	5,292
Total revenues	55,889	37,818	—	—	93,707

Operating expenses:
Cost of clinical laboratory services	38,251	—	—	—	38,251
Cost of product revenues	—	16,584	—	—	16,584
Research and development	294	2,356	$1,239	—	3,889
Selling, general and administrative	19,942	15,511	—	$8,201	43,654
Provision for uncollectible accounts receivable	4,232	264	—	—	4,496
Legal fee expense	316	57	—	5,440	5,813
Total operating expenses	63,035	34,772	1,239	13,641	112,687

Operating (loss) income	(7,146)	3,046	(1,239)	(13,641)	(18,980)

Other income (expense)
Interest	(46)	13	—	(21)	(54)
Other	49	(71)	—	27	5
Foreign exchange gain	—	80	—	—	80

(Loss) income before income taxes	$(7,143)	$3,066	$(1,239)	$(13,635)	$(18,949)

Depreciation and amortization included above	$1,377	$3,102	$22	$104	$4,605

Share-based compensation included in above:
Cost of clinical laboratory services	$9	1	—	—	$10
Research and development	—	$2	—	—	2
Selling, general and administrative	36	10	—	$487	533
Total	$45	$13	—	$487	$545

Capital expenditures	$757	$231	—	—	$988
F-32

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013 and 2012

(Dollars in thousands except share data)

Year ended July 31, 2012

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$59,403	—	—	—	$59,403
Product revenues	—	$37,722	—	—	37,722
Royalty and license fee income	—	5,958	—	—	5,958
Total revenues	59,403	43,680	—	—	103,083

Operating expenses:
Cost of clinical laboratory services	36,305	—	—	—	36,305
Cost of product revenues	—	19,668	—	—	19,668
Research and development	299	4,308	$1,686	—	6,293
Selling, general and administrative	20,856	18,305	—	$8,767	47,928
Provision for uncollectible accounts receivable	4,987	117	—	—	5,104
Legal fee expense	262	536	—	2,926	3,724
Impairment charges	—	24,540	—	—	24,540
Total operating expenses	62,709	67,474	1,686	11,693	143,562

Operating loss	(3,306)	(23,794)	(1,686)	(11,693)	(40,479)

Other income (expense)
Interest	(5)	23	—	3	21
Other	28	27	—	22	77
Foreign exchange loss	—	(540)	—	—	(540)

Loss before income taxes	$(3,283)	$(24,284)	$(1,686)	$(11,668)	$(40,921)

Depreciation and amortization included above	$1,092	$3,217	$43	$125	$4,477

Share-based compensation included in above:
Cost of clinical laboratory services	$10		—	—	$10
Research and development	—	$4	—	—	4
Selling, general and administrative	49	59	—	$597	705
Total	$59	$63	—	$597	$719

Capital expenditures	$921	$443	—	—	$1,364
F-33

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013 and 2012

(Dollars in thousands except share data)

Geographic financial information is as follows:

Net sales to unaffiliated customers:	2014	2013	2012
United States	$84,389	$80,559	$87,776
Switzerland	4,130	5,499	6,802
United Kingdom	2,023	2,324	2,728
Other international countries	5,405	5,325	5,777
Total	$95,947	$93,707	$103,083

Long-lived assets at July 31,	2014	2013	2012
United States	$20,854	$23,136	$25,081
Switzerland	1,629	1,984	2,223
United Kingdom	462	491	618
Other international countries	345	401	426
Total	$23,290	$26,012	$28,348

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

	2014	2013	2012
United States	$25,700	$24,669	$28,372
Foreign countries	11,558	13,149	15,308
	$37,258	$37,818	$43,680

Note 16 - Summary of Selected Quarterly Financial Data (unaudited)

The following table contains statement of operations information for each quarter of the years ended July 31, 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly financial data for fiscal 2014 and 2013 is summarized as follows:

	Quarter Ended
Fiscal 2014	October 31, 2013	January 31, 2014	April 30, 2014	July 31, 2014
Total revenues	$24,134	$22,928	$23,978	$24,907
Gross profit	10,579	9,771	10,394	10,935
Loss before income taxes	(2,725)	(3,570)	(448)	(3,162)
Net loss	(2,787)	(3,566)	(455)	(3,169)
Basic and diluted loss per common share	$(0.07)	$(0.09)	$(0.01)	$(0.07)

	Quarter Ended
Fiscal 2013	October 31, 2012	January 31, 2013	April 30, 2013	July 31, 2013
Total revenues	$25,630	$22,210	$22,598	$23,269
Gross profit	11,736	8,642	9,048	9,446
Loss before income taxes	(3,755)	(5,854)	(5,808)	(3,532)
Net loss	(3,691)	(5,674)	(5,770)	(3,102)
Basic and diluted loss per common share	$(0.09)	$(0.14)	$(0.15)	$(0.08)
F-34

ENZO BIOCHEM, INC

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years ended July 31, 2014, 2013 and 2012

(in thousands)

Year ended July 31,	Description	Balance at Beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

2014	Allowance for doubtful accounts receivable	2,707	3,063		3,628	(1)	2,142

2013	Allowance for doubtful accounts receivable	3,273	4,496		5,062	(1)	2,707

2012	Allowance for doubtful accounts receivable	3,488	5,104		5,319	(1)	3,273

2014	Deferred tax valuation allowance	47,623	1,842				49,465

2013	Deferred tax valuation allowance	41,261	6,362				47,623

2012	Deferred tax valuation allowance	32,920	8,341				41,261

(1)	Write-off of uncollectible accounts receivable.

S-1