Form 10-Q
period 2014-10-31
ENZO BIOCHEM INC
filed 2014-12-09
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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

Yes ☐ No ☒

As of November 28, 2014 the Registrant had approximately 44,752,000 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
October 31, 2014

INDEX

PART I - FINANCIAL INFORMATION
2

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31, 2014 (unaudited)	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$16,591	$17,455
Accounts receivable, net of allowances	12,379	12,470
Inventories	8,523	8,690
Prepaid expenses and other	2,255	2,121
Total current assets	39,748	40,736

Property, plant and equipment, net	7,480	7,730
Goodwill	7,452	7,452
Intangible assets, net	7,557	8,108
Other assets	382	385
Total assets	$62,619	$64,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable	$3,013	$3,013
Accounts payable – trade	7,098	8,245
Accrued liabilities	13,620	12,917
Other current liabilities	778	790
Total current liabilities	24,509	24,965

Deferred taxes	150	183
Other liabilities	1,847	2,313
Total liabilities	$26,506	$27,461

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 44,751,599 at October 31, 2014 and 44,239,183 at July 31, 2014	448	443
Additional paid-in capital	319,939	317,160
Accumulated deficit	(286,126)	(282,397)
Accumulated other comprehensive income	1,852	1,744
Total stockholders’ equity	36,113	36,950
Total liabilities and stockholders’ equity	$62,619	$64,411

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,
	2014	2013
Revenues:
Clinical laboratory services	$15,822	$14,860
Product revenues	8,002	7,663
Royalty and license fee income	1,000	1,611
Total revenues	24,824	24,134

Operating expenses:
Cost of clinical laboratory services	10,130	9,709
Cost of product revenues	3,695	3,846
Research and development	791	817
Selling, general, and administrative	10,285	10,529
Provision for uncollectible accounts receivable	541	872
Legal fee expense	2,466	1,381
Total operating expenses	27,908	27,154

Operating loss	(3,084)	(3,020)

Other income (expense):
Interest	(69)	(62)
Other	19	61
Foreign exchange (loss) gain	(472)	297
Loss before income taxes	(3,606)	(2,724)
Provision for income taxes	(123)	(63)
Net loss	$(3,729)	$(2,787)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	44,564	41,057

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2014	2013
Net loss	$(3,729)	$(2,787)
Other comprehensive income (loss):
Foreign currency translation adjustments	108	(44)
Comprehensive loss	$(3,621)	$(2,831)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three months ended October 31, 2014
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2014	44,239,183	$443	$317,160	$(282,397)	$1,744	$36,950
Net (loss) for the period ended October 31, 2014	—	—	—	(3,729)	—	(3,729)
Vesting of restricted stock	6,587	—	—	—	—	—
Share-based compensation charges	—	—	98	—	—	98
Net proceeds from issuance of common stock (net of expenses of $82)	505,829	5	2,636	—	—	2,641
Amortization of options in lieu of payment of cash bonuses	—	—	45	—	—	45
Foreign currency translation adjustments	—	—	—	—	108	108
Balance at October 31, 2014	44,751,599	$448	$319,939	$(286,126)	$1,852	$36,113

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,729)	$(2,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	507	557
Amortization of intangible assets	431	468
Provision for uncollectible accounts receivable	541	872
Deferred income tax benefit	(24)	(32)
Share-based compensation charges	98	103
Accrual for share-based 401(k) employer match expense	145	160
Foreign exchange loss (gain)	422	(302)

Changes in operating assets and liabilities:
Accounts receivable	(482)	(2,277)
Inventories	107	(252)
Prepaid expenses and other	182	323
Accounts payable – trade	(1,157)	253
Accrued liabilities, other current liabilities and other liabilities	204	(394)
Total adjustments	974	(521)

Net cash used in operating activities	(2,755)	(3,308)

Cash flows from investing activities:
Capital expenditures	(264)	(334)
Security deposits and other	5	20
Net cash used in investing activities	(259)	(314)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,322	1,684
Proceeds from borrowings under Credit Agreement	22,360	15,176
Repayments under Credit Agreement	(22,360)	(14,795)
Installment loan and capital lease obligation payments	(115)	(96)
Net cash provided by financing activities	2,207	1,969

Effect of exchange rate changes on cash and cash equivalents	(57)	72

Decrease in cash and cash equivalents	(864)	(1,581)
Cash and cash equivalents - beginning of period	17,455	9,007
Cash and cash equivalents - end of period	$16,591	$7,426

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2014
and for the three months ended October 31, 2014 and 2013

(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of October 31, 2014, the consolidated statements of operations, the consolidated statements of comprehensive income (loss), and consolidated statements of cash flows for the three months ended October 31, 2014 and 2013, and the consolidated statement of stockholders’ equity for the three months ended October 31, 2014 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2014 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015.

Note 2 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares if any, consisting of outstanding stock options and unvested restricted stock is determined using the treasury stock method. Diluted weighted average shares outstanding for the three months ended October 31, 2014 and 2013, as a result of the net loss for each period, do not include the potential common shares from stock options and unvested restricted stock because to do so would be antidilutive, and as such is the same as basic weighted average shares outstanding.

During the three months ended October 31, 2014 and 2013, potential shares from unvested restricted stock excluded from the computation of diluted net loss per share were approximately 18,000 and 51,000 shares, respectively.

For the three months ended October 31, 2014 and 2013, potential shares for “in the money” stock options excluded from the computation of diluted net loss per share were approximately 465,000 and zero shares, respectively.

For the three months ended October 31, 2014 and 2013 the effect of approximately 142,000 and 723,000 shares respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Note 3 - Supplemental disclosure for statement of cash flows

For the three months ended October 31, 2014 and 2013, income taxes paid by the Company were $26 and $5, respectively.

For the three months ended October 31, 2014 and 2013, interest paid by the Company was $69 and $62, respectively.

For the three months ended October 30, 2014 and 2013, the Company financed $19 and $115 respectively, in machinery and transportation equipment under installment loans.

During the three months ended October 31, 2014 and 2013, the Company did not enter into any capital lease agreements.

During the three months ended October 31, 2014, the Company recorded $45 in additional paid in capital and reduced accrued liabilities by the same amount for options previously issued in lieu of cash payment of certain incentive compensation awards.

Note 4 - Inventories

Inventories consist of the following:

	October 31, 2014	July 31, 2014
Raw materials	$1,090	$1,092
Work in process	2,454	2,460
Finished products	4,979	5,138
	$8,523	$8,690

Note 5 – Goodwill and intangible assets

At October 31, 2014 and July 31, 2014, the Company’s net carrying amount of goodwill, related to the Clinical Labs segment, is $7,452.

The Company’s change in the net carrying amount of intangible assets, all of which is included in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2014	$28,478	$(20,370)	$8,108
Amortization expense	—	(431)	(431)
Foreign currency translation	(384)	264	(120)
October 31, 2014	$28,094	$(20,537)	$7,557

Intangible assets consist of the following:

	October 31, 2014			July 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,784)	$243	$11,027	$(10,775)	$252
Customer relationships	12,388	(6,712)	5,676	12,602	(6,565)	6,037
Website and acquired content	1,024	(1,024)	—	1,037	(1,037)	—
Licensed technology and other	524	(428)	96	537	(434)	103
Trademarks	3,131	(1,589)	1,542	3,275	(1,559)	1,716
Total	$28,094	$(20,537)	$7,557	$28,478	$(20,370)	$8,108
9

At October 31, 2014, information with respect to intangibles assets acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	6 years
Trademarks	5 years	3 years
Other intangibles	4-5 years	1 year

At October 31, 2014, the weighted average useful lives of amortizable intangible assets were approximately five years.

Note 6 - Loan Payable

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and Healthcare Finance Group, LLC (the “Lender). The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Lab and Life Science segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. Debt issuance costs of $281 are being amortized over the life of the Credit Agreement. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, or the Lender requires a reserve, the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances, payable monthly, is based on the three month LIBOR rate, with a floor of 1.25% plus an applicable margin of 4.0%, In the event of any default, the interest rate may be increased 3.0% over the current rate. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the Credit Agreement. The Credit Agreement requires a minimum borrowing of $2.0 million. At October 31, 2014 and July 31, 2014, the borrowings under the Credit Agreement related to the Clinical Labs and Life Sciences receivables aggregated $3.0 million, with an additional availability of $1.6 million at October 31, 2014.

The Company’s obligations under the Credit Agreement are secured by primarily all the unencumbered U.S. assets of the Company, excluding buildings and intellectual property which the Lender has a negative pledge, and the capital stock of subsidiaries. The Credit Agreement includes customary affirmative and negative covenants and events of default and requires maximum levels of cash usage and minimum levels of liquidity, as defined, and provides for increased liquidity levels if operating results are not achieved. Negative covenants include among others, limitations on additional debt, liens, loans or investments, distributions, asset sales and affiliate transactions. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material change in business, breach of representations, bankruptcy and insolvency, material judgments and changes in control. As of October 31, 2014, the Company is in compliance with the financial covenants.

Note 7 – Accrued Liabilities and Other Current Liabilities

Accrued liabilities consist of the following:

	October 31, 2014	July 31, 2014
Payroll, benefits, and commissions	$4,701	$4,959
Legal fee expense	5,469	4,721
Research and development	400	400
Professional fees	463	638
Other	2,587	2,199
	$13,620	$12,917

Other current liabilities consist of the following as of:

	October 31, 2014	July 31, 2014
Accrued legal settlement	$400	$400
Installment loans	229	241
Capital lease obligation	149	149
	$778	$790
10

Note 8 – Other Liabilities

Other liabilities consist of the following:

	October 31, 2014	July 31, 2014
Accrued legal settlement	$1,200	$1,600
Capital lease obligation, net of short term	324	344
Installment loans, net of short term	323	369
	$1,847	$2,313

As of October 31, 2014, future minimum payments under the capital lease, net of interest of $38 aggregates $461, including a short term debt portion of $149 included in other current liabilities. Future minimum payments under the installment loans aggregate $551, including a short term portion of $229 included in other current liabilities. A total of $1.2 million was recorded as accrued legal settlement which is further discussed in Note 13 - Contingencies.

Note 9 – Stockholders’ Equity

Controlled Equity Offering

On March 28, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “Shares”). The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds received under the Sale Agreement. The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. The Shares were initially issued pursuant to the Company’s Registration Statement which was declared effective on August 5, 2010 and the prospectus supplement, dated March 28, 2013, and more recently under a current registration statement declared effective August 13, 2013 and the prospectus supplement dated August 1, 2013, filed by the Company with the Securities and Exchange Commission. During the three months ended October 31, 2014, the Company sold an aggregate of 505,829 shares of common stock under the Sales Agreement at an average price of $5.38 per share and received proceeds aggregating $2.6 million, net of expenses of $82. For the three months ended October 31, 2013, the Company sold an aggregate of 701,455 shares of common stock under the Sales Agreement at an average price of $2.48 per share and received proceeds of approximately $1.7 million, net of expenses of $52.

Share-based compensation

The Company has an incentive stock option plan (the “1999 Plan”), an incentive stock option and restricted stock award plan (the “2005 Plan”), and a long term incentive share award plan, (the “2011 Incentive Plan”), which are more fully described in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014. The 2011 Plan, which is the only plan from which awards may now be granted, provides for the award to eligible employees, officers, directors, consultants and other persons of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, and other stock-based awards.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended October 31,
	2014	2013
Stock options	$85	$47
Restricted stock	13	56
	$98	$103

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

11

	Three months ended October 31,
	2014	2013
Cost of clinical laboratory services	$1	$2
Research and development	1	1
Selling, general and administrative	96	100
	$98	$103

No excess tax benefits were recognized during the three month periods ended October 31, 2014 and 2013.

Stock Option Plans

The following table summarizes stock option activity during the three month period ended October 31, 2014:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2014	1,155,910		$5.03
Awarded	—	$
Exercised	—	$
Cancelled or expired	(39,900)		$14.05
Outstanding at end of period	1,116,010		$4.71	3.1 years	$2,849
Exercisable at end of period	361,862		$6.91	3.5 years	$523

As of October 31, 2014, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $0.3 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is seven months.

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options that vested.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s restricted stock awards for the three months ended October 31, 2014 is as follows:

	Awards	Weighted Average Award Price
Outstanding at July 31, 2014	42,502	$5.74
Awarded	3,000	5.62
Vested	(6,587)	(1.67)
Forfeited	(5,250)	(3.31)
Unvested at end of period	33,665	$6.90

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of October 31, 2014, there was approximately $0.1 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of approximately eighteen months.

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 1,682,000 shares as of October 31, 2014.

12

The fair value of the awards that vested during the three months ended October 31, 2014 and 2013 was $35 and $22, respectively.

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate provision for the three months ended October 31, 2014 was (3.4%) compared to a (2.3%) during the three months ended October 31, 2013. The tax provision for the periods were based on state and local taxes and domestic and foreign tax for tax deductible intangibles. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company files a consolidated Federal income tax return. The Company files combined returns with California, Michigan and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2011 through July 31, 2014.

Note 11 – Royalty and licensing income

The Company’s Life Science segment has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the three months ended October 31, 2014 and 2013, the Company recorded royalty income under the agreement of approximately $1.0 million and $1.6 million respectively.

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

Management of the Company assesses assets on a consolidated basis only and, therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014.

13

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended October 31, 2014

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$15,822	—	—	—	$15,822
Product revenues	—	$8,002	—	—	8,002
Royalty and license fee income	—	1,000	—	—	1,000
	15,822	9,002	—	—	24,824
Operating expenses:
Cost of clinical laboratory services	10,130	—	—	—	10,130
Cost of product revenues	—	3,695	—	—	3,695
Research and development	—	548	$243	—	791
Selling, general and administrative	5,066	3,150	—	$2,069	10,285
Provision for uncollectible accounts receivable	530	11	—	—	541
Legal fee expense	91	1	—	2,374	2,466
Total operating expenses	15,817	7,405	243	4,443	27,908

Operating income (loss)	5	1,597	(243)	(4,443)	(3,084)

Other income (expense)
Interest	(27)	2	—	(44)	(69)
Other	2	(8)	—	25	19
Foreign exchange loss	—	(472)	—	—	(472)
Income (loss) before income taxes	$(20)	$1,119	$(243)	$(4,462)	$(3,606)

Depreciation and amortization included above	$357	$560	$1	$20	$938

Share-based compensation included in above:
Cost of clinical laboratory services	$1	—	—	—	$1
Research and development	—	$1	—	—	1
Selling, general and administrative	9	—	—	$87	96
Total	$10	$1	—	$87	$98

Capital expenditures	$254	$10	$—	$—	$264
14

Three months ended October 31, 2013

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$14,860	—	—	—	$14,860
Product revenues	—	$7,663	—	—	7,663
Royalty and license fee income	—	1,611	—	—	1,611
	14,860	9,274	—	—	24,134
Operating expenses:
Cost of clinical laboratory services	9,709	—	—	—	9,709
Cost of product revenues	—	3,846	—	—	3,846
Research and development	11	526	$280	—	817
Selling, general and administrative	5,050	3,495	—	$1,984	10,529
Provision for uncollectible accounts receivable	844	28	—	—	872
Legal fee expense	148	22	—	1,211	1,381
Total operating expenses	15,762	7,917	280	3,195	27,154

Operating income (loss)	(902)	1,357	(280)	(3,195)	(3,020)

Other income (expense)
Interest	(11)	5	—	(56)	(62)
Other	18	27	—	16	61
Foreign exchange gain	—	297	—	—	297
Income (loss) before income taxes	$(895)	$1,686	$(280)	$(3,235)	$(2,724)

Depreciation and amortization included above	$355	$641	$4	$25	$1,025

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	1	—	—	1
Selling, general and administrative	10	$4	—	$86	100
Total	$12	$5	—	$86	$103

Capital expenditures	$259	$75	$—	$—	$334
15

Note 13 – Contingencies

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., which became Life Technologies, Inc. (NASDAQ:LIFE) and was acquired by Thermo Fisher Scientific, Inc. (NYSE:TMO) on February 3, 2014. The complaint alleged infringement of six patents relating to DNA sequencing systems, labeled nucleotide products, and other technology. Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. On November 12, 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid. The jury awarded $48.5 million for this infringement. On January 6, 2014, the judge awarded prejudgment interest of approximately $12.5 million and additional post-interest on the full amount will also be awarded starting November 7, 2012 until the total award is satisfied.  The final award to Enzo could be reduced or be subject to possible claims from third parties. On February 3, 2014, Life Technologies filed a notice of appeal and the case was argued to the Court of Appeals for the Federal Circuit on November 6, 2014. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

As of August 1, 2014, the Company was engaged in litigation in the United States District Court for the Southern District of New York against two parties (and certain of their related companies), Roche Diagnostic GmbH (“Roche”), as plaintiff and declaratory judgment defendant, and Molecular Probes, Inc. (“Molecular Probes”). These cases were commenced in May 2004 and May 2003, respectively. The Company has asserted similar (with some differences) causes of action against Roche and Molecular Probes in these two cases. Roche and Molecular Probes each seeks a declaratory judgment of non-breach and patent invalidity against the Company. Roche has also asserted tort claims against the Company. The two cases were consolidated for pre-trial purposes in 2004 and there has been extensive discovery. In 2011, Roche and Molecular Probes moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, those motions were granted in part and denied in part. In December 2012, Roche and Molecular Probes moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. On December 6, 2013, the Court granted in part and denied in part Roche’s summary judgment motion. On October 22, 2014, the Court ordered that damages discovery concerning the Company’s remaining contract and patent claims and Roche’s claims should be completed by January 30, 2015, and expert discovery should be completed following the Court’s not-yet-issued claim construction ruling relating to two of the Company’s patents asserted against Roche. Also on December 6, 2013, the Court granted Molecular Probes’ motion for summary judgment dismissing the Company’s non-patent claims and its claims concerning one of its patents. The Company continues to assert patent infringement claims against Molecular Probes concerning several other patents.

On June 20, 2014 the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (formerly known as PerkinElmer Life Sciences, Inc.) (together, “PerkinElmer”), with respect to an action between the Company and PerkinElmer before the U.S. District Court, Southern District of New York, Case No 03-CV-3817. PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former attorney’s motion requesting a charging lien for fees allegedly owed for past services rendered to the Company. Because the settlement proceeds are held in escrow, the Company did not include the settlement or any additional amounts which may be payable to the attorney in the financial statements as of and for the fiscal year ended July 31, 2014 or for the three months ended October 31, 2014.

As previously disclosed, in 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation came to focus primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. The time period initially covered by the investigation was from 2004 through 2011. In response to the Subpoena, the Company cooperated with the government. On September 22, 2014, the Company and the U.S. Department of Justice reached a settlement agreement to resolve this matter, in substantive form as disclosed in the Company’s fiscal quarter ended April 30, 2014. During the quarter ended April, 30, 2014, the Company recorded a charge of $2.0 million in the statement of operations under legal settlements, net within the Clinical Labs segment. The settlement amount will be paid with interest over a five-year period. As of October 31, 2014, the Company made a payment of $0.4 million and carried a balance of $0.4 million as other current liabilities and $1.2 million as a non-current liability. Under certain circumstances, the Company may be required to accelerate payments and/or pay up to an additional $1.5 million based upon (i) a favorable recovery and collection related to the judgment in the Life Technologies matter discussed above, (ii) receipt of additional capital greater than $10.0 million in a fiscal year (in that case, the Company is required to pay 20% of any amount over $10.0 million plus interest, or (iii) sale of the Company. The final settlement covers the time period 2004-2014.

The Company is party to other claims, legal actions, complaints, and contractual disputes that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the July 31, 2014 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

We are comprised of three operating segments, of which the Therapeutics and Life Sciences segments have evolved out of our core competencies involving: the use of nucleic acids as informational molecules and the use of compounds for immune modulation and augmented by the previous acquisitions of a number of related companies. The Company’s Enzo Clinical Labs and Enzo Life Sciences reporting units, as described below, are affected by different US and global economic conditions which are included in Item 1A, Risk Factors in our Form 10-K filing for the July 31, 2014 fiscal year.

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

Results of Operations
Three months ended October 31, 2014 compared to October 31, 2013

(in 000s)

Comparative Financial Data for the Three Months Ended October 31,

	2014	2013	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$15,822	$14,860	$962	6%
Product revenues	8,002	7,663	339	4
Royalty and license fee income	1,000	1,611	(611)	(38)
Total revenues	24,824	24,134	690	3

Operating expenses:
Cost of clinical laboratory services	10,130	9,709	421	4
Cost of product revenues	3,695	3,846	(151)	(4)
Research and development	791	817	(26)	(3)
Selling, general, and administrative	10,285	10,529	(244)	(2)
Provision for uncollectible accounts receivable	541	872	(331)	(38)
Legal fee expense	2,466	1,381	1,085	79
Total operating expenses	27,908	27,154	754	3

Operating loss	(3,084)	(3,020)	(64)	(2)

Other income (expense):
Interest	(69)	(62)	(7)	(11)
Other	19	61	(42)	(69)
Foreign exchange (loss) gain	(472)	297	(769)	**
Loss before income taxes	$(3,606)	$(2,724)	$(882)	(32)

** not meaningful

Consolidated Results:

The “2015 period” and the “2014 period” refer to the three months ended October 31, 2014 and 2013, respectively.

Clinical laboratory services revenues for the 2015 period were $15.8 million compared to $14.9 million in the 2014 period, an increase of $0.9 million or 6%. The increase was driven by incremental growth in the volume of molecular testing and to a lesser extent to price per test.

Product revenues for the 2015 period were $8.0 million compared to $7.7 million in the 2014 period, an increase of $0.3 million or 4%. The increase was due to higher sales volume of our proprietary drug discovery and genomics kits, partially offset by declines in our non-proprietary product lines.

Royalty and license fee income for the 2015 period was $1.0 million compared to $1.6 million in the 2014 period, a decrease of $0.6 million or 38%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2015 period was $10.1 million compared to $9.7 million in the 2014 period, an increase of $0.4 million or 4%. The increase is the result of higher cost of reference testing, partially offset by lower reagent costs in the 2015 period.

The cost of product revenues during the 2015 period was $3.7 million compared to $3.8 million, a decrease of $0.1 million or 4% and was positively impacted by an increase in sales of manufactured products at higher margins.

Research and development expenses were approximately $0.8 million during both the 2015 and 2014 periods.

Selling, general and administrative expenses were $10.3 million during the 2015 period and $10.5 million during the 2014 period, a decrease of $0.2 million or 2%. In the Enzo Life Sciences segment, selling, general and administrative decreased $0.3 million due to the effect of business realignments occurring in fiscal 2014 resulting in lower payroll and related costs, lower depreciation and amortization, and lower marketing costs. Other segment selling, general and administrative increased $0.1 million, primarily due to salary and related costs and professional and other fees. The Clinical Lab segment selling, general and administrative was unchanged.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $0.5 million for the 2015 period as compared to $0.9 million in the 2014 period, a decrease of $0.4 million or 38%. The decrease is primarily due to improved collection procedures in the Clinical Labs segment.

Legal fee expense was $2.5 million during the 2015 period compared to $1.4 million in the 2014 period, an increase of $1.1 million or 79% due to increased legal fees and related costs associated with patent litigation.

During the 2015 period, the loss on foreign exchange transactions was $0.5 million as compared to a gain of $0.3 million in the 2014 period, resulting in an unfavorable change of $0.8 million. The Company has loans and receivables with its foreign subsidiaries denominated in US dollars. The Company recognizes a loss if those foreign currencies, including the Swiss Franc, Euro and British pound depreciate relative to the US dollar during the period and a gain if those foreign currencies appreciate relative to the US dollar. During the 2015 period, those currencies depreciated between 5.1% and 5.9% relative to the US dollar.

Segment Results

Clinical Labs

The Clinical Labs segment incurred a loss of $0.02 million before income taxes in the 2015 period as compared to a loss of $0.9 million in the 2014 period, an improvement of $0.9 million or 100%. Revenues from laboratory services increased by $0.9 million due to growth in high value molecular testing. The 2015 period gross profit of $5.7 million increased $0.5 million as a result of the higher revenues and lower costs of services, primarily the costs of reference testing and reagents. The provision for uncollectible accounts receivable decreased $0.3 million due to improved collection procedures.

Life Sciences

The Life Sciences segment’s income before taxes was $1.1 million for the 2015 period as compared to $1.7 million for the 2014 period, a decrease of $0.6 million. The segment’s gross profit was $5.3 million in the 2015 period, as compared $5.4 million in the 2014 period, a decrease of $0.1 million due to the $0.6 million decrease in royalty and license fee income, partially offset by higher product revenues. Excluding the decrease in royalties, the gross margin on products only was $4.3 million in the 2015 period compared to $3.8 million, a $0.5 million increase due to an increase in the sales of higher margin products. The segment’s selling, general and administrative expense decreased $0.3 million due to the effect of business realignments occurring in fiscal 2014 resulting in lower payroll and related costs, lower depreciation and amortization, and lower marketing costs. Due to the depreciation of foreign currencies, including the Swiss Franc, Euro and British pound during the 2015 period, the foreign currency loss was $0.5 million compared to a gain of $0.3 million in the 2014 period, resulting in an unfavorable change of $0.8 million.

Therapeutics

Therapeutics loss before income taxes was approximately $0.2 million in the 2015 period and $0.3 million in the 2014 period, due to lower personnel costs.

Other

The Other loss before taxes in the 2015 period was approximately $4.5 million as compared to $3.2 million in the 2014 period, an increase of $1.3 million primarily from the increase in legal fee expense and related costs associated with patent litigation.

Liquidity and Capital Resources

At October 31, 2014, the Company had cash and cash equivalents of $16.6 million of which $0.5 million was in foreign accounts, as compared to cash and cash equivalents of $17.5 million, of which $1.1 million was in foreign accounts at July 31, 2014. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $15.2 million at October 31, 2014 compared to $15.8 million at July 31, 2014. The decrease in working capital of $0.6 million was primarily due to the net loss and changes in net operating assets and liabilities, offset by proceeds from issuance of common stock.

Net cash used in operating activities for the three months ended October 31, 2014 was approximately $2.8 million as compared to $3.3 million for the three months ended October 31, 2013. The decrease in the 2015 period of approximately $0.5 million was primarily due to non-cash charges of $0.3 million and changes in operating assets and liabilities of $1.1 million partially offset by the increase in net loss of $0.9 million.

Net cash used in investing activities for the three months ended October 31, 2014 and 2013 was approximately $0.3 million.

Net cash provided by financing activities for the three months ended October 31, 2014 was approximately $2.2 million as compared to $1.9 million for the three months ended October 31, 2013. The increase in fiscal year 2015 was due to higher proceeds from the issuance of common stock of $0.6 million offset by a net decrease in borrowings of $0.3 million under the Credit Agreement.

The Company continues to review all operating units to further reduce annual operating expenditures in fiscal 2015. While operating results at the Life Sciences and Clinical Labs segments continue to improve there can be no assurance that Life Sciences and Clinical Labs will be able to sustain these results and if not, it may be required for the Life Sciences segment to record additional impairments of its intangible assets. The Company believes that its current cash and cash equivalents level, utilization of the Controlled Equity Offering program disclosed in Note 9 to the financial statements, which has resulted in net proceeds of $2.6 million for the three months ended October 31, 2014 and $11.5 million during the 2014 fiscal year, and available borrowings under the aforementioned Revolving Loan and Security Agreement disclosed in Note 6 to the financial statements for the quarter ended October 31, 2014 are sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources of funds. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

See our Form 10-K for the fiscal year ended July 31, 2014 for Forward Looking Cautionary Statements.

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2014.

Management is not aware of any material claims, disputes or settled matters concerning third party reimbursement that would have a material effect on our financial statements, except as disclosed in Note 13 to the Consolidated Financial Statement.

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Three months ended October 31, 2014		Three months ended October 31, 2013
Revenue category
Third-party payer	$8,713	55%	$7,019	47%
Medicare	3,222	20	3,262	22
Patient self-pay	2,664	17	3,144	21
HMO’s	1,223	8	1,435	10
Total	$15,822	100%	$14,860	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Note 13 in the Notes to Consolidated Financial Statements.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 26% and 22% of the Clinical Labs segment net revenue for the three months ended October 31, 2014 and 2013 respectively.

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

During the three months ended October 31, 2014 and 2013, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 85.3% and 85.1%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $1.0 million for the three months ended October 31, 2014 and 2013, and a change in the net accounts receivable of approximately $0.5 million as of October 31, 2014.

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
23

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At October 31, 2014 and July 31, 2013, approximately 58% and 60%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which $1.2 million or 23% represents foreign receivables as of October 31, 2014 and July 31, 2014, includes royalty receivables of $1.2 and $1.0 million, as of October 31, 2014 and July 31, 2014, respectively, from Qiagen Corporation.

Net accounts receivable

Billing category	As of October 31, 2014		As of July 31, 2014
Clinical Labs
Third party payers	$3,229	45%	$3,499	46%
Patient self-pay	2,382	33	2,193	29
Medicare	1,329	18	1,558	21
HMO’s	291	4	280	4
Total Clinical Labs	7,231	100%	7,530	100%
Total Life Sciences	5,148		4,940
Total accounts receivable	$12,379		$12,470

Changes in the Company’s allowance for doubtful accounts are as follows:

	October 31, 2014	July 31, 2014

Beginning balance	$2,142	$2,707
Provision for doubtful accounts	541	3,063
Write-offs, net	(607)	(3,628)
Ending balance	$2,076	$2,142

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

During the three months ended October 31, 2014 and 2013, the Company determined an allowance for doubtful accounts less than 210 days and wrote off 100% of accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of October 31, 2014	Total	%	Third Party Payers	%	Medicare Payers	%	Self Pay	%	HMO’s	%
1-30 days	$26,510	54%	$15,309	51%	$4,818	54%	$2,830	46%	$3,553	95%
31-60 days	5,507	11%	3,099	10%	684	8%	1,677	27%	47	1%
61-90 days	3,784	8%	1,946	7%	600	7%	1,184	19%	54	1%
91-120 days	3,266	7%	2,083	7%	598	7%	562	9%	23	1%
121-150 days	2,276	5%	1,693	6%	554	6%	2	0%	27	1%
Greater than 150 days*	7,345	15%	5,735	19%	1,673	18%	(88)	-1%	25	1%
Totals	$48,688	100%	$29,865	100%	$8,927	100%	$6,167	100%	$3,729	100%

As of July 31, 2014	Total	%	Medicare Payers	%	Third Party Payers	%	Self Pay	%	HMO’s	%
1-30 days	$29,762	58%	$17,786	55%	$5,475	57%	$2,871	48%	$3,630	96%
31-60 days	5,689	11%	3,210	10%	819	9%	1,624	27%	36	1%
61-90 days	4,541	9%	2,519	8%	826	9%	1,172	20%	24	1%
91-120 days	3,669	7%	2,140	7%	1,093	11%	409	7%	27	1%
121-150 days	2,218	4%	1,690	5%	514	5%	(3)	0%	17	0%
Greater than 150 days**	5,672	11%	4,841	15%	888	9%	(109)	-2%	52	1%
Totals	$51,551	100%	$32,186	100%	$9,615	100%	$5,964	100%	$3,786	100%

*	Total includes $2,987 fully reserved over 210 days as of October 31, 2014.

**	Total includes $2,788 fully reserved over 210 days as of July 31, 2014.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates resulting from acquisitions with foreign locations (See Item 1A. Risk Factors section of the Form 10-K for the fiscal year ended July 31, 2014) that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at October 31, 2014, our assets and liabilities would decrease by $0.6 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $1.0 million and $0.2 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $0.8 million on an annual basis.

Interest Rate Risk

We are exposed to interest rate risk with our variable rate Credit Agreement which bears interest at the three month LIBOR with a floor of 1.25% plus 4% per annum. A 3% change in the LIBOR rate would impact our interest expense by $0.1 million.

As of October 31, 2014, we have fixed interest rate financing on transportation and equipment leases.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2014 filed with the Securities and Exchange Commission, other than as noted in Note 13 to the Consolidated Financial Statements as of October 31, 2014.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: December 9, 2014	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

