Form 10-Q
period 2015-01-31
ENZO BIOCHEM INC
filed 2015-03-12
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

Yes ☐ No ☒

As of March 2, 2015, the Registrant had approximately 45,374,000 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
January 31, 2015

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	January 31, 2015 (unaudited)	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$15,346	$17,455
Accounts receivable, net of allowances	11,795	12,470
Inventories	8,283	8,690
Prepaid expenses and other	1,593	2,121
Total current assets	37,017	40,736

Property, plant and equipment, net	7,567	7,730
Goodwill	7,452	7,452
Intangible assets, net	7,122	8,108
Other assets	385	385
Total assets	$59,543	$64,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable	$3,013	$3,013
Accounts payable – trade	6,840	8,245
Accrued liabilities	12,007	12,917
Other current liabilities	830	790
Total current liabilities	22,690	24,965

Deferred taxes	119	183
Other liabilities	1,872	2,313
Total liabilities	$24,681	$27,461

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 45,374,074 at January 31, 2015 and 44,239,183 at July 31, 2014	454	443
Additional paid-in capital	322,738	317,160
Accumulated deficit	(290,217)	(282,397)
Accumulated other comprehensive income	1,887	1,744
Total stockholders’ equity	34,862	36,950
Total liabilities and stockholders’ equity	$59,543	$64,411

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Revenues:
Clinical laboratory services	$14,725	$13,848	$30,547	$28,707
Product revenues	7,723	8,054	15,725	15,717
Royalty and license fee income	644	1,026	1,644	2,637
Total revenues	23,092	22,928	47,916	47,061

Operating expenses:
Cost of clinical laboratory services	9,246	9,292	19,376	19,001
Cost of product revenues	3,818	3,865	7,513	7,712
Research and development	834	832	1,625	1,649
Selling, general, and administrative	9,670	10,084	19,955	20,612
Provision for uncollectible accounts receivable	601	912	1,142	1,784
Legal fee expense	2,804	1,496	5,270	2,877
Total operating expenses	26,973	26,481	54,881	53,635

Operating loss	(3,881)	(3,553)	(6,965)	(6,574)

Other income (expense):
Interest	(49)	(52)	(118)	(114)
Other	(17)	15	2	76
Foreign exchange (loss) gain	(259)	20	(731)	317
Loss before income taxes	(4,206)	(3,570)	(7,812)	(6,295)
Benefit (provision) for income taxes	115	4	(8)	(58)
Net loss	$(4,091)	$(3,566)	$(7,820)	$(6,353)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.09)	$(0.17)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	45,000	41,887	44,782	41,472

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Net loss	$(4,091)	$(3,566)	$(7,820)	$(6,353)
Other comprehensive income (loss):
Foreign currency translation adjustments	35	(47)	143	(91)
Comprehensive loss	$(4,056)	$(3,613)	$(7,677)	$(6,444)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six months ended January 31, 2015

(UNAUDITED)

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2014	44,239,183	$443	$317,160	$(282,397)	$1,744	$36,950
Net loss for the period ended January 31, 2015	—	—	—	(7,820)	—	(7,820)
Vesting of restricted stock	8,087	—	—	—	—	—
Share-based compensation charges	—	—	203	—	—	203
Net proceeds from issuance of common stock (net of expenses of $169)	1,126,804	11	5,330	—	—	5,341
Amortization of options in lieu of payment of cash bonuses	—	—	45	—	—	45
Foreign currency translation adjustments	—	—	—	—	143	143
Balance at January 31, 2015	45,374,074	$454	$322,738	$(290,217)	$1,887	$34,862

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended January 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,820)	$(6,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,014	1,099
Amortization of intangible assets	859	928
Provision for uncollectible accounts receivable	1,142	1,784
Deferred income tax benefit	(48)	(50)
Share-based compensation charges	203	212
Accrual for share-based 401(k) employer match expense	296	319
Foreign exchange loss (gain)	570	(319)

Changes in operating assets and liabilities:
Accounts receivable	(524)	(1,333)
Inventories	306	(381)
Prepaid expenses and other	524	512
Accounts payable – trade	(1,423)	345
Accrued liabilities, other current liabilities and other liabilities	(1,571)	(1,467)
Total adjustments	1,348	1,649

Net cash used in operating activities	(6,472)	(4,704)

Cash flows from investing activities:
Capital expenditures	(653)	(444)
Security deposits and other	—	(28)
Net cash used in investing activities	(653)	(472)

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,341	4,244
Proceeds from borrowings under Credit Agreement	43,362	36,614
Repayments under Credit Agreement	(43,362)	(36,965)
Installment loan and capital lease obligation payments	(230)	(181)
Net cash provided by financing activities	5,111	3,712

Effect of exchange rate changes on cash and cash equivalents	(95)	78

Decrease in cash and cash equivalents	(2,109)	(1,386)
Cash and cash equivalents - beginning of period	17,455	9,007
Cash and cash equivalents - end of period	$15,346	$7,621

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2015
and for the six months ended January 31, 2015 and 2014

(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of January 31, 2015, the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and six months ended January 31, 2015 and 2014, the consolidated statements of cash flows for the six months ended January 31, 2015 and 2014, and the consolidated statement of stockholders’ equity for the six months ended January 31, 2015 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2014 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015.

Note 2 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares if any, consisting of outstanding stock options and unvested restricted stock is determined using the treasury stock method. Diluted weighted average shares outstanding for the three and six months ended January 31, 2015 and 2014, as a result of the net loss for each period, do not include the potential common shares from stock options and unvested restricted stock because to do so would be antidilutive, and as such is the same as basic weighted average shares outstanding.

During the three and six months ended January 31, 2015, potential shares from unvested restricted stock excluded from the computation of diluted net loss per share were approximately zero and 18,000 shares, respectively. During the three and six months ended January 31, 2014, potential shares from unvested restricted stock excluded from the computation of diluted net loss per share were approximately zero and 22,000 shares, respectively.

For the three and six months ended January 31, 2015, potential shares for “in the money” stock options excluded from the computation of diluted net loss per share were approximately 411,000 and 438,000 shares, respectively. For the three and six months ended January 31, 2014, there were no potential shares for “in the money” stock options excluded from the computation of diluted net loss per share.

For the three and six months ended January 31, 2015 the effect of approximately 52,000 and 97,000 shares respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. For the three and six months ended January 31, 2014 the effect of approximately 1,341,000 and 1,032,000 shares respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

Note 3 - Supplemental disclosure for statement of cash flows

For the six months ended January 31, 2015 and 2014, income taxes paid by the Company were $37 and $17, respectively.

For the six months ended January 31, 2015 and 2014, interest paid by the Company was $101 and $98, respectively.

For the six months ended January 31, 2015 and 2014, the Company financed $57 and $154 respectively, in machinery and transportation equipment under installment loans.

During the six months ended January 31, 2015, there was a total of $155 in capital lease agreements. During the six months ended January 31, 2014, the Company did not enter into any capital lease agreements.

During the six months ended January 31, 2015, the Company recorded $45 in additional paid in capital and reduced accrued liabilities by the same amount for options previously issued in lieu of cash payment of certain incentive compensation awards.

Note 4 - Inventories

Inventories consist of the following:

	January 31, 2015	July 31, 2014
Raw materials	$1,086	$1,092
Work in process	2,285	2,460
Finished products	4,912	5,138
	$8,283	$8,690

Note 5 – Goodwill and intangible assets

At January 31, 2015 and July 31, 2014, the Company’s net carrying amount of goodwill, related to the Clinical Labs segment, is $7,452.

The Company’s change in the net carrying amount of intangible assets, all of which is included in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2014	$28,478	$(20,370)	$8,108
Amortization expense	—	(859)	(859)
Foreign currency translation	(442)	315	(127)
January 31, 2015	$28,036	$(20,914)	$7,122

Intangible assets consist of the following:

	January 31, 2015			July 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,793)	$234	$11,027	$(10,775)	$252
Customer relationships	12,343	(6,943)	5,400	12,602	(6,565)	6,037
Website and acquired content	1,027	(1,027)	—	1,037	(1,037)	—
Licensed technology and other	511	(422)	90	537	(434)	103
Trademarks	3,128	(1,729)	1,398	3,275	(1,559)	1,716
Total	$28,036	$(20,914)	$7,122	$28,478	$(20,370)	$8,108
9

At January 31, 2015, information with respect to intangibles assets acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	5.5 years
Trademarks	5 years	2.5 years
Other intangibles	4-5 years	0.5 year

At January 31, 2015, the weighted average useful life of amortizable intangible assets is approximately four and half years.

Note 6 - Loan Payable

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and Healthcare Finance Group, LLC (the “Lender).The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Lab and Life Science segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. Debt issuance costs of $281 are being amortized over the life of the Credit Agreement. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, or the Lender requires a reserve, the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances, payable monthly, is based on the three month LIBOR rate, with a floor of 1.25% plus an applicable margin of 4.0%, In the event of any default, the interest rate may be increased 3.0% over the current rate. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the Credit Agreement. The Credit Agreement requires a minimum borrowing of $2.0 million. At January 31, 2015 and July 31, 2014, the borrowings under the Credit Agreement related to the Clinical Labs and Life Sciences receivables aggregated $3.0 million with an additional availability of $1.9 million at January 31, 2015.

The Company’s obligations under the Credit Agreement are secured by primarily all the unencumbered U.S. assets of the Company, excluding buildings and intellectual property which the Lender has a negative pledge, and the capital stock of subsidiaries. The Credit Agreement includes customary affirmative and negative covenants and events of default and requires maximum levels of cash usage and minimum levels of liquidity, as defined, and provides for increased liquidity levels if operating results are not achieved. Negative covenants include among others, limitations on additional debt, liens, loans or investments, distributions, asset sales and affiliate transactions. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material change in business, breach of representations, bankruptcy and insolvency, material judgments and changes in control. As of January 31, 2015, the Company is in compliance with the financial covenants.

Note 7 – Accrued Liabilities and Other Current Liabilities

Accrued liabilities consist of the following:

	January 31, 2015	July 31, 2014
Legal fee expense	5,808	4,721
Payroll, benefits, and commissions	$3,116	$4,959
Professional fees	627	638
Research and development	400	400
Other	2,056	2,199
	$12,007	$12,917

Other current liabilities consist of the following:

	January 31, 2015	July 31, 2014
Accrued legal settlement	$400	$400
Installment loans	281	241
Capital lease obligations	149	149
	$830	$790
10

Note 8 – Other Liabilities

Other liabilities consist of the following:

	January 31, 2015	July 31, 2014
Accrued legal settlement	$1,200	$1,600
Capital lease obligations, net of short term	287	344
Installment loans, net of short term	385	369
	$1,872	$2,313

As of January 31, 2015, future minimum payments under the capital leases, net of interest of $45 aggregates $567, including a short term debt portion of $149 included in other current liabilities. Future minimum payments under the installment loans aggregate $575, including a short term portion of $281 included in other current liabilities. A total of $1.2 million was recorded as accrued legal settlement which is further discussed in Note 13 - Contingencies.

Note 9 – Stockholders’ Equity

Controlled Equity Offering

On March 28, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “Shares”). The Company will pay Cantor a commission of 3.0% of the aggregate gross proceeds received under the Sales Agreement. The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. The Shares were initially issued pursuant to the Company’s Registration Statement on Form S-3 which was declared effective on August 5, 2010 and a prospectus supplement, dated March 28, 2013, and more recently under the Company’s current Registration Statement on Form S-3 which was declared effective on August 13, 2013 and a prospectus supplement dated August 1, 2013, filed by the Company with the Securities and Exchange Commission (the “SEC”).

During the six months ended January 31, 2015, the Company sold an aggregate of 1,126,804 shares of Common Stock under the Sales Agreement at an average price of $4.89 per share and received proceeds of approximately $5.3 million, net of expenses of $169. For the six months ended January 31, 2014, the Company sold an aggregate of 1,686,413 shares of Common Stock under the Sales Agreement at an average price of $2.59 per share and received proceeds of approximately $4.2 million, net of expenses of $131.

On December 31, 2014, the Sales Agreement was amended in order for the Company to offer and sell, through Cantor, acting as agent, additional shares of Common Stock having an aggregate offering price of $20.0 million.  In connection with the amendment to the Sales Agreement, the Company also filed with the SEC a prospectus supplement dated December 31, 2014.  As of January 31, 2015, the Company still had Common Stock remaining available for sale pursuant to the Sales Agreement and the prior prospectus supplement dated August 1, 2013.

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

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Stock options	$91	$63	$176	$110
Restricted stock	14	46	27	102
	$105	$109	$203	$212

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014
Cost of clinical laboratory services	$2	$2	$3	$4
Research and development	1	—	2	1
Selling, general and administrative	102	107	198	207
	$105	$109	$203	$212

No excess tax benefits were recognized during the six month periods ended January 31, 2015 and 2014.

Stock Option Plans

The following table summarizes stock option activity during the six month period ended January 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2014	1,155,910	$5.03
Awarded	383,873	$3.57
Exercised	—	$—
Cancelled or expired	(180,900)	$16.82
Outstanding at end of period	1,358,883	$3.06	3.0 years	$602
Exercisable at end of period	777,022	$2.89	1.8 years	$301

As of January 31, 2015, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $0.7 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is twenty-one months.

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options that vested.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s unvested restricted stock awards for the six months ended January 31, 2015 is as follows:

	Awards	Weighted Average Award Price
Outstanding at July 31, 2014	42,502	$5.74
Awarded	3,000	$5.62
Vested	(8,087)	$(1.86)
Forfeited	(5,250)	$(3.31)
Unvested at end of period	32,165	$7.09

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of January 31, 2015, there was approximately $0.1 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of approximately eighteen months.

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 1,298,000 shares as of January 31, 2015.

The fair value of the awards that vested during the six months ended January 31, 2015 and 2014 was $43 and $381, respectively.

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate benefit for the three months ended January 31, 2015 was 2.7% compared to a deminimus benefit during the three months ended January 31, 2014. The Company’s effective tax rate provision was deminimus for the six months ended January 31, 2015 and 2014. The tax provision or benefit for the periods was based on state, local and foreign taxes, net of the benefit for amortization of foreign intangibles. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company files a consolidated Federal income tax return. The Company files combined returns with California, Michigan and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns. With few exceptions, the periods that remain subject to examination are fiscal years ended July 31, 2011 through July 31, 2014.

Note 11 – Royalty and licensing income

The Company’s Life Science segment has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the three months ended January 31, 2015 and 2014, the Company recorded royalty income under the agreement of approximately $0.6 million and $1.0 million respectively. During the six months ended January 31, 2015 and 2014, the Company recorded royalty income under the agreement of approximately $1.6 million and $2.6 million respectively.

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

Legal fee expense incurred to defend the Company’s intellectual property and other general corporate matters is considered a component of the Other segment. Legal fee expense specific to other segments’ activities has been allocated to those segments.

Management of the Company assesses assets on a consolidated basis only and, therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014.

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2015

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$14,725	—	—	—	$14,725
Product revenues	—	$7,723	—	—	7,723
Royalty and license fee income	—	644	—	—	644
	14,725	8,367	—	—	23,092
Operating expenses:
Cost of clinical laboratory services	9,246	—	—	—	9,246
Cost of product revenues	—	3,818	—	—	3,818
Research and development	—	635	$199	—	834
Selling, general and administrative	5,089	2,704	—	$1,877	9,670
Provision for uncollectible accounts receivable	658	(57)	—	—	601
Legal fee expense	41	(53)	—	2,816	2,804
Total operating expenses	15,034	7,047	199	4,693	26,973

Operating income (loss)	(309)	1,320	(199)	(4,693)	(3,881)

Other income (expense)
Interest	(12)	5	—	(42)	(49)
Other	4	(29)	—	8	(17)
Foreign exchange loss	—	(259)	—	—	(259)
Income (loss) before income taxes	$(317)	$1,037	$(199)	$(4,727)	$(4,206)

Depreciation and amortization included above	$357	$555	$1	$22	$935

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	$1	—	—	1
Selling, general and administrative	12	3	—	$87	102
Total	$14	$4	—	$87	$105

Capital expenditures	$338	$51	$—	$—	$389

Three months ended January 31, 2014

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$13,848	—	—	—	$13,848
Product revenues	—	$8,054	—	—	8,054
Royalty and license fee income	—	1,026	—	—	1,026
	13,848	9,080	—	—	22,928
Operating expenses:
Cost of clinical laboratory services	9,292	—	—	—	9,292
Cost of product revenues	—	3,865	—	—	3,865
Research and development	3	543	$286	—	832
Selling, general and administrative	4,981	3,318	—	$1,785	10,084
Provision for uncollectible accounts receivable	920	(8)	—	—	912
Legal fee expense	142	15	—	1,339	1,496
Total operating expenses	15,338	7,733	286	3,124	26,481

Operating income (loss)	(1,490)	1,347	(286)	(3,124)	(3,553)

Other income (expense)
Interest	(11)	3	—	(44)	(52)
Other	9	(6)	—	12	15
Foreign exchange gain	—	20	—	—	20
Income (loss) before income taxes	$(1,492)	$1,364	$(286)	$(3,156)	$(3,570)

Depreciation and amortization included above	$355	$621	$2	$24	$1,002

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	—	—	—	—
Selling, general and administrative	9	$5	—	$93	107
Total	$11	$5	—	$93	$109

Capital expenditures	$103	$7	$—	$—	$110

The following financial information represents the operating results of the reportable segments of the Company:

Six months ended January 31, 2015

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$30,547	—	—	—	$30,547
Product revenues	—	$15,725	—	—	15,725
Royalty and license fee income	—	1,644	—	—	1,644
	30,547	17,369	—	—	47,916
Operating expenses:
Cost of clinical laboratory services	19,376	—	—	—	19,376
Cost of product revenues	—	7,513	—	—	7,513
Research and development	—	1,183	$442	—	1,625
Selling, general and administrative	10,157	5,853	—	$3,945	19,955
Provision for uncollectible accounts receivable	1,189	(47)	—	—	1,142
Legal	131	(51)	—	5,190	5,270
Total operating expenses	30,853	14,451	442	9,135	54,881

Operating income (loss)	(306)	2,918	(442)	(9,135)	(6,965)

Other income (expense)
Interest	(39)	7	—	(86)	(118)
Other	6	(35)	—	31	2
Foreign exchange gain	—	(731)	—	—	(731)
Income (loss) before income taxes	$(339)	$2,159	$(442)	$(9,190)	$(7,812)

Depreciation and amortization included above	$714	$1,113	$2	$44	$1,873

Share-based compensation included in above:
Cost of clinical laboratory services	$3	—	—	—	$3
Research and development	—	$2	—	—	2
Selling, general and administrative	21	3	—	$174	198
Total	$24	$5	—	$174	$203

Capital expenditures	$589	$64	$—	$—	$653

Six months ended January 31, 2014

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$28,707	—	—	—	$28,707
Product revenues	—	$15,717	—	—	15,717
Royalty and license fee income	—	2,637	—	—	2,637
	28,707	18,354	—	—	47,061
Operating expenses:
Cost of clinical laboratory services	19,001	—	—	—	19,001
Cost of product revenues	—	7,712	—	—	7,712
Research and development	14	1,069	$566	—	1,649
Selling, general and administrative	10,031	6,813	—	$3,768	20,612
Provision for uncollectible accounts receivable	1,764	20	—	—	1,784
Legal	290	37	—	2,550	2,877
Total operating expenses	31,100	15,651	566	6,318	53,635

Operating income (loss)	(2,393)	2,703	(566)	(6,318)	(6,574)

Other income (expense)
Interest	(22)	8	—	(100)	(114)
Other	27	21	—	28	76
Foreign exchange gain	—	317	—	—	317
Income (loss) before income taxes	$(2,388)	$3,049	$(566)	$(6,390)	$(6,295)

Depreciation and amortization included above	$710	$1,262	$6	$49	$2,027

Share-based compensation included in above:
Cost of clinical laboratory services	$4	—	—	—	$4
Research and development	—	$1	—	—	1
Selling, general and administrative	19	9	—	$179	207
Total	$23	$10	—	$179	$212

Capital expenditures	$362	$82	$—	$—	$444

Note 13 – Contingencies

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., which became Life Technologies, Inc. (NASDAQ:LIFE) and was acquired by Thermo Fisher Scientific, Inc. (NYSE:TMO) on February 3, 2014. The complaint alleged infringement of six patents relating to DNA sequencing systems, labeled nucleotide products, and other technology. Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. On November 12, 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid. The jury awarded $48.5 million for this infringement. On January 6, 2014, the judge awarded prejudgment interest of approximately $12.5 million and additional post-interest on the full amount will also be awarded starting November 7, 2012 until the total award is satisfied. The final award to Enzo could be reduced or be subject to possible claims from third parties. On February 3, 2014, Life Technologies filed a notice of appeal and the case was argued before the Court of Appeals for the Federal Circuit on November 6, 2014. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

As of August 1, 2014, the Company was engaged in litigation in the United States District Court for the Southern District of New York against two parties (and certain of their related companies), Roche Diagnostic GmbH (“Roche”), as plaintiff and declaratory judgment defendant, and Molecular Probes, Inc. (“Molecular Probes”). These cases were commenced in May 2004 and May 2003, respectively. The Company has asserted similar (with some differences) causes of action against Roche and Molecular Probes in these two cases, with the exception of a breach of contract claim only asserted against Roche. Roche seeks a declaratory judgment of non-breach and patent invalidity, while Molecular Probes seeks a declaratory judgment of patent invalidity against the Company. Roche has also asserted tort claims against the Company. The two cases were consolidated for pre-trial purposes in 2004 and there has been extensive discovery. In 2011, Roche and Molecular Probes moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, those motions were granted in part and denied in part. In December 2012, Roche and Molecular Probes moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. On December 6, 2013, the Court granted in part and denied in part Roche’s summary judgment motion. On October 22, 2014, the Court ordered that damages discovery concerning the Company’s remaining contract and patent claims and Roche’s claims should be completed by January 30, 2015, and expert discovery should be completed following the Court’s not-yet-issued claim construction ruling relating to two of the Company’s patents asserted against Roche. Roche dropped its tort claims during damages discovery. On January 30, 2014, Roche and the Company jointly moved the Court to extend the schedule for damages discovery until 50 days after the Court’s rulings on two pending motions concerning discovery. Also on December 6, 2013, the Court granted Molecular Probes’ motion for summary judgment dismissing the Company’s non-patent claims and its claims concerning one of its patents. The Company continues to assert patent infringement claims against Molecular Probes. On December 18, 2014, the Court ordered that damages discovery concerning the Company’s remaining patent claims and Molecular Probes’ counterclaims should be completed by March 31, 2015, and expert discovery should be completed by June 30, 2015. The Company’s former counsel, Greenberg Traurig LLP, is also engaged in litigation against the Company in the United States District Court for the Southern District of New York concerning Greenberg Traurig’s request for a charging lien relating to its representation of the Company in these two and other cases.

On June 20, 2014 the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (formerly known as PerkinElmer Life Sciences, Inc.) (together, “PerkinElmer”), with respect to an action between the Company and PerkinElmer before the U.S. District Court, Southern District of New York, Case No 03-CV-3817. PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former counsel’s motion requesting a charging lien for fees allegedly owed for past services rendered to the Company. Because the settlement proceeds are held in escrow, the Company did not include the settlement or any additional amounts which may be payable to the attorney in the financial statements as of and for the fiscal year ended July 31, 2014 or for the six months ended January 31, 2015.

As previously disclosed, in 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation came to focus primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. The time period initially covered by the investigation was from 2004 through 2011. In response to the Subpoena, the Company cooperated with the government. On September 22, 2014, the Company and the U.S. Department of Justice reached a settlement agreement to resolve this matter, in substantive form as disclosed in the Company’s fiscal quarter ended April 30, 2014. During the quarter ended April, 30, 2014, the Company recorded a charge of $2.0 million in the statement of operations under legal settlements, net within the Clinical Labs segment. The settlement amount will be paid with interest over a five-year period. As of January 31, 2015, the Company carried a balance of $0.4 million as other current liabilities and $1.2 million as a non-current liability. Under certain circumstances, the Company may be required to accelerate payments and/or pay up to an additional $1.5 million based upon (i) a favorable recovery and collection related to the judgment in the Life Technologies matter discussed above, (ii) receipt of additional capital greater than $10.0 million in a fiscal year (in that case, the Company is required to pay 20% of any amount over $10.0 million plus interest, or (iii) sale of the Company. The final settlement covers the time period 2004-2014.

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

Results of Operations
Three months ended January 31, 2015 compared to January 31, 2014
(in 000s)

Comparative Financial Data for the Three Months Ended January 31,

Revenues:	2015	2014	Increase (Decrease)	% Change

Clinical laboratory services	$14,725	$13,848	$877	6%
Product revenues	7,723	8,054	(331)	(4)
Royalty and license fee income	644	1,026	(382)	(37)
Total revenues	23,092	22,928	164	1

Operating expenses:
Cost of clinical laboratory services	9,246	9,292	(46)	—
Cost of product revenues	3,818	3,865	(47)	(1)
Research and development	834	832	(2)	—
Selling, general, and administrative	9,670	10,084	(414)	(4)
Provision for uncollectible accounts receivable	601	912	(311)	(34)
Legal fee expense	2,804	1,496	1,308	87
Total operating expenses	26,973	26,481	492	2

Operating loss	(3,881)	(3,553)	(328)	9

Other income (expense):
Interest	(49)	(52)	3	6
Other	(17)	15	(32)	**
Foreign exchange (loss) gain	(259)	20	(279)	**
Loss before income taxes	$(4,206)	$(3,570)	$(636)	(18)

** not meaningful

Consolidated Results:

The “2015 period” and the “2014 period” refer to the three months ended January 31, 2015 and 2014, respectively.

Clinical laboratory services revenues for the 2015 period were $14.7 million compared to $13.8 million in the 2014 period, an increase of $0.9 million or 6%. The increase was driven by incremental growth in high value molecular testing.

Product revenues for the 2015 period were $7.7 million compared to $8.1 million in the 2014 period, a decrease of $0.3 million or 4%. The decrease was primarily due to the negative impact of translating revenues denominated in the euro, pound sterling and Swiss franc. During the 2015 period, each of these currencies depreciated versus the US dollar. Excluding the impact of foreign exchange translation, revenues in the 2015 period was essentially unchanged versus the 2014 period.

Royalty and license fee income for the 2015 period was $0.6 million compared to $1.0 million in the 2014 period, a decrease of $0.4 million or 37%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. Qiagen has experienced declines in its US sales of HPV products which in turn reduces our royalty income. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2015 period was $9.2 million compared to $9.3 million in the 2014 period, a decrease of $0.1 million.

The cost of product revenues during both the 2015 and 2014 periods was $3.8 million. Gross profit margins in the 2015 and 2014 periods were 51% and 52% respectively, essentially unchanged.

Research and development expenses were approximately $0.8 million during both the 2015 and 2014 periods. Higher expenses in the Life Sciences segment offset lower expenses in the Therapeutics segment.

Selling, general and administrative expenses were $9.7 million during the 2015 period and $10.1 million during the 2014 period, a decrease of $0.4 million or 4%. In the Enzo Life Sciences segment, selling, general and administrative decreased $0.6 million due to the effect of business realignments occurring in fiscal 2014 resulting in lower payroll and related costs, lower depreciation and amortization, and lower marketing costs. Other segment selling, general and administrative increased $0.1 million, primarily due to salary and related costs and professional and other fees. The Clinical Lab segment selling, general and administrative also increased $0.1 million.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $0.6 million for the 2015 period as compared to $0.9 million in the 2014 period, a decrease of $0.3 million or 34%. The decrease is primarily due to improved collection procedures in the Clinical Labs segment.

Legal fee expense was $2.8 million during the 2015 period compared to $1.5 million in the 2014 period, an increase of $1.3 million or 87% due to increased legal fees and related costs associated with patent litigation.

During the 2015 period, the loss on foreign exchange transactions was $0.3 million as compared to an insignificant gain in the 2014 period, resulting in an unfavorable change of $0.3 million. The Company has loans and receivables with its foreign subsidiaries which may be denominated in US dollars or a foreign currency. When re-measuring these amounts into the respective entities’ functional currency, the Company recognizes a loss if those foreign currencies, including the Swiss Franc, Euro and British pound depreciate relative to the US dollar during the period and a gain if those foreign currencies appreciate relative to the US dollar. The loss during the 2015 period was due to the Euro and British pound depreciation versus the US dollar of 10% and 5% respectively, partially offset by a 4% appreciation of the Swiss franc.

Segment Results

Clinical Labs

The Clinical Labs segment incurred a loss of $0.3 million before income taxes in the 2015 period as compared to a loss of $1.5 million in the 2014 period, an improvement of $1.2 million. Revenue from laboratory services increased by $0.9 million due to growth in high value molecular testing. The 2015 period gross profit of $5.5 million increased $0.9 million as a result of the higher revenues and ongoing process improvement resulting in a slight decrease in the costs of services. The provision for uncollectible accounts receivable decreased by $0.3 million due to continued process review and improvement.

Life Sciences

The Life Sciences segment’s income before taxes was $1.0 million for the 2015 period as compared to $1.4 million for the 2014 period, a decrease of $0.3 million. The segment’s gross profit was $4.5 million in the 2015 period, as compared $5.2 million in the 2014 period, a decrease of $0.7 million due to the $0.4 million decrease in royalty and license fee income, and the decline in product revenues. The segment’s selling, general and administrative expense decreased $0.6 million due to the effect of business realignments occurring in fiscal 2014 resulting in lower payroll and related costs, lower depreciation and amortization, and lower marketing costs. Due to the depreciation of foreign currencies versus the US dollar, including the Euro and British pound during the 2015 period, the foreign currency loss was $0.3 million compared to a slight gain in the 2014 period, resulting in an unfavorable change of $0.3 million.

Therapeutics

Therapeutics loss before income taxes was approximately $0.2 million in the 2015 period and $0.3 million in the 2014 period, due to lower personnel costs.

Other

The Other loss before taxes in the 2015 period was approximately $4.7 million as compared to $3.1 million in the 2014 period, an increase of $1.6 million primarily from the increase in legal fee expense and related costs associated with patent litigation.

Results of Operations
Six months ended January 31, 2015 as compared to January 31, 2014
(in 000s)

	2015	2014	Increase (Decrease)	% Change

Revenues:
Clinical laboratory services	$30,547	$28,707	$1,840	6%
Product revenues	15,725	15,717	8	—
Royalty and license fee income	1,644	2,637	(993)	(38)
Total revenues	47,916	47,061	855	2

Operating expenses:
Cost of clinical laboratory services	19,376	19,001	375	2
Cost of product revenues	7,513	7,712	(199)	(3)
Research and development	1,625	1,649	(24)	(1)
Selling, general, and administrative	19,955	20,612	(657)	(3)
Provision for uncollectible accounts receivable	1,142	1,784	(642)	(36)
Legal	5,270	2,877	2,393	83
Total operating expenses	54,881	53,635	1,246	2

Operating loss	(6,965)	(6,574)	(391)	6

Other income (expense):
Interest	(118)	(114)	(4)	(4)
Other	2	76	(74)	**
Foreign currency gain	(731)	317	(1,048)	**
Loss before income taxes	$(7,812)	$(6,295)	$(1,517)	(24)

** not meaningful

Consolidated Results:

The “2015 period” and the “2014 period” refer to the six months ended January 31, 2015 and 2014, respectively.

Clinical laboratory services revenues for the 2015 period were $30.5 million compared to $28.7 million in the 2014 period. The 2015 period’s increase over the 2014 period was $1.8 million or 6% due to growth in high value molecular testing.

Product revenues in both the 2015 and 2014 periods were $15.7 million. Revenues in the 2015 period were adversely affected by the strengthening of the US dollar versus the Euro, British pound and Swiss franc which when translated to US dollars adversely affected product revenues by approximately $0.3 million. The gross profit margin was 52% in the 2015 period versus 51% in the 2014 period, due to higher sales volume of our proprietary drug discovery and genomics kits, partially offset by declines in our non-proprietary product lines for which royalties are paid.

Royalty and license fee income during the 2015 period was $1.6 million compared to $2.6 million in the 2014 period a decrease of $1.0 million or 38%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. Qiagen has experienced declines in its US sales of HPV products which in turn reduces our royalty income. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2015 period was $19.4 million as compared to $19.0 million in the 2014 period, an increase of $0.4 million or 2%.

The cost of product revenues during the 2015 period was $7.5 million compared to $7.7 million in the 2014 period, a decrease of $0.2 million or 3% and was positively impacted by an increase in sales of manufactured products at higher margins.

Research and development expenses were approximately $1.6 million during both the 2015 and 2014 periods. Higher expenses in the Life Sciences segment offset lower expenses in the Therapeutics segment

The Company’s selling, general and administrative expenses were approximately $20.0 million during the 2015 period and $20.6 million during the 2014 period, a decrease of $0.6 million or 3%. The Enzo Life Sciences segment selling, general and administrative decreased by $1.0 million due to the positive effects from the business realignments occurring in fiscal 2014 resulting in lower payroll, depreciation and amortization, and marketing costs. The Other selling general and administrative increased by $0.2 million, primarily due to payroll related costs of $0.2 million. The Clinical Lab segment selling general and administrative increased by $0.1 million.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $1.2 million for the 2015 period as compared to $1.8 million in the 2014 period, a decrease of $0.6 million or 36% and is due to improved collection procedures in the Clinical Labs segment.

Legal expense was $5.3 million in the 2015 period compared to $2.9 million in the 2014 period, an increase of $2.4 million or 83% due to increased legal fees and related costs associated with patent litigation.

Interest expense was $0.1 million during both the 2015 and 2014 periods and is primarily due to interest incurred on the credit agreement.

During the 2015 period, the loss on foreign exchange transactions was $0.7 million as compared a gain in the 2014 period of $0.3 million, an unfavorable change of $1.0 million. The Company has loans and receivables with its foreign subsidiaries which may be denominated in US dollars or a foreign currency. When re-measuring these amounts into the respective entities’ functional currency, the Company recognizes a loss if those foreign currencies, including the Swiss Franc, Euro and British pound depreciate relative to the US dollar during the period and a gain if those foreign currencies appreciate relative to the US dollar. During the 2015 period, those currencies depreciated between 1.6% and 15.5% relative to the US dollar. During the 2014 period, those currencies appreciated relative to the US dollar.

Segment Results

Clinical Labs

Clinical laboratory services revenues for the 2015 period were $30.5 million compared to $28.7 million in the 2014 period. The increase over the 2014 period was $1.8 million or 6% due to growth in high value molecular testing. The cost of clinical laboratory services during the 2015 period was $19.4 million as compared to $19.0 million in the 2014 period, an increase of $0.4 million or 2%. The increase was due to increased reference lab expense due to the growth is high value molecular testing. The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $1.2 million for the 2015 period as compared to $1.8 million in the 2014 period. The decrease is primarily due to an improve collection procedures and process improvement.

Life Sciences

The Life Sciences segment’s income before taxes was $2.2 million for the 2015 period as compared to $3.0 million for the 2014 period, a decrease of $0.8 million. The segment’s gross profit was $9.9 million in the 2015 period, as compared $10.6 million in the 2014 period, a decrease of $0.7 million due primarily to the $1.0 million decrease in royalty and license fee income. The segment’s selling, general and administrative expense decreased $1.0 million due to the effect of business realignments occurring in fiscal 2014 resulting in lower payroll and related costs, lower depreciation and amortization, and lower marketing costs. Due to the depreciation of foreign currencies versus the US dollar, including the Euro and British pound during the 2015 period, the foreign currency loss was $0.7 million compared to a $0.3 million gain in the 2014 period, resulting in an unfavorable change of $1.0 million.

Therapeutics

Therapeutics loss before income taxes was approximately $0.4 million in the 2015 period and $0.6 million in the 2014 period, due to lower personnel costs.

Other

The Other loss before taxes in the 2015 period was approximately $9.2 million as compared to $6.4 million in the 2014 period, an increase of $2.8 million primarily from the increase in legal fee expense and related costs associated with patent litigation.

Liquidity and Capital Resources

At January 31, 2015, the Company had cash and cash equivalents of $15.3 million of which $0.4 million was in foreign accounts, as compared to cash and cash equivalents of $17.5 million, of which $1.1 million was in foreign accounts at July 31, 2014. It is the Company’s current intent to permanently reinvest foreign funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $14.3 million at January 31, 2015 compared to $15.8 million at July 31, 2014. The decrease in working capital of $1.5 million was primarily due to the net loss and changes in net operating assets and liabilities, offset by proceeds from issuance of common stock.

Net cash used in operating activities for the six months ended January 31, 2015 was approximately $6.5 million as compared to $4.7 million for the six months ended January 31, 2014. The increase in the 2015 period of approximately $1.8 million was primarily due to the increase in net loss of $1.5 million and changes in operating assets and liabilities of $0.4 million.

Net cash used in investing activities for the six months ended January 31, 2015 and 2014 was approximately $0.7 million and $0.5 million, respectively.

Net cash provided by financing activities for the six months ended January 31, 2015 was approximately $5.1 million as compared to $3.7 million for the six months ended January 31, 2014. The increase of $1.4 million in fiscal year 2015 was due to higher proceeds from the issuance of common stock of $1.1 million and lower repayments under the Credit Agreement of $0.4 million net.

The Company continues to review all operating units to further reduce annual operating expenditures in fiscal 2015. While operating results at the Life Sciences and Clinical Labs segments continue to improve there can be no assurance that Life Sciences and Clinical Labs will be able to sustain these results and if not, it may be required for the Life Sciences segment to record additional impairments of its intangible assets. The Company believes that its current cash and cash equivalents level, utilization of the Controlled Equity Offering program disclosed in Note 9 to the financial statements, which resulted in net proceeds of $5.3 million for the six months ended January 31, 2015 and $11.5 million during the 2014 fiscal year, and available borrowings under the aforementioned Revolving Loan and Security Agreement disclosed in Note 6 to the financial statements for the six months ended January 31, 2015 are sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources of funds. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Three months ended January 31, 2015		Three months ended January 31, 2014
Revenue category
Third-party payer	$8,046	55%	$6,225	45%
Medicare	3,024	21	3,052	22
Patient self-pay	2,558	17	3,265	24
HMO’s	1,098	7	1,306	9
Total	$14,726	100%	$13,848	100%

	Six months ended January 31, 2015		Six months ended January 31, 2014
Revenue category
Third-party payer	$16,765	55%	$13,242	46%
Medicare	6,243	20	6,315	22
Patient self-pay	5,220	17	6,409	22
HMO’s	2,319	8	2,741	10
Total	$30,547	100%	$28,707	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Note 13 in the Notes to Consolidated Financial Statements.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 26% and 24% of the Clinical Labs segment net revenue for the three months ended January 31, 2015 and 2014 respectively, and 26% and 23% for the six months ended January 31, 2015 and 2014, respectively.

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

During the three months ended January 31, 2015 and 2014, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 85.2% and 85.6%, respectively, of gross billings. During the six months ended January 31, 2015 and 2014, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 85.3%and 85.4%, respectively. The Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $2.1 million and $2.0 million for the six months ended January 31, 2015 and 2014, and a change in the net accounts receivable of approximately $0.5 million as of January 31, 2015.

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
28

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At January 31, 2015 and July 31, 2014, approximately 60%, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which $1.3 million or 27% and $1.2 million or 23% represents foreign receivables as of January 31, 2015 and July 31, 2014, includes royalty receivables of $0.8 and $1.0 million, as of January 31, 2015 and July 31, 2014, respectively, from Qiagen Corporation.

Net accounts receivable

Billing category	As of January 31, 2015		As of July 31, 2014
Clinical Labs
Third party payers	$3,129	44%	$3,499	46%
Patient self-pay	2,498	35	2,193	29
Medicare	1,221	17	1,558	21
HMO’s	271	4	280	4
Total Clinical Labs	7,119	100%	7,530	100%
Total Life Sciences	4,676		4,940
Total accounts receivable	$11,795		$12,470

Changes in the Company’s allowance for doubtful accounts are as follows:

	January 31, 2015	July 31, 2014

Beginning balance	$2,142	$2,707
Provision for doubtful accounts	1,142	3,063
Write-offs, net	(1,304)	(3,628)
Ending balance	$1,980	$2,142

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers, for the insufficient diagnosis information received from the ordering physician which result in denials of payment, and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. As of January 31, 2015, the allowance for doubtful accounts represented 14.4% of total gross accounts receivable, as compared to 14.7% as of July 31, 2014. When estimating the allowance, the Company considers the balance of gross receivables for self-pay patients outstanding 60 days or less, which indicates the quality and overall aging of those receivables which are impacted by the execution of our billing and collection procedures.

During the six months ended January 31, 2015 and 2014, the Company determined an allowance for doubtful accounts less than 210 days and wrote off accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to certain third party payers and Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of January 31, 2015	Total	%	Third Party Payers	%	Medicare Payers	%	Self Pay	%	HMO’s	%
1-30 days	$26,495	57%	$16,323	56%	$4,323	58%	$2,648	44%	$3,201	94%
31-60 days	4,916	11%	2,436	8%	777	10%	1,672	28%	31	1%
61-90 days	3,740	8%	1,858	6%	566	8%	1,288	21%	28	1%
91-120 days	2,801	6%	1,751	6%	498	7%	511	8%	41	1%
121-150 days	1,762	4%	1,484	5%	242	3%	(1)	0%	37	1%
Greater than 150 days*	6,588	14%	5,504	19%	1,062	14%	(59)	-1%	81	2%
Totals	$46,302	100%	$29,356	100%	$7,468	100%	$6,059	100%	$3,419	100%

As of July 31, 2014	Total	%	Third Party Payers	%	Medicare Payers	%	Self Pay	%	HMO’s	%
1-30 days	$29,762	58%	$17,786	55%	$5,475	57%	$2,871	48%	$3,630	96%
31-60 days	5,689	11%	3,210	10%	819	9%	1,624	27%	36	1%
61-90 days	4,541	9%	2,519	8%	826	9%	1,172	20%	24	1%
91-120 days	3,669	7%	2,140	7%	1,093	11%	409	7%	27	1%
121-150 days	2,218	4%	1,690	5%	514	5%	(3)	0%	17	0%
Greater than 150 days**	5,672	11%	4,841	15%	888	9%	(109)	-2%	52	1%
Totals	$51,551	100%	$32,186	100%	$9,615	100%	$5,964	100%	$3,786	100%

*	Total includes $3,435 fully reserved over 210 days as of January 31, 2015.

**	Total includes $2,788 fully reserved over 210 days as of July 31, 2014.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at January 31, 2015, our assets and liabilities would decrease by $0.6 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $1.0 million and $0.2 million, respectively, on an annual basis.

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

As of January 31, 2015, we have fixed interest rate financing on transportation and equipment leases.

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

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2014 filed with the Securities and Exchange Commission, other than as noted in Note 13 to the Consolidated Financial Statements as of January 31, 2015.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: March 12, 2015	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director
33