Form 10-Q
period 2015-04-30
ENZO BIOCHEM INC
filed 2015-06-09
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Yes ☐ No ☒

As of June 2, 2015, the Registrant had approximately 46,059,000 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
April 30, 2015

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30, 2015 (unaudited)	July 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$14,375	$17,455
Accounts receivable, net of allowances	11,613	12,470
Inventories	7,978	8,690
Prepaid expenses and other	2,099	2,121
Total current assets	36,065	40,736

Property, plant and equipment, net	7,955	7,730
Goodwill	7,452	7,452
Intangible assets, net	6,658	8,108
Other assets	386	385
Total assets	$58,516	$64,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable	$3,013	$3,013
Accounts payable – trade	7,612	8,245
Accrued liabilities	11,060	12,917
Other current liabilities	851	790
Total current liabilities	22,536	24,965

Deferred taxes	95	183
Other liabilities	1,825	2,313
Total liabilities	$24,456	$27,461

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 46,058,066 at April 30, 2015 and 44,239,183 at July 31, 2014	461	443
Additional paid-in capital	324,856	317,160
Accumulated deficit	(293,124)	(282,397)
Accumulated other comprehensive income	1,867	1,744
Total stockholders’ equity	34,060	36,950
Total liabilities and stockholders’ equity	$58,516	$64,411

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Revenues:
Clinical laboratory services	$15,657	$14,542	$46,204	$43,250
Product revenues	7,906	8,707	23,631	24,424
Royalty and license fee income	423	729	2,067	3,366
Total revenues	23,986	23,978	71,902	71,040

Operating expenses:
Cost of clinical laboratory services	9,724	9,784	29,100	28,785
Cost of product revenues	3,779	3,800	11,292	11,511
Research and development	809	849	2,434	2,498
Selling, general, and administrative	10,146	10,605	30,101	31,217
Provision for uncollectible accounts receivable	589	684	1,731	2,468
Legal fee expense	1,955	1,911	7,225	4,788
Legal settlements, net	(170)	(3,100)	(170)	(3,100)
Total operating expenses	26,832	24,533	81,713	78,167

Operating loss	(2,846)	(555)	(9,811)	(7,127)

Other income (expense):
Interest	(58)	(47)	(176)	(161)
Other	26	10	28	85
Foreign exchange (loss) gain	(125)	144	(856)	460
Loss before income taxes	(3,003)	(448)	(10,815)	(6,743)
Benefit (provision) for income taxes	96	(7)	88	(65)
Net loss	$(2,907)	$(455)	$(10,727)	$(6,808)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.01)	$(0.24)	$(0.16)

Weighted average common shares outstanding:
Basic and diluted	45,797	43,243	45,120	42,062

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
Net loss	$(2,907)	$(455)	$(10,727)	$(6,808)
Other comprehensive income (loss):
Foreign currency translation adjustments	(20)	(21)	123	(112)
Comprehensive loss	$(2,927)	$(476)	$(10,604)	$(6,920)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended April 30, 2015
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2014	44,239,183	$443	$317,160	$(282,397)	$1,744	$36,950
Net loss for the period ended April 30, 2015	—	—	—	(10,727)	—	(10,727)
Vesting of restricted stock	15,419	—	—	—	—	—
Share-based compensation charges	—	—	319	—	—	319
Net proceeds from issuance of common stock (net of expenses of $207)	1,588,480	16	6,671	—	—	6,687
Amortization of options in lieu of payment of cash bonuses	—	—	45	—	—	45
Issuance of common stock 401(k) plan match	214,984	2	661	—	—	663
Foreign currency translation adjustments	—	—	—	—	123	123
Balance at April 30, 2015	46,058,066	$461	$324,856	$(293,124)	$1,867	$34,060

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended April 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(10,727)	$(6,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,513	1,628
Amortization of intangible assets	1,284	1,387
Provision for uncollectible accounts receivable	1,731	2,468
Deferred income tax benefit	(71)	(65)
Share-based compensation charges	319	497
Accrual for share-based 401(k) employer match expense	511	472
Foreign exchange loss (gain)	640	(454)

Changes in operating assets and liabilities:
Accounts receivable	(940)	(2,482)
Inventories	597	(144)
Prepaid expenses and other	16	385
Accounts payable – trade	(957)	(1,063)
Accrued liabilities, other current liabilities and other liabilities	(2,086)	1,445
Total adjustments	2,557	4,074

Net cash used in operating activities	(8,170)	(2,734)

Cash flows from investing activities:
Capital expenditures	(1,168)	(570)
Security deposits and other	(1)	46
Net cash used in investing activities	(1,169)	(524)

Cash flows from financing activities:
Net proceeds from issuance of common stock	6,687	9,455
Proceeds from borrowings under Credit Agreement	65,389	56,826
Repayments under Credit Agreement	(65,389)	(57,077)
Installment loan and capital lease obligation payments	(316)	(280)
Net cash provided by financing activities	6,371	8,924

Effect of exchange rate changes on cash and cash equivalents	(112)	131

(Decrease) increase in cash and cash equivalents	(3,080)	5,797
Cash and cash equivalents - beginning of period	17,455	9,007
Cash and cash equivalents - end of period	$14,375	$14,804

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2015
and for the Nine months ended April 30, 2015 and 2014

(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively referred to as the “Company” or “Companies”. The consolidated balance sheet as of April 30, 2015, the consolidated statements of operations and the consolidated statements of comprehensive income (loss) for the three and nine months ended April 30, 2015 and 2014, the consolidated statements of cash flows for the nine months ended April 30, 2015 and 2014, and the consolidated statement of stockholders’ equity for the nine months ended April 30, 2015 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2014 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015.

Note 2 – Net loss per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for each of the three and nine month periods ended April 30, 2015 and 2014, diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options and unvested restricted stock because to do so would be antidilutive.

For the three and nine months ended April 30, 2015, approximately 1,358,000 and 1,113,000 weighted average stock options were excluded from the determination of diluted weighted average shares outstanding. For the three and nine months ended April 30, 2014, approximately 1,172,000 and 905,000 weighted average stock options were excluded from the determination. For the three and nine months ended April 30, 2015, approximately 26,000 shares of unvested restricted stock were excluded from the determination of diluted weighted average shares outstanding. For the three and nine months ended April 30, 2014, approximately 52,000 shares of unvested restricted stock were excluded from the determination.

Note 3 - Supplemental disclosure for statement of cash flows

For the nine months ended April 30, 2015 and 2014, income taxes paid by the Company were $103 and $33, respectively.

For the nine months ended April 30, 2015 and 2014, interest paid by the Company was $153 and $161, respectively.

For the nine months ended April 30, 2015 and 2014, the Company financed $388 and $246 respectively, in machinery and transportation equipment under installment loans.

During the nine months ended April 30, 2015, there was a total of $147 in capital lease agreements. During the nine months ended April 30, 2014, the Company did not enter into any capital lease agreements.

During the nine months ended April 30, 2015, the Company recorded $45 in additional paid in capital and reduced accrued liabilities by the same amount for options previously issued in lieu of cash payment of certain incentive compensation awards.

During the nine months ended April 30, 2015 and 2014, the Company issued shares of common stock in settlement of its accrued share-based 401(k) employer match in the amount of $663 and $636, respectively.

Note 4 - Inventories

Inventories consist of the following:

	April 30, 2015	July 31, 2014
Raw materials	$1,168	$1,092
Work in process	2,121	2,460
Finished products	4,689	5,138
	$7,978	$8,690

Note 5 – Goodwill and intangible assets

At April 30, 2015 and July 31, 2014, the Company’s net carrying amount of goodwill, related to the Clinical Labs segment, is $7,452.

The Company’s change in the net carrying amount of intangible assets, all of which is included in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2014	$28,478	$(20,370)	$8,108
Amortization expense	—	(1,284)	(1,284)
Foreign currency translation	(569)	403	(166)
April 30, 2015	$27,909	$(21,251)	$6,658

Intangible assets consist of the following:

	April 30, 2015			July 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,802)	$225	$11,027	$(10,775)	$252
Customer relationships	12,278	(7,162)	5,116	12,602	(6,565)	6,037
Website and acquired content	1,023	(1,023)	—	1,037	(1,037)	—
Licensed technology and other	515	(433)	82	537	(434)	103
Trademarks	3,066	(1,831)	1,235	3,275	(1,559)	1,716
Total	$27,909	$(21,251)	$6,658	$28,478	$(20,370)	$8,108

At April 30, 2015, information with respect to intangibles assets acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	5.5 years
Trademarks	5 years	2.5 years
Other intangibles	4-5 years	0.5 year

At April 30, 2015, the weighted average useful life of amortizable intangible assets is approximately four and half years.

Note 6 - Loan Payable

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and Healthcare Finance Group, LLC (the “Lender). The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Lab and Life Science segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. Debt issuance costs of $281 are being amortized over the life of the Credit Agreement. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, or the Lender requires a reserve, the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances, payable monthly, is based on the three month LIBOR rate, with a floor of 1.25% plus an applicable margin of 4.0%, In the event of any default, the interest rate may be increased 3.0% over the current rate. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the Credit Agreement. The Credit Agreement requires a minimum borrowing of $2.0 million. At April 30, 2015 and July 31, 2014, the borrowings under the Credit Agreement related to the Clinical Labs and Life Sciences receivables aggregated $3.0 million with an additional availability of $2.7 million at April 30, 2015

The Company’s obligations under the Credit Agreement are secured by primarily all the unencumbered U.S. assets of the Company, excluding buildings and intellectual property which the Lender has a negative pledge, and the capital stock of subsidiaries. The Credit Agreement includes customary affirmative and negative covenants and events of default and requires maximum levels of cash usage and minimum levels of liquidity, as defined, and provides for increased liquidity levels if operating results are not achieved. Negative covenants include among others, limitations on additional debt, liens, loans or investments, distributions, asset sales and affiliate transactions. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material change in business, breach of representations, bankruptcy and insolvency, material judgments and changes in control. As of April 30, 2015, the Company is in compliance with the financial covenants.

Note 7 – Accrued Liabilities and Other Current Liabilities

Accrued liabilities consist of the following:

	April 30, 2015	July 31, 2014
Legal fee expense	$4,831	$4,721
Payroll, benefits, and commissions	3,443	4,959
Professional fees	654	638
Research and development	300	400
Other	1,832	2,199
	$11,060	$12,917

Other current liabilities consist of the following:

	April 30, 2015	July 31, 2014
Accrued legal settlement	$400	$400
Installment loans	302	241
Capital lease obligations	149	149
	$851	$790

Note 8 – Other Liabilities

Other liabilities consist of the following:

	April 30, 2015	July 31, 2014
Accrued legal settlement	$1,200	$1,600
Capital lease obligations, net of short term	249	344
Installment loans, net of short term	376	369
	$1,825	$2,313
10

As of April 30, 2015, future minimum payments under the capital leases, net of interest of $37 aggregates $516, including a short term debt portion of $149 included in other current liabilities. Future minimum payments under the installment loans aggregate $586, including a short term portion of $302 included in other current liabilities. A total of $1.6 million was recorded in other current liabilities and in other liabilities as accrued legal settlement which is further discussed in Note 13 - Contingencies.

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

During the nine months ended April 30, 2015, the Company sold an aggregate of 1,588,480 shares of Common Stock under the Sales Agreement at an average price of $4.34 per share and received proceeds of approximately $6.7 million, net of expenses of $207. For the nine months ended April 30, 2014, the Company sold an aggregate of 3,018,112 shares of Common Stock under the Sales Agreement at an average price of $3.23 per share and received proceeds of approximately $9.5 million, net of expenses of $293.

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

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Stock options	$104	$255	$283	$367
Restricted stock	9	28	36	130
	$113	$283	$319	$497
11

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
Cost of clinical laboratory services	$3	$3	$9	$7
Research and development	—	—	2	1
Selling, general and administrative	110	280	308	489
	$113	$283	$319	$497

No excess tax benefits were recognized during the nine month periods ended April 30, 2015 and 2014.

Stock Option Plans

The following table summarizes stock option activity during the nine month period ended April 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2014	1,155,910	$5.03
Awarded	383,873	$3.57
Exercised	—	$—
Cancelled or expired	(181,900)	$16.82
Outstanding at end of period	1,357,883	$3.05	2.7 years	$39
Exercisable at end of period	782,688	$2.88	2.2 years	$20

As of April 30, 2015, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $0.6 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is eighteen months.

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options that vested.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s unvested restricted stock awards for the nine months ended April 30, 2015 is as follows:

	Awards	Weighted Average Award Price
Outstanding at July 31, 2014	42,502	$5.74
Awarded	4,250	$4.75
Vested	(15,419)	$(2.41)
Forfeited	(5,500)	$(3.32)
Unvested at end of period	25,833	$8.07

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of April 30, 2015, there was approximately $0.1 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of approximately eighteen months. The fair value of the awards that vested during the nine months ended April 30, 2015 and 2014 was $67 and $62, respectively.

12

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 1,297,000 shares as of April 30, 2015.

During the nine months ended April 30, 2015, the Company settled its accrual of $663 to match its employees’ 401(k) contributions by issuing 214,984 shares, representing the fair value of the shares at the date of issuance, and adjusted common stock and additional paid in capital by the same amount.

During the nine months ended April 30, 2014, the Company settled its accrual of $636 to match its employees’ 401(k) contributions by issuing 165,646 shares, representing the fair value of the shares at the date of issuance, and adjusted common stock and additional paid in capital by the same amount.

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate (benefit) provision for the three months ended April 30, 2015 was (3.2%) compared to a 1.5% provision during the three months ended April 30, 2014. The Company’s effective tax rate provision was deminimus for the nine months ended April 30, 2015 and 2014. The tax provision or benefit for the periods was based on state, local and foreign taxes, net of the benefit for amortization of foreign intangibles. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company files a consolidated Federal income tax return. The Company files combined returns with California, Michigan and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns.

Note 11 – Royalty and licensing income

The Company’s Life Science segment has a license agreement with QIAGEN Gaithersburg Inc. (“Qiagen”) that began in 2005, whereby the Company earns quarterly royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the three months ended April 30, 2015 and 2014, the Company recorded royalty income under the agreement of approximately $0.4 million and $0.7 million respectively. During the nine months ended April 30, 2015 and 2014, the Company recorded royalty income under the agreement of approximately $2.1 million and $3.4 million respectively.

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

13

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2015

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$15,657	—	—	—	$15,657
Product revenues	—	$7,906	—	—	7,906
Royalty and license fee income	—	423	—	—	423
	15,657	8,329	—	—	23,986
Operating expenses:
Cost of clinical laboratory services	9,724	—	—	—	9,724
Cost of product revenues	—	3,779	—	—	3,779
Research and development	—	704	$105	—	809
Selling, general and administrative	4,935	3,031	—	$2,180	10,146
Provision for uncollectible accounts receivable	631	(42)	—	—	589
Legal fee expense	42	(22)	—	1,935	1,955
Legal settlement, net	—	(170)	—	—	(170)
Total operating expenses	15,332	7,280	105	4,115	26,832

Operating income (loss)	325	1,049	(105)	(4,115)	(2,846)

Other income (expense)
Interest	(23)	6	—	(41)	(58)
Other	11	2	—	13	26
Foreign exchange loss	—	(125)	—	—	(125)
Income (loss) before income taxes	$313	$932	$(105)	$(4,143)	$(3,003)

Depreciation and amortization included above	$358	$543	$—	$22	$923

Share-based compensation included in above:
Cost of clinical laboratory services	$3	—	—	—	$3
Research and development	—	$—	—	—	—
Selling, general and administrative	9	6	—	$95	110
Total	$12	$6	—	$95	$113

Capital expenditures	$453	$58	$—	$4	$515
14

Three months ended April 30, 2014

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$14,542	—	—	—	$14,542
Product revenues	—	$8,707	—	—	8,707
Royalty and license fee income	—	729	—	—	729
	14,542	9,436	—	—	23,978
Operating expenses:
Cost of clinical laboratory services	9,784	—	—	—	9,784
Cost of product revenues	—	3,800	—	—	3,800
Research and development	—	599	$250	—	849
Selling, general and administrative	5,091	3,278	—	$2,236	10,605
Provision for uncollectible accounts receivable	684	—	—	—	684
Legal fee expense	282	766	—	836	1,911
Legal settlements, net	2,000	(5,100)		—	(3,100)
Total operating expenses	17,841	3,343	250	3,099	24,533

Operating income (loss)	(3,299)	6,093	(250)	(3,099)	(555)

Other income (expense)
Interest	(10)	4	—	(41)	(47)
Other	7	(2)	—	5	10
Foreign exchange gain	—	144	—	—	144
Income (loss) before income taxes	$(3,302)	$6,239	$(250)	$(3,135)	$(448)

Depreciation and amortization included above	$351	$614	$—	$23	$988

Share-based compensation included in above:
Cost of clinical laboratory services	$2	1	—	—	$3
Research and development	—	—	—	—	—
Selling, general and administrative	9	$(4)	—	$275	280
Total	$11	$(3)	—	$275	$283

Capital expenditures	$90	$36	$—	$—	$126
15

The following financial information represents the operating results of the reportable segments of the Company:

Nine months ended April 30, 2015

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$46,204	—	—	—	$46,204
Product revenues	—	$23,631	—	—	23,631
Royalty and license fee income	—	2,067	—	—	2,067
	46,204	25,698	—	—	71,902
Operating expenses:
Cost of clinical laboratory services	29,100	—	—	—	29,100
Cost of product revenues	—	11,292	—	—	11,292
Research and development	—	1,887	$547	—	2,434
Selling, general and administrative	15,090	8,886	—	$6,125	30,101
Provision for uncollectible accounts receivable	1,820	(89)	—	—	1,731
Legal fee expense	174	(74)	—	7,125	7,225
Legal settlement, net	—	(170)			(170)
Total operating expenses	46,184	21,732	547	13,250	81,713

Operating income (loss)	20	3,966	(547)	(13,250)	(9,811)

Other income (expense)
Interest	(63)	13	—	(126)	(176)
Other	18	(34)	—	44	28
Foreign exchange gain	—	(856)	—	—	(856)
Income (loss) before income taxes	$(25)	$3,089	$(547)	$(13,332)	$(10,815)

Depreciation and amortization included above	$1,072	$1,656	$2	$67	$2,797

Share-based compensation included in above:
Cost of clinical laboratory services	$9	—	—	—	$9
Research and development	—	$2	—	—	2
Selling, general and administrative	30	9	—	$269	308
Total	$39	$11	—	$269	$319

Capital expenditures	$1,042	$122	$—	$4	$1,168
16

Nine months ended April 30, 2014

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$43,250	—	—	—	$43,250
Product revenues	—	$24,424	—	—	24,424
Royalty and license fee income	—	3,366	—	—	3,366
	43,250	27,790	—	—	71,040
Operating expenses:
Cost of clinical laboratory services	28,785	—	—	—	28,785
Cost of product revenues	—	11,511	—	—	11,511
Research and development	14	1,668	$816	—	2,498
Selling, general and administrative	15,122	10,098	—	$5,997	31,217
Provision for uncollectible accounts receivable	2,448	20	—	—	2,468
Legal fee expense	572	803	—	3,413	4,788
Legal settlements, net	2,000	(5,100)			(3,100)
Total operating expenses	48,941	19,000	816	9,410	78,167

Operating income (loss)	(5,691)	8,790	(816)	(9,410)	(7,127)

Other income (expense)
Interest	(32)	13	—	(142)	(161)
Other	34	18	—	33	85
Foreign exchange gain	—	460	—	—	460
Income (loss) before income taxes	$(5,689)	$9,281	$(816)	$(9,519)	$(6,743)

Depreciation and amortization included above	$1,061	$1,876	$6	$72	$3,015

Share-based compensation included in above:
Cost of clinical laboratory services	$6	1	—	—	$7
Research and development	—	$1	—	—	1
Selling, general and administrative	28	5	—	$456	489
Total	$34	$7	—	$456	$497

Capital expenditures	$453	$117	$—	$—	$570
17

Note 13 – Contingencies

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., which became Life Technologies, Inc. (NASDAQ:LIFE) and was acquired by Thermo Fisher Scientific, Inc. (NYSE:TMO) on February 3, 2014. The complaint alleged infringement of six patents relating to DNA sequencing systems, labeled nucleotide products, and other technology. Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. On November 12, 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid. The jury awarded $48.5 million for this infringement. On January 6, 2014, the judge awarded prejudgment interest of approximately $12.5 million and additional post-interest on the full amount will also be awarded starting November 7, 2012 until the total award is satisfied. The final award to Enzo could be reduced or be subject to possible claims from third parties. On March 16, 2015, the Court of Appeals for the Federal Circuit vacated that judgment in a decision remanding the matter to the district court for further proceedings. Enzo has moved for reconsideration of that decision by the panel and for en banc rehearing by the full Court. On June 5, 2015, the Federal Circuit remanded the case back to the District Court for further proceedings. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

As of August 1, 2014 the Company was engaged in litigation in the United States District Court for the Southern District of New York against Roche Diagnostic GmbH and its related company Roche Molecular Systems, Inc. (“Roche”), as declaratory judgment defendant. This case was commenced in May 2004. Roche seeks a declaratory judgment of non-breach of contract and patent invalidity against the Company. Roche has also asserted tort claims against the Company. The Company has asserted breach of contract and patent infringement causes of action against Roche. There has been extensive discovery in the case. In 2011, Roche moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, the motion was granted in part and denied in part. In December 2012, Roche moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. On December 6, 2013, the Court granted in part and denied in part Roche’s summary judgment motion. On October 22, 2014, the Court ordered that damages discovery concerning the Company’s remaining contract and patent claims and Roche’s claims should be completed by January 30, 2015, and expert discovery should be completed following the Court’s not-yet-issued claim construction ruling concerning the Company’s patent infringement claim against Roche. Roche dropped its tort claims during damages discovery. On April 28, 2015, the Court heard oral argument on claim construction issues. On May 8, 2015, Roche and the Company jointly moved the Court to extend the schedule for damages discovery until May 29, 2015, and the Court granted that motion. The litigation in the United States District Court for the Southern District of New York between the Company and Molecular Probes, Inc. terminated on May 11, 2015, with a settlement in favor of the Company in the amount of $170. The Company’s former counsel, Greenberg Traurig LLP, is also engaged in litigation against the Company in the United States District Court for the Southern District of New York concerning Greenberg Traurig’s request for a charging lien relating to its representation of the Company in the Roche and other cases.

On June 20, 2014, the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (formerly known as PerkinElmer Life Sciences, Inc.) (together, “PerkinElmer”), with respect to an action between the Company and PerkinElmer before the U.S. District Court, Southern District of New York, Case No 03-CV-3817. PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former counsel’s motion requesting a charging lien for fees allegedly owed for past services rendered to the Company. Because the settlement proceeds are held in escrow, the Company did not include the settlement or any additional amounts which may be payable to the attorney in the financial statements as of and for the fiscal year ended July 31, 2014 or for the nine months ended April 30, 2015.

As previously disclosed, in 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation came to focus primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. The time period initially covered by the investigation was from 2004 through 2011. In response to the Subpoena, the Company cooperated with the government. On September 22, 2014, the Company and the U.S. Department of Justice reached a settlement agreement to resolve this matter, in substantive form as disclosed in the Company’s fiscal quarter ended April 30, 2014. During the quarter ended April, 30, 2014, the Company recorded a charge of $2.0 million in the statement of operations under legal settlements, net within the Clinical Labs segment. The settlement amount will be paid with interest over a five-year period. As of April 30, 2015, the Company carried a balance of $0.4 million as other current liabilities and $1.2 million as a non-current liability. Under certain circumstances, the Company may be required to accelerate payments and/or pay up to an additional $1.5 million based upon (i) a favorable recovery and collection related to the judgment in the Life Technologies matter discussed above, (ii) receipt of additional capital greater than $10.0 million in a fiscal year (in that case, the Company is required to pay 20% of any amount over $10.0 million plus interest, or (iii) sale of the Company. The final settlement covers the time period 2004-2014.

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

Results of Operations
Three months ended April 30, 2015 compared to April 30, 2014

(in 000s)

Comparative Financial Data for the Three Months Ended April 30,

	2015	2014	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$15,657	$14,542	$1,115	8%
Product revenues	7,906	8,707	(801)	(9)
Royalty and license fee income	423	729	(306)	(42)
Total revenues	23,986	23,978	8	**

Operating expenses:
Cost of clinical laboratory services	9,724	9,784	(60)	(1)
Cost of product revenues	3,779	3,800	(21)	(1)
Research and development	809	849	(40)	(5)
Selling, general, and administrative	10,146	10,605	(459)	(4)
Provision for uncollectible accounts receivable	589	684	(95)	(14)
Legal fee expense	1,955	1,911	44	2
Legal settlements, net	(170)	(3,100)	2,930	**
Total operating expenses	26,832	24,533	2,299	9

Operating loss	(2,846)	(555)	(2,291)	**

Other income (expense):
Interest	(58)	(47)	(11)	23
Other	26	10	16	**
Foreign exchange (loss) gain	(125)	144	(269)	**
Loss before income taxes	$(3,003)	$(448)	$(2,555)	**

** not meaningful

Consolidated Results:

In the following discussion of consolidated and segment results, the “2015 period” and the “2014 period” refer to the three months ended April 30, 2015 and 2014, respectively.

Clinical laboratory services revenues for the 2015 period were $15.7 million compared to $14.5 million in the 2014 period, an increase of $1.1 million or 8%. The increase was primarily related to incremental volume growth in high value molecular testing.

Product revenues for the 2015 period were $7.9 million compared to $8.7 million in the 2014 period, a decrease of $0.8 million or 9%. The decrease was due to the negative impact of translating revenues denominated in the euro, pound sterling and Swiss franc which depreciated versus the US dollar in the 2015 period compared to the 2014 period ($0.4 million) and declines in sales volume of our proprietary products ($0.2 million) due to a slowing of orders and non-proprietary products ($0.2 million) due to pricing pressure, primarily in US markets.

Royalty and license fee income for the 2015 period was $0.4 million compared to $0.7 million in the 2014 period, a decrease of $0.3 million or 42%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. Qiagen has experienced declines in its US sales of HPV products which in turn reduces our royalty income. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2015 period was $9.7 million compared to $9.8 million in the 2014 period, a decrease of $0.1 million. Gross profit margin increased to 38% in the 2015 period vs 33% in the 2014 period due to higher revenue per test from molecular testing.

The cost of product revenues during both the 2015 and 2014 periods was $3.8 million. Gross profit margins in the 2015 and 2014 periods were 52% and 56% respectively due to product mix and the decline in sales of higher margin products versus the year ago period.

Research and development expenses were approximately $0.8 million during both the 2015 and 2014 periods. Higher expenses in the Life Sciences segment offset lower compensation expenses and research activity in the Therapeutics segment.

Selling, general and administrative expenses were $10.1 million during the 2015 period and $10.6 million during the 2014 period, a decrease of $0.5 million or 4%. In the Enzo Life Sciences segment, selling, general and administrative decreased $0.3 million due to the effect of business realignments occurring in fiscal 2014 resulting in lower payroll and related costs, and lower facility costs. The Clinical Lab segment selling, general and administrative decreased $0.2 million due to lower salary and related costs.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $0.6 million for the 2015 period as compared to $0.7 million in the 2014 period, a decrease of $0.1 million or 14%. The decrease is primarily due to improved collection procedures in the Clinical Labs segment.

Legal fee expense was approximately $2.0 million and $1.9 million, respectively during the 2015 and 2014 periods and represent legal fees and related costs associated with general corporate matters and patent litigation activities.

Legal settlements, net was ($0.2) million and ($3.1) million, respectively in the 2015 and 2014 periods. During the 2015 period, the Company as plaintiff finalized and executed a settlement agreement with Molecular Probes, Inc.

During the 2014 period, the Company as plaintiff finalized and executed a settlement agreement with Affymetrix, Inc. to settle a patent litigation lawsuit in the amount of $5.1 million. Also during the 2014 period, the Company reached a preliminary agreement on the principal terms of a settlement with the U.S. Department of Justice relating to their investigation of an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs and recorded an estimate of the settlement of $2.0 million. This settlement was finalized in September 2014. The settlements are more fully described in Note 13 in the Notes to Consolidated Financial Statements.

During the 2015 period, the loss on foreign exchange transactions was $0.1 million as compared to a gain of approximately $0.1 million in the 2014 period, resulting in an unfavorable change of $0.3 million. The Company has loans and receivables with its foreign subsidiaries which may be denominated in US dollars or a foreign currency. When re-measuring these amounts into the respective entities’ functional currency, the Company recognizes a loss if those foreign currencies, including the Swiss Franc, Euro and British pound depreciate relative to the US dollar during the period and a gain if those foreign currencies appreciate relative to the US dollar. The loss during the 2015 period was due to the Euro and Swiss franc depreciation of 3% each versus the US dollar, partially offset by 2% appreciation of the British pound.

Segment Results

Clinical Labs

The Clinical Labs segment’s income before taxes was $0.3 million in the 2015 period as compared to a loss of $3.3 million in the 2014 period, an improvement of $3.6 million. The 2014 period loss includes a $2.0 million charge for an estimated legal settlement with the U.S. Department of Justice previously described. Revenue from laboratory services increased by $1.1 million due to growth in high value molecular testing. The 2015 period gross profit of $5.9 million increased $1.2 million as a result of the higher revenues and ongoing process improvement resulting in a slight decrease in the costs of services. The provision for uncollectible accounts receivable decreased by $0.1 million due to continued process review and improvement. Selling, general and administrative decreased $0.2 million due to lower salary and related costs.

Life Sciences

The Life Sciences segment’s income before taxes was $0.9 million for the 2015 period as compared to $6.2 million for the 2014 period, a decrease of $5.3 million. The 2015 period includes $0.2 million and the 2014 period includes $5.1 million for patent litigation settlements previously described. The segment’s gross profit was $4.6 million in the 2015 period, as compared $5.6 million in the 2014 period, a decrease of $1.0 million due to decreases in revenues from proprietary and non-proprietary products, and in royalty and license fee income due to declines in our licensee’s US sales of HPV products. The segment’s selling, general and administrative expense decreased $0.2 million due to the effect of business realignments occurring in fiscal 2014 resulting in lower payroll and related costs, and lower facility costs. Due to the depreciation of foreign currencies versus the US dollar, including the Euro and British pound during the 2015 period, the foreign currency loss was $0.1 million compared to a $0.1 gain in the 2014 period, resulting in an unfavorable change of $0.3 million.

Therapeutics

Therapeutics loss before income taxes was approximately $0.1 million in the 2015 period and $0.3 million in the 2014 period, a decrease of $0.2 million due to lower activity and payroll expense.

Other

The Other loss before taxes in the 2015 period was approximately $4.1 million as compared to $3.1 million in the 2014 period, an increase of $1.0 million primarily from the increase in legal fee expense and related costs associated with patent litigation.

Results of Operations
Nine months ended April 30, 2015 as compared to April 30, 2014

(in 000s)

	2015	2014	Increase (Decrease)	% Change

Revenues:
Clinical laboratory services	$46,204	$43,250	$2,954	7%
Product revenues	23,631	24,424	(793)	(3)
Royalty and license fee income	2,067	3,366	(1,299)	(39)
Total revenues	71,902	71,040	862	1

Operating expenses:
Cost of clinical laboratory services	29,100	28,785	315	1
Cost of product revenues	11,292	11,511	(219)	(2)
Research and development	2,434	2,498	(64)	(3)
Selling, general, and administrative	30,101	31,217	(1,116)	(4)
Provision for uncollectible accounts receivable	1,731	2,468	(737)	(30)
Legal	7,225	4,788	2,437	51
Legal settlements, net	(170)	(3,100)	2,930	**
Total operating expenses	81,713	78,167	3,546	4

Operating loss	(9,811)	(7,127)	(2,684)	38

Other income (expense):
Interest	(176)	(161)	(15)	9
Other	28	85	(57)	(67)
Foreign currency (loss) gain	(856)	460	(1,316)	**
Loss before income taxes	$(10,815)	$(6,743)	$(4,072)	(60)

** not meaningful

Consolidated Results:

In the following discussion of consolidated and segment results, the “2015 period” and the “2014 period” refer to the nine months ended April 30, 2015 and 2014, respectively.

Clinical laboratory services revenues for the 2015 period were $46.2 million compared to $43.3 million in the 2014 period. The 2015 period’s increase over the 2014 period was $3.0 million or 7% due to growth in high value molecular testing.

Product revenues for the 2015 period were $23.6 million compared to $24.4 million in the 2014 period, a decrease of $0.8 million or 3%. The decrease was due to the negative impact of translating revenues denominated in the euro, pound sterling and Swiss franc which depreciated versus the US dollar in the 2015 period compared to the 2014 period ($0.7 million) and declines in sales of non-proprietary products ($0.1 million), primarily in US markets.

Royalty and license fee income during the 2015 period was $2.1 million compared to $3.4 million in the 2014 period a decrease of $1.3 million or 39%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. Qiagen has experienced declines in its US sales of HPV products which in turn reduces our royalty income. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2015 period was $29.1 million as compared to $28.8 million in the 2014 period, an increase of $0.3 million or 1%. Although clinical laboratory service revenue increased 7%, the higher margin molecular testing almost offset the impact on cost of sales. Clinical Lab gross profit margin was 37% in the 2015 period and 33% in the 2014 period.

The cost of product revenues during the 2015 period was $11.3 million compared to $11.5 million in the 2014 period, a decrease of $0.2 million or 2% due to lower product revenues. The gross profit margin was 52% in the 2015 period versus 53% in the 2014 period.

Research and development expenses were $2.4 million during the 2015 period and $2.5 million in the 2014 period, a decrease of $0.1 million or 3%. Lower expenses in the Therapeutics segment of $0.3 million offset higher expenses of $0.2 million in the Life Sciences segment.

The Company’s selling, general and administrative expenses were approximately $30.1 million during the 2015 period and $31.2 million during the 2014 period, a decrease of $1.1 million or 4%. The Enzo Life Sciences segment selling, general and administrative decreased by $1.2 million due to the positive effects from the business realignments occurring in fiscal 2014 resulting in lower payroll and related costs and facility costs. The Other selling general and administrative slightly increased by $0.1 million. The Clinical Lab segment selling general and administrative was unchanged.

The provision for uncollectible accounts receivable, primarily relating to the Clinical Labs segment, was $1.7 million for the 2015 period as compared to $2.5 million in the 2014 period, a decrease of $0.7 million or 30% and is due to improved collection procedures in the Clinical Labs segment.

Legal expense was $7.2 million in the 2015 period compared to $4.8 million in the 2014 period, an increase of $2.4 million or 51% due to increased legal fees and related costs associated with patent litigation.

Legal settlements, net was ($0.2) million and ($3.1) million, respectively in the 2015 and 2014 periods. During the 2015 period, the Company as plaintiff finalized and executed a settlement agreement with Molecular Probes, Inc. During the 2014 period, the Company as plaintiff finalized and executed a settlement agreement with Affymetrix, Inc. to settle a patent litigation lawsuit in the amount of $5.1 million. Also during the 2014 period, the Company reached a preliminary agreement on the principal terms of a settlement with the U.S. Department of Justice relating to their investigation of an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs and recorded an estimate of the settlement of $2.0 million. This settlement was finalized in September 2014. The settlements are more fully described in Note 13 in the Notes to Consolidated Financial Statements.

Interest expense was $0.2 million during both the 2015 and 2014 periods and is primarily due to interest incurred on the credit agreement.

During the 2015 period, the loss on foreign exchange transactions was approximately $0.9 million as compared a gain in the 2014 period of $0.5 million, an unfavorable change of $1.3 million. The Company has loans and receivables with its foreign subsidiaries which may be denominated in US dollars or a foreign currency. When re-measuring these amounts into the respective entities’ functional currency, the Company recognizes a loss if those foreign currencies, including the Swiss Franc, Euro and British pound depreciate relative to the US dollar during the period and a gain if those foreign currencies appreciate relative to the US dollar. During the 2015 period, those currencies depreciated between 4.5% and 17.7% relative to the US dollar. During the 2014 period, those currencies appreciated relative to the US dollar.

Segment Results

Clinical Labs

The Clinical Labs segment was breakeven in the 2015 period as compared to a loss before income taxes of $5.7 million for the 2014 period. The 2014 period loss includes a $2.0 million charge for an estimated legal settlement with the U.S. Department of Justice previously described. Clinical laboratory services revenues for the 2015 period were $46.2 million compared to $43.2 million in the 2014 period, an increase of $3.0 million or 7% due to growth in high value molecular testing. The cost of clinical laboratory services during the 2015 period was $29.1 million as compared to $28.8 million in the 2014 period, an increase of $0.3 million or 1%. The increase was due to increased reference lab expense due to the growth in high value molecular testing. Clinical Lab gross profit margin was 37% in the 2015 period and 33% in the 2014 period. The provision for uncollectible accounts receivable was $1.8 million for the 2015 period as compared to $2.5 million in the 2014 period. The decrease is primarily due to continued process review and improvement.

Life Sciences

The Life Sciences segment’s income before taxes was $3.1 million for the 2015 period as compared to $9.3 million for the 2014 period. The 2015 period includes $0.2 million and the 2014 period includes $5.1 million for patent litigation settlements previously described. The segment’s gross profit was $14.4 million in the 2015 period, as compared $16.3 million in the 2014 period, a decrease of $1.9 million due to decreases in royalty and license fee income of $1.3 million and gross margin of $0.6 million on lower product revenues. The segment’s selling, general and administrative expense decreased $1.2 million due to the effect of business realignments occurring in fiscal 2014 resulting in lower payroll and related costs and lower facility costs. Due to the depreciation of foreign currencies versus the US dollar, including the Euro and British pound during the 2015 period, the foreign currency loss was $0.9 million compared to a $0.5 million gain in the 2014 period, resulting in an unfavorable change of $1.3 million.

Therapeutics

Therapeutics loss before income taxes was approximately $0.5 million in the 2015 period and $0.8 million in the 2014 period, a decrease of $0.3 million due to lower activity and payroll expense.

Other

The Other loss before taxes in the 2015 period was approximately $13.3 million as compared to $9.5 million in the 2014 period, an increase of $3.8 million primarily from the increase in legal fee expense and related costs associated with patent litigation.

Liquidity and Capital Resources

At April 30, 2015, the Company had cash and cash equivalents of $14.4 million of which $0.4 million was in foreign accounts, as compared to cash and cash equivalents of $17.5 million, of which $1.1 million was in foreign accounts at July 31, 2014. It is the Company’s current intent to permanently reinvest foreign funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $13.5 million at April 30, 2015 compared to $15.8 million at July 31, 2014. The decrease in working capital of $2.2 million was primarily due to the net loss and changes in net operating assets and liabilities and higher information technology infrastructure expenditures, offset by proceeds from issuance of common stock.

Net cash used in operating activities for the nine months ended April 30, 2015 was approximately $8.2 million as compared to $2.7 million for the nine months ended April 30, 2014. The increase in the 2015 period of approximately $5.4 million was primarily due to the increase in net loss of $4.0 million and changes in operating assets and liabilities of $1.5 million.

Net cash used in investing activities for the nine months ended April 30, 2015 and 2014 was approximately $1.2 million and $0.5 million, respectively. The increase in the 2015 period of approximately $0.7 was due to higher capital expenditures.

Net cash provided by financing activities for the nine months ended April 30, 2015 was approximately $6.4 million as compared to $8.9 million for the nine months ended April 30, 2014. The decrease of $2.6 million in fiscal year 2015 was due to lower proceeds from the issuance of common stock of $2.8 million, offset by lower net repayments under the Credit Agreement of $0.3 million.

The Company continues to review all operating units to further reduce annual operating expenditures in fiscal 2015. While operating results at the Clinical Labs segment continues to improve there can be no assurance that Clinical Labs will be able to sustain these results. If operating results deteriorate for the Life Science segment, it may be required to record additional impairments of its intangible assets. The Company believes that its current cash and cash equivalents level, utilization of the Controlled Equity Offering program disclosed in Note 9 to the financial statements, which resulted in net proceeds of $6.7 million for the nine months ended April 30, 2015 and $11.5 million during the 2014 fiscal year, and available borrowings under the aforementioned Revolving Loan and Security Agreement disclosed in Note 6 to the financial statements for the nine months ended April 30, 2015 are sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources of funds. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Three months ended April 30, 2015		Three months ended April 30, 2014
Revenue category
Third-party payer	$9,172	59%	$7,832	54%
Medicare	2,667	17	3,090	21
Patient self-pay	2,543	16	2,415	17
HMO’s	1,275	8	1,205	8
Total	$15,657	100%	$14,542	100%
27

	Nine months ended April 30, 2015		Nine months ended April 30, 2014
Revenue category
Third-party payer	$25,937	56%	$21,074	49%
Medicare	8,910	19	9,405	22
Patient self-pay	7,763	17	8,824	20
HMO’s	3,594	8	3,947	9
Total	$46,204	100%	$43,250	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Note 13 in the Notes to Consolidated Financial Statements.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 30% and 27% of the Clinical Labs segment net revenue for the three months ended April 30, 2015 and 2014 respectively, and 27% and 24% for the nine months ended April 30, 2015 and 2014, respectively.

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

During the three months ended April 30, 2015 and 2014, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 85.5% and 86.4%, respectively, of gross billings. During the nine months ended April 30, 2015 and 2014, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 85.4% and 85.7%, respectively. The Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $3.2 million and $3.0 million for the nine months ended April 30, 2015 and 2014, and a change in the net accounts receivable of approximately $0.5 million as of April 30, 2015.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At April 30, 2015 and July 31, 2014, approximately 67% and 60%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which $1.2 million or 31% and $1.2 million or 23% represents foreign receivables as of April 30, 2015 and July 31, 2014, includes royalty receivables of $0.2 and $1.0 million, as of April 30, 2015 and July 31, 2014, respectively, from Qiagen Corporation.

Net accounts receivable

Billing category	As of April 30, 2015		As of July 31, 2014
Clinical Labs
Third party payers	$3,978	51%	$3,499	46%
Patient self-pay	2,271	29	2,193	29
Medicare	1,207	16	1,558	21
HMO’s	293	4	280	4
Total Clinical Labs	7,749	100%	7,530	100%
Total Life Sciences	3,864		4,940
Total accounts receivable	$11,613		$12,470

Changes in the Company’s allowance for doubtful accounts are as follows:

	April 30, 2015	July 31, 2014

Beginning balance	$2,142	$2,707
Provision for doubtful accounts	1,731	3,063
Write-offs, net	(1,986)	(3,628)
Ending balance	$1,887	$2,142

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

The allowance for doubtful accounts includes the balances, after receipt of the approved settlements from third party payers, for the insufficient diagnosis information received from the ordering physician which result in denials of payment, and the uncollectible portion of receivables from self payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. As of April 30, 2015, the allowance for doubtful accounts represented 14.0% of total gross accounts receivable, as compared to 14.7% as of July 31, 2014. When estimating the allowance, the Company considers the balance of gross receivables for self-pay patients outstanding 60 days or less, which indicates the quality and overall aging of those receivables which are impacted by the execution of our billing and collection procedures.

During the nine months ended April 30, 2015 and 2014, the Company determined an allowance for doubtful accounts less than 210 days and wrote off accounts receivable over 210 days, as it assumed those accounts are uncollectible, except for certain fully reserved balances, principally related to certain third party payers and Medicare. These accounts have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

As of April 30, 2015	Total	%	Third Party Payers	%	Medicare Payers	%	Self Pay	%	HMO’s	%
1-30 days	$30,204	57%	$19,938	55%	$4,853	59%	$2,446	45%	$2,967	94%
31-60 days	7,408	14%	5,156	14%	803	10%	1,408	26%	41	1%
61-90 days	4,318	8%	2,617	7%	507	6%	1,158	21%	36	1%
91-120 days	3,301	6%	2,182	6%	559	7%	537	9%	23	1%
121-150 days	1,343	2%	1,029	3%	290	4%	(1)	0%	25	1%
Greater than 150 days*	6,810	13%	5,642	15%	1,154	14%	(60)	-1%	74	2%
Totals	$53,384	100%	$36,564	100%	$8,166	100%	$5,488	100%	$3,166	100%

As of July 31, 2014	Total	%	Third Party Payers	%	Medicare Payers	%	Self Pay	%	HMO’s	%
1-30 days	$29,762	58%	$17,786	55%	$5,475	57%	$2,871	48%	$3,630	96%
31-60 days	5,689	11%	3,210	10%	819	9%	1,624	27%	36	1%
61-90 days	4,541	9%	2,519	8%	826	9%	1,172	20%	24	1%
91-120 days	3,669	7%	2,140	7%	1,093	11%	409	7%	27	1%
121-150 days	2,218	4%	1,690	5%	514	5%	(3)	0%	17	0%
Greater than 150 days**	5,672	11%	4,841	15%	888	9%	(109)	-2%	52	1%
Totals	$51,551	100%	$32,186	100%	$9,615	100%	$5,964	100%	$3,786	100%

*	Total includes $4,037 fully reserved over 210 days as of April 30, 2015.

**	Total includes $2,788 fully reserved over 210 days as of July 31, 2014.
30

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

The Company tests goodwill and long-lived assets annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill and long-lived assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill and long-lived assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step quantitative impairment review process. The first step of the quantitative impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess

Accrual for Self-funded Medical

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at April 30, 2015, our assets and liabilities would decrease by $0.5 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $1.2 million and $0.2 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $0.9 million on an annual basis.

Interest Rate Risk

We are exposed to interest rate risk with our variable rate Credit Agreement which bears interest at the three month LIBOR with a floor of 1.25% plus 4% per annum. A 3% change in the LIBOR rate would impact our interest expense by $0.1 million.

As of April 30, 2015, we have fixed interest rate financing on transportation and equipment leases.

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

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2014 filed with the Securities and Exchange Commission, other than as noted in Note 13 to the Consolidated Financial Statements as of April 30, 2015.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: June 9, 2015	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director
33