Form 10-K
period 2015-07-31
ENZO BIOCHEM INC
filed 2015-10-13
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes ☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $133,362,557 as of January 31, 2015.

The number of shares of the Company’s common stock, $.01 par value, outstanding at October 1, 2015 was 46,062,065.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 21, 2016 are incorporated by reference into Part III of this annual report.

PART I

Item 1. Business

Overview

Enzo Biochem, Inc. (the “Company” “we”, “our” or “Enzo”) is a growth-oriented biotechnology company focusing on delivering and applying advanced technology capabilities to produce affordable reliable products and services to allow our customers to meet their clinical needs. We develop, manufacture and sell our proprietary technology solutions and platforms to clinical laboratories, specialty clinics and researchers and physicians globally. Our pioneering work in genomic analysis coupled with our extensive patent estate and enabling platforms have positioned the Company to continue to play an important role in the rapidly growing molecular medicine marketplaces.

Enzo technology solutions and platforms and unique operational structure is designed to reduce overall healthcare costs to both government and private insurers. Our proprietary technology platforms reduces our customers’ need for multiple, specialized instruments, and offer a variety of throughput capabilities together with a demonstrated high level of accuracy and reproducibility. Our genetic test panels are focused on large and growing markets primarily in the areas of personalized medicine, women’s health, infectious diseases and genetic disorders.

For example, our AmpiProbe™ technology platform can lead to the development of an entire line of nucleic acid clinical products that can allow laboratories to offer a complete menu of services at a cost that allows them to enjoy an acceptable margin. Our technology solutions provide tools to physicians, clinicians and other health care providers to improve detection, treatment and monitoring of a broad spectrum of diseases and conditions. In addition, reduced patient to physician office visits translates into lower healthcare processing costs and greater patient services.

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprising 245 issued patents worldwide, and over 170 pending patent applications, along with extensive enabling technologies and platforms.

Operating Segments

We are comprised of three interconnected operating segments which have evolved out of our core competencies involving the use of nucleic acids as informational molecules and the use of compounds for immune modulation and augmented by the previous acquisitions of a number of related companies. Information concerning sales by geographic area and business segments for the years ended July 31, 2015, 2014 and 2013 is located in Note 15 in the Notes to Consolidated Financial Statements.

Below are brief descriptions of each of our operating segments:

Enzo Clinical Labs is a clinical reference laboratory providing a wide range of clinical services to a physicians, medical centers, other clinical labs and pharmaceutical companies. The Company believes having a College of American Pathologists (“CAP”) certified medical laboratory located in New York provides us to the opportunity to more rapidly introduce cutting edge products and services to the clinical marketplace. Enzo Clinical Labs offers an extensive menu of molecular and other clinical laboratory tests or procedures used in patient care by physicians to establish or support a diagnosis, monitor treatment or medication, and search for an otherwise undiagnosed condition. Our laboratory is equipped with state of the art communication and connectivity solutions enabling the rapid transmission, analysis and interpretation of generated data. We operate a full service clinical laboratory in Farmingdale, New York, a network of over 30 patient service centers throughout New York and New Jersey, a free standing “STAT” or rapid response laboratory in New York City and a full service phlebotomy, in-house logistics department, and information technology department.

Enzo Life Sciences manufactures, develops and markets products and tools to clinical research, drug development and bioscience research customers worldwide. Underpinned by broad technological capabilities, Enzo Life Sciences has developed proprietary products used in the identification of genomic information by laboratories around the world. Information regarding our technologies can be found in the “Core Technologies” section. We are internationally recognized and acknowledged as a leader in the development, manufacturing validation and commercialization of numerous products serving not only the clinical research market but life sciences researchers in the fields of cellular analysis and drug discovery, among others. Our operations are supported by global operations allowing for the efficient marketing and delivery of our products around the world.

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. Enzo Therapeutics has focused its efforts on developing treatment regimens for diseases and conditions for which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 111 patents and patent applications.

The Company’s primary sources of revenue have historically been from the clinical laboratory services provided to the healthcare community and product revenues and royalty and licensing of Life Sciences’ products utilized in life science research. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2015, 2014 and 2013 (in thousands and percentages):

Fiscal year ended July 31,	2015		2014		2013

Clinical laboratory services	$63,414	65%	$58,689	61%	$55,889	59%
Product revenues	31,690	32	32,850	34	32,526	35
Royalty and license fee income	2,495	3	4,408	5	5,292	6
Total	$97,599	100%	$95,947	100%	$93,707	100%

Markets

Clinical diagnostics

The domestic clinical diagnostics market has been reported by industry sources to be greater than $23 billion annually and over $46 billion worldwide. It is comprised of a broad range of tests based on clinical chemistry, microbiology, immunoassays, genomics, proteomics, gene expression profiling blood banking, and cancer screening assays through histology as well as newer body fluid based approaches. Many of these tests employ traditional technologies such as cell culture technologies.

Immunoassays are based on the use of antibodies directed against a specific target, or antigen, to detect that antigen in a patient sample. Cell culturing techniques involve the growth, isolation and visual detection of the presence of a microorganism and often its susceptibility to FDA approved drugs.

There are several drawbacks to these more traditional technologies. Immunoassays do not allow for early detection of diseases because they require minimum levels of antigens to be produced by the microorganism in order to be identified. These levels vary by microorganism, and the delay involved could be several days or several months, as seen in HIV/AIDS. Cell cultures are slow, labor intensive and not amenable to all microorganisms. For example, gonorrhoea and chlamydia are difficult to culture.

Molecular-based diagnostics have many advantages over the traditional technologies. Since gene-based diagnostics focus on the identification of diseases at the cellular level, they can identify the presence of the disease at its earliest stage of manifestation in the body. These tests provide results more rapidly, are applicable to a broad spectrum of microorganisms and can easily be automated in a multiplex platform.

Several advances in technology are accelerating the adoption of gene-based diagnostics in clinical laboratories. These advances include high throughput automated formats that minimize labor costs, non-radioactive probes and reagents that are safe to handle, and amplification technologies that improve the sensitivity of such diagnostics.

According to industry sources, the market for molecular diagnostic tools, assays and other products is currently more than $7 billion per year, and is acknowledged as one of the fastest growing segments in the in-vitro diagnostic industry, growing at more than twice the rate of traditional diagnostics. Contributing to this growth is, among other factors:

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

Diagnostic Products and Tools

There is a large and growing global demand by biomedical and pharmaceutical researchers for research and diagnostic tools that both facilitate and accelerate the generation of biological information. This demand can be met by gene and protein target based diagnostics for which a variety of formats, or tools, have been developed that enable researchers to study biological pathways. These tools can identify mutations in gene sequences and variations in gene expression levels that can lead to disease, or they can quantify biomarkers that provide insight to disease and potential therapeutic solutions. These techniques use instruments including DNA sequencing and genotyping instruments, microarrays, fluorescent microscopes, high content screening systems, flow cytometers and plate readers. Common among these instruments is the need for reagents that allow the identification, quantification and characterization, and interactions of specific genes or nucleic acid sequences, proteins, cells and other cellular structures and organelles.

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

In the normal physiologic functioning of the body key modulators interact with membrane-bound proteins and initiate a cascade of biochemical reactions that regulate the cell. How modulators interact with membrane-bound proteins set the stage for a variety of possible activities that the cell then controls. The membrane-bound proteins are multiligand receptors; hence the modulator(s) and their activity at a specific binding docking “station” determine the ultimate activity of the cell. This constitutes a cell signalling pathway. One of the most notable cell signalling pathways is the Wnt pathway and an associated membrane protein, LDL (low density lipoprotein) receptor-related protein LRP. Research by Enzo and others have unlocked the key to the activation/inhibition of the Wnt and/or LRP system resulting in the discovery and subsequent regulation of natural processes, such as development, cell division, and metabolic activity, among others. Manipulation of this system through small molecules, peptides, oligonucleotides or antibodies may possibly correct dysfunctional systems.

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

Strategy

Our objective is to develop, manufacture and sell high through-put, high value and affordable reliable molecular diagnostic products and services using our proprietary technologies to allow our customers to meet their clinical needs. Our proprietary technology platforms, if successful, will alter the existing business models and improve economics across the healthcare industry. Our strong intellectual property estate provides freedom to operate and compete in a rapidly growing molecular diagnostic healthcare marketplace.

We believe our expertise in developing and marketing proprietary technology platforms uniquely positions Enzo to provide products and services that will change the fundamental relationship between molecular diagnostic companies and clinical laboratories. Our technology platforms will provide economic and market optionality to use Enzo’s products and services for margin improvement. As such, clinical laboratories will be able to compete and enter into markets that until now have been out of reach to do poor economics as a result of high costs of regents and equipment rental arrangements from molecular diagnostic companies coupled with lower reimbursement from governmental and commercial healthcare companies.

Our objective allows clinical laboratories to purchase low cost regents or kits to be run on open system platforms already in use in their labs, or use Enzo as a low cost reference laboratory. Enzo’s integrated business model not only provides benefits to clinical laboratories but insurance providers will benefit from more clinical laboratories able to compete for testing services with national laboratories.

Increase investment in research and development & product development

We are increasing our research and development efforts to develop new leading edge solutions in the rapidly growing molecular diagnostic market place. Current technology platforms under development include:

•	FlowScript® – enhanced flow cytometry for signal cell analysis
•	Enhanced Immunohistochemistry – moving Pathology to the next generation
•	Ampiprobe™ – low cost, real time DNA amplification and detection
•	Enhanced Immunoassays – Pushing sensitivity to expand immunoassay applications

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

We continue to test technologies we believe can serve as enabling platforms for developing medicines that genetically target and inhibit viral functions, as well as medicines that regulate the immune response. In addition to such therapeutic products, we continue to capitalize on our nucleic acid labelling, target and signal amplification, and detection technologies and intellectual property to develop diagnostic and monitoring tests for various diseases.

We believe our expertise in developing and securing approvals of novel platform technologies will enable us to shorten the development time and capture meaningful market share.

Continue to Commercialize New Platforms for Molecular Diagnostics via Multiple Channels

We have developed several enabling platform technologies that may have utility in the development of a new generation of molecular diagnostic products designed to meet the needs of the current clinical marketplace. Our lead platform is AmpiProbe™ which is proprietary target amplification and detection technology that has been shown to require substantially less starting material than conventional methods such as polymerase chain reaction (PCR) based products. With AmpiProbe™ it may be possible to increase the number of analytes that can be assayed for from a single clinical specimen, which in turn may reduce the need for physicians to recall patients to obtain additional clinical material for testing. In addition by increasing the number of analytes tested in a single clinical preparation, AmpiProbe may be able to produce diagnostic tests at a significantly lower cost than conventional assays. Moreover, the need for less starting material may also lead to diagnostic tests with improved sensitivity, thus allowing detection of certain analytes present in minute quantities that are below the limit of detection of conventional assays.

We have already introduced the first product using our FlowScript™ platform technology for the identification of gene expression in clinical samples in detection of mRNA from Human papillomavirus (HPV) oncogenes, E6 and E7. Overexpression of these HPV oncogenes promotes the growth of malignant cells leading to the development of cervical cancer. The FlowScript™ technology platform is a proprietary, flow cytometry-based, molecular detection system for the multiplex analysis of cell function and identity, and was developed by cross-functional teams at Enzo. The HPV E6/E7 assay is the first product to utilize this novel platform. Analysis is performed on a small volume of a liquid cytology specimen and can thus be easily incorporated as a reflex test measure following abnormal Pap smear results. The assay, and the platform on which it is based, allows for the simultaneous analysis of several different genes expressed in every cell in a given sample. In this manner, it is possible to produce clinically relevant data at the single cell level. Unlike other assays that study mRNA expression, FlowScript™ assays are performed by a homogenous system that eliminates washing steps that can reduce fluctuation of results. Additionally, the assay’s use of external control improves run-to-run consistency. As a result, both hands on time and the number of steps are reduced, allowing for improved economics. In data presented at a 2015 pathology conference in Italy, Enzo’s assay was shown to produce reliable and consistent results near the limit of assay detection. Furthermore, Enzo anticipates applying this platform to a multiplicity of uses such as the study of other cancers, the evaluation of an individual immune state as well as products targeted to the drug development market, among others.

The FlowScript™ platform is used to help guide providers in assessing the risk of progression to cervical cancer and whether colposcopy or follow-up screening should be the preferred course of action. This assay demonstrates Enzo’s commitment to utilize our proprietary technology and bring forward clinically relevant diagnostics that can inform patient and physician decision-making, with potential to reduce spending associated with advanced stage disease. Moreover, it is indicative of how well we are executing on our strategy of utilizing our integrated structure to produce products that are relevant to today’s evolving healthcare marketplace.

Maximize our resources by collaborating with others in research and commercialization activities

We enter into research collaborations with leading academic and other research centers to augment our core expertise on specific programs.

Our clinical trial of Optiquel® is a direct result of a research collaboration. We acquired the rights and intellectual property to this candidate drug and technology intended for use in the treatment of autoimmune uveitis. Working with scientists and physicians in the United States and abroad, Enzo continued drug development to the stage of a clinical trial now being conducted in collaboration with the National Eye Institute of the National Institutes of Health in Washington DC.

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

Exploit our marketing and distribution infrastructure

Enzo Life Sciences has developed its sales and marketing infrastructure to directly service its end users such as clinical laboratories, researchers and pharmaceutical companies, while simultaneously positioning the Company for targeted product line expansion. Our global sales, marketing, manufacturing, product development and distribution infrastructure, have now been integrated and consolidated into a single global business. Enzo Life Sciences operates, under its own name, worldwide through wholly owned subsidiaries (in USA, Switzerland, Benelux, Germany, and the UK), a branch office in France and a network of third party distributors in most other significant markets worldwide. Our comprehensive product portfolio allows us to deliver integrated solutions to basic researchers, drug developers and clinical researchers around the globe. Our research allows us to provide solutions in all key research areas including: Genomics, Cell Biology Immunoassays and in a multitude of applied research markets including: Bioprocess, Personal Care, Cancer Research, and Neuroscience to name a few.

Expand and protect our intellectual property estate

Since our inception, we have followed a strategy of creating a broad encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During Fiscal 2015, we were issued 31 patents and expanded our patent estate in the area of nucleotides, amplification, labelling and detection, among others.

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

Gene analysis technology

All gene-based testing is premised on the knowledge that DNA forms a double helix comprised of two complementary strands that match and bind to each other. If a complementary piece of DNA (a probe) is introduced into a sample containing its matching DNA, it will bind to, or hybridize, to form a double helix with that DNA. Gene-based testing is carried out by:

•	amplification of the target DNA sequence (a process that is essential for the detection of very small amounts of nucleic acid);

•	labelling the probe with a marker that generates a detectable signal upon hybridization;

•	addition of the probe to the sample containing the DNA; and

•	binding or hybridization of the probe to the target DNA sequence, if present, to generate a detectable signal.

We have developed AmpiProbe™ a broad technology base for the labelling, detection, amplification and formatting of nucleic acids for gene analysis which is supported by our significant proprietary position in these fields. This and other proprietary technologies become the building blocks of our Molecular Diagnostic platforms.

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

Flow Cytometry

We have developed and launched our first product using our proprietary FlowScript® platform using flow cytometry to analyse messenger RNA ( mRNA) transcript expression in individual cells in a mixed cell population. By studying whether a gene or a set of genes is turned on or off, it is possible to obtain clinically relevant information at the single cell level. Our first product, the FlowScript® HPV E6/E7 Assay, examines the levels of E6/E& mRNA transcripts from multiple high risk types which account for over 95% of cervical cancers. We are planning to develop and introduce other products based on this platform technology in the future for applications such as immune-mediated disorders, metabolic disorders patient monitoring, and other cancers.

Non-radioactive labelling and detection

Traditionally, nucleic acid probes were labelled with radioactive isotopes. However, radioactively labelled probes have a number of shortcomings. They are unstable and consequently have a limited shelf life. They are potentially hazardous, resulting in restrictive licensing requirements and safety precautions for preparation, use and disposal. Finally, radioactive components are expensive. Our technologies permit gene analysis without the problems associated with radioactively labelled probes and are adaptable to a wide variety of formats.

Formats

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

Therapeutic Platform Development

Cell Signalling Pathway

One area of Enzo’s therapeutic platform development is related to the development of pharmaceutical agents that affect protein-protein interactions. Over the past several years, our scientists and collaborators have unlocked the secrets of a major cell signalling pathway thus producing a means to modify biologic activity in a number of physiological systems.

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

Through this novel, proprietary, functional screening system, we have identified small molecules capable of reversing sclerostin-mediated inhibition of Wnt signalling. Preclinical animal studies with several candidate lead compounds produced the following results:

•	significant increases in total and femoral bone density through new bone formation;

•	significant reduction in alveolar bone loss; and

•	significant reduction in bone resorption.

The anabolic induction of new bone formation and prevention of bone loss by our small molecule compounds may promise new paths for the treatment of osteoporosis. In addition, our proprietary technology has enabled the generation of novel chemical entities that have significant glucose lowering activity. These effects are separate from its effects on bone metabolism indicating a specificity of action conferred by the interaction of a particular compound with the cell signalling pathway. Therefore, this approach may be broadly applicable to the generation of therapeutic drug candidates for multiple indications.

Oral Immune Regulation

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

In summary, we have developed proprietary technologies in the areas of cell signalling, immune modulation and gene regulation (genetic antisense RNA) that we are using as platforms for a portfolio of novel therapeutics.

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

Our full service clinical laboratory in Farmingdale, New York contains an infrastructure that includes comprehensive information technology applications, logistics, client service and billing departments. We have a network of over thirty strategically located patient service centers and a full service phlebotomy department. Patient service centers collect from patients the specimens as requested by physicians. We also operate a fully equipped STAT laboratory in New York City. A “STAT” lab has the ability to perform certain routine tests quickly and report results to the physician immediately.

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

For fiscal years ended July 31, 2015, 2014 and 2013, respectively, approximately 65%, 61% and 59% of the Company’s revenues were derived from the clinical laboratory. Revenues, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2015, 2014 and 2013 were approximately 19%, 22% and 22% respectively, of the clinical laboratory segment’s total revenue. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. Other than the Medicare program, revenues from UnitedHealthcare and Oxford Health Plan represented approximately 28%, 25% and 22% of the Clinical Labs segment’s net revenue for the fiscal year ended July 31, 2015, 2014 and 2013, respectively.

At July 31, 2015 and 2014, approximately 68% and 60% for each year of the Company’s net accounts receivable was derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its third party payers that insure individuals. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

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

Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies and the Federal Medicare Program, all of which have different requirements. In both New York and New Jersey, the law prohibits the Company from billing the ordering physician. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures add further complexity to the billing process. We depend on the ordering physician to provide timely, accurate billing demographic and diagnostic coding information to us. Additional factors complicating the billing process include:

•	pricing differences between our standard gross fee schedules and the reimbursement rates of the payers;

•	disputes with payers as to which party is responsible for payment; and

•	disparity in coverage and information requirements among various payers.

Most of our bad debt expense is primarily the result of inaccurate billing information on requisitions received from the ordering physician. In addition, the bad debts includes the balances, after receipt of the approved settlements from third party payers for the insufficient diagnosis information received from the ordering physician, which result in denials of payment and the uncollectible portion of receivables from self-payers, including deductibles and co-payments, which are subject to credit risk and patients’ ability to pay. We must perform the requested tests and report test results regardless of whether the billing or diagnostic coding information is inaccurate or missing. We subsequently attempt to contact the ordering physician to obtain and rectify incorrect billing information. Missing or inaccurate information on the requisitions adds complexity to and may slow the billing process, creates backlogs of unbilled requisitions, and generally decreases the collectability and increases the aging of accounts receivable. When all issues relating to the missing or inaccurate information are not resolved in a timely manner, the related receivables are fully reserved to the allowance for doubtful accounts or allowances for contractual adjustments or written off.

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

The established Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.9% for five years beginning in 2010 and also includes a productivity adjustment which reduces the Consumer Price Index (“CPI”) market basket update beginning in 2011. Based on these calculations, the Medicare Fee Schedule was decreased in calendar year 2013 by 2.95%, decreased in calendar year 2014 by 0.75% and was unchanged in calendar 2015. Under the Patient Protection and Affordable Care Act, expansion in the pool of covered lives may expand the market for clinical diagnostic testing while at the same time various policies aimed at reducing cost or bundling care may reduce the rates paid for such services, the net impact of these factors on the market for our tests is not clear. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning in 2017, Medicare payments for clinical laboratory services will be paid based upon private payer rates as reported by clinical laboratories across the US replacing the current system which is based upon fee schedules derived from historical charges for tests from approximately 30 years ago. The impact of the new payment system on rates for tests we perform or our customers’ tests that may use our products is not clear at this time.

The Patient Protection and Affordable Care Act also imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013 and establishes the Independent Payment Advisory Board (“IPAB”). If the projected growth in per capita Medicare costs exceeds a specified target level, the IPAB must submit proposals to reduce or eliminate the difference. For calendar years 2016 through 2019, the target growth rate is the projected average of the increases in the Consumer Price Index and the medical care expenditure category of the Consumer Price Index; for 2020 and thereafter, the target growth rate is the rate of increase in gross domestic product per capita plus one percentage point. If it is necessary for the IPAB to submit proposals, they will automatically be implemented unless Congress enacts alternative proposals that achieve the same savings targets. We could experience a significant decrease in revenue from Medicare as a result of these pieces of legislation, which could have a material adverse effect on us. The IPAB currently has no appointees and it is unclear whether when and if it will become operational.

Also, HIPAA requires certain health care providers such as Enzo Clinical Labs and its physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions. Commencing July 1, 2012, CMS required that electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard called Version 5010. CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission. The new diagnostic code sets are called the ICD-10. They were originally to be implemented on October 1, 2013 (and CMS delayed the implementation date until October 1, 2014), but as part of the Protecting Access to Medicare Act of 2014, enacted on April 1, 2014, Congress prohibited the Secretary of Health and Human Services from implementing ICD-10 any earlier than October 1, 2015. CMS published a final rule on August 4, 2014 adopting the October 1, 2015 compliance date and requiring the use of ICD-9 code sets through September 30, 2015. It is possible that the transition to these new standards, particularly the transition to ICD-10, may result in a degree of disruption and confusion with physicians, thus potentially increasing accounts receivable at Enzo Clinical Lab due to delays in the timing of billing and payment of diagnostic tests performed.

Life Sciences

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
11

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

Enzo Life Sciences is organized to promote and market its products and brands under its own name, building on a foundation of the brands it has acquired or developed previously:

Enzo The original Enzo brand products and technologies are primarily focused in the areas of microarray analysis, gene regulation and gene modification. Patented Enzo technologies and products are recognized as key tools in non-radioactive gene and protein labelling.

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

Assay Designs The Assay Designs brand emphasizes our immunoassay development capability in the fields of inflammation, steroids and hormones, and cell signalling.

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

Based on the results from our collaborator in Germany, we entered into a Cooperative Research and Development Agreement (CRADA) with the National Eye Institute (NEI), part of the National Institutes of Health (“NIH”), for further development of our candidate compound Optiquel® for the treatment of autoimmune uveitis. In October 2010, we announced the initiation of a human clinical trial. Under the terms of the CRADA, the NEI and Enzo share the development costs of the studies and Enzo will supply its proprietary compound, Optiquel®. The agreement additionally includes non-clinical research focusing on the use of various compounds that may serve to enhance the immune mediated oral tolerance response to specific antigens. Such research may be applicable across the entire spectrum of the Company’s immune regulation platform. The study is designed as a randomized, double-masked, placebo-controlled proof-of-concept study with a long-term follow-up. Treatment has been concluded and no signs of safety issues were identified. Analysis of both immune system of the patient and clinical observation of the patient beyond the limited trial duration are being conducted and analysed, within subgroups of the patient population. This analysis is independent and beyond the trial endpoints which presented drug/placebo equivalents. This data will be important guidance in future uveitis and macular degeneration trials by immune modulation.

We previously had filed with the regulatory authorities in Europe, and Optiquel® has been granted orphan status under European regulations. We may apply for the same in the U.S. since Orphan status designation can confer both financial and marketing benefits.

Research and Development

Our principal research and development efforts are directed toward developing innovative new clinical research and diagnostic platforms, and selective expansion of our research product lines, given our increased manufacturing and distribution capability following the acquisitions of Axxora, Biomol International, and Assay Designs. We have developed our core research expertise in the life science field as a result of over 30 years of dedicated focus in this area. We conduct our research and other product development efforts through internal research and collaborative relationships.

In the fiscal years ended July 31, 2015, 2014 and 2013, the Company incurred costs of approximately $3.4 million, $3.1 million and, $3.9 million, respectively, for research and development activities. During fiscal 2015, the Company’s research and development program was refocused to areas that had greater opportunity to maximize revenues.

Internal Research Programs

Our professional staff, including 47 with post graduate degrees, performs our internal research and development activities. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

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

Competition

We compete with other life science and biotechnology companies, as well as pharmaceutical, chemical and other companies. Competition in our industry is intense. Many of these companies are performing research targeting the same technology, applications and markets. Many of these competitors are significantly larger than we are and have more resources. The primary competitive factors in our industry are the ability to create scientifically advanced technology, offer innovative products at the forefront of technological development to targeted market segments, successfully develop and commercialize products on a timely basis, establish and maintain intellectual property rights and attract and retain a breadth and depth of human resources.

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

At the end of fiscal 2015 we owned or licensed 245 patents relating to products, methods and procedures resulting from our internal or sponsored research projects. There can be no assurance that patents will be issued on pending applications or that any issued patents will not be challenged (see Item 3, Legal Proceedings), or that they will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology. We also rely on our trade secrets and continuing technological innovation. We require each of our employees to sign a confidentiality agreement that prohibits the employee from disclosing any confidential information about us, including our technology or trade secrets.

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

Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. Clinical laboratories must bill Medicare directly for the services provided to Medicare beneficiaries and may only collect the amounts permitted under the Medicare Clinical Laboratory Fee Schedule. Under the Patient Protection and Affordable Act, expansion in the pool of covered lives may expand the market for clinical diagnosis testing while at the same time, various policies aimed at reducing costs or bundling care may reduce the rates paid for such services; the net impact of these factors on the market for our tests is not clear. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning in 2017, Medicare payments for clinical laboratory services will be paid based upon private payer rates as reported by clinical laboratories across the US replacing the current system, which is based upon fee schedules derived from historical charges for tests from approximately 30 years ago. The impact of the new payment system on rates for tests perform or our customers’ tests that may use our products is not clear at this time.

Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on our business. We cannot predict, however, whether and what type of legislation will be enacted into law. In addition, reimbursement disapprovals by the third party payers, commercial insurers and health maintenance organizations, reductions or delays in the establishment of reimbursement rates, carrier limitations on the insurance coverage of the Company’s services or the use of the Company as a service provider could have a negative effect on the Company’s future revenues. During calendar year 2013 the Medicare reimbursement rates were reduced by an additional 2% in connection with the government’s sequestration cuts. During fiscal 2015 reimbursement rates have remained constant with 2014 levels.

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

Another Federal law, commonly known as the “Stark” law, prohibits physicians who have a financial relationship with an entity that furnishes “designated health services,” which includes clinical laboratory services (including anatomic pathology and clinical chemistry services), from referring Medicare (and in certain instances Medicaid) beneficiaries to that entity for laboratory tests unless a specific exception applies.

In addition, laboratories may not bill federal health care programs, or any other payor, for services furnished pursuant to a prohibited referral. Violation of the Stark law may result not only in denial of payment for the underlying testing services, but also the imposition of civil monetary penalties and, potentially, False Claims Act liability. New York State has adopted laws that are similar to the Federal Stark law, which contain similar prohibitions and penalties and apply regardless of payor.

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

In February 1997, the Department of Health and Human Services, Office of the Inspector General (OIG) released model voluntary compliance program guidance for laboratories. One key aspect of the model compliance guidance was an emphasis on the responsibility of laboratories to notify physicians that Medicare covers only medically necessary services. This requirement, and the likely effect on physician test ordering habits, focuses on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests, which make up the majority of the Company’s business measured in terms of net revenues. Nevertheless, it could potentially affect physicians’ test ordering habits more broadly. The Company is unable to predict whether, or to what extent, these developments have impacted, or may impact, utilization of the Company’s services.

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

Confidentiality of Health Information

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) included “administrative simplification” provisions designed to standardize common electronic transactions in health care and to protect the security and privacy of health information. Congress’ purpose in promulgating HIPAA was to increase the efficiency of health care transactions while, at the same time, protecting the confidentiality of patient information. Regulations have been adopted for electronic transaction, privacy security and breach notification standards and include the requirement to use a National Provider Identifier in electronic health care transactions. The National Provider Identifier is an identifier that replaced all other identifiers that are currently used or healthcare transactions (e.g., UPIN, Medicaid provider numbers, identifiers assigned by commercial insurers). The regulations promulgated under HIPAA have very broad applicability, including by specifically applying to health care providers, which include physicians and clinical laboratories that conduct an electronic transaction for which HIPAA has articulated standards. Together, health plans, health care clearinghouses and health care providers that conduct standard transactions subject to HIPAA are referred to as “Covered Entities”.

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

Regulation of Diagnostic Products

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

Although FDA has long asserted it has jurisdiction over laboratory-developed tests, the agency has historically exercised discretion enforcement with respect to most such tests and not required laboratories that furnish these tests to comply with FDA’s regulatory requirements for medical devices. However, on July 31, 2014, the FDA issued a 60-day notice to Congress indicating that the FDA intends to issue Draft Guidance on the regulation of laboratory-developed test. In the notice, FDA indicates that it intends to end its policy of general enforcement discretion towards laboratory-developed test, and proposes the implementation of a risk-based regulatory framework. Under the proposed framework, many laboratory-developed tests would be subject to FDA’s requirements for medical devices, including registration and listing premarket review, medical device reports and quality systems regulations. The implementation of this framework would not begin until after a Final Guidance is issued and would occur over a nine year period with those tests that FDA considers to be highest risk falling under FDA’s review requirements first. The draft guidance was released in late September 2014, and a 120 – day public comment period ended February 2015.

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

Employees

As of July 31, 2015, we employed 443 full-time and 40 part-time employees. Of the full-time employees, 109 were engaged in research, development, manufacturing, and marketing of research products, 1 in therapeutics research, 284 in performing testing, marketing and billing our clinical laboratories services and 49 in finance, legal, administrative and executive functions. Our scientific staff, including 47 individuals with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that we have established good relationships with our employees.

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

Enzo Biochem, Inc.

527 Madison Ave.

New York, New York 10022

Tel: (212) 583-0100

Attn: Investor Relations

Item 1A. Risk Factors

Financial Risks

We have experienced significant losses in our previous five fiscal years and quarter to quarter over such periods and our losses have resulted in the use of cash in operations. If such losses and cash uses continue, the value of your investment could decline significantly.

We incurred net losses of $2.3 million, $10.0 million, and $18.2 million for the fiscal years ended July 31, 2015, 2014 and 2013, respectively. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses and use cash in operations which could have an adverse effect on our business and adversely affect your investment in our Company.

We may need additional capital to fund growth, which may not be available on acceptable terms or at all, and could result in our business plan being limited and our business being harmed.

Our ability to increase revenue and improve profitability and liquidity will depend in part on our ability to grow the Enzo Life Science business with higher margin products and increase our market share and continue to grow the Enzo Clinical Lab business with new tests with higher reimbursements and increase our service volume which may require significant additional capital that may not be available to us. We may need additional financing due to future developments, changes in our business plan or failure of our current business plan to succeed, which could result from increased marketing, distribution or research and development costs. Our actual funding requirements could vary materially from our current estimates. If additional financing is needed, we may not be able to raise sufficient funds on favourable terms or at all. If we issue common stock or securities convertible into common stock in the future, such issuance will result in the then-existing stockholders sustaining dilution to their relative proportion of our outstanding equity. If we fail to obtain any necessary financing on a timely basis, then our ability to execute our current business plan may be limited, and our business, liquidity and financial condition could be harmed.

Business Risks

Our operating results may vary from period to period.

Our operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including:

•	competitive conditions, including changes in third-party reimbursements;

•	health care reform regulations affecting providers and plan sponsors;

•	changes in reimbursement policies from third party payers;

•	exchange rate fluctuations;

•	changes in tax laws, the results of tax audits or the measurement of tax uncertainties;

•	the timing of our research and development, sales and marketing expenses;
23

•	the introduction of new products by us or our competitors;

•	the success of identifying, acquiring and integrating businesses that complement our product offerings, add new technology or add presence in a market;

•	expenses associated with defending our intellectual property portfolio;

•	customer demand for our products due to changes in purchasing requirements and research needs;

•	general worldwide economic conditions affecting funding of research; and

•	seasonal fluctuations affected by weather and holiday periods.

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

Our future success will depend in part upon our ability to enhance existing products, develop and introduce new products and realize commercial acceptance of those products, in a rapidly changing technological environment.

The market for our products is characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance existing products, develop and introduce new products, and realize commercial acceptance of those products

The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological and market trends as well as precise technological execution. In addition, the successful development of new products will depend on the development of new technologies. We will be required to undertake time-consuming and costly development activities and to seek regulatory approval for these new products. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. Regulatory clearance or approval of any new products may not be granted by the FDA, state-wide agency or foreign regulatory authorities on a timely basis, or at all, and the new products may not be successfully commercialized.

We may be unable to identify, acquire and integrate acquisition targets.

During the fiscal years 2007 through 2009 we made significant acquisitions in our Life Sciences segment. Our strategy envisions, if an opportunistic target is identified, future growth from acquiring and integrating similar operations and/or product lines. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with the existing operations. In addition, we compete for acquisition candidates with other entities, some of which have greater financial resources than ours. Failure to implement successfully our acquisition strategy would limit our potential growth.

Our inability to carry out certain of our marketing and sales plans may make it difficult for us to grow or maintain our business.

The Life Sciences segment continues a marketing program designed to more directly service its end users, while simultaneously promoting the Enzo Life Science brand, with reference to our acquired brands. We will continue to reach out to our customers using our direct field sales force, in-house business team, the on-going enhancement of our interactive websites, continued attendance at top industry trade meetings, and publications to customers and in leading scientific journals. In addition to our direct sales, we operate worldwide through wholly-owned subsidiaries (in USA, Switzerland, Belgium, Germany, and the UK), a branch office in France and a network of third-party distributors in most other significant markets. If we are unable to successfully continue these programs, we may be unable to grow and our business could suffer.

We face significant competition, which could cause us to decrease the prices for our products or services or render our products uneconomical or obsolete, any of which could reduce our revenues and limit our growth.

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

Our Life Sciences segment manufactures and distributes our own brand products and the products of third party manufacturers and suppliers. Distributors also sell our branded products. To the extent we are unable to maintain or replace a distributor in a reasonable time period, or on commercially reasonable terms, if at all, our operations could be disrupted.

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

We are subject to Statement of Financial Accounting Standards ASC 350, “Intangibles - Goodwill and Other (“ASC 350”) which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount.

As of July 31, 2015 and 2014, goodwill and intangible assets represented approximately 20% and 24%, respectively, of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. The Company has no intangible assets with indefinite lives.

Our business is subject to governmental laws and regulations. We may be unable to obtain or maintain regulatory approvals for our products, which could reduce our revenue or prevent us from earning a return on our research and development expenditures.

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

In November 2013 the FDA issued a Guidance document entitled “Distribution of In Vitro Diagnostic Products Labeled for Research Use Only or Investigational Use Only,” or the RUO Guidance, which highlights the FDA’s interpretation that distribution of RUO products with any labeling, advertising or promotion that suggests that clinical laboratories can validate the test through their own procedures and subsequently offer it for clinical diagnostic use as an LDT is in conflict with RUO status. The RUO Guidance further articulates the FDA’s position that any assistance offered in performing clinical validation or verification, or similar specialized technical support, to clinical laboratories, is in conflict with RUO status. More recently, on October 3, 2014, the FDA announced the availability of a draft guidance entitled “Framework for Regulatory Oversight of Laboratory-Developed Tests,” a risk-based oversight framework for LDTs. If the draft guidance is finalized as presently written, such oversight framework includes a premarket review for higher-risk LDTs, such as those that have the same intended use as an FDA-approved or cleared companion diagnostic currently on the market, as well as other high risk and moderate risk LDTs over time. As a result of the draft guidance, we may be required to seek clearance or approval to offer our tests for clinical use earlier than we otherwise might have done. If we engage in any activities that are in conflict with the RUO status held by some of the tests that we sell or intend to sell, we may be subject to immediate, severe and broad FDA enforcement action that would adversely affect our ability to continue operations. Accordingly, if the FDA finds that we are distributing our RUO products in a manner that is inconsistent with its guidance, we may be forced to stop distribution of our RUO tests until we are in compliance, which, would reduce our revenue, increase our costs and adversely affect our business, prospects, results of operations and financial condition.

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
27

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

Risks relating to our Clinical Labs segment

Our clinical laboratory business is subject to extensive government regulation and our loss of any required certifications or licenses could require us to cease operating this part of our business, which would reduce our revenue and injure our reputation.

The clinical laboratory industry is subject to significant governmental regulation at the Federal, state and local levels. Under the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 (collectively, as amended, “CLIA”) virtually all clinical laboratories, including ours, must be certified by the Federal government. Many clinical laboratories also must meet other governmental standards, undergo proficiency testing and are subject to inspection. Certifications or licenses are also required by various state and local laws. The failure of our clinical laboratory to obtain or maintain such certifications or licenses under these laws could interrupt our ability to operate our clinical laboratory business and injure our reputation. The Protecting Access to Medicare Act (“PAMA”) of 2014 is impacting the clinical laboratory testing industry. Key parts of this legislation include provisions that provide for the establishment of an advisory panel and a market-based process to rebase the clinical laboratory fee schedule, developing a new fee schedule and limiting reductions in that fee schedule. If this process does not recognize the value that clinical laboratory testing brings to the healthcare system, our business can be materially adversely impacted.

Reimbursements from third-party payers, upon which our clinical laboratory business is dependent, are subject to inconsistent rates and coverage and legislative reform that are beyond our control. This inconsistency and any reform that decreases coverage and rates could reduce our earnings and harm our business.

Our clinical laboratory business is primarily dependent upon reimbursement from third-party payers, such as Medicaid, Medicare (which principally serves patients 65 and older) and commercial insurers. We are subject to variances in reimbursement rates among different third-party payers, as well as constant renegotiation of those reimbursement rates. Government and non-government payers have in the past sought, and continue to seek, to reduce and limit utilization and reimbursement of healthcare services, including in the area of genetic testing. We also are subject to audit by Medicare and the commercial insurers, which can result in the return of payments made to us under these programs. These variances in reimbursement rates and audit results could reduce our margins and thus our earnings.

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

The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts. The Clinical Laboratory Improvement Amendments of 1988, or CLIA, are federal regulatory standards that apply to virtually all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, by requiring that they be certified by the federal government or by a federally approved accreditation agency. CLIA does not pre-empt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing. The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Several states have similar laws and we may be subject to similar penalties.

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

Our business could be adversely impacted by CMS’ adoption of the new coding set for diagnoses.

CMS has adopted a new coding set for diagnosis, commonly known as ICD-10, which significantly expands the coding set for diagnoses. The new coding set was required to be implemented by October 1, 2015. We must adequately implement the new coding set. In addition, physicians may fail to provide appropriate codes for desired tests; historically, delays in billing have resulted in increased costs and decreased collection of payment.

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

We have implemented practices to meet the requirements of the HIPAA privacy, security and breach notification regulations, and updated these practices to comply with HITECH. HIPAA establishes a “floor” and does not supersede state laws that are more stringent. Therefore, we are required to comply with federal privacy security and breach notification regulations and varying state privacy, security and breach notification laws and regulations. In addition, for healthcare data transfers from other countries relating to citizens of those countries, we must comply with the laws of those other countries. The federal privacy regulations restrict our ability to use or disclose patient-identifiable laboratory data, without patient authorization, for purposes other than payment, treatment, healthcare operations and certain other specified disclosures such as public health and governmental oversight of the health care industry. The privacy, security and breach notification regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

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

We are subject to federal and state healthcare fraud and abuse and other laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.

As a provider of clinical laboratory testing services, we are subject to extensive and frequently changing federal, state and local laws and regulations governing various aspects of our business. For example, we are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. These healthcare laws and regulations include, for example:

•	the federal Anti-Kickback Law, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, including third-party laboratories, by prohibiting, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase, lease order or recommendation of, any good, facility, item or services for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information, and also established federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services, and which imposed certain requirements relating to privacy, security, and transmission of individually identifiable health information;

•	the federal physician self-referral law, commonly known as the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician (or a member of the physician’s family) has a financial relationship with the entity, and which also prohibits the submission of any claims for reimbursement for designated health services furnished pursuant to a prohibited referral;

•	the federal Physician Payment Sunshine Act, and its implementing regulations, which requires manufacturers of certain drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects.

We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding our business or the healthcare industry in general, or what effect such legislation or regulations may have on us. Federal or state governments may impose additional restrictions or adopt interpretations of existing laws that could have an adverse effect on us.

We incur significant costs in complying with these laws and regulations. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations, or our sales techniques or product placement strategies, are found to be in violation of, or to encourage or assist the violation by third parties of, any of the laws described above or any other governmental regulations that apply to us, or if we fail to maintain, renew or obtain necessary permits, licenses and approvals related to our in-house laboratory, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, suspension or revocation of certifications or licenses that are required to operate our business, injunctions and other associated remedies, the curtailment or restructuring of our operations, denial or withdrawal of product clearances, or private “qui tam” actions brought by individual whistleblowers in the name of the government, any of which could have an adverse effect on our business. If we or others determine that any of our existing customer relationships do not comply with applicable laws and regulations, either due to changes in such laws and regulations or evolving interpretations of such laws and regulations, we may be required to renegotiate or terminate such relationships. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Other risks relating to our business

If we fail to maintain or monitor our information systems our businesses could be adversely affected.

We depend on information systems throughout our Company to control our Life Science manufacturing, inventory, distribution and website and the Clinical Lab processes for: processing specimens, managing inventory, processing test results and submitting claims, collecting from insurers and patients, responding to inquiries, contributing to our overall internal control processes, maintaining records of our property, plant and equipment, and recording and paying amounts due vendors and other creditors. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.

Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in damage to the Company’s reputation and/or subject the Company to costs, fines, or lawsuits.

The integrity and protection of our own data, and that of its customers and employees, is critical to the Company’s business. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase the Company’s operating costs and/or adversely impact the Company’s ability to market its products and services to customers. Although the Company’s computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, the Company may not be able to address these techniques proactively or implement adequate preventative measures. If the Company’s computer systems are compromised, it could be subject to fines, damages, litigation, and enforcement actions, customers could curtail or cease using its applications, and the Company could lose trade secrets, the occurrence of which could harm its business.

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

Although we believe that our present insurance coverage is sufficient to cover our current estimated exposures, we cannot assure that we will not incur losses or liabilities in excess of our policy limits. In addition, although we believe that will be able to continue to obtain adequate coverage, we cannot assure that we will be able to do so at acceptable costs.

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

We operate internationally primarily through wholly-owned subsidiaries located in North America and Europe. Revenues outside the United States were approximately 10% of total revenues in fiscal 2015. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including

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

As of July 31, 2015 and 2014, we had $3.0 million in borrowings under our Revolving Loan and Security Agreement (“credit agreement”). In addition, we may incur additional indebtedness in the future. Accordingly, we are exposed to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. The existing credit agreement contains restrictive covenant restrictions that limit our ability to conduct our business, including restrictions on our ability to incur additional indebtedness. Our ability to maintain our compliance with these covenants is dependent on our financial performance, which is influenced by a number of factors. Violation of any of these covenants would result in an event of default under the credit agreement. Upon the occurrence of an event of default that is not cured or waived, the lender would have the ability to accelerate the repayment of all amounts then outstanding under the credit agreement. In the event of a default, and during the continuance of an event of default under the credit agreement, we would no longer have the right to borrow additional funds under the credit agreement. Under these circumstances, we may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all.

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

Note 1 - In March 2005, the Company amended and extended the lease for its Farmingdale laboratory for a period of 12 years. On October 9, 2015, this lease was amended and extended through March 31, 2027.

Note 2 - In February 2010, the lease, which includes 4,100 square feet under a sublease rental agreement through December 31, 2015, was extended through May 2020.

Note 3 - The lease for this property was acquired in connection with the Axxora acquisition in May 2007. In July 2014, the Company amended and extended the lease through December 2016.

Note 4 - The lease for this property was acquired in connection with the Assay Designs acquisition in March 2009 and was amended and extended through May 2021.

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

As of August 1, 2014 the Company was engaged in litigation in the United States District Court for the Southern District of New York against Roche Diagnostic GmbH and its related company Roche Molecular Systems, Inc. (“Roche”), as declaratory judgment defendant. This case was commenced in May 2004. Roche seeks a declaratory judgment of non-breach of contract and patent invalidity against the Company. Roche has also asserted tort claims against the Company. The Company has asserted breach of contract and patent infringement causes of action against Roche. There has been extensive discovery in the case. In 2011, Roche moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, the motion was granted in part and denied in part. In December 2012, Roche moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. On December 6, 2013, the Court granted in part and denied in part Roche’s summary judgment motion. On October 22, 2014, the Court ordered that damages discovery concerning the Company’s remaining contract and patent claims and Roche’s claims should be completed by January 30, 2015, and expert discovery should be completed following the Court’s not-yet-issued claim construction ruling concerning the Company’s patent infringement claim against Roche. Roche dropped its tort claims during damages discovery, which is now closed. On April 28, 2015, the Court heard oral argument on claim construction issues. The litigation in the United States District Court for the Southern District of New York between the Company and Molecular Probes, Inc. terminated on May 11, 2015, with a settlement in favor of the Company in the amount of $170,000. The Company’s former counsel, Greenberg Traurig LLP, is also engaged in litigation against the Company in the United States District Court for the Southern District of New York concerning Greenberg Traurig’s request for a charging lien relating to its representation of the Company in the Roche and other cases.

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

On June 20, 2014, the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (formerly known as PerkinElmer Life Sciences, Inc.) (together, “PerkinElmer”), with respect to an action between the Company and PerkinElmer before the U.S. District Court, Southern District of New York, Case No 03-CV-3817. PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former counsel’s motion requesting a charging lien for fees allegedly owed for past services rendered to the Company. Because the settlement proceeds are held in escrow, and the amount the Company will ultimately receive is indeterminable, it did not include the settlement or any additional amounts which may be payable to the attorney in the financial statements as of and for the fiscal years ended July 31, 2015 and 2014.

As previously disclosed, in 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation came to focus primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. The time period initially covered by the investigation was from 2004 through 2011. In response to the Subpoena, the Company cooperated with the government. On September 22, 2014, the Company and the U.S. Department of Justice reached a settlement agreement to resolve this matter, in substantive form as disclosed in the Company’s fiscal quarter ended April 30, 2014. During the quarter ended April, 30, 2014, the Company recorded a charge of $2.0 million in the statement of operations under legal settlements, net within the Clinical Labs segment. The settlement amount will be paid with interest over a five-year period. As of July 31, 2015, the Company carried a balance of $0.4 million as other current liabilities and $1.2 million as a non-current liability. Under certain circumstances, the Company may be required to accelerate payments and/or pay up to an additional $1.5 million based upon (i) a favorable recovery and collection related to the judgment in the Life Technologies matter discussed above, (ii) receipt of additional capital greater than $10.0 million in a fiscal year (in that case, the Company is required to pay 20% of any amount over $10.0 million plus interest, or (iii) sale of the Company. The final settlement covers the time period 2004-2014.

As a result of the settlements with Affymetrix and the US Department of Justice, noted above, the Company recorded $3.1 million as legal settlements, net during the fiscal year ended July 31, 2014.

On July 2, 2015, the Company as Plaintiff executed a settlement agreement with Luminex Corporation with respect to an action between the Company and Abbott Laboratories and Abbott Molecular, Inc (Defendants) and Luminex Corporation (Intervening Defendant) before the U.S. District Court for the District of Delaware for alleged patent infringement. Luminex paid the Company a total of $7.1 million as consideration for this agreement and the dismissal of the litigation against Luminex. The amount of the settlement, net of attorney’s fees is included in the statement of operations under Legal settlements, net within the Life Science segment.

On July 20, 2015, the Company as Plaintiff finalized and executed a settlement agreement with Siemens Healthcare Diagnostics Inc. (“Siemens”) to settle a patent litigation lawsuit before the U.S. District Court for the District of Delaware in the amount of $9.5 million. Under terms of the agreement, Siemens will also pay the Company additional royalties of $1.0 million per annum on sales of its molecular products manufactured and/or sold in the United States during the its fiscal years 2015 through 2019 if sales of such products exceed a contractual amount. The amount of the settlement, net of attorney’s fees is included in the statement of operations under Legal settlements, net within the Life Sciences segment. The net settlement amount is included in Other receivables in the consolidated balance sheet as of July 31, 2015 and was received in August 2015.

As a result of the settlements during fiscal 2015 noted above, the Company recorded $11.5 million as legal settlements, net during the fiscal year ended July 31, 2015.

On October 9, 2015, the Company reached and finalized a settlement with Affymetrix, Inc. in the amount of $10 million in an infringement action brought by the Company regarding its US Patent no. 7,064,197. The case was originally brought by the Company in the United States District Court for the District of Delaware. This settlement will be recorded in the first quarter of fiscal year 2016.

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

2015 Fiscal Year (August 1, 2014 to July 31, 2015):

	High	Low
1st Quarter	$6.08	$4.55
2nd Quarter	$5.27	$3.13
3rd Quarter	$3.43	$2.57
4th Quarter	$3.25	$2.43

2014 Fiscal Year (August 1, 2013 to July 31, 2014):

	High	Low
1st Quarter	$2.62	$2.21
2nd Quarter	$2.92	$2.34
3rd Quarter	$4.55	$2.75
4th Quarter	$5.41	$3.44

As of September 30, 2015, the Company had approximately 755 stockholders of record of its common stock.

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

COMAPRISON OF 5-YEAR CUMULATIVE TOTAL
RETURN AMONG ENZO BIOCHEM, INC.,
NYSE MARKET INDEX, MORNINGSTAR DIAGNOSTIC AND RESEARCH
INDEX AND MEDICAL LABORATORIES INDEX

ASSUMES $100 INVESTED ON AUGUST 1, 2010

ASSUMES DIVIDEND REINVESTED

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	7/31/2010	7/31/2011	7/31/2012	7/31/2013	7/31/2014	7/31/2015
Company/Market/Peer Group
Enzo Biochem, Inc.	100.00	83.48	32.61	47.39	104.35	65.22
NYSE Composite Index	100.00	118.40	118.60	148.22	170.59	177.37
Morningstar Diagnostic & Research	100.00	128.61	123.41	165.38	199.01	237.80
SIC 8071 - Medical Laboratories	100.00	121.09	121.33	132.04	140.60	162.01
Medical Laboratories + Enzo Biochem Inc.	100.00	120.71	120.37	131.13	140.28	160.95
41

Item 6. Selected Financial Data

The following table, which is derived from the audited consolidated financial statements of the Company for the fiscal years 2011 through 2015 should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	For the fiscal year ended July 31, (In thousands, except per share amounts)
Operating Results	2015	2014	2013	2012	2011
Revenues	$97,599	$95,947	$93,707	$103,083	$102,029

Impairment charges (1)	$—	—	—	(24,540)	—

Operating loss	$(1,206)	$(10,180)	$(18,890)	$(40,479)	$(12,928)

Net loss	$(2,285)	$(9,977)	$(18,237)	$(39,269)	$(12,960)

Basic and diluted net loss per common share:	$(0.05)	$(0.23)	$(0.46)	$(1.01)	$(0.34)

	July 31,
Financial Position (in thousands)	2015	2014	2013	2012	2011
Working capital	$22,528	$15,771	$8,704	$21,412	$33,670

Total assets (1)	$68,394	$64,411	$58,958	$69,123	$109,474

Stockholders’ equity (1)	$42,606	$36,950	$34,132	$49,101	$88,715

Notes to Selected Financial Data:

(1)	In the fourth quarter of fiscal 2012, the Company recorded an impairment charge on goodwill and indefinite lived intangible assets.
42

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See in this Form 10-K for the fiscal year ended July 31, 2015 Part 1. Item 1. Business, for Forward Looking Cautionary Statements.

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

Enzo Clinical Labs is a regional clinical laboratory serving the greater New York, New Jersey and Eastern Pennsylvania medical communities. The Company believes having clinical diagnostic services allows us to capitalize first hand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive and personalized diagnostics. We offer a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, or search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of over 30 patient service centers throughout greater New York, New Jersey and Eastern Pennsylvania, a free-standing “STAT” or rapid response laboratory in New York City, and a full-service phlebotomy and an in-house logistics department. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients.

The Clinical Lab reporting unit is impacted by various risk factors, including among others, reduced reimbursements from third party payers for testing performed and from recent health care legislation. Despite the growth we have experienced, there can be no assurance future growth can be achieved. The introduction of new molecular and esoteric tests is expected to increase our revenue per test and could offset impacts from the above factors. The Company anticipates improved profitability with increased service volume. Clinical Labs experienced year over year growth in fiscal 2015 and 2014 of 8% and 5% respectively.

Enzo Life Sciences manufactures, develops and markets products and tools to life sciences, drug development and clinical research customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences, Inc. is a recognized leader in labelling and detection technologies across research and diagnostic markets. Our strong portfolio of proteins, antibodies, peptides, small molecules, labelling probes, dyes and kits provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. We are internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 9,000 of our own products and in addition distribute over 40,000 products made by over 40 other original manufacturers. Our strategic focus is directed to innovative high quality research reagents and kits in the primary key research areas of genomics, cellular analysis, small molecule chemistry, protein homeostasis and epigenetics and immunoassays and assay development. The segment is an established source for a comprehensive panel of products to scientific experts in the fields of cancer, cardiovascular disease, neurological disorders, diabetes and obesity, endocrine disorders, infectious and autoimmune disease, hepatotoxicity and renal injury.

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. The Company has focused its efforts on developing treatment regimens for diseases and conditions in which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 111 patents and patent applications.

The following table summarizes the sources of revenues for the fiscal years ended July 31, 2015, 2014 and 2013 (in $000’s and percentages):

	2015		2014		2013
Clinical laboratory services	$63,414	65%	$58,689	61%	$55,889	59%
Product revenues	31,690	32	32,850	34	32,526	35
Royalty and license fee Income	2,495	3	4,408	5	5,292	6
Total	$97,599	100%	$95,947	100%	$93,707	100%
43

Results of Operations

Fiscal year ended July 31, 2015 compared to July 31, 2014
(in 000s)

Comparative Financial Data for the Fiscal Years Ended July 31,

	2015	2014	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$63,414	$58,689	$4,725	8
Product revenues	31,690	32,850	(1,160)	(4)
Royalty and license fee income	2,495	4,408	(1,913)	(43)
Total revenues	97,599	95,947	1,652	2

Operating expenses:
Cost of clinical laboratory services	39,589	38,948	641	2
Cost of product revenues	15,183	15,320	(137)	(1)
Research and development	3,350	3,141	209	7
Selling, general, and administrative	41,069	41,801	(732)	(2)
Provision for uncollectible accounts receivable	2,284	3,063	(779)	(25)
Legal fee expense	8,788	6,954	1,834	26
Legal settlements, net	(11,458)	(3,100)	(8,358)	**
Total operating expenses	98,805	106,127	(7,322)	(7)

Operating loss	(1,206)	(10,180)	(8,974)	88

Other income (expense):
Interest	(245)	(208)	37	(18)
Other	95	194	99	51
Foreign currency (loss) gain	(936)	289	1,225	**
Loss before income taxes	$(2,292)	$(9,905)	$(7,613)	(77)

** not meaningful

Consolidated Results:

The “2015 period” and the “2014 period” refer to the fiscal year ended July 31, 2015 and 2014, respectively.

Clinical laboratory services revenues for the 2015 period were $63.4 million compared to $58.7 million, an increase of $4.7 million or 8%. The increase in revenue from fiscal year 2014 to 2015 is mainly attributed to an increase in molecular testing related to volume and the increase in the average gross charge per accession.

Product revenues for the 2015 period were $31.7 million compared to $32.9 million in the 2014 period, a decrease of $1.2 million or 4%. The decrease was due to the negative impact of translating revenues denominated in the euro, pound sterling and Swiss franc which depreciated versus the US dollar in the 2015 period compared to the 2014 period ($0.9 million) and declines in sales of non-proprietary products ($0.3 million), primarily in markets other than the US.

Royalty and license fee income during the 2015 period was $2.5 million compared to $4.4 million in the 2014 period a decrease of $1.9 million or 43%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. Qiagen has experienced declines in its US sales of HPV products which in turn reduces our royalty income. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2015 period was $39.6 million as compared to $38.9 million in the 2014 period, an increase of $0.6 million or 2%.

The cost of product revenues during the 2015 period was $15.2 million compared to $15.3 million in the 2014 period, a decrease of $0.1 million or 1%. The gross profit margin was 52% in the 2015 period versus 53% in the 2014 period.

Research and development expenses were approximately $3.4 million during the 2015 period, compared to $3.1 million in the 2014 period, an increase of $0.2 million or 7%. The increase was attributed to an increase in payroll and material costs related to product development for the Life Sciences segment.

Selling, general and administrative expenses were approximately $41.1 million during the 2015 period and $41.8 million during the 2014 period, a decrease of $0.7 million or 2%. For the Enzo Life Sciences segment, selling, general and administrative decreased $1.2 million due to the positive effects from the business realignments occurring in fiscal 2014 resulting in lower compensation related costs and lower facility costs. Other segment selling, general and administrative increased $0.3 million, primarily due to compensation related costs and professional and other fees. The Clinical Lab segment selling, general and administrative increased $0.2 million primarily due to increases in compensation related expenses.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $2.3 million for the 2015 period as compared to $3.1 million in the 2014 period, a decrease of $0.8 million or 25%. The decrease is primarily due to improved collection procedures at the Clinical Labs.

Legal fee expense was $8.8 million during the 2015 period compared to $7.0 million in the 2014 period, an increase of $1.8 million or 26% primarily due to increased legal fees and related costs associated with ongoing patent litigation.

Legal settlements, net was $(11.5) million in the 2015 period and $(3.1) in the 2014 period. During the 2015 period the Company as plaintiff finalized and executed settlement agreements with Luminex Corporation ($4.9 million, net), Siemens Healthcare Diagnostics ($6.4 million, net), and Molecular Probes ($0.2 million).

During the 2014 period the Company as plaintiff finalized and executed a settlement agreement with Affymetrix, Inc. in the amount of $(5.1) million. Also during the 2014 period, the Company reached a final agreement on the principal terms of a settlement with the U.S. Department of Justice relating to their investigation of an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. As a result, the Company recorded a charge of $2.0 million.

Interest expense was $0.2 million during the 2015 and 2014 periods due to interest incurred on the credit agreement entered into in 2013.

During the 2015 and the 2014 periods, the (loss) gain on foreign currency transactions was $(0.9) million and $0.3 million, respectively, an unfavorable change of $1.2 million. The Company has loans and receivables with its foreign subsidiaries which may be denominated in US dollars or a foreign currency. When re-measuring these amounts into the respective entities’ functional currency, the Company recognizes a loss if those foreign currencies, including the Swiss Franc, British pound and Euro depreciate relative to the US dollar during the period and a gain if those foreign currencies appreciate relative to the US dollar. During the 2015 period, those currencies depreciated between 6.4% and 18.3% relative to the US dollar. During the 2014 period, those currencies appreciated relative to the US dollar.

Segment Results:

Clinical Labs

The Clinical Labs segment’s income (loss) before taxes was $0.5 million for 2015 period as compared to a loss of $(6.6) million in the 2014 period, an improvement year over year of $7.1 million.  The 2014 period loss includes a $2.0 million charge for a legal settlement with the U.S. Department of Justice. Revenue from laboratory services for the 2015 period were $63.4 million compared to $58.7 in the 2014 period. The increase of $4.7 million is mainly attributed to an increase in molecular testing related to volume and the increase in the average gross charge per accession. Cost of sales during the 2015 period was $39.6 million as compared to $38.9 million in the 2014 period, an increase of $0.6 million.  Clinical Lab gross profit margin was 38% in the 2015 period and 34% in the 2014 period. The provision for uncollectable accounts was $2.4 million as compared to $3.1 million; the decrease is primarily due to continued process review and improvement.

Life Sciences

The Life Sciences segment’s income before taxes was $15.0 million for the 2015 period as compared to $10.8 million for the 2014 period, an improvement of $4.2 million over fiscal 2014. The 2015 and 2014 periods include $11.5 and $5.1 million, respectively for patent litigation settlement agreements previously described. Product revenues decreased $1.2 million or 4% in the 2015 period due to the negative impact of translating revenues denominated in foreign currencies into the US dollar ($0.9 million) and by declines in sales of non-proprietary products ($0.3 million), primarily in markets other than the US. The segment’s gross profit was $19.0 million in the 2015 period, as compared $21.9 million in the 2014 period, a decrease of $2.9 million primarily due to a decrease in royalty and license fee income of $1.9 million and a gross margin decrease of $1.0 million on lower product revenues. The segment’s other operating expenses, excluding legal and legal settlements, net, decreased approximately $1.0 million during the 2015 period due to cost reductions from headcount realignments and continued centralization of activities, particularly relating to selling, general and administrative. Due to the depreciation of foreign currencies versus the US dollar, including the Swiss Franc, British pound and Euro during the 2015 period, the foreign currency loss was $0.9 million compared to a $0.3 million gain in the 2014 period, resulting in an unfavorable change of $1.2 million in the 2015 period.

Therapeutics

Therapeutics loss before income taxes was approximately $0.7 million for the 2015 period as compared to $0.8 million in 2014 period due to lower activity

Other

The Other loss before taxes for the 2015 period was approximately $17.0 million as compared to $13.4 million for the 2014 period, an increase of $3.6 million primarily from the increase in legal fee expense and related costs associated with ongoing patent litigation.

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

The cost of clinical laboratory services during the 2014 period was $38.9 million as compared to $38.3 million in the 2013 period, an increase of $0.6 million or 2%. The increase is the result of higher cost of molecular testing of $1.7 million, partially offset by lower reagent cost of $0.7 million and a reduction in royalty expense of $0.3 million.

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

Segment Results:

Clinical Labs

The Clinical Labs segment’s loss before taxes was $6.6 million for 2014 period as compared to a loss of $7.1 million in the 2013 period, an improvement year over year of $0.5 million. The 2014 period loss includes a $2.0 million charge for a legal settlement with the U.S. Department of Justice. Revenue from laboratory services increased $2.8 million driven by growth in high value molecular testing of $6.1 million, which was partially offset by lower test volume versus 2013. Cost of sales increased $0.7 million as a result of higher cost of reference testing, which includes the cost of molecular testing of $0.8 million. Year over year selling and general administrative expense in support of the lab increased $0.5 million due to increases in payroll costs. The provision for uncollectible accounts receivable decreased $1.1 million due to improved collection procedures and changes in the mix of payers. Legal fees increased $0.4 million in support of the previously discussed legal settlement.

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

Liquidity and Capital Resources

At July 31, 2015, the Company had cash and cash equivalents of $18.1million of which $0.5 million was in foreign accounts, as compared to cash and cash equivalents of $17.5 million, of which $1.1 million was in foreign accounts at July 31, 2014. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $22.5 million at July 31, 2015 compared to $15.8 million at July 31, 2014. The increase in working capital of $6.7 million was primarily due to the recognition of $11.5 million in income from Legal Settlements, net from patent litigation settlement agreements and from proceeds from issuances of common stock under the Controlled Equity Offering program of $6.7 million, partially offset by net changes in operating assets and liabilities.

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

Net cash used in operating activities in fiscal 2015 was approximately $3.7 million as compared to $1.7 million in fiscal 2014, an increase of approximately $2.0 million. The increase in net cash used in operating activities in the 2015 period versus the 2014 period was primarily due to a net change in operating assets and liabilities of $9.5 million, which includes the increase in other receivables of $6.7 million for the settlement agreement with Siemens Healthcare Diagnostics Inc., and a decrease in non-cash charges of $0.2 million, partially offset by the change in the net loss of $7.7 million. Net cash used in operating activities in fiscal 2014 was approximately $1.7 million as compared to $10.0 million in fiscal 2013, a decrease of approximately $8.3 million. The decrease in net cash used in operating activities in the 2014 period versus the 2013 period was primarily due to a decrease in the net loss of $8.3 million; the decrease in non-cash charges of $1.5 million was offset by an increase in operating assets and liabilities of $1.5 million.

Net cash used in investing activities in fiscal 2015 was approximately $1.8 million as compared to $0.8 million in the year ago period, an increase of $1.0 million. The increase in the 2015 period is primarily due to increased capital expenditures. Net cash used in investing activities in fiscal 2014 was approximately $0.8 million as compared to $1.0 million in fiscal 2013, a decrease of $0.2 million, primarily due to lower capital expenditures.

Net cash provided by financing activities in fiscal 2015 was approximately $6.2 million as compared to $10.9 million in fiscal 2014. The decrease of $4.7 million was due to the decrease in proceeds from the issuance of common stock of $4.9 million partially offset by a decrease of $0.3 million in net payments under the Credit Agreement and installment loans and capital leases. Net cash provided by financing activities in fiscal 2014 was approximately $10.9 million as compared to $4.8 million in fiscal 2013. The increase of $6.1 million was due to the increase in proceeds from the issuance of common stock of $9.7 million offset by a decrease in net borrowings of $3.5 million under the Credit Agreement and an increase in payments of instalment loans and capital leases of $0.1 million.

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and MidCap Financial Services, LLC (formerly Healthcare Finance Group, LLC). The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Labs and Life Sciences segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. At July 31, 2015, 2014 and 2013, the borrowings under the Credit Agreement related to the Clinical Labs and Life Sciences receivables aggregated $3.0, $3.0 and $3.3 million, respectively, with an additional availability of $2.4 million as of July 31, 2015. As of July 31, 2013, the Company received a waiver from the Lender for non-compliance with a financial covenant and the lender modified various financial covenants relating to fiscal 2014. As of July 31, 2015, the Company is in compliance with the modified financial covenants. See Note 7 to the Consolidated Financial Statements for a further description of the Credit Agreement’s terms and financial covenants.

The Company continued to review all operating units to further reduce annual operating expenditures in fiscal 2015. While revenues and operating results at the Clinical Labs segment improved, revenues for the Life Sciences segment declined versus fiscal 2014. If revenues continue to decline, the segment may be required to record impairments of its intangible assets, which last occurred in fiscal 2012. The Company believes that its current cash and cash equivalents level, utilization of the Controlled Equity Offering program disclosed in Note 10 to the financial statements, which has resulted in net proceeds of $6.7 million and $11.5 million during the fiscal year ended July 31, 2015 and 2014, respectively, and available borrowings under the aforementioned Revolving Loan and Security Agreement disclosed in Note 7 to the financial statements are sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources of funds. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of this Form 10-K for the year ended July 31, 2015, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Effect of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. As of July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017, (the fiscal year ending July 31, 2019 for the Company) and early adoption is permitted for reporting periods beginning after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s combined consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement Extraordinary and Unusual Items. The ASU eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The update applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of this update to have a material impact in our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis. The amendments in the update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in the Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the effective date for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this update to have a material impact in our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 Interest – Imputation of Interest. The ASU was issued as part of the Simplification Initiatives, to simplify presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in the update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We do not expect the adoption of this update to have a material impact in our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. The new standard is effective for our fiscal years and interim periods beginning after December 15, 2016. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

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

The following is a summary of future payments under the Company’s contractual obligations as of July 31, 2015:

Payments Due by Period (In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating lease obligations	$27,374	$7,834	$12,098	$6,916	$526
Current and long term debt obligations	5,308	1,744	3,164	400	—
Employment agreements	2,271	1,048	1,223	—	—
Capital lease obligations	359	149	210	—	—
Total	$35,312	$10,775	$16,695	$7,316	$526

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

The following table represents the Clinical Labs segment’s net revenues and percentages by revenue category (in thousands):

	Year ended July 31, 2015		Year ended July 31, 2014		Year ended July 31, 2013
Category	Revenue	%	Revenue	%	Revenue	%
Third-party payers	$35,631	56	$29,509	50	$26,014	47
Medicare	11,981	19	12,815	22	12,497	22
Patient self-pay	11,028	17	11,204	19	12,172	22
HMO’s	4,774	8	5,161	9	5,206	9
Total	$63,414	100%	$58,689	100%	$55,889	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Item 3. Legal Proceedings.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 28%, 25% and 22% of the Clinical Labs segment net revenue for the years ended July 31, 2015, 2014 and 2013 respectively.

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

During the years ended July 31, 2015, 2014 and 2013, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 85%, 86% and 85%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $4.3 million, $4.1 million, and $3.8 million, for the years ended July 31, 2015, 2014, and 2013, respectively, and a change in the net accounts receivable of approximately $0.5 million as of each of July 31, 2015, 2014 and 2013.

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
52

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2015 and 2014, approximately 68% and 60% respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey and Eastern Pennsylvania medical communities. The Life Sciences segment’s accounts receivable, of which $1.1 million or 28% and $1.2 million or 24% represents foreign receivables as of July 31, 2015 and 2014 respectively, includes royalty receivables of $0.1 million and $1.0 million, respectively, from Qiagen Corporation.

Net accounts receivable

	July 31, 2015		July 31, 2014
	Total (in thousands)%		Total (in thousands)%
Clinical Labs (by billing category)
Third party payers	$3,595	44	$3,499	46
Patient self-pay	3,213	39	2,193	29
Medicare	1,081	13	1,558	21
HMO’s	305	4	280	4
Total Clinical Labs	8,194	100%	7,530	100%
Total Life Sciences	3,915		4,940
Total accounts receivable – net	$12,109		$12,470

Changes in the Company’s allowance for doubtful accounts are as follows:

	July 31, 2015	July 31, 2014
	(in thousands)
Beginning balance	$2,142	$2,707
Provision for doubtful accounts	2,284	3,063
Write-offs, net	(2,640)	(3,628)
Ending balance	$1,786	$2,142

For the Clinical Labs segment, the allowance for doubtful accounts represents amounts that the Company does not expect to collect after the Company has exhausted its collection procedures. The Company estimates its allowance for doubtful accounts in the period the related services are billed and reduces the allowance in future accounting periods based on write-offs during those periods. It bases the estimate for the allowance on the evaluation of historical experience of accounts going to collections and the net amounts not received. Accounts going to collection include the balances, after receipt of the approved settlements from third party payers, for the insufficient diagnosis information received from the ordering physician which result in denials of payment, and our estimate of the uncollected portion of receivables from self-payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. As of July 31, 2015 and 2014, the Company recategorizes to collections customers whose accounts receivable have been outstanding more than 210 days. The Company fully reserves through its contractual allowances amounts that have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

The allowance for doubtful accounts as a percentage of total accounts receivable at July 31, 2015 and 2014 was 12.9% and 14.7% respectively. During fiscal 2015, the contractual allowance applied to the Clinical Labs segment’s patient self-pay revenues was increased based on collections trends, which has the effect of reducing the allowance for doubtful patient pay accounts receivable. We continue to improve our patient pay collection process by billing patients sooner and by giving past due accounts to collection agencies sooner. As a result of these factors, a smaller allowance was required at July 31, 2015 versus 2014.

The following table indicates the Clinical Labs aged gross receivables by payer group (in thousands), which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments.

As of July 31, 2015	Total Amount	%	Third Party Payers Amount	%	Medicare Amount	%	Self-pay Amount	%	HMO’s Amount	%
1-30 days	$28,157	53	$17,527	50	$4,048	52	$2,991	47	$3,591	95
31-60 days	6,650	13	4,109	12	802	10	1,718	27	21	1
61-90 days	4,191	8	2,313	7	578	7	1,276	20	24	1
91-120 days	3,651	7	2,534	7	604	8	474	7	39	1
121-150 days	2,856	5	2,426	7	399	5	(3)	—	34	1
Greater than 150 days*	7,187	14	5,878	17	1,329	18	(40)	(1)	20	1
Totals	$52,692	100%	$34,787	100%	$7,760	100%	$6,416	100%	$3,729	100%

As of July 31, 2014	Total Amount	%	Third Party Payers Amount	%	Medicare Amount	%	Self-pay Amount	%	HMO’s Amount	%
1-30 days	$29,762	58	$17,786	55	$5,475	57	$2,871	48	$3,630	96
31-60 days	5,689	11	3,210	10	819	9	1,624	27	36	1
61-90 days	4,541	9	2,519	8	826	9	1,172	20	24	1
91-120 days	3,669	7	2,140	7	1,093	11	409	7	27	1
121-150 days	2,218	4	1,690	5	514	5	(3)	—	17	—
Greater than 150 days**	5,672	11	4,841	15	888	9	(109)	(2)	52	1
Totals	$51,551	100%	$32,186	100%	$9,615	100%	$5,964	100%	$3,786	100%

* Total includes $4,072 fully reserved over 210 days as of July 31, 2015.

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

The Company tests goodwill and long-lived assets annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill and long-lived assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely that not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill and long-lived assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step quantitative impairment review process. The first step of the quantitative impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess

During fiscal years 2015, 2014 and 2013, there was no impairment of Goodwill or Long-lived Assets.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical decline of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2015, our assets and liabilities would decrease by $0.5 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $1.0 million and $0.2 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2015, our pre-tax earnings (loss) would be unfavorably impacted by approximately $0.9 million on an annual basis.

Interest Rate Risk

We are exposed to interest rate risk with our variable rate Credit Agreement which bears interest at the three month LIBOR with a floor of 1.25% plus 4% per annum. A 300 basis point change in the LIBOR rate would impact our interest expense by $0.1 million. As of July 31, 2015, we have fixed interest rate financing on transportation and equipment leases.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report. See Item 15(a) (1) and (2)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of July 31, 2015, and that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of July 31, 2015.

EisnerAmper LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2015, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enzo Biochem, Inc.

We have audited Enzo Biochem, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of July 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Enzo Biochem, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enzo Biochem, Inc. and subsidiaries as of July 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2015, and our report dated October 13, 2015 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

October 13, 2015

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2015 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2015 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2015 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2015 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 27, 2015 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements
		Consolidated Balance Sheets - July 31, 2015 and 2014
		Consolidated Statements of Operations - Years ended July 31, 2015, 2014 and 2013
		Consolidated Statements of Comprehensive Income (Loss) - Years ended July 31, 2015, 2014 and 2013 Consolidated Statements of Stockholders’ Equity - Years ended July 31, 2015, 2014 and 2013
		Consolidated Statements of Cash Flows - Years ended July 31, 2015, 2014 and 2013
		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

(3)	Exhibits
58

The following documents are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit
No.	Description
3(a)	Certificate of Incorporation (1)

3(b)	Certificate of Incorporation, as amended on March 17, 1980. (1)

3(c)	Certificate of Amendment of the Certificate of Incorporation as amended on June 16, 1981. (2)

3(d)	Certificate of Amendment to the Certificate of Incorporation as of July 22, 1988. (3)

3(e)	Amended and restated Bylaws. (4)

10(a)	1994 Stock Option Plan. (5)

10 (b)	1999 Stock Option Plan. (6)

10 (c)	2005 Equity Compensation Incentive Plan (7)

10 (d)	2011 Incentive Plan (8)

10 (e)	Lease agreement with Pari Management (9)

10 (f)	Settlement and Release Agreement between the Company and Sigma Aldrich (10)

10 (g)	Stock Purchase Agreement By and Among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the Stock holders, Option holders and Warrant holders (12)

10 (h)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties with respect to the Biomol International and affiliate acquisition (13)

10 (i)	Asset Purchase Agreement By and Among Enzo Life Sciences, Acquisition, Inc. and Assay Designs, Inc.(14)

10 (j)	Amended and Restated Employment Agreement with Elazar Rabbani (15)

10 (k)	Amended and Restated Employment Agreement with Barry Weiner (15)

10 (l)	Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co,, as sales agent (16)

10 (m)	Revolving Loan and Security Agreement among the Enzo Biochem, Inc., Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc., Axxora, LLC and Enzo Realty, LLC as borrowers, and Enzo Therapeutics, Inc. as a guarantor, and Healthcare Finance Group, LLC as Lender(17)

10 (n)	Settlement and Release Agreement between the Company and Affymetrix (18)

10 (o)	Settlement and Release Agreement between the Company and PerkinElmer (19)

10 (p)	Settlement and Release Agreement between the Company and U.S. Department of Justice (20)

10 (q)	Settlement and Release Agreement between the Company and Luminex Corporation (21)
10 (r )	Settlement and Release Agreement between the Company and Siemens Healthcare Diagnostics Inc. (22)
10(s)*	Amendment of Lease with Pari Management

14 (a)	Code of Ethics (11)

21*	List of subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31 (a)*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
59

31 (b)*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS**	XBRL Instance Document

101. SCH**	XBRL Taxonomy Extension Schema Document

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
60

Notes to exhibits

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(7)	This exhibit was filed as an exhibit to the Company’s Proxy Statement of Schedule 14A filed on January 19, 2006 and is incorporated herein by reference.

(8)	This exhibit was filed as appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on November 16, 2010 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 and is incorporated herein by reference.

(10)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and is incorporated here by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K May 30, 2007 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K March 13, 2009 and is incorporated herein by reference.

(15)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2010 and is incorporated herein by reference.

(16)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 28, 2013 and incorporated herein by reference.

(17)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2013 and incorporated herein by reference.
61

(18)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 24, 2014 and incorporated herein by reference

(19)	This exhibit was filed with the Company’s Current Report on Form 8-K on June 23, 2014 and incorporated herein by reference.

(20)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2014.

(21)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 7, 2015 and incorporated herein by reference.
(22)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 22, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: October 13, 2015	By:	/s/ Elazar Rabbani Ph.D.
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani Ph.D.	October 13, 2015
Elazar Rabbani,
Chairman of Board of Directors and Secretary
(Principal Executive Officer)

By: /s/ Barry W. Weiner	October 13, 2015
Barry W. Weiner,
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

By: /s/ Bernard L. Kasten MD	October 13, 2015
Bernard Kasten, Director

By: /s/ Gregory M. Bortz	October 13, 2015
Gregory M. Bortz, Director

By: /s/ Dov Perlysky	October 13, 2015
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. and subsidiaries (the “Company”) as of July 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2015. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. and subsidiaries as of July 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enzo Biochem, Inc. and subsidiaries’ internal control over financial reporting as of July 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 13, 2015 expressed an unqualified opinion thereon.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended July 31, 2015. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

New York, New York

October 13, 2015

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31, 2015	July 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$18,109	$17,455
Accounts receivable, net of allowance for doubtful accounts of $1,786 in 2015 and $2,142 in 2014	12,109	12,470
Other receivables	6,650	—
Inventories	7,396	8,690
Prepaid expenses	2,222	2,121

Total current assets	46,486	40,736

Property, plant, and equipment, net	7,948	7,730
Goodwill	7,452	7,452
Intangible assets, net	6,155	8,108
Other	353	385

Total assets	$68,394	$64,411

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Loan payable	$3,013	$3,013
Accounts payable - trade	8,762	8,245
Accrued liabilities	11,297	12,917
Other current liabilities	886	790

Total current liabilities	23,958	24,965

Deferred taxes	37	183
Other liabilities	1,793	2,313

Total liabilities	$25,788	$27,461

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 46,062,065 at July 31, 2015 and 44,239,183 at July 31, 2014	461	443
Additional paid-in capital	324,966	317,160
Accumulated deficit	(284,682)	(282,397)
Accumulated other comprehensive income	1,861	1,744

Total stockholders’ equity	42,606	36,950

Total liabilities and stockholders’ equity	$68,394	$64,411

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended July 31,
	2015	2014	2013
Revenues:
Clinical laboratory services	$63,414	$58,689	$55,889
Product revenues	31,690	32,850	32,526
Royalty and license fee income	2,495	4,408	5,292
Total revenues	97,599	95,947	93,707

Operating expenses:
Cost of clinical laboratory services	39,589	38,948	38,251
Cost of product revenues	15,183	15,320	16,584
Research and development	3,350	3,141	3,889
Selling, general, and administrative	41,069	41,801	43,654
Provision for uncollectible accounts receivable	2,284	3,063	4,496
Legal fee expense	8,788	6,954	5,813
Legal settlements, net	(11,458)	(3,100)	—
Total operating expenses	98,805	106,127	112,687

Operating loss	(1,206)	(10,180)	(18,980)

Other income (expense):
Interest	(245)	(208)	(54)
Other	95	194	5
Foreign exchange (loss) gain	(936)	289	80

Loss before income taxes	(2,292)	(9,905)	(18,949)
Benefit (provision) for income taxes	7	(72)	712

Net loss	$(2,285)	$(9,977)	$(18,237)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.23)	$(0.46)

Weighted average common shares outstanding:
Basic and diluted	45,355	42,561	39,607

The accompanying notes are an integral part of these consolidated financial statements

F-4

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended July 31,
	2015	2014	2013
Net loss	$(2,285)	$(9,977)	$(18,237)
Other comprehensive income (loss):
Foreign currency translation adjustments	117	(114)	253
Comprehensive loss	$(2,168)	$(10,091)	$(17,984)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended July 31, 2015, 2014, and 2013

(in thousands, except share data)

	Common Stock Shares Issued	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at July 31, 2012	39,495,475	216,556	395	304,358	(3,074)	(254,183)	1,605	49,101
Net (loss) for the year ended July 31, 2013	—	—	—	—	—	(18,237)	—	(18,237)
Vesting of restricted stock	157,784	—	2	—	—	—	—	2
Share-based compensation charges	—	—	—	545	—	—	—	545
Net proceeds from Issuance of common stock (net of expenses of $224)	906,715	—	9	1,816	—	—	—	1,825
Issuance of treasury stock for employee 401(k) plan match	—	(216,556)	—	(2,458)	3,074	—	—	616
Issuance of common stock for employee 401(k) plan match	9,419	—	—	27	—	—	—	27
Foreign currency translation adjustments	—	—	—	—	—	—	253	253
Balance at July 31, 2013	40,569,393	—	406	304,288	—	(272,420)	1,858	34,132
Net (loss) for the year ended July 31, 2014	—	—	—	—	—	(9,977)	—	(9,977)
Vesting of restricted stock	82,968	—	1	—	—	—	—	1
Share-based compensation charges	—	—	—	594	—	—	—	594
Net proceeds from Issuance of common stock (net of expenses of $357)	3,421,176	—	34	11,508	—	—	—	11,542
Issuance of options in lieu of payment of cash bonuses	—	—	—	136	—	—	—	136
Issuance of common stock for employee 401(k) plan match	165,646	—	2	634	—	—	—	636
Foreign currency translation adjustments	—	—	—		—	—	(114)	(114)
Balance at July 31, 2014	44,239,183	—	$443	$317,160	$—	$(282,397)	$1,744	$36,950
Net (loss) for the year ended July 31, 2015	—	—	—	—	—	(2,285)	—	(2,285)
Vesting of restricted stock	19,418	—	—	—	—	—	—	—
Share-based compensation charges	—	—	—	429	—	—	—	429
Net proceeds from Issuance of common stock (net of expenses of $207)	1,588,480	—	16	6,672	—	—	—	6,688
Issuance of options in lieu of payment of cash bonuses	—	—	—	45	—	—	—	45
Issuance of common stock for employee 401(k) plan match	214,984	—	2	660	—	—	—	662
Foreign currency translation adjustments	—	—	—		—	—	117	117
Balance at July 31, 2015	46,062,065	—	$461	$324,966	$—	$(284,682)	$1,861	$42,606

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended July 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(2,285)	$(9,977)	$(18,237)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization of property, plant and equipment	2,019	2,131	2,615
Amortization of intangible assets	1,770	1,840	1,990
Provision for uncollectible accounts receivable	2,284	3,063	4,496
Deferred income tax (benefit)	(104)	(18)	(759)
Share-based compensation charges	429	594	545
Share-based 401(k) employer match expense	662	636	643
Foreign exchange (gain) loss	664	(304)	(127)

Changes in operating assets and liabilities:
Accounts receivable	(2,003)	(3,224)	(2,606)
Other receivables - settlements	(6,650)	—	—
Inventories	1,151	159	60
Prepaid expenses	(108)	336	(97)
Accounts payable - trade	394	(226)	(514)
Accrued liabilities, other current liabilities and other liabilities	(1,923)	3,293	1,975
Total adjustments	(1,415)	8,280	8,221

Net cash used in operating activities	(3,700)	(1,697)	(10,016)

Cash flows from investing activities:
Capital expenditures	(1,783)	(838)	(988)
Decrease in security deposits and other	31	5	17
Net cash used in investing activities	(1,752)	(833)	(971)

Cash flows from financing activities:
Net proceeds from issuance of common stock	6,688	11,542	1,825
Proceeds from borrowings under Credit Agreement	88,632	78,814	13,360
Repayments under Credit Agreement	(88,632)	(79,065)	(10,096)
Installment loan payments	(463)	(374)	(274)
Net cash provided by financing activities	6,225	10,917	4,815

Effect of exchange rate changes on cash and cash equivalents	(119)	61	103

Increase (decrease) in cash and cash equivalents	654	8,448	(6,069)
Cash and cash equivalents - beginning of year	17,455	9,007	15,076
Cash and cash equivalents - end of year	$18,109	$17,455	$9,007

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

Note 1 - Summary of significant accounting policies

Nature of business

Enzo Biochem, Inc. (the “Company”) is an integrated life science and biotechnology company engaged in research, development, manufacturing and marketing of diagnostic and research products based on genetic engineering, biotechnology and molecular biology. These products are designed for the diagnosis of and/or screening for infectious diseases, cancers, genetic defects and other medically pertinent diagnostic information and are distributed in the United States and internationally. The Company is conducting research and development activities in the development of therapeutic products based on the Company’s technology platform of genetic modulation and immune modulation. The Company also operates a clinical laboratory that offers and provides molecular and esoteric diagnostic medical testing services in the New York, New Jersey and Eastern Pennsylvania medical communities. The Company operates in three segments (see Note 15).

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds. At July 31, 2015 and 2014, the Company had cash and cash equivalents in foreign bank accounts of $0.5 million and $1.1 million, respectively.

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

July 31, 2015

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

The following table summarizes the Clinical Lab segment’s net revenues and revenue percentages by revenue category:

	Years Ended July 31,
	2015		2014		2013
Revenue category	Amount	%	Amount	%	Amount	%
Third-party payers	$35,631	56	$29,509	50	$26,014	47
Medicare	11,981	19	12,815	22	12,497	22
Patient self-pay	11,028	17	11,204	19	12,172	22
HMO’s	4,774	8	5,161	9	5,206	9
Total	$63,414	100%	$58,689	100%	$55,889	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs (See Note 14).

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 28%, 25% and 22% of the Clinical Labs segment net revenue for the years ended July 31, 2015, 2014 and 2013 respectively.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

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

During the years ended July 31, 2015, 2014 and 2013, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 85%, 86% and 85%, respectively, of gross billings.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

For the Clinical Labs segment, the allowance for doubtful accounts represents amounts that the Company does not expect to collect after the Company has exhausted its collection procedures. The Company estimates its allowance for doubtful accounts in the period the related services are billed and reduces the allowance in future accounting periods based on write-offs during those periods. It bases the estimate for the allowance on the evaluation of historical experience of accounts going to collections and the net amounts not received. Accounts going to collection include the balances, after receipt of the approved settlements from third party payers, for the insufficient diagnosis information received from the ordering physician which result in denials of payment, and our estimate of the uncollected portion of receivables from self-payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. As of July 31, 2015 and 2014, the Company recategorizes to collections customers whose accounts receivable have been outstanding more than 210 days. The Company fully reserves through its contractual allowances amounts that have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

As of July 31, 2015 and 2014, the Company determined an allowance for doubtful accounts for customers whose accounts receivable have been outstanding less than 210 days and either fully reserved (principally Medicare) or wrote off 100% of accounts receivable over 210 days, as it determined based on historical trends that these accounts were unlikely to be collected. Amounts fully reserved have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

The allowance for doubtful accounts as a percentage of total accounts receivable at July 31, 2015 and 2014 was 12.9% and 14.7% respectively. During fiscal 2015, the contractual allowance applied to the Clinical Labs segment’s patient self-pay revenues was increased based on collections trends, which has the effect of reducing the allowance for doubtful patient pay accounts receivable. We continue to improve our patient pay collection process by billing patients sooner and by giving past due accounts to collection agencies sooner. As a result of these factors, a smaller allowance was required at July 31, 2015 versus 2014.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At July 31, 2015 and 2014, approximately 68% and 60%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable includes royalties receivable of $0.1 million and $1.0 million, as of July 31, 2015 and 2014, respectively, due from QIAGEN Gaithersburg Inc. (“Qiagen”) (see Note 12).

The following is a table of the Company’s net accounts receivable by segment.

	July 31, 2015		July 31, 2014
Net accounts receivable by segment	Amount	%	Amount	%
Clinical Labs (by billing category)
Third party payers	$3,595	44	$3,499	46
Patient self-pay	3,213	39	2,193	29
Medicare	1,081	13	1,558	21
HMO’s	305	4	280	4
Total Clinical Labs	8,194	100%	7,530	100%

Total Life Sciences	3,915		4,940
Total accounts receivable – net	$12,109		$12,470

Changes in the Company’s allowance for doubtful accounts are as follows:

	July 31, 2015	July 31, 2014
Beginning balance	$2,142	$2,707
Provision for doubtful accounts	2,284	3,063
Write-offs	(2,640)	(3,628)
Ending balance	$1,786	$2,142

The Company’s Life Sciences segment other receivables from a legal settlement was $6,650 as of July 31, 2015.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

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

Impairment testing for Goodwill and Long-Lived Assets

The Company tests goodwill annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely that not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. If the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step quantitative impairment review process. The first step of the quantitative impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess. The Company performed a qualitative assessment in 2015 and 2014, and a quantitative assessment in 2013 and concluded there were no goodwill impairments.

The Company reviews the recoverability of the carrying value of long-lived assets (including intangible assets with finite lives) for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. There were no long-lived asset impairments in 2015, 2014 or 2013.

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

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in selling, general and administrative expense, approximated $556, $440 and $302 for the years ended July 31, 2015, 2014 and 2013, respectively.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2015, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

Segment Reporting

The Company separately reports information about each operating segment that engages in business activities from which the segment may earn revenues and incur expenses, whose separate operating results are regularly reviewed by the chief operating decision maker regarding allocation of resources and performance assessment and which exceed specific quantitative thresholds related to revenue and profit or loss. The Company’s operating activities are reported in three segments (see Note 15).

Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for fiscal 2015, 2014 and 2013 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive and as such is the same as basic weighted average shares outstanding for 2015, 2014 and 2013. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share for the years ended July 31, 2015, 2014, and 2013 was 403,000, 1,016,000 and 125,000, respectively.

For the years ended July 31, 2015, 2014 and 2013, the effect of approximately 977,000, 182,000 and 727,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the years ended July 31:

	2015	2014	2013
Net loss	$(2,285)	$(9,977)	$(18,237)

Weighted-average common shares outstanding - basic	45,355	42,561	39,607
Add: effect of dilutive stock options and restricted stock	—	—	—
Weighted-average common shares outstanding - diluted	45,355	42,561	39,607

Net income (loss) per share – basic and diluted	$(0.05)	$(0.23)	$(0.46)

Share-Based Compensation

The Company records compensation expense associated with stock options and restricted stock based upon the fair value of stock based awards as measured at the grant date. The Company determines the award values using the Black Scholes option pricing model.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

The expense is recorded by amortizing the fair values on a straight line basis over the vesting period, adjusted for estimated forfeitures.

For the years ended July 31, 2015, 2014 and 2013, share-based compensation expense relating to the fair value of stock options, restricted shares and restricted stock units was approximately $429, $594, and $545, respectively (see Note 10). No excess tax benefits were recognized for the year ended July 31, 2015, 2014 and 2013.

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statement of operations for the years ended July 31:

	2015	2014	2013
Cost of clinical laboratory services	$5	$9	$10
Research and development	2	1	2
Selling, general and administrative	422	584	533
	$429	$594	$545

As of July 31, 2015, there was $555 of total unrecognized compensation cost related to non-vested share-based payment arrangements granted under the Company’s incentive stock plans, which will be recognized over a weighted average remaining life of approximately fifteen months.

Effect of new accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. As of July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The amendments in ASU 2014-09 are effective for reporting periods beginning after December 15, 2017, (the fiscal year ending July 31, 2019 for the Company) and early adoption is permitted for reporting periods beginning after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s combined consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement Extraordinary and Unusual Items. The ASU eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The update applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of this update to have a material impact in our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis. The amendments in the update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in the update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the effective date for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this update to have a material impact in our consolidated financial statements.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

In April 2015, the FASB issued ASU No. 2015-03 Interest – Imputation of Interest. The ASU was issued as part of the Simplification Initiatives, to simplify presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in the update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We do not expect the adoption of this update to have a material impact in our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. The new standard is effective for our fiscal years and interim periods beginning after December 15, 2016. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

Note 2 - Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Labs segment as of July 31, 2015 and 2014 is $7,452.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2013	$28,214	$(18,271)	$9,943
Amortization expense	—	(1,840)	(1,840)
Foreign currency translation	264	(259)	5
July 31, 2014	$28,478	$(20,370)	$8,108
Amortization expense	—	(1,770)	(1,770)
Foreign currency translation	(640)	457	(183)
July 31, 2015	$27,838	$(21,683)	$6,155

Intangible assets, all finite-lived, consist of the following:

	July 31, 2015			July 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,028	$(10,871)	$157	$11,027	$(10,775)	$252
Customer relationships	12,243	(7,398)	4,845	12,602	(6,565)	6,037
Website and acquired content	1,020	(1,020)	—	1,037	(1,037)	—
Licensed technology and other	518	(441)	77	537	(434)	103
Trademarks	3,029	(1,953)	1,076	3,275	(1,559)	1,716
Total	$27,838	$(21,683)	$6,155	$28,478	$(20,370)	$8,108

At July 31, 2015 information with respect to the intangibles acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	5 years
Trademarks	5 years	2 years
Other intangibles	10 years	4 years

At July 31, 2015, the weighted average remaining useful life of intangible assets was approximately four years.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

Estimated amortization expense related to these finite-lived intangible assets for the five succeeding fiscal years ending July 31 is as follows:

2016	$1,620
2017	1,508
2018	1,141
2019	827
2020	512

Amortization expense for the years ended July 31, 2015, 2014, and 2013 was $1,770 $1,840, and $1,990, respectively.

Note 3 - Supplemental disclosure for statement of cash flows

In the years ended July 31, 2015, 2014, and 2013, income taxes paid by the Company approximated $115, $44, and $46 respectively.

In the years ended July 31, 2015, 2014, and 2013, interest paid by the Company approximated $206, $208, and $69 respectively.

During fiscal 2015, 2014 and 2013, the Company financed $346, $392 and $365, respectively, in machinery and transportation equipment under installment loans.

During fiscal 2015, the Company entered into a capital lease agreements with a cost basis of $155. During fiscal 2014, the Company did not enter into any capital lease agreements. During fiscal 2013, the Company entered into a capital lease for machinery and equipment with a cost basis of $765.

During fiscal 2015 and 2014, the Company recorded $45 and $136, respectively, in additional paid in capital and reduced accrued liabilities by the same amount for options issued in lieu of cash payment of certain incentive compensation awards.

Note 4 - Inventories

Inventories consisted of the following at July 31:

	2015	2014
Raw materials	$1,013	$1,092
Work in process	2,002	2,460
Finished products	4,381	5,138
	$7,396	$8,690

Note 5 - Property, plant, and equipment

At July 31, 2015 and 2014 property, plant, and equipment consist of:

	2015	2014
Building and building improvements	$4,854	$4,834
Machinery and equipment (includes asset under capital lease - see Note 9)	7,397	7,125
Office furniture and computer equipment	18,289	16,834
Leasehold improvements	4,958	4,835
	35,498	33,628
Accumulated depreciation and amortization	(28,262)	(26,610)
	7,236	7,018
Land and land improvements	712	712
	$7,948	$7,730
F-16

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

Note 6 - Income taxes

The benefit for income taxes for fiscal years ended July 31 is as follows:

	2015	2014	2013
Current (provision) benefit:
Federal	$—	$—	$—
State and local	(72)	(68)	(46)
Foreign	(25)	(22)	(1)
Deferred benefit	104	18	759
Benefit (provision) for income taxes	$7	$(72)	$712

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31 are as follows:

	2015	2014
Deferred tax assets:
Federal tax carryforward losses	$35,411	$35,352
Provision for uncollectible accounts receivable	685	753
State and local tax carry forward losses	2,661	2,604
Accrued royalties	144	144
Stock compensation	99	190
Depreciation	618	618
Research and development and other tax credit carryforwards	1,134	1,085
Foreign tax carryforward losses	1,476	1,207
Intangibles	2,951	2,970
Inventory	2,558	2,194
Accrued expenses	2,627	3,103
Unrealized foreign exchange	98	—
Other, net	18	15
Deferred tax assets	50,480	50,235

Deferred tax liabilities:
Deferred patent costs	(152)	(135)
Prepaid expenses	(676)	(671)
Unrealized foreign exchange	—	(118)
Other, net	(31)	(29)
Deferred tax liabilities	(859)	(953)

Net deferred tax assets (liabilities) before valuation allowance	49,621	49,282
Less: valuation allowance	(49,658)	(49,465)
Net deferred tax liabilities	$(37)	$(183)

At July 31, 2015, net deferred tax liabilities consist primarily of identifiable intangible assets and cumulative tax deductions in excess of book expenses recognized by foreign subsidiaries.

Net deferred tax liabilities are included in the consolidated balance sheets as of July 31 as follows:

	2015	2014
Deferred taxes:
Current	$—	$—
Non-current	37	183
	$37	$183
F-17

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

The Company recorded a valuation allowance during the year ended July 31, 2015 and 2014 equal to domestic and certain foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets. For fiscal year 2015 and 2014 the change in the valuation allowance was $0.2 million and $1.8 million, respectively.

As of July 31, 2015, the Company had U.S. federal net operating loss carryforwards of approximately $104.1 million. The U.S. federal tax loss carryforwards, if not fully utilized, expire between 2018 and 2035. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. In addition, the Company has research and development tax credit carryforwards of approximately $1.0 million which expire between 2025 and 2035. As of July 31, 2015, the Company had foreign loss carryforwards of approximately $8.8 million.

The components of loss before income taxes consisted of the following for the years ended July 31:

	2015	2014	2013
United States operations	$(615)	$(8,702)	$(15,419)
International operations	(1,677)	(1,203)	(3,530)
Loss before taxes	$(2,292)	$(9,905)	$(18,949)

The benefit (provision) for income taxes was at rates different from U.S. federal statutory rates for the following reasons for the years ended July 31:

	2015	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%
Penalties and other expenses not deductible for income tax return purposes	(18.6)	(6.6)	(0.9)
State income taxes, net of benefit of federal tax deduction	(0.5)	0.2	2.5
Change in valuation allowance	(15.2)	(16.5)	(32.7)
State tax law change	—	(12.3)	—
Other	0.6	0.5	(0.9)
	0.3%	(0.7)%	3.8%

U.S. federal income taxes have not been provided on approximately $46 of undistributed earnings at the Company’s foreign subsidiaries at July 31, 2015, because it is the Company’s intent to keep the earnings reinvested. As of July 31, 2015, the Company has no liabilities for uncertain tax positions. It is the Company’s policy to record interest and penalties as a component of tax expense. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions.

Note 7 - Loan Payable

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and MidCap Financial LLC. (formerly Healthcare Finance Group, LLC). The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Lab and Life Science segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. Debt issuance costs of $281 are being amortized over the life of the Credit Agreement. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, or the Lender requires a reserve, the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances, payable monthly, is based on the three month LIBOR rate, with a floor of 1.25% plus an applicable margin of 4.0%, In the event of any default, the interest rate may be increased 3.0% over the current rate. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line. The Credit Agreement requires a minimum borrowing of $2.0 million. At July 31, 2015 and 2014, the borrowings under the Credit Agreement related to the Clinical Labs and Life Sciences receivables aggregated $3.0 million, with an additional availability of $2.4 million at July 31, 2015.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

The Company’s obligations under the Credit Agreement are secured by primarily all the unencumbered U.S. assets of the Company, excluding buildings and intellectual property which the Lender has a negative pledge, and the capital stock of subsidiaries. The Credit Agreement includes customary affirmative and negative covenants and events of default and requires maximum levels of cash usage and minimum levels of liquidity, as defined, and provides for increased liquidity levels if operating results are not achieved. Negative covenants include among others, limitations on additional debt, liens, loans or investments, distributions, asset sales and affiliate transactions. Events of default include, non-payment of principal and interest on debt outstanding, non-performance of covenants, material change in business, breach of representations, bankruptcy and insolvency, material judgments and changes in control. In July 31, 2013, the lender modified various financial covenants relating to fiscal 2014. As of July 31, 2015 and 2014, the Company is in compliance with the financial covenants.

The Credit Agreement includes customary affirmative and negative covenants and events of default. The terms of the debt covenants include:

o	The minimum balance the Company must borrow at any time is $2.0 million. At July 31, 2015, the loan balance was approximately $3.0 million.

o	The Company must maintain a Minimum Liquidity, as defined in the Credit Agreement, of not less than $3.0 million. At July 31, 2015, the Company’s Minimum Liquidity was $11.5 million.

o	The quarterly Cash Burn, as defined in the Credit Agreement, must be greater than zero. During the three months ended July 31, 2015, the Cash Burn was positive in the amount of $0.3 million.

Based on its current level of Minimum Liquidity and Cash Burn, the Company believes it will continue to be in compliance with the financial covenants in future periods; however there are no assurances of such compliance. Based on our ability to comply with financial covenants in the past, our ability to obtain covenant waivers previously, and our expected future performance, we believe we would be able to cure a non-compliance event and obtain a Lender waiver. The Company currently believes that the Lender would be willing to negotiate and provide waivers to the Company in the event of non-compliance with covenants, although there can be no assurances. In addition, the Company believes the effects of non-compliance with the covenants would not have a material effect on our financial condition and liquidity due to cash provided by operating cash flows and funds available under the Company’s Controlled Equity Offering program.

Note 8 - Accrued Liabilities, Other Current Liabilities and Other Liabilities

At July 31 accrued liabilities consist of:

	2015	2014
Legal	$4,183	$4,721
Payroll, benefits, severance and commissions	3,907	4,959
Professional fees	678	638
Research and development	300	400
Other	2,229	2,199
	$11,297	$12,917

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is being limited through the use of individual and aggregate stop loss insurance. As of July 31, 2015 and 2014, the Company has established a reserve of $0.3 million and $0.2 million, respectively, which is included in accrued liabilities, for claims that have been reported but not paid and incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

Note 9 - Other liabilities

At July 31 Other liabilities consist of:

	2015	2014
Accrued legal settlement – see Note 14	$1,220	$1,600
Capital lease obligation	210	344
Installment loans	363	369
	$1,793	$2,313

The capital lease obligation and installment loans are for machinery and equipment used in the Clinical Labs segment. Amortization of the assets recorded under the capital lease is included in depreciation expense. At July 31, 2015, the accumulated amortization on the capital lease was $534.

Future minimum lease and loan payments are as follows:

	Capital lease	Installment loans
2016	$149	$331
2017	195	267
2018	15	96
Payments net of interest	359	694
Less: current portion	(149)	(331)
Other liabilities - net	$210	$363

The weighted average interest rate on our short term borrowings during fiscal 2015 was 2.7%. The weighted average interest rate on our short term borrowings during fiscal 2014 was 2.87%.

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

For the year ended July 31, 2015, the Company sold an aggregate of 1,588,480 shares of common stock under the Sales Agreement at an average price of $4.34 per share and received proceeds of approximately $6.7 million, net of expenses of $207. For the year ended July 31, 2014, the Company sold an aggregate of 3,421,176 shares of common stock under the Sales Agreement at an average price of $3.48 per share and received proceeds of approximately $11.5 million, net of expenses of $357.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

Common stock

In fiscal 2015, the Company issued 214,984 shares of common for its employees’ 401(k) matching contributions obligation. The Company recorded an expense of $662 for the match, representing the fair value of the shares at the date of issuance.

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

Incentive stock plans

The Company has an incentive stock option and restricted (non-vested) stock award plan (the “2005 Plan”), under which the Company may grant options and restricted stock (non-vested) awards for up to 1,000,000 common shares under the 2005 Plan. No additional awards may be granted under the 2005 Plan. On January 14, 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) which provides for the issuance of equity awards, including among others, options, restricted stock and restricted stock units for up to 3,000,000 Common Shares. The exercise price of options granted under the 2011 Plan, and consistent with other Plans, is equal to or greater than fair market value of the Common Stock on the date of grant. Unless terminated earlier by the Board of Directors, the 2011 Plan will terminate at the earliest of; (a) such time as no shares of Common Stock remain available for issuance under the 2011 Plan or (b) tenth anniversary of the effective date of the 2011 Plan. Awards outstanding upon expiration of the 2011 Plan shall remain in effect until they have been exercised, terminated, or have expired. As of July 31, 2015, there were approximately 1,301,000 shares available for grant under the 2011 Plan.

The Company estimates the fair value of each stock option award on the measurement date using a Black-Scholes option pricing model. The fair value of awards is amortized to expense on a straight line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, primarily time elapsed.

Options granted pursuant to the plans may be either incentive stock options or non-statutory options The 2011 Plan provides for the issuance of stock options, restricted stock and restricted stock unit awards which generally vest over a two to four year period. A summary of the activity pursuant to the Company’s stock option plans for the years ended July 31, 2015, 2014, and 2013 is as follows:

	2015		2014		2013
	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price
Outstanding at beginning of year	1,155,910	$5.03	726,645	$10.39	736,490	$14.50
New Grants	383,873	$3.55	665,117	$2.77	336,817	$2.88
Expired	(181,679)	$16.84	(236,852)	$15.80	(346,662)	$11.82
Outstanding at end of year	1,358,104	$3.04	1,155,910	$5.03	726,645	$10.39
Exercisable at end of year	782,688	$2.88	399,262	$7.66	389,828	$16.88
Weighted average fair value of options granted during year		$1.36		$0.90		$1.22

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options that vested. Total intrinsic value of options that vested and were exercisable during the fiscal years ended July 31, 2015, 2014, and 2013 was $97, $425 and $0, respectively. The intrinsic value of options outstanding at July 31, 2015, 2014, and 2013 was $154, $1,915 and $0, respectively.

On January 21, 2015, the Company awarded 293,373 options to two senior officers and the board of directors with an exercise price of $3.40 and a five year term, which vest annually over two years. The fair value of the options granted was $1.27 per share. The assumptions used to fair value this option award were as follows: expected life of 3.25 years, expected volatility 52.25%, a risk free interest rate of 0.93% and no dividend yield. As of July 31, 2015, none of these options were vested. Further on January 21, 2015, the Company awarded 40,000 options to executive officers with an exercise price of $3.40 and a five year term, which vest annually over three years. The fair value of the options granted was $1.39 per share. The assumptions used to fair value this option award were as follows: expected life of 3.5 years, expected volatility 55.63%, a risk free interest rate of 1.00% and no dividend yield. As of July 31, 2015, none of these options were vested.

On December 10, 2014, the Company awarded 50,500 options to employees with an exercise price of $4.66 and a five year term, which vest annually over three years. The fair value of the options granted was $1.894 per share. The assumption used to fair value this option award were as follows: expected life of 3.5 years, expected volatility 55.16%, a risk free interest rate of 1.15% and no dividend yield. As of July 31, 2015 none of these options were vested.

On January 17, 2014, the Company awarded 267,797 options to two senior officers and the board of directors with an exercise price of $2.70 and a five year term, which vest annually over two years. The fair value of the options granted was $1.05 per share. The assumptions used to fair value this option award were as follows: expected life of 3.25 years, expected volatility 54.78%, a risk free interest rate of 0.90% and no dividend yield. As of July 31, 2015, approximately 133,900 of these options were vested. Further on January 17, 2014, the Company awarded 95,729 options to executive officers with an exercise price of $2.70 and a five year term, which vest annually over three years. The fair value of the options granted was $1.10 per share. The assumptions used to fair value this option award were as follows: expected life of 3.5 years, expected volatility 55.45%, a risk free interest rate of 1.00% and no dividend yield. As of July 31, 2015, approximately 55,600 of these options were vested, including approximately 42,000 which became fully vested upon termination and 12,000 of which were forfeited.

On February 3, 2014, the Company awarded 20,000 options to an executive officer with an exercise price of $2.75 and a five year term, which vest annually over three years. The fair value of the options granted was $1.11 per share. The assumptions used to fair value this option award were as follows: expected life of 3.5 years, expected volatility 55.07%, risk free interest rate of 0.84% and no dividend yield. As of July 31, 2015, approximately 6,600 of these options were vested.

On November 26, 2013, the Company awarded 271,591 options to two senior officers with an exercise price of $3.00 and a four year term, which vest over one year. The award satisfies $0.2 million of their fiscal 2013 incentive compensation award liability in lieu of cash. The fair value of the options granted was $0.66 per share. The assumptions used to fair value this option award were as follows: expected life of 2.5 years, expected volatility 54.79%, risk free interest rate of 0.42% and no dividend yield. As of July 31, 2015, all of these options were vested.

On January 17, 2013, the Company awarded 336,817 options to directors and certain officers with an exercise price of $2.88 and a five year term, of which 247,672 options vest over two years and 89,145 vest over three years. The weighted average assumptions used to fair value this option award were as follows: expected life of 3.3 years, expected volatility 60.8%, risk free interest rate of 0.45% and no dividend yield. As of July 31, 2015, approximately 307,000 of these options were vested.

The following table summarizes information for stock options outstanding at July 31, 2015:

	Options outstanding and exercisable
Range of Exercise prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Aveage Exercise Price
$2.53 – $3.00	978,232	2.02	$2.84
$3.40 - $4.66	379,872	0.47	$3.55
	1,358,104

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

Restricted Stock Awards

During fiscal 2015, 2014 and 2013, the compensation committee of the Company’s board of directors approved grants of restricted stock and restricted stock unit awards (the “Awards”) to certain officers and certain employees under the 2011 or 2005 Plans. The Awards vest upon the recipient’s continued employment service rateably over either two, three or four years. Share-based compensation expense is based on the fair value of the award as measured on the grant date and is recorded over the vesting period on a straight-line basis. The Awards will be forfeited if the recipient ceases to be employed by the Company, as defined in the Plans’ terms. The Awards settle in shares of the Company’s common stock on a one-for-one basis.

The following table summarizes the activity pursuant to restricted stock awards for the years ended July 31,

	2015		2014		2013
	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price
Outstanding at beginning of year	42,502	$5.74	125,133	$3.45	257,583	$3.58
Awarded	4,250	$4.75	11,500	$4.77	39,000	$1.77
Vested	(19,418)	$(2.83)	(82,971)	$(2.70)	(157,783)	$(3.23)
Forfeited	(5,833)	$(3.22)	(11,160)	$(1.70)	(13,667)	$(3.59)
Outstanding (non-vested) at end of year	21,501	$8.84	42,502	$5.74	125,133	$3.45
Weighted average market value of awards granted during year		$4.75		$4.77		$1.77

The fair value of the awards that vested during the years ended July 31, 2015, 2014 and 2013 was $79, $253 and $411, respectively.

Note 11 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2015, 2014, and 2013, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The share-based 401(k) employer matched contribution was approximately $662, $636, and $643 in fiscal years 2015, 2014, and 2013, respectively.

The Company’s Swiss operations provide a pension plan named the Enzo Life Sciences (ELS) AG Vertrag - Nr. 2/401144, (the “Swiss Plan”) under the Swiss government’s social security system for Swiss employees. The current required minimum saving contribution is 13% for employees over age 25 and minimum annual investment return is 2%. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 50% of the employee contribution. The status of the Swiss Plan, which is substantially funded as of December 31, 2014, the latest plan year end, is as follows:

As of December 31,	2014	2013	2012
Total Assets	$2,132	$2,531	$2,965

Accumulated Benefit Obligation	$2,421	$2,697	$3,064
Funded status	88%	94%	97%

Fiscal Year ended July 31,	2014	2013	2012

Contributions	$279	$467	$521
F-23

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

The Swiss Plan’s contract expires December 31, 2019 and currently the Company has no plans to change the current funding or plan design. No events have occurred that would impact the Swiss Plan status.

Note 12 - Royalty and other income

The Company has a license agreement with Qiagen that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the years ended July 31, 2015, 2014 and 2013, the Company recorded royalty income under the agreement of approximately $2,495, $4,408 and $5,144, respectively, which is included in the Life Sciences segment.

Note 13 - Commitments

Leases

The Company leases equipment, office and laboratory space under several non-cancellable operating leases that expire between September 2014 and May 2023. Certain leases include renewal options and rent escalation clauses. An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for laboratory operations and certain research operations. In March 2005, the Company amended and extended the lease for 12 years. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense for this lease, inclusive of real estate taxes, approximated $1,623, $1,649 and $1,605 during fiscal years 2015, 2014 and 2013, respectively. Total rent expense incurred by the Company during fiscal 2015, 2014 and 2013 for all its facilities was approximately $4,504, $4,488 and $4,354, respectively.

Minimum future annual rentals under all non-cancellable operating leases, net of sublease rental income of $322, as of July 31, 2015, are as follows:

Years ended July 31,
2016	7,834
2017	6,965
2018	5,133
2019	4,426
2020	2,490
Thereafter	526
$27,374

Employment Agreements

The Company has employment agreements with certain officers that are cancellable at any time but provide for severance pay in the event an officer is terminated by the Company without cause, as defined in the agreements. Unless cancelled earlier or with notice as defined, the agreement automatically renews for two years. Aggregate minimum compensation commitments, exclusive of any severance provisions as of July 31, 2015 is $2,271.

Note 14 – Contingencies

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

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

As of August 1, 2014 the Company was engaged in litigation in the United States District Court for the Southern District of New York against Roche Diagnostic GmbH and its related company Roche Molecular Systems, Inc. (“Roche”), as declaratory judgment defendant. This case was commenced in May 2004. Roche seeks a declaratory judgment of non-breach of contract and patent invalidity against the Company. Roche has also asserted tort claims against the Company. The Company has asserted breach of contract and patent infringement causes of action against Roche. There has been extensive discovery in the case. In 2011, Roche moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, the motion was granted in part and denied in part. In December 2012, Roche moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. On December 6, 2013, the Court granted in part and denied in part Roche’s summary judgment motion. On October 22, 2014, the Court ordered that damages discovery concerning the Company’s remaining contract and patent claims and Roche’s claims should be completed by January 30, 2015, and expert discovery should be completed following the Court’s not-yet-issued claim construction ruling concerning the Company’s patent infringement claim against Roche. Roche dropped its tort claims during damages discovery. On April 28, 2015, the Court heard oral argument on claim construction issues. On May 8, 2015, Roche and the Company jointly moved the Court to extend the schedule for damages discovery until May 29, 2015, and the Court granted that motion. The litigation in the United States District Court for the Southern District of New York between the Company and Molecular Probes, Inc. terminated on May 11, 2015, with a settlement in favor of the Company in the amount of $170. The Company’s former counsel, Greenberg Traurig LLP, is also engaged in litigation against the Company in the United States District Court for the Southern District of New York concerning Greenberg Traurig’s request for a charging lien against another matter relating to its representation of the Company in the Roche and other cases.

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

On June 20, 2014, the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (formerly known as PerkinElmer Life Sciences, Inc.) (together, “PerkinElmer”), with respect to an action between the Company and PerkinElmer before the U.S. District Court, Southern District of New York, Case No 03-CV-3817. PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former counsel’s motion requesting a charging lien for fees allegedly owed for past services rendered to the Company. Because the settlement proceeds are held in escrow, and the amount the Company will ultimately receive is indeterminable, it did not include the settlement or any additional amounts which may be payable to the attorney in the financial statements as of and for the fiscal years ended July 31, 2015 and 2014.

As previously disclosed, in 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation came to focus primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. The time period initially covered by the investigation was from 2004 through 2011. In response to the Subpoena, the Company cooperated with the government. On September 22, 2014, the Company and the U.S. Department of Justice reached a settlement agreement to resolve this matter, in substantive form as disclosed in the Company’s fiscal quarter ended April 30, 2014. During the quarter ended April, 30, 2014, the Company recorded a charge of $2.0 million in the statement of operations under legal settlements, net within the Clinical Labs segment. The settlement amount will be paid with interest over a five-year period. As of July 31, 2015, the Company carried a balance of $0.4 million as other current liabilities and $1.2 million as a non-current liability. Under certain circumstances, the Company may be required to accelerate payments and/or pay up to an additional $1.5 million based upon (i) a favorable recovery and collection related to the judgment in the Life Technologies matter discussed above, (ii) receipt of additional capital greater than $10.0 million in a fiscal year (in that case, the

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

(Dollars in thousands except share data)

Company is required to pay 20% of any amount over $10.0 million plus interest, or (iii) sale of the Company. The final settlement covers the time period 2004-2014.

As a result of the settlements with Affymetrix and the US Department of Justice, noted above, the Company recorded $3.1 million as legal settlements, net during the fiscal year ended July 31, 2014.

On July 2, 2015, the Company as Plaintiff executed a settlement agreement with Luminex Corporation with respect to an action between the Company and Abbott Laboratories and Abbott Molecular, Inc (Defendants) and Luminex Corporation (Intervening Defendant) before the United States District Court for the District of Delaware for alleged patent infringement. Luminex paid the Company a total of $7.1 million as consideration for this agreement and the dismissal of the litigation against Luminex. The amount of the settlement, net of attorney’s fees is included in the statement of operations under Legal settlements, net within the Life Science segment.

On July 20, 2015, the Company as a Plaintiff finalized and executed a settlement agreement with Siemens Healthcare Diagnostics Inc. (“Siemens”) to settle a patent litigation lawsuit before the U.S. District Court for the District of Delaware in the amount of $9.5 million. Under terms of the agreement, Siemens will also pay the Company additional royalties of $1.0 million per annum on sales of its molecular products manufactured and/or sold in the United States during the its fiscal years 2015 through 2019 if sales of such products exceed a contractual amount. The amount of the settlement, net of attorney’s fees is included in the statement of operations under Legal settlements, net within the Life Sciences segment. The net settlement amount is included in other receivables in the consolidated balance sheet as of July 31, 2015 and was received in August 2015.

As a result of the settlements during fiscal 2015 noted above, the Company recorded $11.5 million as legal settlements, net during the fiscal year ended July 31, 2015.

On October 9, 2015, the Company reached and finalized a settlement with Affymetrix, Inc. in the amount of $10 million in an infringement action brought by the Company regarding its US Patent no. 7,064,197. The case was originally brought by the Company in the United States District Court for the District of Delaware. This settlement will be recorded in the first quarter of fiscal year 2016.

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

Legal fee expense incurred to defend the Company’s intellectual property, which may result in settlements recognized in another segment and other general corporate matters are considered a component of the Other segment. Legal fee expense specific to other segments’ activities have been allocated to those segments.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2015

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$63,414	—	—	—	$63,414
Product revenues	—	$31,690	—	—	31,690
Royalty and license fee income	—	2,495	—	—	2,495
Total revenues	63,414	34,185	—	—	97,599

Operating expenses:
Cost of clinical laboratory services	39,589	—	—	—	39,589
Cost of product revenues	—	15,183	—	—	15,183
Research and development	—	2,608	$742	—	3,350
Selling, general and administrative	20,666	12,168	—	$8,235	41,069
Provision for uncollectible accounts receivable	2,418	(134)	—	—	2,284
Legal fee expense	196	(67)	—	8,659	8,788
Legal settlements, net	—	(11,458)	—	—	(11,458)
Total operating expenses	62,869	18,300	742	16,894	98,805

Operating income (loss)	545	15,885	(742)	(16,894)	(1,206)

Other income (expense)
Interest	(86)	10	—	(169)	(245)
Other	28	9	—	58	95
Foreign exchange gain	—	(936)	—	—	(936)

Income (loss) before taxes	$487	$14,968	$(742)	$(17,005)	$(2,292)

Depreciation and amortization included above	$1,443	$2,254	$3	$89	$3,789

Share-based compensation included in above:
Cost of clinical laboratory services	$5	$—	—	—	$5
Research and development	—	2	—	—	2
Selling, general and administrative	43	15	—	$364	422
Total	$48	$17	—	$364	$429

Capital expenditures	$1,557	$226	—	—	$1,783
F-27

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2015

(Dollars in thousands except share data)

Geographic financial information is as follows:

Net sales to unaffiliated customers:	2015	2014	2013
United States	$87,875	$84,389	$80,559
Switzerland	3,131	4,130	5,499
United Kingdom	1,904	2,023	2,324
Other international countries	4,689	5,405	5,325
Total	$97,599	$95,947	$93,707

Long-lived assets at July 31,	2015	2014	2013
United States	$19,799	$20,854	$23,136
Switzerland	1,224	1,629	1,984
United Kingdom	357	462	491
Other international countries	175	345	401
Total	$21,555	$23,290	$26,012

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

	2015	2014	2013
United States	$24,461	$25,700	$24,669
Foreign countries	9,724	11,558	13,149
	$34,185	$37,258	$37,818

Note 16 - Summary of Selected Quarterly Financial Data (unaudited)

The following table contains statement of operations information for each quarter of the years ended July 31, 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly financial data for fiscal 2015 and 2014 is summarized as follows:

	Quarter Ended
Fiscal 2015	October 31, 2014	January 31, 2015	April 30, 2015	July 31, 2015
Total revenues	$24,824	$23,092	$23,986	$25,697
Gross profit	10,999	10,028	10,483	11,317
(Loss) income before income taxes	(3,606)	(4,206)	(3,003)	8,523
Net (loss) income	(3,729)	(4,091)	(2,907)	8,442
Basic and diluted (loss) income per common share	$(0.08)	$(0.09)	$(0.06)	$0.18

	Quarter Ended
Fiscal 2014	October 31, 2013	January 31, 2014	April 30, 2014	July 31, 2014
Total revenues	$24,134	$22,928	$23,978	$24,907
Gross profit	10,579	9,771	10,394	10,935
Loss before income taxes	(2,725)	(3,570)	(448)	(3,162)
Net loss	(2,787)	(3,566)	(455)	(3,169)
Basic and diluted loss per common share	$(0.07)	$(0.09)	$(0.01)	$(0.07)
F-30

ENZO BIOCHEM, INC

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years ended July 31, 2015, 2014 and 2013
(in thousands)

Year ended July 31,	Description	Balance at Beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

2015	Allowance for doubtful accounts receivable	2,142	2,284		2,640	(1)	1,786

2014	Allowance for doubtful accounts receivable	2,707	3,063		3,628	(1)	2,142

2013	Allowance for doubtful accounts receivable	3,273	4,496		5,062	(1)	2,707

2015	Deferred tax valuation allowance	49,465	193				49,658

2014	Deferred tax valuation allowance	47,623	1,842				49,465

2013	Deferred tax valuation allowance	41,261	6,362				47,623

(1)	Write-off of uncollectible accounts receivable.
S-1