Form 10-K/A
period 2015-07-31
ENZO BIOCHEM INC
filed 2015-11-27
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended July 31, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

Commission File Number: 001-33549

Enzo Biochem, Inc.

(Exact name of Registrant as specified in its charter)

New York	13-2866202
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

527 Madison Ave., New York, New York 10022

(Address of Registrant’s principal executive offices)

(212) 538-0100

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $133,362,557 as of January 31, 2015

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 23, 2015 there were 46,068,815 shares, par value $0.01, of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Enzo Biochem, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A for the fiscal year ended July 31, 2015, in order to amend and restate Part III, Items 10 through 14 of the report on Form 10-K (the “original 10-K”) that we originally filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2015.

This Form 10-K/A has been prepared and filed in reliance on General Instruction G to Form 10-K, which provides that registrants may provide the information required by Part III in a definitive proxy statement or an amendment to the Form 10-K filed with the SEC within 120 days after the end of the fiscal year covered by the report. The Company had initially planned to file the Part III information in a definitive proxy statement. Because the Company has filed a preliminary proxy statement on November 25, 2015, the Company has determined to instead file this Form 10-K/A to provide the Part III information within the required time period.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the original Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.3 and 31.4 by the Company’s Chief Executive Officer and Chief Financial Officer.

The original Form 10-K is therefore amended to (i) delete the reference on the cover of the original Form 10-K to the incorporation by reference of a definitive proxy statement into Part III of such Form 10-K and (ii) revise Part III, Items 10 through 14 of the Company’s original Form 10-K to include information previously omitted from the original Form 10-K.

Except as described above, no other changes have been made to the original Form 10-K. The original Form 10-K continues to speak as of October 13, 2015, the date the Company filed the original Form 10-K with the SEC, and other than as expressly indicated in this Form 10-K/A, the Company has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to October 13, 2015. Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and the Company’s other reports filed thereafter.

FORWARD LOOKING STATEMENTS

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

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors

The Company’s Board has three staggered classes of Directors, each of which serves for a term of three years. The names of our directors, their ages and their positions with the Company are set forth below, followed by certain other information about them:

Class I Directors: Term to Expire in 2016

Name (age)	Year First Became a Director
Gregory M. Bortz (age 46)	2010
Dov Perlysky (age 53)	2012

Class II Directors: Term to Expire In 2017

Name (age)	Year First Became a Director
Barry W. Weiner (age 65)	1977
Bernard L. Kasten, M.D. (age 69)	2008

Class III: Term to Expire In 2018:

Name (age)	Year First Became a Director
Elazar Rabbani, Ph.D. (age 72)	1976

GREGORY M. BORTZ, has been a Director of the Company since January 2010. He is currently a member of the Company’s Audit, Compensation and Nominating and Corporate Governance Committees and has been the Chairman of the Audit Committee since November 2010. Mr. Bortz is the founder of the CREO group of companies (“CREO”) and serves as CREO’s managing partner. CREO’s interests include a combination of private equity and hedge fund investments. On the private equity side, CREO is currently investing through its third fund, CREO Capital Partners Fund III, L.P. Under Mr. Bortz’s leadership, CREO has achieved successful exits from several private equity investments. CREO’s success is driven by its strategy of acquiring middle market companies at reasonable prices, strengthening and improving their operations and balance sheets and adding scale through selective, accretive mergers and acquisitions. Mr. Bortz serves as a board member of the companies in CREO’s private equity portfolio. In addition, Mr. Bortz serves as the Chief Investment Officer of the CREO Select Opportunities Fund, a hedge fund that focuses on investing in public fixed income and equity securities.

From October 2000 to February 2005, Mr. Bortz was Senior Vice President, Investment Banking Division, of Lehman Brothers, Inc., an international investment bank. During his tenure at Lehman Brothers, Mr. Bortz was involved in numerous public and private debt and equity offerings, mergers and acquisitions, and restructurings.  Prior to joining Lehman Brothers, Mr. Bortz held the position of Vice President of Investment Banking at Credit Suisse First Boston, an international investment bank, from January 1998 to October 2000. Mr. Bortz also previously held the position of Manager at the accounting firm of Ernst and Young (1994–1997) and Senior at the public accounting firm of Arthur Andersen (1993–1994), both in those firms’ respective audit groups. Mr. Bortz was qualified as a chartered accountant in England and Wales as well as in South Africa. He graduated with honors from the University of Cape Town with a Bachelors of Business Science in Finance and holds a Postgraduate Diploma in Accounting from that same institution.

We believe that Mr. Bortz’s qualifications to serve on our Board are demonstrated by his more than 22 years of accounting, auditing, financial and investment banking experience as well as his experience as a board member of CREO’s portfolio companies. The Company believes that Mr. Bortz is independent under the rules of the NYSE.

BERNARD L. KASTEN M.D. has been a Director of the Company since 2008 and serves on the Audit, Nominating and Corporate Governance and the Compensation Committees and since January 2011 serves as the Lead Independent Director and Chairman of the Compensation Committee. He presently is Enzo’s Lead Independent Director. He was Chairman of the Board of Cleveland Biolabs, Inc. from August 2006 to 2014. From 1996 to 2004, Dr. Kasten served at Quest Diagnostics Incorporated as Chief Laboratory Officer, Vice President of Business Development for Science and Medicine and most recently as Vice President of Medical Affairs of its MedPlus Inc. subsidiary.

Dr. Kasten served as a Director of SIGA Technologies from May 2003 to December 2006, and as SIGA's Chief Executive Officer from July 2004 through April 2006. Since 2007, Dr. Kasten has been the Director and Chairman of GeneLink Inc. and Chairman of the Board of Riggs Heinrich Media Inc./iMirus since 2005.

Dr. Kasten is a graduate of the Ohio State University College of Medicine. His residency was served at the University of Miami, Florida and fellowships at the National Institutes of Health Clinical Center and National Cancer Institute, Bethesda, Maryland. He is a diplomat of the American Board of Pathology with Certification in Anatomic and Clinical Pathology and Sub-specialty Certification in Medical Microbiology.

We believe that Dr. Kasten’s qualifications to serve on our Board are demonstrated by his professional background, experience in the healthcare field, including his prior senior leadership positions at Quest Diagnostics and other medical and biotech related companies, and current and past public company board positions.

DOV PERLYSKY has been a Director of the Company since September 2012 and since January 2013 has been a member of the Audit Committee and chair of the Nominating and Corporate Governance Committee. Mr. Perlysky has been a member of the Board of Directors of Pharma-Bio Serv, Inc. since 2004, Highlands State Bank since 2010 and News Communications since 2007. Mr. Perlysky has also been the managing member of Nesher, LLC, a private investment firm, since 2000 and a director of Engex, Inc., a closed-end mutual fund, since 1999. From 1998 until 2002, Mr. Perlysky was a vice president in the private client group of Laidlaw Global Securities, a registered broker-dealer. Mr. Perlysky received his Bachelor of Science in Mathematics and Computer Science from the University of Illinois in 1985 and his Master of Science in Management Studies from the J.L. Kellogg School of Management of Northwestern University in 1991. Mr. Perlysky is the son-in-law of Rosalind Davidowitz, see “Security Ownership of Certain Beneficial Owners and Management” on page 7 and footnotes 9 and 11 thereof. The Company believes that Mr. Perlysky is independent under the rules of the NYSE.

We believe that Mr. Perlysky’s qualifications to serve on our Board are demonstrated by his professional background, experience in the healthcare field (including his director position at Pharma-Bio Serv, Inc.), other current and past board positions and finance background, making him well qualified as a member of our Board.

ELAZAR RABBANI, Ph.D. is an Enzo Biochem founder and has served as the Company’s Chairman of the Board and Chief Executive Officer since its inception in 1976 and Secretary since November 25, 2009. Dr. Rabbani has authored numerous scientific publications in the field of molecular biology, in particular, nucleic acid labeling and detection. He is also the lead inventor of many of the Company’s pioneering patents covering a wide range of technologies and products. Dr. Rabbani received his Bachelor of Arts degree from New York University in Chemistry and his Ph.D. in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

We believe that Dr. Rabbani’s qualifications to serve on our Board are demonstrated by his extensive knowledge of our industry, accomplishments over the last 39 years, including building our Intellectual Property estate and the commercialization of technology which has generated significant revenues for the Company.

BARRY W. WEINER, President, Chief Financial Officer, Principal Accounting Officer and Director is also a founder of Enzo Biochem. He has served as the Company’s President since 1996, and previously held the position of Executive Vice President. Before his employment with Enzo Biochem, he worked in several managerial and marketing positions at the Colgate Palmolive Company. Mr. Weiner is a member of the New York Biotechnology Association. He received his Bachelor of Arts degree in Economics from New York University and his Master of Business Administration in Finance from Boston University.

We believe that Mr. Weiner’s qualifications to serve on our Board are demonstrated by his knowledge of our businesses and the industries in which we are involved, along with his experience in finance, management and marketing, including the identification of acquisition targets and raising capital.

Family Relationships

Dr. Elazar Rabbani and Barry W. Weiner are brothers-in-law.

Corporate Code of Ethics—The Company has a Code of Ethics that applies to all of the Company’s employees, officers and members of the Board. The Code of Ethics is available on the Company’s website at www.enzo.com, and in print to any interested party that requests it.

Board Committee Charters—Each of the Company’s Audit, Compensation and Nominating and Corporate Governance Committees has a written charter adopted by the Company’s Board that establishes practices and procedures for such Committee in accordance with applicable corporate governance rules and regulations. The charters are available on the Company’s website at www.enzo.com, and in print to any interested party that requests them.

Director Term Limits—The total cumulative length of time that any member of the Board who is not an officer or employee of the Company (an “Outside Director”) may serve on the Board is limited to a maximum of three three-year terms, whether consecutively or in total, plus any portion of an earlier three-year term that such Outside Director may have been appointed to serve.

Lead Independent Director Charter—The duties of the Lead Independent Director, as set forth in the Lead Independent Director Charter, among other things, are to develop the agendas for and serve as chairman of the executive sessions of the independent Directors of the Company; serve as principal liaison between the independent Directors of the Company and the Chairman of the Board and between the independent Directors and senior management; provide the Chairman of the Board with input as to the preparation of the agendas for Board meetings; advise the Chairman of the Board as to the quality, quantity and timeliness of the information submitted by the Company’s management that is necessary or appropriate for the independent Directors to effectively and responsibly perform their duties; ensure that independent Directors have adequate opportunities to meet and discuss issues in executive sessions without management present; if the Chairman of the Board is unable to attend a Board meeting, act as chairman of such Board meeting; and perform such other duties as the Board shall from time to time delegate.

Bernard L. Kasten, M.D. has served as Lead Independent Director since March 2011. The Lead Director role was established in October 2005.

The Lead Independent Director Charter is available on the Company’s website at www.enzo.com, and in print to any interested party that requests it by contacting Investor Relations at (212) 583-0100.

Board Nomination Policies and Procedure

Nomination Procedure—The Nominating and Corporate Governance Committee is responsible for identifying, evaluating and recommending candidates for election to the Board, with due consideration for recommendations made by other Board members, the CEO and other sources, including shareholders. The total cumulative length of time that any Outside Director (a member of the Board who is not an officer or employee of the Company) may serve on the Board is limited to a maximum of three three-year terms, whether consecutively or in total, plus any portion of an earlier three-year term that such Outside Director may have been appointed to serve. The Nominating and Corporate Governance Committee also considers the appropriate balance of experience, skills, and characteristics desirable among the members of the Board to maintain a diverse Board of Directors. The independent members of the Board review the Nominating and Corporate Governance Committee candidates and nominate candidates for election by the Company shareholders. The Nominating and Corporate Governance Committee will consider candidates for election to the Board recommended by shareholders of the Company. The procedures for submitting shareholder recommendations are explained below under “Shareholder Proposals” on page 41.

Directors must also possess the highest personal and professional ethics, integrity and values and be committed to representing the long-term interests of all shareholders. Board members are expected to diligently prepare for, attend and participate in Board and applicable Committee meetings. Each Board member is expected to ensure that other existing and future commitments do not materially interfere with the member’s service as a Director.

The Nominating and Corporate Governance Committee also reviews whether a potential candidate will meet the Company’s independence standards and any other Director or Committee membership requirements imposed by law, regulation or stock exchange rules.

The Nominating and Governance Committee will consider, among other factors, the following to evaluate recommended nominees:

•	The Board’s current composition, including expertise, diversity, balance of management and non-management directors;

•	Independence and other qualifications required or recommended by applicable laws, rules and regulations (including NYSE requirements) and the Company’s policies and procedures; and

•	The general qualifications of potential nominees, including, but not limited to: personal integrity, loyalty to the Company and concern for its success and welfare; experience at strategy and policy setting; high-level leadership experience in business; breadth of knowledge about issues affecting Enzo Biochem; an ability to work effectively with others; sufficient time to devote to the Company; and freedom from conflicts of interest.
6

Director candidates recommended to the Committee are subject to full Board approval and subsequent election by the shareholders. The Board is also responsible for electing Directors to fill vacancies on the Board that occur due to retirement, resignation, expansion of the Board or other reasons between the Shareholders’ annual meetings. The Nominating and Corporate Governance Committee may retain a recruitment firm, from time to time, to assist in identifying and evaluating Director candidates. When a firm is used, the Committee provides specified criteria for Director candidates, tailored to the needs of the Board at that time, and pays the firm a fee for these services. Suggestions for Director candidates are also received from Board members and management and may be solicited from professional associations as well.

Audit Committee

The Audit Committee was established by and among the Board for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is authorized to review proposals of the Company’s auditors regarding the annual audit, recommend the engagement or discharge of the auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, review the scope of the annual audit, approve or disapprove each professional service or type of service other than standard auditing services to be provided by the auditors, and review and discuss the audited financial statements with the auditors. The current members of the Audit Committee are Messrs. Bortz and Perlysky and Dr. Kasten. Mr. Bortz has been the Chairman since November 2010. The Board has determined that each of the Audit Committee members is independent, as defined in the NYSE’s listing standards and applicable SEC Rules. The Board has further determined that Mr. Bortz is an “audit committee financial expert” as such term is defined under Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act, and that each director is financially literate as required under the NYSE listing standards.

Executive Officers

Set forth below is the name, age and title of each executive officer of the Company followed by a summary each executive’s and key employee’s background.

Executive Officers and Key Employee

Executive officers are elected by and serve at the discretion of the Board of Directors (the “Board”) of Company. The names of our current executive officers and key employee, their ages and their positions with the Company are set forth below, followed by certain other information about them.

The executive officers and key employees of the Company and its subsidiaries are identified in the table below.

Name	Age	Year Became a Director, Executive Officer, or Key Employee	Position
Elazar Rabbani, Ph.D.	72	1976	Chairman of the Board, Chief Executive Officer and Secretary
Barry W. Weiner	65	1977	President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director
James M. O’Brien	49	2014	Executive Vice President, Finance
David C. Goldberg	58	1995	General Manager of Enzo Clinical Labs, Vice President, Corporate Development
Dieter Schapfel, M.D.	52	2014	Chief Medical Director, Enzo Clinical Labs

Biographical Information Regarding Executive Officers and Key Employee

ELAZAR RABBANI, Ph.D. is an Enzo Biochem founder and has served as the Company’s Chairman of the Board and Chief Executive Officer since its inception in 1976 and Secretary since November 25, 2009. Dr. Rabbani has authored numerous scientific publications in the field of molecular biology, in particular, nucleic acid labeling and detection. He is also the lead inventor of many of the Company’s pioneering patents covering a wide range of technologies and products. Dr. Rabbani received his Bachelor of Arts degree from New York University in Chemistry and his Ph.D. in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

BARRY W. WEINER, President, Chief Financial Officer, Principal Accounting Officer and Director is also a founder of Enzo Biochem. He has served as the Company’s President since 1996, and previously held the position of Executive Vice President. Before his employment with Enzo Biochem, he worked in several managerial and marketing positions at the Colgate Palmolive Company. Mr. Weiner is a member of the New York Biotechnology Association. He received his Bachelor of Arts degree in Economics from New York University and his Master of Business Administration in Finance from Boston University.

JAMES M. O’BRIEN, Executive Vice President, Finance, joined Enzo Biochem in February 2014 as Senior Vice President, Finance and is responsible for leading and managing all activities for our Corporate and Business Unit Financial functions. Mr. O’Brien has held leadership positions for Corporate and Business Unit budgeting and forecasting, SEC Reporting, Internal Controls and Accounting Operations for large and small multi-national public companies in the pharmaceutical, consumer products and manufacturing industries. From 2010 to 2013, Mr. O’Brien was Vice President and Corporate Controller for Allergen, plc. (formally Actavis, plc) a global specialty pharmaceutical company. From 1998 to 2010, Mr. O’Brien held senior level finance leadership roles at Nycomed US, Aptuit, Inc., Purdue Pharma LLP and Bristol Myers Squibb Company. From 1988 to 1998, Mr. O’Brien was with PricewaterhouseCoopers LLP. He received his Bachelor of Arts degree from George Washington University and his Master of Business Administration from Fordham University. Mr. O’Brien is a Certified Public Accountant.

DAVID C. GOLDBERG, Vice President of Corporate Development for Enzo Biochem, has been employed with the Company since 1985. He also held several other managerial positions within Enzo Biochem. Mr. Goldberg also held management and marketing positions with DuPont-NEN and Gallard Schlesinger Industries before joining the Company. He received his Master of Science degree in Microbiology from Rutgers University and his Master of Business Administration in Finance from New York University.

DIETER SCHAPFEL, M.D., Chief Medical Director for Enzo Clinical Labs, has been employed with the Company since 2012, initially as a consulting pathologist. Dr. Schapfel served as Medical Director of Pathology at Southside Hospital – North Shore/Long Island Jewish Health System from 2006 to 2012. Dr. Schapfel served as a staff pathologist at Huntington Hospital from January 2004 to June 2006. Dr. Schapfel served as Director of Pathology and Medical Affairs and the College of American Pathologists Director of Pathology, Dublin, Ireland and Farmingdale, NY for Icon Laboratories from February 2002 to October 2003. Dr. Schapfel is a graduate of the State University of New York at Stony Brook, College of Medicine, where he also served his residency. He is a diplomat of the American Board of Pathology with certification in Anatomic and Clinical Pathology and is also a diplomat of The National Board of Medical Examiners.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, Directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company within two business days. Such executive officers, Directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such Reporting Persons. Based solely on a review of the copies of such forms furnished to us and on written representations that no Form 5 was required to be filed, we believe that, during the fiscal year ended July 31, 2015, all of our directors and executive officers timely complied with the Section 16(a) filing requirements.

Code Of Ethics

The Company has adopted a Code of Ethics (as such term is defined in Item 406 of Regulation S-K). The Code of Ethics is available on the Company’s website at www.enzo.com, and in print to any shareholder that requests it by contacting Investor Relations at (212) 583-0100. The Code of Ethics applies to the Company’s employees, officers and members of the Board. The Code of Ethics has been designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission and in other public communications made by the Company;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting or violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

•	Accountability for adherence to the Code of Ethics.
9

ITEM 11. Executive Compensation.

Director Compensation

The following table sets forth the information concerning compensation earned during our fiscal year ended July 31, 2015 by all non-employee Directors(table format below):

Name	Fees Earned or Paid in Cash	Restricted Stock/Stock Option Awards (1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Barnard L. Kasten, M.D. Lead Director	$87,500	$89,085	—	—	$176,585
Gregory M. Bortz, Director	$72,500	$89,085	—	—	$161,585
Dov Perlysky, Director	$62,500	$89,085	—	—	$151,585

(1) Represents the grant fair value on the respective grant date for the fiscal year ended July 31, 2015, in accordance with accounting authoritative guidance. The assumptions used in calculating these amounts are set forth in Notes 1 and 10 to the Company’s consolidated financial statements for the fiscal year ended July 31, 2015, included in the Company’s Form 10-K filed with the SEC on October 13, 2015.

Compensation Discussion and Analysis

The Compensation Committee of our Board oversees our executive compensation program. In this role, the Compensation Committee reviews and approves all compensation decisions relating to our Named Executive Officers. The Compensation Committee also reviews and approves all equity awards for all employees except for annual amounts pre-approved for granting by the Chief Executive Officer or President for non-officers or new employees in connection with employment offers.

The Company strives to apply a uniform philosophy to compensation for all of its employees. This philosophy is based on the premise that the achievements of the Company result from the combined and coordinated efforts of all employees working toward common objectives.

Say-on-Pay Feedback from Shareholders

At our 2011 Annual Meeting of Shareholders, a majority of our shareholders voted to support an annual vote on our executive compensation and, in response, our Compensation Committee determined to hold an annual advisory vote on the matter. Annually, our Compensation Committee intends to review the results of the advisory vote and will consider this feedback as it completes its annual review of each pay element.

At our 2014 Annual Meeting of Shareholders, a majority of the shares that were voted were cast in favor of our say-on-pay proposal. In response to these voting results, during 2015, our senior management team and Board made additional efforts to engage and gather feedback from our shareholders regarding our executive compensation programs to better understand our shareholders’ views on executive compensation and address any concerns they had. Our outreach program during 2015 included the following:

•	numerous in-depth discussions and dialog throughout the year between senior management, the Chairman of the Compensation Committee and our shareholders,

•	examination of reports and analysis issued by principal proxy advisory firms,
10

•	analysis of compensation practices at peer companies; and

•	advice from the Compensation Committee’s independent compensation consultant.

During 2015, we engaged in discussions with approximately 80% of our top 20 shareholders that own over 47% of our outstanding shares and in total, unaffiliated shareholders owning nearly 52% of our outstanding shares. We believe our executive compensation program is aligned with shareholder interests and feedback received has been incorporated into the Compensation Committee’s evaluation of executive performance. While we received feedback on a variety of subjects, investors generally supported the long-term focus of our executive compensation program, and in fact noted that the non-equity based compensation of our executive officers was low compared to our peer group. Among the comments was a question as to why the Compensation Committee’s decided to hold unchanged the CEO and President base salary for the last four years.

The feedback of our shareholders and the operating performance of the Company were significant factors that impacted 2015 executive compensation. Because of the decline in the market price of the Common Stock during fiscal 2015, the cash compensation for each of our executive officers did not increase in fiscal 2015 compared to fiscal 2014 (with the exception of James O’Brien whose compensation increased as a result of his promotion to Executive Officer and given that 2015 was his first full year of service to the Company). The Company’s total three fiscal year average shareholder return improved significantly to 26% from 8% in fiscal 2014.

The Compensation Committee will continue to solicit and consider our shareholders’ views when making future decisions regarding the structure of our executive compensation programs and the formulation of performance criteria with a goal of aligning executive performance with stockholder long-term growth.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of the Compensation Committee with respect to executive compensation are to:

•	align executives’ incentives with the creation of shareholder value; and

•	align executive compensation with our corporate business objectives and performance;

•	promote the achievement of key strategic and financial performance objectives through cash and equity incentives;

•	align executive compensation with comparable companies in our industry sectors to attract, retain and motivate the best possible executive talent.

We award long term incentive compensation in the form of stock options or restricted stock awards that vest over time. We believe this practice helps to retain our executives and aligns their interests with those of our shareholders by allowing them to participate in the longer term success of our Company as reflected in stock price appreciation. We believe that the use of time-vested stock options and restricted stock minimizes the likelihood of risky behavior and risky decision making that would be influenced by opportunities for short-term gains.

To achieve these objectives, the Compensation Committee evaluates senior management, with input from our CEO, with the goal of setting compensation at levels the Compensation Committee believes are competitive with those of other companies in our industry that compete with us for executive talent. The Compensation Committee also conducts an annual evaluation of the CEO in addition to senior management evaluations. Our Compensation Committee considers key financial, strategic and operational objectives, including but not limited to: maintenance of customer base, award of new patents, intellectual property protection, advancement of strategic alliances, operational efficiencies, M&A activity, licensing, clinical trial progress, new product introductions, provider contracts, investor relations, corporate governance, and our financial and operational performance, as quantified by measures at the consolidated level and for each of the operating segments.

The Compensation Committee uses a peer group of publicly traded companies which they believe have business life cycles, revenues, market capitalizations, products, research and development investment levels and/or number/capabilities of employees that are roughly comparable to ours and against which the Compensation

11

Committee believes we compete for executive talent. The Compensation Committee has retained Arthur Gallagher & Company, Human Resources & Compensation Consulting (formerly James F. Reda & Associates) (“Consultant”) as an independent compensation consultant. The Company’s senior management, with the assistance of the Consultant, compiled a list of peer companies. Since 2005, the Consultant has analyzed the executive compensation programs of these companies and issued reports to the Compensation Committee, the latest in November 2015. The Consultant advised the Compensation Committee during the fiscal 2015 compensation process that the total executive compensation was below the midpoint of executive compensation of the Company’s peer group. For fiscal 2015, the Compensation Committee intended to keep fiscal 2015 compensation at or near the prior year levels and used the fiscal 2015 market review to confirm that compensation below the midpoint of market range. The Consultant, with recommendations from senior management previously modified the peer company list during the 2015 proxy season to better reflect changes at the Company, with respect to operating segment significance, changes within the industries that the Company operates and changes among companies included in the peer group.

The companies that were included in the most recent peer group are as follows:

•	Adamas Pharmaceuticals, Inc.	•	Meridian Biosciences, Inc.

•	Affymetrix Inc.	•	Momenta Pharmaceuticals, Inc.

•	Amag Pharmaceuticals, Inc.	•	Nanostring Pharmaceuticals, Inc.

•	Array Biopharma, Inc.	•	Neogenomics, Inc.

•	CTI Biopharma Corporation	•	Orasure Technologies, Inc.

•	Fluidigm Corporation	•	Pacific Biosciences of California

•	Foundation Medicine, Inc.	•	Progenics Pharmaceuticals, Inc.

•	Genomic Health, Inc.	•	Repligen Corporation

•	Harvard Biosciences, Inc.	•	Sequenom, Inc.

•	Luminex Corporation	•	Spectrum Pharmaceuticals, Inc.

•	Vanda Pharmaceuticals, Inc.

We compete with many other companies for executive personnel. The Compensation Committee generally targets total compensation for executives to be no higher than the 50th percentile of total compensation paid to similarly situated executives of the companies in the peer group.

The Compensation Committee may adjust compensation levels, upon consideration of the relevant drivers relating to the life sciences, clinical diagnostics or therapeutics industries we operate in, with respect to an executive’s individual experience and performance level, and the overall performance of the Company.

The Compensation Committee met three times in fiscal 2015 in order to review and approve our compensation for named executives and non-employee Directors, and approve equity awards for all employees. The results of the Compensation Committee activities were reported to the Board.

12

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary;

•	equity awards;

•	non-equity incentive plan compensation;

•	benefits and other compensation; and

•	severance and change in control benefits.

Base Salary

Base salary levels recognize the experience, skills, knowledge and responsibilities of each executive’s position within the Company.

Exclusive of the base salaries that are contractual, base salaries are reviewed annually by the Compensation Committee, and may be adjusted from time to time to realign salaries with market levels and among our peer group after taking into account individual responsibilities, performance, experience and cost of living. Base salaries also may be increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives, promoting our core values and demonstrating leadership abilities.

The base salaries of the two founders, Dr. Elazar Rabbani, our Chairman of the Board, Chief Executive Officer, Secretary and Director and Mr. Barry Weiner, our President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director are set in accordance with the terms of executed employment agreements with each individual. Pursuant to the terms of their respective employment agreements, Dr. Rabbani and Mr. Weiner are currently at a base annual salary of $555,475 and $492,708, respectively. The Compensation Committee has not increased base salaries since January 2012, with the exception of Mr. O’Brien who received base salary increase upon his promotion to Executive Vice President, Finance.

Non-Equity Incentive Compensation

The Company adopted a “Pay for Performance” Plan (the “Plan”) for the Named Executive Officers and key management personnel to align incentive pay with performance as set forth with the individual based on their role with the Company. The performance goals for the Named Executive Officers and the annual performance awards are determined and approved by the Compensation Committee annually. The Plan provides for performance measures based on financial and non-financial measures and rewards for achievement for targets attained and/or improvements realized.

The weights on financial performance measures vary for Corporate and Divisional officers from 30% to 60% and include trade and service revenue growth, planned improvement in margins (divisional only), profitability and cash flows, with adjustments for non-recurring, uncontrollable events impacting revenues, expenses or cash flow beyond the control of management and certain legal expenses over the prior fiscal year. The Compensation Committee chose these measures for fiscal 2014 and 2015 because they believe they are aligned with our core operating performance for fiscal 2014 and 2015 which focused on the business improvement over the prior year.

The weights on non-financial performance measures are between 40% and 70% and include strategic, operational and individual goals. Strategic and operational measures for fiscal 2015, depending on whether a Corporate or Divisional Named Executive Officer, include among others, implementation of cost reductions, process and infrastructure improvements, business and technology advancement, advancement of partnering arrangements and litigation proceedings, customer satisfaction, quality assurance and employee satisfaction. Individual performance measures which ranged from 10% to 30% of target goals include communication, leadership and process improvement. The measures provide for Threshold, Target and Maximum awards and are based on various ranges of performance. All of the Named Executive Officers received non-equity incentive awards below the target for fiscal 2015. The following achievements of the Company were used to assess the achievement with these target goals.

•	The Company reached favorable legal settlements that provided $11.5 million of additional working capital to enable the company to execute on its business strategy
•	The Company expanded the company’s platform technologies platforms with the approval of FlowscriptTM HPV E6/E7 assay and validation of the AmpiProbeTM HCV assay
13

●	Gross margins increased by 500 basis points in the clinical lab with emphasis on operational excellence and expanded market reach
●	The Company’s utilization of a low cost, non-dilutive controlled equity offering (ATM) to provide capital to support legal efforts
●	The strengthening of the Company’s balance sheet with the above mentioned legal settlements, and strong operating performance of the business segments thereby allowing for an increase in our investments in technology based assets.
●	The Company’s completion of the most successful cycle of regulatory inspections in the last 10 years.

The corporate financial measures applicable to the Chief Executive Officer, President, Executive VP Finance and VP Corporate Development, inclusive of adjustments , include revenue, operating loss improvement, and cash flow from operations improvement, which are equally weighted and averaged for the final results. The measures used for fiscal 2015 for the named executive officers and corresponding payouts are as follows:

(in millions)	Threshold	Target	Maximum	Achieved
Financial Performance Measures—Revenue

Corporate Revenues—trade and service	$89.9	$99.9	$109. 9	$95.1

Payout—Revenue	75%	100%	150%	95%

Financial Performance Measures—Profit & Cash Flow
Corporate operating loss improvement.	$0.5	$0.7	$0.8	$5.9

Corporate cash flow from operations improvements	$0.3	$0.4	$0.4	$4.3

Payout—Profits & Cash Flow	80%	100%	150%	150%

In connection with the Plan, Dr. Rabbani was eligible for a maximum bonus of 75% of base salary for the fiscal year ended July 31, 2015. Dr. Rabbani was above threshold performance for his financial goals and at target performance for his non-financial goals and was awarded a bonus of $375,000, which represented 68% of his base pay. In reviewing the CEO’s performance, the Compensation Committee recognized Dr. Rabbani’s broad contributions in the achievements listed above in his role as Chairman of the Board, including oversight of and increases to our technology platform and scientific product development, recruitment of new members of executive and scientific management, setting strategy for business development, implementing process improvement directly impacting financial performance and integration and realignment of our operating sites and oversight and protection of intellectual property, including outstanding patent litigation matters. In fiscal 2015, the CEO’s efforts contributed to the favorable results in patent litigation cases and the advancement of other outstanding patent litigation matters.

In connection with the Plan, Mr. Weiner was eligible for a maximum bonus of 60% of base salary for the fiscal year ended July 31, 2015 under the Plan. Mr. Weiner was above threshold performance for his three financial goals and at target performance for his non-financial goals and was awarded a bonus of $265,000 which represented 54% of his base pay. The Compensation Committee recognized Mr. Weiner’s contributions in strategic planning, financial management, including our Company’s financial position and liquidity, corporate governance, communication efforts with our shareholders, investors and outside analysts, managing relationships with investment bankers for equity raise opportunities, oversight of the finance group and compliance with the Company’s Section 404 Sarbanes Oxley requirements, role in recruitment of new management personnel and divisional management,

14

leadership role among the divisional executives, execution of a planned cost reduction across all operating units, assistance with patent litigation cases and the successful financing transactions in fiscal 2015.

In connection with the Plan, Mr. James M. O’Brien was eligible for a maximum bonus of 35% of base salary under the Plan. The Compensation Committee reviewed the recommendation from our CEO with respect to Mr. O’Brien’s performance in meeting the non-financial objectives including, enhancing our financial reporting internally and to the Board and the Audit Committee, participation in and achievements in the project to reduce operating and corporate costs, including third party contracts insurance program, benefit plans and professional fees, monitoring internal controls and Section 404 Sarbanes Oxley requirements, recruiting staff to the finance group and leadership role among our finance group and specifically in 2015 directly managed financing and equity activities. Mr. James M. O’Brien was above threshold performance for his three financial goals and exceeded threshold performance for his three non-financial goals and was awarded a bonus of $70,000, which represented 25% of his base pay. This amount was greater than the prior year given that 2015 represented Mr. O’Brien’s first full year of service to the Company.

In connection with the Plan, Mr. Goldberg was eligible for a maximum bonus of 35% of base salary under the Plan. The Compensation Committee reviewed the recommendation from our CEO with respect to Mr. Goldberg’s performance in meeting non-financial objectives listed above, including, expanding our corporate development and relations with industry leaders and investment bankers, his integral role in the cost reduction program, his direct execution of plan to integrate cross functional personnel and product development within operating units, preparing strategic business plan for molecular diagnostics, expanding tests in strategic areas and improving efficiencies through greater automation. Mr. Goldberg was above threshold performance for his three financial goals and exceeded threshold performance for his three non-financial goals and was awarded a bonus of $65,000, which represented 30% of his base pay.

Stock Options and Restricted Stock Awards

The Compensation Committee awards either stock options or restricted stock as the primary vehicle for long-term incentives to our executives, including our Named Executive Officers. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture, and help to align the interests of our Named Executive Officers and our shareholders. Equity awards are intended as both a reward for contributing to the long-term success of our Company and an incentive for future performance.

Equity awards, in the form of stock options, restricted stock and/or restricted stock units vest ratably over a two or three year period with 50% or 33% of the award vesting 12 months after the Named Executive Officer’s start date or the annual anniversary of the award grant and the remainder of the awards vesting annually over the remaining period. The vesting feature of our equity grants is intended to further our goal of executive retention by providing an incentive to our Named Executive Officers to remain in our employ during the vesting period.

For fiscal year 2015, the Compensation Committee decided to grant stock options instead of restricted stock unit awards to greater align management incentives with maximizing shareholder value.

In determining the size of equity awards to our Named Executive Officers, our Compensation Committee considers comparable equity awards of executives in our compensation peer group, our Company-level operating and stock performance, the applicable Named Executive Officer’s performance, the amount of equity previously awarded to the executive, the vesting schedule of such previous awards and the recommendations of management and its independent Consultant to the Compensation Committee. For the fiscal years ended July 31, 2015, 2014 and 2013, average equity compensation as a percentage of total compensation for all Named Executive Officers was 4%, 11% and 5%, respectively.

Equity awards are granted annually in conjunction with the review of a Named Executive Officer’s individual performance. The Compensation Committee reviews all components of the Named Executive Officer’s compensation when determining annual equity awards to ensure that a Named Executive Officer’s total compensation conforms to our overall philosophy and objectives.

15

In January 2015, the Named Executive Officers were issued stock options as a component of their total compensation package as follows:

Executive Officer	Stock Options Issued	Market Value at Time of Issuance
Elazar Rabbani, Ph. D	45,615	$57,703
Barry W. Weiner	36,489	$46,159
James M. O’Brien	15,000	$20,790
David C. Goldberg	—	$—

The Compensation Committee believed that Mr. Rabbani and Mr. Weiner should be awarded the same amount of stock options as the prior year and noted that both executives own a substantial amount of the Company’s stock given their tenure with the Company. Mr. O’Brien’s stock option award was given based on his financial and non-financial performance to the Company. Mr. Goldberg’ stock option award was determined based on his financial and non-financial performance during 2014.

Tax Deductibility

Section 162(m) of the Internal Revenue Code (the “Code”) places a limit of $1,000,000 on the amount of compensation that we may deduct in any given year with respect to the CEO and certain of our other most highly paid executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements.

Our annual base salary, a portion of cash incentive compensation and time-based restricted stock units are generally subject to the Section 162(m) deduction limitations. For 2015 all direct compensation is expected to be tax deductible. To maintain flexibility in compensating executive officers in view of the overall objectives of our compensation program, the Compensation Committee has not adopted a policy requiring that all compensation be tax deductible.

Risk Considerations in Our Compensation Program

We do not believe our compensation policies and practices encourage or support excessive risk taking by our executive officers or key managers. We establish compensation practices that we believe provide an appropriate level of incentive based compensation, in combination with non-incentive based compensation, to encourage our executive officers and key managers to act in the long-term best interests of the Company and our shareholders. These practices include:

●	Awarding annual incentive bonuses based on assessment of short-term performance against financial and non-financial measures;

●	Benchmarking annual incentive bonuses against an appropriate peer group of companies;

●	Providing the Compensation Committee with discretion in approving annual non-equity incentive awards, with respect to non-financial targets, which affords the Committee the opportunity to reduce payments if it determines excessive risk was taken to achieve bonus targets; and

●	Granting time-vested equity that generally vests over a two to three year period which provides incentives for our executive officers to act in the long-term best interests of the Company.
16

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, paid to or earned by each of the following persons: (i) our Chairman of the Board, Chief Executive Officer and Secretary, (ii) our President, Chief Financial Officer, Principal Accounting Officer and Treasurer, (iii) our other executive officers (the “Named Executive Officers”) for each of the fiscal years ended July 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary (1)	Option Awards (2)(3)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Elazar Rabbani, Ph.D Chairman of the Board of Directors, Chief Executive Officer and Secretary	2015	$555,478	$57,703	$375,000	$187,871	$1,176,052
	2014	$555,478	$148,549	$375,000	$156,000	$1,235,027
	2013	$555,478	$46,591	$245,000	$167,887	$1,014,953

Barry W. Weiner President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director	2015	$492,708	$46,159	$265,000	$169,780	$973,647
	2014	$492,708	$109,337	$265,000	$153,233	$1,020,278
	2013	$492,708	$37,301	$173,250	$154,567	$857,826

James M. O’ Brien (5) Executive Vice President of Finance	2015	$285,881	$20,790	$70,000	$19,324	$395,995
	2014	$123,846	$22,140	$37,000	$4,388	$187,374

David C. Goldberg Vice President Corporate Development and Interim General Manager, Enzo Clinical Labs	2015	$214,231	—	$65,000	$17,736	$296,967
	2014	$215,000	$32,342	—	$29,460	$276,802
	2013	$215,000	$34,423	$65,500	$29,183	$344,106

(1)	Base salaries set as of January 1 each year

(2)	Represent the fair market value of incentive stock option awards granted to Named Executive Officers on the date of grant, calculated in accordance with FASB ASC Topic 718 for all awards of stock options granted during the relevant fiscal year. Assumptions used in the calculation of these amounts are included in Note 10 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 31, 2015.

(3)	Represents awards accrued under the Pay for Performance Plan for the years ended July 31, 2015, 2014 and 2013. The Compensation Committee approved a recommendation from the Chief Executive Officer and President to pay out 30% of each of the Chairman’s and President’s 2013 Incentive Plan award in stock options rather than cash. The above chart only reflects the amount paid or to be paid in cash and excludes $105,000 and $74,500, respectively that was reflected as a stock option award in fiscal 2014.

(4)	See the “All Other Compensation” chart for additional information.

(5)	Mr. James O’Brien became an executive officer in February 2014.
17

Grants of Plan-Based Awards in Fiscal 2015

During the fiscal year ended July 31, 2015, the Compensation Committee approved the following equity awards to the Named Executive Officers:

		Estimated Future Payouts Under			All Other Option Awards: Number of		Exercise or Base Price of	Grant Date Fair Value
		Non-Equity Incentive Plan Awards (1)			Securities		Option	of Stock
Name	Grant Date	Threshold	Target	Maximum	Underlying Options		Awards ($/Sh)	and Option Awards
Elazar Rabbani, Ph.D	1/21/2015	$324,954	$416,608	$624,912	45,615	(2)	$3.40	$57,703

Barry W. Weiner	1/21/2015	$230,587	$295,624	$443,436	36,489	(2)	$3.40	$46,159

James M. O’Brien	1/21/2015	$78,045	$100,058	$150,087	15,000	(2)	$3.40	$20,790

David C. Goldberg	1/21/2015	$58,484	$74,980	$112,470	—		—	—

(1)	For awards actually granted, see the amount of non-equity incentive award reported in the “Summary Compensation Table” above.

(2)	Each option award vests in equal amounts on the first, second and third anniversaries of the award grant.
18

Outstanding Equity Awards at Fiscal Year End—July 31, 2015

The following table sets forth summary information regarding the outstanding option awards made to the Named Executive Officers at July 31, 2015:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexerciseable(1)	Option Exercise Price	Option Expiration Date

Elazar Rabbani, Ph.D	159,091	—	$3.00	11/20/2017
	38,505	—	$2.88	1/17/2018
	20,817	20,817	$2.70	1/17/2019
	—	45,615	$3.40	1/21/2020
Barry W. Weiner	112,500	—	$3.00	11/26/2017
	30,802	—	$2.88	1/17/2018
	16,653	16,652	$2.70	1/17/2019
	—	36,489	$3.40	1/21/2020
James M. O’Brien	6,666	13,334	$2.75	2/3/2019
	—	15,000	$3.40	1/21/2020
David C. Goldberg	18,268	9,161	$2.88	1/17/2018
	9,809	19,646	$2.70	1/17/2019

(1)	Each option award vests in equal amounts on the first, second and third anniversaries of the award grants which was January 17, 2013 for the options granted at $2.88 per share, January 17, 2014 for the options granted at $2.70 per share, February 3, 2014 for the options granted at $2.75 and January 21, 2015 for the options granted at $3.40 per share. For Dr. Elazar Rabbani and Barry Weiner, options vest on first and second anniversary dates.

Options Exercised and Stock Vested

The following table sets forth the options exercised by and restricted stock vested for the Named Executive Officers during the fiscal year ended July 31, 2015. No options were exercised in the year ended July 31, 2015.

Stock Awards
Name	Number Of Shares Acquired On Vesting	Value Realized On Vesting (1)
Elazar Rabbani. Ph.D.	—	—
Barry W. Weiner	—	—
James M. O’Brien	—	—
David C. Goldberg	$3,332	$11,629

(1)	The value realized is the closing market price on the day the stock awards vest, multiplied by the total number of shares vesting.
19

Employment Agreements

Mr. Barry Weiner and Dr. Elazar Rabbani (each the “Executive”) are parties to employment agreements with the Company, effective May 4, 1994, as subsequently amended (the “Employment Agreements”). Each Executive also receives a non-equity incentive plan bonus, the amount of which shall be determined by the Compensation Committee and/or the Board of Directors based on approved financial and non-financial objectives. Each Employment Agreement provides that, in the event of termination of employment by the Executive for “good reason,” or a termination of employment by the Company without “cause”, change in control or nonrenewal, as such terms are defined in the Employment Agreement, each Executive shall be entitled to receive: (i) a lump sum in an amount equal to three years of the Executive’s base annual salary; (ii) a lump sum in an amount equal to the annual bonus paid by the Company to the Executive for the last fiscal year of the Company ending prior to the date of termination multiplied by three; (iii) insurance coverage for the Executive and his dependents, at the same level and at the same charges to the Executive as immediately prior to his termination, for a period of three (3) years following his termination from the Company; (iv) all accrued obligations, as defined therein; and (v) with respect to each incentive pay plan (other than stock option or other equity plans) of the Company in which the Executive participated at the time of termination, an amount equal to the amount the Executive would have earned if he had continued employment for three additional years. If the Executive is terminated by reason of his disability, he shall be entitled to receive, for three years after such termination, his base annual salary less any amounts received under a long term disability plan. If the Executive’s employment with the Company is terminated by reason of his death, his legal representatives shall receive the balance of any remuneration due him under the terms of his Employment Agreement. The Employment Agreements currently expire on September 30, 2017, but will automatically renew for successive two year periods unless notice is given to the Company within 180 days of the end of such successive term.

Messrs. James M. O’Brien and David C. Goldberg are “at will” employees and are parties to certain change in control provisions with the Company which is deemed customary practice for their respective positions, as more fully discussed below. Mr. James M. O’Brien is a party to a severance arrangement from his initial employment arrangement.

Benefits and All Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, group life insurance and a 401(k) plan. Named Executive Officers are eligible to participate in our employee benefit plans. The annual Company match for our Named Executive Officers and our employees is up to $11,500, if over 50 years old, or limited to 50% of the maximum contribution by the Named Executive Officers.

Certain of our Named Executive Officers may be entitled to benefits that are not otherwise available to all of our employees, including supplemental health, life insurance and disability benefits. We do not provide post-retirement health coverage to our Named Executive Officers or our employees. Our health and insurance plans are substantially the same among all management levels at the Company. Dr. Rabbani and Mr. Weiner are provided life insurance benefits in connection with their total compensation arrangements.

In particular circumstances, we may provide relocation allowances when executives first join us. The purpose of this program is to attract talented executives outside our geographic area. Certain named executives are provided use of a Company owned vehicle for business and personal use or provided a car allowance.

All Other Compensation

The following table contains information regarding each component of “All Other Compensation” in the Summary Compensation Table to the Named Executive Officers for the fiscal years ended July 31, 2015, 2014 and 2013.

Name	Year	401(k) (1)	Life Insurance (2) (3)	Medical and Disability Insurance (4)	Personal Use of Auto (5)	Total All Other Compensation
Elazar Rabbani, Ph.D	2015	$11,500	$144,342	$9,636	$22,393	$187,871
	2014	$11,500	$123,760	$8,084	$12,656	$156,000
	2013	$11,000	$126,573	$9,434	$20,880	$167,887

Barry W. Weiner	2015	$11,500	$133,859	$3,121	$21,300	$169,780
	2014	$11,500	$118,100	$2,333	$21,300	$153,233
	2013	$11,250	$119,684	$2,333	$21,300	$154,567

James M. O’ Brien	2015	$8,750	$374	$—	$10,200	$19,324
	2014	$—	$138	$—	$4,250	$4,388

David C. Goldberg	2015	$11,500	$1,072	$—	$5,164	$17,736
	2014	$9,825	$1,032	$—	$18,603	$29,460
	2013	$9,616	$1,032	$—	$18,535	$29,183

(1)	Represents Company match under our 401(k) plan.

(2)	Represents premiums of term policies of which the Named Executive Officers or other party is the beneficiary.

(3)	Includes the contractual payment for life insurance reimbursement for Dr. Rabbani and Mr. Weiner of $90,000 each.

(4)	Represents incremental medical and disability benefits costs.

(5)	Represents the personal use of Company-provided auto or car allowance.

Severance and Change in Control Benefits

Pursuant to Employment Agreements/Arrangements entered into with Dr. Rabbani and Messrs. Barry Weiner, James O’Brien and David Goldberg, these executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination following a change of ownership or control of our Company. We have provided more information about these benefits, along with estimates of their value under various circumstances within the below table.

Based on market trends, we believe these benefits help us compete for executive talent. We believe our severance and change in control benefits are in line with severance packages offered to executives by the companies identified in our peer group.

Our practice in the case of change in control benefits has been structured to trigger only in the event of a termination of the executive without cause or by the executive for good reason during a specified period before or after the change in control.

Potential Payments upon Termination or Change in Control

The following table contains information regarding each component of Potential Payments upon Termination or Change in Control Compensation Table to the Named Executive Officers as of July 31, 2015.

Name and Principal Position	Acceleration of Vesting	Severance Pay (1)	Continuation of Benefits	Tax Gross-Up	Total
Elazar Rabbani, Ph.D.
Termination without cause or by Executive for Good Reason	$6,245	$3,123,180	$616,276	—	$3,745,701
Change in control transaction without termination	—	—	—	—	—
Change in control transaction with termination	$6,245	$3,123,180	$616,276	$1,518,076	$5,263,777
Barry W. Weiner
Termination without cause or by Executive for Good Reason	$7,185	$2,590,401	$660,095	—	$3,257,681
Change in control transaction without termination	—	—	—	—	—
Change in control transaction with termination	$7,185	$2,590,401	$660,095	$1,344,296	$4,601,977
James M. O’Brien
Termination without cause or by Executive for Good Reason	—	$152,500	—	—	$152,500
Change in control transaction without termination	—	—	—	—	—
Change in control transaction with termination	$3,333	$152,500	—	—	$155,833
David C. Goldberg
Termination without cause or by Executive for Good Reason	—	—	—	—	—
Change in control transaction without termination	—	—	—	—	—
Change in control transaction with termination	$6,999	—	—	—	$6,999

(1)	The amounts listed in this column do not include accrued amounts such as accrued salary or vacation.

Tax and Accounting Considerations

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

Annually, the Company reviews all compensation programs and payments to determine the tax impact on the Company as well as on the executive officers. In addition, the Company reviews the impact of its programs against other considerations, such as accounting impact, shareholder alignment, market competitiveness, effectiveness and perceived value to employees. Because many different factors influence a well-rounded, comprehensive executive compensation program, some compensation may not be deductible under IRC Section 162(m). The Company will continue to monitor developments and assess alternatives for preserving the deductibility of compensation payments and benefits to the extent reasonably practicable, consistent with its compensation policies and as determined to be in the best interests of the Company and its shareholders.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis in this proxy report with management. Based on its review and discussion with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this annual report and also be incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

Dr. Bernard L. Kasten, Chairman
Gregory M. Bortz
Dov Perlysky

Compensation Committee Interlocks And Insider Participation

No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the Company’s executive officers or other Directors.

Insurance For Indemnification Of Directors And Officers

The Company has in effect with Illinois National Insurance Company and Allied World Assurance Company, under a policy effective February 22, 2015 and expiring on February 22, 2016, insurance covering all of its Directors and officers and certain other employees of the Company against certain liabilities and reimbursing the Company for obligations which it incurs as a result of its indemnification of such directors, officers and employees. Such insurance has been obtained in accordance with the provisions of Section 726 of the Business Corporation Law of the State of New York. The annual premiums are $211,563.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding our existing equity compensation plan as of July 31, 2015:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (2)
Equity compensation plans approved by security holders	1,379,605	(1)	$3.04	1,301,000
Equity compensation plans not approved by security holders	—		—	—
Total	1,379,605		$3.04	1,301,000

(1)	Shares to be issued upon exercise of options or restricted stock awards under the 2011 plan.

(2)	Shares available for grant under the 2011 plan.

Beneficial Ownership of Principal Shareholders and Management

Set forth below is information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the shares of Common Stock of the Company, the executive officers named in the “Summary Compensation Table” as “Named Executive Officers,” all current Directors (which includes the Board’s Class I Director-nominees), and all current Directors and executive officers of the Company as a group.

The percentages in the “Percent of Class” column are calculated in accordance with the Rules of the SEC, under which a person may be deemed to be the beneficial owner of shares if that person has or shares the power to vote or dispose of those shares or has the right to acquire beneficial ownership of those shares within 60 days from the date thereof (for example, through the exercise of an option or warrant). The shares shown in the table as beneficially owned by certain individuals may include shares owned by certain members of their respective families. Because of these rules, more than one person may be deemed to be the beneficial owner of the same shares. The inclusion of the shares shown in the table is not necessarily an admission of beneficial ownership of those shares by the person indicated. Except as otherwise indicated, each of the persons named has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Elazar Rabbani, PhD	1,853,861	(3)	3.9%
Barry W. Weiner	1,289,909	(4)	2.7%
James M. O’Brien	14,496	(5)	*
David C. Goldberg	143,640	(6)	*
Gregory M. Bortz	158,953	(7)	*
Bernard L. Kasten, M.D.	223,800	(8)	*
Dov Perlysky	617,382	(9)	1.3%
Wellington Management Group LLP	4,559,840	(10)	9.9%
Rosalind Davidowitz	3,565,960	(11)	7.7%
All Directors and executive officers as a group (7 persons)	4,302,039	(12)	9.1%

*	Represents beneficial ownership of less than 1%.

(1)	Except as otherwise noted in the footnotes to the table, all shares of Common Stock are beneficially owned and the sole investment and voting power is held by the persons named, and such persons’ address is c/o Enzo Biochem, Inc., 527 Madison Avenue, New York, New York 10022.

(2)	Based upon 46,068,815 shares of Common Stock of the Company outstanding as of the close of business on the Record Date. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days from the date hereof is treated as outstanding only when determining the amount and percentage of Common Stock owned by directors and executive officers individually and as a group.

(3)	Includes (i) 262,038 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, (ii) 5,308 shares of Common Stock held in the name of Dr. Rabbani as custodian for certain of his children, (iii) 18,794 shares of Common Stock held in the name of Dr. Rabbani’s wife as custodian for certain of their children, and (iv) 27,108 shares of Common Stock held in the Company’s 401(k) plan.

(4)	Includes (i) 194,852 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, (ii) 3,638 shares of Common Stock that Mr. Weiner holds as custodian for certain of his children, and (iii) 27,116 shares of Common Stock held in the Company’s 401(k) plan.

(5)	Includes (i) 11,655 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, and (ii) 2,841 shares of Common Stock held in the Company’s 401(k) plan.

(6)	Includes (i) 47,046 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, and (ii) 21,838 shares of Common Stock held in the Company’s 401(k) plan.

(7)	Includes 158,953 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof.

(8)	Includes 158,953 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof.
25

(9)	Includes (i) 158,953 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, (ii) 30,000 shares owned by Laya Perlysky (Mr. Perlysky’s wife) in an IRA account of which Mr. Perlysky disclaims beneficial ownership, (iii) 18,250 shares owned by Irwin Dov Perlysky IRA, (iv) 109,239 shares owned directly by RSD 2012 GRAT, of which Mr. Perlysky is the trustee; (v) 45,000 shares owned by Sky Ventures LLC, of which Mr. Perlysky is the manager, (vi) 1,714 shares owned directly by Mr. Perlysky, (vii) 244,020 shares owned by Kinger Investments LLP, (viii) 6,981 shares owned by Krovim LLC and (ix) 3,225 shares owned by MidAtlantic Capital LLC. Does not include shares owned by Mrs. Rosalind Davidowitz, who is Mr. Perlysky’s mother-in-law.

(10)	The address of Wellington Management Group LLP is 280 Congress Street, Boston, MA 02210. This information is based solely on a Schedule 13F filed on November 16, 2015.

(11)	Mrs. Davidowitz’s address is 7 Sutton Place South, Lawrence, New York, 11559. Includes (i) 1,312,654 shares owned by Mrs. Davidowitz, (ii) 381,713 shares owned directly by Mr. J. Morton Davis (Mrs. Davidowitz’s husband), (iii) 1,216,196 shares owned by Engex, Inc., (iv) 124,738 shares owned by the Morton Foundation, and (v) 11,233 shares owned by an investment advisor whose principal is Mr. Davis. This information is based solely on information provided to the Company by the stockholder on November 19, 2015. This amount does not include shares owned by Laya Perlysky or Mr. Perlysky, her daughter and son-in-law.

(12)	Includes 992,448 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof.
26

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

It is the responsibility of the Nominating and Corporate Governance Committee to consider questions of possible conflicts of interest of directors and of the Company’s senior executives, which includes the consideration of all transactions required to be disclosed pursuant to the SEC’s related person disclosure requirements. In addition, the Board has a Related Persons Policy which states that all related person transactions shall be in the best interests of the Company and, unless different terms are specifically approved or ratified by disinterested members of the Board, must be on terms that are (i) no less favorable to the Company than would be obtained in a similar transaction with an unaffiliated third party under the same or similar circumstances, or (ii) generally available to substantially all employees of the Company. In addition, if, any non-material or material related person transaction relates to any executive officer or director, it must be reviewed by the Nominating and Corporate Governance Committee who shall determine whether the transaction is in compliance with the Company’s Related Person Policy.

Enzo Clinical Labs, Inc., a subsidiary of the Company (“Enzo Lab”), leases a facility located in Farmingdale, New York from Pari Management Corporation (“Pari”). Pari is owned equally by Elazar Rabbani, Ph.D., the Chairman and Chief Executive Officer of the Company; Shahram K. Rabbani, a former officer and Director of the Company; and Barry Weiner, the President, Chief Financial Officer and a Director of the Company, and his wife. The lease originally commenced on December 20, 1989, was amended and extended in October 2015 and now terminates on March 31, 2027. During the fiscal year ended July 31, 2015, Enzo Lab paid approximately $1,623,000 to Pari with respect to such facility and future payments are subject to cost of living adjustments.

The non-interested members of the Board of Directors, at the time of the execution of the lease and each extension, reviewed and approved the transaction in accordance with the Company’s procedures for reviewed related party transactions. The Nominating and Corporate Governance Committee obtained a third party appraisal to determine the value of the lease. Based on that appraisal, the Company, which has guaranteed Enzo Lab’s obligations to Pari under the lease, believes that the existing lease terms are as favorable to the Company as would be available from an unaffiliated party.

Director Independence

Requirements - The Board believes that a majority of its members should be independent, non-employee Directors. The Board adopted the following “Director Independence Standards,” which are consistent with criteria established by the NYSE, to assist the Board in making these independence determinations:

No Director can qualify as independent if he or she has a material relationship with the Company outside of his or her service as a Director of the Company. A Director is not independent if, within the preceding three years:

•	The Director was an employee of the Company;

•	An immediate family member of the Director was an executive officer of the Company;

•	A Director was affiliated with or employed by a present or former internal or external auditor of the Company;

•	An immediate family member of a Director was affiliated with or employed in a professional capacity by a present or former internal or external auditor of the Company;

•	A Director, or an immediate family member of the Director, received more than $120,000 per year in direct compensation from the Company, other than Director and Committee fees and pension or other forms of deferred compensation for prior services (provided such compensation is not contingent in any way on continued service);
27

•	The Director, or an immediate family member of the Director, was employed as an executive officer of another company where any of the Company’s executives served on that company’s compensation committee of the board of Directors;

•	The Director was an executive officer or employee, or an immediate family member of the Director was an executive officer, of another company that made payments to, or received payments from, the Company for property or services in an amount which, in any single fiscal year, exceeded the greater of $1 million or two percent (2%) of such other company’s consolidated gross revenues;

•	The Director, or an immediate family member of the Director, was an executive officer of another company that was indebted to the Company, or to which the Company was indebted, where the total amount of either company’s indebtedness to the other was five percent (5%) or more of the total consolidated assets of the Company he or she served as an executive officer; or

•	The Director, or an immediate family member of the Director, was an officer, Director or trustee of a charitable organization where the Company’s annual discretionary charitable contributions to the charitable organization exceeded the greater of $1 million or two percent (2%) of that organization’s consolidated gross revenues.

The Board has reviewed all material transactions and relationships among each Director, or any member of his or her immediate family, and the Company, its senior management and its independent auditors. Based on this review and in accordance with its independence standards outlined above, the Board has affirmatively determined that all of the non-employee Directors are independent.

Messrs. Gregory M. Bortz and Dov Perlysky and Dr. Bernard L. Kasten qualify as “independent Directors” under the criteria established by the NYSE. All of the members of the Nominating and Compensation Committees are independent under the criterial established by the NYSE with respect to such commitees. The Board has determined that each of the Audit Committee members is independent, as defined in the NYSE’s listing standards and applicable SEC Rules. The Board has further determined that Mr. Bortz is an “audit committee financial expert” as such term is defined under Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act, and that each director is financially literate as required under the NYSE listing standards.

ITEM 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

EisnerAmper LLP billed the Company for services for fiscal 2015 and 2014, as set forth in the table below. The fees listed are aggregate fees for services performed for the year, regardless of when the fee was actually billed.

	FY 2015	FY 2014
Audit Fees:	$561,350	$503,500
Audit-related Fees:	$62,000	$60,000
Tax Fees:	—	—
All Other Fees:	$62,500	$67,500
Total	$685,850	$631,000
28

Audit Fees - Consists of fees for professional services necessary to perform an audit or review in accordance with the Public Company Accounting Oversight Board, including services rendered for the audit of our annual financial statements (including services incurred with rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002) and quarterly reviews of the Company’s interim financial statements.

Audit-Related Fees - Audit related fees associated with comfort letters and other correspondence.

All Other Fees - EisnerAmper performed certain Audit services for an employee benefit plan for the years ended December 31, 2014 and 2013, for which the Company is the plan sponsor; these fees were $37,000 and $35,000 respectively. In addition, during fiscal year 2015 and 2014, EisnerAmper performed a review of registration statements related to issuance of equity with total fees of $25,500 and $32,500, respectively.

E&Y LLP, the Company’s former independent registered public accounting firm, billed the Company for services for fiscal 2015 and 2014, as set forth in the table below. The fees listed are aggregate fees for services performed for the aforementioned periods, regardless of when the fee was actually billed.

	2015	2014
Audit Fees:	—	—
Audit-related Fees:	$25,000	$190,000
Tax Fees:	—	—
All Other Fees:	—	—
Total	$25,000	$190,000

Audit Fees - Consists of fees for professional services necessary to perform an audit or review in accordance with the Public Company Accounting Oversight Board, including services rendered for the audit of our annual financial statements (including services incurred with rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002) and quarterly reviews of the Company’s interim financial statements.

Audit-Related Fees – Consists of fees associated with comfort letters.

Pre-Approval Policies and Procedures - The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting.

Part IV

Exhibit 15. Exhibit, Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of the original Form 10-K filing which was filed with the SEC on October 13, 2015, and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: November 27, 2015	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, and Treasurer
30

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 27, 2015.

31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 27, 2015.

*	Filed herewith.
31