Form 10-Q
period 2016-04-30
ENZO BIOCHEM INC
filed 2016-06-08
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Yes ☐ No ☒

As of June 2, 2016, the Registrant had approximately 46,265,000 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
April 30, 2016

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30, 2016 (unaudited)	July 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$32,360	$18,109
Accounts receivable, net of allowances	14,000	12,109
Other receivables	—	6,650
Inventories	6,978	7,396
Prepaid expenses and other	1,819	2,222
Total current assets	55,157	46,486

Property, plant and equipment, net	8,638	7,948
Goodwill	7,452	7,452
Intangible assets, net	4,884	6,155
Other assets	357	353
Total assets	$76,488	$68,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable	$2,000	$3,013
Accounts payable – trade	9,152	8,762
Accrued liabilities	8,056	11,297
Other current liabilities	2,464	886
Total current liabilities	21,672	23,958

Deferred taxes	28	37
Other liabilities	1,820	1,793
Total liabilities	$23,520	$25,788

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 46,254,870 at April 30, 2016 and 46,062,065 at July 31, 2015	463	461
Additional paid-in capital	326,109	324,966
Accumulated deficit	(275,531)	(284,682)
Accumulated other comprehensive income	1,927	1,861
Total stockholders’ equity	52,968	42,606
Total liabilities and stockholders’ equity	$76,488	$68,394

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Revenues:
Clinical laboratory services	$18,162	$15,657	$52,775	$46,204
Product revenues	8,001	7,906	22,266	23,631
Royalty and license fee income	270	423	1,129	2,067
Total revenues	26,433	23,986	76,170	71,902

Operating expenses:
Cost of clinical laboratory services	11,142	9,724	32,009	29,100
Cost of product revenues	3,846	3,779	10,663	11,292
Research and development	882	809	2,610	2,434
Selling, general, and administrative	10,869	10,146	32,374	30,101
Provision for uncollectible accounts receivable	576	589	1,739	1,731
Legal fee expense	1,632	1,955	5,644	7,225
Legal settlements, net	—	(170)	(18,450)	(170)
Total operating expenses	28,947	26,832	66,589	81,713

Operating Income (loss)	(2,514)	(2,846)	9,581	(9,811)

Other income (expense):
Interest	(40)	(58)	(122)	(176)
Other	22	26	87	28
Foreign exchange gain (loss)	419	(125)	(99)	(856)
Income (loss) before income taxes	(2,113)	(3,003)	9,447	(10,815)
(Provision) benefit for income taxes	(2)	96	(296)	88
Net income (loss)	$(2,115)	$(2,907)	$9,151	$(10,727)

Net income (loss) per common share:
Basic	$(0.05)	$(0.06)	$0.20	$(0.24)
Diluted	$(0.05)	$(0.06)	$0.20	$(0.24)

Weighted average common shares outstanding:
Basic	46,201	45,797	46,115	45,120
Diluted	46,201	45,797	46,450	45,120

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
Net income (loss)	$(2,115)	$(2,907)	$9,151	$(10,727)
Other comprehensive income (loss):
Foreign currency translation adjustments	(222)	(20)	66	123
Comprehensive income (loss)	$(2,337)	$(2,927)	$9,217	$(10,604)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine months ended April 30, 2016
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2015	46,062,065	$461	$324,966	$(284,682)	$1,861	$42,606
Net income for the period ended April 30, 2016	—	—	—	9,151	—	9,151
Vesting of restricted stock	8,751	—	—	—	—	—
Exercise of stock options	23,702	—	66	—	—	66
Share-based compensation charges	—	—	370	—	—	370
Issuance of common stock 401(K) plan match	160,352	2	707			709
Foreign currency translation adjustments	—	—	—	—	66	66
Balance at April 30, 2016	46,254,870	$463	$326,109	$(275,531)	$1,927	$52,968

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended April 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$9,151	$(10,727)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,602	1,513
Amortization of intangible assets	1,260	1,284
Provision for uncollectible accounts receivable	1,170	1,731
Deferred income tax benefit	(8)	(71)
Share-based compensation charges	370	319
Accrual for share-based 401(k) employer match expense	560	511
Foreign exchange loss	14	640

Changes in operating assets and liabilities:
Accounts receivable	(3,040)	(940)
Other receivables	6,650	—
Inventories	447	597
Prepaid expenses and other	402	16
Accounts payable – trade	396	(957)
Accrued liabilities, other current liabilities and other liabilities	(1,970)	(2,086)
Total adjustments	7,853	2,557

Net cash provided by (used in) operating activities	17,004	(8,170)

Cash flows from investing activities:
Capital expenditures	(1,389)	(1,168)
Security deposits and other	(1)	(1)
Net cash used in investing activities	(1,390)	(1,169)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	6,687
Proceeds from borrowings under Credit Agreement	67,343	65,389
Repayments under Credit Agreement	(68,356)	(65,389)
Installment loan and capital lease obligation payments	(424)	(316)
Proceeds from the exercise of stock options	66	—
Net cash (used in) provided by financing activities	(1,371)	6,371

Effect of exchange rate changes on cash and cash equivalents	8	(112)

Increase (decrease) in cash and cash equivalents	14,251	(3,080)
Cash and cash equivalents - beginning of period	18,109	17,455
Cash and cash equivalents - end of period	$32,360	$14,375

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2016
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The consolidated balance sheet as of April 30, 2016, the consolidated statements of operations, comprehensive income (loss), and cash flows for the three and nine months ended April 30, 2016 (the “interim statements”) and 2015, and the consolidated statement of stockholders’ equity for the nine months ended April 30, 2016 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2015 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2016.

Effect of New Accounting Pronouncements

Leases - In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 – Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are evaluating the impact of adopting the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities in amounts that could be material.

Revenue recognition - In May 2014, the FASB issued Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which supersedes ASC 605, Revenue Recognition. The new standard requires companies to recognize revenues upon transfer of goods or services to customers in amounts that reflect the consideration which the company expects to receive in exchange for those goods or services. In July 2015, the FASB delayed the effective date of the standard by one year. The new guidance is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and early application is not permitted before the original effective date of annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.

Inventory – In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Stock Compensation – In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for the three and nine months ended April 30, 2015, and the three months ended April 30, 2016 diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options and unvested restricted stock because to do so would be antidilutive.

For the nine months ended April 30, 2016, approximately 337,000 weighted average stock options were included in the calculation of diluted weighted average shares outstanding. For the three and nine months ended April 30, 2015 and the three months ended April 30, 2016, the number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share were 1,384,000, 1,139,000 and 444,000, respectively.

For the three and nine months ended April 30, 2016, the effect of approximately 235,000 and 282,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive. For the three and nine months ended April 30, 2015, the effect of approximately 384,000 and 192,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income (loss) per share because their effect would be anti-dilutive.

Note 3 - Supplemental disclosure for statement of cash flows

For the nine months ended April 30, 2016 and 2015, income taxes paid by the Company were $207 and $103, respectively.

For the nine months ended April 30, 2016 and 2015, interest paid by the Company was $112 and $153, respectively.

For the nine months ended April 30, 2016 and 2015, the Company financed $76 and $388 respectively, in machinery and transportation equipment under installment loans.

During the nine months ended April 30, 2016 and 2015, there was a total of $1,186 and $147 in new capital lease agreements.

During the nine months ended April 30, 2016 and 2015, the Company issued shares of common stock in connection with its share-based 401(k) employer match in the amount of $709 and $663.

Note 4 - Inventories

Inventories consist of the following:

	April 30, 2016	July 31, 2015
Raw materials	$920	$1,013
Work in process	1,811	2,002
Finished products	4,247	4,381
	$6,978	$7,396

Note 5 – Goodwill and intangible assets

At April 30, 2016 and July 31, 2015, the Company’s net carrying amount of goodwill, related to the Clinical Labs segment, is $7,452.

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2015	$27,838	$(21,683)	$6,155
Amortization expense	—	(1,260)	(1,260)
Foreign currency translation	4	(15)	(11)
April 30, 2016	$27,842	$(22,958)	$4,884
9

Intangible assets, all finite lived, consist of the following:

	April 30, 2016			July 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,896)	$131	$11,028	$(10,871)	$157
Customer relationships	12,238	(8,158)	4,080	12,243	(7,398)	4,845
Website and acquired content	1,018	(1,018)	—	1,020	(1,020)	—
Licensed technology and other	504	(447)	57	518	(441)	77
Trademarks	3,055	(2,439)	616	3,029	(1,953)	1,076
Total	$27,842	$(22,958)	$4,884	$27,838	$(21,683)	$6,155

At April 30, 2016, information with respect to intangibles assets acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	4.5 years
Trademarks	5 years	1.5 years
Other intangibles	10 years	3.5 years

At April 30, 2016, the weighted average useful life of amortizable intangible assets is approximately four years.

Note 6 - Loan Payable

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and Healthcare Finance Group, LLC (the “Lender).The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Lab and Life Science segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. Debt issuance costs of $281 are being amortized over the life of the Credit Agreement. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, or the Lender requires a reserve, the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances, payable monthly, is based on the three month LIBOR rate, with a floor of 1.25% plus an applicable margin of 4.0%. In the event of any default, the interest rate may be increased 3.0% over the current rate. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the Credit Agreement. At each of April 30, 2016 and July 31, 2015, the borrowings under the Credit Agreement related to the Clinical Labs and Life Sciences receivables aggregated $2.0 million and $3.0 million, respectively.

The Company’s obligations under the Credit Agreement are secured by primarily all the unencumbered U.S. assets of the Company, excluding buildings and intellectual property which the Lender has a negative pledge, and the capital stock of subsidiaries. The Credit Agreement includes customary affirmative and negative covenants and events of default and requires maximum levels of cash usage and minimum levels of liquidity, as defined, and provides for increased liquidity levels if operating results are not achieved. Negative covenants include among others, limitations on additional debt, liens, loans or investments, distributions, asset sales and affiliate transactions. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material change in business, breach of representations, bankruptcy and insolvency, material judgments and changes in control. In July 31, 2013, the lender modified various financial covenants relating to fiscal 2014. As of April 30, 2016, the Company is in compliance with the financial covenants.

The Credit Agreement includes customary affirmative and negative covenants and events of default. The terms of the debt covenants include:

The minimum balance the Company must borrow at any time is $2.0 million. At April 30 2016, the loan balance was approximately $2.0 million, with an additional availability of $4.8 million.

The Company must maintain a Minimum Liquidity, as defined in the Credit Agreement, of not less than $3.0 million. At April 30, 2016, the Company’s Minimum Liquidity was $10.9 million.

The quarterly Cash Burn, as defined in the Credit Agreement, must be greater than zero. During the nine months ended April 30, 2016, the Cash Burn was positive in the amount of $1.0 million.

As of October 31, 2015, the Credit Agreement was amended to redefine Cash Burn and add a definition for Liquidity (the “amendment”). Under the amendment, the determination of Cash Burn during a fiscal quarter excludes capital expenditures provided that Liquidity exceeds $7 million as of the last day of the fiscal quarter. As of April 30, 2016, Liquidity as defined was $37.2 million.

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

Note 7 – Accrued Liabilities and Other Current Liabilities

Accrued liabilities consist of the following:

	April 30, 2016	July 31, 2015
Payroll, benefits, and commissions	$3,636	$3,907
Legal fee expense	1,770	4,183
Professional fees	576	678
Research and development	300	300
Other	1,774	2,229
	$8,056	$11,297

Other current liabilities consist of the following:

	April 30, 2016	July 31, 2015
Accrued legal settlement	$1,909	$406
Capital lease obligations	298	149
Installment loans	257	331
	$2,464	$886

Note 8 – Other Liabilities

Other liabilities consist of the following:

	April 30, 2016	July 31, 2015
Accrued legal settlement	$803	$1,220
Capital lease obligations, net of short term	869	210
Installment loans, net of short term	148	363
	$1,820	$1,793

As of April 30, 2016, future minimum payments under the capital leases, net of interest of $229 aggregates $1,167 including a short term debt portion of $298 included in other current liabilities. A total of $2.7 million is included in other current liabilities and in other liabilities as accrued legal settlement which is further discussed in Note 13 - Contingencies.

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

During the nine months ended April 30, 2016, the Company did not sell any shares of Common Stock under the Sales Agreement. For the nine months ended April 30, 2015, the Company sold an aggregate of 1,588,480 shares of Common Stock under the Sales Agreement at an average price of $4.34 per share and received proceeds of approximately $6.7 million, net of expenses of $207.

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

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Stock options	$143	$104	$351	$283
Restricted stock	6	9	19	36
	$149	$113	$370	$319

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
Cost of clinical laboratory services	$2	$3	$5	$9
Research and development	—	—	—	2
Selling, general and administrative	147	110	365	308
	$149	$113	$370	$319

No excess tax benefits were recognized during the three month periods ended April 30, 2016 and 2015.

Stock Option Plans

The following table summarizes stock option activity during the three month period ended April 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2015	1,358,104	$3.04
Awarded	488,473	$4.47
Exercised	(23,702)	$2.79
Cancelled or expired	(6,000)	$3.61
Outstanding at end of period	1,816,875	$3.43	1.9 years	$2,386
Exercisable at end of period	1,104,974	$2.95	1.1 years	$1,976

As of April 30, 2016, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $0.9 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is nineteen months.

The intrinsic value of in the money stock option awards that are vested at the end of the period represents the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options that vested.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s unvested restricted stock awards for the six months ended April 30, 2016 is as follows:

	Awards	Weighted Average Award Price
Outstanding at July 31, 2015	21,501	$8.84
Awarded	—	$—
Vested	(8,751)	$(2.32)
Forfeited	(1,500)	$(2.86)
Unvested at end of period	11,250	$4.21

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of April 30, 2016, there was approximately $0.1 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of approximately seventeen months.

The fair value of the awards that vested during the nine months ended April 30, 2016 and 2015 was $30 and $67, respectively.

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 820,000 shares as of April 30, 2016.

During the nine months ended April 30, 2016, the Company contributed $709 to match its employees’ 401(k) contributions by issuing 160,352 shares, representing the fair value of the shares at the date of issuance, and adjusted common stock and additional paid in capital by the same amount.

During the nine months ended April 30, 2015, the Company contributed $663 to match its employees’ 401(k) contributions by issuing 214,984 shares, representing the fair value of the shares at the date of issuance, and adjusted common stock and additional paid in capital by the same amount.

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate (provision) for the three months ended April 30, 2016 was deminimus compared to a benefit of 3.2% for the three months ended April 30, 2015. The Company’s effective tax rate (provision) for the nine months ended April 30, 2016 and 2015 was (3.1%) and deminimus, respectively. The tax provision for the periods was based on state, local and foreign taxes, net of the benefit for amortization of foreign intangibles. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company files a consolidated Federal income tax return. The Company files combined returns with California, Michigan and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns.

Note 11 – Royalty and licensing income

The Company’s Life Science segment has a license agreement with Qiagen that began in 2005, whereby the Company earns quarterly royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the nine months ended April 30, 2016 and 2015, the Company recorded royalty income under the agreement of approximately $1.1 million and $2.1 million respectively, which is included in the Life Sciences segment.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2016

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$18,162	—	—	—	$18,162
Product revenues	—	$8,001	—	—	8,001
Royalty and license fee income	—	270	—	—	270
	18,162	8,271	—	—	26,433
Operating expenses:
Cost of clinical laboratory services	11,142	—	—	—	11,142
Cost of product revenues	—	3,846	—	—	3,846
Research and development	—	674	$208	—	882
Selling, general and administrative	6,008	2,877	—	$1,984	10,869
Provision for uncollectible accounts receivable	612	(36)	—	—	576
Legal fee expense	54	11	—	1,567	1,632
Legal settlements, net	—	—	—	—	—
Total operating expenses	17,816	7,372	208	3,551	28,947

Operating income (loss)	346	899	(208)	(3,551)	(2,514)

Other income (expense):
Interest	(33)	7	—	(14)	(40)
Other	2	4	—	16	22
Foreign exchange gain	—	419	—	—	419
Income (loss) before income taxes	$315	$1,329	$(208)	$(3,549)	$(2,113)

Depreciation and amortization included above	$418	$514	$—	$28	$960

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	—	—	—	—
Selling, general and administrative	14	$9	—	$124	147
Total	$16	$9	$—	$124	$149

Capital expenditures	$331	$115	$—	$—	$446
15

Three months ended April 30, 2015

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$15,657	—	—	—	$15,657
Product revenues	—	$7,906	—	—	7,906
Royalty and license fee income	—	423	—	—	423
	15,657	8,329	—	—	23,986
Operating expenses:
Cost of clinical laboratory services	9,724	—	—	—	9,724
Cost of product revenues	—	3,779	—	—	3,779
Research and development	—	704	$105	—	809
Selling, general and administrative	4,935	3,031	—	$2,180	10,146
Provision for uncollectible accounts receivable	631	(42)	—	—	589
Legal fee expense	42	(22)	—	1,935	1,955
Legal settlement, net	—	(170)	—	—	(170)
Total operating expenses	15,332	7,280	105	4,115	26,832

Operating income (loss)	325	1,049	(105)	(4,115)	(2,846)

Other income (expense):
Interest	(23)	6	—	(41)	(58)
Other	11	2	—	13	26
Foreign exchange loss	—	(125)	—	—	(125)
Income (loss) before income taxes	$313	$932	$(105)	$(4,143)	$(3,003)

Depreciation and amortization included above	$358	$543	$—	$22	$923

Share-based compensation included in above:
Cost of clinical laboratory services	$3	—	—	—	$3
Research and development	—	$—	—	—	—
Selling, general and administrative	9	6	—	$95	110
Total	$12	$6	$—	$95	$113

Capital expenditures	$453	$58	$—	$4	$515
16

Nine months ended April 30, 2016

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$52,775	—	—	—	$52,775
Product revenues	—	$22,266	—	—	22,266
Royalty and license fee income	—	1,129	—	—	1,129
	52,775	23,395	—	—	76,170
Operating expenses:
Cost of clinical laboratory services	32,009	—	—	—	32,009
Cost of product revenues	—	10,663	—	—	10,663
Research and development	—	2,002	$608	—	2,610
Selling, general and administrative	16,943	8,709	—	$6,722	32,374
Provision for uncollectible accounts receivable	1,787	(48)	—	—	1,739
Legal fee expense	120	(6)	—	5,530	5,644
Legal settlements, net	1,500	(19,950)	—	—	(18,450)
Total operating expenses	52,359	1,370	608	12,252	66,589

Operating income (loss)	416	22,025	(608)	(12,252)	9,581

Other income (expense):
Interest	(75)	38	—	(85)	(122)
Other	5	35	—	47	87
Foreign exchange loss	—	(99)	—	—	(99)
Income (loss) before income taxes	$346	$21,999	$(608)	$(12,290)	$9,447

Depreciation and amortization included above	$1,226	$1,568	$—	$68	$2,862

Share-based compensation included in above:
Cost of clinical laboratory services	$5	—	—	—	$5
Research and development	—	—	—	—	—
Selling, general and administrative	33	$19	—	$313	365
Total	$38	$19	$—	$313	$370

Capital expenditures	$1,122	$267	$—	$—	$1,389
17

Nine months ended April 30, 2015

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$46,204	—	—	—	$46,204
Product revenues	—	$23,631	—	—	23,631
Royalty and license fee income	—	2,067	—	—	2,067
	46,204	25,698	—	—	71,902
Operating expenses:
Cost of clinical laboratory services	29,100	—	—	—	29,100
Cost of product revenues	—	11,292	—	—	11,292
Research and development	—	1,887	$547	—	2,434
Selling, general and administrative	15,090	8,886	—	$6,125	30,101
Provision for uncollectible accounts receivable	1,820	(89)	—	—	1,731
Legal fee expense	174	(74)	—	7,125	7,225
Legal settlement, net	—	(170)	—	—	(170)
Total operating expenses	46,184	21,732	547	13,250	81,713

Operating income (loss)	20	3,966	(547)	(13,250)	(9,811)

Other income (expense):
Interest	(63)	13	—	(126)	(176)
Other	18	(34)	—	44	28
Foreign exchange loss	—	(856)	—	—	(856)
Income (loss) before income taxes	$(25)	$3,089	$(547)	$(13,332)	$(10,815)

Depreciation and amortization included above	$1,072	$1,656	$2	$67	$2,797

Share-based compensation included in above:
Cost of clinical laboratory services	$9	—	—	—	$9
Research and development	—	$2	—	—	2
Selling, general and administrative	30	9	—	$269	308
Total	$39	$11	$—	$269	$319

Capital expenditures	$1,042	$122	$—	$4	$1,168
18

Note 13 – Contingencies

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., which became Life Technologies, Inc. and was acquired by Thermo Fisher Scientific, Inc. (NYSE:TMO) on February 3, 2014. The complaint alleged infringement of six patents relating to DNA sequencing systems, labeled nucleotide products, and other technology. Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. On November 12, 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid. The jury awarded $48.5 million for this infringement. On January 6, 2014, the judge awarded prejudgment interest of approximately $12.5 million and additional post-interest on the full amount will also be awarded starting November 7, 2012 until the total award is satisfied.  The final award to the Company could be reduced or be subject to possible claims from third parties. On March 16, 2015, the Court of Appeals for the Federal Circuit vacated that judgment in a decision remanding the matter to the district court for further proceedings.  On February 22, 2016, the Connecticut District Court granted Applera’s motion for summary judgment of non-infringement.  The Company appealed that decision. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

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

In 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation came to focus primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. The time period initially covered by the investigation was from 2004 through 2011. In response to the Subpoena, the Company cooperated with the government. On September 22, 2014, the Company and the U.S. Department of Justice reached a settlement agreement to resolve this matter, in substantive form as disclosed in the Company’s fiscal quarter ended April 30, 2014. During the quarter ended April, 30, 2014, the Company recorded a charge of $2.0 million in the statement of operations under legal settlements, net within the Clinical Labs segment. The settlement amount will be paid with interest over a five-year period. Under certain circumstances, the Company was required to accelerate payments and/or pay up to an additional $1.5 million based upon (i) a favorable recovery and collection related to the judgment in the Life Technologies matter discussed above, (ii) receipt of additional capital greater than $10.0 million in a fiscal year (in that case, the Company is required to pay 20% of any amount over $10.0 million plus interest, or (iii) sale of the Company. The final settlement covers the time period 2004-2014. During the three months ended January 31, 2016, the Company accrued an additional $1.5 million, due to the Company’s achievement of certain financial milestones. As of April 30, 2016, the total liability for this settlement is $2.7 million, of which $1.9 million is included in other current liabilities and $0.8 million included in other liabilities.

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

On May 16, 2016, the Company reached and finalized a settlement with Life Technologies Corporation in the amount of $35.0 million in an infringement action brought by the Company regarding its US Patents no. 6,992,180 and 7,064,197. The case was originally brought by the Company in the United States District Court for the District of Delaware. This settlement will be recorded in the fourth quarter of fiscal year 2016.

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

Results of Operations
Three months ended April 30, 2016 compared to April 30, 2015

(in 000s)

Comparative Financial Data for the Three Months Ended April 30,

	2016	2015	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$18,162	$15,657	$2,505	16%
Product revenues	8,001	7,906	95	1
Royalty and license fee income	270	423	(153)	(36)
Total revenues	26,433	23,986	2,447	10

Operating expenses:
Cost of clinical laboratory services	11,142	9,724	1,418	15
Cost of product revenues	3,846	3,779	67	2
Research and development	882	809	73	9
Selling, general, and administrative	10,869	10,146	723	7
Provision for uncollectible accounts receivable	576	589	(13)	(2)
Legal fee expense	1,632	1,955	(323)	(17)
Legal settlements, net	—	(170)	170	**
Total operating expenses	28,947	26,832	2,115	8

Operating loss	(2,514)	(2,846)	332	12

Other income (expense):
Interest	(40)	(58)	18	31
Other	22	26	(4)	(15)
Foreign exchange gain (loss)	419	(125)	544	**
Income (loss) before income taxes	$(2,113)	$(3,003)	$890	30

** not meaningful

Consolidated Results:

The “2016 period” and the “2015 period” refer to the three months ended April 30, 2016 and 2015, respectively.

Clinical laboratory services revenues for the 2016 period were $18.2 million compared to $15.7 million in the 2015 period, an increase of $2.5 million or 16%. The increase is attributed to increased molecular testing volume and higher value account acquisitions, which were offset in part by attrition and a slight decline in routine test volume.

Product revenues for the 2016 period were $8.0 million compared to $7.9 million in the 2015 period, an increase of $0.1 million or 1%. Revenues increased $0.2 million in the United States and decreased $0.1 million in European markets in the 2016 period versus the 2015 period.

Royalty and license fee income during the 2016 period was $0.3 million compared to $0.4 million in the 2015 period a decrease of $0.1 million or 36%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. Qiagen is experiencing declines in its US sales of HPV products which in turn reduced our royalty income. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2016 period was $11.1 million as compared to $9.7 million in the 2015 period, an increase of $1.4 million or 15% due to the increase in Clinical laboratory services revenue for molecular testing of 16%.

The cost of product revenues during the 2016 period was approximately $3.8 million in both the 2016 and 2015 periods. The gross profit margin was 52% in both periods.

Research and development expenses were approximately $0.9 million and $0.8 million during the 2016 and 2015 periods, respectively.

Selling, general and administrative expenses were approximately $10.9 million during the 2016 period versus $10.2 million during the 2015 period, an increase of $0.7 million or 7%. The Clinical Lab segment selling, general and administrative increased $1.1 million primarily due to increases in sales commission, payroll and related costs and billing and collection expenses in support of greater molecular testing. The Life Sciences segment selling, general and administrative decreased $0.2 million due to a decrease is compensation related expenses. Other segment selling, general and administrative decreased $0.2 million due to lower salary related expenses and professional fees.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was $0.6 million for both the 2016 and 2015 periods. As a percent of Clinical laboratory services, the provision for uncollectible accounts receivable relating to the Clinical Labs segment in the 2016 and 2015 periods was 3.4% and 4.0%, respectively. The decrease is primarily due to enhanced collection procedures for self-pay patient receivables.

Legal fee expense was $1.6 million during the 2016 period compared to $1.9 million in the 2015 period, a decrease of $0.3 million or 17% due to the timing of legal activity and fees and related costs associated with ongoing patent litigation.

Legal settlements, net were $(0.2) million in the 2015 period from a small settlement which occurred in that period.

Interest expense was $0.1 million during the 2016 and 2015 periods due to interest incurred and fees relating to the credit agreement entered into in 2013.

During the 2016 period, the foreign currency exchange gain was $0.4 million versus a loss of $0.1 million, a favorable change of $0.5 million. The Company has loans and receivables with its foreign subsidiaries which may be denominated in US dollars or a foreign currency. When re-measuring these amounts into the respective entities’ functional currency, the Company recognizes a loss if those foreign currencies, including the Swiss Franc, British pound and Euro depreciate relative to the US dollar during the period and a gain if those foreign currencies appreciate relative to the US dollar. During the 2016 period, the British pound, Swiss franc, and Euro appreciated approximately 3%, 7% and 6%, respectively versus the US dollar. During the 2015 period, the Euro and Swiss franc each depreciated 3% versus the US dollar, and the British pound appreciated 2% versus the US dollar.

Segment Results:

Clinical Labs

The Clinical Labs segment’s operating income before taxes was $0.3 million for the 2016 and 2015 periods. Revenue from laboratory services for the 2016 period were $18.2 million compared to $15.7 in the 2015 period. The increase of $2.5 million is attributed to increased molecular testing volume and higher value account acquisitions, which were offset in part by attrition and a slight decline in routine test volume. Cost of sales during the 2016 period was $11.1 million as compared to $9.7 million in the 2015 period, an increase of $1.4 million due to higher molecular testing. Clinical Lab gross profit margin was approximately 39% in the 2016 period and approximately 38% in the 2015 period. As a percentage of revenues, the provision for uncollectable accounts declined to 3.4% versus 4.0% in the 2015 period and is due to enhanced collection procedures for self-pay patient receivables.

Life Sciences

The Life Sciences segment’s operating income before taxes was $1.3 million for the 2016 period as compared to $0.9 million for the 2015 period, an improvement of $0.4 million. The 2015 period includes a $0.2 million benefit for a minor litigation settlement. Product revenues increased $0.1 million or 1% in the 2016 period. The segment’s gross profit was $4.4 million in the 2016 period, as compared $4.5 million in the 2015 period, a decrease of $0.1 million due to a decrease in royalty and license fee income. The segment’s other operating expenses, excluding legal and legal settlements, net, in the 2016 period decreased $0.1 million due to decreased selling expenses. Due to appreciation of foreign currencies versus the US dollar, including the Swiss Franc, British pound and Euro during the 2016 period, the foreign currency gain was $0.4 million compared to a loss of $0.1 million in the 2015 period, resulting in a favorable change of $0.5 million in the 2016 period.

Therapeutics

Therapeutics segment’s operating loss before income taxes was approximately $0.2 million and $0.1 million in the 2016 and 2015 periods.

Other

The Other segment’s operating loss before taxes for the 2016 period was approximately $3.5 million as compared to $4.1 million for the 2015 period, a decrease of $0.6 million due to lower legal fee and compensation related expenses.

Results of Operations
Nine months ended April 30, 2016 as compared to April 30, 2015

(in 000s)

	2016	2015	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$52,775	$46,204	$6,571	14%
Product revenues	22,266	23,631	(1,365)	(6)
Royalty and license fee income	1,129	2,067	(938)	(45)
Total revenues	76,170	71,902	4,268	6

Operating expenses:
Cost of clinical laboratory services	32,009	29,100	2,909	10
Cost of product revenues	10,663	11,292	(629)	(6)
Research and development	2,610	2,434	176	7
Selling, general, and administrative	32,374	30,101	2,273	8
Provision for uncollectible accounts receivable	1,739	1,731	8	—
Legal fee expense	5,644	7,225	(1,581)	(22)
Legal settlements, net	(18,450)	(170)	(18,280)	**
Total operating expenses	66,589	81,713	(15,124)	(9)

Operating income (loss)	9,581	(9,811)	19,392	**

Other income (expense):
Interest	(122)	(176)	54	31
Other	87	28	59	**
Foreign exchange loss	(99)	(856)	757	88
Income (loss) before income taxes	$9,447	$(10,815)	$20,262	**

** not meaningful

Consolidated Results:

The “2016 period” and the “2015 period” refer to the nine months ended April 30, 2016 and 2015, respectively.

Clinical laboratory services revenues for the 2016 period were $52.8 million compared to $46.2 million in the 2015 period, an increase of $6.6 million or 14%. The increase is attributed to increased molecular testing volume and higher value account acquisitions which were offset in part by attrition and a decline in routine test volume.

Product revenues for the 2016 period were $22.3 million compared to $23.6 million in the 2015 period, a decrease of $1.4 million or 6%. The decrease was due to declines in sales of products ($1.0 million) in both the United States and foreign markets and the negative impact of translating revenues denominated in the euro, pound sterling and Swiss franc which depreciated versus the US dollar in the 2016 period compared to the 2015 period ($0.4 million). Revenues decreased due to lower order volume and were also negatively impacted by pricing due to competition and lower research funding, especially in academia.

Royalty and license fee income during the 2016 period was $1.1 million compared to $2.0 million in the 2015 period a decrease of $0.9 million or 45%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. Qiagen is experiencing declines in its US sales of HPV products which in turn reduced our royalty income. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2016 period was $32.0 million as compared to $29.1 million in the 2015 period, an increase of $2.9 million or 10% due to the increase in Clinical laboratory services revenue for molecular testing of 14%.

The cost of product revenues during the 2016 period was $10.7 million compared to $11.3 million in the 2015 period, a decrease of $0.6 million or 6% due to lower sales. The gross profit margin was 52% in the 2016 and 2015 periods.

Research and development expenses were approximately $2.6 million and $2.4 million during the 2016 and 2015 periods, respectively.

Selling, general and administrative expenses were approximately $32.4 million during the 2016 period versus $30.1 million during the 2015 period, an increase of $2.3 million or 8%. The Clinical Lab segment selling, general and administrative increased $1.9 million primarily due to increases in sales commissions and compensation related expenses in support of greater molecular testing volume. The Life Sciences segment selling, general and administrative declined approximately $0.2 million due to declines in payroll and facilities expense. Other segment selling, general and administrative increased $0.6 million due to an increase of $1.1 million for contested proxy expenses relating to our annual stockholders’ meeting which took place in January 2016, partially offset by decreases of $0.3 million for professional fees and $0.2 million of payroll related expenses.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was approximately $1.7 million for both the 2016 and 2015 periods. As a percent of Clinical laboratory services, the provision for uncollectible accounts receivable relating to the Clinical Labs segment in the 2016 and 2015 periods was 3.4% and 3.9%, respectively. The decrease is primarily due to enhanced collection procedures for self-pay patient receivables.

Legal fee expense was $5.6 million during the 2016 period compared to $7.2 million in the 2015 period, a decrease of $1.6 million or 22% due to the timing of legal activity fees and related costs associated with ongoing patent litigation. Legal fee expense in the 2016 period includes $0.4 million for contested proxy costs relating to our annual stockholders meeting which took place in January 2016.

Legal settlements, net was $(18.5) million in the 2016 period versus $(0.2) million in the 2015 period. During the 2016 period the Company as plaintiff finalized and executed settlement agreements with Affymetrix and Agilent Technologies, Inc. relating to patent infringement claims and collected proceeds held in escrow relating to the PerkinElmer, Inc. and Molecular Probes, Inc. settlements, totaling $20.0 million. The Company also recorded an additional charge of $1.5 million relating to the settlement with the U.S. Department of Justice, due to the achievement of certain financial milestones. See Note 13 Contingencies.

Interest expense was $0.1 million during the 2016 versus $0.2 million in the 2015 periods. During the 2015 period there were some additional fees relating to the credit agreement, which was entered into in 2013.

During the 2016 and the 2015 periods, the foreign currency loss was $0.1 million and $0.9 million, respectively, a favorable change of $0.8 million. The Company has loans and receivables with its foreign subsidiaries which may be denominated in US dollars or a foreign currency. When re-measuring these amounts into the respective entities’ functional currency, the Company recognizes a loss if those foreign currencies, including the Swiss Franc, British pound and Euro depreciate relative to the US dollar during the period and a gain if those foreign currencies appreciate relative to the US dollar. During the 2016 period, the Swiss franc and Euro appreciated approximately 1%, and 4.5% respectively, versus the US dollar. The British pound depreciated 6.4%.

Segment Results:

Clinical Labs

The Clinical Labs segment’s operating income before taxes was $0.4 million for 2016 period as compared to breakeven in the 2015 period. The 2016 period includes an additional $1.5 million charge for the legal settlement with the U.S. Department of Justice, due to the achievement of certain financial milestones. Revenue from laboratory services for the 2016 period were $52.8 million compared to $46.2 million in the 2015 period. The increase of $6.6 million is attributed to increased molecular testing volume and higher value account acquisitions, which were offset in part by attrition and a decline in routine test volume. Cost of sales during the 2016 period was $32.0 million as compared to $29.1 million in the 2015 period, an increase of $2.9 million due to higher molecular testing service revenues. Clinical Lab gross profit margin was 39% in the 2016 period and 37% in the 2015 period. As a percentage of revenues, the provision for uncollectable accounts declined to 3.4% versus 3.9% in the 2015 period and is due to enhanced collection procedures for self-pay patient receivables.

Life Sciences

The Life Sciences segment’s operating income before taxes was $22.0 million for the 2016 period as compared to $3.1 million for the 2015 period, an improvement of $18.9 million. The 2016 period includes $20.0 million for patent and other litigation settlements previously described and $0.2 million in the 2015 period. Product revenues decreased $1.4 million or 6% in the 2016 period due to declines in sales of products ($1.0 million) in both the United States and foreign markets and the negative impact of translating revenues denominated in the euro, pound sterling and Swiss franc which depreciated versus the US dollar in the 2016 period compared to the 2015 period ($0.4 million). Revenues decreased due to lower order volume and were negatively impacted by pricing due to competition and lower research funding, especially in academia. The segment’s gross profit was $12.7 million in the 2016 period, as compared $14.4 million in the 2015 period, a decrease of $1.7 million primarily due to lower royalty and license fee income of $0.9 million and a gross margin decrease of $0.8 million on lower product revenues. Due to significantly smaller depreciation of foreign currencies versus the US dollar, including the Swiss Franc, British pound and Euro during the 2016 period, the foreign currency loss was $0.1 million compared to a loss of $0.9 million in the 2015 period, resulting in a favorable change of $0.8 million in the 2016 period.

Therapeutics

Therapeutics segment’s operating loss before income taxes was approximately $0.6 and $0.5 million in the 2016 and 2015 periods, respectively.

Other

The Other segment’s operating loss before taxes for the 2016 period was approximately $12.3 million as compared to $13.3 million for the 2015 period, a decrease of $1.0 million. During the 2016 period, legal fee expense associated with ongoing patent litigation declined $2.0 million, professional fees declined $0.3 million, and salary related expenses declined $0.2 million. These declines were partially offset by $1.5 million of consulting and legal fee expenses relating to contested proxy costs for our annual stockholders’ meeting which took place in January 2016.

Liquidity and Capital Resources

At April 30, 2016, the Company had cash and cash equivalents of $32.4 million of which $0.5 million was in foreign accounts, as compared to cash and cash equivalents of $18.1 million, of which $0.5 million was in foreign accounts at July 31, 2015. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $33.5 million at April 30, 2016 compared to $22.5 million at July 31, 2015. The increase in working capital of $11.0 million was primarily due to net income of $9.2 million, which includes the recognition of $18.5 million in income from Legal settlements, net from patent litigation settlement agreements, offset by net changes in operating assets and liabilities.

Net cash provided by operating activities as of April 30, 2016 was approximately $17.0 million as compared to cash used in operating activities of $8.2 million in fiscal 2015, an increase of approximately $25.2 million. The increase in the 2016 period was primarily due to the change in net income of $19.9 million, and the net change in operating assets and liabilities of $6.3 million, which includes the collection of other receivables of $6.7 million from the settlement agreement with Siemens Healthcare Diagnostics Inc. in the first quarter of fiscal 2016.

Net cash used in investing activities in fiscal 2016 was approximately $1.4 million as compared to $1.2 million in the 2015 period, an increase of $0.2 million. The increase in the 2016 period is primarily due to increased capital expenditures.

Net cash used in financing activities in fiscal 2016 was approximately $1.4 million as compared to cash provided by financing activities of $6.4 million in fiscal 2015. The decrease of $7.7 million was primarily due to proceeds from the issuance of common stock under the Controlled Equity Offering program in the 2015 period and a $1.0 million reduction in the loan payable under the Credit Agreement in the 2016 period.

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

At April 30, 2016 and July 31, 2015 borrowings under the Credit Agreement related to the Clinical Labs and Life Sciences receivables aggregated $2.0 million and $3.0 million, respectively, with an additional availability of $4.8 million as of April 30, 2016. As of October 31, 2015, the Credit Agreement was amended to add and redefine certain terms used in the Cash Burn covenant calculation, principally the elimination of capital expenditures from the calculation when Liquidity exceeds $7.0 million.

As of April 30, 2016, the Company is in compliance with the modified financial covenants. See Note 6 to the Consolidated Financial Statements herein for a further description of the Credit Agreement’s terms, the amendment and financial covenants.

The Company continued to review all operating units to further reduce annual operating expenditures in fiscal 2016. While revenues and operating results at the Clinical Labs segment improved, revenues for the Life Sciences segment declined slightly versus fiscal 2015. If revenues were to significantly decline, the segment could be required to record impairments of its intangible assets, which last occurred in fiscal 2012. The Company believes that its current cash and cash equivalents level, utilization of the Controlled Equity Offering program if necessary, as disclosed in Form 10-K Note 10 to the financial statements, which resulted in net proceeds of $6.7 million during the fiscal year ended July 31, 2015, and available borrowings under the aforementioned Revolving Loan and Security Agreement disclosed in Note 6 to the financial statements herein are sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources of funds. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of our Form 10-K for the year ended July 31, 2015, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Three months ended April 30, 2016		Three months ended April 30, 2015
Revenue category
Third-party payer	$10,250	57%	$9,172	59%
Patient self-pay	4,357	24	2,667	17
Medicare	2,421	13	2,543	16
HMO’s	1,134	6	1,275	8
Total	$18,162	100%	$15,657	100%

	Nine months ended April 30, 2016		Nine months ended April 30, 2015
Revenue category
Third-party payer	$30,049	57%	$25,937	56%
Patient self-pay	11,120	21	8,910	19
Medicare	8,174	15	7,763	17
HMO’s	3,432	7	3,594	8
Total	$52,775	100%	$46,204	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Note 13 in the Notes to Consolidated Financial Statements.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 31% and 30% of the Clinical Labs segment net revenue for the three months ended April 30, 2016 and 2015 respectively, and 30% and 27% for the nine months ended April 30, 2016 and 2015, respectively.

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

During the three months ended April 30, 2016 and 2015, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 84.6% and 85.5%, respectively, of gross billings. During the nine months ended April 30, 2016 and 2015, the contractual adjustment percentages, determined using current and historical reimbursements statistics, were 84.4% and 85.4%, respectively, the decrease is due to the increase in molecular testing performed. In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of molecular tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $3.4 million and $3.2 million for the nine months ended April 30, 2016 and 2015, respectively, and a change in the net accounts receivable of approximately $0.6 million as of April 30, 2016.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At April 30, 2016, and July 31, 2015, approximately 73% and 68%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey, and Eastern Pennsylvania medical communities.

The Life Sciences segment’s accounts receivable, of which $1.2 million or 32% and $1.1 million or 28% represents foreign receivables as of April 30, 2016 and July 31, 2015, includes royalty receivables of $0.1 million, as of April 30, 2016 and July 31, 2015, from Qiagen Corporation.

Net accounts receivable

Billing category	As of April 30, 2016		As of July 31, 2015
Clinical Labs
Third party payers	$6,882	67%	$3,595	44%
Patient self-pay	1,835	18	3,213	39
Medicare	1,205	12	1,081	13
HMO’s	334	3	305	4
Total Clinical Labs	10,256	100%	8,194	100%
Total Life Sciences	3,744		3,915
Total accounts receivable	$14,000		$12,109
29

Changes in the Company’s allowance for doubtful accounts are as follows:

	April 30, 2016	July 31, 2015

Beginning balance	$1,786	$2,142
Provision for doubtful accounts	1,739	2,284
Write-offs, net	(603)	(2,640)
Ending balance	$2,922	$1,786

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

As at April 30, 2016 and 2015, the Company recategorized to collections customers whose accounts receivable had been outstanding more than 210 days. The Company fully reserves through its contractual allowances amounts that have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

The allowance for doubtful accounts as a percentage of total accounts receivable at April 30, 2016 and July 31, 2015 was 17.3% and 12.9%, respectively. During fiscal 2015, the contractual allowance applied to the Clinical Labs segment’s patient self-pay revenues was increased based on collections trends, which has the effect of reducing the allowance for doubtful patient pay accounts receivable. We continue to improve our patient pay collection process by billing patients sooner and by giving past due accounts to collection agencies sooner.

The following table indicates the Clinical Labs aged gross receivables by payer group which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments.

As of April 30, 2016	Total	%	Third Party Payers	%	Self Pay	%	Medicare	%	HMO’s	%
1-30 days	$31,705	52	$19,340	44	$4,525	66	$4,761	71	$3,079	97
31-60 days	9,926	16	7,777	18	1,457	21	595	9	97	3
61-90 days	6,696	11	5,281	12	910	13	501	7	4	—
91-120 days	4,002	7	3,775	9	(2)	—	227	4	2	—
121-150 days	2,667	5	2,507	5	(4)	—	160	2	4	—
Greater than 150 days*	5,509	9	5,125	12	(62)	—	438	7	8	—
Totals	$60,505	100%	$43,805	100%	$6,824	100%	$6,682	100%	$3,194	100%
30

As of July 31, 2015	Total	%	Third Party Payers	%	Medicare Payers	%	Self Pay	%	HMO’s	%
1-30 days	$28,157	53	$17,527	50	$4,048	52	$2,991	47	$3,591	95
31-60 days	6,650	13	4,109	12	802	10	1,718	27	21	1
61-90 days	4,191	8	2,313	7	578	7	1,276	20	24	1
91-120 days	3,651	7	2,534	7	604	8	474	7	39	1
121-150 days	2,856	4	2,426	7	399	5	(3)	0	34	1
Greater than 150 days**	7,187	14	5,878	17	1,329	18	(40)	-1	20	1
Totals	$52,692	100%	$34,787	100%	$7,760	100%	$6,416	100%	$3,729	100%

*	Total includes $2,432 fully reserved over 210 days as of April 30, 2016.
**	Total includes $4,072 fully reserved over 210 days as of July 31, 2015.

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

31

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at April 30, 2016, our assets and liabilities would decrease by $0.5 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $0.8 million and $0.2 million, respectively, on an annual basis.

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

As of April 30, 2016, we have fixed interest rate financing on transportation and equipment leases.

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

32

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2015 filed with the Securities and Exchange Commission, other than as noted in Note 13 to the Consolidated Financial Statements as of April 30, 2016.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015.

Item 6.	Exhibits

Exhibit No.	Exhibit
10.1	Settlement and Release Agreement between the Company and Agilent Technologies, Inc.

10.2	Settlement and Release Agreement between the Company and Life Technologies Corporation

31.1	Certification of Elazar Rabbani, Ph.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Barry Weiner pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Elazar Rabbani, Ph.D. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Barry Weiner pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ENZO BIOCHEM, INC.
(Registrant)

Date: June 8, 2016	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director
33