Form 10-K
period 2016-07-31
ENZO BIOCHEM INC
filed 2016-10-13
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes ☐   No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $202,791,000 as of January 31, 2016.

The number of shares of the Company’s common stock, $.01 par value, outstanding at October 1, 2016 was 46,267,619.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 5, 2017 are incorporated by reference into Part III of this annual report.

PART I

Item 1. Business

Overview

Enzo Biochem, Inc. (the “Company” “we”, “our” or “Enzo”) is a vertically integrated growth-oriented bioscience company focusing on delivering and applying advanced technology capabilities to produce affordable reliable products and services to allow our customers to meet their clinical needs. We develop, manufacture and sell our proprietary technology solutions and platforms to clinical laboratories, specialty clinics and researchers and physicians globally. Enzo’s structure and business strategy represents the culmination of years of extensive planning and work. The Company now has the unique ability to offer low cost, high performance products and services in molecular diagnostics, which ideally positions it to capitalize on the reimbursement pressures facing diagnostic labs. Our pioneering work in genomic analysis coupled with our extensive patent estate and enabling platforms have positioned the Company to continue to play an important role in the rapidly growing molecular medicine marketplaces.

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

For example, our AMPIPROBE® technology platform can lead to the development of an entire line of nucleic acid clinical products that can allow laboratories to offer a complete menu of services at a cost that allows them to enjoy an acceptable margin. Our technology solutions provide tools to physicians, clinicians and other health care providers to improve detection, treatment and monitoring of a broad spectrum of diseases and conditions. In addition, reduced patient to physician office visits translates into lower healthcare processing costs and greater patient services.

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprising 314 issued patents worldwide, and over 146 pending patent applications, along with extensive enabling technologies and platforms.

Operating Segments

We are comprised of three interconnected operating segments which have evolved out of our core competencies involving the use of nucleic acids as informational molecules and the use of compounds for immune modulation and augmented by the previous acquisitions of a number of related companies. Information concerning sales by geographic area and business segments for the years ended July 31, 2016, 2015 and 2014 is located in Note 15 in the Notes to Consolidated Financial Statements.

Below are brief descriptions of each of our operating segments:

Enzo Clinical Labs is a clinical reference laboratory providing a wide range of clinical services to physicians, medical centers, other clinical labs and pharmaceutical companies. The Company believes having a College of American Pathologists (“CAP”) certified medical laboratory located in New York provides us the opportunity to more rapidly introduce cutting edge products and services to the clinical marketplace. Enzo Clinical Labs offers an extensive menu of molecular and other clinical laboratory tests or procedures used in patient care by physicians to establish or support a diagnosis, monitor treatment or medication, and search for an otherwise undiagnosed condition. Our laboratory is equipped with state of the art communication and connectivity solutions enabling the rapid transmission, analysis and interpretation of generated data. We operate a full service clinical laboratory in Farmingdale, New York, a network of over 30 patient service centers throughout New York and New Jersey, a free standing “STAT” or rapid response laboratory in New York City and a full service phlebotomy, in-house logistics department, and information technology department. Given our license in New York State, we are able to offer testing services to clinical laboratories and physicians in the majority of states nationwide.

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

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. Enzo Therapeutics has focused its efforts on developing treatment regimens for diseases and conditions for which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 115 patents and patent applications.

The Company’s primary sources of revenue have historically been from the clinical laboratory services provided to the healthcare community and product revenues and royalty and licensing of Life Sciences’ products utilized in life science research. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2016, 2015 and 2014 (in thousands and percentages):

Fiscal year ended July 31,	2016		2015		2014

Clinical laboratory services	$70,915	69%	$63,414	65%	$58,689	61%
Product revenues	30,337	30	31,690	32	32,850	34
Royalty and license fee income	1,521	1	2,495	3	4,408	5
Total	$102,773	100%	$97,599	100%	$95,947	100%

Markets

Clinical diagnostics

The U.S. clinical diagnostics market has been reported by industry sources to be greater than $23 billion annually and over $46 billion worldwide. It is comprised of a broad range of tests based on clinical chemistry, microbiology, immunoassays, genomics, proteomics, gene expression profiling blood banking, and cancer screening assays through histology as well as newer body fluid based approaches. Many of these tests employ traditional technologies such as cell culture technologies.

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

We believe this market will continue to grow as a result of:

•	long term commitment to research spending by academic, government and private organizations to determine the function and clinical relevance of the gene sequences and proteins that have been identified by genome research,

•	development of commercial applications based on information derived from this research; and

•	on-going advancements in tools that accelerate these research and development activities.

Therapeutics

We believe our core technologies have broad diagnostic and therapeutic applications. We have focused our efforts on discovering how best to treat pathologies associated with bone or metabolic control, and immune-mediated diseases. Although the cause of disorders such as Crohn’s disease, autoimmune uveitis and non-alcoholic steatohepatitis (NASH) remains unknown, various features suggest immune system involvement in their pathogenesis.

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

In addition to selling these highly effective and compatible platforms and their assays, we are positioning ourselves as a reference lab for independent labs nationwide primarily by offering lower cost reference services.

Our commitment to utilize our proprietary technologies to develop clinically relevant diagnostics, while helping to relieve the cost pressures that independent laboratories are bearing is core to our strategy. It underscores the progress we are achieving in our strategy of utilizing Enzo’s integrated structure to produce diagnostic products and services relevant to today’s dynamic and challenging healthcare marketplace.

By developing a broad technology base, Enzo has positioned the Company for a robust flow of products and services that will provide medically relevant, cost effective solutions easily adaptable to the workflow of the clinical laboratory, and that its ability to do so is based on several factors, including:

•	The Company’s integrated structure that enables it to internally develop and advance products seamlessly from innovation through commercialization validation via recent patent settlements of Enzo’s intellectual property strength and ownership of basic patents that provide an economic advantage.
•	In a steadily declining reimbursement environment the unique ability to deliver high performance, easily adaptable products and services that are also meaningfully cost effective for independent labs as well as Enzo’s own clinical lab.
•	Ample finances with which to execute and follow through on the Company’s integrated strategy.

Increase investment in research and development & product development

We are increasing our research and development efforts to develop new leading edge solutions in the rapidly growing molecular diagnostic market place. Current technology platforms under development include:

•	AMPIPROBE® – easily adaptable, affordable, real time DNA amplification and detection
•	FLOWSCRIPT® – enhanced flow cytometry for signal cell analysis
•	Enhanced Immunohistochemistry – moving Pathology to the next generation
•	Enhanced Immunoassays – Pushing sensitivity to expand immunoassay applications

Enzo’s proprietary platforms and the assays developed based on them can provide more sensitive diagnostic information at lower costs than many other tests currently marketed. The Company designs its products to be able to work with lower specimen volume which not only allows the laboratories to run more tests off of a single clinical specimen, but also may reduce the need for patients to submit additional samples, thus reducing unnecessary physician visits. The Company’s newly approved assays are the forerunners of a comprehensive line of diagnostic products under development by Enzo to address the critical needs of clinical laboratories that are often locked into closed-system contracts with molecular diagnostic suppliers that, with ever-declining reimbursements, reduce or even eliminate operating margins.

Continue to Commercialize New Platforms for Molecular Diagnostics via Multiple Channels

We have developed several enabling platform technologies that may have utility in the development of a new generation of molecular diagnostic products designed to meet the needs of the current clinical marketplace. Our lead platform is AMPIPROBE® which is proprietary target amplification and detection technology that has been shown to require substantially less starting material than conventional methods such as polymerase chain reaction (PCR) based products. With AMPIPROBE® it may be possible to increase the number of analytes that can be assayed for from a single clinical specimen, which in turn may reduce the need for physicians to recall patients to obtain additional clinical material for testing. In addition by increasing the number of analytes tested in a single clinical preparation, AMPIPROBE® may be able to produce diagnostic tests at a significantly lower cost than conventional assays. Moreover, the need for less starting material may also lead to diagnostic tests with improved sensitivity, thus allowing detection of certain analytes present in minute quantities that are below the limit of detection of conventional assays.

We have already introduced the first product using our FLOWSCRIPT® platform technology for the identification of gene expression in clinical samples in detection of mRNA from Human papillomavirus (HPV) oncogenes, E6 and E7. Overexpression of these HPV oncogenes promotes the growth of malignant cells leading to the development of cervical cancer. The FLOWSCRIPT® technology platform is a proprietary, flow cytometry-based, molecular detection system for the multiplex analysis of cell function and identity, and was developed by cross-functional teams at Enzo. The HPV E6/E7 assay is the first product to utilize this novel platform. Analysis is performed on a small volume of a liquid cytology specimen and can thus be easily incorporated as a reflex test measure following abnormal Pap smear results. The assay, and the platform on which it is based, allows for the simultaneous analysis of several different genes expressed in every cell in a given sample. In this manner, it is possible to produce clinically relevant data at the single cell level. Unlike other assays that study mRNA expression, FLOWSCRIPT® assays are performed by a homogenous system that eliminates washing steps that can reduce fluctuation of results. Additionally, the assay’s use of external control improves run-to-run consistency. As a result, both hands on time and the number of steps are reduced, allowing for improved economics. In data presented at a 2015 pathology conference in Italy, Enzo’s assay was shown to produce reliable and consistent results near the limit of assay detection. Furthermore, Enzo anticipates applying this platform to a multiplicity of uses such as the study of other cancers, the evaluation of an individual immune state as well as products targeted to the drug development market, among others.

The FLOWSCRIPT® platform is used to help guide providers in assessing the risk of progression to cervical cancer and whether colposcopy or follow-up screening should be the preferred course of action. This assay demonstrates Enzo’s commitment to utilize our proprietary technology and bring forward clinically relevant diagnostics that can inform patient and physician decision-making, with potential to reduce spending associated with advanced stage disease. Moreover, it is indicative of how well we are executing on our strategy of utilizing our integrated structure to produce products that are relevant to today’s evolving healthcare marketplace.

Maximize our resources by collaborating with others in research and commercialization activities

We enter into research collaborations with leading academic and other research centers to augment our core expertise on specific programs.

Our clinical trial of OPTIQUEL® is a direct result of a research collaboration. We acquired the rights and intellectual property to this candidate drug and technology intended for use in the treatment of autoimmune uveitis. Working with scientists and physicians in the United States and abroad, Enzo continued drug development to the stage of a clinical trial now in further evaluation with the National Eye Institute of the National Institutes of Health in Washington DC.

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

Expand and protect our intellectual property estate

Since our inception, we have followed a strategy of creating a broad encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During Fiscal 2016, we were issued 64 patents and expanded our patent estate in the area of nucleotides, amplification, labelling and detection, among others.

Product Development and Pipeline

Enzo is committed to delivering a robust line of products and services that will provide medically relevant, cost effective solutions that are easily adaptable to the workflow of clinical laboratories. The Company’s integrated Life Science-Clinical Lab structure continues to be instrumental in its ability to seamlessly develop and advance products from innovation and manufacturing in our life sciences group and validation and commercialization through our clinical laboratory.

The Company’s development pipeline includes an extensive line of assays for detection of numerous women’s health infectious agents as well as for the identification of other pathogens. The Company is also developing a proprietary line of products designed to aid pathologists in differentiating the characteristics of various tumors from biopsy specimens. The Company’s molecular-based products and services are targeted at a market currently estimated to be in excess of $3 billion annually.

During fiscal 2016 and most recently, we successfully gained New York State Department of Health approval of a number of key products based on Enzo’s proprietary technology platforms. On November 17, 2015, we announced approval of AMPIPROBE® HCV Assay for the quantitative detection of Hepatitis C. This assay is based on the proprietary nucleic acid amplification and detection technology platform was the first in a line of products to be developed at Enzo to address the critical needs of the molecular diagnostics market and serves as validation of Enzo’s unique business strategy and structure.

On June 7, 2016, we were granted conditional approval of AMPIPROBE® Candidiasis Assay. This multiplex assay is designed to identify the presence of five of the most common species of Candida from a single vaginal swab. Industry estimates put the number of tests performed for the identification of Candida at over 10 million per year in the US alone. It is also estimated that over 70% of women will develop a Candida infection during their reproductive lifetime. While an independent assay, it will also serve as a component of a comprehensive women’s health panel currently under development.

On September 20, 2016, we were granted conditional approval of PLAQPRO™ Lp-PLA2 Assay. This is a biochemical activity assay designed to identify lipoprotein-associated phospholipase A2, a marker associated with the potential for coronary heart disease. The PLAQPRO™ Lp- PLA2 Assay can be useful as part of a cardiac testing panel for individuals at intermediate or high risk for developing coronary heart disease. Early identification of increased risk of developing coronary heart disease offers the opportunity to adjust patient lifestyles or utilize medical interventions to reduce risk. The assay was developed using the Company’s strong expertise in assay development, antibody production, small molecule chemistry, and detection technology. This cardiac assay delivers improved consistency and is designed to work on open platform clinical analysis instruments. The open platform configuration is one of the several factors that contribute to its cost effectiveness, which is vital to today’s clinical labs that are confronted by shrinking reimbursements.

These assays are an important addition to Enzo’s expanding line of women’s health products, while also helping to solidify Enzo’s position as a leading full service women’s health lab.

Products in the Company’s development pipeline include an extensive line of assays for detection of numerous women’s health infectious agents as well as for use in the identification of pathogens for other markets. The Company also reported that it expects to roll-out a line of products designed to aid pathologists in distinguishing the characteristics of various tumors from biopsy specimens using technology developed by Enzo scientists. The Company’s molecular-based products are targeted at a market estimated to be in excess of $3 billion worth of laboratory service revenue.

Enzo is committed to delivering a robust line of products and services that will provide medically relevant, cost effective solutions that are easily adaptable to the workflow of clinical laboratories. The Company’s integrated Life Science and Clinical Lab structure continues to be instrumental in its ability to seamlessly develop and advance products from innovation and manufacturing in our life sciences group and validation and commercialization through our clinical laboratory. Our product development activity and pipeline include the following products.

Product / Test Description	Expected Availability(1)	Platform

HPV E6/E7 Detection	Available	FLOWSCRIPT® GENE EXPRESSION

HCV Viral Load	Available	AMPIPROBE® REAL-TIME AMPLIFICATION AND DETECTION

Cardiac Marker	Available	ENHANCED IMMUNOASSAY

Fertility Assay	Q1 2017	ENHANCED IMMUNOASSAY

Women’s Health Panel	Q4 2016 – Q1 2017	AMPIPROBE® REAL-TIME AMPLIFICATION AND DETECTION

HBV Viral Load	2017	AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION

HIV Viral Load	2017	AMPIPROBE® REAL-TIME AMPLIFICATION AND DETECTION

IHC Detection	Available	ENHANCED DETECTION

TH1/TH2	In development	FLOWSCRIPT® GENE EXPRESSION

Cancer AB Panel	In development	AMPIFLOW™ ENHANCED DETECTION LABEL

Cancer Marker Panel	In development	FLOWSCRIPT® GENE EXPRESSION

(1)	There can be no assurances these products can be successfully developed or within these timeframes or available on these dates.

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

We have developed AMPIPROBE® a broad technology base for the labelling, detection, amplification and formatting of nucleic acids for gene analysis which is supported by our significant proprietary position in these fields. This and other proprietary technologies become the building blocks of our Molecular Diagnostic platforms.

Amplification

In the early stages of infection, a pathogen may be present in very small amounts and consequently may be difficult to detect. Using DNA amplification, samples can be treated to cause a pathogen’s DNA to be replicated, or amplified, to detectable levels. We have developed a proprietary amplification process for multicopy production of nucleic acid, as well as proprietary techniques for amplifying the signals of our probes to further improve sensitivity. Our amplification technologies are particularly useful for the early detection of very small amounts of target DNA. We have also developed isothermal amplification procedures that can be performed at constant temperatures, unlike polymerase chain reaction (PCR) the most commonly used method of target nucleic acid amplification. These platform technologies could thus potentially lead to assays with advantages over PCR-based tests which require expensive heating and cooling systems or specialized heat-resistant enzymes. Moreover, our AMPIPROBE® Nucleic Acid Amplification Platform, because of the reduced amount of starting material needed for analysis, may lead to a next-generation of molecular-based diagnostics that can impart higher sensitivity at lower cost than currently available assays.

Flow Cytometry

We have developed and launched our first product using our proprietary FLOWSCRIPT® platform using flow cytometry to analyse messenger RNA ( mRNA) transcript expression in individual cells in a mixed cell population. By studying whether a gene or a set of genes is turned on or off, it is possible to obtain clinically relevant information at the single cell level. Our first product, the FLOWSCRIPT® HPV E6/E7 Assay, examines the levels of E6/E7 mRNA transcripts from multiple high risk types which account for over 95% of cervical cancers. We are planning to develop and introduce other products based on this platform technology in the future for applications such as immune-mediated disorders, metabolic disorders patient monitoring, and other cancers.

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

Further investigation into the design and control of this system has allowed our scientists and their collaborators to determine the structure of key regulatory proteins and to identify active sites that can then become targets for Enzo’s proprietary technology generating system. Our technology is capable of generating active compounds that range from orally delivered small molecules to peptides, oligonucleotides or antibodies. We have performed pioneering work on the structure and function of lipoprotein receptor-related protein (LRP) and its ligands, developed a screening technology to identify active compounds, and have synthesized proprietary molecules capable of producing biological effects in cell-based systems and animal models of disease. Specifically, this system allows the Company to:

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

We have developed an immunomodulation agent EGS21 as a potential therapeutic for treating immune mediated disorders. EGS 21 is a glycolipid that has been shown by our scientists and collaborators to act as an anti-inflammatory agent in animal model systems and is being evaluated as a drug candidate in the treatment of various immune mediated diseases.

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

Clinical Laboratory Services

We operate a regional clinical laboratory that offers extensive diagnostic services to the New York and New Jersey medical communities. Our clinical laboratory testing is utilized by physicians as an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing or anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues and other samples, such as human cells. Many clinical laboratory tests are considered routine and can be performed by most commercial clinical laboratories. Tests that are not routine and that require more sophisticated equipment and highly skilled personnel are considered esoteric tests and may be performed less frequently than routine tests.

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

Patient specimens are delivered to our laboratory facilities primarily by our logistics department accompanied by a test requisition form. These forms, which are completed by the ordering physician, indicate the tests to be performed and demographic patient information and in most instances are transmitted to us via EnzoDirect, our proprietary computer-based ordering and results delivery system. Once the information is entered into the laboratory computer system the tests are performed on the corresponding laboratory testing instrumentation and the results are uploaded primarily through an interface from the laboratory testing instrumentation or in some instances, manually entered into the laboratory computer system. Most routine testing is completed by early the next morning, and test results are reported to the ordering physician. These test results are either reported electronically via EnzoDirect to a physician office Electronic Medical Records (EMR) system or delivered by our logistics department directly to the ordering physicians’ offices. Physicians who request that they be called with a particular result are so notified by our customer service personnel.

For fiscal years ended July 31, 2016, 2015 and 2014, respectively, approximately 69%, 65% and 61% of the Company’s revenues were derived from the clinical laboratory. Revenues, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2016, 2015 and 2014 were approximately 16%, 19% and 22% respectively, of the clinical laboratory segment’s total revenue. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. Other than the Medicare program, revenues from UnitedHealthcare and Oxford Health Plan represented approximately 30%, 28% and 25% of the Clinical Labs segment’s net revenue for the fiscal year ended July 31, 2016, 2015 and 2014, respectively.

At July 31, 2016 and 2015, approximately 71% and 68% for each year of the Company’s net accounts receivable was derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its third party payers that insure individuals. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

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

Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies and the Federal Medicare Program, all of which have different requirements. In both New York and New Jersey, the law prohibits the Company from billing the ordering physician. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures add further complexity to the billing process. We depend on the ordering physician to provide timely, accurate billing demographic and diagnostic coding information to us. Additional factors complicating the billing process include:

•	pricing differences between our standard gross fee schedules and the reimbursement rates of the payers;

•	disputes with payers as to which party is responsible for payment; and

•	disparity in coverage and information requirements among various payers.

•	differences in medical policies established by various payers

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

The established Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.9% for five years beginning in 2010 and also includes a productivity adjustment which reduces the Consumer Price Index (“CPI”) market basket update beginning in 2011. Based on these calculations, the Medicare Fee Schedule was decreased in calendar year 2014 by 0.75%, was unchanged in calendar 2015 and 2016. Under the Patient Protection and Affordable Care Act, expansion in the pool of covered lives may expand the market for clinical diagnostic testing while at the same time various policies aimed at reducing cost or bundling care may reduce the rates paid for such services, the net impact of these factors on the market for our tests is not clear. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning in 2018, Medicare payments for clinical laboratory services will be paid based upon private payer rates as reported by clinical laboratories across the US replacing the current system which is based upon fee schedules derived from historical charges for tests from approximately 30 years ago. The final regulation to implement Medicare laboratory payment reform was released on June 17, 2016 by CMS. Since Enzo’s clinical lab receives more than 50% of its total Medicare revenue from the Part B Clinical Laboratory Fee Schedule and the Physician Fee Schedule and receives more than $12,500 in Medicare revenues per year, we are considered an “applicable laboratory”, and as such, must report private payor fee reimbursements for the period January 1, 2016 to June 30, 2016 to CMS by March 31, 2017. This data will be aggregated and utilized as the basis for the 2018 fee schedules that will be finalized in November 2017. At this time, the impact of the new payment system on rates for tests we perform or our customers’ tests that may use our products is not clear at this time.

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

Also, HIPAA requires certain health care providers such as Enzo Clinical Labs and its physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions. Commencing July 1, 2012, CMS required that electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard called Version 5010. CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission. The new diagnostic code sets are called the ICD-10. They were originally to be implemented on October 1, 2013 (and CMS delayed the implementation date until October 1, 2014), but as part of the Protecting Access to Medicare Act of 2014, enacted on April 1, 2014, Congress prohibited the Secretary of Health and Human Services from implementing ICD-10 any earlier than October 1, 2015. CMS published a final rule on August 4, 2014 adopting the October 1, 2015 compliance date and requiring the use of ICD-9 code sets through September 30, 2015 The Company successfully transitioned to ICD-10 on October1, 2015, with no disruption in business, and has not experienced increased accounts receivable as a result of timing of billing and payments related to the implementation.

Life Sciences

Enzo Life Sciences is a manufacturer of labeling and detection technologies from DNA to whole cell analysis. Enzo’s products are backed by innovative technology platforms and a deep patent portfolio. With 40 years’ experience, Enzo Life Sciences continues to provide integrated solutions for Life Sciences, Clinical Research, and Drug Development. Enzo Life Sciences offers a broad range of high-quality products to advance research including proteins, antibodies, peptides, small molecules, labeling probes, dyes, and kits. Enzo Life Sciences operates in a highly competitive and price-sensitive marketplace and is repositioning itself by narrowing its product mix to concentrate on improved profitability, while also adding staff who are more experienced in operations. We have become a specialized assay supplier as part of our integrated strategic plan to deliver highly efficient, cost effective diagnostics and assays for our own use and sale to independent labs. With direct sales operations in US, Switzerland, Germany, UK, France, and Benelux, Enzo Life Sciences also supports its over 9,000 products through a global network of dedicated distributors.

With a passion for genomics, Enzo was the first to develop non-radioactive labeling of nucleic acids. This technique was instrumental in the development of today’s genomic analysis market. Our pioneering research in genetic modification medicine was the first to recognize that nucleic acids could be used as therapeutics. Our innovations in the detection of nucleic acids in solutions and solid matrices led to the development of technology platforms such as hybrid capture, as well as fluorescent and chromogenic in situ hybridization. Enzo remains at the forefront of target amplification technologies critical in the detection of infectious agents, cancer markers, and genotyping. Our work in the genomic space has resulted in technologies in gene expression and immune system regulation, which opened the door for the well-known molecular diagnostics assays used today.

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

Enzo Life Sciences maintains acquired brands including Alexis, Biomol International, Assay Designs, and Stressgen. Enzo strategically uses these brands to complete our product portfolio, allowing us to offer complete solutions to researchers in all fields. These brands are complementary to our core expertise in genomics and molecular biology. The Company intends to maintain the rights to the acquired brands which have long product history. The Company believes the emphasis on the Enzo Life Sciences brand will result in stronger and clearer brand awareness and allow the Company to execute the sale of higher value products and promote more products into the drug development, clinical research and diagnostic markets.

Axxora.com -“The Reagents Marketplace”, Thousands of Reagents, One Marketplace Axxora.com is a proven distribution platform for original manufacturers of innovative research reagents. An increasing number of researchers use our unique marketplace to connect with over 40 specialty manufacturers and gain access to over 40,000 products.

Research and Development

Our principal research and development efforts are directed toward developing innovative new clinical research and diagnostic platforms, and selective expansion of our research product lines, given our manufacturing and distribution capability. We have developed our core research expertise in the life science field as a result of over 30 years of dedicated focus in this area. We conduct our research and other product development efforts through internal research and collaborative relationships.

In the fiscal years ended July 31, 2016, 2015 and 2014, the Company incurred costs of approximately $3.5 million, $3.4 million and, $3.1 million, respectively, for research and development activities. During fiscal 2016, the Company’s research and development program was refocused to areas that had greater opportunity to maximize revenues.

Internal Research Programs

Our professional staff, including 35 with post graduate degrees, performs our internal research and development activities. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

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

For Enzo Clinical Labs, we focus our sales efforts on obtaining and retaining profitable accounts. We market the clinical laboratory services to a broad range of ordering physicians in the metro New York and New Jersey region through our direct sales force who are supported by customer service and patient service representatives. We monitor and where appropriate, change the service levels and terminate ordering physician accounts that are not profitable. We are focusing our efforts to attract and retain clients who participate with the providers with whom we have regional contracts and are consistently looking to add higher value molecular and esoteric testing, both internally developed and with partners, to our menu to assist sales in new account penetration as well as to improve our level of service to existing clients.

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

At the end of fiscal 2016 we owned or licensed 314 patents relating to products, methods and procedures resulting from our internal or sponsored research projects. There can be no assurance that patents will be issued on pending applications or that any issued patents will not be challenged (see Item 3, Legal Proceedings), or that they will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology. We also rely on our trade secrets and continuing technological innovation. We require each of our employees to sign a confidentiality agreement that prohibits the employee from disclosing any confidential information about us, including our technology or trade secrets.

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

Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of on-going governmental activity. Clinical laboratories must bill Medicare directly for the services provided to Medicare beneficiaries and may only collect the amounts permitted under the Medicare Clinical Laboratory Fee Schedule. Under the Patient Protection and Affordable Act, expansion in the pool of covered lives may expand the market for clinical diagnosis testing while at the same time, various policies aimed at reducing costs or bundling care may reduce the rates paid for such services; the net impact of these factors on the market for our tests is not clear . In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning in 2018, Medicare payments for clinical laboratory services will be paid based upon private payer rates as reported by clinical laboratories across the US replacing the current system which is based upon fee schedules derived from historical charges for tests from approximately 30 years ago. The final regulation to implement Medicare laboratory payment reform was released on June 17, 2016 by CMS. Since Enzo’s clinical lab receives more than 50% of its total Medicare revenue from the Part B Clinical Laboratory Fee Schedule and the Physician Fee Schedule and receives more than $12,500 in Medicare revenues per year, we are considered an “applicable laboratory”, and as such, must report private payor fee reimbursements for the period January 1, 2016 to June 30, 2016 to CMS by March 31, 2017. This data will be aggregated and utilized as the basis for the 2018 fee schedules that will be finalized in November 2017. At this time, the impact of the new payment system on rates for tests we perform or our customers’ tests that may use our products is not clear at this time.

Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on our business. We cannot predict, however, whether and what type of legislation will be enacted into law. In addition, reimbursement disapprovals by the third party payers, commercial insurers and health maintenance organizations, reductions or delays in the establishment of reimbursement rates, carrier limitations on the insurance coverage of the Company’s services or the use of the Company as a service provider could have a negative effect on the Company’s future revenues. During calendar year 2013 the Medicare reimbursement rates were reduced by an additional 2% in connection with the government’s sequestration cuts. During fiscal 2016 reimbursement rates have remained constant with 2015 levels.

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

In addition, laboratories may not bill federal health care programs, or any other payor, for services furnished pursuant to a prohibited referral. Violation of the Stark law may result not only in denial of payment for the underlying testing services, but also the imposition of civil monetary penalties and, potentially, False Claims Act liability. New York State has adopted laws that are similar to the Federal Stark law, which contain similar prohibitions and penalties and apply regardless of payer.

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

Although clinical investigations of most devices are subject to the investigational device exemption (“IDE”) requirements, clinical investigations of certain in vitro diagnostic (“IVDs”) tests are exempt from the IDE requirement provided the testing is non-invasive, does not require an invasive sampling procedure that presents a significant risk, does not introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure.

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

Manufacturing and Research Facilities

Our integrated laboratory and scientific efforts for our three segments take place primarily at our two adjacent facilities in Farmingdale, New York. A major part of one facility is utilized by Life Science as its global headquarters, and also for research and manufacturing with special handling capabilities and clean rooms suitable for our operations. The Life Sciences segment has centered its US logistics, reagent and kit manufacturing at its facility in Ann Arbor, Michigan, and has European logistics operations in Lausen, Switzerland. We also contract with qualified third-party contractors to manufacture our products in cases where we deem it appropriate, for example, when it is not cost-effective to produce a product ourselves or where we seek to leverage the expertise of another manufacturer in a certain area.

Employees

As of July 31, 2016, we employed 446 full-time and 43 part-time employees. Of the full-time employees, 108 were engaged in research, development, manufacturing, and marketing of research products, 272 in performing testing, marketing and billing our clinical laboratories services and 66 in finance, information technology, administrative and executive functions. Our scientific staff, including 35 individuals with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that we have established good relationships with our employees.

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

Our strategy envisions, if an opportunistic target is identified, future growth from acquiring and integrating similar operations and/or product or services lines. There can be no assurance that we will be able to identify suitable acquisition candidates and, once identified, to negotiate successfully their acquisition at a price or on terms and conditions favorable to us, or to integrate the operations of such acquired businesses with the existing operations. In addition, we compete for acquisition candidates with other entities, some of which have greater financial resources than ours. Failure to implement successfully our acquisition strategy would limit our potential growth.

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

Ethical, social and legal concerns about gene medicine, genetic testing and genetic research could result in additional regulations restricting or prohibiting the technologies we or our collaborators may use. Recently, gene medicine studies have come under increasing scrutiny, which has delayed on-going and could delay future clinical trials and regulatory approvals. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products.

Financial Risks

With the exception of 2016, we have experienced significant losses in our previous five fiscal years and quarter to quarter over such periods and our losses have resulted in the use of cash in operations. If such losses and cash uses continue, the value of your investment could decline significantly.

Although for fiscal year 2016, we reported net income of $45.3 million, we incurred net losses of $2.3 million, and $10.0 million for the fiscal years ended July 31, 2015 and 2014, respectively. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses and use cash in operations which could have an adverse effect on our business and adversely affect your investment in our Company.

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

As of July 31, 2016 and 2015, goodwill and intangible assets represented approximately 11% and 20%, respectively, of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. The Company has no intangible assets with indefinite lives.

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

Since each payer makes its own decision as to whether to establish a policy or enter into a contract to cover our tests, as well as the amount it will reimburse for a test, seeking these approvals is a time-consuming and costly process. In addition, the determination by a payer to cover and the amount it will reimburse for our tests will likely be made on an indication by indication basis. To date, we have obtained policy-level reimbursement approval or contractual reimbursement for some indications for our test from a small number of commercial third-party payers, and have not obtained coverage from Medicare or any state Medicaid program. Further, we believe that establishing adequate reimbursement from Medicare is an important factor in gaining adoption from healthcare providers. Our claims for reimbursement from commercial payers may be denied upon submission, and we must appeal the claims. The appeals process is time consuming and expensive, and may not result in payment. In cases where there is not a contracted rate for reimbursement, there is typically a greater co-insurance or co-payment requirement from the patient which may result in further delay or decreased likelihood of collection.

We expect to continue to focus substantial resources on increasing adoption of, and coverage and reimbursement for, our current tests and any future tests we may develop. We believe it may take several years to achieve coverage and adequate contracted reimbursement with a majority of third-party payers. However, we cannot predict whether, under what circumstances, or at what payment levels payers will reimburse for our tests. If we fail to establish and maintain broad adoption of, and coverage and reimbursement for, our tests, our ability to generate revenue could be harmed and our future prospects and our business could suffer.

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

Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of on-going governmental activity. Clinical laboratories must bill Medicare directly for the services provided to Medicare beneficiaries and may only collect the amounts permitted under this fee schedule. Reimbursement to clinical laboratories under the Medicare Fee Schedule has been steadily declining since its inception. Because a significant portion of our costs is fixed, these Medicare reimbursement reductions and changes have a direct adverse effect on our net earnings and cash flows.

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

Compliance with all of the HIPAA regulations, including standard transactions, requires on-going resources from all healthcare organizations, not just clinical laboratories. While we believe our total costs to comply with HIPAA will not be material to our operations or cash flows, new standard transactions and additional customer requirements resulting from different interpretations of the current regulations could impose additional costs on us.

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

As a provider of clinical laboratory testing services, we are subject to extensive and frequently changing federal, state and local laws and regulations governing various aspects of our business. For example, we are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. These healthcare laws and regulations include, for example:

▪	the federal Anti-Kickback Law, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, including third-party laboratories, by prohibiting, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase, lease order or recommendation of, any good, facility, item or services for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs;

▪	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices;

▪	the federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information, and also established federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services, and which imposed certain requirements relating to privacy, security, and transmission of individually identifiable health information;

▪	the federal physician self-referral law, commonly known as the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician (or a member of the physician’s family) has a financial relationship with the entity, and which also prohibits the submission of any claims for reimbursement for designated health services furnished pursuant to a prohibited referral;

▪	the federal Physician Payment Sunshine Act, and its implementing regulations, which requires manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

▪	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

▪	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects.
33

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

We operate internationally primarily through wholly-owned subsidiaries located in North America and Europe. Revenues outside the United States were approximately 9% of total revenues in fiscal 2016. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including

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

As of July 31, 2016 and 2015, we had $1.6 million and $3.0 million, respectively, in borrowings under our Revolving Loan and Security Agreement (“credit agreement”), which expires December 7, 2016. In addition, we may incur additional indebtedness in the future. Accordingly, we are exposed to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. The existing credit agreement contains restrictive covenant restrictions that limit our ability to conduct our business, including restrictions on our ability to incur additional indebtedness. Our ability to maintain our compliance with these covenants is dependent on our financial performance, which is influenced by a number of factors. Violation of any of these covenants would result in an event of default under the credit agreement. Upon the occurrence of an event of default that is not cured or waived, the lender would have the ability to accelerate the repayment of all amounts then outstanding under the credit agreement. In the event of a default, and during the continuance of an event of default under the credit agreement, we would no longer have the right to borrow additional funds under the credit agreement. Under these circumstances, we may not be able to pay our debt or borrow sufficient funds to refinance it on terms that are acceptable to us or at all.

Our credit agreement requires the payment of interest based on 3 month LIBOR plus a fixed rate. Fluctuations in this variable interest rate could negatively impact our financial results.

In addition, there can be no assurance that we can extend or negotiate an update to the Revolving Loan under favorable condition and satisfactory terms upon expiration in December 2016.

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

Note 1 - On October 9, 2015, this lease was amended and extended through March 31, 2027.

Note 2 - In February 2010, the lease, which includes 4,100 square feet under a sublease rental agreement through December 31, 2017, was extended through May 2020.

Note 3 - In July 2016, the lease was automatically extended through December 2018.

Note 4 - In March 2009 the lease was amended and extended through May 2021.

We believe the current facilities are suitable and adequate for the Company’s current operating needs for its clinical laboratories, life science and therapeutics segments and that the production capacity in various locations is sufficient to manage product requirements.

Item 3. Legal Proceedings

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., which became Life Technologies, Inc. and was acquired by Thermo Fisher Scientific, Inc. (NYSE:TMO) on February 3, 2014. The complaint alleged infringement of six patents relating to DNA sequencing systems, labeled nucleotide products, and other technology. Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. On November 12, 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid. The jury awarded $48.5 million for this infringement. On January 6, 2014, the judge awarded prejudgment interest of approximately $12.5 million and additional post-interest on the full amount was also be awarded starting November 7, 2012 until the total award is satisfied. The final award to the Company could have been reduced or subject to possible claims from third parties. On March 16, 2015, the Court of Appeals for the Federal Circuit vacated that judgment in a decision remanding the matter to the district court for further proceedings. On February 22, 2016, the Connecticut District Court granted Applera’s motion for summary judgment of non-infringement. The Company appealed that decision. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

As of August 1, 2014 the Company was engaged in litigation in the United States District Court for the Southern District of New York against Roche Diagnostic GmbH and its related company Roche Molecular Systems, Inc. (“Roche”), as declaratory judgment defendant. This case was commenced in May 2004. Roche seeks a declaratory judgment of non-breach of contract and patent invalidity against the Company. Roche has also asserted tort claims against the Company. The Company has asserted breach of contract and patent infringement causes of action against Roche. There has been extensive discovery in the case. In 2011, Roche moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, the motion was granted in part and denied in part. In December 2012, Roche moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. On December 6, 2013, the Court granted in part and denied in part Roche’s summary judgment motion. On October 22, 2014, the Court ordered that damages discovery concerning the Company’s remaining contract and patent claims and Roche’s claims should be completed by January 30, 2015, and expert discovery should be completed following the Court’s not-yet-issued claim construction ruling concerning the Company’s patent infringement claim against Roche. Roche dropped its tort claims during damages discovery. On April 28, 2015, the Court heard oral argument on claim construction issues. On May 8, 2015, Roche and the Company jointly moved the Court to extend the schedule for damages discovery until May 29, 2015, and the Court granted that motion. The parties are waiting for the Court’s ruling on claim construction. The Company and Enzo Life Sciences intend to vigorously press their remaining claims and contest the claims against them.

In 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation came to focus primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. The time period initially covered by the investigation was from 2004 through 2011. In response to the Subpoena, the Company cooperated with the government. On September 22, 2014, the Company and the U.S. Department of Justice reached a settlement agreement to resolve this matter, in substantive form as disclosed in the Company’s fiscal quarter ended April 30, 2014. During the quarter ended April, 30, 2014, the Company recorded a charge of $2.0 million in the statement of operations under legal settlements, net within the Clinical Labs segment. The settlement amount will be paid with interest over a five-year period. The final settlement covers the time period 2004-2014. During the three months ended January 31, 2016, the Company accrued an additional $1.5 million, due to the Company’s achievement of certain financial milestones. As of July 31, 2016, the total liability for this settlement is $1.2 million, of which $0.4 million is included in other current liabilities and $0.8 million included in other liabilities.

On June 20, 2014, the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (formerly known as PerkinElmer Life Sciences, Inc.) (together, “PerkinElmer”), with respect to an action between the Company and PerkinElmer before the U.S. District Court, Southern District of New York, Case No 03-CV-3817. PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former attorney’s charging lien for fees allegedly owed for past services rendered to the Company. On December 3, 2015, the Company entered into a Settlement Agreement with the former attorney pursuant to which the Company and the former attorney resolved their respective claims against each other. As of July 31, 2016, the Company received a total of approximately $7.0 million from the escrow referred to above in accordance with the terms of the Settlement Agreement. This settlement is included in the statement of operations under Legal settlements, net within the Life Science segment.

On July 2, 2015, the Company as Plaintiff executed a settlement agreement with Luminex Corporation with respect to an action between the Company and Abbott Laboratories and Abbott Molecular, Inc. (Defendants) and Luminex Corporation (Intervening Defendant) before the United States District Court for the District of Delaware for alleged patent infringement. Luminex paid the Company a total of $7.1 million as consideration for this agreement and the dismissal of the litigation against Luminex. The case against the Abbott defendants continues. The parties have not begun summary judgement briefing because the court has not set a briefing schedule. The court also has not set a trial date.

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

On May 16, 2016, the Company reached and finalized a settlement with Life Technologies Corporation in the amount of $24.3 million, net in an infringement action brought by the Company regarding its US Patents No. 6,992,180 and 7,064,197. On July 1, 2016, the Company reached and finalized a settlement with Illumina, Inc., in the amount of $14.5 million, net in an infringement action brought by the Company regarding US Patent No. 7,064,197. These cases were originally brought by the Company in the United States District Court for the District of Delaware. The settlements are included in the statement of operations under Legal settlements, net within the Life Science segment.

As of July 31, 2016, there are six pending cases originally brought by the Company in the United States District Court for the District of Delaware alleging patent infringements against various companies. There can be no assurance that the Company will be successful in these litigations. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

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

2016 Fiscal Year (August 1, 2015 to July 31, 2016):

	High	Low
1st Quarter	$4.01	$2.79
2nd Quarter	$4.95	$3.82
3rd Quarter	$5.07	$4.06
4th Quarter	$6.97	$4.81

2015 Fiscal Year (August 1, 2014 to July 31, 2015):

	High	Low
1st Quarter	$6.08	$4.55
2nd Quarter	$5.27	$3.13
3rd Quarter	$3.43	$2.57
4th Quarter	$3.25	$2.43

As of September 30, 2016, the Company had approximately 710 stockholders of record of its common stock.

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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL
RETURN AMONG ENZO BIOCHEM, INC.,
NYSE MARKET INDEX, MORNINGSTAR DIAGNOSTIC AND RESEARCH
INDEX AND MEDICAL LABORATORIES INDEX

ASSUMES $100 INVESTED ON AUGUST 1, 2011

ASSUMES DIVIDEND REINVESTED

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	7/31/2011	7/31/2012	7/31/2013	7/31/2014	7/31/2015	7/31/2016
Company/Market/Peer Group
Enzo Biochem, Inc.	100.00	39.06	56.77	125.00	78.13	175.00
NYSE Composite Index	100.00	100.17	125.19	144.08	149.81	152.72
Morningstar Diagnostic & Research	100.00	95.95	128.59	154.73	184.89	199.35
SIC 8071 - Medical Laboratories	100.00	100.29	112.20	115.38	127.53	142.46
Medical Laboratories + Enzo Biochem Inc.	100.00	99.86	111.81	115.49	127.17	142.74
42

Item 6. Selected Financial Data

The following table, which is derived from the audited consolidated financial statements of the Company for the fiscal years 2012 through 2016 should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	For the fiscal year ended July 31, (In thousands, except per share amounts)
Operating Results	2016	2015	2014	2013	2012
Revenues	$102,773	$97,599	$95,947	$93,707	$103,083

Impairment charges (1)	$—	—	—	—	(24,540)

Operating income (loss)	$47,003	$(1,206)	$(10,180)	$(18,890)	$(40,479)

Net income (loss) (2)	$45,286	$(2,285)	$(9,977)	$(18,237)	$(39,269)

Basic net income (loss) per common share:	$0.98	(0.05)	(0.23)	(0.46)	(1.01)

Diluted net income (loss) per common share:	$0.97	$(0.05)	$(0.23)	$(0.46)	$(1.01)

	July 31,
Financial Position (in thousands)	2016	2015	2014	2013	2012
Working capital	$70,829	$22,528	$15,771	$8,704	$21,412

Total assets (1)	$111,821	$68,394	$64,411	$58,958	$69,123

Stockholders’ equity (1)	$89,554	$42,606	$36,950	$34,132	$49,101

Notes to Selected Financial Data:

(1)	In the fourth quarter of fiscal 2012, the Company recorded an impairment charge on goodwill and indefinite lived intangible assets.

(2)	In the fiscal year 2016, the Company recorded legal settlements, net of approximately $57.3 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See in this Form 10-K for the fiscal year ended July 31, 2016 Part 1. Item 1. Business, for Forward Looking Cautionary Statements.

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

Enzo Clinical Labs is a regional clinical laboratory serving the greater New York and New Jersey medical communities. The Company believes having clinical diagnostic services allows us to capitalize first hand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive and personalized diagnostics. We offer a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, or search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of over 30 patient service centers throughout greater New York and New Jersey, a free-standing “STAT” or rapid response laboratory in New York City, and a full-service phlebotomy and an in-house logistics department. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients.

The Clinical Lab reporting unit is impacted by various risk factors, including among others, reduced reimbursements from third party payers for testing performed and from recent health care legislation. Despite the growth we have experienced, there can be no assurance future growth can be achieved. The introduction of new molecular and esoteric tests is expected to increase our revenue per test and could offset impacts from the above factors. The Company anticipates improved profitability with increased service volume. Clinical Labs experienced year over year growth in fiscal 2016 and 2015 of 12% and 8% respectively.

Enzo Life Sciences manufactures, develops and markets products and tools to life sciences, drug development and clinical research customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences, Inc. is a recognized leader in labelling and detection technologies across research and diagnostic markets. Our strong portfolio of proteins, antibodies, peptides, small molecules, labelling probes, dyes and kits provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. We are internationally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 9,000 of our own products and in addition distribute over 40,000 products made by over 40 other original manufacturers. Our strategic focus is directed to innovative high quality research reagents and kits in the primary key research areas of genomics, cellular analysis, small molecule chemistry, protein homeostasis, epigenetics, immunoassays, and assay development. The segment is an established source for a comprehensive panel of products to scientific experts in the fields of cancer, cardiovascular disease, neurological disorders, diabetes and obesity, endocrine disorders, infectious and autoimmune disease, hepatotoxicity and renal injury.

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. The Company has focused its efforts on developing treatment regimens for diseases and conditions in which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 115 patents and patent applications.

The following table summarizes the sources of revenues for the fiscal years ended July 31, 2016, 2015 and 2014 (in $000’s and percentages):

	2016		2015		2014
Clinical laboratory services	$70,915	69%	$63,414	65%	$58,689	61%
Product revenues	30,337	30	31,690	32	32,850	34
Royalty and license fee income	1,521	1	2,495	3	4,408	5
Total	$102,773	100%	$97,599	100%	$95,947	100%

Results of Operations

Fiscal year ended July 31, 2016 compared to July 31, 2015
(in 000s)

Comparative Financial Data for the Fiscal Years Ended July 31,

	2016	2015	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$70,915	$63,414	$7,501	12
Product revenues	30,337	31,690	(1,353)	(4)
Royalty and license fee income	1,521	2,495	(974)	(39)
Total revenues	102,773	97,599	5,174	5

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	42,859	39,589	3,270	8
Cost of product revenues	14,331	15,183	(852)	(6)
Research and development	3,524	3,350	174	5
Selling, general, and administrative	43,586	41,069	2,517	6
Provision for uncollectible accounts receivable	2,336	2,284	52	2
Legal fee expense	6,384	8,788	(2,404)	(27)
Legal settlements, net	(57,250)	(11,458)	(45,792)	**
Total costs, expenses and legal settlements, net	55,770	98,805	(43,035)	(44)

Operating income (loss)	47,003	(1,206)	48,209	**

Other income (expense):
Interest	(136)	(245)	109	44
Other	122	95	27	28
Foreign currency loss	(474)	(936)	462	49
Income (loss) before income taxes	$46,515	$(2,292)	$48,807	**

** not meaningful

Consolidated Results:

The “2016 period” and the “2015 period” refer to the fiscal year ended July 31, 2016 and 2015, respectively.

Clinical laboratory services revenues for the 2016 period were $70.9 million compared to $63.4 million in the 2015 period, an increase of $7.5 million or 12%. The increase is attributed to molecular testing volume and higher value account acquisitions which were offset in part by attrition and a decline in routine test volume.

Product revenues for the 2016 period were $30.3 million compared to $31.7 million in the 2015 period, a decrease of $1.4 million or 4%. The decrease was due to a decline in product sales of $0.8 million in the United States and foreign markets and the negative impact of $0.6 million from translating revenues denominated in the euro, pound sterling and Swiss franc which depreciated on average versus the US dollar during the 2016 period compared to the 2015 period. Revenues decreased due to lower order volume and were also negatively impacted by pricing due to competition and lower research funding, especially in academia.

Royalty and license fee income during the 2016 period was $1.5 million compared to $2.5 million in the 2015 period a decrease of $1.0 million or 39%. Royalties are primarily earned from the reported sales of Qiagen products subject to a license agreement. Qiagen is experiencing declines in its US sales of HPV products which in turn reduced our royalty income. There are no direct expenses relating to royalty and licensing income.

The cost of clinical laboratory services during the 2016 period was $42.9 million as compared to $39.6 million in the 2015 period, an increase of $3.3 million or 8% primarily due to the increase in clinical laboratory services revenue for molecular testing of 76%.

The cost of product revenues during the 2016 period was $14.3 million compared to $15.2 million in the 2015 period, a decrease of $0.9 million or 6% due to lower sales. The gross profit margin was 53% in the 2016 period and 52% in the 2015 period due to a favorable mix of products sold.

Research and development expenses were approximately $3.5 million and $3.3 million during the 2016 and 2015 periods, respectively, an increase of $0.2 million. The expense for the Life Sciences segment increased $0.1 million primarily due to patent procurement costs. The expense for the Therapeutics segment increased $0.1 million compared to the 2015 period due to the impact of an adjustment made in the 2015 period which decreased an obligation for clinical trial activity.

Selling, general and administrative expenses were approximately $43.6 million during the 2016 period versus $41.1 million during the 2015 period, an increase of $2.5 million or 6%. The Clinical Lab segment selling, general and administrative increased $2.2 million due to increases in sales commissions and compensation and administrative function salaries in support of greater molecular testing volume, increases in collection and bank expenses, and building and depreciation expense. The Life Sciences segment selling, general and administrative declined approximately $0.4 million due to declines in payroll and facilities expense. Other segment selling, general and administrative increased $0.7 million due to an increase of $1.1 million for contested proxy expenses relating to our annual stockholders’ meeting which took place in January 2016, partially offset by decreases of $0.3 million for professional fees and $0.1 million of payroll related expenses.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was approximately $2.3 million for both the 2016 and 2015 periods. As a percent of Clinical laboratory services, the provision for uncollectible accounts receivable relating to the Clinical Labs segment in the 2016 and 2015 periods was 3.3% and 3.8%, respectively. The decrease is primarily due to enhanced collection procedures for self-pay patient receivables.

Legal fee expense was $6.4 million during the 2016 period compared to $8.8 million in the 2015 period, a decrease of $2.4 million or 27% due to the timing of legal activity fees and related costs associated with on-going patent litigation where the Company is plaintiff. Legal fee expense in the 2016 period includes $0.4 million for contested proxy costs relating to our annual stockholders meeting which took place in January 2016.

Legal settlements, net was $57.3 million in the 2016 period versus $11.5 million in the 2015 period, an increase of $45.8 million. During the 2016 period the Company as plaintiff finalized and executed settlement agreements with Affymetrix, Inc., Agilent Technologies, Inc., Life Technologies Corporation, and Illumina Inc. relating to patent infringement claims and collected proceeds held in escrow relating to the PerkinElmer, Inc. and Molecular Probes, Inc. settlements, all totalling $58.8 million of net proceeds. The Company also recorded an additional charge of $1.5 million relating to the settlement with the U.S. Department of Justice, due to the achievement of certain financial milestones. See Note 14 Contingencies.

Interest expense was $0.1 million during the 2016 versus $0.2 million in the 2015 periods. During the 2015 period there were some additional fees relating to the credit agreement, which was entered into in 2013.

During the 2016 and the 2015 periods, the foreign currency loss was $0.5 million and $0.9 million, respectively, a favorable change of $0.4 million. The Company has loans and receivables with its foreign subsidiaries which may be denominated in US dollars or a foreign currency. When re-measuring these amounts into the respective entities’ functional currency, the Company recognizes a loss if those foreign currencies, including the Swiss Franc, British pound and Euro depreciate relative to the US dollar and a gain if those foreign currencies appreciate relative to the US dollar, year over year.

As compared to the US dollar at the end of the 2016 period versus the start of the 2016 period, the Euro appreciated approximately 2%, the Swiss franc was unchanged, and the British pound depreciated 15%. As compared to the US dollar at the end of the 2015 period versus the start of the 2015 period, these currencies had all depreciated between 6% and 18%.

Segment Results:

Clinical Labs

The Clinical Labs segment’s operating income before taxes was $1.1 million for 2016 period as compared to $0.5 million in the 2015 period. The 2016 period includes an additional $1.5 million charge for the legal settlement with the U.S. Department of Justice, due to the achievement of certain financial milestones. Revenue from laboratory services for the 2016 period were $70.9 million compared to $63.4 million in the 2015 period. The increase of $7.5 million is attributed to increased molecular testing volume and higher value account acquisitions, which were offset in part by attrition and a decline in routine test volume. Cost of sales during the 2016 period was $42.9 million as compared to $39.6 million in the 2015 period, an increase of $3.3 million due to higher molecular testing service revenues. Clinical Lab gross profit margin was 40% in the 2016 period and 38% in the 2015 period. As a percentage of revenues, the provision for uncollectable accounts declined to 3.3% versus 3.8% in the 2015 period and is due to enhanced collection procedures for self-pay patient receivables.

Life Sciences

The Life Sciences segment’s operating income before taxes was $61.4 million for the 2016 period as compared to $15.0 million for the 2015 period, an improvement of $46.4 million. The 2016 period includes $58.8 million for patent litigation settlements previously described and $11.5 million in the 2015 period. Product revenues decreased $1.4 million or 4% in the 2016 period due to declines in product sales of $0.8 million in the United States and foreign markets and the negative impact of $0.6 million from translating revenues denominated in the euro, pound sterling and Swiss franc which depreciated on average versus the US dollar during the 2016 period compared to the 2015 period. Revenues decreased due to lower order volume and were negatively impacted by pricing due to competition and lower research funding, especially in academia. The segment’s gross profit was $17.5 million in the 2016 period, as compared $19.0 million in the 2015 period, a decrease of $1.5 million primarily due to lower royalty and license fee income of $1.0 million and a gross margin decrease of $0.5 million on lower product revenues. Due to significantly smaller depreciation of foreign currencies versus the US dollar, in particular the British pound and Euro at the end of the 2016 period versus the start of the 2016 period, the foreign currency loss was $0.5 million compared to a loss of $0.9 million in the 2015 period, a favorable change of $0.4 million in the 2016 period.

Therapeutics

Therapeutics segment’s operating loss before income taxes was approximately $0.8 and $0.7 million in the 2016 and 2015 periods, respectively.

Other

The Other segment’s operating loss before taxes for the 2016 period was approximately $15.2 million as compared to $16.9 million for the 2015 period, a decrease of $1.7 million. During the 2016 period, legal fee expense associated with on-going patent litigation declined $2.8 million, professional fees declined $0.3 million, and salary related expenses declined $0.1 million. These declines were partially offset by $1.5 million of consulting and legal fee expenses relating to contested proxy costs for our annual stockholders’ meeting which took place in January 2016.

Results of Operations

Fiscal year ended July 31, 2015 compared to July 31, 2014
(in 000s)

Comparative Financial Data for the Fiscal Years Ended July 31,

	2015	2014	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$63,414	$58,689	$4,725	8
Product revenues	31,690	32,850	(1,160)	(4)
Royalty and license fee income	2,495	4,408	(1,913)	(43)
Total revenues	97,599	95,947	1,652	2

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	39,589	38,948	641	2
Cost of product revenues	15,183	15,320	(137)	(1)
Research and development	3,350	3,141	209	7
Selling, general, and administrative	41,069	41,801	(732)	(2)
Provision for uncollectible accounts receivable	2,284	3,063	(779)	(25)
Legal fee expense	8,788	6,954	1,834	26
Legal settlements, net	(11,458)	(3,100)	(8,358)	**
Total costs, expenses and legal settlements, net	98,805	106,127	(7,322)	(7)

Operating loss	(1,206)	(10,180)	(8,974)	88

Other income (expense):
Interest	(245)	(208)	37	(18)
Other	95	194	99	51
Foreign currency (loss) gain	(936)	289	1,225	**
Loss before income taxes	$(2,292)	$(9,905)	$(7,613)	(77)

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

Legal fee expense was $8.8 million during the 2015 period compared to $7.0 million in the 2014 period, an increase of $1.8 million or 26% primarily due to increased legal fees and related costs associated with on-going patent litigation.

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

The Other loss before taxes for the 2015 period was approximately $17.0 million as compared to $13.4 million for the 2014 period, an increase of $3.6 million primarily from the increase in legal fee expense and related costs associated with on-going patent litigation.

Liquidity and Capital Resources

At July 31, 2016, the Company had cash and cash equivalents of $67.8 million of which $0.5 million was in foreign accounts, as compared to cash and cash equivalents of $18.1 million, of which $0.5 million was in foreign accounts at July 31, 2015. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $70.8 million at July 31, 2016 compared to $22.5 million at July 31, 2015. The increase in working capital of $48.3 million was primarily due to the recognition of $45.3 million in net income for the fiscal year ended July 31, 2016.

Net cash provided by operating activities in fiscal 2016 was approximately $53.1 million as compared to net cash used in operating activities of $3.7 million in fiscal 2015, an increase of approximately $56.8 million. The increase in net cash provided by operating activities in the 2016 period versus the 2015 period was primarily due to an increase in net income of $47.6 million, and a net change in operating assets and liabilities of $9.3 million. Net cash used in operating activities in fiscal 2015 was approximately $3.7 million as compared to $1.7 million in fiscal 2014, an increase of approximately $2.0 million. The increase in net cash used in operating activities in the 2015 period versus the 2014 period was primarily due to a net change in operating assets and liabilities of $9.5 million, which includes the increase in other receivables of $6.7 million for the settlement agreement with Siemens Healthcare Diagnostics Inc., and a decrease in non-cash charges of $0.2 million, partially offset by the change in the net loss of $7.7 million.

Net cash used in investing activities in fiscal 2016 was approximately $1.5 million as compared to $1.8 million in the year ago period, a decrease of $0.3 million. The decrease in the 2016 period is primarily due to decreased capital expenditures. Net cash used in investing activities in fiscal 2015 was approximately $1.8 million as compared to $0.8 million in the year ago period, an increase of $1.0 million. The increase in the 2015 period is primarily due to increased capital expenditures.

Net cash used in financing activities in fiscal 2016 was approximately $1.9 million as compared to cash provided by financing activities of $6.2 million in fiscal 2015. The decrease of $8.2 million was due to the decrease in proceeds from the issuance of common stock of $6.7 million and increased net payments under the Credit Agreement of $1.5 million. Net cash provided by financing activities in fiscal 2015 was approximately $6.2 million as compared to $10.9 million in fiscal 2014. The decrease of $4.7 million was due to the decrease in proceeds from the issuance of common stock of $4.9 million partially offset by a decrease of $0.3 million in net payments under the Credit Agreement and Installment loans and capital leases.

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and MidCap Financial Services, LLC (formerly Healthcare Finance Group, LLC). The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Labs and Life Sciences segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. At July 31, 2016, 2015 and 2014, the borrowings under the Credit Agreement related to the Clinical Labs and Life Sciences receivables aggregated $1.6, $3.0 and $3.0 million, respectively, with an additional availability of $6.2 million as of July 31, 2016. As of July 31, 2013, the Company received a waiver from the Lender for non-compliance with a financial covenant and the lender modified various financial covenants relating to fiscal 2014. As of July 31, 2016 and 2015, the Company has been in compliance with the modified financial covenants. See Note 7 to the Consolidated Financial Statements for a further description of the Credit Agreement’s terms and financial covenants.

The Company continued to review all operating units to further reduce annual operating expenditures in fiscal 2016. While revenues and operating results at the Clinical Labs segment improved, revenues for the Life Sciences segment declined versus fiscal 2016. If revenues continue to decline, the segment may be required to record impairments of its intangible assets, which last occurred in fiscal 2012. The Company believes that its current cash and cash equivalents level, utilization of the Controlled Equity Offering program disclosed in Note 10 to the financial statements, which has resulted in net proceeds of $6.7 million and $11.5 million during the fiscal year ended July 31, 2015 and 2014, respectively, and none during 2016, and available borrowings under the aforementioned Revolving Loan and Security Agreement disclosed in Note 7 to the financial statements are sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources of funds. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of this Form 10-K for the year ended July 31, 2016, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement Extraordinary and Unusual Items. The ASU eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The update applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this update will not have any impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis. The amendments in the update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in the Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the effective date for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The adoption of this update will not have any impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU no. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking “expected loss” approach, to estimate credit losses on most financial assets and certain other instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 is effective for the Company’s fiscal year ending July 31, 2021, and the guidance is to be applied using the modified-retrospective approach. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

The following is a summary of future payments under the Company’s contractual obligations as of July 31, 2016:

Payments Due by Period (In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating lease obligations	$36,933	$7,256	$13,211	$6,404	$10,062
Current and long term debt obligations	3,098	2,193	905	—	—
Employment agreements	2,271	1,048	1,223	—	—
Capital lease obligations	1,312	307	557	448	—
Total	$43,614	$10,804	$15,896	$6,852	$10,062

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

The following table represents the Clinical Labs segment’s net revenues and percentages by revenue category (in thousands):

	Year ended July 31, 2016		Year ended July 31, 2015		Year ended July 31, 2014
Category	Revenue	%	Revenue	%	Revenue	%
Third-party payers	$40,211	57	$35,631	56	$29,509	50
Medicare	11,392	16	11,981	19	12,815	22
Patient self-pay	14,744	21	11,028	17	11,204	19
HMO’s	4,568	6	4,774	8	5,161	9
Total	$70,915	100%	$63,414	100%	$58,689	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Item 3. Legal Proceedings.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 30%, 28% and 25% of the Clinical Labs segment net revenue for the years ended July 31, 2016, 2015 and 2014 respectively.

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

During the years ended July 31, 2016, 2015 and 2014, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 84%, 85% and 86%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $4.5 million, $4.3 million, and $4.1 million, for the years ended July 31, 2016, 2015, and 2014, respectively, and a change in the net accounts receivable of approximately $0.6 million as of each of July 31, 2016 and $0.5 million as of July 31, 2015 and 2014.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2016 and 2015, approximately 71% and 68% respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York and New Jersey medical communities. The Life Sciences segment’s accounts receivable, of which $1.2 million or 28% and $1.1 million or 28% represents foreign receivables as of July 31, 2016 and 2015 respectively, includes royalty receivables of $0.5 million and $0.1 million, respectively, from Qiagen Corporation.

Net accounts receivable (in thousands)

	July 31, 2016		July 31, 2015
	Total Amount	%	Total Amount	%
Clinical Labs (by billing category)
Third party payers	$6,868	67	$3,595	44
Patient self-pay	1,676	16	3,213	39
Medicare	1,486	14	1,081	13
HMO’s	334	3	305	4
Total Clinical Labs	10,364	100%	8,194	100%
Total Life Sciences	4,228		3,915
Total accounts receivable – net	$14,592		$12,109

Changes in the Company’s allowance for doubtful accounts are as follows:

	July 31, 2016	July 31, 2015
Beginning balance	$1,786	$2,142
Provision for doubtful accounts	2,336	2,284
Write-offs, net	(605)	(2,640)
Ending balance	$3,517	$1,786

For the Clinical Labs segment, the allowance for doubtful accounts represents amounts that the Company does not expect to collect after the Company has exhausted its collection procedures. The Company estimates its allowance for doubtful accounts in the period the related services are billed and reduces the allowance in future accounting periods based on write-offs during those periods. It bases the estimate for the allowance on the evaluation of historical experience of accounts going to collections and the net amounts not received. Accounts going to collection include the balances, after receipt of the approved settlements from third party payers, for the insufficient diagnosis information received from the ordering physician which result in denials of payment, and our estimate of the uncollected portion of receivables from self-payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. As of July 31, 2016 and 2015, the Company recategorizes to collections customers whose accounts receivable have been outstanding more than 210 days. The Company fully reserves through its contractual allowances amounts that have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an on-going basis.

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

The allowance for doubtful accounts as a percentage of total accounts receivable at July 31, 2016 and 2015 was 19.4% and 12.9% respectively. During fiscal 2016 a higher allowance was required due to the volume increase in genetic testing.

The following table indicates the Clinical Labs aged gross receivables by payer group (in thousands), which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments.

As of July 31, 2016	Total Amount	%	Third Party Payers Amount	%	Medicare Amount	%	Self-pay Amount	%	HMO’s Amount	%
1-30 days	$29,091	49	$18,020	43	$4,945	72	$3,138	41	$2,988	98
31-60 days	9,081	15	6,176	15	625	9	2,253	29	27	1
61-90 days	6,364	11	3,947	9	402	6	1,987	26	28	1
91-120 days	4,025	7	3,339	8	354	5	325	4	7	—
121-150 days	3,546	5	3,279	7	261	4	1	—	5	—
Greater than 150 days*	7,666	13	7,427	18	292	4	(57)	—	4	—
Totals	$59,773	100%	$42,188	100%	$6,879	100%	$7,647	100%	$3,059	100%

As of July 31, 2015	Total Amount	%	Third Party Payers Amount	%	Medicare Amount	%	Self-pay Amount	%	HMO’s Amount	%
1-30 days	$28,157	53	$17,527	50	$4,048	52	$2,991	47	$3,591	95
31-60 days	6,650	13	4,109	12	802	10	1,718	27	21	1
61-90 days	4,191	8	2,313	7	578	7	1,276	20	24	1
91-120 days	3,651	7	2,534	7	604	8	474	7	39	1
121-150 days	2,856	5	2,426	7	399	5	(3)	—	34	1
Greater than 150 days**	7,187	14	5,878	17	1,329	18	(40)	(1)	20	1
Totals	$52,692	100%	$34,787	100%	$7,760	100%	$6,416	100%	$3,729	100%

* Total includes $3,115 fully reserved over 210 days as of July 31, 2016.

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

The Company tests goodwill and long-lived assets annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill and long-lived assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely that not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill and long-lived assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step quantitative impairment review process. The first step of the quantitative impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess

During fiscal years 2016, 2015 and 2014, there was no impairment of Goodwill or Long-lived Assets.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical decline of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2016, our assets and liabilities would decrease by $0.5 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $0.9 million and $0.2 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2016, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.1 million on an annual basis.

Interest Rate Risk

We are exposed to interest rate risk with our variable rate Credit Agreement which bears interest at the three month LIBOR with a floor of 1.25% plus 4% per annum. A 300 basis point change in the LIBOR rate would impact our interest expense by $0.1 million. As of July 31, 2016, we have fixed interest rate financing on transportation and equipment leases.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report. See Item 15(a) (1) and (2)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of July 31, 2016, and that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of July 31, 2016.

EisnerAmper LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enzo Biochem, Inc.

We have audited Enzo Biochem, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of July 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Enzo Biochem, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enzo Biochem, Inc. and subsidiaries as of July 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2016, and our report dated October 13, 2016 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

October 13, 2016

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2016 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2016 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2016 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2016 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 28, 2016 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements
		Consolidated Balance Sheets - July 31, 2016 and 2015
		Consolidated Statements of Operations - Years ended July 31, 2016, 2015 and 2014
		Consolidated Statements of Comprehensive Income (Loss) - Years ended July 31, 2016, 2015 and 2014 Consolidated Statements of Stockholders’ Equity - Years ended July 31, 2016, 2015 and 2014
		Consolidated Statements of Cash Flows - Years ended July 31, 2016, 2015 and 2014
		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

(3)	Exhibits
60

The following documents are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit
No.	Description
3(a)	Certificate of Incorporation (1)

3(b)	Certificate of Incorporation, as amended on March 17, 1980. (1)

3(c)	Certificate of Amendment of the Certificate of Incorporation as amended on June 16, 1981. (2)

3(d)	Certificate of Amendment to the Certificate of Incorporation as of July 22, 1988. (3)

3(e)	Amended and restated Bylaws. (4)

10(a)	1994 Stock Option Plan. (5)

10 (b)	1999 Stock Option Plan. (6)

10 (c)	2005 Equity Compensation Incentive Plan (7)

10 (d)	2011 Incentive Plan (8)

10 (e)	Lease agreement with Pari Management (9)

10 (f)	Settlement and Release Agreement between the Company and Sigma Aldrich (10)

10 (g)	Stock Purchase Agreement By and Among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the Stock holders, Option holders and Warrant holders (12)

10 (h)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties with respect to the Biomol International and affiliate acquisition (13)

10 (i)	Asset Purchase Agreement By and Among Enzo Life Sciences, Acquisition, Inc. and Assay Designs, Inc.(14)

10 (j)	Amended and Restated Employment Agreement with Elazar Rabbani (15)

10 (k)	Amended and Restated Employment Agreement with Barry Weiner (15)

10 (l)	Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co,, as sales agent (16)

10 (m)	Revolving Loan and Security Agreement among the Enzo Biochem, Inc., Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc., Axxora, LLC and Enzo Realty, LLC as borrowers, and Enzo Therapeutics, Inc. as a guarantor, and Healthcare Finance Group, LLC as Lender (17)

10 (n)	Settlement and Release Agreement between the Company and Affymetrix (18)

10 (o)	Settlement and Release Agreement between the Company and PerkinElmer (19)

10 (p)	Settlement and Release Agreement between the Company and U.S. Department of Justice (20)

10 (q)	Settlement and Release Agreement between the Company and Luminex Corporation (21)

10 (r)	Settlement and Release Agreement between the Company and Siemens Healthcare Diagnostics Inc. (22)

10 (s)	Amendment of Lease with Pari Management (23)

10 (t)	Settlement and Release Agreement between the Company and Affymetrix (24)

10 (u)*	Settlement and Release Agreement between the Company and Illumina, Inc. (25)

14 (a)	Code of Ethics (11)

21*	List of subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31 (a)*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 (b)*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS**	XBRL Instance Document

101. SCH**	XBRL Taxonomy Extension Schema Document

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
62

Notes to exhibits

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(7)	This exhibit was filed as an exhibit to the Company’s Proxy Statement of Schedule 14A filed on January 19, 2006 and is incorporated herein by reference.

(8)	This exhibit was filed as appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on November 16, 2010 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and is incorporated herein by reference.

(10)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and is incorporated here by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K May 30, 2007 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K May 8, 2008 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K March 13, 2009 and is incorporated herein by reference.

(15)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2010 and is incorporated herein by reference.

(16)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 28, 2013 and incorporated herein by reference.

(17)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2013 and incorporated herein by reference.
63

(18)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 24, 2014 and incorporated herein by reference.

(19)	This exhibit was filed with the Company’s Current Report on Form 8-K on June 23, 2014 and incorporated herein by reference.

(20)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2014 and is incorporated herein by reference.

(21)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 7, 2015 and incorporated herein by reference.

(22)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 22, 2015 and incorporated herein by reference.

(23)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2015 and is incorporated herein by reference.

(24)	This exhibit was filed with the Company’s Current Report on Form 8-K on October 13, 2015 and incorporated herein by reference.

(25)	This exhibit is being filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: October 13, 2016	By:	/s/ Elazar Rabbani Ph.D.
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani Ph.D.	October 13, 2016
Elazar Rabbani,
Chairman of Board of Directors and Secretary
(Principal Executive Officer)

By: /s/ Barry W. Weiner	October 13, 2016
Barry W. Weiner,
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

By: /s/ Bernard L. Kasten MD	October 13, 2016
Bernard Kasten, Director

By: /s/ Gregory M. Bortz	October 13, 2016
Gregory M. Bortz, Director

By: /s/ Dov Perlysky	October 13, 2016
Dov Perlysky, Director
64

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. and subsidiaries (the “Company”) as of July 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2016. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. and subsidiaries as of July 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enzo Biochem, Inc. and subsidiaries’ internal control over financial reporting as of July 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 13, 2016 expressed an unqualified opinion thereon.

In connection with our audits of the consolidated financial statements referred to above, we also audited Schedule II - Valuation and Qualifying Accounts for each of the years in the three-year period ended July 31, 2016. In our opinion, this financial schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ EisnerAmper LLP

New York, New York

October 13, 2016

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31, 2016	July 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$67,777	$18,109
Accounts receivable, net of allowance for doubtful accounts of $3,517 in 2016 and $1,786 in 2015	14,592	12,109
Other receivables	—	6,650
Inventories	6,971	7,396
Prepaid expenses	2,057	2,222

Total current assets	91,397	46,486

Property, plant, and equipment, net	8,214	7,948
Goodwill	7,452	7,452
Intangible assets, net	4,422	6,155
Other	336	353

Total assets	$111,821	$68,394

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Loan payable	$1,557	$3,013
Accounts payable - trade	9,857	8,762
Accrued liabilities	8,211	11,297
Other current liabilities	943	886

Total current liabilities	20,568	23,958

Deferred taxes	—	37
Other liabilities	1,699	1,793

Total liabilities	$22,267	$25,788

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 46,267,619 at July 31, 2016 and 46,062,065 at July 31, 2015	463	461
Additional paid-in capital	326,288	324,966
Accumulated deficit	(239,396)	(284,682)
Accumulated other comprehensive income	2,199	1,861

Total stockholders’ equity	89,554	42,606

Total liabilities and stockholders’ equity	$111,821	$68,394

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended July 31,
	2016	2015	2014
Revenues:
Clinical laboratory services	$70,915	$63,414	$58,689
Product revenues	30,337	31,690	32,850
Royalty and license fee income	1,521	2,495	4,408
Total revenues	102,773	97,599	95,947

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	42,859	39,589	38,948
Cost of product revenues	14,331	15,183	15,320
Research and development	3,524	3,350	3,141
Selling, general, and administrative	43,586	41,069	41,801
Provision for uncollectible accounts receivable	2,336	2,284	3,063
Legal fee expense	6,384	8,788	6,954
Legal settlements, net	(57,250)	(11,458)	(3,100)
Total costs, expenses and legal settlements, net	55,770	98,805	106,127

Operating income (loss)	47,003	(1,206)	(10,180)

Other income (expense):
Interest	(136)	(245)	(208)
Other	122	95	194
Foreign exchange (loss) gain	(474)	(936)	289

Income (loss) before income taxes	46,515	(2,292)	(9,905)
Benefit (provision) for income taxes	(1,229)	7	(72)

Net income (loss)	$45,286	$(2,285)	$(9,977)

Net income (loss) per common share:
Basic	$0.98	$(0.05)	$(0.23)
Diluted	$0.97	$(0.05)	$(0.23)

Weighted average common shares outstanding:
Basic	46,153	45,355	42,561
Diluted	46,602	45,355	42,561

The accompanying notes are an integral part of these consolidated financial statements

F-4

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended July 31,
	2016	2015	2014
Net income (loss)	$45,286	$(2,285)	$(9,977)
Other comprehensive income (loss):
Foreign currency translation adjustments	338	(117)	(114)
Comprehensive income (loss)	$45,624	$(2,168)	$(10,091)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended July 31, 2016, 2015, and 2014

(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at July 31, 2013	40,569,393	406	304,288	(272,420)	1,858	34,132
Net (loss) for the year ended July 31, 2014	—	—	—	(9,977)	—	(9,977)
Vesting of restricted stock	82,968	1	—	—	—	1
Share-based compensation charges	—	—	594	—	—	594
Net proceeds from Issuance of common stock (net of expenses of $357)	3,421,176	34	11,508	—	—	11,542
Issuance of options in lieu of payment of cash bonuses	—	—	136	—	—	136
Issuance of common stock for employee 401(k) plan match	165,646	2	634	—	—	636
Foreign currency translation adjustments	—	—		—	(114)	(114)
Balance at July 31, 2014	44,239,183	$443	$317,160	$(282,397)	$1,744	$36,950
Net (loss) for the year ended July 31, 2015	—	—	—	(2,285)	—	(2,285)
Vesting of restricted stock	19,418	—	—	—	—	—
Share-based compensation charges	—	—	429	—	—	429
Net proceeds from Issuance of common stock (net of expenses of $207)	1,588,480	16	6,672	—	—	6,688
Issuance of options in lieu of payment of cash bonuses	—	—	45	—	—	45
Issuance of common stock for employee 401(k) plan match	214,984	2	660	—	—	662
Foreign currency translation adjustments	—	—		—	117	117
Balance at July 31, 2015	46,062,065	$461	$324,966	$(284,682)	$1,861	$42,606
Net income for the year ended July 31, 2016	—	—	—	45,286	—	45,286
Vesting of restricted stock	11,500	—	—	—	—	—
Share-based compensation charges	—	—	525	—	—	525
Issuance of common stock for employee 401(k) plan match	160,352	2	707	—	—	709
Exercise of stock options	33,702	—	90	—	—	90
Foreign currency translation adjustments	—	—	—	—	338	338
Balance at July 31, 2016	46,267,619	$463	$326,288	$(239,396)	$2,199	$89,554

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended July 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$45,286	$(2,285)	$(9,977)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization of property, plant and equipment	2,163	2,019	2,131
Amortization of intangible assets	1,677	1,770	1,840
Provision for uncollectible accounts receivable	2,336	2,284	3,063
Deferred income tax benefit	(60)	(104)	(18)
Share-based compensation charges	525	429	594
Share-based 401(k) employer match expense	709	662	636
Foreign exchange loss (gain)	357	664	(304)

Changes in operating assets and liabilities:
Accounts receivable	(4,791)	(2,003)	(3,224)
Other receivables - settlements	6,650	(6,650)	—
Inventories	466	1,151	159
Prepaid expenses	169	(108)	336
Accounts payable - trade	1,103	394	(226)
Accrued liabilities, other current liabilities and other liabilities	(3,464)	(1,923)	3,293
Total adjustments	7,840	(1,415)	8,280

Net cash provided by (used in) operating activities	53,126	(3,700)	(1,697)

Cash flows from investing activities:
Capital expenditures	(1,530)	(1,783)	(838)
Decrease in security deposits and other	18	31	5

Net cash used in investing activities	(1,512)	(1,752)	(833)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	6,688	11,542
Proceeds from borrowings under Credit Agreement	89,880	88,632	78,814
Repayments under Credit Agreement	(91,336)	(88,632)	(79,065)
Installment loan payments	(565)	(463)	(374)
Proceeds from exercise of stock options	90	—	—

Net cash (used in) provided by financing activities	(1,931)	6,225	10,917

Effect of exchange rate changes on cash and cash equivalents	(15)	(119)	61

Increase in cash and cash equivalents	49,668	654	8,448
Cash and cash equivalents - beginning of year	18,109	17,455	9,007
Cash and cash equivalents - end of year	$67,777	$18,109	$17,455

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

Note 1 - Summary of significant accounting policies

Nature of business

Enzo Biochem, Inc. (the “Company”) is an integrated life science and biotechnology company engaged in research, development, manufacturing and marketing of diagnostic and research products based on genetic engineering, biotechnology and molecular biology. These products are designed for the diagnosis of and/or screening for infectious diseases, cancers, genetic defects and other medically pertinent diagnostic information and are distributed in the United States and internationally. The Company is conducting research and development activities in the development of therapeutic products based on the Company’s technology platform of genetic modulation and immune modulation. The Company also operates a clinical laboratory that offers and provides molecular and esoteric diagnostic medical testing services in the New York and New Jersey medical communities. The Company operates in three segments (see Note 15).

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds. At July 31, 2016 and 2015, the Company had cash and cash equivalents in foreign bank accounts of $0.5 million.

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

July 31, 2016

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

The following table summarizes the Clinical Lab segment’s net revenues and revenue percentages by revenue category:

	Years Ended July 31,
	2016		2015		2014
Revenue category	Amount	%	Amount	%	Amount	%
Third-party payers	$40,211	57	$35,631	56	$29,509	50
Patient self-pay	14,744	21	11,028	17	11,204	19
Medicare	11,392	16	11,981	19	12,815	22
HMO’s	4,568	6	4,774	8	5,161	9
Total	$70,915	100%	$63,414	100%	$58,689	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs (See Note 14).

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 30%, 28% and 25% of the Clinical Labs segment net revenue for the years ended July 31, 2016, 2015 and 2014 respectively.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

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

During the years ended July 31, 2016, 2015 and 2014, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 84%, 85% and 86%, respectively, of gross billings.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

For the Clinical Labs segment, the allowance for doubtful accounts represents amounts that the Company does not expect to collect after the Company has exhausted its collection procedures. The Company estimates its allowance for doubtful accounts in the period the related services are billed and reduces the allowance in future accounting periods based on write-offs during those periods. It bases the estimate for the allowance on the evaluation of historical experience of accounts going to collections and the net amounts not received. Accounts going to collection include the balances, after receipt of the approved settlements from third party payers, for the insufficient diagnosis information received from the ordering physician which result in denials of payment, and our estimate of the uncollected portion of receivables from self-payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. As of July 31, 2016 and 2015, the Company recategorizes to collections customers whose accounts receivable have been outstanding more than 210 days. The Company fully reserves through its contractual allowances amounts that have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an on-going basis.

As of July 31, 2016 and 2015, the Company determined an allowance for doubtful accounts for customers whose accounts receivable have been outstanding less than 210 days and either fully reserved (principally Medicare) or wrote off 100% of accounts receivable over 210 days, as it determined based on historical trends that these accounts were unlikely to be collected. Amounts fully reserved have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company adjusts the historical collection analysis for recoveries, if any, on an on-going basis.

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

The allowance for doubtful accounts as a percentage of total accounts receivable at July 31, 2016 and 2015 was 19.4% and 12.9% respectively. During fiscal 2016 a higher allowance was required due to the volume increase in genetic testing.

The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At July 31, 2016 and 2015, approximately 71% and 68%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York and New Jersey medical communities.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

The Life Sciences segment’s accounts receivable includes royalties receivable of $0.5 million and $0.1 million, as of July 31, 2016 and 2015, respectively, due from QIAGEN Gaithersburg Inc. (“Qiagen”) (see Note 12).

The following is a table of the Company’s net accounts receivable by segment.

	July 31, 2016		July 31, 2015
Net accounts receivable by segment	Amount	%	Amount	%
Clinical Labs (by billing category)
Third party payers	$6,868	67	$3,595	44
Patient self-pay	1,676	16	3,213	39
Medicare	1,486	14	1,081	13
HMO’s	334	3	305	4
Total Clinical Labs	10,364	100%	8,194	100%

Total Life Sciences	4,228		3,915
Total accounts receivable – net	$14,592		$12,109

Changes in the Company’s allowance for doubtful accounts are as follows:

	July 31, 2016	July 31, 2015
Beginning balance	$1,786	$2,142
Provision for doubtful accounts	2,336	2,284
Write-offs	(605)	(2,640)
Ending balance	$3,517	$1,786

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

The Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

Impairment testing for Goodwill and Long-Lived Assets

The Company tests goodwill annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. If the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step quantitative impairment review process. The first step of the quantitative impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying value. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess. The Company performed a qualitative assessment in 2016, 2015, and 2014 and concluded there were no goodwill impairments.

The Company reviews the recoverability of the carrying value of long-lived assets (including intangible assets with finite lives) for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. There were no long-lived asset impairments in 2016, 2015 or 2014.

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net income (loss) and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive income (loss) were not tax effected as investments in international affiliates are deemed to be permanent. Accumulated other comprehensive income is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Shipping and Handling Costs

Shipping and handling costs associated with the distribution of finished goods to customers are recorded in cost of goods sold.

Research and Development

Research and development costs are charged to expense as incurred.

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in selling, general and administrative expense, approximated $601, $556 and $440 for the years ended July 31, 2016, 2015 and 2014, respectively.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2016, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

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

Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. For fiscal 2016, approximately 449,000 weighted average stock options were included in the calculation of diluted weighted average shares outstanding. Diluted weighted average shares outstanding for fiscal 2015 and 2014 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive and as such is the same as basic weighted average shares outstanding for 2015 and 2014. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted weighted average shares outstanding for the years ended July 31, 2015, and 2014 was 403,000, and 1,016,000, respectively.

For the years ended July 31, 2016, 2015 and 2014, the effect of approximately 282,000, 977,000 and 182,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the years ended July 31:

	2016	2015	2014
Net income (loss)	$45,286	$(2,285)	$(9,977)

Weighted-average common shares outstanding - basic	46,153	45,355	42,561
Add: effect of dilutive stock options and restricted stock	449	—	—
Weighted-average common shares outstanding - diluted	46,602	45,355	42,561

Net income (loss) per share – basic	$0.98	$(0.05)	$(0.23)
Net income (loss) per share – diluted	$0.97	$(0.05)	$(0.23)

Share-Based Compensation

The Company records compensation expense associated with stock options and restricted stock based upon the fair value of stock based awards as measured at the grant date. The Company determines the award values of stock options using the Black Scholes option pricing model.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data

The expense is recorded by amortizing the fair values on a straight-line basis over the vesting period, adjusted for forfeitures.

For the years ended July 31, 2016, 2015 and 2014, share-based compensation expense relating to the fair value of stock options, restricted shares and restricted stock units was approximately $525, $429, and $594, respectively (see Note 10). No excess tax benefits were recognized for the year ended July 31, 2016, 2015 and 2014.

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statement of operations for the years ended July 31:

	2016	2015	2014
Cost of clinical laboratory services	$6	$5	$9
Research and development	—	2	1
Selling, general and administrative	519	422	584
	$525	$429	$594

As of July 31, 2016, there was $810 of total unrecognized compensation cost related to non-vested share-based payment arrangements granted under the Company’s incentive stock plans, which will be recognized over a weighted average remaining life of approximately sixteen months.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement Extraordinary and Unusual Items. The ASU eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The update applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this update will not have any impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis. The amendments in the update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in the Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the effective date for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data

after December 15, 2017. Early adoption is permitted. The adoption of this update will not have any impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU no. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 introduces a new forward-looking “expected loss” approach, to estimate credit losses on most financial assets and certain other instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 is effective for the Company’s fiscal year ending July 31, 2021, and the guidance is to be applied using the modified-retrospective approach. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

Note 2 - Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Labs segment as of July 31, 2016 and 2015 is $7,452.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2014	$28,478	$(20,370)	$8,108
Amortization expense	—	(1,770)	(1,770)
Foreign currency translation	(640)	457	(183)
July 31, 2015	$27,838	$(21,683)	$6,155
Amortization expense	—	(1,677)	(1,677)
Foreign currency translation	(188)	132	(56)
July 31, 2016	$27,650	$(23,228)	$4,422

Intangible assets, all finite-lived, consist of the following:

	July 31, 2016			July 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,905)	$122	$11,028	$(10,871)	$157
Customer relationships	12,122	(8,331)	3,791	12,243	(7,398)	4,845
Website and acquired content	1,011	(1,011)	—	1,020	(1,020)	—
Licensed technology and other	485	(437)	48	518	(441)	77
Trademarks	3,005	(2,544)	461	3,029	(1,953)	1,076
Total	$27,650	$(23,228)	$4,422	$27,838	$(21,683)	$6,155

At July 31, 2016 information with respect to the intangibles acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	4 years
Trademarks	5 years	1 years
Other intangibles	10 years	3 years

At July 31, 2016, the weighted average remaining useful life of intangible assets was approximately three years.

Estimated amortization expense related to these finite-lived intangible assets for the five succeeding fiscal years ending July 31 is as follows:

2017	$1,508
2018	1,141
2019	827
2020	512
2021	283

Amortization expense for the years ended July 31, 2016, 2015, and 2014 was $1,677, $1,770, and $1,840, respectively.

Note 3 - Supplemental disclosure for statement of cash flows

In the years ended July 31, 2016, 2015, and 2014, income taxes paid by the Company approximated $279, $115, and $44 respectively.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

In the years ended July 31, 2016, 2015, and 2014, interest paid by the Company approximated $121, $206, and $208 respectively.

During fiscal 2016, 2015 and 2014, the Company financed $95, $346 and $392, respectively, in machinery and transportation equipment under installment loans.

During fiscal 2016 and 2015, the Company entered into capital lease agreements for machinery and equipment with a cost basis of $1,280 and $155, respectively. During fiscal 2014, the Company did not enter into any capital lease agreements.

During fiscal 2015 and 2014, the Company recorded $45 and $136, respectively, in additional paid in capital and reduced accrued liabilities by the same amount for options issued in lieu of cash payment of certain incentive compensation awards. There were no such transactions recorded during fiscal 2016.

During fiscal 2016, 2015 and 2014, the Company issued shares of common stock in connection with its share-based 401(k) employer match and recorded expense in the amount of $709, $663 and $636, respectively.

Note 4 - Inventories

Inventories consisted of the following at July 31:

	2016	2015
Raw materials	$951	$1,013
Work in process	1,755	2,002
Finished products	4,265	4,381
	$6,971	$7,396

Note 5 - Property, plant, and equipment

At July 31, 2016 and 2015 property, plant, and equipment consist of:

	2016	2015
Building and building improvements	$4,915	$4,854
Machinery and equipment (includes asset under capital lease - see Note 9)	7,479	7,397
Office furniture and computer equipment	19,765	18,289
Leasehold improvements	5,172	4,958
	37,331	35,498
Accumulated depreciation and amortization	(29,829)	(28,262)
	7,502	7,236
Land and land improvements	712	712
	$8,214	$7,948

Note 6 - Income taxes

The benefit (provision) for income taxes for fiscal years ended July 31 is as follows:

	2016	2015	2014
Current (provision) benefit:
Federal	$(968)	$—	$—
State and local	(276)	(72)	(68)
Foreign	(45)	(25)	(22)
Deferred benefit	60	104	18
Benefit (provision) for income taxes	$(1,229)	$7	$(72)

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31 are as follows:

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

	2016	2015
Deferred tax assets:
Federal tax carryforward losses	$18,964	$35,411
Provision for uncollectible accounts receivable	1,406	685
State and local tax carry forward losses	2,757	2,661
Accrued royalties	146	144
Stock compensation	616	99
Depreciation	769	618
Research and development and other tax credit carryforwards	2,152	1,134
Foreign tax carryforward losses	2,046	1,476
Intangibles	2,915	2,951
Inventory	2,477	2,558
Accrued expenses	1,321	2,627
Unrealized foreign exchange	100	98
Other, net	63	18
Deferred tax assets	35,732	50,480

Deferred tax liabilities:
Deferred patent costs	—	(152)
Prepaid expenses	(820)	(676)
Other, net	—	(31)
Deferred tax liabilities	(820)	(859)

Net deferred tax assets before valuation allowance	34,912	49,621
Less: valuation allowance	(34,912)	(49,658)
Net deferred tax liabilities	$—	$(37)

Net deferred tax liabilities are included in the consolidated balance sheets as of July 31 as follows:

	2016	2015
Deferred taxes:
Current	$—	$—
Non-current	—	37
	$—	$37

The Company recorded a valuation allowance during the years ended July 31, 2016 and 2015 equal to domestic and certain foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets. For fiscal year 2016 and 2015 the change in the valuation allowance was $14.7 million and $0.2 million, respectively.

As of July 31, 2016, the Company had U.S. federal net operating loss carryforwards of approximately $55.0 million. The U.S. federal tax loss carryforwards, if not fully utilized, expire between 2030 and 2035. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. In addition, the Company has research and development tax credit carryforwards of approximately $1.0 million which expire between 2025 and 2036. As of July 31, 2016, the Company had foreign loss carryforwards of approximately $7.9 million.

The components of income (loss) before income taxes consisted of the following for the years ended July 31:

	2016	2015	2014
United States operations	$48,847	$(615)	$(8,702)
International operations	(2,332)	(1,677)	(1,203)
Income (loss) before taxes	$46,515	$(2,292)	$(9,905)
F-18

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

The (provision) benefit for income taxes was at rates different from U.S. federal statutory rates for the following reasons for the years ended July 31:

	2016	2015	2014
Federal statutory rate	(34.0)%	34.0%	34.0%
Penalties and other expenses not deductible for income tax return purposes	(1.1)	(18.6)	(6.6)
State income taxes, net of benefit of federal tax deduction	(0.4)	(0.5)	0.2
Change in valuation allowance	32.9	(15.2)	(16.5)
State tax law change	—	—	(12.3)
Other	—	0.6	0.5
	(2.6)%	0.3%	(0.7)%

U.S. federal income taxes have not been provided on approximately $101 of undistributed earnings at the Company’s foreign subsidiaries at July 31, 2016, because it is the Company’s intent to keep the earnings reinvested. As of July 31, 2016, the Company has no liabilities for uncertain tax positions. It is the Company’s policy to record interest and penalties as a component of tax expense. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions.

Note 7 - Loan Payable

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and MidCap Financial LLC. (formerly Healthcare Finance Group, LLC). The Credit Agreement, which expires in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Lab and Life Science segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. Debt issuance costs of $281 are being amortized over the life of the Credit Agreement. The balance of unamortized debt issuance cost was $28 and $111 at July 31, 2016 and 2015, respectively, and is included in prepaid expenses. If the amount of borrowings outstanding under the revolving credit facility exceeds the borrowing base then in effect, or the Lender requires a reserve, the Company will be required to repay such borrowings in an amount sufficient to eliminate such excess. Interest on advances, payable monthly, is based on the three month LIBOR rate, with a floor of 1.25% plus an applicable margin of 4.0%. The nominal interest rate for both years ended July 31, 2016 and 2015 was 5.25%. In the event of any default, the interest rate may be increased 3.0% over the current rate. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line. The effective interest rate for the credit agreement was 11.4%, 10.5% and 10.6% for the fiscal years ended July 31, 2016, 2015 and 2014, respectively. The Credit Agreement requires a minimum borrowing of $2.0 million. At July 31, 2016 and 2015, the borrowings under the Credit Agreement related to the Clinical Labs and Life Sciences receivables aggregated $1.6 and $3.0 million, respectively, with an additional availability of $6.2 million at July 31, 2016.

The Company’s obligations under the Credit Agreement are secured by primarily all the unencumbered U.S. assets of the Company, excluding buildings and intellectual property which the Lender has a negative pledge, and the capital stock of subsidiaries. The Credit Agreement includes customary affirmative and negative covenants and events of default and requires maximum levels of cash usage and minimum levels of liquidity, as defined, and provides for increased liquidity levels if operating results are not achieved. Negative covenants include among others, limitations on additional debt, liens, loans or investments, distributions, asset sales and affiliate transactions. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material change in business, breach of representations, bankruptcy and insolvency, material judgments and changes in control. As of July 31, 2016 and 2015, the Company is in compliance with the financial covenants.

The Credit Agreement includes customary affirmative and negative covenants and events of default. The terms of the debt covenants include:

o	The minimum balance the Company must borrow at any time is $2.0 million. In the event the Company’s loan balance is less than $2.0 million, it will be charged interest on $2.0 million. At July 31, 2016, the loan balance was approximately $1.6 million. Loan balance of less than $2.0 million is not a non-compliance event.
F-19

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

o	The Company must maintain a Minimum Liquidity, as defined in the Credit Agreement, of not less than $3.0 million. At July 31, 2016, the Company’s Minimum Liquidity was $11.2 million.

o	The quarterly Cash Burn, as defined in the Credit Agreement, must be greater than zero. During the three months ended July 31, 2016, the Cash Burn was positive in the amount of $1.3 million.

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

Note 8 - Accrued Liabilities, Other Current Liabilities and Other Liabilities

At July 31 accrued liabilities consist of:

	2016	2015
Payroll, benefits, severance and commissions	$3,956	$3,907
Legal	954	4,183
Professional fees	503	678
Research and development	300	300
Other	2,498	2,229
	$8,211	$11,297

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of July 31, 2016 and 2015, the Company has established a reserve of $0.3 million, which is included in accrued liabilities, for claims that have been reported but not paid and incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

Note 9 - Other liabilities

At July 31 Other liabilities consist of:

	2016	2015
Accrued legal settlement – see Note 14	$800	$1,220
Capital lease obligation	794	210
Installment loans	105	363
	$1,699	$1,793

The capital lease obligation and Installment loans are for machinery and equipment used in the Clinical Labs segment. Amortization of the assets recorded under the capital lease is included in depreciation expense. At July 31, 2016, the accumulated amortization on the capital lease was $271 and the imputed interest rate ranges from 4.3% to 9.5%.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

Future minimum lease and loan payments are as follows:

	Capital lease	Installment loans
2017	$307	$236
2018	299	97
2019	258	9
2020	250	—
2021	198	—
Total payments	1,312	342
Less: interest	(211)	(1)
Total net of interest	1,101	341
Less: current portion	(307)	(236)
Other liabilities - net	$794	$105

The weighted average interest rate on our short term borrowings during fiscal 2016 and 2015 was 8.0% and 2.7%, respectively.

Note 10 - Stockholders’ equity

Controlled Equity Offering

On March 28, 2013, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), having an aggregate offering price of up to $20.0 million (the “Shares”). The Company pays Cantor a commission of 3.0% of the aggregate gross proceeds received under the Sale Agreement. The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. The Shares were initially issued pursuant to the Company’s “shelf” Registration Statement which was declared effective on August 5, 2010 and the prospectus supplement, dated March 28, 2013, and under a “shelf” registration statement and prospectus supplement dated August 1, 2013 declared effective August 13, 2013.

On December 31, 2014, the Sales Agreement was amended in order for the Company to offer and sell, through Cantor, acting as agent, additional shares of Common Stock having an aggregate offering price of $20.0 million.  In connection with the amendment to the Sales Agreement, the Company also filed with the SEC a prospectus supplement dated December 31, 2014.

Most recently with respect to the Sales Agreement, the Company filed a “shelf” registration and prospectus supplement dated September 1, 2016 and is waiting for it to be declared effective by the Securities and Exchange Commission.

For the year ended July 31, 2016, the Company did not sell any shares of common stock under the Sales Agreement. For the year ended July 31, 2015, the Company sold an aggregate of 1,588,480 shares of common stock under the Sales Agreement at an average price of $4.34 per share and received proceeds of approximately $6.7 million, net of expenses of $207.

Common stock

In fiscal 2016, the Company issued 160,352 shares of common stock for its employees’ 401(k) matching contributions obligation. The Company recorded an expense of $709 for the match representing the fair value of the shares at the date of issuance.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

Incentive stock plans

The Company has an incentive stock option and restricted (non-vested) stock award plan (the “2005 Plan”), under which the Company could grant options and restricted stock (non-vested) awards for up to 1,000,000 common shares under the 2005 Plan. No additional awards may be granted under the 2005 Plan. On January 14, 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) which provides for the issuance of equity awards, including among others, options, restricted stock and restricted stock units for up to 3,000,000 Common Shares. The exercise price of options granted under the 2011 Plan, and consistent with other Plans, is equal to or greater than fair market value of the Common Stock on the date of grant. Unless terminated earlier by the Board of Directors, the 2011 Plan will terminate at the earliest of; (a) such time as no shares of Common Stock remain available for issuance under the 2011 Plan or (b) tenth anniversary of the effective date of the 2011 Plan. Awards outstanding upon expiration of the 2011 Plan shall remain in effect until they have been exercised, terminated, or have expired. As of July 31, 2016, there were approximately 818,000 shares available for grant under the 2011 Plan.

The Company estimates the fair value of each stock option award on the measurement date using a Black-Scholes option pricing model. The fair value of awards is amortized to expense on a straight line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, primarily time elapsed.

Options granted pursuant to the plans may be either incentive stock options or non-statutory options The 2011 Plan provides for the issuance of stock options, restricted stock and restricted stock unit awards which generally vest over a two to four year period. A summary of the activity pursuant to the Company’s stock option plans for the years ended July 31, 2016, 2015, and 2014 is as follows:

	2016		2015		2014
	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price
Outstanding at beginning of year	1,358,104	$3.04	1,155,910	$5.03	726,645	$10.39
New Grants	490,473	$4.48	383,873	$3.55	665,117	$2.77
Exercised	(33,702)	$2.81	—	$—	—	$—
Expired	(6,000)	$3.61	(181,679)	$16.84	(236,852)	$15.80
Outstanding at end of year	1,808,875	$3.43	1,358,104	$3.04	1,155,910	$5.03
Exercisable at end of year	1,094,794	$2.95	782,688	$2.88	399,262	$7.66
Weighted average fair value of options granted during year		$1.58		$1.36		$0.90

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options that vested. Total intrinsic value of options that vested and were exercisable during the fiscal years ended July 31, 2016, 2015, and 2014 was $4,399, $97 and $425, respectively. The intrinsic value of options outstanding at July 31, 2016, 2015, and 2014 was $6,451, $154 and $1,915, respectively. The intrinsic value of the options exercised in fiscal 2016 was $64.

On January 6, 2016, the Company awarded 189,873 options to the board of directors with an exercise price of $4.66 and a five-year term, which vest annually over two years. The fair value of the options granted was $1.65 per share. The assumption used to fair value these options were as follow: expected life of 3.25 years, expected volatility 48.6%, a risk free interest rate of 1.31% and no dividend yield. As of July 31, 2016 none of these options were vested.

On March 14, 2016, the Company awarded 110,000 options to senior officers with an exercise price of $4.35 and a five-year term, which vest annually over two years. The fair value of the options granted was $1.46 per share. The assumption used to fair value these options were as follow: expected life of 3.25 years, expected volatility 46.13%, a risk free interest rate of 1.19% and no dividend yield. As of July 31, 2016 none of these options were vested.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

On March 14, 2016, the Company also awarded 188,600 options to senior management and employees with an exercise price of $4.35 and a five-year term, which vest annually over three years. The fair value of the options granted was $1.57 per share. The assumption used to fair value these options were as follow: expected life of 3.5 years, expected volatility 48.14%, a risk free interest rate of 1.24% and no dividend yield. As of July 31, 2016 none of these options were vested.

On June 16, 2016, the Company awarded 2,000 options to an employee with an exercise price of $5.61 per share and a five-year term, which vest annually over two years. The fair value of the options granted was $1.88 per share. The assumption used to fair value these options were as follows: expected life of 3.25 years, expected volatility 46.64%, a risk free interest rate of 0.846% and no dividend yield. As of July 31, 2016 none of these options were vested.

On January 21, 2015, the Company awarded 293,373 options to two senior officers and the board of directors with an exercise price of $3.40 and a five-year term, which vest annually over two years. The fair value of the options granted was $1.27 per share. The assumptions used to fair value these option awards were as follows: expected life of 3.25 years, expected volatility 52.25%, a risk free interest rate of 0.93% and no dividend yield. As of July 31, 2016, approximately 146,687 of these options were vested. Further on January 21, 2015, the Company awarded 40,000 options to executive officers with an exercise price of $3.40 and a five-year term, which vest annually over three years. The fair value of the options granted was $1.39 per share. The assumptions used to fair value these option awards were as follows: expected life of 3.5 years, expected volatility 55.63%, a risk free interest rate of 1.00% and no dividend yield. As of July 31, 2016, approximately 11,667 of these options were vested and 5,000 were forfeited.

On December 10, 2014, the Company awarded 50,500 options to employees with an exercise price of $4.66 and a five-year term, which vest annually over three years. The fair value of the options granted was $1.894 per share. The assumption used to fair value these option awards were as follows: expected life of 3.5 years, expected volatility 55.16%, a risk free interest rate of 1.15% and no dividend yield. As of July 31, 2016 approximately 15,167 of these options were vested.

On February 3, 2014, the Company awarded 20,000 options to an executive officer with an exercise price of $2.75 and a five year term, which vest annually over three years. The fair value of the options granted was $1.11 per share. The assumptions used to fair value this option award were as follows: expected life of 3.5 years, expected volatility 55.07%, risk free interest rate of 0.84% and no dividend yield. As of July 31, 2016, approximately 13,333 of these options were vested.

On January 17, 2014, the Company awarded 267,797 options to two senior officers and the board of directors with an exercise price of $2.70 and a five year-term, which vest annually over two years. The fair value of the options granted was $1.05 per share. The assumptions used to fair value these option awards were as follows: expected life of 3.25 years, expected volatility 54.78%, a risk free interest rate of 0.90% and no dividend yield. As of July 31, 2016, all of these options were fully vested. Further on January 17, 2014, the Company awarded 95,729 options to executive officers with an exercise price of $2.70 and a five-year term, which vest annually over three years. The fair value of the options granted was $1.10 per share. The assumptions used to fair value these option awards were as follows: expected life of 3.5 years, expected volatility 55.45%, a risk free interest rate of 1.00% and no dividend yield. As of July 31, 2016, approximately 57,200 of these options were vested, including approximately 42,000 which became fully vested upon termination and 12,000 were forfeited.

On November 26, 2013, the Company awarded 271,591 options to two senior officers with an exercise price of $3.00 and a four-year term, which vest over one year. The award satisfies $0.2 million of their fiscal 2013 incentive compensation award liability in lieu of cash. The fair value of the options granted was $0.66 per share. The assumptions used to fair value these option awards were as follows: expected life of 2.5 years, expected volatility 54.79%, risk free interest rate of 0.42% and no dividend yield. As of July 31, 2016, all of these options were vested.

The following table summarizes information for stock options outstanding at July 31, 2016:

	Options outstanding and exercisable
Range of Exercise prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$2.53 – $4.00	1,272,903	1.05	$2.99
$4.01 – $5.61	535,972	0.56	$4.49
	1,808,875

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

Restricted Stock Awards

During fiscal 2016, 2015 and 2014, the compensation committee of the Company’s board of directors approved grants of restricted stock and restricted stock unit awards (the “Awards”) to certain officers and certain employees under the 2011 or 2005 Plans. The Awards vest upon the recipient’s continued employment service rateably over either two, three or four years. Share-based compensation expense is based on the fair value of the award as measured on the grant date and is recorded over the vesting period on a straight-line basis. The Awards will be forfeited if the recipient ceases to be employed by the Company, as defined in the Plans’ terms. The Awards settle in shares of the Company’s common stock on a one-for-one basis.

The following table summarizes the activity pursuant to restricted stock awards for the years ended July 31,

	2016		2015		2014
	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price
Outstanding at beginning of year	21,501	$8.84	42,502	$5.74	125,133	$3.45
Awarded	—	$—	4,250	$4.75	11,500	$4.77
Vested	(11,500)	$(2.83)	(19,418)	$(2.83)	(82,971)	$(2.70)
Forfeited	(1,500)	$(2.86)	(5,833)	$(3.22)	(11,160)	$(1.70)
Outstanding (non-vested) at end of year	8,501	$4.13	21,501	$8.84	42,502	$5.74
Weighted average market value of awards granted during year		$—		$4.75		$4.77

The fair value of the awards that vested during the years ended July 31, 2016, 2015 and 2014 was $46, $79 and $253, respectively.

Note 11 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2016, 2015, and 2014, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The share-based 401(k) employer matched contribution was approximately $709, $662, and $636 in fiscal years 2016, 2015, and 2014, respectively. As of July 31, 2016, 2015 and 2014 the Company accrued a total of $413, $387 and $372 in 401(K) matching contributions within the Accrued liabilities account.

The Company’s Swiss operations provide a pension plan named the Enzo Life Sciences (ELS) AG Vertrag - Nr. 2/401144, (the “Swiss Plan”) under the Swiss government’s social security system for Swiss employees. The current required minimum saving contribution is 13% for employees over age 25 and minimum annual investment return is 1.25%. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 50% of the employee contribution. The status of the Swiss Plan, which is substantially funded as of December 31, 2015, the latest plan year end, is as follows:

As of December 31,	2015	2014	2013
Total Assets	$2,149	$2,132	$2,531

Accumulated Benefit Obligation	$2,397	$2,421	$2,697
Funded status	90%	88%	94%

Fiscal Year ended July 31,	2015	2014	2013

Contributions	$224	$279	$467

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

The Swiss Plan’s contract expires December 31, 2019 and currently the Company has no plans to change the current funding or plan design. No events have occurred that would impact the Swiss Plan status.

Note 12 - Royalty and other income

The Company has a license agreement with Qiagen that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the years ended July 31, 2016, 2015 and 2014, the Company recorded royalty income under the agreement of approximately $1,521, $2,495 and $4,408 respectively, which is included in the Life Sciences segment.

Note 13 - Commitments

Leases

The Company leases equipment, office and laboratory space under several non-cancellable operating leases that expire between September 2015 and May 2023. Certain leases include renewal options and rent escalation clauses. An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for clinical laboratory operations and certain research operations. In March 2005, the Company amended and extended the lease for 12 years. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense for this lease, inclusive of real estate taxes, approximated $1,704, $1,623(net of real estate tax abatement received of $61) and $1,649 during fiscal years 2016, 2015 and 2014, respectively. Total rent expense incurred by the Company during fiscal 2016, 2015 and 2014 for all its facilities was approximately $4,572, $4,504 and $4,488, respectively.

Minimum future annual rentals under all non-cancellable operating leases, net of sublease rental income of $323, as of July 31, 2016, are as follows:

Years ended July 31,

2017	$7,256
2018	7,003
2019	6,208
2020	4,244
2021	2,160
Thereafter	10,062
$36,933

Employment Agreements

The Company has employment agreements with certain officers that are cancellable at any time but provide for severance pay in the event an officer is terminated by the Company without cause, as defined in the agreements. Unless cancelled earlier or with notice as defined, the agreement automatically renews for two years. Aggregate minimum compensation commitments, exclusive of any severance provisions as of July 31, 2016 is $2,271.

Note 14 – Contingencies

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., which became Life Technologies, Inc. and was acquired by Thermo Fisher Scientific, Inc. (NYSE:TMO) on February 3, 2014. The complaint alleged infringement of six patents relating to DNA sequencing systems, labeled nucleotide products, and other technology. Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. On November 12, 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid. The jury awarded $48.5 million for this infringement. On January 6, 2014, the judge awarded prejudgment interest of approximately $12.5 million and additional post-interest on the full amount was also awarded starting November 7, 2012 until the total award is satisfied. The final award to the Company could have been reduced or subject to possible claims from third parties.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

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

As of August 1, 2014 the Company was engaged in litigation in the United States District Court for the Southern District of New York against Roche Diagnostic GmbH and its related company Roche Molecular Systems, Inc. (“Roche”), as declaratory judgment defendant. This case was commenced in May 2004. Roche seeks a declaratory judgment of non-breach of contract and patent invalidity against the Company. Roche has also asserted tort claims against the Company. The Company has asserted breach of contract and patent infringement causes of action against Roche. There has been extensive discovery in the case. In 2011, Roche moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, the motion was granted in part and denied in part. In December 2012, Roche moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. On December 6, 2013, the Court granted in part and denied in part Roche’s summary judgment motion. On October 22, 2014, the Court ordered that damages discovery concerning the Company’s remaining contract and patent claims and Roche’s claims should be completed by January 30, 2015, and expert discovery should be completed following the Court’s not-yet-issued claim construction ruling concerning the Company’s patent infringement claim against Roche. Roche dropped its tort claims during damages discovery. On April 28, 2015, the Court heard oral argument on claim construction issues. On May 8, 2015, Roche and the Company jointly moved the Court to extend the schedule for damages discovery until May 29, 2015, and the Court granted that motion. The parties are waiting for the Court’s ruling on claim construction. The Company and Enzo Life Sciences intend to vigorously press their remaining claims and contest the claims against them.

In 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation came to focus primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. The time period initially covered by the investigation was from 2004 through 2011. In response to the Subpoena, the Company cooperated with the government. On September 22, 2014, the Company and the U.S. Department of Justice reached a settlement agreement to resolve this matter, in substantive form as disclosed in the Company’s fiscal quarter ended April 30, 2014. During the quarter ended April, 30, 2014, the Company recorded a charge of $2.0 million in the statement of operations under legal settlements, net within the Clinical Labs segment. The settlement amount will be paid with interest over a five-year period. The final settlement covers the time period 2004-2014. During the three months ended January 31, 2016, the Company accrued an additional $1.5 million, due to the Company’s achievement of certain financial milestones. As of July 31, 2016, the total liability for this settlement is $1.2 million, of which $0.4 million is included in other current liabilities and $0.8 million included in other liabilities.

On June 20, 2014, the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (formerly known as PerkinElmer Life Sciences, Inc.) (together, “PerkinElmer”), with respect to an action between the Company and PerkinElmer before the U.S. District Court, Southern District of New York, Case No 03-CV-3817. PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former attorney’s charging lien for fees allegedly owed for past services rendered to the Company. On December 3, 2015, the Company entered into a Settlement Agreement with the former attorney pursuant to which the Company and the former attorney resolved their respective claims against each other. As of July 31, 2016, the Company received a total of approximately $7.0 million from the escrow referred to above in accordance with the terms of the Settlement Agreement. This settlement is included in the statement of operations under Legal settlements, net within the Life Science segment.

On July 2, 2015, the Company as Plaintiff executed a settlement agreement with Luminex Corporation with respect to an action between the Company and Abbott Laboratories and Abbott Molecular, Inc. (Defendants) and Luminex Corporation (Intervening Defendant) before the United States District Court for the District of Delaware for alleged patent infringement. Luminex paid the Company a total of $7.1 million as consideration for this agreement and the dismissal of the litigation against Luminex. The case against the Abbott defendants continues. The parties have not begun summary judgement briefing because the court has not set a briefing schedule. The court also has not set a trial date.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

(Dollars in thousands except share data)

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

On May 16, 2016, the Company reached and finalized a settlement with Life Technologies Corporation in the amount of $24.3 million, net in an infringement action brought by the Company regarding its US Patents No. 6,992,180 and 7,064,197. On July 1, 2016, the Company reached and finalized a settlement with Illumina, Inc., in the amount of $14.5 million, net in an infringement action brought by the Company regarding US Patent No. 7,064,197. These cases were originally brought by the Company in the United States District Court for the District of Delaware. The settlements are included in the statement of operations under Legal settlements, net within the Life Science segment.

As of July 31, 2016, there are six pending cases originally brought by the Company in the United States District Court for the District of Delaware alleging patent infringements against various companies. There can be no assurance that the Company will be successful in these litigations. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2016

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$70,915	—	—	—	$70,915
Product revenues	—	$30,337	—	—	30,337
Royalty and license fee income	—	1,521	—	—	1,521
Total revenues	70,915	31,858	—	—	102,773

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	42,859	—	—	—	42,859
Cost of product revenues	—	14,331	—	—	14,331
Research and development	—	2,720	$804	—	3,524
Selling, general and administrative	22,882	11,761	—	$8,943	43,586
Provision for uncollectible accounts receivable	2,375	(39)	—	—	2,336
Legal fee expense	134	11	—	6,239	6,384
Legal settlements, net	1,500	(58,750)	—	—	(57,250)
Total costs, expenses and legal settlements, net	69,750	(29,966)	804	15,182	55,770

Operating income (loss)	1,165	61,824	(804)	(15,182)	47,003

Other income (expense)
Interest	(105)	47	—	(78)	(136)
Other	10	38	—	74	122
Foreign exchange gain	—	(474)	—	—	(474)

Income (loss) before taxes	$1,070	$61,435	$(804)	$(15,186)	$46,515

Depreciation and amortization included above	$1,676	$2,091	$—	$73	$3,840

Share-based compensation included in above:
Cost of clinical laboratory services	$6	$—	$—	$—	$6
Selling, general and administrative	51	30	—	$438	519
Total	$57	$30	$—	$438	$525

Capital expenditures	$1,216	$314	$—	$—	$1,530
F-28

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2015

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$63,414	—	—	—	$63,414
Product revenues	—	$31,690	—	—	31,690
Royalty and license fee income	—	2,495	—	—	2,495
Total revenues	63,414	34,185	—	—	97,599

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	39,589	—	—	—	39,589
Cost of product revenues	—	15,183	—	—	15,183
Research and development	—	2,608	$742	—	3,350
Selling, general and administrative	20,666	12,168	—	$8,235	41,069
Provision for uncollectible accounts receivable	2,418	(134)	—	—	2,284
Legal fee expense	196	(67)	—	8,659	8,788
Legal settlements, net	—	(11,458)	—	—	(11,458)
Total costs, expenses and legal settlements, net	62,869	18,300	742	16,894	98,805

Operating income (loss)	545	15,885	(742)	(16,894)	(1,206)

Other income (expense)
Interest	(86)	10	—	(169)	(245)
Other	28	9	—	58	95
Foreign exchange gain	—	(936)	—	—	(936)

Income (loss) before taxes	$487	$14,968	$(742)	$(17,005)	$(2,292)

Depreciation and amortization included above	$1,443	$2,254	$3	$89	$3,789

Share-based compensation included in above:
Cost of clinical laboratory services	$5	$—	—	—	$5
Research and development	—	2	—	—	2
Selling, general and administrative	43	15	—	$364	422
Total	$48	$17	—	$364	$429

Capital expenditures	$1,557	$226	—	—	$1,783

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2014

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$58,689	—	—	—	$58,689
Product revenues	—	$32,850	—	—	32,850
Royalty and license fee income	—	4,408	—	—	4,408
Total revenues	58,689	37,258	—	—	95,947

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	38,948	—	—	—	38,948
Cost of product revenues	—	15,320	—	—	15,320
Research and development	14	2,350	$777	—	3,141
Selling, general and administrative	20,460	13,374	—	$7,967	41,801
Provision for uncollectible accounts receivable	3,115	(52)	—	—	3,063
Legal fee expense	736	940	—	5,278	6,954
Legal settlements, net	2,000	(5,100)			(3,100)
Total costs, expenses and legal settlements, net	65,273	26,832	777	13,245	106,127

Operating (loss) income	(6,584)	10,426	(777)	(13,245)	(10,180)

Other income (expense)
Interest	(43)	9	—	(174)	(208)
Other	56	95	—	43	194
Foreign exchange gain	—	289	—	—	289

(Loss) income before income taxes	$(6,571)	$10,819	$(777)	$(13,376)	$(9,905)

Depreciation and amortization included above	$1,415	$2,455	$7	$94	$3,971

Share-based compensation included in above:
Cost of clinical laboratory services	$8	$1	—	—	$9
Research and development	—	1	—	—	1
Selling, general and administrative	36	6	—	$542	584
Total	$44	$8	—	$542	$594

Capital expenditures	$643	$195	—	—	$838
F-30

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016

(Dollars in thousands except share data)

Geographic financial information is as follows:

Net sales to unaffiliated customers:	2016	2015	2014
United States	$94,016	$87,875	$84,389
Switzerland	2,709	3,131	4,130
United Kingdom	1,730	1,904	2,023
Other international countries	4,318	4,689	5,405
Total	$102,773	$97,599	$95,947

Long-lived assets at July 31,	2016	2015
United States	$18,730	$19,799
Switzerland	917	1,224
United Kingdom	244	357
Other international countries	197	175
Total	$20,088	$21,555

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

	2016	2015	2014
United States	$23,102	$24,461	$25,700
Foreign countries	8,756	9,724	11,558
	$31,858	$34,185	$37,258

Note 16 - Summary of Selected Quarterly Financial Data (unaudited)

The following table contains statement of operations information for each quarter of the years ended July 31, 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly financial data for fiscal 2016 and 2015 is summarized as follows:

	Quarter Ended
Fiscal 2016	October 31, 2015	January 31, 2016	April 30, 2016	July 31, 2016
Total revenues	$25,177	$24,560	$26,433	$26,603
Gross profit	11,234	10,819	11,445	12,085
Income (loss) before income taxes	4,521	7,039	(2,113)	37,068
Net income (loss)	4,434	6,832	(2,115)	36,135
Basic income (loss) per common share	$0.10	$0.15	$(0.05)	$0.78
Diluted income (loss) per common share	0.10	0.15	(0.05)	0.77

	Quarter Ended
Fiscal 2015	October 31, 2014	January 31, 2015	April 30, 2015	July 31, 2015
Total revenues	$24,824	$23,092	$23,986	$25,697
Gross profit	10,999	10,028	10,483	11,317
(Loss) income before income taxes	(3,606)	(4,206)	(3,003)	8,523
Net (loss) income	(3,729)	(4,091)	(2,907)	8,442
Basic and diluted (loss) income per common share	$(0.08)	$(0.09)	$(0.06)	$0.18
F-31

ENZO BIOCHEM, INC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended July 31, 2016, 2015 and 2014
(in thousands)

Year ended July 31,	Description	Balance at Beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

2016	Allowance for doubtful accounts receivable	1,786	2,336		605	(1)	3,517

2015	Allowance for doubtful accounts receivable	2,142	2,284		2,640	(1)	1,786

2014	Allowance for doubtful accounts receivable	2,707	3,063		3,628	(1)	2,142

2016	Deferred tax valuation allowance	49,658	(14,746)				34,912

2015	Deferred tax valuation allowance	49,465	193				49,658

2014	Deferred tax valuation allowance	47,623	1,842				49,465

(1)	Write-off of uncollectible accounts receivable.
S-1