Form 10-Q
period 2016-10-31
ENZO BIOCHEM INC
filed 2016-12-08
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

or

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

Yes ☐ No ☒

As of December 1, 2016, the Registrant had 46,289,787 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
October 31, 2016

INDEX

PART I - FINANCIAL INFORMATION

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31, 2016 (unaudited)	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$67,214	$67,777
Accounts receivable, net of allowances	14,057	14,592
Inventories	7,248	6,971
Prepaid expenses and other	1,919	2,057
Total current assets	90,438	91,397

Property, plant and equipment, net	8,276	8,214
Goodwill	7,452	7,452
Intangible assets, net	3,971	4,422
Other assets	334	336
Total assets	$110,471	$111,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan payable	$2,000	$1,557
Accounts payable – trade	9,338	9,857
Accrued liabilities	8,513	8,211
Other current liabilities	926	943
Total current liabilities	20,777	20,568

Other liabilities	1,203	1,699
Total liabilities	$21,980	$22,267

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 46,279,787 at October 31, 2016 and 46,267,619 at July 31, 2016	463	463
Additional paid-in capital	326,445	326,288
Accumulated deficit	(240,870)	(239,396)
Accumulated other comprehensive income	2,453	2,199
Total stockholders’ equity	88,491	89,554
Total liabilities and stockholders’ equity	$110,471	$111,821

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,
	2016	2015
Revenues:
Clinical laboratory services	$18,558	$17,090
Product revenues	7,426	7,687
Royalty and license fee income	300	400
Total revenues	26,284	25,177

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	10,896	10,332
Cost of product revenues	3,309	3,611
Research and development	822	867
Selling, general, and administrative	11,474	10,225
Provision for uncollectible accounts receivable	669	704
Legal fee expense	372	1,601
Legal settlements, net	—	(6,800)
Total operating costs, expenses and legal settlements, net	27,542	20,540

Operating (loss) income	(1,258)	4,637

Other income (expense):
Interest	46	(40)
Other	119	54
Foreign exchange loss	(361)	(130)
(Loss) income before income taxes	(1,454)	4,521
Provision for income taxes	(20)	(87)
Net (loss) income	$(1,474)	$4,434

Net (loss) income per common share:
Basic	$(0.03)	$0.10
Diluted	$(0.03)	$0.10

Weighted average common shares outstanding:
Basic	46,272	46,068
Diluted	46,272	46,193

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2016	2015
Net (loss) income	$(1,474)	$4,434
Other comprehensive income (loss):
Foreign currency translation adjustments	254	62
Comprehensive income (loss)	$(1,220)	$4,496

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three months ended October 31, 2016
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2016	46,267,619	$463	$326,288	$(239,396)	$2,199	$89,554
Net loss for the period ended October 31, 2016	—	—	—	(1,474)	—	(1,474)
Vesting of restricted stock	1,501	—	—	—	—	—
Exercise of stock options	10,667	—	6	—	—	6
Share-based compensation charges	—	—	151	—	—	151
Foreign currency translation adjustments	—	—	—	—	254	254
Balance at October 31, 2016	46,279,787	$463	$326,445	$(240,870)	$2,453	$88,491

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(1,474)	$4,434
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	515	527
Amortization of intangible assets	412	423
Provision for uncollectible accounts receivable	669	704
Deferred income tax benefit	—	(3)
Share-based compensation charges	151	111
Accrual for share-based 401(k) employer match expense	177	166
Foreign exchange loss	349	129

Changes in operating assets and liabilities:
Accounts receivable	(150)	(1,376)
Other receivables	—	6,650
Inventories	(298)	(210)
Prepaid expenses and other	137	442
Accounts payable – trade	(522)	682
Accrued liabilities, other current liabilities and other liabilities	(299)	474
Total adjustments	1,141	8,719

Net cash (used in) provided by operating activities	(333)	13,153

Cash flows from investing activities:
Capital expenditures	(514)	(505)
Security deposits and other	—	(15)
Net cash used in investing activities	(514)	(490)

Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	24,297	22,461
Repayments under Credit Agreement	(23,854)	(22,461)
Installment loan and capital lease obligation payments	(146)	(125)
Proceeds from the exercise of stock options	6	—
Net cash provided by (used in) financing activities	303	(125)

Effect of exchange rate changes on cash and cash equivalents	(19)	(5)

Increase (decrease) in cash and cash equivalents	(563)	12,533
Cash and cash equivalents - beginning of period	67,777	18,109
Cash and cash equivalents - end of period	$67,214	$30,642

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2016
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The consolidated balance sheet as of October 31, 2016, the consolidated statements of operations, comprehensive income (loss), and cash flows for the three months ended October 31, 2016 and 2015, and the consolidated statement of stockholders’ equity for the three months ended October 31, 2016 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2016 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2016 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2017.

Effect of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry-specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. ASU 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU 2014-09 will be effective for our fiscal year ending July 31, 2019 and the Company does not expect to early adopt for reporting periods beginning after December 15, 2016. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We expect to use retrospective adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s combined consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard is effective for our fiscal year ending July 31, 2017. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 Interest – Imputation of Interest. The ASU was issued as part of the Simplification Initiatives, to simplify presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. We adopted this standard for the fiscal year ending July 31, 2017. The adoption of this update did not have any impact on our consolidated financial statements for the period ended October 31, 2016. We did not present unamortized debt issuance costs related to our Credit Agreement of $7 and $28 as of October 31, 2016 and July 31, 2015, respectively, as direct deductions from the carrying amount of the debt liability because the impact was immaterial. These balances are included in prepaid expenses.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. We adopted this standard for the fiscal year ending July 31, 2017. The adoption of this update did not have any impact on our consolidated financial statements for the period ended October 31, 2016.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 – Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for our fiscal year ending July 31, 2020 including interim periods within that fiscal year. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we are evaluating the impact of adopting the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities in amounts that will be material.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for our annual and interim periods beginning August 1, 2017. We do not expect to early adopt the standard. We are currently evaluating the impact of this new standard on our consolidated financial statements.

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

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for the three months ended October 31, 2016 diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options and unvested restricted stock because to do so would be antidilutive.

For the three months ended October 31, 2016, the number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share was 720,000. For the three months ended October 31, 2015, approximately 125,000 weighted average stock options were included in the calculation of diluted weighted average shares outstanding.

For the three months ended October 31, 2015, the effect of approximately 374,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive. There were no outstanding “out of the money” options to purchase common shares for the three months ended October 31, 2016.

Note 3 - Supplemental disclosure for statement of cash flows

For the three months ended October 31, 2016 and 2015, income taxes paid by the Company were $954 and $27, respectively.

For the three months ended October 31, 2016 and 2015, interest paid by the Company was $58 and $41, respectively.

For the three months ended October 31, 2016 and 2015, the Company financed $69 and $38 respectively, in machinery and transportation equipment under installment loans.

During the three months ended October 31, 2016, the Company did not enter into any capital lease agreements. During the three months ended October 31, 2015, there was a total of $157 in capital lease agreements.

Note 4 - Inventories

Inventories consist of the following:

	October 31, 2016	July 31, 2016
Raw materials	$932	$951
Work in process	1,828	1,755
Finished products	4,488	4,265
	$7,248	$6,971

Note 5 – Goodwill and intangible assets

At October 31, 2016 and July 31, 2016, the Company’s net carrying amount of goodwill, related to the Clinical Labs segment, is $7,452.

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2016	$27,650	$(23,228)	$4,422
Amortization expense	—	(412)	(412)
Foreign currency translation	(190)	151	(39)
October 31, 2016	$27,460	$(23,489)	$3,971

Intangible assets, all finite lived, consist of the following:

	October 31, 2016			July 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,914)	$113	$11,027	$(10,905)	$122
Customer relationships	12,011	(8,501)	3,510	12,122	(8,331)	3,791
Website and acquired content	1,004	(1,004)	—	1,011	(1,011)	—
Licensed technology and other	470	(428)	42	485	(437)	48
Trademarks	2,948	(2,642)	306	3,005	(2,544)	461
Total	$27,460	$(23,489)	$3,971	$27,650	$(23,228)	$4,422

At October 31, 2016, information with respect to intangibles assets acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	4 years
Trademarks	5 years	1 year
Other intangibles	10 years	3 years

At October 31, 2016, the weighted average useful life of intangible assets is approximately three years.

Note 6 - Loan Payable

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and MidCap Financial LLC. (formerly Healthcare Finance Group, LLC). The Credit Agreement, which expired on December 7, 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Lab and Life Science segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. Debt issuance costs of $281 are being amortized over the life of the Credit Agreement. The balance of unamortized debt issuance cost was $7 and $28 at October 31, 2016 and July 31, 2016, respectively, and is included in prepaid expenses. Interest on advances, payable monthly, is based on the three month LIBOR rate, with a floor of 1.25% plus an applicable margin of 4.0%. The nominal interest rate for the quarter ended October 31, 2016 and year ended July 31, 2016 was 5.25%. In the event of any default, the interest rate may be increased 3.0% over the current rate. The facility also carries a non-utilization fee of 0.50% per annum, payable monthly, on the unused portion of the credit line. The effective interest rate for the credit agreement was 12.1% for the quarter ended October 31, 2016 and 11.4% for the fiscal year ended July 31, 2016. The Credit Agreement requires a minimum borrowing of $2.0 million. At October 31, 2016 and July 31, 2016, the borrowings under the Credit Agreement related to the Clinical Labs and Life Sciences receivables aggregated $2.0 and $1.6 million, respectively, with an additional availability of $3.5 million at October 31, 2016.

The Credit Agreement expired and was repaid in full on December 7, 2016.

The Company’s obligations under the Credit Agreement were secured by primarily all the unencumbered U.S. assets of the Company, excluding buildings and intellectual property which the Lender has a negative pledge, and the capital stock of subsidiaries. The Credit Agreement includes customary affirmative and negative covenants and events of default and requires maximum levels of cash usage and minimum levels of liquidity, as defined, and provides for increased liquidity levels if operating results are not achieved. Negative covenants include among others, limitations on additional debt, liens, loans or investments, distributions, asset sales and affiliate transactions. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material change in business, breach of representations, bankruptcy and insolvency, material judgments and changes in control. As of October 31, 2016, the Company is in compliance with the financial covenants.

The Credit Agreement includes customary affirmative and negative covenants and events of default. The terms of the debt covenants include:

o	The minimum balance the Company must borrow at any time is $2.0 million. At October 31, 2016, the loan balance was approximately $2.0 million, with an additional availability of $3.5 million.

o	The Company must maintain a Minimum Liquidity, as defined in the Credit Agreement, of not less than $3.0 million. At October 31, 2016, the Company’s Minimum Liquidity was $7.6 million.

o	The quarterly Cash Burn, as defined in the Credit Agreement, must be greater than zero. During the three months ended October 31, 2016, the Cash Burn was positive in the amount of $0.8 million.

As of October 31, 2015, the Credit Agreement was amended to redefine Cash Burn and add a definition for Liquidity (the “amendment”). Under the amendment, the determination of Cash Burn during a fiscal quarter excludes capital expenditures provided that Liquidity exceeds $7 million as of the last day of the fiscal quarter. As of October 31, 2016, Liquidity as defined was $70.7 million.

Note 7 – Accrued Liabilities and Other Current Liabilities

Accrued liabilities consist of the following:

	October 31, 2016	July 31, 2016
Payroll, benefits, and commissions	$5,181	$3,956
Legal fee expense	252	954
Professional fees	577	503
Research and development	300	300
Other	2,203	2,498
	$8,513	$8,211

Note 8 – Other Liabilities

Other liabilities consist of the following:

	October 31, 2016	July 31, 2016
Capital lease obligations, net of short term	$689	$794
Accrued legal settlement	400	800
Installment loans, net of short term	114	105
	$1,203	$1,699
11

As of October 31, 2016, future minimum payments under the capital leases, net of interest of $254 aggregates $987 including a short term debt portion of $298 included in other current liabilities. Future minimum payments under the installment loans aggregate $341, including a short term portion of $227 included in other current liabilities. A total of $0.8 million is included in other current liabilities and in other liabilities as accrued legal settlement which is further discussed in Note 12 - Contingencies.

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

On December 31, 2014, the Sales Agreement was amended in order for the Company to offer and sell, through Cantor, acting as agent, additional shares of Common Stock having an aggregate offering price of $20.0 million. In connection with the amendment to the Sales Agreement, the Company also filed with the Security and Exchange Commission (“SEC”) a prospectus supplement dated December 31, 2014.

Most recently with respect to the Sales Agreement, the Company filed a “shelf” registration and prospectus supplement dated September 1, 2016 which was declared effective by the SEC on November 3, 2016.

During the three months ended October 31, 2016 and 2015, the Company did not sell any shares of Common Stock under the Sales Agreement.

Share-based compensation

The Company has an incentive stock option and restricted stock award plan (the “2005 Plan”), and a long term incentive share award plan, (the “2011 Incentive Plan”), which are more fully described in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016. The 2011 Plan, which is the only plan from which awards may now be granted, provides for the award to eligible employees, officers, directors, consultants and other persons of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, and other stock-based awards.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended October 31,
	2016	2015
Stock options	$146	$104
Restricted stock	5	7
	$151	$111

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended October 31,
	2016	2015
Cost of clinical laboratory services	$2	$1
Research and development	—	—
Selling, general and administrative	149	110
	$151	$111

No excess tax benefits were recognized during the three month periods ended October 31, 2016 and 2015.

Stock Option Plans

The following table summarizes stock option activity during the three month period ended October 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2016	1,808,875	$3.43
Awarded	—	$—
Exercised	(10,667)	$4.66		$64
Cancelled or expired	(5,000)	$4.47
Outstanding at end of period	1,793,208	$3.43	1.4 years	$4,849
Exercisable at end of period	1,083,640	$2.95	1.0 years	$3,413

As of October 31, 2016, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $0.6 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is thirteen months.

The intrinsic value of in the money stock option awards that are vested at the end of the period represents the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options that vested.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s unvested restricted stock awards for the three months ended October 31, 2016 is as follows:

	Awards	Weighted Average Award Price
Outstanding at July 31, 2016	8,501	$4.13
Awarded	—	$—
Vested	(1,501)	$(3.89)
Forfeited	—	$—
Unvested at end of period	7,000	$3.03

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of October 31, 2016, there was approximately $0.1 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of approximately thirteen months.

The fair value of the awards that vested during the three months ended October 31, 2016 and 2015 was $8 and $21, respectively.

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 823,000 shares as of October 31, 2016.

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate provision for the three months ended October 31, 2016 was 1.4% compared to 1.9% for the three months ended October 31, 2015. The tax provision for the periods was based on state, local and foreign taxes. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company files a consolidated Federal income tax return. The Company files combined returns with California, Michigan and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns.

Note 11 – Segment reporting

The Company has three reportable segments: Clinical Labs, Life Sciences, and Therapeutics. The Clinical Labs segment provides diagnostic services to the health care community. The Life Sciences segment develops, manufactures, and markets products to research and pharmaceutical customers. The Therapeutic segment conducts research and development activities for therapeutic drug candidates.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended October 31, 2016

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$18,558	—	—	—	$18,558
Product revenues	—	$7,426	—	—	7,426
Royalty and license fee income	—	300	—	—	300
	18,558	7,726	—	—	26,284
Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	10,896	—	—	—	10,896
Cost of product revenues	—	3,309	—	—	3,309
Research and development	—	627	$195	—	822
Selling, general and administrative	5,952	2,946	—	$2,576	11,474
Provision for uncollectible accounts receivable	666	3	—	—	669
Legal fee expense	52	12	—	308	372
Legal settlements, net	—	—	—	—	—
Total operating costs, expenses and legal settlements, net	17,566	6,897	195	2,884	27,542

Operating income (loss)	992	829	(195)	(2,884)	(1,258)

Other income (expense):
Interest	(29)	10	—	65	46
Other	102	—	—	17	119
Foreign exchange loss	—	(361)	—	—	(361)
Income (loss) before income taxes	$1,065	$478	$(195)	$(2,802)	$(1,454)

Depreciation and amortization included above	$401	$508	$—	$18	$927

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Research and development	—	—	—	—	—
Selling, general and administrative	17	$11	—	$121	149
Total	$19	$11	$—	$121	$151

Capital expenditures	$412	$102	$—	$—	$514
15

Three months ended October 31, 2015

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$17,090	—	—	—	$17,090
Product revenues	—	$7,687	—	—	7,687
Royalty and license fee income	—	400	—	—	400
	17,090	8,087	—	—	25,177
Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	10,332	—	—	—	10,332
Cost of product revenues	—	3,611	—	—	3,611
Research and development	—	667	$200	—	867
Selling, general and administrative	5,286	3,059	—	$1,880	10,225
Provision for uncollectible accounts receivable	708	(4)	—	—	704
Legal fee expense	9	(22)	—	1,614	1,601
Legal settlement, net	—	(6,800)	—	—	(6,800)
Total operating costs, expenses and legal settlements, net	16,335	511	200	3,494	20,540

Operating income (loss)	755	7,576	(200)	(3,494)	4,637

Other income (expense):
Interest	(19)	14	—	(35)	(40)
Other	4	39	—	11	54
Foreign exchange loss	—	(130)	—	—	(130)
Income (loss) before income taxes	$740	$7,499	$(200)	$(3,518)	$4,521

Depreciation and amortization included above	$397	$530	$—	$23	$950

Share-based compensation included in above:
Cost of clinical laboratory services	$1	—	—	—	$1
Research and development	—	$—	—	—	—
Selling, general and administrative	10	5	—	$95	110
Total	$11	$5	$—	$95	$111

Capital expenditures	$437	$68	$—	$—	$505
16

Note 12 – Contingencies

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

As of August 1, 2014 the Company was engaged in litigation in the United States District Court for the Southern District of New York against Roche Diagnostic GmbH and its related company Roche Molecular Systems, Inc. (“Roche”), as declaratory judgment defendant. This case was commenced in May 2004. Roche seeks a declaratory judgment of non-breach of contract and patent invalidity against the Company. Roche has also asserted tort claims against the Company. The Company has asserted breach of contract and patent infringement causes of action against Roche. There has been extensive discovery in the case. In 2011, Roche moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, the motion was granted in part and denied in part. In December 2012, Roche moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. On December 6, 2013, the Court granted in part and denied in part Roche’s summary judgment motion. On October 22, 2014, the Court ordered that damages discovery concerning the Company’s remaining contract and patent claims and Roche’s claims should be completed by January 30, 2015, and expert discovery should be completed following the Court’s not-yet-issued claim construction ruling concerning the Company’s patent infringement claim against Roche. Roche dropped its tort claims during damages discovery. On April 28, 2015, the Court heard oral argument on claim construction issues. On May 8, 2015, Roche and the Company jointly moved the Court to extend the schedule for damages discovery until May 29, 2015, and the Court granted that motion. The parties are waiting for the Courts’ ruling on claim construction. The Company and Enzo Life Sciences intend to vigorously press their remaining claims and contest the claims against them.

In 2012, the Company received a Subpoena Duces Tecum (the “Subpoena”) from the Department of Health and Human Services, Office of Inspector General (“OIG”). The Subpoena was issued as part of an investigation being conducted by the US Attorney’s Office for the Eastern District of New York in conjunction with the OIG. While a number of potential issues were raised initially by the government, the investigation came to focus primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. The time period initially covered by the investigation was from 2004 through 2011. In response to the Subpoena, the Company cooperated with the government. On September 22, 2014, the Company and the U.S. Department of Justice reached a settlement agreement to resolve this matter, in substantive form as disclosed in the Company’s fiscal quarter ended April 30, 2014. During the quarter ended April, 30, 2014, the Company recorded a charge of $2.0 million in the statement of operations under legal settlements, net within the Clinical Labs segment. The settlement amount is being paid with interest over a five-year period. The final settlement covers the time period 2004-2014. During the three months ended January 31, 2016, the Company accrued an additional $1.5 million, due to the Company’s achievement of certain financial milestones. As of October 31, 2016, the total liability for this settlement is $0.8 million, of which $0.4 million is included in other current liabilities and $0.4 million included in other liabilities.

On June 20, 2014, the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (formerly known as PerkinElmer Life Sciences, Inc.) (together, “PerkinElmer”), with respect to an action between the Company and PerkinElmer before the U.S. District Court, Southern District of New York, Case No 03-CV-3817. PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former attorney’s charging lien for fees allegedly owed for past services rendered to the Company. On December 3, 2015, the Company entered into a Settlement Agreement with the former attorney pursuant to which the Company and the former attorney resolved their respective claims against each other. As of July 31, 2016, the Company received a total of approximately $7.0 million from the escrow referred to above in accordance with the terms of the Settlement Agreement which was included in the statement of operations under Legal settlements, net within the Life Science segment in that period.

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

On October 9, 2015, the Company reached and finalized a settlement with Affymetrix, Inc. in the amount of $6.8 million, net in a patent infringement action brought by the Company. On January 4, 2016, the Company reached and finalized a settlement agreement with Agilent Technologies, Inc. in the amount of $6.1 million, net in a patent infringement action brought by the Company. Both cases were originally brought by the Company in the United States District Court for the District of Delaware. The settlements were included in the statement of operations during the applicable fiscal period under Legal settlements, net within the Life Science segment.

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

As of October 31, 2016, there are seven pending cases originally brought by the Company in the United States District Court for the District of Delaware alleging patent infringements against various companies. For the cases involving Gen-Probe/Hologic, Becton Dickinson, and Roche, the court has set summary judgment briefing deadlines, a summary judgment argument hearing, and trial dates in October, November and December 2017. There can be no assurance that the Company will be successful in these litigations. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the July 31, 2016 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results. You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

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

Below are brief descriptions of each of our operating segments (See Note 12 in the Notes to Consolidated Financial Statements):

Enzo Clinical Labs is a clinical reference laboratory providing a wide range of clinical services to physicians, medical centers, other clinical labs and pharmaceutical companies. The Company believes having a College of American Pathologists (“CAP”) certified medical laboratory located in New York provides us the opportunity to more rapidly introduce cutting edge products and services to the clinical marketplace. Enzo Clinical Labs offers an extensive menu of molecular and other clinical laboratory tests and procedures used in patient care by physicians to establish or support a diagnosis, monitor treatment or medication, and search for an otherwise undiagnosed condition. Our laboratory is equipped with state of the art communication and connectivity solutions enabling the rapid transmission, analysis and interpretation of generated data. We operate a full service clinical laboratory in Farmingdale, New York, a network of over 30 patient service centers throughout New York and New Jersey, a free standing “STAT” or rapid response laboratory in New York City and a full service phlebotomy, in-house logistics department, and information technology department. Given our license in New York State, we are able to offer testing services to clinical laboratories and physicians in the majority of states nationwide.

Enzo Life Sciences manufactures, develops and markets products and tools to clinical research, drug development and bioscience research customers worldwide. Underpinned by broad technological capabilities, Enzo Life Sciences has developed proprietary products used in the identification of genomic information by laboratories around the world. Information regarding our technologies can be found in the “Core Technologies” section of our Form 10-K filing for the July 31, 2016 fiscal year. We are internationally recognized and acknowledged as a leader in the development, manufacturing validation and commercialization of numerous products serving not only the clinical research market but life sciences researchers in the fields of cellular analysis and drug discovery, among others. Our operations are supported by global operations allowing for the efficient marketing and delivery of our products around the world.

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

Results of Operations

Three months ended October 31, 2016 compared to October 31, 2015
(in 000s)

Comparative Financial Data for the Three Months Ended October 31,

	2016	2015	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$18,558	$17,090	$1,468	9
Product revenues	7,426	7,687	(261)	(3)
Royalty and license fee income	300	400	(100)	(25)
Total revenues	26,284	25,177	1,107	4

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	10,896	10,332	564	5
Cost of product revenues	3,309	3,611	(302)	(8)
Research and development	822	867	(45)	(5)
Selling, general, and administrative	11,474	10,225	1,249	12
Provision for uncollectible accounts receivable	669	704	(35)	(5)
Legal fee expense	372	1,601	(1,229)	(77)
Legal settlements, net	—	(6,800)	6,800	**
Total costs, expenses and legal settlements, net	27,542	20,540	7,002	34

Operating (loss) income	(1,258)	4,637	(5,895)	**

Other income (expense):
Interest	46	(40)	86	**
Other	119	54	65	120
Foreign currency loss	(361)	(130)	(231)	**
(Loss) income before income taxes	$(1,454)	$4,521	$(5,975)	**

** not meaningful

Consolidated Results:

The “2017 period” and the “2016 period” refer to the three months ended October 31, 2016 and 2015, respectively.

Clinical laboratory services revenues for the 2017 period were $18.6 million compared to $17.1 million in the 2016 period, an increase of $1.5 million or 9%. The increase is attributed to molecular testing volume in women’s health markets and new accounts versus the 2016 period.

Product revenues for the 2017 period were $7.4 million compared to $7.7 million in the 2016 period, a decrease of $0.3 million or 3%. The decrease was due to lower product order volume of $0.2 million and the negative impact of foreign currency translation of $0.1 million.

The cost of clinical laboratory services during the 2017 period was $10.9 million as compared to $10.3 million in the 2016 period, an increase of $0.6 million or 5% primarily due to the increase in clinical laboratory services revenue from molecular testing.

The cost of product revenues during the 2017 period was $3.3 million compared to $3.6 million in the 2016 period, a decrease of $0.3 million or 8% due to lower sales. The gross profit margin was 55% in the 2017 period and 53% in the 2016 period due to a favorable mix of products sold.

Selling, general and administrative expenses were approximately $11.5 million during the 2017 period versus $10.2 million during the 2016 period, an increase of $1.3 million or 12%. The Clinical Lab segment selling, general and administrative increased $0.7 million due to sales commissions and compensation and administrative function salaries in support of greater molecular testing volume, and an increase in collection expenses for self-pay patient receivables. Other segment selling, general and administrative increased $0.6 million due to increases for salary related expenses and occupancy costs.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was approximately $0.7 million for both the 2017 and 2016 periods. As a percentage of Clinical laboratory services, the provision for uncollectible accounts receivable relating to the Clinical Labs segment was 3.6% in the 2017 period and 4.1% in the 2016 period. The decrease is primarily due to enhanced collection procedures for self-pay patient receivables.

Legal fee expense was $0.4 million during the 2017 period compared to $1.6 million in the 2016 period, a decrease of $1.2 million or 77% due to the timing of legal activity and related costs associated with on-going patent litigation where the Company is plaintiff.

Legal settlements, net were $6.8 million in the 2016 period, related to a finalized and executed settlement agreement with Affymetrix, Inc.

During the 2017 and the 2016 periods, the foreign currency loss was $0.3 million and $0.1 million, respectively, an unfavorable change of $0.2 million. The Company has loans and receivables with its foreign subsidiaries which may be denominated in US dollars or a foreign currency. When re-measuring these amounts into the respective entities’ functional currency, the Company recognizes a loss if those foreign currencies, including the Swiss Franc, British pound and Euro depreciate relative to the US dollar and a gain if those foreign currencies appreciate relative to the US dollar, year over year.

As compared to the US dollar at the end of the 2017 period versus the start of the 2017 period, the Euro and Swiss franc each depreciated approximately 2%, and the British pound almost 8%. As compared to the US dollar at the end of the 2016 period versus the start of the 2016 period, the Swiss franc and British pound had only depreciated approximately 2% versus the US dollar and the Euro appreciated slightly, by under 1%.

Segment Results:

Clinical Labs

Revenue from laboratory services for the 2017 period were $18.6 million compared to $17.1 million in the 2016 period. The increase of $1.5 million is attributed to increased molecular testing volume. Cost of sales during the 2017 period was $10.9 million as compared to $10.3 million in the 2016 period, an increase of $0.6 million due to higher molecular testing service revenues. Gross profit margin was 41% in the 2017 period and 40% in the 2016 period. As a percentage of revenues, the provision for uncollectable accounts declined to 3.6% versus 4.1% in the 2016 period and is due to enhanced collection procedures for self-pay patient receivables. Operating income before taxes was $1.1 million for 2017 period as compared to $0.7 million in the 2016 period, an increase of $0.4 million or 44%.

Life Sciences

The 2016 period includes $6.8 million for patent litigation settlements previously described. Product revenues decreased $0.3 million or 3% in the 2017 period due to declines in product sales of $0.2 million in the United States and foreign markets and the negative impact of $0.1 of foreign currency translation. Product revenues decreased due to lower order volume from lower research funding, especially in academia, and were also impacted by pricing due to competition. The segment’s gross profit was $4.4 million in the 2017 period, as compared to $4.5 million in the 2016 period, a decrease of $0.1 million primarily due to lower royalty and license fee income of $0.1 million. Due to significantly larger depreciation of foreign currencies versus the US dollar, in particular the British pound at the end of the 2017 period versus the start of the 2017 period, the foreign currency loss was $0.3 million compared to a loss of $0.1 million in the 2016 period, an unfavorable change of $0.2 million in the 2017 period. Operating income before taxes was $0.5 million for the 2017 period as compared to $7.5 million for the 2016 period, a decrease of $7.0 million or 94%.

Therapeutics

Therapeutics segment’s operating loss before income taxes was approximately $0.2 million in both the 2017 and 2016 periods.

Other

The Other segment’s operating loss before taxes for the 2017 period was approximately $2.8 million as compared to $3.5 million for the 2016 period, an improvement of $0.7 million. During the 2017 period, legal fee expense associated with on-going patent litigation declined $1.3 million and interest income increased $0.1 million, partially offset by an increase in salary related expenses and occupancy costs of $0.7 million.

Liquidity and Capital Resources

At October 31, 2016, the Company had cash and cash equivalents of $67.2 million of which $0.6 million was in foreign accounts, as compared to cash and cash equivalents of $67.8 million, of which $0.5 million was in foreign accounts at July 31, 2016. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $69.7 million at October 31, 2016 compared to $70.8 million at July 31, 2016. The decrease in working capital of $1.1 million was primarily due to net changes in operating assets and liabilities.

Net cash used in operating activities as of October 31, 2016 was approximately $0.3 million as compared to cash provided by operating activities of $13.2 million in fiscal 2016, a decrease of approximately $13.5 million. The 2016 period included a net settlement of $6.8 and cash received from a legal settlement of $6.7 million.

Net cash used in investing activities in fiscal 2017 and 2016 was approximately $0.5 million which consists of capital expenditures.

Net cash provided by financing activities in fiscal 2017 was approximately $0.3 million as compared to cash used in financing activities of $0.1 million in fiscal 2016. The change of $0.4 million is due to an increase in the loan payable under the Credit Agreement in the 2017 period.

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and MidCap Financial Services, LLC (formerly Healthcare Finance Group, LLC). The Credit Agreement, which expired in December 2016, provides for borrowings against eligible US receivables, as defined, of the Clinical Labs and Life Sciences segments up to $8.0 million at defined eligibility percentages and provides for additional borrowings of $4.0 million for increased eligible assets. The Credit Agreement expired and was repaid in full on December 7, 2016.

At October 31, 2016 and July 31, 2016 borrowings under the Credit Agreement related to the Clinical Labs and Life Sciences receivables aggregated $2.0 million and $1.6 million, respectively, with an additional availability of $3.5 million as of October 31, 2016. As of October 31, 2015, the Credit Agreement was amended to add and redefine certain terms used in the Cash Burn covenant calculation, principally the elimination of capital expenditures from the calculation when Liquidity exceeds $7.0 million. As of October 31, 2016, the Company is in compliance with the modified financial covenants.

The Company continued to review all operating units to further reduce annual operating expenditures in fiscal 2017. While revenues and operating results at the Clinical Labs segment improved, revenues for the Life Sciences segment declined slightly versus fiscal 2016. If revenues were to significantly decline, the segment could be required to record impairments of its intangible assets, which last occurred in fiscal 2012. The Company believes that its current cash and cash equivalents level, and utilization of the Controlled Equity Offering program if necessary, as disclosed in Form 10-K Note 10 to the financial statements are sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of our Form 10-K for the year ended July 31, 2016, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

See our Form 10-K for the fiscal year ended July 31, 2016 for Forward Looking Cautionary Statements.

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2016.

Management is not aware of any material claims, disputes or settled matters concerning third party reimbursement that would have a material effect on our financial statements, except as disclosed in Note 12 to the Consolidated Financial Statement.

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Three months ended October 31, 2016		Three months ended October, 2015
Revenue category
Third-party payer	$10,193	55%	$8,236	48%
Patient self-pay	3,103	17	3,239	19
Medicare	2,835	15	3,089	18
HMO’s	2,427	13	2,526	15
Total	$18,558	100%	$17,090	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Note 12 in the Notes to Consolidated Financial Statements.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 36% and 29% of the Clinical Labs segment net revenue for the three months ended October 31, 2016 and 2015 respectively.

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

Our clinical laboratory business is primarily dependent upon reimbursement from third-party payers, such as Medicare (which principally serves patients 65 and older) and insurers. We are subject to variances in reimbursement rates among different third-party payers, as well as constant changes of reimbursement rates. Changes that decrease reimbursement rates or coverage would negatively impact our revenues. The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and other government healthcare programs continue to shift to managed care. These trends will continue to reduce our revenues from these programs.

During the three months ended October 31, 2016 and 2015, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 83.7% and 84.5%, respectively, of gross billings. In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of molecular tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $1.1million for the three months ended October 31, 2016 and 2015, and a change in the net accounts receivable of approximately $0.6 million as of October 31, 2016.

Our clinical laboratory financial billing system records gross billings using a standard fee schedule for all payers and does not record contractual adjustment by payer at the time of billing. Therefore, we are unable to quantify the effect contractual adjustments recorded during the current period have on revenue recorded in a previous period. However, we can reasonably estimate our monthly contractual adjustment to revenue on a timely basis based on our quarterly review process, which includes:

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At October 31, 2016, and July 31, 2016, approximately 71% of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York and New Jersey medical communities.

The Life Sciences segment’s accounts receivable, of which $1.1 million or 27% and $1.2 million or 29% represents foreign receivables as of October 31, 2016 and July 31, 2016, includes royalty receivables of $0.4 and $0.5 million, as of October 31, 2016 and July 31, 2016, respectively, from Qiagen Corporation.

Net accounts receivable

Billing category	As of October 31, 2016		As of July 31, 2016
Clinical Labs
Third party payers	$5,713	57%	$5,738	55%
Patient self-pay	1,700	17	1,676	16
Medicare	1,494	15	1,609	16
HMO’s	1,040	11	1,341	13
Total Clinical Labs	9,947	100%	10,364	100%
Total Life Sciences	4,110		4,228
Total accounts receivable	$14,057		$14,592

Changes in the Company’s allowance for doubtful accounts are as follows:

	October 31, 2016	July 31, 2016

Beginning balance	$3,517	$1,786
Provision for doubtful accounts	669	2,336
Write-offs, net	(1)	(605)
Ending balance	$4,185	$3,517

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

As at October 31, 2016 and 2015, the Company recategorized to collections customers whose accounts receivable had been outstanding more than 210 days. The Company fully reserves through its contractual allowances amounts that have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

The allowance for doubtful accounts as a percentage of total accounts receivable at October 31, 2016 and July 31, 2016 was 22.9% and 19.4%, respectively. During the 2017 period a higher allowance was required due to the volume increase in genetic testing.

The following table indicates the Clinical Labs aged gross receivables by payer group which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments.

As of October, 2016	Total	%	Third Party Payers	%	Self Pay	%	Medicare	%	HMO’s	%
1-30 days	$28,281	51	$16,575	46	$3,503	41	$4,907	68	$3,296	99
31-60 days	7,281	13	4,134	11	2,552	30	588	8	7	—
61-90 days	4,822	9	2,692	7	1,690	20	431	6	9	1
91-120 days	2,787	5	2,083	6	226	2	475	7	3	—
121-150 days	3,285	6	2,828	8	30	—	427	6	—	—
Greater than 150 days*	9,009	16	8,030	22	616	7	363	5	—	—
Totals	$55,465	100%	$36,342	100%	$8,617	100%	$7,191	100%	$3,315	100%

As of July 31, 2016	Total	%	Third Party Payers	%	Medicare	%	Self Pay	%	HMO’s	%
1-30 days	$29,091	49	$18,020	43	$4,945	72	$3,138	41	$2,988	98
31-60 days	9,081	15	6,176	15	625	9	2,253	29	27	1
61-90 days	6,364	11	3,947	9	402	6	1,987	26	28	1
91-120 days	4,025	7	3,339	8	354	5	325	4	7	—
121-150 days	3,546	5	3,279	7	261	4	1	—	5	—
Greater than 150 days**	7,666	13	7,427	18	292	4	(57)	—	4	—
Totals	$59,773	100%	$42,188	100%	$6,879	100%	$7,647	100%	$3,059	100%

*	Total includes $4.490 fully reserved over 210 days as of October 31, 2016.
**	Total includes $3,115 fully reserved over 210 days as of July 31, 2016.

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

Inventory

The Company values inventory at the lower of cost (first-in, first-out) or net realizable value, which approximates market. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Write downs of inventories to net realizable value are based on a review of inventory quantities on hand and estimated sales forecasts based on sales history and anticipated future demand. Unanticipated changes in demand could have a significant impact on the value of our inventory and require additional write downs of inventory which would impact our results of operations.

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

We are exposed to market risk from changes in foreign currency exchange rates resulting from acquisitions with foreign locations (See Item 1A. Risk Factors section of the Form 10-K for the fiscal year ended July 31, 2016) that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at October 31, 2016, our assets and liabilities would decrease by $0.5 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $0.8 million and $0.3 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.1 million on an annual basis.

Interest Rate Risk

We are exposed to interest rate risk with our variable rate Credit Agreement which bears interest at the three month LIBOR with a floor of 1.25% plus 4% per annum. A 3% change in the LIBOR rate would impact our interest expense by $0.1 million. The Credit Agreement expired and was repaid in full on December 7, 2016.

As of October 31, 2016, we have fixed interest rate financing on transportation and equipment leases.

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

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2016 filed with the Securities and Exchange Commission, other than as noted in Note 12 to the Consolidated Financial Statements as of October 31, 2016.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: December 8, 2016	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director
30