Form 10-Q
period 2017-01-31
ENZO BIOCHEM INC
filed 2017-03-13
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

Yes ☐ No ☒

As of March 1, 2017, the Registrant had 46,292,216 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
January 31, 2017

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2017 (unaudited)	July 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$62,427	$67,777
Accounts receivable, net of allowances	15,355	14,592
Inventories	7,115	6,971
Prepaid expenses and other	1,982	2,057
Total current assets	86,879	91,397

Property, plant and equipment, net	8,168	8,214
Goodwill	7,452	7,452
Intangible assets, net	3,560	4,422
Other assets	332	336
Total assets	$106,391	$111,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$10,285	$9,857
Accrued liabilities	6,421	8,211
Loan payable	—	1,557
Other current liabilities	859	943
Total current liabilities	17,565	20,568

Other liabilities	1,098	1,699
Total liabilities	$18,663	$22,267

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 46,292,216 at January 31, 2017 and 46,267,619 at July 31, 2016	463	463
Additional paid-in capital	326,751	326,288
Accumulated deficit	(241,923)	(239,396)
Accumulated other comprehensive income	2,437	2,199
Total stockholders’ equity	87,728	89,554
Total liabilities and stockholders’ equity	$106,391	$111,821

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Revenues:
Clinical laboratory services	$18,837	$17,523	$37,395	$34,613
Product revenues	6,983	6,578	14,409	14,265
Royalty and license fee income	440	459	740	859
Total revenues	26,260	24,560	52,544	49,737

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	11,052	10,535	21,948	20,867
Cost of product revenues	3,520	3,206	6,829	6,817
Research and development	483	861	1,305	1,728
Selling, general and administrative	11,165	11,280	22,639	21,505
Provision for uncollectible accounts receivable	679	459	1,348	1,163
Legal fee expense	370	2,411	742	4,012
Legal settlements, net	—	(11,650)	—	(18,450)
Total operating costs, expenses and legal settlements, net	27,269	17,102	54,811	37,642

Operating income (loss)	(1,009)	7,458	(2,267)	12,095

Other income (expense):
Interest	79	(42)	125	(82)
Other	24	11	143	65
Foreign exchange loss	(94)	(388)	(455)	(518)
Income (loss) before income taxes	(1,000)	7,039	(2,454)	11,560
Provision for income taxes	(53)	(207)	(73)	(294)
Net income (loss)	$(1,053)	$6,832	$(2,527)	$11,266

Net income (loss) per common share:
Basic	$(0.02)	$0.15	$(0.05)	$0.24
Diluted	$(0.02)	$0.15	$(0.05)	$0.24

Weighted average common shares outstanding:
Basic	46,292	46,077	46,282	46,070
Diluted	46,292	46,518	46,282	46,353

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Net income (loss)	$(1,053)	$6,832	$(2,527)	$11,266
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	226	238	288
Comprehensive income (loss)	$(1,069)	$7,058	$(2,289)	$11,554

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended January 31, 2017
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2016	46,267,619	$463	$326,288	$(239,396)	$2,199	$89,554
Net loss for the period ended January 31, 2017	—	—	—	(2,527)	—	(2,527)
Vesting of restricted stock	1,501	—	—	—	—	—
Exercise of stock options	23,096	—	71	—	—	71
Share-based compensation charges	—	—	392	—	—	392
Foreign currency translation adjustments	—	—	—	—	238	238
Balance at January 31, 2017	46,292,216	$463	$326,751	$(241,923)	$2,437	$87,728

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended January 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(2,527)	$11,266
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,023	1,059
Amortization of intangible assets	819	843
Provision for uncollectible accounts receivable	1,348	1,170
Deferred income tax benefit	—	(5)
Share-based compensation charges	392	221
Accrual for share-based 401(k) employer match expense	354	439
Foreign exchange loss	420	333

Changes in operating assets and liabilities:
Accounts receivable	(2,170)	(1,952)
Other receivables	—	6,650
Inventories	(238)	(20)
Prepaid expenses and other	67	350
Accounts payable – trade	238	693
Accrued liabilities, other current liabilities and other liabilities	(2,558)	(983)
Total adjustments	(305)	8,798

Net cash provided by (used in) operating activities	(2,832)	20,064

Cash flows from investing activities:
Capital expenditures	(689)	(943)
Security deposits and other	2	2
Net cash used in investing activities	(687)	(941)

Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	40,694	44,378
Repayments under Credit Agreement	(42,251)	(44,378)
Installment loan and capital lease obligation payments	(323)	(258)
Proceeds from the exercise of stock options	71	66
Net cash used in financing activities	(1,809)	(192)

Effect of exchange rate changes on cash and cash equivalents	(22)	(24)

Increase (decrease) in cash and cash equivalents	(5,350)	18,907
Cash and cash equivalents - beginning of period	67,777	18,109
Cash and cash equivalents - end of period	$62,427	$37,016

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2017
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The consolidated balance sheet as of January 31, 2017, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended January 31, 2017 and 2016, and the consolidated statements of stockholders’ equity and cash flows for the six months ended January 31, 2017 and 2016 are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The consolidated interim financial statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2016 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2016 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2017.

Effect of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The new standard introduces a five-step model to achieve its core principle of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and on transfer of control, as opposed to transfer of risk and rewards. The standard also expands the required financial statement disclosures regarding revenue recognition. ASU 2014-09 will be effective for our interim periods and the fiscal year beginning August 1, 2018, and we do not expect to early adopt for reporting periods beginning after December 15, 2016. We expect to use retrospective application upon adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on the Company’s combined consolidated financial statements. We continue to evaluate the impact of this standard on our Clinical Labs segment.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02 – Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for our fiscal year beginning August 1, 2019 including interim periods within that fiscal year. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We believe the adoption of this standard will materially impact our consolidated financial statements by significantly increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for our annual and interim periods beginning August 1, 2017. We do not expect to early adopt the standard. We are in the process of determining the financial statement impact of this new standard on our consolidated financial statements and are currently unable to estimate the impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 Interest – Imputation of Interest. The ASU was issued as part of the Simplification Initiatives, to simplify presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. We adopted this standard at the start of our fiscal year ending July 31, 2017. The adoption of this update had no material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. We adopted this standard for the fiscal year ending in July 31, 2017. The adoption of this update did not have any impact on our consolidated financial statements for the period ended January 31, 2017.

In January 2017, the FASB issued ASU 2017-04 Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment. The ASU eliminates step two in the current two-step process so that any goodwill impairment is measured as the amount by which the reporting unit’s carrying amount exceeds its fair value. The ASU is effective for the Company in the first quarter of 2020 with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for the three and six months ended January 31, 2017 diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options and unvested restricted stock because to do so would be antidilutive.

For the three and six months ended January 31, 2017, the number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share was 888,000 and 804,000, respectively. For the three and six months ended January 31, 2016, approximately 440,000 and 281,000 weighted average stock options were included in the calculation of diluted weighted average shares outstanding.

For the three and six months ended January 31, 2017, the effect of approximately 494,000 and 247,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive. For the three and six months ended January 31, 2016, the effect of approximately 235,000 and 305,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive.

Note 3 - Supplemental disclosure for statement of cash flows

For the six months ended January 31, 2017 and 2016, income taxes paid by the Company were $996 and $53, respectively.

For the six months ended January 31, 2017 and 2016, interest paid by the Company was $77.

For the six months ended January 31, 2017 and 2016, the Company financed $69 and $76 respectively, in machinery and transportation equipment under installment loans.

During the six months ended January 31, 2017, the Company did not enter into any capital lease agreements. During the six months ended January 31, 2016, there was a total of $1,141 in capital lease agreements.

Note 4 - Inventories

Inventories consist of the following:

	January 31, 2017	July 31, 2016
Raw materials	$912	$951
Work in process	1,893	1,755
Finished products	4,310	4,265
	$7,115	$6,971

Note 5 – Goodwill and intangible assets

At January 31, 2017 and July 31, 2016, the Company’s net carrying amount of goodwill, related to the Clinical Labs segment, is $7,452.

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2016	$27,650	$(23,228)	$4,422
Amortization expense	—	(819)	(819)
Foreign currency translation	(203)	160	(43)
January 31, 2017	$27,447	$(23,887)	$3,560

Intangible assets, all finite lived, consist of the following:

	January 31, 2017			July 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,026	$(10,922)	$104	$11,027	$(10,905)	$122
Customer relationships	12,007	(8,739)	3,268	12,122	(8,331)	3,791
Website and acquired content	1,005	(1,005)	—	1,011	(1,011)	—
Licensed technology and other	475	(440)	35	485	(437)	48
Trademarks	2,934	(2,781)	153	3,005	(2,544)	461
Total	$27,447	$(23,887)	$3,560	$27,650	$(23,228)	$4,422

At January 31, 2017, information with respect to intangibles assets acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	3.5 years
Trademarks	5 years	0.5 year
Other intangibles	10 years	2.5 years

At January 31, 2017, the weighted average useful life of intangible assets is approximately three years.

Note 6 - Loan Payable

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and MidCap Financial LLC. (formerly Healthcare Finance Group, LLC). The nominal interest rate for the six months ended January 31, 2017 and year ended July 31, 2016 was 5.25%. The effective interest rate for the credit agreement was 14.3% for the six months ended January 31, 2017 and 11.4% for the fiscal year ended July 31, 2016. The Credit Agreement expired and was repaid in full on December 7, 2016.

Note 7 – Accrued Liabilities and Other Current Liabilities

Accrued liabilities consist of the following:

	January 31, 2017	July 31, 2016
Payroll, benefits, and commissions	$3,737	$3,956
Legal fee expense	308	954
Professional fees	531	503
Research and development	72	300
Other	1,773	2,498
	$6,421	$8,211

Note 8 – Other Liabilities

Other liabilities consist of the following:

	January 31, 2017	July 31, 2016
Capital lease obligations, net of short term	$635	$794
Accrued legal settlement	400	800
Installment loans, net of short term	63	105
	$1,098	$1,699

As of January 31, 2017, future minimum payments under the capital leases, net of interest of $252 aggregates $771 including a short term debt portion of $136 included in other current liabilities. Future minimum payments under the installment loans aggregate $382, including a short term portion of $319 included in other current liabilities. A total of $0.4 million is included in other current liabilities and $0.4 million in other liabilities as accrued legal settlement which is further discussed in Note 12 - Contingencies.

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

During the six months ended January 31, 2017 and 2016, the Company did not sell any shares of Common Stock under the Sales Agreement.

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

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Stock options	$236	$104	$382	$208
Restricted stock	5	6	10	13
	$241	$110	$392	$221

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
Cost of clinical laboratory services	$1	$2	$3	$3
Selling, general and administrative	240	108	389	218
	$241	$110	$392	$221

No excess tax benefits were recognized during the six month periods ended January 31, 2017 and 2016.

Stock Option Plans

The following table summarizes stock option activity during the six month period ended January 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2016	1,808,875	$3.43
Awarded	493,996	$7.07
Exercised	(23,096)	$2.89		$149
Cancelled or expired	(5,000)	$4.47
Outstanding at end of period	2,274,775	$4.23	1.4 years	$5,797
Exercisable at end of period	1,379,555	$3.18	0.5 years	$4,853

As of January 31, 2017, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $1.6 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is twenty-three months.

The intrinsic value of in the money stock option awards that are vested at the end of the period represents the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options that vested.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s unvested restricted stock awards for the six months ended January 31, 2017 is as follows:

	Awards	Weighted Average Award Price
Outstanding at July 31, 2016	8,501	$4.13
Awarded	—	—
Vested	(1,501)	$(3.89)
Forfeited	—	—
Unvested at end of period	7,000	$2.30

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of January 31, 2017, there was approximately $0.1 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of approximately ten months.

The fair value of the awards that vested during the six months ended January 31, 2017 and 2016 was $8 and $21, respectively.

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 329,000 shares as of January 31, 2017.

Note 10 - Income taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods.

The Company’s effective tax rate provision for the three months ended January 31, 2017 was 5.3% compared to 2.9% for the three months ended January 31, 2016. The Company’s effective tax rate provision for the six months ended January 31, 2017 and 2016 was 3.0% and 2.5%, respectively. The tax provision for the periods was based on state, local and foreign taxes. The Company’s effective tax rate for both periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate of 34% primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

The Company files a consolidated Federal income tax return. The Company files combined returns with Michigan and New York State and City for certain subsidiaries. Other subsidiaries file separate state and foreign tax returns.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2017

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$18,837	—	—	—	$18,837
Product revenues	—	$6,983	—	—	6,983
Royalty and license fee income	—	440	—	—	440
	18,837	7,423	—	—	26,260
Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	11,052	—	—	—	11,052
Cost of product revenues	—	3,520	—	—	3,520
Research and development	—	516	$(33)	—	483
Selling, general and administrative	5,897	2,905	—	$2,363	11,165
Provision for uncollectible accounts receivable	594	85	—	—	679
Legal fee expense	49	16	—	305	370
Total operating costs, expenses and legal settlements, net	17,592	7,042	(33)	2,668	27,269

Operating income (loss)	1,245	381	33	(2,668)	(1,009)

Other income (expense):
Interest	(28)	12	—	95	79
Other	17	—	—	7	24
Foreign exchange loss	—	(94)	—	—	(94)
Income (loss) before income taxes	$1,234	$299	$33	$(2,566)	$(1,000)

Depreciation and amortization included above	$394	$501	$—	$20	$915

Share-based compensation included in above:
Cost of clinical laboratory services	$1	—	—	—	$1
Selling, general and administrative	23	$15	—	$202	240
Total	$24	$15	$—	$202	$241

Capital expenditures	$175	$—	$—	$—	$175
14

Three months ended January 31, 2016

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$17,523	—	—	—	$17,523
Product revenues	—	$6,578	—	—	6,578
Royalty and license fee income	—	459	—	—	459
	17,523	7,037	—	—	24,560
Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	10,535	—	—	—	10,535
Cost of product revenues	—	3,206	—	—	3,206
Research and development	—	661	$200	—	861
Selling, general and administrative	5,649	2,773	—	$2,858	11,280
Provision for uncollectible accounts receivable	467	(8)	—	—	459
Legal fee expense	57	5	—	2,349	2,411
Legal settlements, net	1,500	(13,150)	—	—	(11,650)
Total operating costs, expenses and legal settlements, net	18,208	(6,513)	200	5,207	17,102

Operating income (loss)	(685)	13,550	(200)	(5,207)	7,458

Other income (expense)
Interest	(23)	17	—	(36)	(42)
Other	(1)	—	—	12	11
Foreign exchange loss	—	(388)	—	—	(388)
Income (loss) before income taxes	$(709)	$13,179	$(200)	$(5,231)	$7,039

Depreciation and amortization included above	$411	$524	$—	$17	$952

Share-based compensation included in above:
Cost of clinical laboratory services	$2	—	—	—	$2
Selling, general and administrative	9	$5	—	$94	108
Total	$11	$5	$—	$94	$110

Capital expenditures	$354	$84	$—	$—	$438
15

Six months ended January 31, 2017

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$37,395	—	—	—	$37,395
Product revenues	—	$14,409	—	—	14,409
Royalty and license fee income	—	740	—	—	740
	37,395	15,149	—	—	52,544
Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	21,948	—	—	—	21,948
Cost of product revenues	—	6,829	—	—	6,829
Research and development	—	1,143	$162	—	1,305
Selling, general and administrative	11,849	5,851	—	$4,939	22,639
Provision for uncollectible accounts receivable	1,260	88	—	—	1,348
Legal fee expense	101	28	—	613	742
Total operating costs, expenses and legal settlements, net	35,158	13,939	162	5,552	54,811

Operating income (loss)	2,237	1,210	(162)	(5,552)	(2,267)

Other income (expense):
Interest	(57)	22	—	160	125
Other	119	—	—	24	143
Foreign exchange loss	—	(455)	—	—	(455)
Income (loss) before income taxes	$2,299	$777	$(162)	$(5,368)	$(2,454)

Depreciation and amortization included above	$795	$1,009	$—	$38	$1,842

Share-based compensation included in above:
Cost of clinical laboratory services	$3	—	—	—	$3
Selling, general and administrative	40	$26	—	$323	389
Total	$43	$26	$—	$323	$392

Capital expenditures	$587	$102	$—	$—	$689
16

Six months ended January 31, 2016

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$34,613	—	—	—	$34,613
Product revenues	—	$14,265	—	—	14,265
Royalty and license fee income	—	859	—	—	859
	34,613	15,124	—	—	49,737
Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	20,867	—	—	—	20,867
Cost of product revenues	—	6,817	—	—	6,817
Research and development	—	1,328	$400	—	1,728
Selling, general and administrative	10,935	5,832	—	$4,738	21,505
Provision for uncollectible accounts receivable	1,175	(12)	—	—	1,163
Legal fee expense	66	(17)	—	3,963	4,012
Legal settlements, net	1,500	(19,950)	—	—	(18,450)
Total operating costs, expenses and legal settlements, net	34,543	(6,002)	400	8,701	37,642

Operating income (loss)	70	21,126	(400)	(8,701)	12,095

Other income (expense)
Interest	(42)	31	—	(71)	(82)
Other	3	39	—	23	65
Foreign exchange loss	—	(518)	—	—	(518)
Income (loss) before income taxes	$31	$20,678	$(400)	$(8,749)	$11,560

Depreciation and amortization included above	$808	$1,054	$—	$40	$1,902

Share-based compensation included in above:
Cost of clinical laboratory services	$3	—	—	—	$3
Selling, general and administrative	19	$10	—	$189	218
Total	$22	$10	$—	$189	$221

Capital expenditures	$791	$152	$—	$—	$943
17

Note 12 – Contingencies

On June 7, 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., which became Life Technologies, Inc. and was acquired by Thermo Fisher Scientific, Inc. (NYSE:TMO) on February 3, 2014. The complaint alleged infringement of six patents relating to DNA sequencing systems, labeled nucleotide products, and other technology. Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. On November 12, 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid. The jury awarded $48.5 million for this infringement. On January 6, 2014, the judge awarded prejudgment interest of approximately $12.5 million and additional post-interest on the full amount was also be awarded starting November 7, 2012 until the total award is satisfied.  The final award to the Company could have been reduced or subject to possible claims from third parties. On March 16, 2015, the Court of Appeals for the Federal Circuit vacated that judgment in a decision remanding the matter to the district court for further proceedings.  On February 22, 2016, the Connecticut District Court granted Applera’s motion for summary judgment of non-infringement.  The Company appealed that decision to the Court of Appeals in the Federal Circuit. There can be no assurance that the Company will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

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

On September 22, 2014, the Company and the U.S. Department of Justice reached a settlement agreement to resolve an investigation focused primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. During fiscal year 2014, the Company recorded a charge of $2.0 million in the statement of operations under legal settlements, net within the Clinical Labs segment. The settlement amount is being paid with interest over a five-year period. During fiscal year 2016, the Company accrued an additional $1.5 million, due to the Company’s achievement of certain financial milestones. As of January 31, 2017, the total liability for this settlement is $0.8 million, of which $0.4 million is included in other current liabilities and $0.4 million included in other liabilities.

On June 20, 2014, the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (formerly known as PerkinElmer Life Sciences, Inc.) (together, “PerkinElmer”), with respect to an action between the Company and PerkinElmer before the U.S. District Court, Southern District of New York, Case No 03-CV-3817. PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former attorney’s charging lien for fees allegedly owed for past services rendered to the Company. On December 3, 2015, the Company entered into a Settlement Agreement with the former attorney pursuant to which the Company and the former attorney resolved their respective claims against each other. During the three months ended January 31, 2016, the Company received a total of approximately $7.0 million from the escrow referred to above in accordance with the terms of the Settlement Agreement which was included in the statement of operations under Legal settlements, net within the Life Science segment in that period.

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

On May 16, 2016, the Company reached and finalized a settlement with Life Technologies Corporation in the amount of $24.3 million, net in an infringement action brought by the Company regarding its US Patents No. 6,992,180 and 7,064,197. On July 1, 2016, the Company reached and finalized a settlement with Illumina, Inc., in the amount of $14.5 million, net in an infringement action brought by the Company regarding US Patent No. 7,064,197. These cases were originally brought by the Company in the United States District Court for the District of Delaware. The settlements are included in the statement of operations under Legal settlements, net within the Life Science segment for the fiscal year ended July 31, 2016.

As of January 31, 2017, there are seven pending cases originally brought by the Company in the United States District Court for the District of Delaware alleging patent infringements against various companies. For the cases involving Gen-Probe/Hologic, Roche, and Becton Dickinson, the court has set a summary judgment argument hearing in April 2017, and trial dates in October, November and December 2017. For the case involving Abbott, the court has set summary judgment briefing deadlines through August 2017 but has not set a trial date. In another case involving Hologic, the court entered a scheduling order with fact and expert discovery deadlines through September 2018, a summary judgment hearing date in February 2019 and a trial date in May 2019. There can be no assurance that the Company will be successful in these litigations. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

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

Below are brief descriptions of each of our operating segments (See Note 11 in the Notes to Consolidated Financial Statements):

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

Results of Operations

Three months ended January 31, 2017 compared to January 31, 2016
(in 000s)

Comparative Financial Data for the Three Months Ended January 31,

	2017	2016	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$18,837	$17,523	$1,314	7
Product revenues	6,983	6,578	405	6

Royalty and license fee income	440	459	(19)	(4)
Total revenues	26,260	24,560	1,700	7

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	11,052	10,535	517	5
Cost of product revenues	3,520	3,206	314	10
Research and development	483	861	(378)	(44)
Selling, general and administrative	11,165	11,280	(115)	(1)
Provision for uncollectible accounts receivable	679	459	220	48
Legal fee expense	370	2,411	(2,041)	(85)
Legal settlements, net	—	(11,650)	11,650	**
Total costs, expenses and legal settlements, net	27,269	17,102	10,167	59

Operating income (loss)	(1,009)	7,458	(8,467)	**

Other income (expense):
Interest	79	(42)	121	**
Other	24	11	13	118
Foreign currency loss	(94)	(388)	294	76
(Loss) income before income taxes	$(1,000)	$7,039	$(8,039)	**

** not meaningful

Consolidated Results:

The “2017 period” and the “2016 period” refer to the three months ended January 31, 2017 and 2016, respectively.

Clinical laboratory services revenues for the 2017 period were $18.8 million compared to $17.5 million in the 2016 period, an increase of $1.3 million or 7%. The increase is attributed to molecular testing volume in women’s health markets and the addition of new accounts versus the 2016 period.

Product revenues for the 2017 period were $7.0 million compared to $6.6 million in the 2016 period, an increase of $0.4 million or 6%. The increase was due to higher product order volume in both the United States and foreign markets of $0.5 million and offset by the negative impact of foreign currency translation of $0.1 million.

The cost of clinical laboratory services during the 2017 period was $11.0 million as compared to $10.5 million in the 2016 period, an increase of $0.5 million or 5% primarily due to the volume increase in clinical laboratory services revenue from molecular testing.

The cost of product revenues during the 2017 period was $3.5 million compared to $3.2 million in the 2016 period, an increase of $0.3 million or 10% due to higher sales. The gross profit margin was 50% in the 2017 period and 51% in the 2016 period due to the mix of products sold.

Research and development expenses were $0.5 million versus $0.9 million in the 2016 period, a decrease of $0.4 million or 44%. The expense in the Therapeutics segment decreased $0.2 million due to the impact of an adjustment decreasing an obligation for clinical trial activity. The expense for the Life Sciences segment decreased $0.1 million due to lower compensation expense.

Selling, general and administrative expenses were approximately $11.2 million during the 2017 period versus $11.3 million during the 2016 period, a decrease of $0.1 million or 1%. The Clinical Lab segment expense increased $0.3 million due to compensation related costs. The Other segment expense decreased $0.5 million net, due to a decrease of $1.0 million in proxy expenses relating to our annual stockholders’ meeting in January 2017 as compared to the meeting in January 2016, partially offset by an increase of $0.5 million for salary related expenses.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was approximately $0.7 million in the 2017 period and $0.5 million in the 2016 period, an increase of $0.2 million. As a percentage of Clinical laboratory services, the provision for uncollectible accounts receivable relating to the Clinical Labs segment was 3.2% in the 2017 period and 2.7% in the 2016 period. The increase is due to the increase in genetic testing volume and the related higher self-pay patient responsibility balances.

Legal fee expense was $0.4 million during the 2017 period compared to $2.4 million in the 2016 period, a decrease of $2.0 million due to the timing of legal activity and related costs associated with on-going patent litigation where the Company is plaintiff. Legal fee expense in the 2016 period also included $0.4 million for contested proxy costs relating to our annual stockholders’ meeting in January 2016.

There were no legal settlements during the 2017 period. Legal settlements, net was $(11.7) million in the 2016 period. During the 2016 period the Company as plaintiff finalized and executed a settlement agreement with Agilent Technologies, Inc. relating to a patent infringement claim and collected proceeds held in escrow relating to the PerkinElmer, Inc. and Molecular Probes, Inc. settlements, totaling $13.2 million. The Company also recorded an additional charge of $1.5 million relating to the 2014 settlement with the U.S. Department of Justice, due to the achievement of certain financial milestones.

Segment Results:

Clinical Labs

Revenue from laboratory services for the 2017 period were $18.8 million compared to $17.5 million in the 2016 period. The increase of $1.3 million or 7% is attributed to increased molecular testing volume and the addition of new accounts. Cost of sales during the 2017 period was $11.0 million as compared to $10.5 million in the 2016 period, an increase of $0.5 million due to higher testing volume. Gross profit margin was 41% in the 2017 period and 40% in the 2016 period. As a percentage of revenues, the provision for uncollectable accounts increased to 3.2% as compared to 2.7% in the 2016 period and is due to the increase in genetic testing volume and the related higher self-pay patient responsibility balances. Income before taxes was $1.2 million for 2017 period as compared to loss before income taxes of $(0.7) million, a favorable change of $1.9 million. The 2016 period included a $1.5 million charge for the legal settlement with the U.S. Department of Justice, due to the achievement of certain financial milestones.

Life Sciences

Product revenues for the 2017 period was $7.0 million compared to $6.6 million in 2016, an increase of $0.4 million or 6% in the 2017 period due to increases in product sales of $0.5 million in both the United States and foreign markets and offset by the negative impact of foreign currency translation. The segment’s gross profit increased to $3.9 million in the 2017 period compared to $3.8 million in the 2016 period, due to the impact of higher product revenues. Income before taxes was $0.3 million for the 2017 period as compared to $13.2 million for the 2016 period, a decrease of $12.9 million. The 2016 period includes $13.2 million for patent litigation settlements previously described.

Therapeutics

The Therapeutics segment was breakeven in the 2017 period due to the impact of an adjustment decreasing an obligation for clinical trial activity, versus a loss before income taxes of approximately $0.2 million in the 2016 period.

Other

The Other segment’s loss before taxes for the 2017 period was approximately $2.6 million as compared to $5.2 million for the 2016 period, an improvement of $2.6 million. During the 2017 period, legal fee expense associated with on-going patent litigation declined $1.6 million partially offset by an increase of $0.5 million for salary related expenses. The 2016 period also included $1.5 million of consulting and legal fee expenses relating to contested proxy costs for our annual stockholders’ meeting which took place in January 2016.

Results of Operations

Six months ended January 31, 2017 compared to January 31, 2016
(in 000s)

Comparative Financial Data for the Six Months Ended January 31,

	2017	2016	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$37,395	$34,613	$2,782	8
Product revenues	14,409	14,265	144	1
Royalty and license fee income	740	859	(119)	(14)
Total revenues	52,544	49,737	2,807	6

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	21,948	20,867	1,081	5
Cost of product revenues	6,829	6,817	12	—
Research and development	1,305	1,728	(423)	(24)
Selling, general and administrative	22,639	21,505	1,134	5
Provision for uncollectible accounts receivable	1,348	1,163	185	16
Legal fee expense	742	4,012	(3,270)	(82)
Legal settlements, net	—	(18,450)	18,450	**
Total costs, expenses and legal settlements, net	54,811	37,642	17,169	46

Operating income (loss)	(2,267)	12,095	(14,362)	**

Other income (expense):
Interest	125	(82)	207	**
Other	143	65	78	120
Foreign currency loss	(455)	(518)	63	12
(Loss) income before income taxes	$(2,454)	$11,560	$(14,014)	**

** not meaningful

Consolidated Results:

The “2017 period” and the “2016 period” refer to the six months ended January 31, 2017 and 2016, respectively.

Clinical laboratory services revenues for the 2017 period were $37.4 million compared to $34.6 million in the 2016 period, an increase of $2.8 million or 8%. The increase is attributed to molecular testing volume in women’s health markets and the addition of new accounts versus the 2016 period.

Product revenues for the 2017 period were $14.4 million compared to $14.3 million in the 2016 period, an increase of $0.1 million or 1%. The increase was due to higher product order volume in both the United States and in foreign markets of $0.3 million and offset by the negative impact of foreign currency translation.

The cost of clinical laboratory services during the 2017 period was $22.0 million as compared to $20.9 million in the 2016 period, an increase of $1.1 million or 5% primarily due to the volume increase in clinical laboratory services.

The cost of product revenues was $6.8 million in both the 2017 and 2016 periods. The Life Sciences segment gross profit margin including royalty income was 55% in both the 2017 and 2016 periods.

Research and development expenses were $1.3 million versus $1.7 million in the 2016 period, a decrease of $0.4 million or 24%. The expense for the Therapeutics segment decreased $0.2 million due to the impact of an adjustment decreasing an obligation for clinical trial activity. The expense for the Life Sciences segment decreased $0.2 million due to lower compensation expense.

Selling, general and administrative expenses were approximately $22.6 million during the 2017 period versus $21.5 million during the 2016 period, an increase of $1.1 million or 5%. The Clinical Lab segment expense increased $0.9 million due to compensation related costs of $0.6 million, an increase in collection expenses for self-pay patient receivables of $0.2 million, and an increase of $0.1 million in miscellaneous administrative costs. The Other segment expense increased $0.2 million net due to increases for salary related expenses of $1.2 million, partially offset by a decrease of $1.0 million in proxy expenses relating to our annual stockholders’ meeting in January 2017 as compared to the meeting in January 2016.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was approximately $1.3 million in the 2017 period and $1.1 million in the 2016 period, an increase of $0.2 million. As a percentage of Clinical laboratory services, the provision for uncollectible accounts receivable relating to the Clinical Labs segment was 3.4% in both the 2017 and 2016 periods.

Legal fee expense was $0.7 million during the 2017 period compared to $4.0 million in the 2016 period, a decrease of $3.3 million due to the timing of legal activity and related costs associated with on-going patent litigation where the Company is plaintiff. Legal fee expense in the 2016 period also included $0.4 million for contested proxy costs relating to our January 2016 annual stockholders’ meeting.

There were no legal settlements during the 2017 period. Legal settlements, net were $(18.5) million in the 2016 period. During the 2016 period the Company as plaintiff finalized and executed settlement agreements with Affymetrix and Agilent Technologies, Inc. relating to patent infringement claims and collected proceeds held in escrow relating to the PerkinElmer, Inc. and Molecular Probes, Inc. settlements, totaling $20.0 million. The Company also recorded an additional charge of $1.5 million relating to the 2014 settlement with the U.S. Department of Justice, due to the achievement of certain financial milestones.

Segment Results:

Clinical Labs

Revenue from laboratory services for the 2017 period were $37.4 million compared to $34.6 million in the 2016 period. The increase of $2.8 million is attributed to increased molecular testing volume and the addition of new accounts. Cost of sales during the 2017 period was $22.0 million as compared to $20.9 million in the 2016 period, an increase of $1.1 million due to higher testing volume. Gross profit margin was 41% in the 2017 period and 40% in the 2016 period. As a percentage of revenues, the provision for uncollectable accounts was 3.4% for the 2017 and 2016 period. Income before taxes was $2.3 million for 2017 period as compared to breakeven in the 2016 period, an increase of $2.3 million. The 2016 period includes an additional $1.5 million charge for the legal settlement with the U.S. Department of Justice, due to the achievement of certain financial milestones.

Life Sciences

Product revenues for the 2017 period were $14.4 million compared to $14.3 million in the 2016 period, an increase of $0.1 million or 1%. The increase is due to higher product sales of $0.3 million in the United States and foreign markets and the negative impact of foreign currency translation. The segment’s gross profit was $8.3 million in both the 2017 and 2016 periods. Due to lower depreciation of foreign currencies versus the US dollar, in particular the British pound in the 2017 period versus the 2016 period, the foreign currency loss was $0.4 million compared to a loss of $0.5 million in the 2016 period, a favorable change of $0.1 million in the 2017 period. Income before taxes was $0.8 million for the 2017 period as compared to $20.7 million for the 2016 period, a decrease of $19.9 million. The 2016 period includes $20.0 million for patent litigation settlements previously described.

Therapeutics

The Therapeutics segment’s operating loss before income taxes was approximately $0.2 million and $0.4 million in the 2017 and 2016 periods, respectively, a decrease of $0.2 million due to the impact of an adjustment decreasing an obligation for clinical trial activity.

Other

The Other segment’s operating loss before taxes for the 2017 period was approximately $5.4 million as compared to $8.7 million for the 2016 period, an improvement of $3.3 million. During the 2017 period, legal fee expense associated with on-going patent litigation declined $2.9 million and interest income increased $0.2 million, partially offset by an increase in salary related expenses $1.2 million. The 2016 period also included $1.5 million of consulting and legal fee expenses relating to contested proxy costs for the 2016 period’s annual stockholders’ meeting.

Liquidity and Capital Resources

At January 31, 2017, the Company had cash and cash equivalents of $62.4 million of which $0.6 million was in foreign accounts, as compared to cash and cash equivalents of $67.8 million, of which $0.5 million was in foreign accounts at July 31, 2016. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $69.3 million at January 31, 2017 compared to $70.8 million at July 31, 2016. The decrease in working capital of $1.5 million was primarily due to the period loss and net changes in operating assets and liabilities.

Net cash used in operating activities as of January 31, 2017 was approximately $2.8 million as compared to cash provided by operating activities of $20.1 million in fiscal 2016, a decrease of approximately $22.9 million. The decrease is largely due to $18.5 million in net legal settlements included in the 2016 period and net changes in assets and liabilities.

Net cash used in investing activities in fiscal 2017 and 2016 was approximately $0.7 million and $0.9 million, respectively, which consists of capital expenditures.

Net cash used in financing activities in fiscal 2017 was approximately $1.8 million as compared to $0.2 million in fiscal 2016. The change of $1.6 million is mainly due to the expiration and repayment of our credit agreement of $1.6 million.

On June 7, 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and MidCap Financial Services, LLC (formerly Healthcare Finance Group, LLC). The Credit Agreement expired and was repaid in full on December 7, 2016.

The Company continued to review all operating units to further reduce annual operating expenditures in fiscal 2017. Revenues and operating results at the Clinical Labs segment improved, and revenues for the Life Sciences segment increased slightly versus fiscal 2016. If Life Sciences segment revenues were to significantly decline, it could be required to record impairments of its intangible assets, which last occurred in fiscal 2012. The Company believes that its current cash and cash equivalents level, and utilization of the Controlled Equity Offering program if necessary, as disclosed in Form 10-K Note 10 to the financial statements are sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of our Form 10-K for the year ended July 31, 2016, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Three months ended January 31, 2017		Three months ended January 31, 2016
Revenue category
Third-party payer	$10,773	57%	$10,105	58%
Patient self-pay	2,772	15	3,524	20
Medicare	2,796	15	2,756	16
HMO’s	2,496	13	1,138	6
Total	$18,837	100%	$17,523	100%

	Six months ended January 31, 2017		Six months ended January 31, 2016
Revenue category
Third-party payer	$20,966	56%	$19,798	57%
Patient self-pay	5,875	16	6,763	20
Medicare	5,631	15	5,753	17
HMO’s	4,923	13	2,299	6
Total	$37,395	100%	$34,613	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Note 12 in the Notes to Consolidated Financial Statements.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 39% and 31% of the Clinical Labs segment net revenue for the three months ended January 31, 2017 and 2016 respectively, and 37% and 30% for the six months ended January 31, 2017 and 2016, respectively.

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

During the three months ended January 31, 2017 and 2016, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 82.8% and 84.2%, respectively, of gross billings. During the six months ended January 31, 2017 and 2016, the contractual adjustment percentages, determined using current and historical reimbursements statistics, were 83.4% and 84.3%, respectively; the decrease is due to the increase in molecular testing performed. In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of molecular tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $2.3 million and $2.2 million for the six months ended January 31, 2017 and 2016, and a change in the net accounts receivable of approximately $0.6 million as of January 31, 2017.

Our clinical laboratory financial billing system records gross billings using a standard fee schedule for all payers and does not record contractual adjustment by payer at the time of billing. Therefore, we are unable to quantify the effect contractual adjustments recorded during the current period have on revenue recorded in a previous period. However, we can reasonably estimate our monthly contractual adjustment to revenue on a timely basis based on our quarterly review process, which includes:

•	an analysis of industry reimbursement trends;

•	an evaluation of third-party reimbursement rates changes and changes in reimbursement arrangements with third-party payers;

•	a rolling monthly analysis of current and historical claim settlement and reimbursement experience statistics with payers; and

•	an analysis of current gross billings and receivables by payer.
28

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At January 31, 2017, and July 31, 2016, approximately 73% and 71%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York and New Jersey medical communities.

The Life Sciences segment’s accounts receivable, of which $0.9 million or 22% and $1.2 million or 29% represents foreign receivables as of January 31, 2017 and July 31, 2016, includes royalty receivables of $0.5 million, as of January 31, 2017 and July 31, 2016, from Qiagen Corporation.

Net accounts receivable

Billing category	As of January 31, 2017		As of July 31, 2016
Clinical Labs
Third party payers	$6,574	59%	$5,738	55%
Patient self-pay	1,928	17	1,676	16
Medicare	1,492	13	1,609	16
HMO’s	1,202	11	1,341	13
Total Clinical Labs	11,196	100%	10,364	100%
Total Life Sciences	4,159		4,228
Total accounts receivable	$15,355		$14,592

Changes in the Company’s allowance for doubtful accounts are as follows:

	January 31, 2017	July 31, 2016

Beginning balance	$3,517	$1,786
Provision for doubtful accounts	1,348	2,336
Write-offs, net	(1,184)	(605)
Ending balance	$3,681	$3,517

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

As at January 31, 2017 and 2016, the Company recategorized to collections customers whose accounts receivable had been outstanding more than 210 days. The Company fully reserves through its contractual allowances amounts that have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company’s collection experience on Medicare receivables beyond 210 days has been insignificant. The Company adjusts the historical collection analysis for recoveries, if any, on an ongoing basis.

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

The allowance for doubtful accounts as a percentage of total accounts receivable at January 31, 2016 and July 31, 2016 was 19.3% and 19.4%, respectively. During the 2017 period a higher allowance was required due to the volume increase in genetic testing.

The following table indicates the Clinical Labs aged gross receivables by payer group which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments.

As of January 31, 2017	Total	%	Third Party Payers	%	Self-Pay	%	Medicare	%	HMO’s	%
1-30 days	$29,895	51	$18,712	47	$3,907	47	$3,951	59	$3,325	92
31-60 days	8,701	15	5,492	14	2,278	27	766	11	165	5
61-90 days	5,082	9	3,248	8	1,212	15	530	8	92	2
91-120 days	3,868	7	2,768	7	629	8	452	7	19	1
121-150 days	2,616	4	2,018	5	192	2	403	6	3	—
Greater than 150 days*	8,117	14	7,371	19	138	1	599	9	9	—
Totals	$58,279	100%	$39,609	100%	$8,356	100%	$6,701	100%	$3,613	100%

As of July 31, 2016	Total	%	Third Party Payers	%	Self-Pay	%	Medicare	%	HMO’s	%
1-30 days	$29,091	49	$18,020	43	$3,138	41	$4,945	72	$2,988	98
31-60 days	9,081	15	6,176	15	2,253	29	625	9	27	1
61-90 days	6,364	11	3,947	9	1,987	26	402	6	28	1
91-120 days	4,025	7	3,339	8	325	4	354	5	7	—
121-150 days	3,546	5	3,279	7	1	—	261	4	5	—
Greater than 150 days**	7,666	13	7,427	18	(57)	—	292	4	4	—
Totals	$59,773	100%	$42,188	100%	$7,647	100%	$6,879	100%	$3,059	100%

*	Total includes $5,016 fully reserved over 210 days as of January 31, 2017.
**	Total includes $3,115 fully reserved over 210 days as of July 31, 2016.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at January 31, 2017, our assets and liabilities would decrease by $0.5 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $0.8 million and $0.3 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.2 million on an annual basis.

Interest Rate Risk

As of January 31, 2017, we have fixed interest rate financing on transportation and equipment leases.

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

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2016 filed with the Securities and Exchange Commission, other than as noted in Note 12 to the Consolidated Financial Statements as of January 31, 2017.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: March 13, 2017	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

