Form 10-K
period 2017-07-31
ENZO BIOCHEM INC
filed 2017-09-27
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting rompany ☐	Emerging growth company ☐

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes ☐    No    ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $287,683,000 as of January 31, 2017.

The number of shares of the Company’s common stock, $.01 par value, outstanding at September 18, 2017 was 46,547,898.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 5, 2018 are incorporated by reference into Part III of this annual report.

PART I

Item 1. Business

Overview

Enzo Biochem, Inc. (the “Company” “we”, “our” or “Enzo”) is an integrated diagnostic bioscience company focusing on delivering and applying advanced technology capabilities to produce affordable reliable products and services to allow our customers to meet their clinical needs. We develop, manufacture and sell our proprietary technology solutions and platforms to clinical laboratories, specialty clinics and researchers and physicians globally. Enzo’s structure and business strategy represent the culmination of years of extensive planning and work.  The Company now has the unique ability to offer low cost, high performance products and services in molecular diagnostics, which ideally positions it to capitalize on the reimbursement pressures facing diagnostic labs. Our pioneering work in genomic analysis coupled with our extensive patent estate and enabling platforms have positioned the Company to continue to play an important role in the rapidly growing molecular medicine marketplaces.

Enzo technology solutions and platforms and unique operational structure are designed to reduce overall healthcare costs for both government and private insurers. Our proprietary technology platforms reduces our customers’ need for multiple, specialized instruments, and offer a variety of high throughput capabilities together with a demonstrated high level of accuracy and reproducibility. Our genetic test panels are focused on large and growing markets primarily in the areas of personalized medicine, women’s health, infectious diseases and genetic disorders.

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

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprised of 336 issued patents worldwide, and over 151 pending patent applications, along with extensive enabling technologies and platforms.

Operating Segments

We are comprised of three interconnected operating segments which have evolved out of our core competencies involving the use of nucleic acids as informational molecules and the use of compounds for immune modulation and augmented by the previous acquisitions of a number of related companies. Information concerning sales by geographic area and business segments for the years ended July 31, 2017, 2016 and 2015 is located in Note 15 in the Notes to Consolidated Financial Statements.

Below are brief descriptions of each of our operating segments:

Enzo Clinical Labs is a clinical reference laboratory providing a wide range of clinical services to physicians, medical centers, other clinical labs and pharmaceutical companies. The Company believes having a CLIA-certified and a College of American Pathologists (“CAP”) accredited medical laboratory located in New York provides us the opportunity to more rapidly introduce cutting edge products and services to the clinical marketplace. Enzo Clinical Labs offers an extensive menu of molecular and other clinical laboratory tests and procedures used in patient care by physicians to establish or support a diagnosis, monitor treatment or medication, and search for an otherwise undiagnosed condition. Our laboratory is equipped with state-of-the-art communication and connectivity solutions enabling the rapid transmission, analysis and interpretation of generated data. We operate a full service clinical laboratory in Farmingdale, New York, a network of over 30 patient service centers throughout New York, New Jersey and expanding into Connecticut, a free standing “STAT” or rapid response laboratory in New York City and a full service phlebotomy, in-house logistics department, and an information technology department. Given our license in New York State, we are able to offer testing services to clinical laboratories and physicians in the majority of states nationwide.

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

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. Enzo Therapeutics has focused its efforts on developing treatment regimens for diseases and conditions for which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 101 patents and patent applications.

The Company’s primary sources of revenue have historically been from the clinical laboratory services provided to the healthcare community and product revenues, royalty and licensing of Enzo Life Sciences’ products utilized in life science research. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2017, 2016 and 2015 (in thousands and percentages):

Fiscal year ended July 31,	2017		2016		2015

Clinical laboratory services	$77,407	72%	$70,915	69%	$63,414	65%
Product revenues	29,192	27	30,337	30	31,690	32
Royalty and license fee income	1,205	1	1,521	1	2,495	3
Total	$107,804	100%	$102,773	100%	$97,599	100%

Markets

Clinical diagnostics

The U.S. clinical diagnostics market has been reported by industry sources to be greater than $25 billion annually and over $60 billion worldwide. It is comprised of a broad range of tests based on clinical chemistry, microbiology, immunoassays, genomics, proteomics, gene expression profiling blood banking, and cancer screening assays through histology as well as newer body fluid based approaches. Many of these tests employ traditional technologies such as cell culture technologies.

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

Molecular diagnostics have many advantages over the traditional technologies. Since gene-based diagnostics focus on the identification of diseases at the molecular level, they can identify the presence of the disease at its earliest stage of manifestation in the body. These tests provide results more rapidly, are applicable to a broad spectrum of microorganisms and can easily be automated in a multiplex platform.

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
3

Diagnostic Products and Tools

There is a large and growing global demand by biomedical and pharmaceutical researchers for research and diagnostic tools that both facilitate and accelerate the generation of biological information. This demand can be met by gene and protein target based diagnostics for which a variety of formats, or tools, have been developed that enable researchers to study biological pathways. These tools can identify mutations in gene sequences and variations in gene expression levels that can lead to disease, or they can quantify biomarkers that provide insight into disease and potential therapeutic solutions. These techniques use instruments including DNA sequencing and genotyping instruments, microarrays, fluorescent microscopes, high content screening systems, flow cytometers and plate readers. Common among these instruments is the need for reagents that allow the identification, quantification and characterization, of interactions of specific genes or nucleic acid sequences, proteins, cells and other cellular structures and organelles.

We believe this market will continue to grow as a result of:

•	long term commitment to research spending by academic, government and private organizations to determine the function and clinical relevance of the gene sequences and proteins that have been identified by genomics research,

•	development of commercial applications based on information derived from this research and,

•	on-going advancements in tools that accelerate these research and development activities.

Therapeutics

We believe our core technologies have broad diagnostic and therapeutic applications. We have focused our efforts on discovering how best to treat pathologies associated with bone or metabolic control, and immune-mediated diseases. Although the causes of disorders such as Crohn’s disease, autoimmune uveitis and non-alcoholic steatohepatitis (NASH) remain unknown, various features suggest immune system involvement in their pathogenesis.

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

Strategy

Our objective is to develop and manufacture high value affordable and reliable molecular diagnostic products and services using our proprietary technologies to allow our customers to meet their clinical needs. Our proprietary technology platforms, if successful, will alter the existing business models and improve economics across the healthcare industry. Our strong intellectual property estate provides freedom to operate and compete in a rapidly growing molecular diagnostic healthcare marketplace.

We believe our expertise in developing and marketing proprietary technology platforms uniquely positions Enzo to provide products and services that will change the fundamental relationship between molecular diagnostic companies and clinical laboratories. Our technology platforms will provide economic and market optionality to use Enzo’s products and services for margin improvement. As such, clinical laboratories will be able to compete and enter into markets that until now have been out of reach due to poor economics as a result of high costs of reagents and equipment rental arrangements from molecular diagnostic companies coupled with lower reimbursement from governmental and commercial healthcare companies.

Our objective allows clinical laboratories to purchase low cost reagents or kits to be run on open system platforms already in use in their labs, or use Enzo as a low cost reference laboratory. Enzo’s integrated business model not only provides benefits to clinical laboratories but also to insurance providers who will benefit from more clinical laboratories able to compete for testing services with national laboratories.

In addition to selling these highly effective and compatible platforms and their assays, we are positioning ourselves as a reference lab for independent labs nationwide primarily by offering lower cost reference services.

Our commitment to utilizing our proprietary technologies to develop clinically relevant diagnostics, while helping to relieve the cost pressures that independent laboratories are bearing is core to our strategy.  It underscores the progress we are achieving in our strategy of utilizing Enzo’s integrated structure to produce diagnostic products and services relevant to today’s dynamic and challenging healthcare marketplace.

By developing a broad technology base, Enzo has positioned the Company for a robust flow of products and services that will provide medically relevant, cost effective solutions easily adaptable to the workflow of the clinical laboratory, and its ability to do so is based on several factors, including:

•	The Company’s integrated structure that enables it to internally develop and advance products seamlessly from innovation through commercialization validation via recent patent settlements of Enzo’s intellectual property strength and ownership of basic patents that provide an economic advantage.
•	In a steadily declining reimbursement environment the unique ability to deliver high performance, easily adaptable products and services that are also cost effective for independent labs as well as Enzo’s own clinical lab.
•	Ample finances with which to execute and follow through on the Company’s integrated strategy.

Increase investment in research and development & product development

We are increasing our research and development efforts to develop new leading edge solutions in the rapidly growing molecular diagnostic market place. Current technology platforms under development include:

•	AMPIPROBE® – easily adaptable, affordable, real time DNA amplification and detection
•	FLOWSCRIPT® – enhanced flow cytometry for single cell analysis
•	Enhanced Immunohistochemistry – moving Pathology to the next generation
•	Enhanced Immunoassays – pushing sensitivity to expand immunoassay applications
•	Polyview Plus® - optimized reagents for clear, consistent IHC and ISH results

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

We have already introduced the first product using our FLOWSCRIPT® platform technology for the identification of gene expression in clinical samples in detection of mRNA from Human papillomavirus (HPV) oncogenes, E6 and E7. Overexpression of these HPV oncogenes promotes the growth of malignant cells leading to the development of cervical cancer. The FLOWSCRIPT® technology platform is a proprietary, flow cytometry-based, molecular detection system for the multiplex analysis of cell function and identity, and was developed by cross-functional teams at Enzo. The HPV E6/E7 assay is the first product to utilize this novel platform. Analysis is performed on a small volume of a liquid cytology specimen and can thus be easily incorporated as a reflex test measure following abnormal Pap smear results. The assay, and the platform on which it is based, allows for the simultaneous analysis of several different genes expressed in every cell in a given sample. In this manner, it is possible to produce clinically relevant data at the single cell level. Unlike other assays that study mRNA expression, FLOWSCRIPT® assays are performed by a homogeneous system that eliminates washing steps that can reduce fluctuation of results. Additionally, the assay’s use of external control improves run-to-run consistency. As a result, both hands on time and the number of steps are reduced, allowing for improved economics. In data presented at a 2015 pathology conference in Italy, Enzo’s assay was shown to produce reliable and consistent results near the limit of assay detection. Furthermore, Enzo anticipates applying this platform to a multiplicity of uses such as the study of other cancers, the evaluation of an individual immune state as well as products targeted to the drug development market, among others.

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

Exploit our marketing and distribution infrastructure

Enzo Life Sciences has developed its sales and marketing infrastructure to directly service its end users such as clinical laboratories, researchers and pharmaceutical companies, while simultaneously positioning the Company for targeted product line expansion. Our global sales, marketing, manufacturing, product development and distribution infrastructure, have now been integrated and consolidated into a single global business. Enzo Life Sciences operates, under its own name, worldwide through wholly owned subsidiaries (in USA, Switzerland, Benelux, Germany, and the UK), a branch office in France and a network of third party distributors in most other significant markets worldwide. Our comprehensive product portfolio allows us to deliver integrated solutions to basic researchers, drug developers and clinical researchers around the globe. Our research allows us to provide solutions in all key research areas including: Genomics, Cell Biology, Immunoassays, and in a multitude of applied research markets including: Bioprocess, Personal Care, Cancer Research, and Neuroscience to name a few.

Expand and protect our intellectual property estate

Since our inception, we have followed a strategy of creating a broad encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During Fiscal 2017, we were issued 49 patents and expanded our patent estate in the area of nucleotides, amplification, labelling and detection, among others.

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

The Company’s development pipeline includes an extensive line of assays for detection of numerous women’s health infectious agents as well as for the identification of other pathogens.  The Company is also developing a proprietary line of products designed to aid pathologists in differentiating the characteristics of various tumors from biopsy specimens.  The Company’s molecular products and services are targeted at a market currently estimated to be in excess of $10 billion annually.

During fiscal 2016 and more recently, we successfully gained New York State Department of Health approval for a number of key products based on Enzo’s proprietary technology platforms. On November 17, 2015, we announced approval of AMPIPROBE® HCV Assay for the quantitative detection of Hepatitis C. This assay is based on the proprietary nucleic acid amplification and detection technology platform which was the first in a line of products to be developed at Enzo to address the critical needs of the molecular diagnostics market and serves as validation of Enzo’s unique business strategy and structure.

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

On June 8, 2017, we were granted conditional approval for three additional women’s health related molecular diagnostic tests for use with the Company’s versatile and economic AMPIPROBE® platform. Approval was given for a real-time PCR-based method for qualitative detection of Neisseria gonorrhoeae, Chlamydia trachomatis and Trichomonas vaginalis in vaginal swab specimens. The Company’s AMPIPROBE®-based pipeline includes an extensive line of assays for identification of additional women’s health infectious diseases as well as for the quantification of viral load in serum or plasma specimens. This proprietary technology platform is the foundation of our ever-increasing line of medically relevant, cost-effective and easily adaptable solutions for clinical laboratories.

These assays are an important addition to Enzo’s expanding line of women’s health products, while also helping to solidify Enzo’s position as a leading full service women’s health lab.

Products in the Company’s development pipeline include an extensive line of assays for detection of numerous women’s health infectious agents as well as for use in the identification of pathogens for other markets.  The Company also reported that it expects to roll-out a line of products designed to aid pathologists in distinguishing the characteristics of various tumors from biopsy specimens using technology developed by Enzo scientists.  The Company’s molecular products are targeted at a market estimated to be in excess of $10 billion worth of laboratory service revenue.

Enzo is committed to delivering a robust line of products and services that will provide medically relevant, cost effective solutions that are easily adaptable to the workflow of clinical laboratories.  The Company’s integrated Life Science and Clinical Lab structure continues to be instrumental in its ability to seamlessly develop and advance products from innovation and manufacturing in our life sciences group and validation and commercialization through our clinical laboratory. Our product development activity and pipeline include the following products:

	Expected Availability (1)	Platform
HPV E6/E7 Detection	Available	FLOWSCRIPT® GENE EXPRESSION
HCV Viral Load	Available	AMPIPROBE® REAL-TIME AMPLIFICATION AND DETECTION
Cardiac Marker	Available	BIOCHEMICAL ASSAY
Fertility Assay	Q3 2018	ENHANCED IMMUNOASSAY
Women’s Health Panel	Q1 2018	AMPIPROBE® REAL-TIME AMPLIFICATION AND DETECTION
HBV Viral Load	2018	AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION
HIV Viral Load	2018	AMPIPROBE® REAL-TIME AMPLIFICATION AND DETECTION
IHC/ISH Detection	Available	ENHANCED DETECTION
FISH	2018	DEEPSEE™
CGH	Available	CYTAG®
TH1/TH2	In development	ENHANCED IMMUNOASSAY
Cancer AB Panel	2018	AMPIFLOW™ ENHANCED DETECTION LABEL
Cancer Marker Panel	In development	FLOWSCRIPT® GENE EXPRESSION
HPV High Risk Panel	In development	AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION
HSV/VZV	2019	AMPIPROBE®REAL-TIME
(1)	There can be no assurances these products can be successfully developed within these timeframes or available on these dates.

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

We have developed AMPIPROBE® a broad technology base for the labelling, detection, amplification and formatting of nucleic acids for gene analysis which is supported by our significant proprietary position in these fields. This and other proprietary technologies are the building blocks of our Molecular Diagnostic platforms.

Amplification

In the early stages of infection, a pathogen may be present in very small amounts and consequently may be difficult to detect. Using DNA amplification, samples can be treated to cause a pathogen’s DNA to be replicated, or amplified, to detectable levels. We have developed a proprietary amplification process for multicopy production of nucleic acids, as well as proprietary techniques for amplifying the signals of our probes to further improve sensitivity. Our amplification technologies are particularly useful for the early detection of very small amounts of target DNA. We have also developed isothermal amplification procedures that can be performed at constant temperatures, unlike polymerase chain reaction (PCR) the most commonly used method of target nucleic acid amplification. These platform technologies could thus potentially lead to assays with advantages over PCR-based tests which require expensive heating and cooling systems or specialized heat-resistant enzymes. Moreover, our AMPIPROBE® Nucleic Acid Amplification Platform, because of the reduced amount of starting material needed for analysis, may lead to a next-generation of molecular diagnostics that can impart higher sensitivity at a lower cost than currently available assays.

Flow Cytometry

We have developed and launched our first product using our proprietary FLOWSCRIPT® platform using flow cytometry to analyse messenger RNA ( mRNA) transcript expression in individual cells in a mixed cell population. By studying whether a gene or a set of genes is turned on or off, it is possible to obtain clinically relevant information at the single cell level. Our first product, the FLOWSCRIPT® HPV E6/E7 Assay, examines the levels of E6/E7 mRNA transcripts from multiple high risk types which account for over 95% of cervical cancers. We are planning to develop and introduce other products based on this platform technology in the future for applications such as immune-mediated disorders, metabolic disorder patient monitoring, and other cancers.

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

Formats

There are various processes, or formats, for performing probe-based tests. In certain formats, the probe is introduced to a target sample affixed to a solid matrix; in others, the probe is combined with the sample in solution (homogeneous assay). Solid matrix assays include: in situ assays in which the probe reaction takes place directly on a microscope slide; dot blot assays in which the target DNA is fixed to a membrane; and microplate and microarray assays in which the DNA is fixed on a solid surface, and the reaction can be quantified by instrumentation.

Therapeutic Platform Development

Cell Signalling Pathway

One area of Enzo’s therapeutic platform development is related to the development of pharmaceutical agents that affect protein-protein interactions. Over the past several years, our scientists and collaborators have unlocked the secrets of a major cell signalling pathway thus producing a means to modify biological activity in a number of physiological systems.

Further investigation into the design and control of this system has allowed our scientists and their collaborators to determine the structure of key regulatory proteins and to identify active sites that can then become targets for Enzo’s proprietary technology generating system. Our technology is capable of generating active compounds that range from orally delivered small molecules to peptides, oligonucleotides and antibodies. We have performed pioneering work on the structure and function of lipoprotein receptor-related protein (LRP) and its ligands, developed a screening technology to identify active compounds, and synthesized proprietary molecules capable of producing biological effects in cell-based systems and animal models of disease. Specifically, this system allows the Company to:

•	generate biological, genetic, and structural information concerning LRP;

•	determine the structure of LRP docking sites of its ligands;

•	identify the functionally important residues via site-directed mutagenesis;
9

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

Clinical Laboratory Services

We operate a regional clinical laboratory that offers extensive diagnostic services to the New York and New Jersey medical communities. As part of our ongoing strategic growth plan have recently expanded service to Connecticut. Our clinical laboratory testing is utilized by physicians as an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing or anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues and other samples, such as human cells. Many clinical laboratory tests are considered routine and can be performed by most commercial clinical laboratories.

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

For fiscal years ended July 31, 2017, 2016 and 2015, respectively, approximately 72%, 69% and 65% of the Company’s revenues were derived from the clinical laboratory. Revenues, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2017, 2016 and 2015 were approximately 16%, 16% and 19% respectively, of the clinical laboratory segment’s total revenue. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. Other than the Medicare program, revenues from UnitedHealthcare and Oxford Health Plan represented approximately 39%, 30% and 28% of the Clinical Labs segment’s net revenue for the fiscal year ended July 31, 2017, 2016 and 2015, respectively.

At July 31, 2017 and 2016, approximately 75% and 71% for each year of the Company’s net accounts receivable was derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its third party payers that insure individuals. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

Gross billings are based on a standard fee schedule we set for self-payers, all third party payers, including Medicare, health maintenance organizations (“HMO’s) and managed care providers and expanding institutional relationships with direct billing. We adjust the contractual adjustment estimate quarterly, based on our evaluation of current and historical settlement experience with payers, industry reimbursement trends, and other relevant factors. The other relevant factors that affect our contractual adjustment include the monthly and quarterly review of: 1) current gross billings and receivables and reimbursement by payer, 2) current changes in third party arrangements, and 3) the growth of in-network provider arrangements and managed care plans specific to our Company. The clinical laboratory industry is characterized by a significant amount of uncollectible accounts receivable related to the inability to receive accurate and timely billing information in order to forward it on to the third party payers for reimbursement, and the inaccurate information received from the covered individual patients for unreimbursed unpaid amounts.

Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies and the Federal Medicare Program, all of which have different requirements. In both New York and New Jersey, the law prohibits the Company from billing the ordering physician. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures add further complexity to the billing process. We depend on the ordering physician to provide timely, accurate billing demographic and diagnostic coding information to us. Additional factors complicating the billing process include:

•	pricing differences between our standard gross fee schedules and the reimbursement rates of the payers;

•	disputes with payers as to which party is responsible for payment;

•	disparity in coverage and information requirements among various payers; and
•	differences in medical policies established by various payers.

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

The established Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.9% for five years beginning in 2010 and also includes a productivity adjustment which reduces the Consumer Price Index (“CPI”) market basket update beginning in 2011. Based on these calculations, the Medicare Fee Schedule was decreased in calendar year 2014 by 0.75%, was unchanged in calendar 2016 and 2017. Under the Patient Protection and Affordable Care Act, expansion in the pool of covered lives may expand the market for clinical diagnostic testing while at the same time various policies aimed at reducing cost or bundling care may reduce the rates paid for such services, the net impact of these factors on the market for our tests is not clear. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning in 2018, Medicare payments for clinical laboratory services will be paid based upon private payer rates as reported by clinical laboratories across the US replacing the current system which is based upon fee schedules derived from historical charges for tests from approximately 30 years ago. The final regulation to implement Medicare laboratory payment reform was released on June 17, 2016 by CMS. Since Enzo’s clinical lab receives more than 50% of its total Medicare revenue from the Part B Clinical Laboratory Fee Schedule and the Physician Fee Schedule and receives more than $12,500 in Medicare revenues per year, we are considered an “applicable laboratory”, and as such, must report private payor fee reimbursements for the period January 1, 2016 to June 30, 2016 to CMS by March 31, 2017. This data will be aggregated and utilized as the basis for the 2018 fee schedules that will be finalized in November 2017. At this time, the impact of the new payment system on rates for tests we perform or our customers’ tests that may use our products is not clear at this time.

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

Life Sciences

Enzo Life Sciences is a manufacturer of labelling and detection technologies from DNA to whole cell analysis. Enzo’s products are backed by innovative technology platforms and a deep patent portfolio.  With 40 years of experience, Enzo Life Sciences continues to provide integrated solutions drug development, pipeline basic research, drug discovery, quality control in drug development and diagnostics. Enzo Life Sciences offers a broad range of high-quality products to advance research including proteins, antibodies, peptides, small molecules, labelling probes, dyes, and kits.  Enzo Life Sciences operates in a highly competitive and price-sensitive marketplace and is repositioning itself by narrowing its product mix to concentrate on improved profitability, while also adding staff who are more experienced in operations. We have become a specialized assay supplier as part of our integrated strategic plan to deliver highly efficient, cost-effective diagnostics and assays for our own use and to sell to independent labs. With direct sales operations in the US, Switzerland, Germany, UK, France, and Benelux, Enzo Life Sciences also supports its products through a global network of dedicated distributors.

With a passion for genomics, Enzo was the first to develop non-radioactive labelling of nucleic acids. This technique was instrumental in the development of today’s genomic analysis market. Our pioneering research in genetic modification medicine was the first to recognize that nucleic acids could be used as therapeutics. Our innovations in the detection of nucleic acids in solutions and solid matrices led to the development of technology platforms such as hybrid capture, as well as fluorescent and chromogenic in situ hybridization. Enzo remains at the forefront of target amplification technologies critical in the detection of infectious agents, cancer markers, and genotyping. Our work in the genomic space has resulted in technologies in gene expression and immune system regulation, which opened the door for the well-known molecular diagnostics assays used today.

The products supplied by Enzo Life Sciences include small molecules, proteins, antibodies, peptides, probes, assay kits and custom services. Our comprehensive portfolio of high quality reagents and kits in key research areas are sold to scientific experts in the following fields:

Adipokines	Interferons
Antibiotics	In situ Hybridization
Autophagy/Apoptosis/Cell Death	Kinases/Inhibitors
Biologically Active Peptides	Leukotrienes/Prostaglandins/Thromboxanes
Bone Metabolism	Microarray Labeling
Cancer Research	Multidrug Resistance
Cell Death	Natural Products/Antibiotics
Cell Cycle	Neuroscience Research
Chemokines/Cytokines	Nitric Oxide Pathway
Cytoskeletal Research	Nuclear Receptors
Dependence Receptors	Oxidative Stress
DNA Fragmentation/Damage/Repair	Protein Aggregation
DNA Regulation	Proteosome/Ubiquitin
Epigenetics	Receptors
FISH	Signal Transduction
Growth Factors/Cytokines	Stem Cell/Cell Differentiation
Hypoxia	Stress Proteins/Heat Shock Proteins
Immunology	Toxicology
Immunohistochemistry	TNF/TNF Receptor Superfamily
Viral Signaling	Transcription Factors
Inflammation/Innate Immunity	WNT Research

Enzo Life Sciences maintains acquired brands including Alexis, Biomol International, Assay Designs, and Stressgen. Enzo strategically uses these brands to complete our product portfolio, allowing us to offer complete solutions to researchers in all fields. These brands are complementary to our core expertise in genomics and molecular biology. The Company intends to maintain the rights to the acquired brands which have long product histories. The Company believes the emphasis on the Enzo Life Sciences brand will result in stronger and clearer brand awareness and allow the Company to execute the sale of higher value products and promote more products into the drug development, clinical research and diagnostic markets.

Axxora.com -“The Reagents Marketplace”, Thousands of Reagents, One Marketplace Axxora.com is a proven distribution platform for original manufacturers of innovative research reagents. An increasing number of researchers use our unique marketplace to connect with over 40 specialty manufacturers and gain access to over 40,000 products.

Research and Development

Our principal research and development efforts are directed toward developing innovative new clinical research and diagnostic platforms, and selective expansion of our research product lines, given our manufacturing and distribution capability. We have developed our core research expertise in the life sciences field as a result of over 40 years of dedicated focus in this area. We conduct our research and other product development efforts through internal research and collaborative relationships.

In the fiscal years ended July 31, 2017, 2016 and 2015, the Company incurred costs of approximately $2.9 million, $3.5 million and, $3.4 million, respectively, for research and development activities. During fiscal 2017, the Company’s research and development program was refocused to areas that had greater opportunity in molecular diagnostics and immunology chemistry to maximize revenues.

Internal Research Programs

Our professional staff, including 27 with post graduate degrees, performs our internal research and development activities. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, immunology, flow cytometry and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

External Research Collaborations

We have and continue to explore collaborative relationships with prominent companies and leading-edge research institutions in order to maximize the application of our technology in areas where we believe such relationship will benefit the development of our technology.

Sales and Marketing

Our sales and marketing strategy for Enzo Life Sciences is to sell our life sciences products through: (i) direct sales to end-users under the Enzo Life Sciences name, with direct recognition to our acquired brands (ii) direct sales to end users under the Axxora electronic market place name (iii) supply agreements with manufacturers and (iv) distributors in major geographic markets. We operate with an understanding of local markets and a well-functioning distribution network system across the globe. Scientists around the world who recognize the brands (Alexis, Assay Designs, Biomol, Enzo and Stressgen) now receive products directly from Enzo Life Sciences where we are recognized for innovative high quality products, supported directly by our qualified technical staff. We sell the same products through our Axxora electronic market place which is also the source for life science research reagents from over 40 original manufacturers. Our direct marketing and sales network includes fully-owned subsidiaries (USA, Switzerland, Germany, Benelux, and UK), a branch office in France and a network of third party distributors in most other significant markets worldwide.

For Enzo Clinical Labs, we focus our sales efforts on obtaining and retaining profitable accounts. We market the clinical laboratory services to a broad range of ordering physicians in the metro New York, New Jersey and Connecticut region through our direct sales force who are supported by customer service and patient service representatives. We monitor and where appropriate, change the service levels and terminate ordering physician accounts that are not profitable. We are focusing our efforts to attract and retain clients who participate with the providers with whom we have regional contracts and are consistently looking to add higher value molecular and esoteric testing, both internally developed and with partners, to our menu to assist sales in new account penetration as well as to improve our level of service to existing clients.

Distribution Arrangements

We also distribute our life science products internationally through a network of distributors. Through these arrangements, we are able to leverage the established marketing and distribution infrastructure of these companies in certain market places.

Competition

We compete with other life science and biotechnology companies, as well as pharmaceutical, chemical and other companies. Competition in our industry is intense. Many of these companies are performing research targeting the same technologies, applications and markets. Many of these competitors are significantly larger than we are and have more resources. The primary competitive factors in our industry are the ability to create scientifically advanced technology, offer innovative products at the forefront of technological development to targeted market segments, successfully develop and commercialize products on a timely basis, establish and maintain intellectual property rights and attract and retain a breadth and depth of human resources.

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

At the end of fiscal 2017 we owned or licensed 336 patents relating to products, methods and procedures resulting from our internal or sponsored research projects. There can be no assurance that patents will be issued on pending applications or that any issued patents will not be challenged (see Item 3, Legal Proceedings), or that they will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology. We also rely on our trade secrets and continuing technological innovation. We require each of our employees to sign a confidentiality agreement that prohibits the employee from disclosing any confidential information about us, including our technology or trade secrets.

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

Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on our business. We cannot predict, however, whether and what type of legislation will be enacted into law. In addition, reimbursement disapprovals by the third party payers, commercial insurers and health maintenance organizations, reductions or delays in the establishment of reimbursement rates, carrier limitations on the insurance coverage of the Company’s services or the use of the Company as a service provider could have a negative effect on the Company’s future revenues. During calendar year 2013 the Medicare reimbursement rates were reduced by an additional 2% in connection with the government’s sequestration cuts. During our fiscal 2016 and 2017, reimbursement rates have remained constant with 2015 levels.

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

The FDA decides whether a device must undergo either the 510(k) clearance or PMA approval process based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting 510(k) clearance, unless an exemption applies. In a pre-market notification, the applicant must demonstrate that the proposed device is “substantially equivalent” in intended use and in safety and effectiveness to a legally marketed “predicate device” that is either in class I, class II, or is a “pre-

amendment” class III device (i.e., one that was in commercial distribution before May 28, 1976) for which the FDA has not yet called for submission of a PMA application.

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

Employees

As of July 31, 2017, we employed 433 full-time and 39 part-time employees. Of the full-time employees, 123 were engaged in research, development, manufacturing, and marketing of research products, 265 in performing testing, marketing and billing our clinical laboratories services and 45 in finance, information technology, administrative and executive functions. Our scientific staff, including 31 individuals with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant

DNA, nucleic acid chemistry, molecular biology and immunology. We believe that we have established good relationships with our employees.

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

Enzo Biochem, Inc.

527 Madison Ave.

New York, New York 10022

Tel: (212) 583-0100

Attn: Investor Relations

Item 1A. Risk Factors

Business Risks

Our operating results may vary from period to period.

Our operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including:

•	competitive conditions, including changes in third-party reimbursements;

•	health care reform regulations affecting providers and plan sponsors, including those stemming from the Affordable Care Act (ACA) (or its repeal, amendment or replacement);

•	changes in reimbursement policies from third party payers;

•	Foreign currency exchange rate fluctuations;

•	changes in tax laws, the results of tax audits or the measurement of tax uncertainties;

•	the timing of our research and development, sales and marketing expenses;

•	the introduction of new products by us or our competitors;

•	the success of identifying, acquiring and integrating businesses that complement our product offerings, add new technology or add presence in a market;

•	expenses associated with defending our intellectual property portfolio;

•	customer demand for our products due to changes in purchasing requirements and research needs;

•	general worldwide economic conditions affecting funding of research; and

•	seasonal fluctuations affected by weather and holiday periods.

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

The market for our products is characterized by rapidly changing technology, evolving industry standards and new product introductions, which may make our existing products obsolete. Our future success will depend in part upon our ability to enhance existing products, develop and introduce new products, and realize commercial acceptance of those products.

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

We rely on network and information systems and other technology whose failure or misuse could cause a disruption of services or loss or improper disclosure of personal data, business information, including intellectual property, or other confidential information, resulting in increased costs, loss of revenue or other harm to our business.

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities. The Company also relies on third party providers for certain technology and “cloud-based” systems and services that support a variety of business operations. Network and information systems-related events affecting the Company’s systems, or those of third parties upon which the Company’s business relies, such as computer compromises, cyber threats and attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, equipment failure, natural disasters (including extreme weather), terrorist activities, war, human or technological error or malfeasance that may affect such systems, could result in disruption of the Company’s business and/or loss, corruption or improper disclosure of personal data, business information, including intellectual property, or other confidential information. In addition, any design or manufacturing defects in, or the improper implementation of, hardware or software applications the Company develops or procures from third parties could unexpectedly compromise information security. In recent years, there has been a rise in the number of cyber-attacks on companies’ network and information systems, and such attacks have become more sophisticated, targeted and difficult to detect and prevent against. As a result, the risks associated with such an event continue to increase, particularly as the Company’s digital businesses expand. While the Company has developed and implemented security measures and internal controls that are designed to protect personal data, business information, including intellectual property, and other confidential information, to prevent data loss, and to prevent or detect security breaches, such security measures cannot provide absolute security and may not be successful in preventing these events from occurring, particularly given that techniques used to access, disable or degrade service, or sabotage systems change frequently, and any network and information systems-related events could require the Company to expend significant resources to remedy such event. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. While the Company maintains cyber risk insurance, this insurance may not be sufficient to cover all losses from any future breaches of our systems.

A significant failure, compromise, breach or interruption of the Company’s systems, or those of third parties upon which its business relies, could result in a disruption of its operations, customer, audience or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations and enforcement actions, lawsuits, remediation costs, a loss of customers, advertisers or revenues and other financial losses. If any such failure, interruption or similar event results in the improper disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including financial, personal, credit card, confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. In addition, media or other reports of perceived security vulnerabilities to our systems or those of third parties upon which the Company’s business relies, even if nothing has actually been attempted or occurred, could also adversely impact our brand and reputation and materially affect our business.

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

Our business is subject to governmental laws and regulations. Changes in the way the FDA regulates the reagents, and other consumables we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers. We may be unable to obtain or maintain regulatory approvals for our products, which could reduce our revenue or prevent us from earning a return on our research and development expenditures.

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

Although for fiscal year 2016, we reported net income of $45.3 million, we incurred net losses of $2.5 million and $2.3 million for the fiscal year ended July 31, 2017 and 2015. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses and use cash in operations which could have an adverse effect on our business and adversely affect your investment in our Company.

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

As of July 31, 2017 and 2016, goodwill and intangible assets represented approximately 10% and 11%, respectively, of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. The Company has no intangible assets with indefinite lives.

Risks relating to our Clinical Labs segment

Our clinical laboratory business is subject to extensive government regulation and our loss of any required certifications or licenses could require us to cease operating this part of our business, which would reduce our revenue and injure our reputation.

The clinical laboratory industry is subject to significant governmental regulation at the Federal, state and local levels. Under the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 (collectively, as amended, “CLIA”) virtually all clinical laboratories, including ours, must be certified by the Federal government. Many clinical laboratories also must meet other governmental standards, undergo proficiency testing and are subject to inspection. Certifications or licenses are also required by various state and local laws. The failure of our clinical laboratory to obtain or maintain such certifications or licenses under these laws could interrupt our ability to operate our clinical laboratory business and injure our reputation. The Protecting Access to Medicare Act (“PAMA”) of 2014 includes a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS and will impact the clinical laboratory testing industry. Key parts of this legislation include provisions that provide for the establishment of an advisory panel and a market-based process to rebase the clinical laboratory fee schedule, developing a new fee schedule and limiting reductions in that fee schedule. If this process does not recognize the value that clinical laboratory testing brings to the healthcare system, our business can be materially adversely impacted.

Reimbursements from third-party payers including managed care organizations and Medicare, upon which our clinical laboratory business is dependent, are subject to inconsistent rates and coverage and legislative reform that are beyond our control. This inconsistency and any reform that decreases coverage and rates could reduce our earnings and harm our business.

Our clinical laboratory business is primarily dependent upon reimbursement from third-party payers, such as Medicaid, Medicare (which principally serves patients 65 and older) and commercial insurers. We are subject to variances in reimbursement rates among different third-party payers, as well as constant renegotiation of those reimbursement rates. Government and non-government payers have in the past sought, and continue to seek, to reduce and limit utilization and reimbursement of healthcare services, including the areas of clinical and genetic testing. We also are subject to audit by Medicare and the commercial insurers, which can result in the return of payments made to us under these programs. These variances in reimbursement rates and audit results could reduce our margins and thus our earnings.

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

Government oversight of and attention to the healthcare industry in the United States is significant and increasing. Under the Patient Protections and affordable Care Act, expansion in the pool of covered lives may expand the market for clinical diagnostic testing while at the same time, various policies aimed at reducing costs or bundling care may reduce the rates paid for such services’ the net impact of these factors on the market for our tests is not clear. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, which include substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning on January 1, 2018, Medicare payments for clinical laboratory services will be paid based upon private payer rates reported by clinical laboratories across the US replacing the current system, which is based upon fee schedules derived from historical charges for test from approximately 30 years ago. The impact of the new payment system on rates for tests we perform or our customers’ tests that may use our products is not clear at this time. The updated CMS rates will be phased in over six years starting January 1, 2018. Reductions are scheduled for the first three years at 10% and 15% for the remaining three years on select tests.

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

Because of competitive pressures, impacts of the economy on patient visits to our customer physician locations and the complexity and expense of the billing process in our clinical laboratory business, we must obtain new customers while maintaining existing customers to grow our business.

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

Our business could be adversely impacted by adoption of new coding sets for diagnoses.

CMS adopted a new coding set for diagnosis, commonly known as ICD-10, which significantly expanded the coding set for diagnoses. We implemented the coding set by the October 1, 2015 deadline. The adoption of new coding sets can lead to limited coverage decisions, payment delays or denials, or new procedures or conditions for payments. We cannot predict the impact on our business if in the future new coding sets were to be adopted

Compliance with the HIPAA security, privacy and breach notification regulations and privacy regulations may increase our costs.

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
32

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

The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the U.S. A number of tests we develop internally are offered as lab developed tests (LDTs). The FDA has claimed regulatory authority over all LDTs, but has stated that it exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories. The FDA has published a "Discussion Document" that provides the FDA's views on legislation to govern LDTs. New legislation could significantly impact the clinical laboratory testing business, including by increasing or modifying the regulation of LDTs, hindering our ability to develop and market new services, causing an increase in the cost of our services, delaying our ability to introduce new tests or hindering our ability to perform testing.

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
33

making false statements in connection with the delivery of or payment for healthcare benefits, items or services, and which imposed certain requirements relating to privacy, security, and transmission of individually identifiable health information;

▪	the federal physician self-referral law, commonly known as the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician (or a member of the physician’s family) has a financial relationship with the entity, and which also prohibits the submission of any claims for reimbursement for designated health services furnished pursuant to a prohibited referral;

▪	the federal Physician Payment Sunshine Act, and its implementing regulations, which requires manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

▪	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

▪	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects.

We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future regarding our business or the healthcare industry in general, or what effect such legislation or regulations may have on us. Federal or state governments may impose additional restrictions or adopt interpretations of existing laws that could have an adverse effect on us.

We incur significant costs in complying with these laws and regulations. Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations, or our sales techniques or product placement strategies, are found to be in violation of, or to encourage or assist the violation by third parties of, any of the laws described above or any other governmental regulations that apply to us, or if we fail to maintain, renew or obtain necessary permits, licenses and approvals related to our in-house laboratory, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, suspension or revocation of certifications or licenses that are required to operate our business, injunctions and other associated remedies, the curtailment or restructuring of our operations, denial or withdrawal of product clearances, or private "qui tam" actions brought by individual whistleblowers in the name of the government, any of which could have an adverse effect on our business. If we or others determine that any of our existing customer relationships do not comply with applicable laws and regulations, either due to changes in such laws and regulations or evolving interpretations of such laws and regulations, we may be required to renegotiate or terminate such relationships. Any penalties, damages, fines, exclusions, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

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

34

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

We operate internationally primarily through wholly-owned subsidiaries located in North America and Europe. Revenues outside the United States were approximately 8% of total revenues in fiscal 2017. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including

•	future fluctuations in foreign currency exchange rates;

•	complex regulatory requirements and changes in those requirements;

•	trade protection measures and import or export licensing requirements;
35

•	multiple jurisdictions and differing tax laws, as well as changes in those laws;

•	restrictions on our ability to repatriate investments and earnings from foreign operations;

•	changes in the political or economic conditions in a country or region, particularly in developing or emerging markets;

•	changes in shipping costs; and

•	difficulties in collecting on accounts receivable.

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
36

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

Note 1 - On October 9, 2015, this lease was amended and extended through March 31, 2027.

Note 2 - In June 2017, the lease, which includes 4,100 square feet under a sublease rental agreement through December 31, 2018, was extended through June 2028.

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

Item 3. Legal Proceedings

In June 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., which became Life Technologies, Inc. and was acquired by Thermo Fisher Scientific, Inc. (NYSE:TMO) on February 2014. The complaint alleged infringement of six patents relating to DNA sequencing systems, labeled nucleotide products, and other technology. Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. In November 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid. The jury awarded $48.5 million for this infringement. In January 2014, the judge awarded prejudgment interest of approximately $12.5 million and additional post-interest on the full amount was also being awarded starting November 2012 until the total award is satisfied. The final award to the Company could have been reduced or subject to possible claims from third parties. In March 2015, the Court of Appeals for the Federal Circuit vacated that judgment in a decision remanding the matter to the district court for further proceedings. On February 22 2016, the Connecticut District Court granted Applera’s motion for summary judgment of non-infringement. The Company appealed that decision. On August 2, 2017, the Court of Appeals for the Federal Circuit affirmed a judgment of the United States District Court for the District of Connecticut, on February 22, 2016. The lower court found that Applera Corp. (now part of Thermo-Fischer) had not infringed our patent and the Federal Circuit affirmed that finding. We are considering our options. There can be no assurance that we will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

As of August 1, 2014 the Company was engaged in litigation in the United States District Court for the Southern District of New York against Roche Diagnostic GmbH and its related company Roche Molecular Systems, Inc. (“Roche”), as declaratory judgment defendant. This case was commenced in May 2004. Roche seeks a declaratory judgment of non-breach of contract and patent invalidity against the Company. Roche has also asserted tort claims against the Company. The Company has asserted breach of contract and patent infringement causes of action against Roche. There has been extensive discovery in the case. In 2011, Roche moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, the motion was granted in part and denied in part. In December 2012, Roche moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. In December 2013, the Court granted in part and denied in part Roche’s summary judgment motion. In October 2014, the Court ordered that damages discovery concerning the Company’s remaining contract and patent claims and Roche’s claims should be completed by the end of January 2015, and expert discovery should be completed following the Court’s not-yet-issued claim construction ruling concerning the Company’s patent infringement claim against Roche. Roche dropped its tort claims during damages discovery. In April 2015, the Court heard oral argument on claim construction issues. In May 2015, Roche and the Company jointly moved the Court to extend the schedule for damages discovery until the end of May 2015, and the Court granted that motion. The parties are waiting for the Courts’ ruling on claim construction. The Company and Enzo Life Sciences intend to vigorously press their remaining claims and contest the claims against them.

In September 2014, the Company and the U.S. Department of Justice reached a settlement agreement to resolve an investigation focused primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. During fiscal year 2014, the Company recorded a charge of $2.0 million in the statement of operations under legal settlements, net within the Clinical Labs segment. The settlement amount is being paid with interest over a five-year period. During fiscal year 2016, the Company accrued an additional $1.5 million, due to the Company’s achievement of certain financial milestones. As of July 31, 2017, the total liability for this settlement is $0.8 million, of which $0.4 million is included in other current liabilities and $0.4 million included in other liabilities.

In June 2014, the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (formerly known as PerkinElmer Life Sciences, Inc.) (together, “PerkinElmer”), with respect to an action between the Company and PerkinElmer before the U.S. District Court, Southern District of New York, Case No 03-CV-3817. PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former attorney’s charging lien for fees allegedly owed for past services rendered to the Company. In December 2015, the Company entered into a Settlement Agreement with the former attorney pursuant to which the Company and the former attorney resolved their respective claims against each other. In January 2016, the Company received a total of approximately $7.0 million from the escrow referred to above in accordance with the terms of the Settlement Agreement which was included in the statement of operations under Legal settlements, net within the Life Science segment in the 2016 period.

In October 2015, the Company reached and finalized a settlement with Affymetrix, Inc. in the amount of $6.8 million, net in a patent infringement action brought by the Company. In January 2016, the Company reached and finalized a settlement agreement with Agilent Technologies, Inc. in the amount of $6.1 million, net in a patent infringement action brought by the Company. Both cases were originally brought by the Company in the United States District Court for the District of Delaware. The settlements were included in the statement of operations during the 2016 fiscal period under Legal settlements, net within the Life Science segment.

In May 2016, the Company reached and finalized a settlement with Life Technologies Corporation in the amount of $24.3 million, net in an infringement action brought by the Company regarding its US Patents No. 6,992,180 and 7,064,197. In July 2016, the Company reached and finalized a settlement with Illumina, Inc., in the amount of $14.5 million, net in an infringement action brought by the Company regarding US Patent No. 7,064,197. These cases were originally brought by the Company in the United States District Court for the District of Delaware. The settlements are included in the statement of operations under Legal settlements, net within the Life Science segment for the 2016 period.

As of July 31, 2017, there are seven pending cases originally brought by the Company in the United States District Court for the District of Delaware (“the Court”) alleging patent infringement against various companies.  On June 28, 2017, the Court issued an opinion in the Gen-Probe case, granting Gen-Probe’s motion for summary judgment that the asserted claims of the ’180 patent are invalid for nonenablement. The Court entered final judgment of invalidity of the asserted claims of the ‘180 patent on July 19, 2017 in the Gen-Probe and Hologic cases. The Court entered partial final judgment of invalidity of the asserted claims of the ‘180 patent and stayed the remainder of the cases in the Becton Dickinson and Roche cases on July 31, 2017 and August 2, 2017, respectively. The Company has filed notices of appeal in each of the Gen-Probe, Hologic, Becton Dickinson, and Roche cases, which have been docketed by the United States Court of Appeals for the Federal Circuit (“Federal Circuit”). In the Abbott case, the parties agreed that the Court’s summary judgment ruling in the Gen-Probe case invalidated all of the ’180 patent claims asserted against the Abbott Defendants. On August 15, 2017, the Court granted Abbott’s motion for summary judgment that the asserted claims of the ’405 patent are invalid for nonenablement. On September 1, 2017, the Court entered final judgement of invalidity of the asserted claims of the ‘180 and ‘405 patents for nonenablement.  Enzo subsequently filed a notice of appeal on September 14, 2017.  The Federal Circuit docketed the appeal on September 15, 2017. The Federal Circuit has consolidated the appeals from the Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche litigations (“Consolidated Appeals”) and set November 28, 2017 as the deadline for Enzo to file its opening brief in the Consolidated Appeals. We disagree with the Court’s invalidity decisions regarding the ‘180 and ‘405 patents in the pending cases and continue to explore options for review of those decisions.  In the other two cases involving Hologic, one of the cases is stayed, while the other case is proceeding under the Court’s scheduling order with fact and expert discovery deadlines through September 2018, a summary judgment hearing date in February 2019, and a trial date in May 2019.

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

Not Applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the New York Stock Exchange (Symbol: ENZ). The following table sets forth the closing high and low price of the Company’s common stock for the periods indicated as reported on the New York Stock Exchange.

2017 Fiscal Year (August 1, 2016 to July 31, 2017):

	High	Low
1st Quarter	$6.76	$4.92
2nd Quarter	$7.48	$5.81
3rd Quarter	$8.88	$6.40
4th Quarter	$11.79	$8.75

2016 Fiscal Year (August 1, 2015 to July 31, 2016):

	High	Low
1st Quarter	$4.01	$2.79
2nd Quarter	$4.95	$3.82
3rd Quarter	$5.07	$4.06
4th Quarter	$6.97	$4.81

As of September 15, 2017, the Company had approximately 681 stockholders of record of its common stock.

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

Management approves the selection of Peer Group companies, adjusting the group based upon our business and changes in the Peer Group companies’ business or the comparability of their metrics. The Peer Group may also be adjusted in the event of mergers, acquisitions, or other significant economic changes. The Peer Group was adjusted for fiscal 2017. The following companies were removed: Psychemedics Corp., Quintiles IMS Holdings Inc., Alliance HealthCare Services, Inc., Charles River Laboratories International Inc., and PRA Health Sciences Inc. and replaced with Pacific Bioscience, Genmark Diagnostics, InVitae Corp., and Natera Inc., as they are more closely aligned with our business. Both the old and new peer groups are presented for this year of transition.

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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL
RETURN AMONG ENZO BIOCHEM, INC.,
NYSE MARKET INDEX, MORNINGSTAR DIAGNOSTIC AND RESEARCH
INDEX AND MEDICAL LABORATORIES INDEX

ASSUMES $100 INVESTED ON AUGUST 1, 2012

ASSUMES DIVIDEND REINVESTED

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	7/31/2012	7/31/2013	7/31/2014	7/31/2015	7/31/2016	7/31/2017
Company/Market/Peer Group
Enzo Biochem, Inc.	100.00	145.33	320.00	200.00	448.00	697.39
NYSE Composite Index	100.00	124.97	143.83	149.55	152.45	173.70
Morningstar Diagnostic & Research	100.00	134.01	161.26	192.69	207.76	241.30
New Peer Group	100.00	114.70	131.88	148.77	163.27	205.38
New Peer Group + Enzo Biochem Inc.	100.00	114.75	132.17	148.82	163.77	206.28
SIC 8071 - Medical Laboratories	100.00	111.87	115.05	127.16	142.05	170.04
Medical Laboratories + Enzo Biochem Inc.	100.00	111.97	115.65	127.35	142.94	171.62
42

Item 6. Selected Financial Data

The following table, which is derived from the audited consolidated financial statements of the Company for the fiscal years 2013 through 2017 should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	For the fiscal year ended July 31, (In thousands, except per share amounts)
Operating Results	2017	2016	2015	2014	2013
Revenues	$107,804	$102,773	$97,599	$95,947	$93,707

Operating income (loss)	$(3,066)	$47,003	$(1,206)	$(10,180)	$(18,890)

Net income (loss) (1)	$(2,504)	$45,286	$(2,285)	$(9,977)	$(18,237)

Basic net income (loss) per common share:	$(0.05)	0.98	(0.05)	(0.23)	(0.46)

Diluted net income (loss) per common share:	$(0.05)	$0.97	$(0.05)	$(0.23)	$(0.46)

	July 31,
Financial Position (in thousands)	2017	2016	2015	2014	2013
Working capital	$71,274	$70,829	$22,528	$15,771	$8,704

Total assets	$107,665	$111,821	$68,394	$64,411	$58,958

Stockholders’ equity	$88,872	$89,554	$42,606	$36,950	$34,132

Notes to Selected Financial Data:

(1)	In the fiscal year 2016, the Company recorded legal settlements, net of approximately $57.3 million.
43

(2)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See in this Form 10-K for the fiscal year ended July 31, 2017 Part 1. Item 1. Business, for Forward Looking Cautionary Statements.

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

Enzo Clinical Labs is a regional clinical laboratory serving the greater New York and New Jersey medical communities and expanding into Connecticut. The Company believes having clinical diagnostic services allows us to capitalize first hand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive and personalized diagnostics. We offer a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, or search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of 29 patient service centers throughout greater New York and New Jersey, a free-standing “STAT” or rapid response laboratory in New York City, and a full-service phlebotomy and an in-house logistics department. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients.

The Clinical Lab reporting unit is impacted by various risk factors, including among others, reduced reimbursements from third party payers for testing performed and from recent health care legislation. Despite the growth we have experienced, there can be no assurance future growth can be achieved. The introduction of new molecular and esoteric tests is expected to increase our revenue per test and could offset impacts from the above factors. The Company anticipates improved profitability with increased service volume. Clinical Labs experienced year over year growth in fiscal 2017 and 2016 of 9% and 12%, respectively.

Enzo Life Sciences manufactures, develops and markets products and tools to life sciences, drug development and clinical research customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences, Inc. is a recognized leader in labelling and detection technologies across research and diagnostic markets. Our strong portfolio of proteins, antibodies, peptides, small molecules, labelling probes, dyes and kits provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. We are globally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 40,000 products. Our strategic focus is directed to innovative high quality research reagents and kits in the primary key research areas of genomics, immunohistochemistry, immunoassays, cellular analysis, and small molecule chemistry. The segment is an established source for a comprehensive panel of products to scientific experts in the fields of cancer, cardiovascular disease, neurological disorders, diabetes and obesity, endocrine disorders, infectious and autoimmune disease, hepatotoxicity and renal injury.

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. The Company has focused its efforts on developing treatment regimens for diseases and conditions in which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 101 patents and patent applications.

The following table summarizes the sources of revenues for the fiscal years ended July 31, 2017, 2016 and 2015 (in $000’s and percentages):

	2017		2016		2015
Clinical laboratory services	$77,407	72%	$70,915	69%	$63,414	65%
Product revenues	29,192	27	30,337	30	31,690	32
Royalty and license fee income	1,205	1	1,521	1	2,495	3
Total	$107,804	100%	$102,773	100%	$97,599	100%

Results of Operations

Fiscal year ended July 31, 2017 compared to July 31, 2016
(in 000s)

Comparative Financial Data for the Fiscal Years Ended July 31,

	2017	2016	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$77,407	$70,915	$6,492	9
Product revenues	29,192	30,337	(1,145)	(4)
Royalty and license fee income	1,205	1,521	(316)	(21)
Total revenues	107,804	102,773	5,031	5

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	45,400	42,859	2,541	6
Cost of product revenues	14,078	14,331	(253)	(2)
Research and development	2,928	3,524	(596)	(17)
Selling, general and administrative	44,010	43,586	424	1
Provision for uncollectible accounts receivable	2,775	2,336	439	19
Legal fee expense	1,679	6,384	(4,705)	(74)
Legal settlements, net	—	(57,250)	57,250	(100)
Total costs, expenses and legal settlements, net	110,870	55,770	55,100	99

Operating (loss) income	(3,066)	47,003	(50,069)	**

Other income (expense):
Interest	384	(136)	520	**
Other	125	122	3	2
Foreign currency gain (loss)	135	(474)	609	**
(Loss) income before income taxes	$(2,422)	$46,515	$(48,937)	**

** not meaningful

Consolidated Results:

The “2017 period” and the “2016 period” refer to the fiscal year ended July 31, 2017 and 2016, respectively.

Clinical laboratory services revenues for the 2017 period were $77.4 million compared to $70.9 million in the 2016 period, an increase of $6.5 million or 9%. The increase is attributed to molecular testing volume in women’s health markets, the addition of new accounts, and expansion of the service area versus the 2016 period.

Product revenues for the 2017 period were $29.2 million compared to $30.3 million in the 2016 period, a decrease of $1.1 million or 4%. The decrease resulted from lower product order volume due to lower research funding and from lower pricing due to competition in both the United States and in foreign markets totaling $0.8 million, and the negative impact of foreign currency translation of $0.3 million.

The cost of clinical laboratory services during the 2017 period was $45.4 million as compared to $42.9 million in the 2016 period, an increase of $2.5 million or 6% due to the volume increase in clinical laboratory services revenue from molecular testing.

The cost of product revenues was $14.1 million in the 2017 period and $14.3 million in the 2016 period, a decrease of $0.2 million or 1% due to lower product revenues. The gross profit margin was 52% in the 2017 period and 53% in the 2016 period.

Research and development expenses were $2.9 million versus $3.5 million in the 2016 period, a decrease of $0.6 million or 17%. The expense for the Life Sciences segment decreased $0.4 million due to lower compensation, materials and patent expenses. The expense for the Therapeutics segment decreased $0.2 million due to the impact of an adjustment decreasing an obligation for clinical trial activity.

Selling, general and administrative expenses were approximately $44.0 million during the 2017 period versus $43.6 million during the 2016 period, an increase of $0.4 million or 1%. The Clinical Lab segment expense increased $1.6 million comprised of sales and support compensation costs of $0.6 million, miscellaneous office, information technology and business development expenses of $0.8 million, and collection expenses for self-pay patient receivables of $0.2 million. The Life Sciences segment expense decreased $0.5 million due to a decrease of $0.4 million from the adjustment of an obligation relating to a lawsuit in which we were the plaintiff and $0.1 million in salaries. The Other segment expense decreased $0.6 million. During the 2016 period, we incurred consulting and printing expenses related to the contested proxy for the 2016 annual stockholders’ meeting of $1.2 million, partially offset by higher compensation expenses of $0.5 million and professional fees of $0.1 million in the 2017 period.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was approximately $2.8 million in the 2017 period and $2.3 million in the 2016 period, an increase of approximately $0.4 million. As a percentage of Clinical laboratory services, the provision for uncollectible accounts receivable relating to the Clinical Labs segment was 3.5% in the 2017 period and 3.3% in the 2016 period.

Legal fee expense was $1.7 million during the 2017 period compared to $6.4 million in the 2016 period, a decrease of $4.7 million or 74% due to the timing of legal activity and related costs associated with on-going patent litigation where the Company is plaintiff. Legal fee expense in the 2016 period also included $0.4 million for contested proxy costs relating to our 2016 annual stockholders’ meeting.

There were no legal settlements during the 2017 period. Legal settlements, net was $57.3 million in the 2016 period. During the 2016 period the Company as plaintiff finalized and executed settlement agreements with Affymetrix, Inc., Agilent Technologies, Inc., Life Technologies Corporation, and Illumina Inc. relating to patent infringement claims and collected proceeds held in escrow relating to the PerkinElmer, Inc. and Molecular Probes, Inc. settlements, all totalling $58.8 million of net proceeds. The Company also recorded an additional charge of $1.5 million relating to the 2014 settlement with the U.S. Department of Justice, due to the achievement of certain financial milestones.

Segment Results:

Clinical Labs

Revenue from laboratory services for the 2017 period were $77.4 million compared to $70.9 million in the 2016 period. The increase of $6.5 million or 9% is attributed to increased molecular testing volume and the addition of new accounts and expansion of the service area. Cost of sales during the 2017 period was $45.4 million as compared to $42.9 million in the 2016 period, an increase of $2.5 million or 6% due to higher testing volume. Gross profit margin was 41% in the 2017 period and 40% in the 2016 period attributed to higher margin molecular testing. As a percentage of revenues, the provision for uncollectable accounts was 3.5% for the 2017 period and 3.3% for the 2016 period. Income before taxes was $4.7 million for 2017 period as compared to $1.1 million in the 2016 period, an increase of $3.6 million. The 2016 period includes an additional $1.5 million charge for the legal settlement with the U.S. Department of Justice, due to the achievement of certain financial milestones.

Life Sciences

Product revenues for the 2017 period were $29.1 million compared to $30.3 million in the 2016 period, a decrease of $1.1 million or 4%. The decrease is due to lower product sales of $0.8 million in the United States and foreign markets and the negative impact of foreign currency translation of $0.3 million. The segment’s gross profit was $16.3 million in the 2017 period and $17.5 million in the 2016 period. Due to appreciation of foreign currencies versus the US dollar, in particular the Euro during the 2017 period versus the 2016 period, the foreign currency gain was $0.1 million compared to a loss of $0.5 million in the 2016 period, a favorable change of $0.6 million. Income before taxes was $2.8 million for the 2017 period as compared to $61.4 million for the 2016 period, a decrease of $58.6 million. The 2016 period includes $58.8 million for patent litigation settlements previously described.

Therapeutics

The Therapeutics segment’s operating loss before income taxes was approximately $0.6 million and $0.8 million in the 2017 and 2016 periods, respectively, a decrease of $0.2 million due to the impact of an adjustment decreasing an obligation for clinical trial activity.

Other

The Other segment’s operating loss before taxes for the 2017 period was approximately $9.3 million as compared to $15.2 million for the 2016 period, an improvement of $5.9 million. During the 2017 period, legal fee expense associated with on-going patent litigation declined $4.4 million. Interest income increased $0.5 million due to the impacts of both the higher level of cash and cash equivalents earning interest in the 2017 period and the repayment of the loan payable during the beginning of the second quarter of 2017 period. The 2016 period included $1.6 million of consulting, legal fee and printing expenses relating to contested proxy costs for the 2016 annual stockholders’ meeting. These favorable impacts were partially offset by an increase in compensation and benefits expenses of $0.5 million and professional fees of $0.1 million in the 2017 period.

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

Liquidity and Capital Resources

At July 31, 2017, the Company had cash and cash equivalents of $64.2 million of which $0.5 million was in foreign accounts, as compared to cash and cash equivalents of $67.8 million, of which $0.5 million was in foreign accounts at July 31, 2016. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $71.3 million at July 31, 2017 compared to $70.8 million at July 31, 2016. The increase in working capital of $0.5 million was primarily due to the net changes in operating assets and liabilities.

Net cash used in operating activities in fiscal 2017 was approximately $0.2 million as compared to net cash provided by operating activities of $53.1 million in fiscal 2016, a decrease of approximately $53.3 million. The decrease in net cash provided by operating activities in the 2017 period versus the 2016 period was primarily due to a decrease in net income of $47.8 million, derived principally from the legal settlements reached during that period, and a net change in operating assets and liabilities of $5.3 million. Net cash provided by operating activities in fiscal 2016 was approximately $53.1 million as compared to net cash used in operating activities of $3.7 million in fiscal 2015, an increase of approximately $56.8 million. The increase in net cash provided by operating activities in the 2016 period versus the 2015 period was primarily due to an increase in net income of $47.6 million, and a net change in operating assets and liabilities of $9.3 million.

Net cash used in investing activities in fiscal 2017 was approximately $1.7 million as compared to $1.5 million in the year ago period, an increase of $0.2 million. The increase in the 2017 period is primarily due to capital expenditures. Net cash used in investing activities in fiscal 2016 was approximately $1.5 million as compared to $1.8 million in the 2015 period, a decrease of $0.3 million, due to capital expenditures.

Net cash used in financing activities in fiscal 2017 was approximately $1.7 million as compared to $1.9 million in fiscal 2016. The decrease of $0.2 million was due to an increase in net payments under the Credit Agreement which is now expired, offset by an increase of $0.4 million in proceeds from the exercise of stock options. Net cash used in financing activities in fiscal 2016 was approximately $1.9 million as compared to cash provided by financing activities of $6.2 million in fiscal 2015.

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

The Company continued to review all operating units to further reduce annual operating expenditures in fiscal 2017. While revenues and operating results at the Clinical Labs segment improved, revenues for the Life Sciences segment declined versus fiscal 2016. If revenues continue to decline, the segment may be required to record impairments of its intangible assets, which last occurred in fiscal 2012. The Company believes that its current cash and cash equivalents level and utilization of the Controlled Equity Offering program disclosed in Note 10 to the financial statements, which resulted in net proceeds of $6.7 million during the fiscal year ended July 31, 2015 and none during 2016 and 2017, are sufficient for its foreseeable liquidity and capital resource needs over the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources of funds. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of this Form 10-K for the year ended July 31, 2017, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Effect of New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. We adopted this standard in our fiscal year ending July 31, 2017. The adoption of this update had no impact on our consolidation financial statements.

In April 2015, the FASB issued ASU No. 2015-03 Interest – Imputation of Interest. The ASU was issued as part of the Simplification Initiatives, to simplify presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. We adopted this standard in our fiscal year ending July 31, 2017. The adoption of this update had no material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. We adopted this standard in our fiscal year ending July 31, 2017. The adoption of this update had no impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment. The ASU eliminates step two in the current two-step process so that any goodwill impairment is measured as the amount by which the reporting unit’s carrying amount exceeds its fair value. We early adopted this standard in our fiscal year ending July 31, 2017. The adoption of this update had no material impact on our consolidated financial statements.

Pronouncements Issued but Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 and its amendments supersede the current revenue recognition guidance, including industry-specific guidance. The new standard introduces a five-step model to achieve its core principle of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and on transfer of control, as opposed to transfer of risk and rewards. The standard also expands the required financial statement disclosures regarding revenue recognition. ASU 2014-09 will be effective for our interim periods and the fiscal year beginning August 1, 2018, and we do not expect to early adopt for reporting periods beginning after December 15, 2016. We expect to use retrospective application upon adoption. Based on our preliminary assessment, we expect the adoption of this ASU will result in the majority of the amounts that have historically been classified as bad debt expense, primarily related to patient responsibility, will be reflected as a reduction of the transaction price and therefore as a reduction in revenue; and increased disclosure, including qualitative and quantitative disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. However, the adoption of this ASU is not expected to have a material impact on our financial position or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for our annual and interim periods beginning August 1, 2017. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

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

The following is a summary of future payments under the Company’s contractual obligations as of July 31, 2017:

Payments Due by Period (In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years

Operating lease obligations	$31,639	$6,713	$10,933	$5,884	$8,109
Current and long term debt obligations	946	522	424	—	—
Employment agreements	2,498	1,153	1,345	—	—
Capital lease obligations	882	209	508	165	—
Total	$35,966	$8,597	$13,210	$6,049	$8,109

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

The following table represents the Clinical Labs segment’s net revenues and percentages by revenue category (in thousands):

	Year ended July 31, 2017		Year ended July 31, 2016		Year ended July 31, 2015
Category	Revenue	%	Revenue	%	Revenue	%
Third-party payers	$43,059	56	$34,454	49	$30,685	49
Patient self-pay	11,380	15	14,744	21	11,028	17
Medicare	12,705	16	11,392	16	11,981	19
HMO’s	10,263	13	10,325	14	9,720	15
Total	$77,407	100%	$70,915	100%	$63,414	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Item 3. Legal Proceedings.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 39%, 30% and 28% of the Clinical Labs segment net revenue for the years ended July 31, 2017, 2016 and 2015 respectively.

The Company currently uses one third party reference lab for certain clinical laboratory services we provide which represents 18% of the consolidated purchases for the year ended July 31, 2017. Although there are a limited number of reference labs available for those clinical laboratory services, we believe that these other reference labs could provide us with such testing results on comparable terms. A change in reference labs, however, could cause a delay in obtaining and reporting those test results and a possible loss of services revenues, which would affect operating results adversely.

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

During the years ended July 31, 2017, 2016 and 2015, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 84%, 84% and 85%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $4.8 million, $4.5 million, and $4.3 million, for the years ended July 31, 2017, 2016, and 2015, respectively, and a change in the net accounts receivable of approximately $0.6 million as of July 31, 2017 and 2016.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2017 and 2016, approximately 75% and 71% respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York and New Jersey medical communities. The Life Sciences segment’s accounts receivable, of which $1.1 million or 29% and $1.2 million or 28% represents foreign receivables as of July 31, 2017 and 2016 respectively, includes royalty receivables of $0.4 million and $0.5 million, respectively, from Qiagen Corporation.

Net accounts receivable (in thousands)

	July 31, 2017		July 31, 2016
	Total Amount	%	Total Amount	%
Clinical Labs (by billing category)
Third party payers	$7,256	64	$5,861	57
Patient self-pay	1,591	14	1,676	16
Medicare	1,385	12	1,486	14
HMO’s	1,169	10	1,341	13
Total Clinical Labs	11,401	100%	10,364	100%
Total Life Sciences	3,779		4,228
Total accounts receivable – net	$15,180		$14,592
53

Changes in the Company’s allowance for doubtful accounts are as follows:

	July 31, 2017	July 31, 2016
Beginning balance	$3,517	$1,786
Provision for doubtful accounts	2,775	2,336
Write-offs, net	(2,716)	(605)
Ending balance	$3,576	$3,517

For the Clinical Labs segment, the allowance for doubtful accounts represents amounts that the Company does not expect to collect after the Company has exhausted its collection procedures. The Company estimates its allowance for doubtful accounts in the period the related services are billed and reduces the allowance in future accounting periods based on write-offs during those periods. It bases the estimate for the allowance on the evaluation of historical experience of accounts going to collections and the net amounts not received. Accounts going to collection include the balances, after receipt of the approved settlements from third party payers, for the insufficient diagnosis information received from the ordering physician which result in denials of payment and our estimate of the uncollected portion of receivables from self-payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. The Company fully reserves through its contractual allowances amounts that have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company adjusts the historical collection analysis for recoveries, if any, on an on-going basis.

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

The allowance for doubtful accounts as a percentage of total accounts receivable at July 31, 2017 and 2016 was 19.1% and 19.4% respectively.

The following table indicates the Clinical Labs aged gross receivables by payer group (in thousands), which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments.

As of July 31, 2017	Total Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	Medicare Amount	%	HMO’s Amount	%
1-30 days	$25,357	42	$16,683	40	$1,082	16	$4,022	60	$3,570	82
31-60 days	8,732	15	5,723	14	1,183	17	1,294	19	532	12
61-90 days	5,703	10	4,208	10	927	14	529	8	39	1
91-120 days	3,749	6	2,732	6	701	10	288	4	28	1
121-150 days	3,689	6	2,772	7	672	10	228	3	17	—
Greater than 150 days	12,455	21	9,652	23	2,270	33	379	6	154	4
Totals	$59,685	100%	$41,770	100%	$6,835	100%	$6,740	100%	$4,340	100%

As of July 31, 2016	Total Amount	%	Third Party Payers Amount	%	Self-pay Amount	%	Medicare Amount	%	HMO’s Amount	%
1-30 days	$21,552	36	$13,656	33	$1,296	17	$3,843	56	$2,757	90
31-60 days	10,147	17	7,086	17	1,606	21	1,247	18	208	7
61-90 days	6,393	11	4,779	11	1,042	14	526	8	46	2
91-120 days	4,990	8	3,817	9	698	9	450	7	25	1
121-150 days	4,744	8	3,422	8	995	13	312	4	15	—
Greater than 150 days	11,947	20	9,428	22	2,010	26	501	7	8	—
Totals	$59,773	100%	$42,188	100%	$7,647	100%	$6,879	100%	$3,059	100%
54

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

During fiscal years 2017, 2016 and 2015, there was no impairment of goodwill or long-lived assets.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component

55

of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical decline of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2017, our assets and liabilities would decrease by $0.5 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $0.8 million and $0.2 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2017, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.3 million on an annual basis.

Interest Rate Risk

As of July 31, 2017, we have fixed interest rate financing on transportation and equipment leases.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report. See Item 15(a) (1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. This evaluation was carried out under the supervision and with participation of our Chief Executive Officer and Chief Financial Officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Therefore, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level as of July 31, 2017, and that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported in a timely manner and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
56

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of July 31, 2017.

EisnerAmper LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017, as stated in their report, which is included herein.

57

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enzo Biochem, Inc.

We have audited Enzo Biochem, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of July 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Enzo Biochem, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enzo Biochem, Inc. and Subsidiaries as of July 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2017, and the related financial statement schedule for each of the years in the three-year period ended July 31, 2017, and our report dated September 27, 2017 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

September 27, 2017

58

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2017 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2017 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2017 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2017 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 28, 2017 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements
		Consolidated Balance Sheets - July 31, 2017 and 2016
		Consolidated Statements of Operations - Years ended July 31, 2017, 2016 and 2015
		Consolidated Statements of Comprehensive Income (Loss) - Years ended July 31, 2017, 2016 and 2015 Consolidated Statements of Stockholders’ Equity - Years ended July 31, 2017, 2016 and 2015
		Consolidated Statements of Cash Flows - Years ended July 31, 2017, 2016 and 2015
		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

59

(3)	Exhibits

The following documents are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit
No.	Description
3(a)	Certificate of Incorporation (1)

3(b)	Certificate of Incorporation, as amended on March 17, 1980. (1)

3(c)	Certificate of Amendment of the Certificate of Incorporation as amended on June 16, 1981. (2)

3(d)	Certificate of Amendment to the Certificate of Incorporation as of July 22, 1988. (3)

3(e)	Amended and restated Bylaws. (4)

10(a)	1994 Stock Option Plan. (5)

10 (b)	1999 Stock Option Plan. (6)

10 (c)	2005 Equity Compensation Incentive Plan (7)

10 (d)	2011 Incentive Plan (8)

10 (e)	Lease agreement with Pari Management (9)

10 (f)	Settlement and Release Agreement between the Company and Sigma Aldrich (10)

10 (g)	Stock Purchase Agreement By and Among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the Stock holders, Option holders and Warrant holders (12)

10 (h)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties with respect to the Biomol International and affiliate acquisition (13)

10 (i)	Asset Purchase Agreement By and Among Enzo Life Sciences, Acquisition, Inc. and Assay Designs, Inc.(14)

10 (j)	Amendment No. 1 to Amended and Restated Employment Agreement with Elazar Rabbani (15)

10 (k)	Amendment No. 1 to Amended and Restated Employment Agreement with Barry Weiner (15)

10 (l)	Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co, as sales agent (16)

10 (m)	Revolving Loan and Security Agreement among the Enzo Biochem, Inc., Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc., Axxora, LLC and Enzo Realty, LLC as borrowers, and Enzo Therapeutics, Inc. as a guarantor, and Healthcare Finance Group, LLC as Lender (17)

10 (n)	Settlement and Release Agreement between the Company and Affymetrix (18)

10 (o)	Settlement and Release Agreement between the Company and PerkinElmer (19)

10 (p)	Settlement and Release Agreement between the Company and U.S. Department of Justice (20)

10 (q)	Settlement and Release Agreement between the Company and Luminex Corporation (21)

10 (r)	Settlement and Release Agreement between the Company and Siemens Healthcare Diagnostics Inc. (22)

10 (s)	Amendment of Lease with Pari Management (23)

10 (t)	Settlement and Release Agreement between the Company and Affymetrix (24)

10 (u)	Settlement and Release Agreement between the Company and Illumina, Inc. (25)
60

14 (a)	Code of Ethics (11)

21*	List of subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31 (a)*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 (b)*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS**	XBRL Instance Document

101. SCH**	XBRL Taxonomy Extension Schema Document

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
61

Notes to exhibits

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4)	This exhibit was filed with the Company’s Current Report on Form 8-K dated January 22, 2013 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(7)	This exhibit was filed as Annex A in the Company’s Proxy Statement of Schedule 14A filed on November 28, 2005 and is incorporated herein by reference.

(8)	This exhibit was filed in the Company’s Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on November 16, 2010 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and is incorporated herein by reference.

(10)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and is incorporated here by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K on May 30, 2007 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K on May 9, 2008 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 13, 2009 and is incorporated herein by reference.

(15)	This exhibit was filed with the Company’s Current Report on Form 8-K on January 10, 2017 and is incorporated herein by reference.

(16)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 28, 2013 and incorporated herein by reference.

(17)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2013 and incorporated herein by reference.
62

(18)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 24, 2014 and incorporated herein by reference.

(19)	This exhibit was filed with the Company’s Current Report on Form 8-K on June 23, 2014 and incorporated herein by reference.

(20)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2014 and is incorporated herein by reference.

(21)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 7, 2015 and incorporated herein by reference.

(22)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 22, 2015 and incorporated herein by reference.

(23)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2015 and is incorporated herein by reference.

(24)	This exhibit was filed with the Company’s Current Report on Form 8-K on October 13, 2015 and incorporated herein by reference.

(25)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: September 25, 2017	By:	/s/ Elazar Rabbani Ph.D.
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani	September 25, 2017
Elazar Rabbani, Ph.D.
Chairman of Board of Directors and Secretary
(Principal Executive Officer)

By: /s/ Barry W. Weiner	September 25, 2017
Barry W. Weiner,
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

By: /s/ Bruce A. Hanna	September 25, 2017
Bruce A. Hanna, Ph.D., Director

By: /s/ Gregory M. Bortz	September 25, 2017
Gregory M. Bortz, Director

By: /s/ Dov Perlysky	September 25, 2017
Dov Perlysky, Director
63

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enzo Biochem, Inc.

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. and Subsidiaries (the “Company”) as of July 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2017. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule “Schedule II — Valuation and Qualifying Accounts” for each of the years in the three-year period ended July 31, 2017. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enzo Biochem, Inc. and Subsidiaries as of July 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enzo Biochem, Inc. and Subsidiaries’ internal control over financial reporting as of July 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 27, 2017 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

September 27, 2017

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31, 2017	July 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$64,167	$67,777
Accounts receivable, net of allowance for doubtful accounts of $3,576 in 2017 and $3,517 in 2016	15,180	14,592
Inventories	7,047	6,971
Prepaid expenses	2,690	2,057

Total current assets	89,084	91,397

Property, plant, and equipment, net	7,901	8,214
Goodwill	7,452	7,452
Intangible assets, net	2,895	4,422
Other	333	336

Total assets	$107,665	$111,821

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Loan payable	$—	$1,557
Accounts payable - trade	10,350	9,857
Accrued liabilities	6,720	8,211
Other current liabilities	740	943

Total current liabilities	17,810	20,568

Other liabilities	983	1,699

Total liabilities	$18,793	$22,267

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 46,506,176 at July 31, 2017 and 46,267,619 at July 31, 2016	465	463
Additional paid-in capital	328,294	326,288
Accumulated deficit	(241,900)	(239,396)
Accumulated other comprehensive income	2,013	2,199

Total stockholders’ equity	88,872	89,554

Total liabilities and stockholders’ equity	$107,665	$111,821

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended July 31,
	2017	2016	2015
Revenues:
Clinical laboratory services	$77,407	$70,915	$63,414
Product revenues	29,192	30,337	31,690
Royalty and license fee income	1,205	1,521	2,495
Total revenues	107,804	102,773	97,599

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	45,400	42,859	39,589
Cost of product revenues	14,078	14,331	15,183
Research and development	2,928	3,524	3,350
Selling, general, and administrative	44,010	43,586	41,069
Provision for uncollectible accounts receivable	2,775	2,336	2,284
Legal fee expense	1,679	6,384	8,788
Legal settlements, net	—	(57,250)	(11,458)
Total costs, expenses and legal settlements, net	110,870	55,770	98,805

Operating (loss) income	(3,066)	47,003	(1,206)

Other income (expense):
Interest	384	(136)	(245)
Other	125	122	95
Foreign exchange gain (loss)	135	(474)	(936)

(Loss) income before income taxes	(2,422)	46,515	(2,292)
(Provision) benefit for income taxes	(82)	(1,229)	7

Net (loss) income	$(2,504)	$45,286	$(2,285)

Net (loss) income per common share:
Basic	$(0.05)	$0.98	$(0.05)
Diluted	$(0.05)	$0.97	$(0.05)

Weighted average common shares outstanding:
Basic	46,350	46,153	45,355
Diluted	46,350	46,602	45,355

The accompanying notes are an integral part of these consolidated financial statements

F-4

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended July 31,
	2017	2016	2015
Net (loss) income	$(2,504)	$45,286	$(2,285)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(186)	338	117
Comprehensive (loss) income	$(2,690)	$45,624	$(2,168)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended July 31, 2017, 2016, and 2015

(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at July 31, 2014	44,239,183	$443	$317,160	$(282,397)	$1,744	$36,950
Net (loss) for the year ended July 31, 2015	—	—	—	(2,285)	—	(2,285)
Vesting of restricted stock	19,418	—	—	—	—	—
Share-based compensation charges	—	—	429	—	—	429
Net proceeds from Issuance of common stock (net of expenses of $207)	1,588,480	16	6,672	—	—	6,688
Issuance of options in lieu of payment of cash bonuses	—	—	45	—	—	45
Issuance of common stock for employee 401(k) plan match	214,984	2	660	—	—	662
Foreign currency translation adjustments	—	—		—	117	117
Balance at July 31, 2015	46,062,065	$461	$324,966	$(284,682)	$1,861	$42,606
Net income for the year ended July 31, 2016	—	—	—	45,286	—	45,286
Vesting of restricted stock	11,500	—	—	—	—	—
Share-based compensation charges	—	—	525	—	—	525
Issuance of common stock for employee 401(k) plan match	160,352	2	707	—	—	709
Exercise of stock options	33,702	—	90	—	—	90
Foreign currency translation adjustments	—	—	—	—	338	338
Balance at July 31, 2016	46,267,619	$463	$326,288	$(239,396)	$2,199	$89,554
Net (loss) for the year ended July 31, 2017	—	—	—	(2,504)	—	(2,504)
Vesting of restricted stock	5,140	—	—	—	—	—
Share-based compensation charges	—	—	831	—	—	831
Issuance of common stock for employee 401(k) plan match	91,541	1	723	—	—	724
Exercise of stock options	141,876	1	452	—	—	453
Foreign currency translation adjustments	—	—	—	—	(186)	(186)
Balance at July 31, 2017	46,506,176	$465	$328,294	$(241,900)	$2,013	$88,872

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended July 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(2,504)	$45,286	$(2,285)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization of property, plant and equipment	2,078	2,163	2,019
Amortization of intangible assets	1,520	1,677	1,770
Provision for uncollectible accounts receivable	2,775	2,336	2,284
Deferred income tax benefit	—	(60)	(104)
Share-based compensation charges	831	525	429
Share-based 401(k) employer match expense	724	709	662
Foreign exchange (gain) loss	(476)	357	664

Changes in operating assets and liabilities:
Accounts receivable	(3,244)	(4,791)	(2,003)
Other receivables - settlements	—	6,650	(6,650)
Inventories	92	466	1,151
Prepaid expenses	(618)	169	(108)
Accounts payable - trade	515	1,103	394
Accrued liabilities, other current liabilities and other liabilities	(1,898)	(3,464)	(1,923)
Total adjustments	2,299	7,840	(1,415)

Net cash (used in) provided by operating activities	(205)	53,126	(3,700)

Cash flows from investing activities:
Capital expenditures	(1,753)	(1,530)	(1,783)
Decrease in security deposits and other	4	18	31

Net cash used in investing activities	(1,749)	(1,512)	(1,752)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	6,688
Proceeds from borrowings under Credit Agreement	40,694	89,880	88,632
Repayments under Credit Agreement	(42,250)	(91,336)	(88,632)
Installment loan payments	(566)	(565)	(463)
Proceeds from exercise of stock options	453	90	—

Net cash (used in) provided by financing activities	(1,669)	(1,931)	6,225

Effect of exchange rate changes on cash and cash equivalents	13	(15)	(119)

(Decrease) increase in cash and cash equivalents	(3,610)	49,668	654
Cash and cash equivalents - beginning of year	67,777	18,109	17,455
Cash and cash equivalents - end of year	$64,167	$67,777	$18,109

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds. At July 31, 2017 and 2016, the Company had cash and cash equivalents in foreign bank accounts of $0.5 million.

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

July 31, 2017

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

The following table summarizes the Clinical Lab segment’s net revenues and revenue percentages by revenue category:

	Years Ended July 31,
	2017		2016		2015
Revenue category	Amount	%	Amount	%	Amount	%
Third-party payers	$43,059	56	$34,454	49	$30,685	49
Patient self-pay	11,380	15	14,744	21	11,028	17
Medicare	12,705	16	11,392	16	11,981	19
HMO’s	10,263	13	10,325	14	9,720	15
Total	$77,407	100%	$70,915	100%	$63,414	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs (See Note 14).

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 39%, 30% and 28% of the Clinical Labs segment net revenue for the years ended July 31, 2017, 2016 and 2015 respectively.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

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

During the years ended July 31, 2017, 2016 and 2015, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 84%, 84% and 85%, respectively, of gross billings.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

For the Clinical Labs segment, the allowance for doubtful accounts represents amounts that the Company does not expect to collect after the Company has exhausted its collection procedures. The Company estimates its allowance for doubtful accounts in the period the related services are billed and reduces the allowance in future accounting periods based on write-offs during those periods. It bases the estimate for the allowance on the evaluation of historical experience of accounts going to collections and the net amounts not received. Accounts going to collection include the balances, after receipt of the approved settlements from third party payers, for the insufficient diagnosis information received from the ordering physician which results in denials of payment, and our estimate of the uncollected portion of receivables from self-payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. The Company fully reserves through its contractual allowances amounts that have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company adjusts the historical collection analysis for recoveries, if any, on an on-going basis.

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

The allowance for doubtful accounts as a percentage of total accounts receivable at July 31, 2017 and 2016 was 19.1% and 19.4% respectively.

The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At July 31, 2017 and 2016, approximately 75% and 71%, respectively, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York and New Jersey medical communities.

The Life Sciences segment’s accounts receivable includes royalties receivable of $0.4 million and $0.5 million, as of July 31, 2017 and 2016, respectively, due from QIAGEN Gaithersburg Inc. (“Qiagen”) (see Note 12).

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

The following is a table of the Company’s net accounts receivable by segment.

	July 31, 2017		July 31, 2016
Net accounts receivable by segment	Amount	%	Amount	%
Clinical Labs (by billing category)
Third party payers	$7,256	64	$5,861	57
Patient self-pay	1,591	14	1,676	16
Medicare	1,385	12	1,486	14
HMO’s	1,169	10	1,341	13
Total Clinical Labs	11,401	100%	10,364	100%

Total Life Sciences	3,779		4,228
Total accounts receivable – net	$15,180		$14,592

Changes in the Company’s allowance for doubtful accounts are as follows:

	July 31, 2017	July 31, 2016
Beginning balance	$3,517	$1,786
Provision for doubtful accounts	2,775	2,336
Write-offs	(2,716)	(605)
Ending balance	$3,576	$3,517

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

Impairment testing for Goodwill and Long-Lived Assets

The Company tests goodwill annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of a two-step quantitative impairment review process. The first step of the quantitative impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to their respective carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying amount of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment. In the second step, the impairment charge is the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company performed a quantitative assessment in 2017 and a qualitative assessment in 2016 and 2015, and concluded there were no goodwill impairments.

The Company reviews the recoverability of the carrying value of long-lived assets (including intangible assets with finite lives) for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the underlying business. The net book value of an asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. There were no long-lived asset impairments in 2017, 2016 or 2015.

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

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in selling, general and administrative expense, approximated $649, $601 and $556 for the years ended July 31, 2017, 2016 and 2015, respectively.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2017, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

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

Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for fiscal 2017 and 2015 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive and as such is the same as basic weighted average shares outstanding for 2017 and 2015. For fiscal 2016, approximately 449,000 weighted average stock options were included in the calculation of diluted weighted average shares outstanding. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted weighted average shares outstanding for the years ended July 31, 2017, and 2015 was 961,000, and 403,000, respectively.

For the years ended July 31, 2017, 2016 and 2015, the effect of approximately zero, 282,000 and 977,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the years ended July 31:

	2017	2016	2015
Net (loss) income	$(2,504)	$45,286	$(2,285)

Weighted-average common shares outstanding - basic	46,350	46,153	45,355
Add: effect of dilutive stock options and restricted stock	—	449	—
Weighted-average common shares outstanding - diluted	46,350	46,602	45,355

Net (loss) income per share – basic	$(0.05)	$0.98	$(0.05)
Net (loss) income per share – diluted	$(0.05)	$0.97	$(0.05)

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

For the years ended July 31, 2017, 2016 and 2015, share-based compensation expense relating to the fair value of stock options, restricted shares and restricted stock units was approximately $831, $525, and $429, respectively (see Note 10). No excess tax benefits were recognized for the year ended July 31, 2016, 2015 and 2014.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statement of operations for the years ended July 31:

	2017	2016	2015
Cost of clinical laboratory services	$6	$6	$5
Research and development	—	—	2
Selling, general and administrative	825	519	422
	$831	$525	$429

As of July 31, 2017, there was $1,187 of total unrecognized compensation cost related to non-vested share-based payment arrangements granted under the Company’s incentive stock plans, which will be recognized over a weighted average remaining life of approximately seventeen months.

Effect of New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. We adopted this standard in our fiscal year ending July 31, 2017. The adoption of this update had no impact on our consolidation financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). ASU 2015-11 changes the measurement principle for inventory from the lower of cost or market to lower of cost or net realizable value. We adopted this standard in our fiscal year ending in July 31, 2017. The adoption of this update had no impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other – Simplifying the Test for Goodwill Impairment. The ASU eliminates step two in the current two-step process so that any goodwill impairment is measured as the amount by which the reporting unit’s carrying amount exceeds its fair value. We early adopted this standard in our fiscal year ending July 31, 2017. The adoption of this update had no material impact on our consolidated financial statements.

Pronouncements Issued but Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 and its amendments supersede the current revenue recognition guidance, including industry-specific guidance. The new standard introduces a five-step model to achieve its core principle of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and on transfer of control, as opposed to transfer of risk and rewards. The standard also expands the required financial statement disclosures regarding revenue recognition. ASU 2014-09 will be effective for our interim periods and the fiscal year beginning August 1, 2018, and we do not expect to early adopt for reporting periods beginning after December 15, 2016. We expect to use retrospective application upon adoption. Based on our preliminary assessment, we expect the adoption of this ASU will result in the majority of the amounts that have historically been classified as bad debt expense, primarily related to patient responsibility, will be reflected as a reduction of the transaction price and therefore as a reduction in revenue; and increased disclosure, including qualitative and quantitative disclosure about the nature, amount, timing and

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

uncertainty of revenue and cash flows arising from contracts from customers. However, the adoption of this ASU is not expected to have a material impact on our financial position or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. Application of the standard is required for our annual and interim periods beginning August 1, 2017. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

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

Note 2 - Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Labs segment and is $7,452 as of July 31, 2017 and 2016.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2015	$27,838	$(21,683)	$6,155
Amortization expense	—	(1,677)	(1,677)
Foreign currency translation	(188)	132	(56)
July 31, 2016	$27,650	$(23,228)	$4,422
Amortization expense	—	(1,520)	(1,520)
Foreign currency translation	(214)	207	(7)
July 31, 2017	$27,436	$(24,541)	$2,895
F-15

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

Intangible assets, all finite-lived, consist of the following:

	July 31, 2017			July 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,951)	$76	$11,027	$(10,905)	$122
Customer relationships	11,881	(9,083)	2,798	12,122	(8,331)	3,791
Website and acquired content	1,011	(1,011)	—	1,011	(1,011)	—
Licensed technology and other	484	(463)	21	485	(437)	48
Trademarks	3,033	(3,033)	—	3,005	(2,544)	461
Total	$27,436	$(24,541)	$2,895	$27,650	$(23,228)	$4,422

At July 31, 2017 information with respect to the intangibles acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	3 years
Trademarks	5 years	—
Other intangibles	10 years	2 years

At July 31, 2017, the weighted average remaining useful life of intangible assets was approximately two years.

Estimated amortization expense related to these finite-lived intangible assets for the five succeeding fiscal years ending July 31 is as follows:

2018	$980
2019	829
2020	501
2021	266
2022	229

Amortization expense for the years ended July 31, 2017, 2016, and 2015 was $1,520, $1,677, and $1,770, respectively.

Note 3 - Supplemental disclosure for statement of cash flows

In the years ended July 31, 2017, 2016, and 2015, income taxes paid by the Company approximated $1,021, $279, and $115 respectively.

In the years ended July 31, 2017, 2016, and 2015, interest paid by the Company approximated $119, $121, and $206 respectively.

During fiscal 2017, 2016 and 2015, the Company financed $69, $95 and $346, respectively, in machinery and transportation equipment under installment loans.

During fiscal 2017, the Company did not enter into any capital lease agreements. During fiscal 2016 and 2015, the Company entered into capital lease agreements for machinery and equipment with a cost basis of $1,280 and $155, respectively.

During fiscal 2015, the Company recorded $45 in additional paid in capital and reduced accrued liabilities by the same amount for options issued in lieu of cash payment of certain incentive compensation awards. There were no such transactions recorded during fiscal 2017 or 2016.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

Note 4 - Inventories

Inventories consisted of the following at July 31:

	2017	2016
Raw materials	$852	$951
Work in process	1,905	1,755
Finished products	4,290	4,265
	$7,047	$6,971

Note 5 - Property, plant, and equipment

At July 31, 2017 and 2016 property, plant, and equipment consist of:

	2017	2016
Building and building improvements	$4,898	$4,915
Machinery and equipment (includes asset under capital lease - see Note 9)	7,878	7,479
Office furniture and computer equipment	19,434	19,765
Leasehold improvements	5,389	5,172
	37,599	37,331
Accumulated depreciation and amortization	(30,410)	(29,829)
	7,189	7,502
Land and land improvements	712	712
	$7,901	$8,214

Note 6 - Income taxes

The (provision) benefit for income taxes for fiscal years ended July 31 is as follows:

	2017	2016	2015
Current (provision) benefit:
Federal	$-	$(968)	$—
State and local	(70)	(276)	(72)
Foreign	(12)	(45)	(25)
Deferred benefit	-	60	104
Benefit (provision) for income taxes	$(82)	$(1,229)	$7
F-17

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31 are as follows:

	2017	2016
Deferred tax assets:
Federal tax carryforward losses	$18,831	$18,964
Provision for uncollectible accounts receivable	1,392	1,406
State and local tax carry forward losses	—	2,757
Accrued royalties	149	146
Stock compensation	782	616
Depreciation	804	769
Research and development and other tax credit carryforwards	2,208	2,152
Foreign tax carryforward losses	2,420	2,046
Intangibles	2,888	2,915
Inventory	2,536	2,477
Accrued expenses	1,420	1,321
Unrealized foreign exchange	—	100
Other, net	69	63
Deferred tax assets	33,499	35,732

Prepaid expenses	(863)	(820)
Other, net	(55)	—
Deferred tax liabilities	(918)	(820)

Net deferred tax assets before valuation allowance	32,581	34,912
Less: valuation allowance	(32,581)	(34,912)
Net deferred tax liabilities	$—	$—

The Company recorded a valuation allowance during the years ended July 31, 2017 and 2016 equal to domestic and certain foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets. For fiscal year 2017 and 2016 the change in the valuation allowance was $2.3 million and $14.7 million, respectively.

As of July 31, 2017, the Company had U.S. federal net operating loss carryforwards of approximately $56.2 million. The U.S. federal tax loss carryforwards, if not fully utilized, expire between 2030 and 2035. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. In addition, the Company has research and development tax credit carryforwards of approximately $1.1 million which expire between 2025 and 2037 and $1.1 million of alternative minimum tax credits which have an indefinite carryforward period. As of July 31, 2017, the Company had foreign loss carryforwards of approximately $9.3 million.

The components of income (loss) before income taxes consisted of the following for the years ended July 31:

	2017	2016	2015
United States operations	$(130)	$48,847	$(615)
International operations	(2,292)	(2,332)	(1,677)
Income (loss) before taxes	$(2,422)	$46,515	$(2,292)
F-18

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

The (provision) benefit for income taxes was at rates different from U.S. federal statutory rates for the following reasons for the years ended July 31:

	2017	2016	2015
Federal statutory rate	34.0%	(34.0)%	34.0%
Penalties and other expenses not deductible for income tax return purposes	(14.5)	(1.1)	(18.6)
State income taxes, net of benefit of federal tax deduction	(2.1)	(0.4)	(0.5)
Change in valuation allowance	64.0	32.9	(15.2)
State tax law change	(82.8)	—	—
Other	(2.0)	—	0.6
	(3.4)%	(2.6)%	0.3%

U.S. federal income taxes have not been provided on approximately $87 of undistributed earnings at the Company’s foreign subsidiaries at July 31, 2017, because it is the Company’s intent to keep the earnings reinvested. As of July 31, 2017, the Company has no liabilities for uncertain tax positions. It is the Company’s policy to record interest and penalties as a component of tax expense. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions.

Note 7 - Loan Payable

In June 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and MidCap Financial LLC. (formerly Healthcare Finance Group, LLC). The Credit Agreement, which expired in December 2016, provided for borrowings against eligible US receivables, as defined, of the Clinical Lab and Life Science segments up to $8.0 million at defined eligibility percentages and provided for additional borrowings of $4.0 million for increased eligible assets. Debt issuance costs of $281 were amortized over the life of the Credit Agreement. The balance of unamortized debt issuance cost was zero and $28 at July 31, 2017 and 2016, respectively, and was included in prepaid expenses. The nominal interest rate for the four month period the loan was outstanding during fiscal year 2017 and year ended July 31, 2016 was 5.25%. The effective interest rate for the credit agreement was 14.3% for the four month period the loan was outstanding in fiscal 2017 and 11.4% for the fiscal year ended July 31, 2016. The Credit Agreement expired and was repaid in full on December 7, 2016.

Note 8 - Accrued Liabilities, Other Current Liabilities and Other Liabilities

At July 31 accrued liabilities consist of:

	2017	2016
Payroll, benefits, severance and commissions	$4,092	$3,956
Legal	442	954
Professional fees	599	503
Research and development	143	300
Other	1,444	2,498
	$6,720	$8,211

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of July 31, 2017 and 2016, the Company has established a reserve of $0.3 million, which is included in accrued liabilities, for claims that have been reported but not paid and incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

Note 9 - Other liabilities

At July 31 Other liabilities consist of:

	2017	2016
Accrued legal settlement – see Note 14	$410	$800
Capital lease obligation	551	794
Installment loans	22	105
	$983	$1,699

The capital lease obligation and Installment loans are for machinery and equipment used in the Clinical Labs segment. Amortization of the assets recorded under the capital lease is included in depreciation expense. At July 31, 2017, the accumulated amortization on the capital lease was $517 and the imputed interest rate ranges from 4.25% to 9.5%.

Future minimum lease and loan payments are as follows:

	Capital lease	Installment loans
2018	$209	$122
2019	258	24
2020	250	—
2021	165	—
Total payments	882	146
Less: interest	(122)	(2)
Total net of interest	760	144
Less: current portion	(209)	(122)
Other liabilities - net	$551	$22

The weighted average interest rate on our short term borrowings during fiscal 2017 and 2016 was 7.5% and 8.0%, respectively.

Note 10 - Stockholders’ equity

Controlled Equity Offering

The Company has a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The Company pays Cantor a commission of 3.0% of the aggregate gross proceeds received under the Sale Agreement. The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. The initial agreement contemplated the sale of shares of the Company’s common stock having an aggregate offering price of up to $20.0 million. In December 2014, the Sales Agreement was amended in order for the Company to offer and sell additional shares of Common Stock having an aggregate offering price of $20.0 million.

On September 1, 2017, the Company filed with the SEC a “shelf” registration and sales agreement prospectus covering the offering, issuance and sale of our Common Stock that may be issued and sold under the existing Sales Agreement in an aggregate amount of up to $19.15 million. A total of $150 million of securities may be sold under this shelf registration, which was declared effective September 15, 2017.

For the years ended July 31, 2017 and 2016, the Company did not sell any shares of common stock under the Sales Agreement.

Common stock

In fiscal 2017, the Company issued 91,541 shares of common stock for its employees’ 401(k) matching contributions obligation. The Company recorded an expense of $724 for the match representing the fair value of the shares at the date of issuance.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

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

Incentive stock plans

The Company has an incentive stock option and restricted (non-vested) stock award plan (the “2005 Plan”), under which the Company could grant options and restricted stock (non-vested) awards for up to 1,000,000 common shares under the 2005 Plan. No additional awards may be granted under the 2005 Plan. On January 14, 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) which provides for the issuance of equity awards, including among others, options, restricted stock and restricted stock units for up to 3,000,000 Common Shares. The exercise price of options granted under the 2011 Plan, and consistent with other Plans, is equal to or greater than fair market value of the Common Stock on the date of grant. Unless terminated earlier by the Board of Directors, the 2011 Plan will terminate at the earliest of; (a) such time as no shares of Common Stock remain available for issuance under the 2011 Plan or (b) tenth anniversary of the effective date of the 2011 Plan. Awards outstanding upon expiration of the 2011 Plan shall remain in effect until they have been exercised, terminated, or have expired. As of July 31, 2017, there were approximately 350,000 shares available for grant under the 2011 Plan.

The Company estimates the fair value of each stock option award on the measurement date using a Black-Scholes option pricing model. The fair value of awards is amortized to expense on a straight line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, primarily time elapsed.

Options granted pursuant to the plans may be either incentive stock options or non-statutory options The 2011 Plan provides for the issuance of stock options, restricted stock and restricted stock unit awards which generally vest over a two to four year period. A summary of the activity pursuant to the Company’s stock option plans for the years ended July 31, 2017, 2016, and 2015 is as follows:

	2017		2016		2015
	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price
Outstanding at beginning of year	1,808,875	$3.43	1,358,104	$3.04	1,155,910	$5.03
New Grants	496,996	$7.07	490,473	$4.48	383,873	$3.55
Exercised	(141,876)	$3.19	(33,702)	$2.81	—	$—
Expired	(33,000)	$5.29	(6,000)	$3.61	(181,679)	$16.84
Outstanding at end of year	2,130,995	$4.26	1,808,875	$3.43	1,358,104	$3.04
Exercisable at end of year	1,388,475	$3.27	1,094,794	$2.95	782,688	$2.88
Weighted average fair value of options granted during year		$2.43		$1.58		$1.36

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options that vested. Total intrinsic value of options that vested and were exercisable during the fiscal years ended July 31, 2017, 2016, and 2015 was $10,530, $4,399 and $97, respectively. The intrinsic value of options outstanding at July 31, 2017, 2016, and 2015 was $14,510, $6,451 and $154, respectively. The intrinsic value of the options exercised in fiscal 2017 and 2016 was $1,388 and $64, respectively.

On January 5, 2017, the Company awarded 264,896 options to the board of directors and senior officers with an exercise price of $7.07 and a five-year term, which vest annually over two years. The fair value of the options granted was $2.40 per share. The assumption used to fair value these options were as follow: expected life of 3.25 years, expected volatility 46.28%, a risk free interest rate of 1.48% and no dividend yield. As of July 31, 2017 none of these options were vested.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

On January 5, 2017, the Company also awarded 229,100 options to senior management and employees with an exercise price of $7.07 and a five-year term, which vest annually over three years. The fair value of the options granted was $2.48 per share. The assumption used to fair value these options were as follows: expected life of 3.50 years, expected volatility 45.85%, a risk free interest rate of 1.54% and no dividend yield. As of July 31, 2017 none of these options were vested.

On March 14, 2016, the Company awarded 110,000 options to senior officers with an exercise price of $4.35 and a five-year term, which vest annually over two years. The fair value of the options granted was $1.46 per share. The assumption used to fair value these options were as follow: expected life of 3.25 years, expected volatility 46.13%, a risk free interest rate of 1.19% and no dividend yield. As of July 31, 2017, approximately 55,000 of these options were vested.

On March 14, 2016, the Company also awarded 191,600 options to senior management and employees with an exercise price of $4.35 and a five-year term, which vest annually over three years. The fair value of the options granted was $1.57 per share. The assumption used to fair value these options were as follow: expected life of 3.5 years, expected volatility 48.14%, a risk free interest rate of 1.24% and no dividend yield. As of July 31, 2017, approximately 61,366 of these options were vested and 6,167 forfeited.

On June 16, 2016, the Company awarded 2,000 options to an employee with an exercise price of $5.61 per share and a five-year term, which vest annually over two years. The fair value of the options granted was $1.88 per share. The assumption used to fair value these options were as follows: expected life of 3.25 years, expected volatility 46.64%, a risk free interest rate of 0.846% and no dividend yield. As of July 31, 2017, approximately 1,000 of these options were vested.

On January 6, 2016, the Company awarded 189,873 options to the board of directors with an exercise price of $4.66 and a five-year term, which vest annually over two years. The fair value of the options granted was $1.65 per share. The assumption used to fair value these options were as follow: expected life of 3.25 years, expected volatility 48.6%, a risk free interest rate of 1.31% and no dividend yield. As of July 31, 2017, approximately 126,582 of these options were vested.

On January 21, 2015, the Company awarded 293,373 options to two senior officers and the board of directors with an exercise price of $3.40 and a five-year term, which vest annually over two years. The fair value of the options granted was $1.27 per share. The assumptions used to fair value these option awards were as follows: expected life of 3.25 years, expected volatility 52.25%, a risk free interest rate of 0.93% and no dividend yield. As of July 31, 2017, all of these options were vested. Further on January 21, 2015, the Company awarded 40,000 options to executive officers with an exercise price of $3.40 and a five-year term, which vest annually over three years. The fair value of the options granted was $1.39 per share. The assumptions used to fair value these option awards were as follows: expected life of 3.5 years, expected volatility 55.63%, a risk free interest rate of 1.00% and no dividend yield. As of July 31, 2017, approximately 23,334 of these options were vested and 5,000 were forfeited.

The following table summarizes information for stock options outstanding at July 31, 2017:

	Options outstanding and exercisable
Range of Exercise prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$2.53 - $4.35	1,425,460	1.13	$3.25
$4.66 - $7.07	705,535	1.35	$6.31
	2,130,995

Restricted Stock Awards

During fiscal 2017, 2016 and 2015, the compensation committee of the Company’s board of directors approved grants of restricted stock and restricted stock unit awards (the “Awards”) to certain officers and certain employees under the 2011 or 2005 Plans. The Awards vest upon the recipient’s continued employment service rateably over either two, three or four years. Share-based compensation expense is based on the fair value of the award as measured on the grant date and is recorded over the vesting period on a straight-line basis. The Awards will be forfeited if the recipient ceases to be employed by the Company, as defined in the Plans’ terms. The Awards settle in shares of the Company’s common stock on a one-for-one basis.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

The following table summarizes the activity pursuant to restricted stock awards for the years ended July 31,

	2017		2016		2015
	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price	Awards	Weighted - Average Award Price
Outstanding at beginning of year	8,501	$4.13	21,501	$8.84	42,502	$5.74
Awarded	4,250	$6.95	—	$—	4,250	$4.75
Vested	(5,140)	$(4.10)	(11,500)	$(2.83)	(19,418)	$(2.83)
Forfeited	(175)	$(2.14)	(1,500)	$(2.86)	(5,833)	$(3.22)
Outstanding (non-vested) at end of year	7,436	$4.45	8,501	$4.13	21,501	$8.84
Weighted average market value of awards granted during year		$6.95		$—		$4.75

The fair value of the awards that vested during the years ended July 31, 2017, 2016 and 2015 was $44, $46 and $79, respectively.

Note 11 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2017, 2016, and 2015, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The share-based 401(k) employer matched contribution was approximately $724, $709, and $662 in fiscal years 2017, 2016, and 2015, respectively. As of July 31, 2017, 2016 and 2015 the Company accrued a total of $412, $413 and $387 in 401(K) matching contributions within the Accrued liabilities account.

The Company’s Swiss operations provide a pension plan named the Enzo Life Sciences (ELS) AG Vertrag - Nr. 2/401144, (the “Swiss Plan”) under the Swiss government’s social security system for Swiss employees. The current required minimum saving contribution is 13% for employees over age 25 and minimum annual investment return is 1.00%. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 50% of the employee contribution. The status of the Swiss Plan, which is substantially funded as of December 31, 2016, the latest plan year end, is as follows:

As of December 31,	2016	2015	2014
Total Assets	$2,184	$2,149	$2,132

Accumulated Benefit Obligation	$2,432	$2,397	$2,421
Funded status	90%	90%	88%

Fiscal Year ended July 31,	2016	2015	2014

Contributions	$224	$224	$279

The Swiss Plan’s contract expires December 31, 2019 and currently the Company has no plans to change the current funding or plan design. No events have occurred that would impact the Swiss Plan status.

Note 12 - Royalty and other income

The Company has a license agreement with Qiagen that began in 2005, whereby the Company earns quarterly running royalties on the net sales of Qiagen products subject to the license until the expiration of the patent on April 24, 2018. During the years ended July 31, 2017, 2016 and 2015, the Company recorded royalty income under the agreement of approximately $1,205, $1,521 and $2,495 respectively, which is included in the Life Sciences segment.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

Note 13 - Commitments

Leases

The Company leases equipment, office and laboratory space under several non-cancellable operating leases that expire between September 2017 and June 2028. Certain leases include renewal options and rent escalation clauses. An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for clinical laboratory operations and certain research operations. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense for this lease, inclusive of real estate taxes, approximated $1,752, $1,704, and $1,623 (net of real estate tax abatement received of $61 for years 2016 and 2015) during fiscal years 2017, 2016 and 2015, respectively. Total rent expense incurred by the Company during fiscal 2017, 2016 and 2015 for all its facilities was approximately $4,658, $4,572 and $4,504, respectively.

Minimum future annual rentals under all non-cancellable operating leases, net of sublease rental income of $323, as of July 31, 2017, are as follows:

Years ended July 31,
2018	$6,713
2019	6,474
2020	4,459
2021	3,146
2022	2,738
Thereafter	8,109
$31,639

Employment Agreements

The Company has employment agreements with certain officers that are cancellable at any time but provide for severance pay in the event an officer is terminated by the Company without cause, as defined in the agreements. Unless cancelled earlier or with notice as defined, the agreement automatically renews for two years. Aggregate minimum compensation commitments, exclusive of any severance provisions as of July 31, 2017 is $2,498.

Note 14 – Contingencies

June 2004, the Company and Enzo Life Sciences, Inc., filed suit in the United States District Court for the District of Connecticut against Applera Corporation and its wholly-owned subsidiary Tropix, Inc., which became Life Technologies, Inc. and was acquired by Thermo Fisher Scientific, Inc. (NYSE:TMO) on February 2014. The complaint alleged infringement of six patents relating to DNA sequencing systems, labeled nucleotide products, and other technology. Yale University is the owner of four of the patents and the Company is the exclusive licensee. These four patents are commonly referred to as the “Ward” patents. In November 2012, a jury in New Haven found that one of these patents (United States Patent No. 5,449,667) was infringed and not proven invalid. The jury awarded $48.5 million for this infringement. In January 2014, the judge awarded prejudgment interest of approximately $12.5 million and additional post-interest on the full amount was also being awarded starting November 2012 until the total award is satisfied.  The final award to the Company could have been reduced or subject to possible claims from third parties. In March 2015, the Court of Appeals for the Federal Circuit vacated that judgment in a decision remanding the matter to the district court for further proceedings.  On February 22 2016, the Connecticut District Court granted Applera’s motion for summary judgment of non-infringement.  The Company appealed that decision. On August 2, 2017, the Court of Appeals for the Federal Circuit affirmed a judgment of the United States District Court for the District of Connecticut, on February 22, 2016. The lower court found that Applera Corp. (now part of Thermo-Fischer) had not infringed our patent and the Federal Circuit affirmed that finding. We are considering our options. There can be no assurance that we will be successful in this litigation. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company.

As of August 1, 2014 the Company was engaged in litigation in the United States District Court for the Southern District of New York against Roche Diagnostic GmbH and its related company Roche Molecular Systems, Inc. (“Roche”), as declaratory judgment

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

defendant. This case was commenced in May 2004. Roche seeks a declaratory judgment of non-breach of contract and patent invalidity against the Company. Roche has also asserted tort claims against the Company. The Company has asserted breach of contract and patent infringement causes of action against Roche. There has been extensive discovery in the case. In 2011, Roche moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, the motion was granted in part and denied in part. In December 2012, Roche moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. In December 2013, the Court granted in part and denied in part Roche’s summary judgment motion. In October 2014, the Court ordered that damages discovery concerning the Company’s remaining contract and patent claims and Roche’s claims should be completed by the end of January 2015, and expert discovery should be completed following the Court’s not-yet-issued claim construction ruling concerning the Company’s patent infringement claim against Roche. Roche dropped its tort claims during damages discovery. In April 2015, the Court heard oral argument on claim construction issues. In May 2015, Roche and the Company jointly moved the Court to extend the schedule for damages discovery until the end of May 2015, and the Court granted that motion. The parties are waiting for the Courts’ ruling on claim construction. The Company and Enzo Life Sciences intend to vigorously press their remaining claims and contest the claims against them.

In September 2014, the Company and the U.S. Department of Justice reached a settlement agreement to resolve an investigation focused primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs. During fiscal year 2014, the Company recorded a charge of $2.0 million in the statement of operations under legal settlements, net within the Clinical Labs segment. The settlement amount is being paid with interest over a five-year period. During fiscal year 2016, the Company accrued an additional $1.5 million, due to the Company’s achievement of certain financial milestones. As of July31, 2017, the total liability for this settlement is $0.8 million, of which $0.4 million is included in other current liabilities and $0.4 million included in other liabilities.

In June 2014, the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (formerly known as PerkinElmer Life Sciences, Inc.) (together, “PerkinElmer”), with respect to an action between the Company and PerkinElmer before the U.S. District Court, Southern District of New York, Case No 03-CV-3817. PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former attorney’s charging lien for fees allegedly owed for past services rendered to the Company. In December 2015, the Company entered into a Settlement Agreement with the former attorney pursuant to which the Company and the former attorney resolved their respective claims against each other. In January 2016, the Company received a total of approximately $7.0 million from the escrow referred to above in accordance with the terms of the Settlement Agreement which was included in the statement of operations under Legal settlements, net within the Life Science segment in the 2016 period.

In October 2015, the Company reached and finalized a settlement with Affymetrix, Inc. in the amount of $6.8 million, net in a patent infringement action brought by the Company. In January 2016, the Company reached and finalized a settlement agreement with Agilent Technologies, Inc. in the amount of $6.1 million, net in a patent infringement action brought by the Company. Both cases were originally brought by the Company in the United States District Court for the District of Delaware. The settlements were included in the statement of operations during the 2016 fiscal period under Legal settlements, net within the Life Science segment.

In May 2016, the Company reached and finalized a settlement with Life Technologies Corporation in the amount of $24.3 million, net in an infringement action brought by the Company regarding its US Patents No. 6,992,180 and 7,064,197. In July 2016, the Company reached and finalized a settlement with Illumina, Inc., in the amount of $14.5 million, net in an infringement action brought by the Company regarding US Patent No. 7,064,197. These cases were originally brought by the Company in the United States District Court for the District of Delaware. The settlements are included in the statement of operations under Legal settlements, net within the Life Science segment for the 2016 period.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2017

(Dollars in thousands except share data)

As of July 31, 2017, there are seven pending cases originally brought by the Company in the United States District Court for the District of Delaware (“the Court”) alleging patent infringement against various companies.  On June 28, 2017, the Court issued an opinion in the Gen-Probe case, granting Gen-Probe’s motion for summary judgment that the asserted claims of the ’180 patent are invalid for nonenablement. The Court entered final judgment of invalidity of the asserted claims of the ‘180 patent on July 19, 2017 in the Gen-Probe and Hologic cases. The Court entered partial final judgment of invalidity of the asserted claims of the ‘180 patent and stayed the remainder of the cases in the Becton Dickinson and Roche cases on July 31, 2017 and August 2, 2017, respectively. The Company has filed notices of appeal in each of the Gen-Probe, Hologic, Becton Dickinson, and Roche cases, which have been docketed by the United States Court of Appeals for the Federal Circuit (“Federal Circuit”). In the Abbott case, the parties agreed that the Court’s summary judgment ruling in the Gen-Probe case invalidated all of the ’180 patent claims asserted against the Abbott Defendants. On August 15, 2017, the Court granted Abbott’s motion for summary judgment that the asserted claims of the ’405 patent are invalid for nonenablement. On September 1, 2017, the Court entered final judgement of invalidity of the asserted claims of the ‘180 and ‘405 patents for nonenablement.  Enzo subsequently filed a notice of appeal on September 14, 2017.  The Federal Circuit docketed the appeal on September 15, 2017. The Federal Circuit has consolidated the appeals from the Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche litigations (“Consolidated Appeals”) and set November 28, 2017 as the deadline for Enzo to file its opening brief in the Consolidated Appeals. We disagree with the Court’s invalidity decisions regarding the ‘180 and ‘405 patents in the pending cases and continue to explore options for review of those decisions.  In the other two cases involving Hologic, one of the cases is stayed, while the other case is proceeding under the Court’s scheduling order with fact and expert discovery deadlines through September 2018, a summary judgment hearing date in February 2019, and a trial date in May 2019.

The Company currently uses one third party reference lab for certain clinical laboratory services we provide which represents 18% of the consolidated purchases for the year ended July 31, 2017. Although there are a limited number of reference labs available for those clinical laboratory services, we believe that these other references labs could provide us with such testing results on comparable terms. A change in reference labs, however, could cause a delay in obtaining and reporting those test results and a possible loss of services revenues, which would affect operating results adversely.

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2017

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$77,407	—	—	—	$77,407
Product revenues	—	$29,192	—	—	29,192
Royalty and license fee income	—	1,205	—	—	1,205
Total revenues	77,407	30,397	—	—	107,804

Operating costs and expenses:
Cost of clinical laboratory services	45,400	—	—	—	45,400
Cost of product revenues	—	14,078	—	—	14,078
Research and development	—	2,311	$617	—	2,928
Selling, general and administrative	24,465	11,232	—	$8,313	44,010
Provision for uncollectible accounts receivable	2,718	57	—	—	2,775
Legal fee expense	146	79	—	1,454	1,679
Total operating costs and expenses	72,729	27,757	617	9,767	110,870

Operating income (loss)	4,678	2,640	(617)	(9,767)	(3,066)

Other income (expense)
Interest	(112)	46	—	450	384
Other	137	(60)	—	48	125
Foreign exchange gain	—	135	—	—	135

Income (loss) before taxes	$4,703	$2,761	$(617)	$(9,269)	$(2,422)

Depreciation and amortization included above	$1,586	$1,913	$—	$99	$3,598

Share-based compensation included in above:
Cost of clinical laboratory services	$6	$—	$—	$—	$6
Selling, general and administrative	111	74	—	$640	825
Total	$117	$74	$—	$640	$831

Capital expenditures	$1,363	$390	$—	$—	$1,753
F-27

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2016

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$70,915	—	—	—	$70,915
Product revenues	—	$30,337	—	—	30,337
Royalty and license fee income	—	1,521	—	—	1,521
Total revenues	70,915	31,858	—	—	102,773

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	42,859	—	—	—	42,859
Cost of product revenues	—	14,331	—	—	14,331
Research and development	—	2,720	$804	—	3,524
Selling, general and administrative	22,882	11,761	—	$8,943	43,586
Provision for uncollectible accounts receivable	2,375	(39)	—	—	2,336
Legal fee expense	134	11	—	6,239	6,384
Legal settlements, net	1,500	(58,750)	—	—	(57,250)
Total operating costs, expenses and legal settlements, net	69,750	(29,966)	804	15,182	55,770

Operating income (loss)	1,165	61,824	(804)	(15,182)	47,003

Other income (expense)
Interest	(105)	47	—	(78)	(136)
Other	10	38	—	74	122
Foreign exchange gain	—	(474)	—	—	(474)

Income (loss) before taxes	$1,070	$61,435	$(804)	$(15,186)	$46,515

Depreciation and amortization included above	$1,676	$2,091	$—	$73	$3,840

Share-based compensation included in above:
Cost of clinical laboratory services	$6	$—	$—	$—	$6
Selling, general and administrative	51	30	—	$438	519
Total	$57	$30	$—	$438	$525

Capital expenditures	$1,216	$314	$—	$—	$1,530
F-28

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2015

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$63,414	—	—	—	$63,414
Product revenues	—	$31,690	—	—	31,690
Royalty and license fee income	—	2,495	—	—	2,495
Total revenues	63,414	34,185	—	—	97,599

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	39,589	—	—	—	39,589
Cost of product revenues	—	15,183	—	—	15,183
Research and development	—	2,608	$742	—	3,350
Selling, general and administrative	20,666	12,168	—	$8,235	41,069
Provision for uncollectible accounts receivable	2,418	(134)	—	—	2,284
Legal fee expense	196	(67)	—	8,659	8,788
Legal settlements, net	—	(11,458)	—	—	(11,458)
Total operating costs, expenses and legal settlements, net	62,869	18,300	742	16,894	98,805

Operating (loss) income	545	15,885	(742)	(16,894)	(1,206)

Other income (expense)
Interest	(86)	10	—	(169)	(245)
Other	28	9	—	58	95
Foreign exchange gain	—	(936)	—	—	(936)

(Loss) income before income taxes	$487	$14,968	$(742)	$(17,005)	$(2,292)

Depreciation and amortization included above	$1,443	$2,254	$3	$89	$3,789

Share-based compensation included in above:
Cost of clinical laboratory services	$5	$—	—	—	$5
Research and development	—	2	—	—	2
Selling, general and administrative	43	15	—	$364	422
Total	$48	$17	—	$364	$429

Capital expenditures	$1,557	$226	—	—	$1,783
F-29

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2017

(Dollars in thousands except share data)

Geographic financial information is as follows:

Net sales to unaffiliated customers:	2017	2016	2015
United States	$99,469	$94,016	$87,875
Switzerland	2,371	2,709	3,131
United Kingdom	1,673	1,730	1,904
Other international countries	4,291	4,318	4,689
Total	$107,804	$102,773	$97,599

Long-lived assets at July 31,	2017	2016
United States	$17,241	$18,730
Switzerland	649	917
United Kingdom	185	244
Other international countries	173	197
Total	$18,248	$20,088

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

	2017	2016	2015
United States	$22,062	$23,102	$24,461
Foreign countries	8,335	8,756	9,724
	$30,397	$31,858	$34,185

Note 16 - Summary of Selected Quarterly Financial Data (unaudited)

The following table contains statement of operations information for each quarter of the years ended July 31, 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly financial data for fiscal 2016 and 2015 is summarized as follows:

	Quarter Ended
Fiscal 2017	October 31, 2016	January 31, 2017	April 30, 2017	July 31, 2017
Total revenues	$26,284	$26,260	$27,089	$28,171
Gross profit	12,079	11,688	12,173	12,386
Income (loss) before income taxes	(1,454)	(1,000)	(39)	71
Net income (loss)	(1,474)	(1,053)	(71)	94
Basic income (loss) per common share	$(0.03)	$(0.02)	$(0.00)	$0.00
Diluted income (loss) per common share	(0.03)	(0.02)	(0.00)	0.00

	Quarter Ended
Fiscal 2016	October 31, 2015	January 31, 2016	April 30, 2016	July 31, 2016
Total revenues	$25,177	$24,560	$26,433	$26,603
Gross profit	11,234	10,819	11,445	12,085
Income (loss) before income taxes	4,521	7,039	(2,113)	37,068
Net income (loss)	4,434	6,832	(2,115)	36,135
Basic income (loss) per common share	$0.10	$0.15	$(0.05)	$0.78
Diluted income (loss) per common share	0.10	0.15	(0.05)	0.77
F-30

ENZO BIOCHEM, INC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended July 31, 2017, 2016 and 2015
(in thousands)

Year ended July 31,	Description	Balance at Beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

2017	Allowance for doubtful accounts receivable	3,517	2,775		2,716	(1)	3,576

2016	Allowance for doubtful accounts receivable	1,786	2,336		605	(1)	3,517

2015	Allowance for doubtful accounts receivable	2,142	2,284		2,640	(1)	1,786

2017	Deferred tax valuation allowance	34,912	(2,179)				32,733

2016	Deferred tax valuation allowance	49,658	(14,746)				34,912

2015	Deferred tax valuation allowance	49,465	193				49,658

(1)	Write-off of uncollectible accounts receivable.
S-1