Form 10-Q
period 2017-10-31
ENZO BIOCHEM INC
filed 2017-12-07
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

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

Yes ☐ No ☒

As of December 1, 2017, the Registrant had 46,925,721 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
October 31, 2017

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31, 2017 (unaudited)	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$66,849	$64,167
Accounts receivable, net of allowances	14,443	15,180
Inventories	7,210	7,047
Prepaid expenses and other	2,481	2,690
Total current assets	90,983	89,084

Property, plant and equipment, net	7,837	7,901
Goodwill	7,452	7,452
Intangible assets, net	2,647	2,895
Other assets	337	333
Total assets	$109,256	$107,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$9,558	$10,350
Accrued liabilities	9,313	6,720
Other current liabilities	670	740
Total current liabilities	19,541	17,810

Other liabilities	533	983
Total liabilities	$20,074	$18,793

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 46,994,283 and outstanding: 46,913,532 at October 31, 2017 and shares issued: 46,506,176 at July 31, 2017	470	465
Additional paid-in capital	329,971	328,294
Less: Treasury stock at cost 80,751 shares at October 31, 2017 and -0- at July 31, 2017	(815)	—
Accumulated deficit	(242,540)	(241,900)
Accumulated other comprehensive income	2,096	2,013
Total stockholders’ equity	89,182	88,872
Total liabilities and stockholders’ equity	$109,256	$107,665

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,
	2017	2016
Revenues:
Clinical laboratory services	$20,334	$18,558
Product revenues	7,081	7,426
Royalty and license fee income	261	300
Total revenues	27,676	26,284

Operating costs, expenses:
Cost of clinical laboratory services	12,042	10,896
Cost of product revenues	3,389	3,309
Research and development	747	822
Selling, general, and administrative	10,891	11,494
Provision for uncollectible accounts receivable	814	669
Legal fee expense	431	372
Total operating costs, expenses	28,314	27,562

Operating loss	(638)	(1,278)

Other income (expense):
Interest	157	46
Other	36	119
Foreign exchange loss	(195)	(361)
Loss before income taxes	(640)	(1,474)
Provision for income taxes	—	—
Net loss	$(640)	$(1,474)

Net loss per common share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding:
Basic	46,914	46,272
Diluted	46,914	46,272

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2017	2016
Net loss	$(640)	$(1,474)
Other comprehensive (loss) income:
Foreign currency translation adjustments	83	254
Comprehensive loss	$(557)	$(1,220)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended October 31, 2017
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares Issued	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2017	46,506,176	—	$465	$328,294	$—	$(241,900)	$2,013	$88,872

Net loss for the period ended October 31, 2017	—	—	—	—	—	(640)	—	(640)

Purchase of treasury stock	—	80,751	—	—	(815)	—	—	(815)

Vesting of restricted stock	1,001		—	—	—	—	—	—

Exercise of stock options	487,106	—	5	1,472	—	—	—	1,477

Share-based compensation charges	—	—	—	205	—	—	—	205

Foreign currency translation adjustments	—	—	—	—	—	—	83	83
Balance at October 31, 2017	46,994,283	80,751	$470	$329,971	$(815)	$(242,540)	$2,096	$89,182

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(640)	$(1,474)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	521	515
Amortization of intangible assets	228	412
Provision for uncollectible accounts receivable	814	669
Share-based compensation charges	205	151
Accrual for share-based 401(k) employer match expense	177	177
Foreign exchange loss	198	349

Changes in operating assets and liabilities:
Accounts receivable	(101)	(150)
Inventories	(198)	(298)
Prepaid expenses and other	207	137
Accounts payable – trade	(819)	(522)
Accrued liabilities, other current liabilities and other liabilities	2,003	(299)
Total adjustments	3,235	1,141

Net cash provided by (used in) operating activities	2,595	(333)

Cash flows from investing activities:
Capital expenditures	(461)	(514)
Net cash used in investing activities	(461)	(514)

Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	—	24,297
Repayments under Credit Agreement	—	(23,854)
Installment loan and capital lease obligation payments	(101)	(146)
Proceeds from the exercise of stock options	658	6
Net cash provided by financing activities	557	303

Effect of exchange rate changes on cash and cash equivalents	(9)	(19)

Increase (decrease) in cash and cash equivalents	2,682	(563)
Cash and cash equivalents - beginning of period	64,167	67,777
Cash and cash equivalents - end of period	$66,849	$67,214

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2017
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The consolidated balance sheet as of October 31, 2017, the consolidated statements of operations, comprehensive income (loss), and cash flows for the three months ended October 31, 2017 and 2016, and the consolidated statement of stockholders’ equity for the three months ended October 31, 2017 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2017 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2018.

Effect of New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. The adoption of this new standard did not have a material impact on our consolidated financial statements. We adopted this standard as of August 1, 2017.

Pronouncements Issued but Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 and its amendments supersede the current revenue recognition guidance, including industry-specific guidance. The new standard introduces a five-step model to achieve its core principle of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and on transfer of control, as opposed to transfer of risk and rewards. The standard also expands the required financial statement disclosures regarding revenue recognition. ASU 2014-09 will be effective for our interim periods and the fiscal year beginning August 1, 2018, and we are not early adopting. We expect to use retrospective application upon adoption. Based on our preliminary assessment, we expect the adoption of this ASU may result in some portion of the amounts that have historically been classified as bad debt expense, primarily related to patient responsibility, could be reflected as a reduction of the transaction price and therefore as a reduction in revenue; and increased disclosure, including qualitative and quantitative disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. However, the adoption of this ASU is not expected to have a material impact on our financial position or cash flows.

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

We will recognize expense in the Statement of Operations similar to current lease accounting, in the cost of sales and selling, general and administrative.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 708) Scope of Modification Accounting which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Adoption of the Standard is required for our annual and interim periods beginning August 1, 2018 with the amendments in the update applied prospectively to an award modified on or after the adoption date. Early adoption is permitted. We are currently evaluating the impact this new standard will have on the consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Concentration Risk

One provider whose programs are included in the “Third-party payer” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 40% and 36% of the Clinical Labs segment net revenue for the three months ended October 31, 2017 and 2016, respectively.

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for the three months ended October 31, 2017 and 2016 diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options and unvested restricted stock because to do so would be antidilutive.

For the three months ended October 31, 2017 and 2016, the number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share was 931,000, and 720,000, respectively.

For the three months ended October 31, 2017 and 2016 there were no outstanding “out of the money” options to purchase common shares.

Note 3 - Supplemental disclosure for statement of cash flows

For the three months ended October 31, 2017 and 2016, income taxes paid by the Company were $15 and $954, respectively.

For the three months ended October 31, 2017 and 2016, interest paid by the Company was $25 and $58, respectively.

For the three months ended October 31, 2017 and 2016, the Company financed $0 and $69 respectively, in machinery and transportation equipment under installment loans.

During the three months ended October 31, 2017 and 2016, the Company did not enter into any capital lease agreements.

During the three months ended October 31, 2017 certain officers of the Company exercised 271,591 stock options in non-cash transactions. The officers surrendered 80,751 shares of the Company’s common stock to exercise the stock options. The Company recorded approximately $815, the market value of the surrendered shares, as treasury stock.

Note 4 - Inventories

Inventories consist of the following:

	October 31, 2017	July 31, 2017
Raw materials	$878	$852
Work in process	1,881	1,905
Finished products	4,451	4,290
	$7,210	$7,047
9

Note 5 – Goodwill and intangible assets

At October 31, 2017 and July 31, 2017, the Company’s carrying amount of goodwill, related to the Clinical Labs segment, is $7,452.

The Company’s change in the carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2017	$27,436	$(24,541)	$2,895
Amortization expense	—	(228)	(228)
Foreign currency translation	(118)	98	(20)
October 31, 2017	$27,318	$(24,671)	$2,647

Intangible assets, all finite lived, consist of the following:

	October 31, 2017			July 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,026	$(10,957)	$69	$11,027	$(10,951)	$76
Customer relationships	11,823	(9,260)	2,563	11,881	(9,083)	2,798
Website and acquired content	1,007	(1,007)	—	1,011	(1,011)	—
Licensed technology and other	485	(470)	15	484	(463)	21
Trademarks	2,977	(2,977)	—	3,033	(3,033)	—
Total	$27,318	$(24,671)	$2,647	$27,436	$(24,541)	$2,895

At October 31, 2017, information with respect to intangibles assets acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8 -15 years	3 years
Other intangibles	10 years	2 years

At October 31, 2017, the weighted average useful life of intangible assets is approximately two years.

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

Note 7 – Accrued Liabilities

Accrued liabilities consist of the following:

	October 31, 2017	July 31, 2017
Payroll, benefits, and commissions	$6,437	$4,092
Professional fees	554	442
Legal fee expense	327	599
Research and development	143	143
Other	1,852	1,444
	$9,313	$6,720
10

Note 8 – Other Liabilities

Other liabilities consist of the following:

	October 31, 2017	July 31, 2017
Capital lease obligations, net of short term	$520	$551
Accrued legal settlement	—	410
Installment loans, net of short term	13	22
	$533	$983

As of October 31, 2017, future minimum payments under the capital leases, net of interest of $105 aggregates $699 including a short term debt portion of $179 included in other current liabilities. Future minimum payments under the installment loans aggregate $102, including a short term portion of $89 included in other current liabilities. A total of $400 is included in other current liabilities at October 31, 2017 as accrued legal settlement which is further discussed in Note 11 - Contingencies.

Note 9 – Stockholders’ Equity

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

During the three months ended October 31, 2017 and during fiscal 2017, the Company did not sell any shares of Common Stock under the Sales Agreement.

Treasury stock

During the three months ended October 31, 2017 certain officers of the Company exercised 271,591 stock options in non-cash transactions. The officers surrendered 80,751 shares of the Company’s common stock to exercise the stock options. The Company recorded approximately $815, the market value of the surrendered shares, as treasury stock.

Share-based compensation

The Company has an incentive stock option and restricted stock award plan (the “2005 Plan”), and a long term incentive share award plan, (the “2011 Incentive Plan”), which are more fully described in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. The 2011 Plan, which is the only plan from which awards may now be granted, provides for the award to eligible employees, officers, directors, consultants and other persons of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, and other stock-based awards.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended October 31,
	2017	2016
Stock options	$202	$146
Restricted stock	3	5
	$205	$151
11

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended October 31,
	2017	2016
Cost of clinical laboratory services	$—	$2
Selling, general and administrative	205	149
	$205	$151

No excess tax benefits were recognized during the three month periods ended October 31, 2017 and 2016.

Stock Option Plans

The following table summarizes stock option activity during the three month period ended October 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2017	2,130,995	$4.26
Awarded	—	$—
Exercised	(487,106)	$3.03		$4,940
Cancelled or expired	(19,334)	$5.92
Outstanding at end of period	1,624,555	$4.62	2.8 years	$12,313
Exercisable at end of period	903,868	$3.39	1.6 years	$5,838

As of October 31, 2017, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $1.0 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is fourteen months.

The intrinsic value of in the money stock option awards that are vested at the end of the period represents the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options vested.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s unvested restricted stock awards for the three months ended October 31, 2017 is as follows:

	Awards	Weighted Average Award Price
Outstanding at July 31, 2017	7,436	$4.45
Awarded	—	—
Vested	(1,001)	$(4.84)
Forfeited	—	—
Unvested at end of period	6,435	$3.85

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of October 31, 2017, there was approximately $0.1 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of approximately twenty five months.

The fair value of the awards that vested during the three months ended October 31, 2017 and 2016 was $10 and $8, respectively.

12

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 349,600 shares as of October 31, 2017.

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

The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as “Other” consist of corporate general and administrative costs which are not allocable to the three reportable segments. Legal fee expense incurred to defend the Company’s intellectual property and other general corporate matters is considered a component of the Other segment. Legal fee expense specific to other segments’ activities has been allocated to those segments. When recognized, legal settlements, net represents activities for which royalties would have been received by the Company’s Life Sciences segment had the Company had agreements in place with plaintiffs for the patents or products covered by the settlements.

Management of the Company assesses assets on a consolidated basis only and, therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017.

The following financial information represents the operating results of the reportable segments of the Company:

13

Three months ended October 31, 2017

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$20,334	—	—	—	$20,334
Product revenues	—	$7,081	—	—	7,081
Royalty and license fee income	—	261	—	—	261
	20,334	7,342	—	—	27,676
Operating costs and expenses:
Cost of clinical laboratory services	12,042	—	—	—	12,042
Cost of product revenues	—	3,389	—	—	3,389
Research and development	—	523	$224	—	747
Selling, general and administrative	6,095	2,614	—	$2,182	10,891
Provision for uncollectible accounts receivable	800	14	—	—	814
Legal fee expense	13	3	—	415	431
Total operating costs and expenses	18,950	6,543	224	2,597	28,314

Operating income (loss)	1,384	799	(224)	(2,597)	(638)

Other income (expense):
Interest	(25)	12	—	170	157
Other	14	7	—	15	36
Foreign exchange loss	—	(195)	—	—	(195)
Income (loss) before income taxes	$1,373	$623	$(224)	$(2,412)	$(640)

Depreciation and amortization included above	$404	$326	$—	$19	$749

Share-based compensation included in above:
Selling, general and administrative	32	$23	—	$150	205
Total	$32	$23	$—	$150	$205

Capital expenditures	$418	$43	$—	$—	$461
14

Three months ended October 31, 2016

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$18,558	—	—	—	$18,558
Product revenues	—	$7,426	—	—	7,426
Royalty and license fee income	—	300	—	—	300
	18,558	7,726	—	—	26,284
Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	10,896	—	—	—	10,896
Cost of product revenues	—	3,309	—	—	3,309
Research and development	—	627	$195	—	822
Selling, general and administrative	5,952	2,946	—	$2,596	11,494
Provision for uncollectible accounts receivable	666	3	—	—	669
Legal fee expense	52	12	—	308	372
Total operating costs, expenses and legal settlements, net	17,566	6,897	195	2,904	27,562

Operating income (loss)	992	829	(195)	(2,904)	(1,278)

Other income (expense):
Interest	(29)	10	—	65	46
Other	102	—	—	17	119
Foreign exchange loss	—	(361)	—	—	(361)
Income (loss) before income taxes	$1,065	$478	$(195)	$(2,822)	$(1,474)

Depreciation and amortization included above	$401	$508	$—	$18	$927

Share-based compensation included in above:
Selling, general and administrative	17	$11	—	$121	149
Total	$19	$11	$—	$121	$151

Capital expenditures	$412	$102	$—	$—	$514
15

Note 11 – Contingencies

As of August 1, 2014, the Company was engaged in litigation in the United States District Court for the Southern District of New York against Roche Diagnostic GmbH and its related company Roche Molecular Systems, Inc. (“Roche”), as declaratory judgment defendant. This case was commenced in May 2004. Roche seeks a declaratory judgment of non-breach of contract and patent invalidity against the Company. Roche has also asserted tort claims against the Company. The Company has asserted breach of contract and patent infringement causes of action against Roche. There has been extensive discovery in the case. In 2011, Roche moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, the motion was granted in part and denied in part. In December 2012, Roche moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. In December 2013, the Court granted in part and denied in part Roche’s summary judgment motion. In October 2014, the Court ordered that damages discovery concerning the Company’s remaining contract and patent claims and Roche’s claims should be completed by the end of January 2015, and expert discovery should be completed following the Court’s not-yet-issued claim construction ruling concerning the Company’s patent infringement claim against Roche. Roche dropped its tort claims during damages discovery. On October 2, 2017, the Court issued its claim construction ruling. On October 20, 2017, the Court issued a scheduling order which requires the completion of expert discovery by February 28, 2018 and schedules a conference on April 5, 2018 that will function as a pre-trial conference or a pre-motion conference. The Company and Enzo Life Sciences intend to vigorously press their remaining claims and contest the claims against them.

As of October 31, 2017, there are seven pending cases originally brought by the Company in the United States District Court for the District of Delaware (“the Court”) alleging patent infringement against various companies.  On June 28, 2017, the Court issued an opinion in the Gen-Probe case, granting Gen-Probe’s motion for summary judgment that the asserted claims of the ’180 patent are invalid for nonenablement. The Court entered final judgment of invalidity of the asserted claims of the ‘180 patent on July 19, 2017 in the Gen-Probe and Hologic cases.  The Court entered partial final judgment of invalidity of the asserted claims of the ‘180 patent and stayed the remainder of the cases in the Becton Dickinson and Roche cases on July 31, 2017 and August 2, 2017, respectively.  The Company filed notices of appeal in each of the Gen-Probe, Hologic, Becton Dickinson, and Roche cases, which were docketed by the United States Court of Appeals for the Federal Circuit (“Federal Circuit”).  In the Abbott case, the parties agreed that the Court’s summary judgment ruling in the Gen-Probe case invalidated all of the ’180 patent claims asserted against the Abbott Defendants.  On August 15, 2017, the Court granted Abbott’s motion for summary judgment that the asserted claims of the ’405 patent are invalid for nonenablement.  On September 1, 2017, the Court entered final judgment of invalidity of the asserted claims of the ‘180 and ‘405 patents for nonenablement in the Abbott case.  Enzo subsequently filed a notice of appeal in the Abbott case on September 14, 2017.  The Federal Circuit docketed the appeal on September 15, 2017.  The Federal Circuit consolidated the appeals from the Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche litigations (“Consolidated Appeals”).  We disagree with the Court’s invalidity decisions regarding the ‘180 and ‘405 patents in the pending cases as set forth in our opening brief in the Consolidated Appeals pending in the Federal Circuit filed on November 28, 2017.  In the Consolidated Appeals, we have asked the Federal Circuit to reverse the Court’s grants of final and summary judgment of invalidity of the asserted claims of the ‘180 and ‘405 patents and to remand the cases against Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche to the Court.  In the other two cases involving Hologic, one of the cases is stayed, while the other case is proceeding under the Court’s scheduling order with fact and expert discovery deadlines through September 2018, a summary judgment hearing date in February 2019, and a trial date in May 2019.  The Court granted Enzo’s motion to amend its complaint to add two new defendants to that case.

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

In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign currency rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, and financial results. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the July 31, 2017 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results.

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

Enzo technology solutions and platforms and unique operational structure are designed to reduce overall healthcare costs for both government and private insurers. Our proprietary technology platforms reduces our customers' need for multiple, specialized instruments, and offer a variety of high throughput capabilities together with a demonstrated high level of accuracy and reproducibility. Our genetic test panels are focused on large and growing markets primarily in the areas of personalized medicine, women's health, infectious diseases and genetic disorders.

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

Enzo Life Sciences manufactures, develops and markets products and tools to clinical research, drug development and bioscience research customers worldwide. Underpinned by broad technological capabilities, Enzo Life Sciences has developed proprietary products used in the identification of genomic information by laboratories around the world. Information regarding our technologies can be found in the “Core Technologies” section (See Form 10K for the fiscal year ended July, 31, 2017). We are internationally recognized and acknowledged as a leader in the development, manufacturing validation and commercialization of numerous products serving not only the clinical research market but life sciences researchers in the fields of cellular analysis and drug discovery, among others. Our operations are supported by global operations allowing for the efficient marketing and delivery of our products around the world.

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

Results of Operations

Three months ended October 31, 2017 compared to October 31, 2016
(in 000s)

Comparative Financial Data for the Three Months Ended October 31,

	2017	2016	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$20,334	$18,558	$1,776	10
Product revenues	7,081	7,426	(345)	(5)
Royalty and license fee income	261	300	(39)	(13)
Total revenues	27,676	26,284	1,392	5

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	12,042	10,896	1,146	11
Cost of product revenues	3,389	3,309	80	2
Research and development	747	822	(75)	(9)
Selling, general and administrative	10,891	11,494	(603)	(5)
Provision for uncollectible accounts receivable	814	669	145	22
Legal fee expense	431	372	59	16
Total costs, expenses and legal settlements, net	28,314	27,562	752	3

Operating loss	(638)	(1,278)	640	50

Other income (expense):
Interest	157	46	111	**
Other	36	119	(83)	(70)
Foreign currency loss	(195)	(361)	166	(46)
(Loss) before income taxes	$(640)	$(1,474)	$834	57

** not meaningful

Consolidated Results:

The “2018 period” and the “2017 period” refer to the three months ended October 31, 2017 and 2016, respectively.

Clinical laboratory services revenues for the 2018 period were $20.3 million compared to $18.6 million in the 2017 period, an increase of $1.8 million or 10%. The increase is attributed to molecular and women’s health testing volume in women’s health markets, the addition of new accounts, and expansion of the service area versus the 2017 period.

Product revenues for the 2018 period were $7.1 million compared to $7.4 million in the 2017 period, a decrease of $0.3 million or 5%. The decrease resulted from lower product order volume due to lower research funding and lower pricing due to competition in the United States, which was partially offset by organic growth in foreign markets and the positive impact of foreign currency translation.

The cost of clinical laboratory services during the 2018 period was $12.0 million as compared to $10.9 million in the 2017 period, an increase of $1.1 million or 11% due to the volume increase in clinical laboratory services revenue from molecular testing.

The cost of product revenues was $3.4 million in the 2018 period and $3.3 million in the 2017 period, an increase of $0.1 million or 2% due to the sale of lower margin items. The gross profit margin was 52% in the 2018 period and 55% in the 2017 period, and negatively impacted by the sale of lower margin products and price discounting.

Research and development expenses were $0.7 million versus $0.8 million in the 2017 period, a decrease of $0.1 million or 9%. The expense for the Life Sciences segment decreased $0.1 million due to lower compensation and patent expenses. The expense for the Therapeutics segment was unchanged in both periods.

Selling, general and administrative expenses were approximately $10.9 million during the 2018 period versus $11.5 million during the 2017 period, a decrease of $0.6 million or 5%. The Clinical Lab segment expense increased $0.1 million comprised of a $0.4 million increase in selling salaries, office and IT expenses, and billing and collection expenses for self-pay patient receivables, partially offset by a decrease of $0.3 million in commissions, information technology support and office salaries, and bank fees. The Life Sciences segment expense decreased $0.3 million due to a decrease of $0.2 for intangibles amortization and a decrease in web based advertising of $0.1 million. The Other segment expense decreased $0.4 million, comprised of a decrease in compensation related expenses of $0.3 million and decrease of $0.1 million in professional fees and office expense.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was approximately $0.8 million in the 2018 period and $0.7 million in the 2017 period, an increase of approximately $0.1 million. As a percentage of Clinical laboratory services, the provision for uncollectible accounts receivable relating to the Clinical Labs segment was 3.9% in the 2018 period and 3.6% in the 2017 period.

Legal fee expense was just over $0.4 million during the 2018 period compared to just under $0.4 million in the 2017 period, an increase of $0.1 million or 16% due to the timing of legal activity and related costs associated with on-going patent litigation where the Company is plaintiff.

Segment Results:

Clinical Labs

Revenue from laboratory services for the 2018 period were $20.3 million compared to $18.6 million in the 2017 period. The increase of $1.8 million or 10% is attributed to increased molecular and women’s health testing volume and the addition of new accounts and expansion of the service area. Cost of sales during the 2018 period was $12.0 million as compared to $10.9 million in the 2017 period, an increase of $1.1 million or 11% due to higher testing volume. Gross profit margin was 41% in the 2018 period and 41% in the 2017 period both attributed to higher margin molecular testing. As a percentage of revenues, the provision for uncollectable accounts, primarily for self-pay patient accounts, was 3.9% for the 2018 period and 3.6% for the 2017 period. Income before taxes was $1.4 million for 2018 period as compared to $1.1 million in the 2017 period, an increase of $0.3 million.

Life Sciences

Product revenues for the 2018 period were $7.1 million compared to $7.4 million in the 2017 period, a decrease of $0.3 million or 5%. The decrease resulted from lower product order volume due to lower research funding and lower pricing due to competition in the United States, which was partially offset by organic growth in foreign markets and the positive impact of foreign currency translation. The segment’s gross profit was $4.0 million in the 2018 period and $4.4 million in the 2017 period. The gross profit margin was 52% in the 2018 period and 55% in the 2017 period and negatively impacted by the sales of lower margin products and price discounting. In the 2018 period, selling general and administrative expenses decreased $0.3 million and research and development decreased $0.1 million compared to the 2017 period. Due to smaller depreciation of foreign currencies versus the US dollar during the 2018 period compared to the 2017 period, in particular the British pound, the foreign currency loss was $0.2 million compared to a loss of $0.4 million in the 2017 period, a favorable change of $0.2 million. Income before taxes was $0.6 million for the 2018 period as compared to $0.5 million for the 2017 period, an increase of $0.1 million.

Therapeutics

The Therapeutics segment’s operating loss before income taxes was approximately $0.2 million in each of the 2018 and 2017 periods.

Other

The Other segment’s operating loss before taxes for the 2018 period was approximately $2.4 million compared to $2.8 million for the 2017 period, an improvement of $0.4 million. The 2018 period selling general and administrative expense declined $0.4 million compared to the 2017 period due to decreases in compensation related expense, professional fees, and office expense. Interest income increased $0.1 million due to the impact of a higher interest rate earned on cash and cash equivalents during the 2018 period and because of interest expense incurred in the

2017 period on the loan payable then outstanding. The loan was repaid during the second quarter of 2017 period. During the 2018 period, legal fee expense associated with on-going patent litigation increased $0.1 million.

Liquidity and Capital Resources

At October 31, 2017, the Company had cash and cash equivalents of $66.8 million of which $0.6 million was in foreign accounts, as compared to cash and cash equivalents of $64.2 million, of which $0.5 million was in foreign accounts at July 31, 2017. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $71.4 million at October 31, 2017 compared to $71.3 million at July 31, 2017. The increase in working capital of $0.1 million was primarily due to the period loss and net changes in operating assets and liabilities.

Net cash provided by operating activities as of October 31, 2017 was approximately $2.6 million as compared to cash used in operating activities of $0.3 million in fiscal 2017, an increase of approximately $2.9 million. The increase is due to net changes in assets and liabilities of $2.4 million and decrease in net loss of $0.8 million offset by $0.3 million in non-cash adjustments.

Net cash used in investing activities in fiscal 2018 and 2017 was approximately $0.5 million, which consists primarily of capital expenditures.

Net cash provided by financing activities in fiscal 2018 was approximately $0.6 million as compared to $0.3 million in fiscal 2017. The change of $0.3 million is mainly due to the exercise of stock options.

The Company continued to review all operating units to further reduce annual operating expenditures in fiscal 2018. Revenues and operating results at the Clinical Labs segment improved, but revenues for the Life Sciences segment decreased slightly versus fiscal 2017. If Life Sciences segment revenues were to significantly decline, it could be required to record impairments of its intangible assets, which last occurred in fiscal 2012. The Company believes that its current cash and cash equivalents level, and utilization of the Controlled Equity Offering program if necessary, as disclosed in Form 10-K Note 10 to the financial statements are sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of our Form 10-K for the year ended July 31, 2017, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2017.

Management is not aware of any material claims, disputes or settled matters concerning third party reimbursement that would have a material effect on our financial statements, except as disclosed in Note 11 to the Consolidated Financial Statements.

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Three months ended October 31, 2017		Three months ended October 31, 2016
Revenue category
Third-party payer	$11,660	57%	$10,193	55%
Patient self-pay	2,859	14	3,103	17
Medicare	2,985	15	2,835	15
HMO’s	2,830	14	2,427	13
Total	$20,334	100%	$18,558	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs.

Other than the Medicare program, one provider whose programs are included in the “Third-party payer” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 40% and 36% of the Clinical Labs segment net revenue for the three months ended October 31, 2017 and 2016, respectively.

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

During the three months ended October 31, 2017 and 2016, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 85.0% and 83.7%, respectively, of gross billings. In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of molecular tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $1.4 million and $1.1 million for the three months ended October 31, 2017 and 2016, and a change in the net accounts receivable of approximately $0.6 million as of October 31, 2017.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At October 31, 2017, and July 31, 2017, approximately 75%, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey and Connecticut medical communities.

The Life Sciences segment’s accounts receivable, of which $1.2 million or 34% and $1.1 million or 29% represents foreign receivables as of October 31, 2017 and July 31, 2017, includes royalty receivables of $0.1 and $0.4 million, as of October 31, 2017 and July 31, 2017, respectively, from Qiagen Corporation.

Net accounts receivable

Billing category	As of October 31, 2017		As of July 31, 2017
Clinical Labs
Third party payers	$7,557	70%	$7,256	64%
Medicare	1,335	12	1,385	12
HMO’s	1,050	10	1,169	10
Patient self-pay	916	8	1,591	14
Total Clinical Labs	10,858	100%	11,401	100%
Total Life Sciences	3,585		3,779
Total accounts receivable	$14,443		$15,180
23

Changes in the Company’s allowance for doubtful accounts are as follows:

	Three months ended October 31, 2017	Fiscal year ended July 31, 2017
Beginning balance	$3,576	$3,517
Provision for doubtful accounts	814	2,775
Write-offs, net	(824)	(2,716)
Ending balance	$3,566	$3,576

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

Billing for laboratory services is complicated because of many factors, especially: the differences between our standard gross fee schedule for all payers and the reimbursement rates of the various payers we deal with, disparity of coverage and information requirements among the various payers, and disputes with payers as to which party is responsible for reimbursement. The allowance for doubtful accounts as a percentage of total accounts receivable at October 31, 2017 and July 31, 2017 was 19.8% and 19.1%, respectively.

The following table indicates the Clinical Labs aged gross receivables by payer group which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments.

As of October 31, 2017	Total	%	Third Party Payers	%	Self-Pay	%	Medicare	%	HMO’s	%
1-30 days	$26,025	45	$17,138	43	$1,240	18	$4,004	64	$3,643	88
31-60 days	7,680	13	5,251	13	1,173	17	900	14	356	8
61-90 days	5,100	9	3,578	9	932	14	512	8	78	2
91-120 days	3,899	7	2,720	6	777)	11	349	5	53	1
121-150 days	3,311	6	2,295	6	647	10	349	5	20	—
Greater than 150 days	11,601	20	9,272	23	2,026)	30	255	4	48	1
Totals	$57,616	100%	$40,254	100%	$6,795	100%	$6,369	100%	$4,198	100%

As of July 31, 2017	Total	%	Third Party Payers	%	Self-Pay	%	Medicare	%	HMO’s	%
1-30 days	$25,357	42	$16,683	40	$1,082	16	$4,022	60	$3,570	82
31-60 days	8,732	15	5,723	14	1,183	17	1,294	19	532	12
61-90 days	5,703	10	4,208	10	927	14	529	9	39	1
91-120 days	3,749	6	2,732	6	701	10	288	4	28	1
121-150 days	3,689	6	2,772	7	672	10	228	3	17	—
Greater than 150 days	12,455	21	9,652	23	2,270	33	379	6	154	4
Totals	$59,685	100%	$41,770	100%	$6,835	100%	$6,740	100%	$4,340	100%
24

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Intangible assets, arose primarily from acquisitions, and primarily consist of customer relationships, trademarks, licenses, and website and database content. Finite-lived intangible assets are amortized according to their estimated useful lives, which range from 4 to 15 years.

The Company tests goodwill and long-lived assets annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill and long-lived assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill and long-lived assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it identifies the reporting units and compares the fair value of each of these reporting units to their respective carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is higher than its fair value, the impairment charge is the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill and intangibles allocated to the reporting unit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates resulting from acquisitions with foreign locations (See Item 1A. Risk Factors section of the Form 10-K for the fiscal year ended July 31, 2017) that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools.

25

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at October 31, 2017, our assets and liabilities would decrease by $0.5 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $0.9 million and $0.2 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.3 million on an annual basis.

Interest Rate Risk

As of October 31, 2017, we have fixed interest rate financing on transportation and equipment leases.

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

26

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2017 filed with the Securities and Exchange Commission, other than as noted in Note 11 to the Consolidated Financial Statements as of October 31, 2017.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: December 7, 2017	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director
27