Form 10-Q
period 2018-01-31
ENZO BIOCHEM INC
filed 2018-03-12
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

Yes ☐ No ☒

As of March 1, 2018, the Registrant had 47,000,929 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
January 31, 2018

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2018 (unaudited)	July 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$64,468	$64,167
Accounts receivable, net of allowances	14,977	15,180
Inventories	7,481	7,047
Prepaid expenses and other	2,613	2,690
Total current assets	89,539	89,084

Property, plant and equipment, net	7,945	7,901
Goodwill	7,452	7,452
Intangible assets, net	2,449	2,895
Other assets	940	333
Total assets	$108,325	$107,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$9,564	$10,350
Accrued liabilities	9,665	6,720
Other current liabilities	642	740
Total current liabilities	19,871	17,810

Other liabilities	495	983
Total liabilities	$20,366	$18,793

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued: 47,077,840 and outstanding: 46,970,929 at January 31, 2018 and shares issued and outstanding: 46,506,176 at July 31, 2017	471	465
Additional paid-in capital	330,425	328,294
Less: Treasury stock at cost 106,911 shares at January 31, 2018 and none at July 31, 2017	(1,014)	—
Accumulated deficit	(243,441)	(241,900)
Accumulated other comprehensive income	1,518	2,013
Total stockholders’ equity	87,959	88,872
Total liabilities and stockholders’ equity	$108,325	$107,665

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Revenues:
Clinical laboratory services	$19,530	$18,837	$39,864	$37,395
Product revenues	7,122	6,983	14,203	14,409
Royalty and license fee income	300	440	561	740
Total revenues	26,952	26,260	54,628	52,544

Operating costs and expenses:
Cost of clinical laboratory services	11,730	11,052	23,772	21,948
Cost of product revenues	3,877	3,520	7,266	6,829
Research and development	812	483	1,559	1,305
Selling, general and administrative	11,070	11,218	21,961	22,712
Provision for uncollectible accounts receivable	779	679	1,593	1,348
Legal fee expense	1,700	370	2,131	742
Total operating costs and expenses	29,968	27,322	58,282	54,811

Operating loss	(3,016)	(1,062)	(3,654)	(2,340)

Other income (expense):
Interest	185	79	342	125
Other	33	24	69	143
Foreign exchange gain (loss)	800	(94)	605	(455)
Loss before income taxes	(1,998)	(1,053)	(2,638)	(2,527)
Benefit for income taxes	1,097	—	1,097	—
Net loss	$(901)	$(1,053)	$(1,541)	$(2,527)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	46,941	46,292	46,806	46,282

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Net loss	$(901)	$(1,053)	$(1,541)	$(2,527)
Other comprehensive loss:
Foreign currency translation adjustments	(578)	(16)	(495)	238
Comprehensive loss	$(1,479)	$(1,069)	$(2,036)	$(2,289)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended January 31, 2018
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares Issued	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2017	46,506,176	—	$465	$328,294	$—	$(241,900)	$2,013	$88,872

Net loss for the period ended January 31, 2018	—	—	—	—	—	(1,541)	—	(1,541)

Cashless option exercise	340,898	106,911	—	1,014	(1,014)	—	—	—

Vesting of restricted stock	2,062		—	—	—	—	—	—

Exercise of stock options	228,704	—	6	704	—	—	—	710
Share-based compensation charges	—	—	—	413	—	—	—	413

Foreign currency translation adjustments	—	—	—	—	—	—	(495)	(495)

Balance at January 31, 2018	47,077,840	106,911	$471	$330,425	$(1,014)	$(243,441)	$1,518	$87,959

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended January 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,541)	$(2,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,051	1,023
Amortization of intangible assets	484	819
Provision for uncollectible accounts receivable	1,593	1,348
Share-based compensation charges	413	392
Accrual for share-based 401(k) employer match expense	358	354
Foreign exchange (gain) loss	(595)	420

Changes in operating assets and liabilities:
Accounts receivable	(1,387)	(2,170)
Inventories	(430)	(238)
Prepaid expenses	27	67
Accounts payable – trade	(809)	238
Accrued liabilities, other current liabilities and other liabilities	2,220	(2,558)
Other assets	(549)	—
Total adjustments	2,376	(305)

Net cash provided by (used in) operating activities	835	(2,832)

Cash flows from investing activities:
Capital expenditures	(1,066)	(689)
Security deposits and other	(10)	2
Net cash used in investing activities	(1,076)	(687)

Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	—	40,694
Repayments under Credit Agreement	—	(42,251)
Installment loan and capital lease obligation payments	(190)	(323)
Proceeds from exercise of stock options	710	71
Net cash provided by (used in) financing activities	520	(1,809)

Effect of exchange rate changes on cash and cash equivalents	22	(22)

Increase (decrease) in cash and cash equivalents	301	(5,350)
Cash and cash equivalents - beginning of period	64,167	67,777
Cash and cash equivalents - end of period	$64,468	$67,427

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of January 31, 2018
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics and Enzo Realty LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The consolidated balance sheet as of January 31, 2018, the consolidated statements of operations and comprehensive income (loss) for the three and six month ended January 31, 2018 and 2017 and the consolidated statement of stockholders’ equity and cash flows for the six months ended January 31, 2018 and 2017 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2017 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2018.

Effect of New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. The adoption of this new standard did not have a material impact on our consolidated financial statements. We adopted this standard as of August 1, 2017.

Pronouncements Issued but Not Yet Adopted

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 and its amendments supersede the current revenue recognition guidance, including industry-specific guidance. The new standard introduces a five-step model to achieve its core principle of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and on transfer of control, as opposed to transfer of risk and rewards. The standard also expands the required financial statement disclosures regarding revenue recognition. ASU 2014-09 will be effective for our interim periods and the fiscal year beginning August 1, 2018, and we are not early adopting. An entity can apply the revenue standard retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. We expect to use the full retrospective method upon adoption. Based on our preliminary assessment, the adoption of this ASU may result in partially or substantially all of the amounts that have historically been classified as bad debt expense, primarily related to patient responsibility, could be considered an implicit price concession in determining net revenues. Accordingly, we may report the estimate of uncollectible balances associated with patient responsibility as a reduction of the transaction price and therefore as a reduction in net revenues when historically these amounts were classified as bad debt expense within operating costs and expenses. In addition, the adoption of this ASU will result in increased disclosure, including qualitative and quantitative disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts from customers. However, the adoption of this ASU is not expected to have a material impact on our financial position or cash flows.

In February 2016, FASB issued ASU No. 2016-02 – Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for our fiscal year beginning August 1, 2019 including interim periods within that fiscal year. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We believe the adoption of this standard will materially impact our consolidated financial statements by significantly increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases.

We will recognize expense in the consolidated statement of operations similar to current lease accounting, in the cost of sales and selling, general and administrative.

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

Concentration Risk

One provider whose programs are included in the “Third-party payer” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 38% and 39% of the Clinical Labs segment laboratory services revenue for the three months ended January 31, 2018 and 2017, respectively, and 39% and 37% for the six months ended January 31, 2018 and 2017, respectively.

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for the three and six months ended January 31, 2018 and 2017 diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options and unvested restricted stock because to do so would be antidilutive.

For the three and six months ended January 31, 2018, the number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share was 719,000, and 825,000, respectively. For the three and six months ended January 31, 2017, approximately 888,000 and 804,000 weighted average stock options were excluded from the calculation of diluted weighted average shares outstanding.

For the three and six months ended January 31, 2018 there were no outstanding “out of the money” options to purchase common shares. For the three and six months ended January 31, 2017, the effect of approximately 494,000 and 247,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive.

Note 3 - Supplemental disclosure for statement of cash flows

For the six months ended January 31, 2018 and 2017, income taxes paid by the Company were $15 and $996, respectively.

For the six months ended January 31, 2018 and 2017, interest paid by the Company was $45 and $77, respectively.

For the six months ended January 31, 2018 and 2017, the Company financed $0 and $69 respectively, in machinery and transportation equipment under installment loans.

During the six months ended January 31, 2018 and 2017, the Company did not enter into any capital lease agreements.

During the six months ended January 31, 2018 certain officers of the Company exercised 340,898 stock options in non-cash transactions. The officers surrendered 106,911 shares of the Company’s common stock to exercise the stock options. The Company recorded approximately $1,014, the market value of the surrendered shares, as treasury stock.

Note 4 – Inventories

Inventories consist of the following:

	January 31, 2018	July 31, 2017
Raw materials	$809	$852
Work in process	1,951	1,905
Finished products	4,721	4,290
	$7,481	$7,047

Note 5 – Goodwill and intangible assets

At January 31, 2018 and July 31, 2017, the Company’s carrying amount of goodwill, related to the Clinical Labs segment, is $7,452.

The Company’s change in the carrying amount of intangible assets, all in the Life Sciences segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2017	$27,436	$(24,541)	$2,895
Amortization expense	—	(484)	(484)
Foreign currency translation	302	(264)	38
January 31, 2018	$27,738	$(25,289)	$2,449

Intangible assets, all finite lived, consist of the following:

	January 31, 2018			July 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,964)	$63	$11,027	$(10,951)	$76
Customer relationships	12,046	(9,667)	2,379	11,881	(9,083)	2,798
Website and acquired content	1,022	(1,022)	—	1,011	(1,011)	—
Licensed technology and other	498	(491)	7	484	(463)	21
Trademarks	3,145	(3,145)	—	3,033	(3,033)	—
Total	$27,738	$(25,289)	$2,449	$27,436	$(24,541)	$2,895

At January 31, 2018, information with respect to intangibles assets acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8 -15 years	3 years
Other intangibles	10 years	2 years

At January 31, 2018, the weighted average remaining useful life of intangible assets is approximately two years.

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

Note 7 – Accrued Liabilities

Accrued liabilities consist of the following:

	January 31, 2018	July 31, 2017
Payroll, benefits, and commissions	$5,217	$4,092
Professional fees	825	442
Legal fee expense	1,558	599
Research and development	143	143
Other	1,922	1,444
	$9,665	$6,720

At January 31, 2018, other accrued liabilities primarily include $400 for a legal settlement.

Note 8 – Other Liabilities

Other liabilities consist of the following:

	January 31, 2018	July 31, 2017
Capital lease obligations, net of short term	$488	$551
Accrued legal settlement	—	410
Installment loans, net of short term	7	22
	$495	$983

As of January 31, 2018, future minimum payments under the capital leases, net of interest of $89 aggregates $661 including a short term debt portion of $173 included in other current liabilities. Future minimum payments under the installment loans aggregate $67, including a short term portion of $60 included in other current liabilities.

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

During the six months ended January 31, 2018 and during fiscal 2017, the Company did not sell any shares of Common Stock under the Sales Agreement.

Treasury stock

During the six months ended January 31, 2018, certain officers of the Company exercised 340,898 stock options in non-cash transactions. The officers surrendered 106,911 shares of the Company’s common stock to exercise the stock options. The Company recorded approximately $1,014, the market value of the surrendered shares, as treasury stock.

Share-based compensation

The Company has an incentive stock option and restricted stock award plan (the “2005 Plan”), and a long term incentive share award plan, (the “2011 Plan”), which are more fully described in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017. The 2011 Incentive Plan, which is the only plan from which awards may now be granted, provides for the award to eligible employees, officers, directors, consultants and other persons of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, performance awards, and other stock-based awards.

At the 2017 annual meeting, shareholders approved the amendment and restatement of the 2011 Plan, including an increase in the number of shares of common stock authorized for grant under the 2011 Plan, from 3 million shares to 5 million shares.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Stock options	$205	$236	$407	$382
Restricted stock	3	5	6	10
	$208	$241	$413	$392

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
Cost of clinical laboratory services	$—	$1	$—	$3
Selling, general and administrative	208	240	413	389
	$208	$241	$413	$392

No excess tax benefits were recognized during the six month periods ended January 31, 2018 and 2017.

Stock Option Plans

The following table summarizes stock option activity during the six month period ended January 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2017	2,130,995	$4.26
Awarded	112,580	$8.36
Exercised	(569,602)	$3.02		$5,594
Cancelled or expired	(26,334)	$5.82
Outstanding at end of period	1,647,639	$4.95	2.8 years	$6,785
Exercisable at end of period	1,109,811	$4.18	1.4 years	$3,533

As of January 31, 2018, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $1.0 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is fifteen months.

The intrinsic value of in the money stock option awards at the end of the period represents the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options.

Restricted Stock Awards

A summary of the activity pursuant to the Company’s unvested restricted stock awards for the six months ended January 31, 2018 is as follows:

	Awards	Weighted Average Award Price
Outstanding at July 31, 2017	7,436	$4.45
Awarded	—	—
Vested	(2,062)	$(5.92)
Forfeited	—	—
Unvested at end of period	5,374	$3.23

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of January 31, 2018, there was approximately $0.1 million of unrecognized compensation cost related to unvested restricted stock-based compensation to be recognized over a weighted average remaining period of approximately twenty two months.

The fair value of the awards that vested during the six months ended January 31, 2018 and 2017 was $21 and $8, respectively.

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 2,263,400 shares as of January 31, 2018.

Note 10 – Income taxes

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

The Company calculated its best estimate of the impact of the Act in accordance with its understanding of the Act and guidance available as of the date of this filing and recorded $1.1 million as an income tax benefit in the three months ended January 31, 2018, the period in which the legislation was enacted, related to a credit for alternative minimum taxes (AMT) paid in prior periods. A provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was fully offset by an equivalent adjustment to the deferred tax valuation allowance. No provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was deemed necessary.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $1.1 million income tax benefit, which relates to the AMT credit, is a provisional amount and a reasonable estimate at January 31, 2018.

The Company’s effective tax rate benefit for the three and six months ended January 31, 2018 was 54.9% and 41.6%, respectfully and was based on the refundable federal AMT credit. There was no tax provision for the 2017 periods. The Company’s effective tax rate for all periods differed from the expected net operating loss carryforward benefit at the U.S. federal statutory rate primarily due to the inability to recognize such benefit. The carryforward benefit cannot be recognized because of uncertainties relating to future taxable income in terms of both its timing and its sufficiency, which would enable the Company to realize the federal carryforward benefit.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2018

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$19,530	—	—	—	$19,530
Product revenues	—	$7,122	—	—	7,122
Royalty and license fee income	—	300	—	—	300
	19,530	7,422	—	—	26,952
Operating costs and expenses:
Cost of clinical laboratory services	11,730	—	—	—	11,730
Cost of product revenues	—	3,877	—	—	3,877
Research and development	—	591	$221	—	812
Selling, general and administrative	6,107	2,899	—	$2,064	11,070
Provision for uncollectible accounts receivable	800	(21)	—	—	779
Legal fee expense	8	25	—	1,667	1,700
Total operating costs and expenses	18,645	7,371	221	3,731	29,968

Operating income (loss)	885	51	(221)	(3,731)	(3,016)

Other income (expense):
Interest	(23)	11	—	197	185
Other	3	1	—	29	33
Foreign exchange gain	—	800	—	—	800
Income (loss) before income taxes	$865	$863	$(221)	$(3,505)	$(1,998)

Depreciation and amortization included above	$413	$355	$—	$18	$786

Share-based compensation included in above:
Selling, general and administrative	28	$21	—	$159	208
Total	$28	$21	$—	$159	$208

Capital expenditures	$576	$28	$—	$—	$604
15

Three months ended January 31, 2017

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$18,837	—	—	—	$18,837
Product revenues	—	$6,983	—	—	6,983
Royalty and license fee income	—	440	—	—	440
	18,837	7,423	—	—	26,260
Operating costs and expenses:
Cost of clinical laboratory services	11,052	—	—	—	11,052
Cost of product revenues	—	3,520	—	—	3,520
Research and development	—	516	$(33)	—	483
Selling, general and administrative	5,897	2,905	—	$2,416	11,218
Provision for uncollectible accounts receivable	594	85	—	—	679
Legal fee expense	49	16	—	305	370
Total operating costs and expenses	17,592	7,042	(33)	2,721	27,322

Operating income (loss)	1,245	381	33	(2,721)	(1,062)

Other income (expense):
Interest	(28)	12	—	95	79
Other	17	—	—	7	24
Foreign exchange loss	—	(94)	—	—	(94)
Income (loss) before income taxes	$1,234	$299	$33	$(2,619)	$(1,053)

Depreciation and amortization included above	$394	$501	$—	$20	$915

Share-based compensation included in above:
Cost of clinical laboratory services	$1	—	—	—	$1
Selling, general and administrative	23	$15	—	$202	240
Total	$24	$15	$—	$202	$241

Capital expenditures	$175	$—	$—	$—	$175
16

Six months ended January 31, 2018

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$39,864	—	—	—	$39,864
Product revenues	—	$14,203	—	—	14,203
Royalty and license fee income	—	561	—	—	561
	39,864	14,764	—	—	54,628
Operating costs and expenses:
Cost of clinical laboratory services	23,772	—	—	—	23,772
Cost of product revenues	—	7,266	—	—	7,266
Research and development	—	1,114	$445	—	1,559
Selling, general and administrative	12,202	5,513	—	$4,246	21,961
Provision for uncollectible accounts receivable	1,600	(7)	—	—	1,593
Legal fee expense	21	28	—	2,082	2,131
Total operating costs and expenses	37,595	13,914	445	6,328	58,282

Operating income (loss)	2,269	850	(445)	(6,328)	(3,654)

Other income (expense):
Interest	(48)	23	—	367	342
Other	17	8	—	44	69
Foreign exchange gain	—	605	—	—	605
Income (loss) before income taxes	$2,238	$1,486	$(445)	$(5,917)	$(2,638)

Depreciation and amortization included above	$817	$681	$—	$37	$1,535

Share-based compensation included in above:
Selling, general and administrative	60	$44	—	$309	413
Total	$60	$44	$—	$309	$413

Capital expenditures	$994	$72	$—	$—	$1,066
17

Six months ended January 31, 2017

	Clinical Labs	Life Sciences	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$37,395	—	—	—	$37,395
Product revenues	—	$14,409	—	—	14,409
Royalty and license fee income	—	740	—	—	740
	37,395	15,149	—	—	52,544
Operating costs and expenses:
Cost of clinical laboratory services	21,948	—	—	—	21,948
Cost of product revenues	—	6,829	—	—	6,829
Research and development	—	1,143	$162	—	1,305
Selling, general and administrative	11,849	5,851	—	$5,012	22,712
Provision for uncollectible accounts receivable	1,260	88	—	—	1,348
Legal fee expense	101	28	—	613	742
Total operating costs and expenses	35,158	13,939	162	5,625	54,884

Operating income (loss)	2,237	1,210	(162)	(5,625)	(2,340)

Other income (expense):
Interest	(57)	22	—	160	125
Other	119	—	—	24	143
Foreign exchange loss	—	(455)	—	—	(455)
Income (loss) before income taxes	$2,299	$777	$(162)	$(5,441)	$(2,527)

Depreciation and amortization included above	$795	$1,009	$—	$38	$1,842

Share-based compensation included in above:
Cost of clinical laboratory services	$3	—	—	—	$3
Selling, general and administrative	40	$26	—	$323	389
Total	$43	$26	$—	$323	$392

Capital expenditures	$587	$102	$—	$—	$689
18

Note 12 – Contingencies

The Company is engaged in litigation in the United States District Court for the Southern District of New York against Roche Diagnostic GmbH and its related company Roche Molecular Systems, Inc. (“Roche”), as declaratory judgment defendant. This case was commenced in May 2004. Roche seeks a declaratory judgment of non-breach of contract and patent invalidity against the Company. Roche has also asserted tort claims against the Company. The Company has asserted breach of contract and patent infringement causes of action against Roche. There has been extensive discovery in the case. In 2011, Roche moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, the motion was granted in part and denied in part. In December 2012, Roche moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. In December 2013, the Court granted in part and denied in part Roche’s summary judgment motion. In October 2014, the Court ordered that damages discovery concerning the Company’s remaining contract and patent claims and Roche’s claims should be completed by the end of January 2015, and expert discovery should be completed following the Court’s not-yet-issued claim construction ruling concerning the Company’s patent infringement claim against Roche. Roche dropped its tort claims during damages discovery. On October 2, 2017, the Court issued its claim construction ruling. On December 21, 2017, the Court issued a revised scheduling order which requires the completion of expert discovery by April 13, 2018 and schedules a conference on May 31, 2018 what will function as a pre-trial conference or a pre-motion conference. The Company and Enzo Life Sciences intend to vigorously press their remaining claims and contest the claims against them.

As of January 31, 2018, there are seven pending cases originally brought by the Company in the United States District Court for the District of Delaware (“the Court”) alleging patent infringement against various companies. On June 28, 2017, the Court issued an opinion in the Gen-Probe case, granting Gen-Probe’s motion for summary judgment that the asserted claims of the ’180 patent are invalid for nonenablement. The Court entered final judgment of invalidity of the asserted claims of the ‘180 patent on July 19, 2017 in the Gen-Probe and Hologic cases. The Court entered partial final judgment of invalidity of the asserted claims of the ‘180 patent and stayed the remainder of the cases in the Becton Dickinson and Roche cases on July 31, 2017 and August 2, 2017, respectively. The Company filed notices of appeal in each of the Gen-Probe, Hologic, Becton Dickinson, and Roche cases, which were docketed by the United States Court of Appeals for the Federal Circuit (“Federal Circuit”). In the Abbott case, the parties agreed that the Court’s summary judgment ruling in the Gen-Probe case invalidated all of the ’180 patent claims asserted against the Abbott Defendants. On August 15, 2017, the Court granted Abbott’s motion for summary judgment that the asserted claims of the ’405 patent are invalid for nonenablement. On September 1, 2017, the Court entered final judgment of invalidity of the asserted claims of the ‘180 and ‘405 patents for nonenablement in the Abbott case. Enzo subsequently filed a notice of appeal in the Abbott case on September 14, 2017. The Federal Circuit docketed the appeal on September 15, 2017.  The Federal Circuit consolidated the appeals from the Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche litigations (“Consolidated Appeals”). We disagree with the Court’s invalidity decisions regarding the ‘180 and ‘405 patents in the pending cases as set forth in our opening brief in the Consolidated Appeals pending in the Federal Circuit filed on November 28, 2017. In the Consolidated Appeals, we have asked the Federal Circuit to reverse the Court’s grants of final and summary judgment of invalidity of the asserted claims of the ‘180 and ‘405 patents and to remand the cases against Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche to the Court. The responsive briefs from Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche in the Consolidated Appeals are due to be filed on March 9, 2018. In the other two cases involving Hologic, one of the cases is stayed, while the other case is proceeding under the Court’s scheduling order with fact and expert discovery deadlines through September 2018, a summary judgment hearing date in April 2019, and a trial date in September 2019.  The Court granted Enzo’s motion to amend its complaint to add two new defendants, Grifols Diagnostic Solutions, Inc. and Grifols, S.A, to that case. Grifols, S.A. has moved to dismiss for lack of personal jurisdiction; briefing on that motion is complete but the Court has not set a date for oral argument.

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

Results of Operations
Three months ended January 31, 2018 compared to January 31, 2017
(in 000s)

Comparative Financial Data for the Three Months Ended January 31,

	2018	2017	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$19,530	$18,837	$693	4
Product revenues	7,122	6,983	139	2
Royalty and license fee income	300	440	(140)	(32)
Total revenues	26,952	26,260	692	3

Operating costs and expenses:
Cost of clinical laboratory services	11,730	11,052	678	6
Cost of product revenues	3,877	3,520	357	10
Research and development	812	483	329	68
Selling, general and administrative	11,070	11,218	(148)	(1)
Provision for uncollectible accounts receivable	779	679	100	15
Legal fee expense	1,700	370	1,330	359
Total operating costs and expenses	29,968	27,322	2,646	10

Operating loss	(3,016)	(1,062)	(1,954)	(184)

Other income (expense):
Interest	185	79	106	134
Other	33	24	9	38
Foreign currency gain (loss)	800	(94)	894	**
Loss before income taxes	$(1,998)	$(1,053)	$(945)	(90)

** not meaningful

Consolidated Results:

The “2018 period” and the “2017 period” refer to the three months ended January 31, 2018 and 2017, respectively.

Clinical laboratory services revenues for the 2018 period were $19.5 million compared to $18.8 million in the 2017 period, an increase of $0.7 million or 4%. The increase is attributed to molecular and women’s health testing volume in women’s health markets, the addition of new accounts, and expansion of the service area versus the 2017 period, partially offset by weather related delays in testing experienced during the 2018 period.

Product revenues for the 2018 period were $7.1 million compared to $7.0 million in the 2017 period, an increase of $0.1 million or 2%. The increase resulted from the positive impact of foreign currency translation and organic growth in foreign markets, which was partially offset by lower product order volume in the United States due to lower research funding and lower pricing due to competition.

The cost of clinical laboratory services during the 2018 period was $11.7 million as compared to $11.0 million in the 2017 period, an increase of $0.7 million or 6% due to the volume increase in clinical laboratory services revenue, from molecular testing, primarily for reagent costs and compensation expenses. Gross profit margin was 40% in the 2018 period and 41% in the 2017 period.

The cost of product revenues was $3.9 million in the 2018 period and $3.5 million in the 2017 period, an increase of $0.4 million or 10% primarily due to the sale of lower margin items and an increase in headcount. The gross profit margin on products was 45.6% in the 2018 period and 49.6% in the 2017 period and was also impacted by price discounting.

Research and development expenses were $0.8 million versus $0.5 million in the 2018 period, an increase of $0.3 million or 68%. The expense for the Life Sciences segment increased $0.1 million due to compensation expenses. The expense for the Therapeutics segment in the 2018 period increased $0.2 million due to the impact of an adjustment recorded in the 2017 period decreasing an obligation for clinical trial activity.

Selling, general and administrative expenses were approximately $11.1 million during the 2018 period versus $11.2 million during the 2017 period, a decrease of $0.1 million or 1%. The Clinical Lab segment expense increased $0.2 million, primarily comprised of billing expenses. The Life Sciences segment expense was comparable in both periods. The Other segment expense decreased $0.3 million, comprised of a decrease in compensation related expenses.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was approximately $0.8 million in the 2018 period and $0.7 million in the 2017 period, an increase of approximately $0.1 million. As a percentage of Clinical laboratory services, the provision for uncollectible accounts receivable relating to the Clinical Labs segment was 4.1% in the 2018 period and 3.2% in the 2017 period.

Legal fee expense was $1.7 million during the 2018 period compared to $0.4 million in the 2017 period, an increase of $1.3 million or 359% due to the timing of legal activity and related costs associated with on-going litigation and contract dispute where the Company is the plaintiff.

Segment Results:

Clinical Labs

Revenue from laboratory services for the 2018 period were $19.5 million compared to $18.8 million in the 2017 period. The increase of $0.7 million or 4% is attributed to increased molecular and women’s health testing volume and the addition of new accounts and expansion of the service area, partially offset by weather related delays in testing experienced during the 2018 period. Cost of services during the 2018 period was $11.7 million as compared to $11.0 million in the 2017 period, an increase of $0.7 million or 6% due to higher testing volume, primarily for reagent costs and compensation expenses. Gross profit margin was 40% in the 2018 period and 41% in the 2017 period. As a percentage of revenues, the provision for uncollectable accounts, primarily for self-pay patient accounts, was 4.1% for the 2018 period and 3.2% for the 2017 period. Income before taxes was $0.9 million for 2018 period as compared to $1.2 million in the 2017 period, a decrease of $0.3 million.

Life Sciences

Product revenues for the 2018 period were $7.1 million compared to $7.0 million in the 2017 period, an increase of $0.1 million or 2%. The increase resulted from the positive impact of foreign currency translation, which was partially offset by lower product order volume in the United States due to lower research funding and lower pricing due to competition. The segment’s gross profit was $3.5 million in the 2018 period and $3.9 million in the 2017 period. The gross profit margin on products was 45.6% in the 2018 period and 49.6% in the 2017 period and was negatively impacted by the sale of lower margin products, increase in headcount, and price discounting. Selling general and administrative expenses were comparable in both periods. Research and development increased $0.1 million compared to the 2017 period. Due to significant appreciation of foreign currencies versus the US dollar at the end of the 2018 period compared to the end of the 2017 period, in particular the British pound, Euro and Swiss franc, the foreign currency gain was $0.8 million compared to a loss of $0.1 million in the 2017 period, a favorable change of $0.9 million. Income before taxes was $0.9 million for the 2018 period as compared to $0.3 million for the 2017 period, an increase of $0.6 million.

Therapeutics

The Therapeutics segment’s operating loss before income taxes was approximately $0.2 million in the 2018 period. The segment was breakeven during the 2017 period due to the impact of an adjustment decreasing an obligation for clinical trial activity.

Other

The Other segment’s operating loss before taxes for the 2018 period was approximately $3.5 million compared to $2.6 million for the 2017 period, an increase of $0.9 million. The 2018 period legal expense associated with on-going litigation and contract dispute increased $1.3 million. Compensation related expenses decreased $0.3 million. Interest income increased $0.1 million due to the impact of a higher interest rate earned on cash and cash equivalents during the 2018 period and because interest expense was incurred only in the 2017 period on a loan payable which was then outstanding. The loan was repaid during the 2017 period.

Results of Operations

Six months ended January 31, 2018 compared to January 31, 2017
(in 000s)

Comparative Financial Data for the Six Months Ended January 31,

	2018	2017	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$39,864	$37,395	$2,469	7
Product revenues	14,203	14,409	(206)	(1)
Royalty and license fee income	561	740	(179)	(24)
Total revenues	54,628	52,544	2,084	4

Operating costs and expenses:
Cost of clinical laboratory services	23,772	21,948	1,824	8
Cost of product revenues	7,266	6,829	437	6
Research and development	1,559	1,305	254	19
Selling, general and administrative	21,961	22,712	(751)	(3)
Provision for uncollectible accounts receivable	1,593	1,348	245	18
Legal fee expense	2,131	742	1,389	187
Total operating costs and expenses	58,282	54,884	3,398	6

Operating loss	(3,654)	(2,340)	(1,314)	(56)

Other income (expense):
Interest	342	125	217	174
Other	69	143	(74)	(52)
Foreign currency gain (loss)	605	(455)	1,060	**
Loss before income taxes	$(2,638)	$(2,527)	$(111)	(4)

** not meaningful

Consolidated Results:

The “2018 period” and the “2017 period” refer to the six months ended January 31, 2018 and 2017, respectively.

Clinical laboratory services revenues for the 2018 period were $39.9 million compared to $37.4 million in the 2017 period, an increase of $2.5 million or 7%. The increase is attributed to molecular and women’s health testing volume in women’s health markets, the addition of new accounts, and expansion of the service area versus the 2017 period, partially offset by weather related delays in testing experienced during the 2018 period.

Product revenues for the 2018 period were $14.2 million compared to $14.4 million in the 2017 period, a decrease of $0.2 million or 1%. The decrease resulted from lower product order volume due to lower research funding and lower pricing due to competition in the United States, which was partially offset by organic growth in foreign markets and the positive impact of foreign currency translation.

The cost of clinical laboratory services during the 2018 period was $23.8 million as compared to $21.9 million in the 2017 period, an increase of $1.8 million or 8% due to the volume increase in clinical laboratory services revenue from molecular testing, primarily for reagent costs, compensation expenses, and outside reference testing. Gross profit margin was 40% in the 2018 period and 41% in the 2017 period

The cost of product revenues was $7.3 million in the 2018 period and $6.8 million in the 2017 period, an increase of $0.4 million or 6% due to the sale of lower margin items and an increase in headcount. The gross profit margin on products was 48.8% in the 2018 period and 52.6% in the 2017 period, and was also negatively impacted by lower pricing due to competition.

Research and development expenses were $1.6 million versus $1.3 million in the 2018 period, an increase of $0.3 million or 19%. The expense for the Therapeutics segment was $0.5 million in the 2018 period and $0.2 million in the 2017 period. The lower expense in the 2017 period was due to the impact of an adjustment decreasing an obligation for clinical trial activity. The expense for the Life Sciences segment was comparable in both periods.

Selling, general and administrative expenses were approximately $22.0 million during the 2018 period versus $22.7 million during the 2017 period, a decrease of $0.7 million or 3%. The Clinical Lab segment expense increased $0.3 million comprised of a $0.3 million increase in billing expenses and a $0.1 million increase in information technology and bank fee expenses, partially offset by a decrease of $0.1 million in salary expenses, primarily for commissions. The Life Sciences segment expense decreased $0.3 million due to a decrease in intangibles amortization. The Other segment expense decreased $0.7 million, comprised of a decrease in compensation related expenses of $0.6 million and a decrease of $0.1 million in professional fees and office expenses.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was approximately $1.6 million in the 2018 period and $1.3 million in the 2017 period, an increase of approximately $0.3 million. As a percentage of Clinical laboratory services, the provision for uncollectible accounts receivable relating to the Clinical Labs segment was 4.0% in the 2018 period and 3.4% in the 2017 period.

Legal fee expense was $2.1 million during the 2018 period compared to $0.7 million in the 2017 period, an increase of $1.4 million or 187% due to the timing of legal activity and related costs associated with on-going litigation and contract dispute where the Company is the plaintiff.

Segment Results:

Clinical Labs

Revenue from laboratory services for the 2018 period were $39.9 million compared to $37.4 million in the 2017 period. The increase of $2.5 million or 7% is attributed to increased molecular and women’s health testing volume and the addition of new accounts and expansion of the service area, partially offset by weather related delays in testing during the 2018 period. Cost of services during the 2018 period was $23.8 million as compared to $21.9 million in the 2017 period, an increase of $1.8 million or 8% due to higher testing volume, primarily for reagent costs, compensation expenses, and outside reference testing. Gross profit margin was 40% in the 2018 period and 41% in the 2017 period. As a percentage of revenues, the provision for uncollectable accounts, primarily for self-pay patient accounts, was 4.0% for the 2018 period and 3.4% for the 2017 period. Income before taxes was $2.2 million for 2018 period as compared to $2.3 million in the 2017 period, a decrease of $0.1 million.

Life Sciences

Product revenues for the 2018 period were $14.2 million compared to $14.4 million in the 2017 period, a decrease of $0.2 million or 1%. The decrease resulted from lower product order volume in the United States due to lower research funding and lower pricing due to competition, which was partially offset by organic growth in foreign markets and the positive impact of foreign currency translation. The segment’s gross profit was $7.5 million in the 2018 period and $8.3 million in the 2017 period, impacted by lower revenues, the sale of lower margin items and an increase in headcount. The gross profit margin on products was 48.8% in the 2018 period and 52.6% in the 2017 period and was negatively impacted by the sale of lower margin products and price discounting. In the 2018 period, selling general and administrative expenses decreased $0.3 million compared to the 2017 period. Due to significant appreciation of foreign currencies versus the US dollar at the end of the 2018 period compared to the end of the 2017 period, in particular the British pound. Euro and Swiss franc, the foreign currency gain was $0.6 million compared to a loss of $0.5 million in the 2017 period, a favorable change of $1.1 million. Income before taxes was $1.5 million for the 2018 period as compared to $0.8 million for the 2017 period, an increase of $0.7 million.

Therapeutics

The Therapeutics segment’s operating loss before income taxes was approximately $0.4 million in the 2018 period and $0.2 million in the 2017 period. The lower expense during the 2017 period was due to the impact of an adjustment decreasing an obligation for clinical trial activity.

Other

The Other segment’s operating loss before taxes for the 2018 period was approximately $5.9 million compared to $5.4 million for the 2017 period, an increase of $0.5 million. During the 2018 period, legal fee expense associated with on-going litigation and contract dispute increased $1.5 million. The 2018 period selling general and administrative expense declined $0.7 million compared to the 2017 period due to decreases in compensation related expenses, and a $0.1 decrease in professional fees and office expense. Interest income increased $0.2 million in the 2018 period due to the impact of a higher interest rate earned on cash and cash equivalents and because interest expense was incurred only in the 2017 period on the loan payable then outstanding. The loan was repaid during the second quarter of 2017 period..

Liquidity and Capital Resources

At January 31, 2018, the Company had cash and cash equivalents of $64.5 million of which $0.5 million was in foreign accounts, as compared to cash and cash equivalents of $64.2 million, of which $0.5 million was in foreign accounts at July 31, 2017. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $69.7 million at January 31, 2018 compared to $71.3 million at July 31, 2017. The decrease in working capital of $1.6 million was primarily due to the period loss and net changes in operating assets and liabilities.

Net cash provided by operating activities as of January 31, 2018 was approximately $0.8 million as compared to cash used in operating activities of $2.8 million in fiscal 2017, an increase of approximately $3.6 million. The increase is due to net changes in assets and liabilities of $3.7 million and decrease in net loss of $1.0 million offset by $1.1 million in non-cash adjustments.

Net cash used in investing activities in fiscal 2018 and 2017 was approximately $1.1 million and $0.7 million, respective, which consists primarily of capital expenditures.

Net cash provided by financing activities in fiscal 2018 was approximately $0.5 million as compared to cash used in financing activities of $1.8 million in fiscal 2017. The change of $2.3 million is mainly due to borrowings from the credit agreement of $1.6 million in the 2017 period and the exercise of stock options $0.7 million in the 2018 period.

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

The following table represents the clinical laboratory segment’s net revenues and percentages by revenue category:

	Three months ended January 31, 2018		Three months ended January 31, 2017
Revenue category
Third-party payer	$11,102	57%	$10,773	57%
Patient self-pay	2,383	12	2,772	15
Medicare	3,230	17	2,796	15
HMO’s	2,815	14	2,496	13
Total	$19,530	100%	$18,837	100%

	Six months ended January 31, 2018		Six months ended January 31, 2017
Revenue category
Third-party payer	$22,762	57%	$20,966	56%
Patient self-pay	5,242	13	5,875	16
Medicare	6,215	16	5,631	15
HMO’s	5,645	14	4,923	13
Total	$39,864	100%	$37,395	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 38% and 39% of the Clinical Labs segment net revenue for the three months ended January 31, 2018 and 2017 respectively, and 39% and 37% for the six months ended January 31, 2018 and 2017, respectively.

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

During the three months ended January 31, 2018 and 2017, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 84.1% and 82.8%, respectively, of gross billings. During the six months ended January 31, 2018 and 2017, the contractual adjustment percentages, determined using current and historical reimbursements statistics, were 84.5% and 83.4%, respectively. In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of molecular tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $2.6 million and $2.3 million for the six months ended January 31, 2018 and 2017, respectively, and a change in the net accounts receivable of approximately $0.6 million as of January 31, 2018.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Labs segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At January 31, 2018, and July 31, 2017, approximately 73%, of the Company’s net accounts receivable relates to its Clinical Labs business, which operates in the New York, New Jersey and Connecticut medical communities.

The Life Sciences segment’s accounts receivable balance includes $1.3 million or 32% and $1.1 million or 29% of foreign receivables as of January 31, 2018 and July 31, 2017, and includes royalty receivables of $0.4 and $0.4 million, as of January 31, 2018 and July 31, 2017, respectively, from its licensee Qiagen.

Net accounts receivable

Billing category	As of January 31, 2018		As of July 31, 2017
Clinical Labs
Third party payers	$7,218	66%	$7,256	64%
Medicare	1,730	16	1,385	12
HMO’s	1,181	11	1,169	10
Patient self-pay	788	7	1,591	14
Total Clinical Labs	10,917	100%	11,401	100%
Total Life Sciences	4,060		3,779
Total accounts receivable	$14,977		$15,180

Changes in the Company’s allowance for doubtful accounts are as follows:

	Six months ended January 31, 2018	Fiscal year ended July 31, 2017
Beginning balance	$3,576	$3,517
Provision for doubtful accounts	1,593	2,775
Write-offs, net	(1,383)	(2,716)
Ending balance	$3,786	$3,576

For the Clinical Labs segment, the allowance for doubtful accounts represents amounts that the Company does not expect to collect after the Company has exhausted its collection procedures. The Company estimates its allowance for doubtful accounts in the period the related services are billed and reduces the allowance in future accounting periods based on write-offs during those periods. The Company bases the estimate for the allowance on the evaluation of historical experience of accounts going to collections and the net amounts not received. Accounts going to collection include the balances, after receipt of the approved settlements from third party payers, for the insufficient diagnosis information received from the ordering physician which result in denials of payment and our estimate of the uncollected portion of receivables from self-payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. The Company fully reserves through its contractual allowances amounts that have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company adjusts the historical collection analysis for recoveries, if any, on an on-going basis.

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

Billing for laboratory services is complicated because of many factors, especially: the differences between our standard gross fee schedule for all payers and the reimbursement rates of the various payers we deal with, disparity of coverage and information requirements among the various payers, and disputes with payers as to which party is responsible for reimbursement. The allowance for doubtful accounts as a percentage of total accounts receivable at January 31, 2018 and July 31, 2017 was 20.2% and 19.1%, respectively.

The following table indicates the Clinical Labs aged gross receivables by payer group which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments.

As of January 31, 2018	Total	%	Third Party Payers	%	Self-Pay	%	Medicare	%	HMO’s	%
1-30 days	$27,330	46	$18,242	44	$1,125	19	$4,414	56	$3,549	92
31-60 days	6,536	11	4,515	11	873	14	974	12	174	5
61-90 days	4,973	9	3,326	8	806	13	806	10	35	1
91-120 days	4,580	8	3,128	8	734)	12	710	9	8	—
121-150 days	3,563	6	2,453	6	577	10	521	7	12	—
Greater than 150 days	12,053	20	9,545	23	1,955)	32	464	6	89	2
Totals	$59,035	100%	$41,209	100%	$6,070	100%	$7,889	100%	$3,867	100%
29

As of July 31, 2017	Total	%	Third Party Payers	%	Self-Pay	%	Medicare	%	HMO’s	%
1-30 days	$25,357	42	$16,683	40	$1,082	16	$4,022	60	$3,570	82
31-60 days	8,732	15	5,723	14	1,183	17	1,294	19	532	12
61-90 days	5,703	10	4,208	10	927	14	529	9	39	1
91-120 days	3,749	6	2,732	6	701	10	288	4	28	1
121-150 days	3,689	6	2,772	7	672	10	228	3	17	—
Greater than 150 days	12,455	21	9,652	23	2,270	33	379	5	154	4
Totals	$59,685	100%	$41,770	100%	$6,835	100%	$6,740	100%	$4,340	100%

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

The Company tests goodwill and long-lived assets annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill and long-lived assets for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform a quantitative test in assessing goodwill and long-lived assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it identifies the reporting units and compares the fair value of each of these reporting units to their respective carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is higher than its fair value, the impairment charge is the amount by which the carrying amount exceeds its fair value, not to exceed the total amount of goodwill and intangibles allocated to the reporting unit.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at January 31, 2018, our assets and liabilities would decrease by $0.5 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $0.9 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.4 million on an annual basis.

Interest Rate Risk

As of January 31, 2018, we have fixed interest rate financing on transportation and equipment leases.

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

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2017 filed with the Securities and Exchange Commission, other than as noted in Note 11 to the Consolidated Financial Statements as of January 31, 2018.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: March 12, 2018	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director
32