Form 10-K
period 2018-07-31
ENZO BIOCHEM INC
filed 2018-10-15
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $318,221,000 as of January 31, 2018.

The number of shares of the Company’s common stock, $.01 par value, outstanding at September 30, 2018 was 47,182,254.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 3, 2019 are incorporated by reference into Part III of this annual report.

PART I

Item 1. Business

Overview

Enzo Biochem, Inc. (the “Company” “we”, “our” or “Enzo”) is an integrated diagnostic bioscience company focusing on delivering and applying advanced technology capabilities to produce affordable reliable products and services to allow our customers to meet their clinical needs. We develop, manufacture and sell our proprietary technology solutions and platforms to clinical laboratories, specialty clinics and researchers and physicians globally. Enzo’s structure and business strategy represent the culmination of years of extensive planning and work.  The Company now has the unique ability to offer low cost, high performance products and services in molecular diagnostics, which ideally positions us to capitalize on the reimbursement pressures facing diagnostic labs. Our pioneering work in genomic analysis coupled with our extensive patent estate and enabling platforms have positioned the Company to continue to play an important role in the rapidly growing molecular medicine marketplaces.

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

For example, our AMPIPROBE® technology platform can lead to the development of an entire line of nucleic acid clinical products that can allow laboratories to offer a complete menu of services at a cost that allows them to enjoy an acceptable margin. Our technology solutions provide tools to physicians, clinicians and other healthcare providers to improve detection, treatment and monitoring of a broad spectrum of diseases and conditions. In addition, reduced patient to physician office visits translates into lower healthcare processing costs and greater patient services.

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprised of 343 issued patents worldwide and over 157 pending patent applications, along with extensive enabling technologies and platforms.

Operating Segments

We are comprised of three interconnected operating segments which have evolved out of our core competencies involving the use of nucleic acids as informational molecules and the use of compounds for immune modulation and augmented by the previous acquisitions of a number of related companies. Information concerning sales by geographic area and business segments for the years ended July 31, 2018, 2017 and 2016 is located in Note 15 in the Notes to Consolidated Financial Statements.

Below are brief descriptions of each of our operating segments:

Enzo Clinical Laboratory Services is a clinical reference laboratory providing a wide range of clinical services to physicians, medical centers, other clinical labs and pharmaceutical companies. The Company believes having a CLIA-certified and a College of American Pathologists (“CAP”) accredited medical laboratory located in New York provides us the opportunity to more rapidly introduce cutting edge products and services to the clinical marketplace. Enzo Clinical Labs offers an extensive menu of molecular and other clinical laboratory tests and procedures used in patient care by physicians to establish or support a diagnosis, monitor treatment or medication, and search for an otherwise undiagnosed condition. Our laboratory is equipped with state-of-the-art communication and connectivity solutions enabling the rapid transmission, analysis and interpretation of generated data. We operate a full service clinical laboratory in Farmingdale, New York, a network of over 30 patient service centers throughout New York, New Jersey and expanding into Connecticut, a free standing “STAT” or rapid response laboratory in New York City and a full service phlebotomy, in-house logistics department, and an information technology department. Given our license in New York State, we are able to offer testing services to clinical laboratories and physicians in the majority of states nationwide.

Enzo Life Sciences Products manufactures, develops and markets products and tools for clinical research, drug development and bioscience research customers worldwide. Underpinned by broad technological capabilities, Enzo Life Sciences has developed proprietary products used in the identification of genomic information by laboratories around the world. Information regarding our technologies can be found in the “Core Technologies” section. We are internationally recognized and acknowledged as a leader in the development, manufacturing validation and commercialization of numerous products serving not only the clinical research market, but also the life sciences markets in the fields of cellular analysis and drug discovery, among others. Our operations are supported by global operations allowing for the efficient marketing and delivery of our products around the world.

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. Enzo Therapeutics has focused its efforts on developing treatment regimens for diseases and conditions for which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 154 patents and patent applications.

The Company’s primary sources of revenue have historically been from the clinical laboratory services provided to the healthcare community and product revenues, royalty and licensing of Enzo Life Sciences’ products utilized by customers worldwide. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2018, 2017 and 2016 (in thousands and percentages):

Fiscal year ended July 31,	2018		2017		2016
Clinical laboratory services	$74,777	71%	$77,407	72%	$70,915	69%
Product revenues	29,224	28	29,192	27	30,337	30
Royalty and license fee income	712	1	1,205	1	1,521	1
Total	$104,713	100%	$107,804	100%	$102,773	100%

Markets

Clinical diagnostics

The U.S. clinical diagnostics market has been reported by industry sources to be greater than $25 billion annually and over $60 billion worldwide. It is comprised of a broad range of tests based on clinical chemistry, microbiology, immunoassays, genomics, proteomics, gene expression profiling, blood banking, and cancer screening assays through histology as well as newer body fluid based approaches. Many of these tests employ traditional technologies such as cell culture technologies.

Immunoassays are based on the use of antibodies directed against a specific target or antigen to detect that antigen in a patient sample. Cell culturing techniques involve the growth, isolation and visual detection of the presence of a microorganism and often its susceptibility to FDA approved drugs.

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

Molecular diagnostics have many advantages over traditional technologies. Since gene-based diagnostics focus on the identification of diseases at the molecular level, they can identify the presence of the disease at its earliest stage of manifestation in the body. These tests provide results more rapidly, are applicable to a broad spectrum of microorganisms and can easily be automated in a multiplex platform.

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

According to industry sources, the market for molecular diagnostic tools, assays and other products is currently more than $7 billion per year, and is acknowledged as one of the fastest growing segments in the in-vitro diagnostic industry, growing at more than twice the rate of traditional diagnostics. Contributing to this growth are, among other factors:

•	the increasing number of diagnostic tests being developed from discoveries in genome research;

•	advances in formats and other technologies that automate and accelerate gene-based diagnostic testing;

•	growing emphasis by the healthcare industry on early diagnosis and treatment of disease and;

•	application of gene-based diagnostics as tools to match therapies to specific patient genetics, commonly referred to as pharmacogenomics or companion diagnostics.
3

Diagnostic Products

There is a large and growing global demand by biomedical and pharmaceutical companies for research and diagnostic tools that both facilitate and accelerate the generation of biological information. This demand can be met by gene and protein target-based diagnostics for which a variety of formats and tools have been developed that enable researchers to study biological pathways. These tools can identify mutations in gene sequences and variations in gene expression levels that can lead to disease, or they can quantify biomarkers that provide insight into disease and potential therapeutic solutions. These techniques use instruments such as DNA sequencing and genotyping equipment, microarrays, fluorescent microscopes, high content screening platforms, flow cytometers and plate readers. Common among these instruments is the need for reagents that allow the identification, quantification and characterization of interactions of specific genes or nucleic acid sequences, proteins, cells, and other cellular structures and organelles.

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

Therapeutics

We believe our core technologies have broad diagnostic and therapeutic applications. We have focused our efforts on discovering how best to treat pathologies associated with bone or metabolic control and immune-mediated diseases. Although the causes of disorders such as Crohn’s disease, autoimmune uveitis and non-alcoholic steatohepatitis (NASH) remain unknown, various features suggest immune system involvement in their pathogenesis.

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

Strategy

Our objective is to develop and manufacture high value affordable and reliable diagnostic products and services using our proprietary technologies to allow our customers to meet their clinical needs. Our proprietary technology platforms, if successful, will alter the existing business models and improve economics across the healthcare industry. Our strong intellectual property estate provides freedom to operate and compete in a rapidly growing molecular diagnostic healthcare marketplace.

We believe our expertise in developing and marketing proprietary technology platforms uniquely positions Enzo to provide products and services that will change the fundamental relationship between molecular diagnostic companies and clinical laboratories. Our technology platforms will provide economic and market optionality to use Enzo’s products and services for margin improvement. As such, clinical laboratories will be able to enter and compete in markets that until now have been out of reach due to poor economic standing caused by high costs of reagents and equipment rental arrangements from molecular diagnostic companies coupled with lower reimbursement from governmental and commercial healthcare companies.

Our objective allows clinical laboratories to purchase low cost reagents and kits to be run on open system platforms already in use in their labs, or to use Enzo as a low cost reference laboratory. Enzo’s integrated business model not only provides benefits to clinical laboratories, but also to insurance providers who will benefit from more clinical laboratories able to compete for testing services with national laboratories.

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

By developing a broad technology base, Enzo has positioned the Company for a robust flow of products and services that will provide medically relevant, cost effective solutions easily adaptable to the workflow of the clinical laboratory, and its ability to do so is based on several factors, including:

•	The Company’s integrated structure that enables it to internally develop and advance products seamlessly from innovation through commercialization validation via recent patent settlements of Enzo’s intellectual property strength and ownership of basic patents that provide an economic advantage.
•	The unique ability to deliver high performance, easily adaptable products and services that are also cost effective for independent labs as well as Enzo’s own clinical lab in a steadily declining reimbursement environment
•	Ample finances with which to execute and follow through on the Company’s integrated strategy.

Increase investment in research and development & product development

We are increasing our research and development efforts to develop new leading edge solutions in the rapidly growing molecular diagnostic marketplace. Current technology platforms under development include:

•	AMPIPROBE® Platform – easily adaptable, affordable, real time DNA amplification and detection
•	FLOWSCRIPT® – enhanced flow cytometry for single cell analysis
•	Enhanced Immunohistochemistry – moving Pathology to the next generation
•	Enhanced Immunoassays – pushing sensitivity to expand immunoassay applications
•	Polyview Plus® Systems- optimized reagents for clear, consistent IHC and ISH results

Enzo’s proprietary platforms and the related assays developed can provide more sensitive diagnostic information at lower costs than many other tests currently marketed. The Company designs its products to be able to work with lower specimen volume which not only allows the laboratories to run more tests off of a single clinical specimen, but also may reduce the need for patients to submit additional samples, thus reducing unnecessary physician visits. The Company’s newly approved assays are the forerunners of a comprehensive line of diagnostic solutions under development by Enzo to address the critical needs of clinical laboratories that are often locked into closed-system contracts with molecular diagnostics suppliers that, with ever-declining reimbursements, reduce or even eliminate operating margins.

New MDx Platform

Enzo has developed and validated a new molecular diagnostics platform, unlike current closed system platforms, that has an open access feature, flexibility and compatibility with a full clinical workflow. It is believed to be uniquely characterized as an automated, clinically compatible, open platform that operates with multiple reagents and sample types allowing for cost savings and LDT tests (Laboratory Developed Test), while remaining comparable with FDA-approved products. It has been optimized to fully address existing clinical work flows while also providing the flexibility to develop and incorporate new work flows. The clinical diagnostic industry is challenged by declining reimbursements and high reagent costs associated with “closed systems” diagnostic platforms that prohibit the use of third-party reagents. The new Enzo “open system” molecular diagnostic platform is compatible with existing sample collection devices. It runs on a standardized, simplified sample processing (fluid handling and nucleic acid isolation) and amplification/detection workflow, and was designed to provide high performance and adaptable solutions to existing lab workflow, while addressing the critical need for lower cost solutions. The platform is compatible with a sample input capacity up to 1 ml of whole blood, serum, plasma, urine, gynecological and non-gynecological specimens, and offers high throughput, 96-well plate molecular testing in less than four hours run time. At full capacity, the platform can process as many as three 96-well plates (268 samples total) in about eight hours for most of the company’s tests. Enzo has developed multi-target viral load assays and multi-target DNA-based women’s health assays optimized for the new automated, open system platform, and is currently in the process of developing a screening assay for oncogenic forms of HPV. The platform has current compatibility with more than 16 Enzo-developed clinical tests in the areas of sexual health, women’s health, virology, upper respiratory infections, plus others, with a built-in capacity to run new or esoteric laboratory developed tests.

Continue to Commercialize New Platforms for Molecular Diagnostics via Multiple Channels

We have developed several enabling platform technologies that may have utility in the development of a new generation of molecular diagnostic products designed to meet the needs of the current clinical marketplace. Our lead solution is AMPIPROBE® platform, which is proprietary target amplification and detection technology that has been shown to require substantially less starting material than conventional methods such as polymerase chain reaction (PCR) based products. With AMPIPROBE® platform it may be possible to increase the number of analytes that can be assayed for from a single clinical specimen, which in turn may reduce the need for physicians to recall patients to obtain additional clinical material for testing. In addition by increasing the number of analytes tested in a single clinical preparation, AMPIPROBE® platform may be able to produce diagnostic tests at a significantly lower cost than conventional assays. Moreover, the need for less starting material may also lead to diagnostic tests with improved sensitivity, thus allowing detection of certain analytes present in minute quantities that are below the limit of detection of conventional assays.

We have already introduced the first product using our FLOWSCRIPT® platform technology for the identification of gene expression in clinical samples specifically detection of mRNA from Human papillomavirus (HPV) oncogenes E6 and E7. Overexpression of these HPV oncogenes promotes the growth of malignant cells, leading to the development of cervical cancer. The FLOWSCRIPT® technology platform is a proprietary, flow cytometry-based molecular detection system for the multiplex analysis of cell function and identity and was developed by cross-functional teams at Enzo. The HPV E6/E7 assay is the first product to utilize this novel platform. Analysis is performed on a small volume of a liquid cytology specimen and can thus be easily incorporated as a reflex test measure following abnormal Pap smear results. The assay, and the platform on which it is based, allows for the simultaneous analysis of several different genes expressed in every cell in a given sample. In this manner, it is possible to produce clinically relevant data at the single cell level. Unlike other assays that study mRNA expression, FLOWSCRIPT® assays are performed using a homogeneous system that eliminates washing steps that can reduce fluctuation of results. Additionally, the assay’s use of external control improves run-to-run consistency. As a result, both hands on time and the number of steps are reduced, allowing for improved economics. In data presented at a 2015 pathology conference in Italy, Enzo’s assay was shown to produce reliable and consistent results near the limit of assay detection. Furthermore, Enzo anticipates using this platform for a multitude of applications such as study of other cancers and the evaluation of an individual immune state as well as products targeted to the drug development market, among others.

The FLOWSCRIPT® platform is used to help guide providers in assessing the risk of progression to cervical cancer and whether colposcopy or follow-up screening should be the preferred course of action. This assay demonstrates Enzo’s commitment to utilizing our proprietary technology and bringing forward clinically relevant diagnostics that can inform patient and physician decision-making with potential to reduce spending associated with advanced stage disease. Moreover, it is indicative of how well we are executing our strategy of utilizing our integrated structure to produce products that are relevant to today’s evolving healthcare marketplace.

Maximize our resources by collaborating with others in therapeutics research and commercialization activities

We enter into research collaborations with leading academic and other research centers to augment our core expertise on specific programs.

Our clinical trial of OPTIQUEL® is a direct result of a research collaboration; we acquired the rights and intellectual property to this candidate drug and technology intended for use in the treatment of autoimmune uveitis. Working with scientists and physicians in the United States and abroad, Enzo continued drug development to the stage of a clinical trial now in further evaluation by the National Eye Institute of the National Institutes of Health in Washington DC.

We have research and clinical collaborations with other institutions including Hadassah University Medical Center in Jerusalem, Israel relating to our immune regulation technology. Through collaborations such as these and other licensing agreements we continue to develop novel therapeutics for the stimulation and enhancement of bone formation and glucose control, among others. Products emanating from this technology could provide potential therapy for bone disorders, including bone loss, bone fractures, periodontitis, diabetes and other indications. There can be no assurance that any of these collaborative projects will be successful.

Similarly, we may seek to fully exploit the commercial value of our technology by partnering with for-profit enterprises in specific areas in order to act on opportunities that can be accretive to our efforts in accelerating our development program.

Exploit our marketing and distribution infrastructure

Enzo Life Sciences maintains relationships with academic and commercial groups worldwide in sourcing and commercializing high value reagents developed by leading academics. We have also developed a sales and marketing infrastructure to directly service its end users such as clinical laboratories, researchers and pharmaceutical companies, while simultaneously positioning the Company for targeted product line expansion. Our global sales, marketing, manufacturing, product development and distribution infrastructure, have now been integrated and consolidated into a single global business. Enzo Life Sciences operates, under its own name, worldwide through wholly owned subsidiaries (in USA, Switzerland, Benelux, Germany, and the UK), a branch office in France and a network of third party distributors in most other significant markets worldwide. Our comprehensive product portfolio allows us to deliver integrated solutions to basic researchers, drug developers and clinical researchers around the globe. Our research allows us to provide solutions in all key research areas including: Genomics, Cell Biology, Immunoassays, and in a multitude of applied research markets including: Bioprocess, Personal Care, Cancer Research, and Neuroscience to name a few.

Expand and protect our intellectual property estate

Since our inception, we have followed a strategy of creating a broad encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During fiscal 2018, we were issued 40 patents and expanded our patent estate in the area of nucleotides, amplification, labeling and detection, among others.

Product Development and Pipeline

Enzo is committed to delivering a robust line of products and services that will provide medically relevant, cost effective solutions that are easily adaptable to the workflow of clinical laboratories. The Company’s integrated Life Sciences-Clinical Lab structure continues to be instrumental in its ability to seamlessly develop and advance products from innovation and manufacturing in our life sciences group to validation and commercialization through our clinical laboratory.

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

During fiscal 2016 and more recently, we successfully gained New York State Department of Health approval for a number of key products based on Enzo’s proprietary technology platforms. In November 2015, we announced approval of AMPIPROBE® HCV Assay for the quantitative detection of Hepatitis C. This assay is based on the proprietary nucleic acid amplification and detection technology platform which was the first in a line of products to be developed at Enzo to address the critical needs of the molecular diagnostics market and serves as validation of Enzo’s unique business strategy and structure.

In 2016, we were granted conditional approval of AMPIPROBE® Candidiasis Assay. This multiplex assay is designed to identify the presence of five of the most common species of Candida from a single vaginal swab. Industry estimates put the number of tests performed for the identification of Candida at over 10 million per year in the US alone. It is also estimated that over 70% of women will develop a Candida infection during their reproductive lifetime. While an independent assay, it will also serve as a component of a comprehensive women’s health panel.

In 2016, we were granted conditional approval of PLAQPRO™ Lp-PLA2 Assay. This is a biochemical activity assay designed to identify lipoprotein-associated phospholipase A2, a marker associated with the potential for coronary heart disease. The PLAQPRO™ Lp- PLA2 Assay can be useful as part of a cardiac testing panel for individuals at intermediate or high risk for developing coronary heart disease. Early identification of increased risk of developing coronary heart disease offers the opportunity to adjust patient lifestyles or utilize medical interventions to reduce risk. The assay was developed using the Company’s strong expertise in assay development, antibody production, small molecule chemistry, and detection technology. This cardiac assay delivers improved consistency and is designed to work on open platform clinical analysis instruments. The open platform configuration is one of the several factors that contribute to its cost effectiveness, which is vital to today’s clinical labs that are confronted by shrinking reimbursements.

In 2017, we were granted conditional approval for three additional women’s health related molecular diagnostic tests for use with the Company’s versatile and economic AMPIPROBE® platform. Approval was given for a real-time PCR-based method for qualitative detection of Neisseria gonorrhoeae, Chlamydia trachomatis and Trichomonas vaginalis in vaginal swab specimens. The Company’s AMPIPROBE®-based pipeline includes an extensive line of assays for identification of additional women’s health infectious diseases as well as for the quantification of viral load in serum or plasma specimens. This proprietary technology platform is the foundation of our ever-increasing line of medically relevant, cost-effective and easily adaptable solutions for clinical laboratories.

On October 23, 2017, we were granted conditional approval of another women’s health infectious disease diagnostic panel, which when combined with the Company’s previously approved panels, makes for one of the most comprehensive, efficient  and affordable diagnostic products and services on the market today.  A variety of infections, including sexually transmitted ones, are detected from a single vaginal swab collection via the Company’s proprietary, versatile and cost-effective AMPIPROBE® platform. The announcement results from recent action by the New York State Department of Health granting conditional approval of the new panel’s 5 additional tests, complementing the already approved 8 infectious disease tests for a total of 13 organisms being detectable from a single vaginal swab specimen.

On January 22, 2018, we were granted conditional approval of p16, a marker used extensively as a key diagnostic and prognostic biomarker of several cancers. Enzo’s validated p16 provides clear detection of tissue abnormalities in the field of cancer diagnostics, including cervical cancer’s progression. It complements the company’s POLYVIEW® immunochemistry detection. With current mounting cost and reimbursement pressures, Enzo’s new p16 test provides a highly cost-effective alternative. Other p16 tests on the market have of late become unaffordable as a result of increasing reagent costs outweighing average reimbursements. When p16 is used in combination with Enzo’s POLYVIEW® detection system’s reduction of false-positives, the economics are substantially enhanced. This and other similar compounds comprise a $200 million market.

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

	Expected Availability (1)	Platform
HPV E6/E7 Detection	Available	FLOWSCRIPT® GENE EXPRESSION
HCV Viral Load	Available	AMPIPROBE® REAL-TIME AMPLIFICATION AND DETECTION
Cardiac Marker	Available	BIOCHEMICAL ASSAY
Fertility Assay	Q1 2019	ENHANCED IMMUNOASSAY
Women’s Health Panel	Available	AMPIPROBE® REAL-TIME AMPLIFICATION AND DETECTION
HBV Viral Load	Q2 2019	AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION
HIV Viral Load	Q2 2019	AMPIPROBE® REAL-TIME AMPLIFICATION AND DETECTION
IHC/ISH Detection	Available	ENHANCED DETECTION
FISH	Q1 2019	DEEPSEE™
Super CGH	Available	CYTAG®
TH1/TH2	In development	ENHANCED IMMUNOASSAY
Cancer Marker Panel	Q3 2019	In situ Hybridization ENHANCED DETECTION
HPV High Risk Panel	Q3 2019	AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION
HSV/VZV	Q3 2019	AMPIPROBE®REAL-TIME
(1)	There can be no assurances these products can be successfully developed within these timeframes or available on these dates.

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

We have developed the AMPIPROBE® platform as a broad technology base for the labeling, detection, amplification and formatting of nucleic acids for gene analysis which is supported by our significant proprietary position in these fields. This and other proprietary technologies are the building blocks of our Molecular Diagnostics platforms.

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

Flow Cytometry

We have developed and launched our first product using our proprietary FLOWSCRIPT® platform using flow cytometry to analyze messenger RNA (mRNA) transcript expression in individual cells in a mixed cell population. By studying whether a gene or a set of genes is turned on or off, it is possible to obtain clinically relevant information at the single cell level. Our first product, the FLOWSCRIPT® HPV E6/E7 Assay, examines the levels of E6/E7 mRNA transcripts from multiple high risk types which account for over 95% of cervical cancers. We are planning to develop and introduce other products based on this platform technology in the future for applications such as immune-mediated disorders, metabolic disorder patient monitoring, and other cancers.

Non-radioactive labelling and detection

Traditionally, nucleic acid probes were labeled with radioactive isotopes. However, radioactively labeled probes have a number of shortcomings; they are unstable and consequently have a limited shelf life and they are potentially hazardous, resulting in restrictive licensing requirements and safety precautions for preparation, use and disposal. Finally, radioactive components are expensive. Our technologies permit gene analysis without the problems associated with radioactively labeled probes and are adaptable to a wide variety of formats.

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

Therapeutic Platform Development

Cell Signaling Pathway

One area of Enzo’s therapeutic platform development is related to the development of pharmaceutical agents that affect protein-protein interactions. Over the past several years, our scientists and collaborators have unlocked the secrets of a major cell signaling pathway, thus producing a means to modify biological activity in a number of physiological systems.

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

We have developed an immunomodulation agent EGS21 as a potential therapeutic for treating immune-mediated disorders. EGS 21 is a glycolipid that has been shown by our scientists and collaborators to act as an anti-inflammatory agent in animal model systems and is being evaluated as a drug candidate in the treatment of various immune-mediated diseases.

Gene Regulation

We have developed an approach to gene regulation known as genetic antisense or antisense RNA. Our technology involves the introduction of a gene into cellular DNA that codes for an RNA molecule that binds to, and thus deactivates, RNA produced by a specific gene. To deliver our antisense gene to the target cell in a process called transduction, we have developed proprietary vector technology.

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

Clinical Laboratory Services

We operate a regional clinical laboratory that offers extensive diagnostic services to the New York and New Jersey medical communities. As part of our ongoing strategic growth plan we have recently expanded service to Connecticut and New England states. Our clinical laboratory testing is utilized by physicians as an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing or anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomical pathology testing is performed on tissues and other samples, such as human cells. Many clinical laboratory tests are considered routine and can be performed by most commercial clinical laboratories.

Tests that are not routine and that require more sophisticated equipment and highly skilled personnel are considered esoteric tests and may be performed less frequently than routine tests.

We offer a comprehensive and broad range of routine esoteric and molecular diagnostic clinical laboratory tests or procedures. These tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication levels, or to search for an otherwise undiagnosed condition.

Our full service clinical laboratory in Farmingdale, New York contains an infrastructure that includes comprehensive information technology applications, logistics, client services and billing departments. We have a network of over thirty strategically located patient service centers and a full service phlebotomy department. Patient service centers collect from patients the specimens as requested by physicians. We also operate a fully equipped STAT laboratory in New York City. A “STAT” lab has the ability to perform certain routine tests quickly and report results to the physician immediately.

Patient specimens are delivered to our laboratory facilities primarily by our logistics department accompanied by a test requisition form. These forms, which are completed by the ordering physician, indicate the tests to be performed and demographic patient information and in most instances are transmitted to us via EnzoDirect, our proprietary computer-based ordering and results delivery system. Once the information is entered into the laboratory computer system the tests are performed on the corresponding laboratory testing instrumentation and the results are uploaded primarily through an interface from the laboratory testing instrumentation or in some instances, manually entered into the laboratory computer system. Most routine testing is completed by early the next morning, and test results are reported to the ordering physician. These test results are either reported electronically via EnzoDirect to a physician office Electronic Medical Records (EMR) system or delivered by our logistics department directly to the ordering physicians’ offices. Physicians who request that they be called with a particular result are accordingly notified by our customer service personnel.

For fiscal years ended July 31, 2018, 2017 and 2016, respectively, approximately 71%, 72% and 69% of the Company’s revenues were derived from the clinical laboratory services. Revenues, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2018, 2017 and 2016 were approximately 16% of the clinical laboratory services segment’s total revenue. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. Other than the Medicare program, revenues from UnitedHealthcare and Oxford Health Plan represented approximately 39%, 39% and 30% of the Clinical Laboratory Services segment’s net revenue for the fiscal year ended July 31, 2018, 2017 and 2016, respectively.

At July 31, 2018 and 2017, approximately 74% and 75% respectively of the Company’s net accounts receivable was derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its third party payers that insure individuals. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

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

We incur significant additional costs as a result of our participation in Medicare, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex and stringent federal and state regulations including those relating to coverage, billing and reimbursements. Future changes in regulations could further complicate our billing and increase our billing expenses. These additional costs include those related to: (1) complexity added to our billing processes and changes to our reimbursements; (2) training and education of our employees and customers; (3) compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and advance beneficiary notices. The Centers for Medicare & Medicaid Services, or CMS (formerly the Health Care Financing Administration), establishes procedures and continuously evaluates and implements changes in the reimbursement process.

The established Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.9% for five years beginning in 2010 and also includes a productivity adjustment which reduces the Consumer Price Index (“CPI”) market basket update beginning in 2011. Based on these calculations, the Medicare Fee Schedule was unchanged in calendar years 2016 and 2017, and decreased in 2018.

The Patient Protection and Affordable Care Act imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013 and establishes the Independent Payment Advisory Board (“IPAB”). If the projected growth in per capita Medicare costs exceeds a specified target level, the IPAB must submit proposals to reduce or eliminate the difference. For calendar years 2016 through 2019, the target growth rate is the projected average of the increases in the Consumer Price Index and the medical care expenditure category of the Consumer Price Index; for 2020 and thereafter, the target growth rate is the rate of increase in gross domestic product per capita plus one percentage point. If it is necessary for the IPAB to submit proposals, they will automatically be implemented unless Congress enacts alternative proposals that achieve the same savings targets. We could experience a significant decrease in revenue from Medicare as a result of these pieces of legislation, which could have a material adverse effect on us. The IPAB currently has no appointees and it is unclear whether when and if it will become operational.

Diagnostic Products

We are a manufacturer of labeling and detection technologies from DNA to whole cell analysis. Enzo’s products are backed by innovative technology platforms and a deep patent portfolio. With 40 years of experience, Enzo continues to provide integrated solutions for drug development, pipeline basic research, drug discovery, quality control in drug development and diagnostics. Enzo Life Sciences offers a broad range of high-quality products to advance research including proteins, antibodies, peptides, small molecules, labeling probes, dyes, and kits. Enzo operates in a highly competitive and price-sensitive marketplace and is repositioning itself by narrowing its product mix to concentrate on improved profitability, while also adding staff who are more experienced in operations. We have become a specialized assay supplier as part of our integrated strategic plan to deliver highly efficient, cost-effective assays for our own use and to sell to independent labs. With direct sales operations in the US, Switzerland, Germany, UK, France, and Benelux, Enzo Life Sciences also supports its products through a global network of dedicated distributors.

With a passion for genomics, Enzo was the first to develop products for non-radioactive labeling of nucleic acids. This technique was instrumental in the development of today’s genomic analysis market. Our pioneering research in genetic modification medicine was the first to recognize that nucleic acids could be used as therapeutics. Our innovations in the detection of nucleic acids in solutions and solid matrices led to the development of technology platforms such as hybrid capture, as well as fluorescent and chromogenic in situ hybridization. Enzo remains at the forefront of target amplification technologies critical in the detection of infectious agents, cancer markers, and genotyping. Our work in the genomic space has resulted in technologies in gene expression and immune system regulation, which opened the door for the well-known molecular diagnostics assays used today.

The products produced and supplied include small molecules, proteins, antibodies, peptides, probes, assay kits and custom services. Our comprehensive portfolio of high quality reagents and kits in key research areas are sold to scientific experts in the following fields:

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

We maintain acquired brands including Alexis, Biomol International, Assay Designs, and Stressgen. Enzo strategically uses these brands to complete our product portfolio, allowing us to offer complete solutions to researchers in all fields. These brands are complementary to our core expertise in genomics and molecular biology. The Company intends to maintain the rights to the acquired brands which have long product histories. The Company believes the emphasis on the Enzo Life Sciences brand will result in stronger and clearer brand awareness and allow the Company to execute the sale of higher value products and promote more products into the drug development, clinical research and diagnostic markets.

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

In the fiscal years ended July 31, 2018, 2017 and 2016, the Company incurred costs of approximately $3.2 million, $2.9 million, and $3.5 million, respectively, for research and development activities. During fiscal 2018, the Company’s research and development program was refocused to areas that had greater opportunity in molecular diagnostics and immunology chemistry to maximize revenues.

Internal Research Programs

Our professional staff, including 39 with post graduate degrees, performs our internal research and development activities. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, immunology, flow cytometry and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

External Research Collaborations

We have and continue to explore collaborative relationships with prominent companies and leading-edge research institutions in order to maximize the application of our technology in areas where we believe such relationship will benefit the development of our technology.

Sales and Marketing

Our sales and marketing strategy is to sell our life sciences products through: (i) direct sales to end-users under the Enzo Life Sciences name, with direct recognition to our acquired brands (ii) direct sales to end users under the Axxora electronic market place name (iii) supply agreements with manufacturers and (iv) distributors in major geographic markets. We operate with an understanding of local markets and a well-functioning distribution network system across the globe. Scientists around the world who recognize the brands (Alexis, Assay Designs, Biomol, Enzo and Stressgen) now receive products directly from Enzo Life Sciences where we are recognized for innovative high quality products, supported directly by our qualified technical staff. We sell the same products through our Axxora electronic market place which is also the source for life science research reagents from over 40 original manufacturers. Our direct marketing and sales network includes fully-owned subsidiaries (USA, Switzerland, Germany, Benelux, and UK), a branch office in France and a network of third party distributors in most other significant markets worldwide.

For Diagnostic Services, we focus our sales efforts on obtaining and retaining profitable accounts. We market the clinical laboratory services to a broad range of ordering physicians in the metro New York, New Jersey and Connecticut regions through our direct sales force who are supported by client service and patient service representatives. We monitor and where appropriate, change the service levels and terminate ordering physician accounts that are not profitable. We are focusing our efforts to attract and retain clients who participate with the providers with whom we have regional contracts and are consistently looking to add higher value molecular and esoteric testing, both internally developed and with partners, to our menu to assist sales in new account penetration as well as to improve our level of service to existing clients.

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

At the end of fiscal 2018 we owned or licensed 343 patents relating to products, methods and procedures resulting from our internal or sponsored research projects. There can be no assurance that patents will be issued on pending applications or that any issued patents will not be challenged (see Item 3, Legal Proceedings), or that they will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology. We also rely on our trade secrets and continuing technological innovation. We require each of our employees to sign a confidentiality agreement that prohibits the employee from disclosing any confidential information about us, including our technology or trade secrets.

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

In some instances, we may enter into royalty agreements with collaborating research parties in consideration for the commercial use by us of the developments of their joint research. In other instances the collaborating party might obtain a patent, but we receive the license to use the patented subject matter. In such cases, we will seek to secure exclusive licenses. In other instances, we might have an obligation to pay royalties to or reach a royalty arrangement with a third party in consideration of our use of developments of such third party.

REGULATION AFFECTING OUR BUSINESSES

Clinical Laboratory Services

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

Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of on-going governmental activity. Clinical laboratories must bill Medicare directly for the services provided to Medicare beneficiaries and may only collect the amounts permitted under the Medicare Clinical Laboratory Fee Schedule. Under the Patient Protection and Affordable Care Act, expansion in the pool of covered lives may expand the market for clinical diagnosis testing while at the same time, various policies aimed at reducing costs or bundling care may reduce the rates paid for such services; the net impact of these factors on the market for our tests is not clear . In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning in 2018, Medicare payments for clinical laboratory services are paid based upon private payer rates as reported by clinical laboratories across the US replacing the current system which is based upon fee schedules derived from historical charges for tests from approximately 30 years ago. The final regulation to implement Medicare laboratory payment reform was released on June 17, 2016 by CMS. Since Enzo’s clinical lab receives more than 50% of its total Medicare revenue from the Part B Clinical Laboratory Fee Schedule and the Physician Fee Schedule and receives more than $12,500 in Medicare revenues per year, we are considered an “applicable laboratory”, and as such, reported private payer fee reimbursements for the period January 1, 2016 to June 30, 2016 to CMS by March 31, 2017. This data was aggregated and utilized as the basis for the 2018 fee schedules that were finalized in November 2017.

Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on our business. We cannot predict, however, whether and what type of legislation will be enacted into law. In addition, reimbursement disapprovals by the third party payers, commercial insurers and health maintenance organizations, reductions or delays in the establishment of reimbursement rates, carrier limitations on the insurance coverage of the Company’s services or the use of the Company as a service provider could have a negative effect on the Company’s future revenues. During our fiscal 2016 and 2017, reimbursement rates remained constant with 2015 levels. However, PAMA reimbursed cuts impacted fiscal 2018 results beginning in January 2018. PAMA cuts are mandated for 2019 and 2020 and are expected to impact our fiscal 2019 and 2020 results.

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

In addition, laboratories may not bill federal health care programs, or any other payer, for services furnished pursuant to a prohibited referral. Violation of the Stark law may result not only in denial of payment for the underlying testing services, but also the imposition of civil monetary penalties and, potentially, False Claims Act liability. New York State has adopted laws that are similar to the Federal Stark law, which contain similar prohibitions and penalties and apply regardless of payer.

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

Manufacturing and Research Facilities

Our integrated laboratory and scientific efforts for our three segments take place primarily at our two adjacent facilities in Farmingdale, New York. A major part of one facility is utilized by Life Science products as its global headquarters, and also for research and manufacturing with special handling capabilities and clean rooms suitable for our operations. The Life Sciences segment has centered its US logistics, reagent and kit manufacturing at its facility in Ann Arbor, Michigan, and has European logistics operations in Lausen, Switzerland. We also contract with qualified third-party contractors to manufacture our products in cases where we deem it appropriate, for example, when it is not cost-effective to produce a product ourselves or where we seek to leverage the expertise of another manufacturer in a certain area.

Employees

As of July 31, 2018, we employed 460 full-time and 43 part-time employees. Of the full-time employees, 122 were engaged in research, development, manufacturing, and marketing of research products, 294 in performing testing, marketing and billing our clinical laboratories services and 44 in finance, information technology, administrative and executive functions. Our scientific staff, including 39 individuals with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that we have established good relationships with our employees.

Information Systems

Information systems are used extensively in virtually all aspects of our businesses. In our clinical laboratory services business, our information systems are critical with respect to laboratory testing, billing, accounts receivable, customer service, logistics, and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology systems. Computer systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters.

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

The CAP accreditation program involves both on-site inspections of our laboratory and participation in the CAP’s proficiency testing program for all categories in which our laboratory is accredited by the CAP. The CAP is an independent nongovernmental organization of board certified pathologists, which offers an accreditation program to which laboratories can voluntarily subscribe. A laboratory’s receipt of accreditation by the CAP satisfies the Medicare requirement for participation in proficiency testing programs administered by an external source. Our clinical laboratory facilities are CAP accredited.

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

The Life Sciences product segment continues a marketing program designed to more directly service its end users, while simultaneously promoting the Enzo Life Science brand, with reference to our acquired brands. We will continue to reach out to our customers using our direct field sales force, in-house business team, the on-going enhancement of our interactive websites, continued attendance at top industry trade meetings, and publications to customers and in leading scientific journals. In addition to our direct sales, we operate worldwide through wholly-owned subsidiaries (in USA, Switzerland, Belgium, Germany, and the UK), a branch office in France and a network of third-party distributors in most other significant markets. If we are unable to successfully continue these programs, we may be unable to grow and our business could suffer.

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

The clinical laboratory services business is highly fragmented and intensely competitive, and we compete with numerous national and local companies. Some of these entities are larger than we are and have greater resources than we do. We compete primarily on the basis of the quality of our testing, reporting and information services, our reputation in the medical community, the pricing of our services and our ability to employ qualified professionals.

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

We manufacture and distribute our own brand products and the products of third party manufacturers and suppliers. Distributors also sell our branded products. To the extent we are unable to maintain or replace a distributor in a reasonable time period, or on commercially reasonable terms, if at all, our operations could be disrupted.

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

Although for fiscal year 2016, we reported net income of $45.3 million, we incurred net losses of $10.3 million and $2.5 million for the fiscal years ended July 31, 2018 and 2017 respectively. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses and use cash in operations which could have an adverse effect on our business and adversely affect your investment in our Company.

We may need additional capital to fund growth, which may not be available on acceptable terms or at all, and could result in our business plan being limited and our business being harmed.

Our ability to increase revenue and improve profitability and liquidity will depend in part on our ability to grow our products business with higher margin products and increase our market share and continue to grow the Laboratory Services business with new tests with higher reimbursements and increase our service volume which may require significant additional capital that may not be available to us. We may need additional financing due to future developments, changes in our business plan or failure of our current business plan to succeed, which could result from increased marketing, distribution or research and development costs. Our actual funding requirements could vary materially from our current estimates. If additional financing is needed, we may not be able to raise sufficient funds on favourable terms or at all. If we issue common stock or securities convertible into common stock in the future, such issuance will result in the then-existing stockholders sustaining dilution to their relative proportion of our outstanding equity. If we fail to obtain any necessary financing on a timely basis, then our ability to execute our current business plan may be limited, and our business, liquidity and financial condition could be harmed.

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

As of July 31, 2018 and 2017, goodwill and intangible assets represented approximately 9% and 10%, respectively, of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. The Company has no intangible assets with indefinite lives.

Risks relating to our Clinical Laboratory Services segment

Our clinical laboratory services business is subject to extensive government regulation and our loss of any required certifications or licenses could require us to cease operating this part of our business, which would reduce our revenue and injure our reputation.

The clinical laboratory industry is subject to significant governmental regulation at the Federal, state and local levels. Under the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 (collectively, as amended, “CLIA”) virtually all clinical laboratories, including ours, must be certified by the Federal government. Many clinical laboratories also must meet other governmental standards, undergo proficiency testing and are subject to inspection. Certifications or licenses are also required by various state and local laws. The failure of our clinical laboratory to obtain or maintain such certifications or licenses under these laws could interrupt our ability to operate our clinical laboratory business and injure our reputation. The Protecting Access to Medicare Act (“PAMA”) of 2014 includes a substantial new payment system for clinical laboratory tests under the Clinical Laboratory Fee Schedule, or CLFS and has impacted the clinical laboratory testing industry. Key parts of this legislation include provisions that provide for the establishment of an advisory panel and a market-based process to rebase the clinical laboratory fee schedule, developing a new fee schedule and limiting reductions in that fee schedule. If this process does not recognize the value that clinical laboratory testing brings to the healthcare system, our business can be materially adversely impacted.

Reimbursements from third-party payers including managed care organizations and Medicare, upon which our clinical laboratory business is dependent, are subject to inconsistent rates and coverage and legislative reform that are beyond our control. This inconsistency and any reform that decreases coverage and rates could reduce our earnings and harm our business.

Our clinical laboratory services business is primarily dependent upon reimbursement from third-party payers, such as Medicaid, Medicare (which principally serves patients 65 and older) and commercial insurers. We are subject to variances in reimbursement rates among different third-party payers, as well as constant renegotiation of those reimbursement rates. Government and non-government payers have in the past sought, and continue to seek, to reduce and limit utilization and reimbursement of healthcare services, including the areas of clinical and genetic testing. We also are subject to audit by Medicare and the commercial insurers, which can result in the return of payments made to us under these programs. These variances in reimbursement rates and audit results could reduce our margins and thus our earnings.

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

Government oversight of and attention to the healthcare industry in the United States is significant and increasing. Under the Patient Protections and affordable Care Act, expansion in the pool of covered lives may expand the market for clinical diagnostic testing while at the same time, various policies aimed at reducing costs or bundling care may reduce the rates paid for such services’ the net impact of these factors on the market for our tests is not clear. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, which include substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning on January 1, 2018, Medicare payments for clinical laboratory services are paid based upon private payer rates reported by clinical laboratories across the US replacing the current system, which is based upon fee schedules derived from historical charges for test from approximately 30 years ago. While we believe that the new rates will have minimal impact on our business, it is unclear whether and to what extent the new rates will affect overall pricing and reimbursement for clinical laboratory testing services.

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

Because of competitive pressures, impacts of the economy on patient visits to our customer physician locations and the complexity and expense of the billing process in our clinical laboratory services business, we must obtain new customers while maintaining existing customers to grow our business.

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
32

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

The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the U.S. A number of tests we develop internally are offered as lab developed tests (LDTs). The FDA has claimed regulatory authority over all LDTs, but has stated that it exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories. The FDA has published a “Discussion Document” that provides the FDA’s views on legislation to govern LDTs. New legislation could significantly impact the clinical laboratory testing business, including by increasing or modifying the regulation of LDTs, hindering our ability to develop and market new services, causing an increase in the cost of our services, delaying our ability to introduce new tests or hindering our ability to perform testing.

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
33

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

We depend on information systems throughout our Company to control our manufacturing, inventory, distribution and website and the clinical laboratory services processes for: processing specimens, managing inventory, processing test results and submitting claims, collecting from insurers and patients, responding to inquiries, contributing to our overall internal control processes, maintaining records of our property, plant and equipment, and recording and paying amounts due vendors and other creditors. If we were to experience a prolonged disruption in our information systems that involve interactions with customers and suppliers, it could result in the loss of sales and customers and/or increased costs, which could adversely affect our business.

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

34

could curtail or cease using its applications, and the Company could lose trade secrets, the occurrence of which could harm its business.

If we fail to attract and retain key personnel, including our senior management, our business could be adversely affected.

Most of our products and services are highly technical in nature. In general, only highly qualified and trained scientists and technician personnel have the necessary skills to develop proprietary technological products and market our products, support our research and development programs and provide our clinical laboratory services.

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

We operate internationally primarily through wholly-owned subsidiaries located in North America and Europe. Revenues outside the United States were approximately 9% of total revenues in fiscal 2018. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including

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
35

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
36

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

Our failure to establish and maintain effective internal controls over financial reporting and information technology access could result in material misstatements in our consolidated financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which in turn could cause the trading price of our common stock to decline.

Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, we are required to document and test our internal control over financial reporting; management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.

Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be prevented or detected timely. Even effective internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

During the financial close for fiscal year 2018 we identified material weaknesses in our internal controls over financial reporting related to (1) insufficient controls to fully and timely take into account changes in the business environment and experience with ultimate collection from third-party payers in the determination of sales allowance amounts, and (2) information technology access controls. A more complete description of this material weakness is included in Item 9A, “Controls and Procedures” in this Form 10-K.

The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following are the principal facilities of the Company:

			Leased /	Square
Location	Primary use	Segments	owned	footage

Farmingdale, NY (Note 1)	Clinical laboratory and research	Clinical Laboratory Services	Leased	43,000

Farmingdale, NY	Manufacturing, research, sales and administrative office	Life Sciences, Therapeutics	Owned	22,000

New York, NY (Note 2)	Corporate headquarters	Other	Leased	11,300

Lausen, Switzerland (Note 3)	Operational headquarters in Europe, including sales and distribution	Life Sciences Products	Leased	9,626

Ann Arbor, Michigan (Note 4)	Manufacturing, research, and distribution	Life Sciences Products	Leased	26,820

Note 1 - On October 9, 2015, this lease was amended and extended through March 31, 2027.

Note 2 - In June 2017, the lease, which includes 4,100 square feet under a sublease rental agreement through December 31, 2018, was extended through June 2028.

Note 3 - In October 2017, the lease was amended and extended through August 2018 and was automatically extended for one year.

Note 4 - In March 2009, the lease was amended and extended through May 2021.

We believe the current facilities are suitable and adequate for the Company’s current operating needs for its clinical laboratories services, life science products and therapeutics segments and that the production capacity in various locations is sufficient to manage services and product requirements.

In August 2018, we entered into an agreement to purchase a commercial facility with nearly 36,000 square feet in Farmingdale, NY at a price of approximately $6.0 million. The purchase of this facility extends Enzo’s New York campus to nearly 101,000 square feet, complementing our existing sites in Michigan and Switzerland.

Item 3. Legal Proceedings

As of July 31, 2018, there are seven cases that are either pending or on appeal, which were originally brought by the Company in the United States District Court for the District of Delaware (“the Court”), alleging patent infringement against various companies. On June 28, 2017, the Court issued an opinion in the Gen-Probe case, granting Gen-Probe’s motion for summary judgment that the asserted claims of the ’180 patent are invalid for nonenablement. The Court entered final judgment of invalidity of the asserted claims of the ‘180 patent on July 19, 2017 in the Gen-Probe and Hologic cases. The Court entered partial final judgment of invalidity of the asserted claims of the ‘180 patent and stayed the remainder of the cases in the Becton Dickinson and Roche cases on July 31, 2017 and August 2, 2017, respectively. The Company filed notices of appeal in each of the Gen-Probe, Hologic, Becton Dickinson, and Roche cases, which were docketed by the United States Court of Appeals for the Federal Circuit (“Federal Circuit”). In the Abbott case, the parties agreed that the Court’s summary judgment ruling in the Gen-Probe case invalidated all of the ’180 patent claims asserted against the Abbott Defendants. On August 15, 2017, the Court granted Abbott’s motion for summary judgment that the asserted claims of the ’405 patent are invalid for nonenablement. On September 1, 2017, the Court entered final judgment of invalidity of the asserted claims of the ‘180 and ‘405 patents for nonenablement in the Abbott case. Enzo subsequently filed a notice of appeal in the Abbott case on September 14, 2017. The Federal Circuit docketed the appeal on September 15, 2017. The Federal Circuit consolidated the appeals from the Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche litigations (“Consolidated Appeals”). We disagree with the Court’s invalidity decisions regarding the ‘180 and ‘405 patents in the pending cases as set forth in our opening brief in the Consolidated Appeals pending in the Federal Circuit filed on November 28, 2017. In the Consolidated Appeals, we have asked the Federal Circuit to reverse the Court’s grants of final and summary judgment of invalidity of the asserted claims of the ‘180 and ‘405 patents and to remand the cases against Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche to the Court. Briefing is now complete in the Consolidated Appeals. The parties await the Federal Circuit’s scheduling of an oral argument date for the Consolidated Appeals.  In the other two cases involving Hologic, one of the cases is stayed (Hologic II), while the other case (Hologic III) that involves the ‘581 patent is proceeding under the Court’s scheduling order.  In Hologic III, the Court granted Enzo’s motion to amend its complaint to add two new defendants, Grifols Diagnostic Solutions, Inc. and Grifols, S.A, to that case. The parties have completed claim construction briefing and a claim construction hearing, but the Court has not issued a claim construction order. The Court amended the scheduling order such that fact discovery will close on October 31, 2019, dispositive motions will be heard on May 7, 2019, and trial will begin on November 18, 2019.  Regarding Hologic’s petition requesting institution of an inter partes review proceeding of U.S. Patent No. 6,221,581 (“the ‘581 patent”) filed with the United States Patent and Trademark Office (“PTO”), the Patent Trial and Appeals Board (“the Board”) denied institution of Hologic’s petition on April 18, 2018. On May 18, 2018, Hologic filed with the Board, a request for rehearing of the order denying institution of inter partes review of the ‘581 patent. Enzo filed a brief in response to Hologic’s request for rehearing.

As of July 31, 2018, the Company and Enzo Life Sciences are engaged in litigation in the United States District Court for the Southern District of New York against Roche Diagnostic GmbH and its related company Roche Molecular Systems, Inc. (“Roche”), as declaratory judgment defendants. This case was commenced in May 2004. Roche seeks a declaratory judgment of non-breach of contract and patent invalidity against the Company and Enzo Life Sciences. Roche has also asserted tort claims against the Company and Enzo Life Sciences. The Company and Enzo Life Sciences have asserted breach of contract and patent infringement causes of action against Roche. There has been extensive discovery. In 2011, Roche moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, the motion was granted in part and denied in part. In December 2012, Roche moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. In December 2013, the Court granted in part and denied in part Roche’s summary judgment motion. In October 2014, the Court ordered that damages discovery concerning the Company’s remaining contract and patent claims and Roche’s claims should be completed by the end of January 2015, and expert discovery should be completed following the Court’s claim construction ruling concerning the Company’s patent infringement claim against Roche. Roche dropped its tort claims during damages discovery. On October 2, 2017, the Court issued its claim construction ruling. On September 8, 2018, the Court issued an order (i) directing that motions for summary judgment should be filed on October 10, 2018 and a proposed pretrial order by February 22, 2019, and (ii) scheduling an April 8, 2019 trial. The Company and Enzo Life Sciences intend to vigorously press their remaining claims and contest the claims against them.

The following legal settlements are included in the statement of operations under Legal settlements, net within the Life Science segment for the 2016 period:

The Company and the U.S. Department of Justice reached a settlement agreement to resolve an investigation focused primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs, and recorded a charge of $2.0 million during fiscal year 2014. The settlement amount is being paid with interest over a five-year period. During fiscal year 2016, the Company accrued an additional $1.5 million, in the statement of operations under legal settlements, net within the Clinical Labs segment, due to the Company’s achievement of certain financial milestones. As of July 31, 2018, the total liability for this settlement is $0.4 million and is included in other current liabilities.

In June 2014, the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (together, “PerkinElmer”). PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former attorney’s charging lien for fees allegedly owed for past services rendered to the Company. In December 2015, the Company entered into a Settlement Agreement with the former attorney pursuant to which the Company and the former attorney resolved their respective claims against each other. In January 2016, the Company received a total of approximately $7.0 million from the escrow referred to above in accordance with the terms of the Settlement Agreement. In October 2015, the Company reached and finalized a settlement with Affymetrix, Inc. in the amount of $6.8 million, net in a patent infringement action brought by the Company. In January 2016, the Company reached and finalized a settlement agreement with Agilent Technologies, Inc. in the amount of $6.1 million, net in a patent infringement action brought by the Company. In May 2016, the Company reached and finalized a settlement with Life Technologies Corporation in the amount of $24.3 million, net in an infringement action brought by the Company. In July 2016, the Company reached and finalized a settlement with Illumina, Inc., in the amount of $14.5 million, net in an infringement action brought by the Company.

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

2018 Fiscal Year (August 1, 2017 to July 31, 2018):

	High	Low
1st Quarter	$11.44	$9.82
2nd Quarter	$9.99	$7.36
3rd Quarter	$7.30	$5.43
4th Quarter	$6.78	$4.26

2017 Fiscal Year (August 1, 2016 to July 31, 2017):

	High	Low
1st Quarter	$6.76	$4.92
2nd Quarter	$7.48	$5.81
3rd Quarter	$8.88	$6.40
4th Quarter	$11.79	$8.75

As of September 30, 2018, the Company had approximately 953 stockholders of record of its common stock.

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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL
RETURN AMONG ENZO BIOCHEM, INC.,
NYSE MARKET INDEX, MORNINGSTAR DIAGNOSTIC AND RESEARCH
INDEX AND MEDICAL LABORATORIES INDEX

ASSUMES $100 INVESTED ON AUGUST 1, 2013

ASSUMES DIVIDEND REINVESTED

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	7/31/2013	7/31/2014	7/31/2015	7/31/2016	7/31/2017	7/31/2018
Company/Market/Peer Group
Enzo Biochem, Inc.	100.00	220.18	137.61	308.26	479.85	195.48
NYSE Composite Index	100.00	115.09	119.67	121.99	139.00	154.57
Morningstar Diagnostic & Research	100.00	120.33	143.79	155.03	180.07	232.29
Peer Group	100.00	114.97	129.70	142.34	179.05	203.49
Peer Group + Enzo Biochem Inc.	100.00	115.18	129.69	142.72	179.77	203.39
SIC 8071 - Medical Laboratories	100.00	102.84	113.67	126.97	151.99	180.58
Medical Laboratories + Enzo Biochem Inc.	100.00	103.29	113.74	127.66	153.28	180.54
42

Item 6. Selected Financial Data

The following table, which is derived from the audited consolidated financial statements of the Company for the fiscal years 2014 through 2018 should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	For the fiscal year ended July 31, (In thousands, except per share amounts)
Operating Results	2018	2017	2016	2015	2014
Revenues	$104,713	$107,804	$102,773	$97,599	$95,947

Operating income (loss)	$(12,164)	$(3,148)	$46,848	$(1,206)	$(10,180)

Net income (loss) (1)	$(10,321)	$(2,504)	$45,286	$(2,285)	$(9,977)

Basic net income (loss) per common share:	$(0.22)	(0.05)	0.98	(0.05)	(0.23)

Diluted net income (loss) per common share:	$(0.22)	$(0.05)	$0.97	$(0.05)	$(0.23)

	July 31,
Financial Position (in thousands)	2018	2017	2016	2015	2014
Working capital	$63,014	$71,274	$70,829	$22,528	$15,771

Total assets	$101,660	$107,665	$111,821	$68,394	$64,411

Stockholders’ equity	$81,121	$88,872	$89,554	$42,606	$36,950

Notes to Selected Financial Data:

(1)	In the fiscal year 2016, the Company recorded legal settlements, net of approximately $57.3 million.
43

(2)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See in this Form 10-K for the fiscal year ended July 31, 2018 Part 1. Item 1. Business, for Forward Looking Cautionary Statements.

The Company’s Enzo Clinical Laboratory Services and Enzo Life Sciences Products reporting units, as described below, are affected by different US and global economic conditions which are included in Item 1A, Risk Factors.

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

Enzo Clinical Laboratory Services is a regional clinical laboratory serving the greater New York and New Jersey medical communities and expanding into Connecticut. The Company believes having clinical diagnostic services allows us to capitalize first hand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive and personalized diagnostics. We offer a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, or search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of 32 patient service centers throughout greater New York and New Jersey, a free-standing “STAT” or rapid response laboratory in New York City and Connecticut, and a full-service phlebotomy and an in-house logistics department. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients.

The Clinical Laboratory Services reporting unit is impacted by various risk factors, including among others, reduced reimbursements from third party payers for testing performed and from recent health care legislation. Despite the growth we have experienced in previous years, there can be no assurance future growth can be achieved. The introduction of new molecular and esoteric tests is expected to increase our revenue per test and could offset impacts from the above factors. The Company anticipates improved profitability with increased service volume. Clinical Laboratory Services experienced year over year growth in fiscal 2017 and 2016 of 9% and 12%, respectively.

Enzo Life Sciences Products manufactures, develops and markets products and tools to life sciences, drug development and clinical research customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences, Inc. is a recognized leader in labelling and detection technologies across research and diagnostic markets. Our strong portfolio of proteins, antibodies, peptides, small molecules, labelling probes, dyes and kits provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. We are globally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 40,000 products. Our strategic focus is directed to innovative high quality research reagents and kits in the primary key research areas of genomics, immunohistochemistry, immunoassays, cellular analysis, and small molecule chemistry. The segment is an established source for a comprehensive panel of products to scientific experts in the fields of cancer, cardiovascular disease, neurological disorders, diabetes and obesity, endocrine disorders, infectious and autoimmune disease, hepatotoxicity and renal injury.

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. The Company has focused its efforts on developing treatment regimens for diseases and conditions in which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 154 patents and patent applications.

The following table summarizes the sources of revenues for the fiscal years ended July 31, 2018, 2017 and 2016 (in $000’s and percentages):

	2018		2017		2016
Clinical laboratory services	$74,777	71%	$77,407	72%	$70,915	69%
Product revenues	29,224	28	29,192	27	30,337	30
Royalty and license fee income	712	1	1,205	1	1,521	1
Total	$104,713	100%	$107,804	100%	$102,773	100%

Results of Operations

Fiscal year ended July 31, 2018 compared to July 31, 2017

(in 000s)

Comparative Financial Data for the Fiscal Years Ended July 31,
	2018	2017	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$74,777	$77,407	$(2,630)	(3)
Product revenues	29,224	29,192	32	-
Royalty and license fee income	712	1,205	(493)	(41)
Total revenues	104,713	107,804	(3,091)	(3)

Operating costs and expenses:
Cost of clinical laboratory services	46,008	45,400	608	1
Cost of product revenues	14,377	14,078	299	2
Research and development	3,210	2,928	282	10
Selling, general and administrative	44,465	44,092	373	1
Provision for uncollectible accounts receivable	3,690	2,775	915	33
Legal fee expense	5,127	1,679	3,448	**
Total operating costs and expenses	116,877	110,952	5,925	5

Operating loss	(12,164)	(3,148)	(9,016)	**

Other income (expense):
Interest	853	384	469	**
Other	168	125	43	34
Foreign currency (loss) gain	(275)	135	(410)	**
Loss before income taxes	$(11,418)	$(2,504)	$8,914	**

** not meaningful

Consolidated Results:

The “2018 period” and the “2017 period” refer to the fiscal year ended July 31, 2018 and 2017, respectively.

Clinical laboratory services revenues for the 2018 period were $74.8 million compared to $77.4 million in the 2017 period, a decrease of $2.6 million or 3% due to lower insurance payments and shifts in test mix to lower esoteric testing versus high genetic testing in the prior year. Total diagnostic testing volume, measured by the number of accessions reported, increased 4% year over year.

Product revenues for the 2018 and 2017 periods was $29.2 million. During the 2018 period, we experienced lower product order volume from customers of $0.5 million, primarily due to competition in the United States, which was offset by the positive impact of foreign currency translation of $0.5 million.

The cost of clinical laboratory services during the 2018 period was $46.0 million as compared to $45.4 million in the 2017 period, an increase of $0.6 million or 1%. The increase is comprised of $1.2 million for reagents, $1.4 million in compensation related expenses, offset by a decrease of $2.1 million for outside reference lab testing costs due to lower genetic testing ordering and internalizing the use of our AMPIPROBE® technology platform. Gross profit margin was 39% in the 2018 period and 41% in the 2017 period, impacted by the mix of tests and decreased payer reimbursement rates.

The cost of product revenues was $14.4 million in the 2018 period and $14.1 million in the 2017 period, an increase of $0.3 million or 2% due to the sale of lower margin items. The gross profit margin on products was 51% in the 2018 period and 52% in the 2017 period.

Research and development expenses were $3.2 million in the 2018 period versus $2.9 million in the 2017 period, an increase of $0.3 million or 10%. The expense for the Life Sciences segment was $2.3 million in both periods. The expense for the Therapeutics segment was $0.9 million in the 2018 period and $0.6 million in the 2017 period. The lower expense in the 2017 period was due to the impact of an adjustment to a previously recorded obligation for clinical trial activity no longer necessary.

Selling, general and administrative expenses were approximately $44.5 million during the 2018 period versus $44.1 million during the 2017 period, an increase of $0.4 million or 1%. The Clinical Laboratory services segment expense increased $0.2 million, primarily for customer services related salary expenses of $0.8 million, partially offset by a reduction of $0.6 million in sales salaries and commissions. The Life Sciences segment expense increased $0.4 million due to the impact of an adjustment recorded in the 2017 period which decreased a royalty related obligation that was no longer required. The Other segment expense decreased $0.2 million, primarily due to a decrease in compensation related expenses.

The provision for uncollectible accounts receivable, primarily related to the Clinical Labs segment, was approximately $3.7 million in the 2018 period and $2.8 million in the 2017 period, an increase of $0.9 million or 33%. As a percentage of Clinical laboratory services, the provision for uncollectible accounts receivable relating to the Clinical Labs segment was 4.9% in the 2018 period and 3.5% in the 2017 period.

Legal fee expense was $5.1 million during the 2018 period compared to $1.7 million in the 2017 period, an increase of $3.4 million due to the timing of legal activity and related costs associated with on-going litigation and contract dispute where the Company is the plaintiff.

Segment Results:

Clinical Laboratory Services

Revenue from laboratory services for the 2018 period were $74.8 million compared to $77.4 million in the 2017 period. The decrease of $2.6 million or 3% is attributed to the loss of a large medical practice that internalized its genetic testing ordering, storm related weather in the Northeast, and by decreased payer reimbursement rates. Cost of services during the 2018 period was $46.0 million as compared to $45.4 million in the 2017 period, an increase of $0.6 million or 1%. Gross profit margin was 39% in the 2018 period and 41% in the 2017 period and was impacted by the mix of tests and by decreased payer reimbursement rates. As a percentage of revenues, the provision for uncollectable accounts, primarily for self-pay patient accounts, was 4.9% for the 2018 period and 3.5% for the 2017 period. Income before taxes was $0.3 million for 2018 period as compared to $4.7 million in the 2017 period, a decrease of $4.4 million.

Life Sciences Products

Product revenues for the 2018 and 2017 periods were $29.2 million. During the 2018 period, we experienced lower product order volume of $0.5 million, primarily due to lower research funding and lower pricing due to competition in the United States, which was offset by the positive impact of foreign currency translation of $0.5 million. The segment’s gross profit was $15.6 million in the 2018 period and $16.3 million in the 2017 period, primarily due to the decline in royalty income. The license agreement on which royalties were earned expired in the 2018 period. The gross profit margin on products was 51% in the 2018 period and 52% in the 2017 period and was negatively impacted by the sale of lower margin products. In the 2018 period, selling general and administrative expenses increased $0.4 million compared to the 2017 period. Due to the impacts of Swiss franc depreciation versus the US dollar and Euro and British pound sterling depreciation versus the Swiss franc during the 2018 period, the foreign currency loss was $0.3 million compared to a gain of $0.1 million in the 2017 period, an unfavorable change of $0.4 million. Income before taxes was $1.4 million for the 2018 period versus $2.8 million for the 2017 period.

Therapeutics

The Therapeutics segment’s operating loss before income taxes was approximately $0.9 million in the 2018 period and $0.6 million in the 2017 period. The lower loss during the 2017 period was due to the impact of an adjustment to a previously recorded obligation for clinical trial activity no longer necessary.

Other

The Other segment’s loss before taxes for the 2018 period was approximately $12.2 million compared to $9.3 million for the 2017 period, an increase of $2.9 million. During the 2018 period, legal fee expense associated with on-going litigation and contract dispute increased $3.5 million. The 2018 period selling general and administrative expense declined $0.2 million compared to the 2017 period primarily due to a decrease in compensation related expenses. Interest income increased $0.4 million in the 2018 period due to the impact of rising interest rates earned on cash and cash equivalents and because of interest expense incurred in the 2017 period on a loan which was repaid during that period.

Results of Operations

Fiscal year ended July 31, 2017 compared to July 31, 2016
(in 000s)

Comparative Financial Data for the Fiscal Years Ended July 31,

	2017	2016	Increase (Decrease)	% Change
Revenues:
Clinical laboratory services	$77,407	$70,915	$6,492	9
Product revenues	29,192	30,337	(1,145)	(4)
Royalty and license fee income	1,205	1,521	(316)	(21)
Total revenues	107,804	102,773	5,031	5

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	45,400	42,859	2,541	6
Cost of product revenues	14,078	14,331	(253)	(2)
Research and development	2,928	3,524	(596)	(17)
Selling, general, and administrative	44,010	43,586	424	1
Provision for uncollectible accounts receivable	2,775	2,336	439	19
Legal fee expense	1,679	6,384	(4,705)	(74)
Legal settlements, net	—	(57,250)	57,250	**
Total costs, expenses and legal settlements, net	110,870	55,770	55,100	99

Operating income (loss)	(3,066)	47,003	(50,069)	**

Other income (expense):
Interest	384	(136)	520	**
Other	125	122	3	2
Foreign currency loss	135	(474)	609	**
Income (loss) before income taxes	$(2,422)	$46,515	$(48,937)	**

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

Clinical Laboratory Services

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

Life Sciences Products

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

Liquidity and Capital Resources

At July 31, 2018, the Company had cash and cash equivalents of $60.0 million of which $0.4 million was in foreign accounts, as compared to cash and cash equivalents of $64.2 million, of which $0.5 million was in foreign accounts at July 31, 2017. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $63.0 million at July 31, 2018 compared to $71.3 million at July 31, 2017. The decrease in working capital of $8.3 million was primarily due to the period loss and net changes in operating assets and liabilities.

Net cash used in operating activities in fiscal 2018 was approximately $2.7 million as compared to net cash used in operating activities of $0.2 million in fiscal 2017, an increase of approximately $2.5 million. The increase in net cash used in operating activities in the 2018 period versus the 2017 period was primarily due to an increase in net loss of $7.8 million, offset by a net change in adjustments and operating assets and liabilities of $5.3 million. Net cash used in operating activities in fiscal 2017 was approximately $0.2 million as compared to net cash provided by operating activities of $53.1 million in fiscal 2016, a decrease of approximately $53.3 million. The decrease in net cash provided by operating activities in the 2017 period versus the 2016 period was primarily due to a decrease in net income of $47.8 million, derived principally from the legal settlements reached during that period, and a net change in adjustments and operating assets and liabilities of $5.5 million.

Net cash used in investing activities in fiscal 2018 was approximately $1.9 million as compared to $1.7 million in the year ago period, an increase of $0.2 million. The increase in the 2018 period is primarily due to capital expenditures. Net cash used in investing activities in fiscal 2017 was approximately $1.7 million as compared to $1.5 million in fiscal 2016, an increase of $0.2 million due to capital expenditures.

Net cash provided in financing activities in fiscal 2018 was approximately $0.6 million as compared to cash used of $1.7 million in fiscal 2017. The decrease of $2.3 million was due to the repayment in full of the Credit Agreement in fiscal 2017, and by an increase of $0.4 million in proceeds from the exercise of stock options. Net cash used in financing activities in fiscal 2017 was approximately $1.7 million as compared to $1.9 million in fiscal 2016. The decrease of $0.2 million was due to an increase in net payments under the Credit Agreement which is now expired, offset by an increase of $0.4 million in proceeds from the exercise of stock options.

In June 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries and MidCap Financial Services, LLC (formerly Healthcare Finance Group, LLC). The Credit Agreement expired and was repaid in full on December 7, 2016.

The Company believes that its current cash and cash equivalents level, and utilization of the Controlled Equity Offering program if necessary, as disclosed in Form 10-K Note 10 to the financial statements are sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of our Form 10-K for the year ended July 31, 2018, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Effect of New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. We adopted this standard in the fiscal year ended July 31, 2018. We recognize compensation expense by amortizing the fair values of awards on a straight line basis over the vesting period, adjusted for forfeitures when they occur. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, regarding the accounting implications of the recently issued Tax Cuts and Jobs Act (the “Act”). This standard is effective immediately. The update clarifies that in a company's financial statements that include the reporting period in which the Act was enacted, the company must first reflect the income tax effects of the Act in which the accounting under GAAP is complete. These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under GAAP is incomplete but a reasonable estimate can be determined. We have recorded a provisional amount which we believe is a reasonable estimate of the effects of the Act on our financial statements as of July 31, 2018. Technical corrections or other forthcoming guidance could change how we interpret provisions of the Act, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities.

Pronouncements Issued but Not Yet Adopted

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU and its amendments supersede existing revenue recognition guidance, including industry-specific guidance. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration which it expects to be entitled to in exchange for the goods or services it transfers control of to its customers.

We will adopt this ASU in the first quarter of our fiscal year beginning August 1, 2018 using the full retrospective method. We continue to assess the impact of this ASU on our results of operations, financial position, cash flows and disclosures. Based on our assessment of this ASU, the majority of the amounts that were historically classified as the provision for uncollectible accounts receivable, primarily related to patient responsibility, will be considered an implicit price concession in determining revenues from clinical laboratory services. Accordingly, we will report uncollectible balances associated with patient responsibility as a reduction of the transaction price and therefore as a reduction in revenues from clinical laboratory services, when historically these amounts were classified as the provision for uncollectible accounts receivable within operating costs and expenses. The residual balance of the provision for uncollectible accounts receivable will also be reclassified and included in selling, general and administrative expense. As a result of the adoption of this ASU, we preliminarily estimate the following impact to our consolidated statements of operations for the years ended July 31, 2018 and 2017:

Year Ended July 31, 2018					Year Ended July 31, 2017
	As Reported	Adjustment for ASU on Revenue Recognition	Reclassification of Residual	As Adjusted	As Reported	Adjustment for ASU on Revenue Recognition	Reclassification of Residual	As Adjusted
Total Revenues	$104,713	$(3,700)	-	$101,013	$107,804	$(2,718)	-	$105,086
Provision for uncollectible accounts receivable	3,690	(3,700)	$10	-	2,775	(2,718)	$(57)	-
Selling, general and administrative expenses	44,435	-	(10)	44,425	44,092	-	57	44,149
Net loss	$(10,321)	-	-	$(10,321)	$(2,504)	-	-	$(2,504)

In addition, the adoption of this ASU will result in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. However, the adoption of this ASU is not expected to have a material impact on our financial position or cash flows.

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

In July 2018, FASB issued ASU No. 2018-11 – Leases (Topic 842) – Targeted Improvements. The amendments in this Update provide entities with an additional and optional transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). An entity that elects this additional and optional transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. We are currently assessing the impact of the adoption of the amendments in this Update on our results of operations, financial position and cash flows.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 708) Scope of Modification Accounting which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Adoption of this standard is required for our annual and interim periods beginning August 1, 2018 with the amendments in the update applied prospectively to an award modified on or after the adoption date. Based on our preliminary assessment of the standard, we expect that any excess income tax benefits or deficiencies from stock-based compensation, which would be recognized as discrete items within income tax expense rather than additional paid in capital, would be offset by an equivalent adjustment to the deferred tax valuation allowance. Accordingly, we expect that the adoption of this standard will have no impact on our reported operations for the foreseeable future. In addition, we expect to continue to account for award forfeitures in the period they occur.

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

The following is a summary of future payments under the Company’s contractual obligations as of July 31, 2018:

Payments Due by Period (In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$33,626	$6,809	$8,645	$5,877	$12,295
Current and long term debt obligations	426	424	2	—	—
Employment agreements	2,498	1,153	1,345	—	—
Capital lease obligations	543	173	370	—	—
Total	$37,093	$8,559	$10,362	$5,877	$12,295

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

Product revenues

Revenues from product sales are recognized when the products are shipped and title transfers, typically upon shipment by common carrier.

Royalties

Royalty revenues are recorded in the period earned. Royalties received in advance of being earned are recorded as deferred revenues.

Revenues - Clinical laboratory services

Revenues from the Clinical Laboratory Services segment are recognized upon completion of the testing process for a specific patient and reported to the ordering physician. These revenues and the associated accounts receivable are based on gross amounts billed or billable for services rendered, net of a contractual adjustment, which is the difference between amounts billed to payers and the expected approved reimbursable settlements from such payers.

The following table represents the Clinical Laboratory Services segment’s net revenues and percentages by revenue category (in thousands):

	Year ended July 31, 2018		Year ended July 31, 2017		Year ended July 31, 2016
Category	Revenue	%	Revenue	%	Revenue	%
Third-party payers	$41,370	56	$43,059	56	$34,454	49
Medicare	12,111	16	12,705	16	11,392	16
HMO’s	11,359	15	10,263	13	10,325	14
Patient self-pay	9,937	13	11,380	15	14,744	21
Total	$74,777	100%	$77,407	100%	$70,915	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs. See Item 3. Legal Proceedings.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 39%, 39% and 30% of the Clinical Laboratory Services segment net revenue for the years ended July 31, 2018, 2017 and 2016 respectively.

The Company currently uses one third party reference lab for certain clinical laboratory services we provide which represents 12% of the consolidated purchases for the year ended July 31, 2018. Although there are a limited number of reference labs available for those clinical laboratory services, we believe that these other reference labs could provide us with such testing results on comparable terms. A change in reference labs, however, could cause a delay in obtaining and reporting those test results and a possible loss of services revenues, which would affect operating results adversely.

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

Our clinical laboratory services business is primarily dependent upon reimbursement from third-party payers, such as Medicare (which principally serves patients 65 and older) and insurers. We are subject to variances in reimbursement rates among different third-party payers, as well as constant changes of reimbursement rates. Changes that decrease reimbursement rates or coverage would negatively impact our revenues. The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and other government healthcare programs continue to shift to managed care. These trends will continue to reduce our revenues.

During the years ended July 31, 2018, 2017 and 2016, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 85%, 84% and 84%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $5.0 million, $4.8 million, and $4.5 million, for the years ended July 31, 2018, 2017, and 2016, respectively, and a change in the net accounts receivable of approximately $0.5 and $0.6 million as of July 31, 2018 and 2017, respectively.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Laboratory Services segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2018 and 2017, approximately 74% and 75% respectively, of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities. The Life Sciences products segment’s accounts receivable, of which $1.1 million or 32% and $1.1 million or 29% represents foreign receivables as of July 31, 2018 and 2017, respectively, includes royalty receivables of $0 million and $0.4 million, respectively, from Qiagen Corporation.

Net accounts receivable (in thousands)

	July 31, 2018		July 31, 2017
Clinical Labs (by billing category)	Total Amount	%	Total Amount	%
Third party payers	$4,692	48	$7,256	64
Patient self-pay	2,010	20	1,591	14
Medicare	1,740	18	1,385	12
HMO’s	1,329	14	1,169	10
Total Clinical Labs	9,771	100%	11,401	100%
Total Life Sciences	3,376		3,779
Total accounts receivable – net	$13,147		$15,180

Changes in the Company’s allowance for doubtful accounts are as follows:

	July 31, 2018	July 31, 2017
Beginning balance	$3,576	$3,517
Provision for doubtful accounts	3,690	2,775
Write-offs, net	(4,598)	(2,716)
Ending balance	$2,668	$3,576

For the Clinical Laboratory Services segment, the allowance for doubtful accounts represents amounts that the Company does not expect to collect after the Company has exhausted its collection procedures. The Company estimates its allowance for doubtful accounts in the period the related services are billed and reduces the allowance in future accounting periods based on write-offs during those periods. It bases the estimate for the allowance on the evaluation of historical experience of accounts going to collections and the net amounts not received. Accounts going to collection include the balances, after receipt of the approved settlements from third party payers, for the insufficient diagnosis information received from the ordering physician which result in denials of payment and our estimate of the uncollected portion of receivables from self-payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. The Company fully reserves through its contractual allowances amounts that have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company adjusts the historical collection analysis for recoveries, if any, on an on-going basis. During fiscal 2018, the Company recorded a reclassification of approximately $1.7 million, which reduced the allowance for doubtful accounts and increased the allowance for contractual allowances; both accounts are netted against accounts receivable on the consolidated balance sheet.

The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the allowance estimates, which involves judgment. The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate patient information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. As of July 31, 2018, approximately 23% of Clinical Labs receivables are from two payers.

Billing for laboratory services is complicated because of many factors, especially: the differences between our standard gross fee schedule for all payers and the reimbursement rates of the various payers we deal with, disparity of coverage and information requirements among the various payers, and disputes with payers as to which party is responsible for reimbursement.

The allowance for doubtful accounts as a percentage of consolidated gross accounts receivable at July 31, 2018 and 2017 was 16.9% and 19.1% respectively.

The following table indicates the Clinical Laboratory Services segment aged gross receivables by payer group (in thousands), which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments.

As of July 31, 2018	Total Amount	%	Third Party Payers Amount	%	Medicare Amount	%	Self pay Amount	%	HMO’s Amount	%
1-30 days	$22,788	47	$14,886	48	$4,102	46	$864	15	$2,936	90
31-60 days	6,821	14	4,540	15	1,069	12	995	17	217	7
61-90 days	4,526	9	2,877	9	784	9	843	15	22	1
91-120 days	3,460	7	2,307	8	463	5	666	11	24	1
121-150 days	2,705	6	1,602	5	490	6	601	10	12	—
Greater than 150 days	8,357	17	4,481	15	1,976	22	1,862	32	38	1
Totals	$48,657	100%	$30,693	100%	$8,884	100%	$5,831	100%	$3,249	100%

As of July 31, 2017	Total Amount	%	Third Party Payers Amount	%	Medicare Amount	%	Self pay Amount	%	HMO’s Amount	%
1-30 days	$25,357	42	$16,683	40	$4,022	60	$1,082	16	$3,570	82
31-60 days	8,732	15	5,723	14	1,294	19	1,183	17	532	12
61-90 days	5,703	10	4,208	10	529	8	927	14	39	1
91-120 days	3,749	6	2,732	6	288	4	701	10	28	1
121-150 days	3,689	6	2,772	7	228	3	672	10	17	—
Greater than 150 days	12,455	21	9,652	23	379	6	2,270	33	154	4
Totals	$59,685	100%	$41,770	100%	$6,740	100%	$6,740	100%	$4,340	100%

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

Inventory

The Company values inventory at the lower of cost (first-in, first-out) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Write downs of inventories to net realizable value are based on a review of inventory quantities on hand and estimated sales forecasts based on sales history and anticipated future demand. Unanticipated changes in demand could have a significant impact on the value of our inventory and require additional write downs of inventory which would impact our results of operations.

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

The Company tests goodwill annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it identifies the reporting units and compares the fair value of each of these reporting units to their respective carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is higher than its fair value, the impairment charge is the amount by which the carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The Company reviews the recoverability of the carrying value of long-lived assets (including intangible assets with finite lives) of a reporting unit for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the reporting unit. The net book value of the long lived asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value.

During fiscal years 2018, 2017 and 2016, there was no impairment of goodwill or long-lived assets.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical decline of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2018, our assets and liabilities would decrease by $0.4 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $0.9 million and $0.2 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2018, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.4 million on an annual basis.

Interest Rate Risk

As of July 31, 2018, we have fixed interest rate financing on transportation and equipment leases.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report. See Item 15(a) (1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

1.	Disclosure Controls and Procedures

We maintain disclosure controls and procedures (Disclosure Controls) within the meaning of Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Disclosure Controls are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating and implementing possible controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2018, our Disclosure Controls were not effective due to material weaknesses in the Company’s internal controls over financial reporting as disclosed below under “Management’s Annual Report on Internal Control Over Financial Reporting.”

As a result of the material weaknesses identified, we performed additional analysis, substantive testing and other post-closing procedures intended to ensure our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements and related notes included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

2.	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3.	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect of our consolidated financial statements.

There are inherent limitations on the effectiveness of any system of internal controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Accordingly, even effective internal controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2018. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of July 31, 2018, our internal control over financial reporting was not effective, as management identified deficiencies in internal control over financial reporting that were determined to be material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and implement effective internal control over risk assessment with regard to our processes and procedures commensurate with our financial reporting requirements, which we determined to be material weaknesses. Specifically:

•	Our Internal Controls over Financial Reporting (“ICFR”) intended to estimate accounts receivable were insufficient to fully and timely take into account changes in the business environment and experience with ultimate collection from third-party payers in the determination of contractual adjustment amounts and collectability of accounts receivable.
•	Our Information Technology General Controls (“ITGC”) intended to control change management, program access and monitoring were not adequate. These deficiencies could result in occurrences of unmonitored access to certain applications and unsupervised change management at the Information Technology level, adversely impacting the functionality of key applications, the effectiveness of process-level automated controls and the propriety of underlying data that supports the effectiveness of system generated data and reports used in financial reporting.

The material weaknesses did not result in any material identified audit adjustments.

Our management does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to simple errors or mistakes. The design of any system of controls is based in part upon certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 5 includes the adverse audit report of EisnerAmper LLP on our internal control over financial reporting as of July 31, 2018.

4.	Plan to Remediate Material Weaknesses

Management is in the process of developing a plan to remediate the material weaknesses discussed above and expects to complete the remediation of the foregoing deficiencies in the near future. Additionally, management will continue to evaluate and take actions to improve our internal control over financial reporting as changes in underlying risks affecting our business evolve. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period and management has concluded, through testing, that the controls are operating effectively.

5.	Report of Independent Registered Public Accounting Firm

EisnerAmper LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018, as stated in their report, which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Enzo Biochem, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Enzo Biochem, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of July 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, Enzo Biochem, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of July 31, 2018, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: (i) The Company identified a deficiency in the operating effectiveness of a control that is considered a material weakness and (ii) several deficiencies in the operating effectiveness of other controls which in the aggregate represent a material weakness. These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of the July 31, 2018 financial statements, and this report does not affect our report dated October 15, 2018 on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of Enzo Biochem, Inc. and Subsidiaries’ as of July 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2018, and the related notes and schedule, and our report dated October 15, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ EisnerAmper LLP

EISNERAMPER LLP

New York, New York

October 15, 2018

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2018 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2018 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2018 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2018 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 28, 2018 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements
		Consolidated Balance Sheets - July 31, 2018 and 2017
		Consolidated Statements of Operations - Years ended July 31, 2018, 2017 and 2016
		Consolidated Statements of Comprehensive Income (Loss) - Years ended July 31, 2018, 2017 and 2016 Consolidated Statements of Stockholders’ Equity - Years ended July 31, 2018, 2017 and 2016
		Consolidated Statements of Cash Flows - Years ended July 31, 2018, 2017 and 2016
		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule

		Schedule II - Valuation and Qualifying Accounts

		All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

(3)	Exhibits
61

The following documents are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit
No.	Description
3(a)	Certificate of Incorporation (1)

3(b)	Certificate of Incorporation, as amended on March 17, 1980. (1)

3(c)	Certificate of Amendment of the Certificate of Incorporation as amended on June 16, 1981. (2)

3(d)	Certificate of Amendment to the Certificate of Incorporation as of July 22, 1988. (3)

3(e)	Amended and restated Bylaws. (4)

10(a)	1994 Stock Option Plan. (5)

10 (b)	1999 Stock Option Plan. (6)

10 (c)	2005 Equity Compensation Incentive Plan (7)

10 (d)	2011 Incentive Plan (8)

10 (e)	Lease agreement with Pari Management (9)

10 (f)	Settlement and Release Agreement between the Company and Sigma Aldrich (10)

10 (g)	Stock Purchase Agreement By and Among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the Stock holders, Option holders and Warrant holders (12)

10 (h)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties with respect to the Biomol International and affiliate acquisition (13)

10 (i)	Asset Purchase Agreement By and Among Enzo Life Sciences, Acquisition, Inc. and Assay Designs, Inc.(14)

10 (j)	Amendment No. 1 to Amended and Restated Employment Agreement with Elazar Rabbani (15)

10 (k)	Amendment No. 1 to Amended and Restated Employment Agreement with Barry Weiner (15)

10 (l)	Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co, as sales agent (16)

10 (m)	Revolving Loan and Security Agreement among the Enzo Biochem, Inc., Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc., Axxora, LLC and Enzo Realty, LLC as borrowers, and Enzo Therapeutics, Inc. as a guarantor, and Healthcare Finance Group, LLC as Lender (17)

10 (n)	Settlement and Release Agreement between the Company and Affymetrix (18)

10 (o)	Settlement and Release Agreement between the Company and PerkinElmer (19)

10 (p)	Settlement and Release Agreement between the Company and U.S. Department of Justice (20)

10 (q)	Settlement and Release Agreement between the Company and Luminex Corporation (21)

10 (r)	Settlement and Release Agreement between the Company and Siemens Healthcare Diagnostics Inc. (22)

10 (s)	Amendment of Lease with Pari Management (23)

10 (t)	Settlement and Release Agreement between the Company and Affymetrix (24)

10 (u)	Settlement and Release Agreement between the Company and Illumina, Inc. (25)
62

10 (v)	Purchase and Sale Agreement by and between Building Blocks Realty Co. LLC (seller) and Enzo Realty LLC (Purchaser)*

14 (a)	Code of Ethics (11)

21*	List of subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31 (a)*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 (b)*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS**	XBRL Instance Document

101. SCH**	XBRL Taxonomy Extension Schema Document

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
63

Notes to exhibits

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4)	This exhibit was filed with the Company’s Current Report on Form 8-K dated January 22, 2013 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(7)	This exhibit was filed as an exhibit to the Company’s Proxy Statement of Schedule 14A filed on January 19, 2006 and is incorporated herein by reference.

(8)	This exhibit was filed as appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, which was filed with the Securities and Exchange Commission on November 16, 2010 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and is incorporated herein by reference.

(10)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and is incorporated here by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K on May 30, 2007 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K on May 8, 2008 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 13, 2009 and is incorporated herein by reference.

(15)	This exhibit was filed with the Company’s Current Report on Form 8-K on January 10, 2017 and is incorporated herein by reference.

(16)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 28, 2013 and incorporated herein by reference.

(17)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2013 and incorporated herein by reference.
64

(18)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 24, 2014 and incorporated herein by reference.

(19)	This exhibit was filed with the Company’s Current Report on Form 8-K on June 23, 2014 and incorporated herein by reference.

(20)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2014 and is incorporated herein by reference.

(21)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 7, 2015 and incorporated herein by reference.

(22)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 22, 2015 and incorporated herein by reference.

(23)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2015 and is incorporated herein by reference.

(24)	This exhibit was filed with the Company’s Current Report on Form 8-K on October 13, 2015 and incorporated herein by reference.

(25)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: October 15, 2018	By:	/s/ Elazar Rabbani Ph.D.
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani	October 15, 2018
Elazar Rabbani, Ph.D.
Chairman of Board of Directors and Secretary
(Principal Executive Officer)

By: /s/ Barry W. Weiner	October 15, 2018
Barry W. Weiner,
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

By: /s/ Bruce A. Hanna	October 15, 2018
Bruce A. Hanna, Ph.D., Director

By: /s/ Gregory M. Bortz	October 15, 2018
Gregory M. Bortz, Director

By: /s/ Dov Perlysky	October 15, 2018
Dov Perlysky, Director
65

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Enzo Biochem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. and Subsidiaries (the “Company”) as of July 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2018, and the related notes and schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 15, 2018 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2013.

EISNERAMPER LLP
New York, New York
October 15, 2018

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 31, 2018	July 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$60,041	$64,167
Accounts receivable, net of allowance for doubtful accounts of $2,668 in 2018 and $3,576 in 2017	13,147	15,180
Inventories	7,278	7,047
Prepaid expenses	2,734	2,690

Total current assets	83,200	89,084

Property, plant, and equipment, net	7,636	7,901
Goodwill	7,452	7,452
Intangible assets, net	1,886	2,895
Other	1,486	333

Total assets	$101,660	$107,665

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable - trade	9,516	10,350
Accrued liabilities	10,054	6,720
Other current liabilities	616	740

Total current liabilities	20,186	17,810

Other liabilities	353	983

Total liabilities	$20,539	$18,793

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 47,182,254 at July 31, 2018 and 46,506,176 at July 31, 2017	472	465
Additional paid-in capital	330,770	328,294
Accumulated deficit	(252,221)	(241,900)
Accumulated other comprehensive income	2,100	2,013

Total stockholders’ equity	81,121	88,872

Total liabilities and stockholders’ equity	$101,660	$107,665

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended July 31,
	2018	2017	2016
Revenues:
Clinical laboratory services	$74,777	$77,407	$70,915
Product revenues	29,224	29,192	30,337
Royalty and license fee income	712	1,205	1,521
Total revenues	104,713	107,804	102,773

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	46,008	45,400	42,859
Cost of product revenues	14,377	14,078	14,331
Research and development	3,210	2,928	3,524
Selling, general, and administrative	44,465	44,092	43,741
Provision for uncollectible accounts receivable	3,690	2,775	2,336
Legal fee expense	5,127	1,679	6,384
Legal settlements, net	—	—	(57,250)
Total costs, expenses and legal settlements, net	116,877	110,952	55,925

Operating (loss) income	(12,164)	(3,148)	46,848

Other income (expense):
Interest	853	384	(136)
Other	168	125	122
Foreign exchange gain (loss)	(275)	135	(474)

(Loss) income before income taxes	(11,418)	(2,504)	46,360
(Provision) benefit for income taxes	1,097	—	(1,074)

Net (loss) income	$(10,321)	$(2,504)	$45,286

Net (loss) income per common share:
Basic	$(0.22)	$(0.05)	$0.98
Diluted	$(0.22)	$(0.05)	$0.97

Weighted average common shares outstanding:
Basic	46,972	46,350	46,153
Diluted	46,972	46,350	46,602

The accompanying notes are an integral part of these consolidated financial statements

F-4

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended July 31,
	2018	2017	2016
Net (loss) income	$(10,321)	$(2,504)	$45,286
Other comprehensive (loss) income:
Foreign currency translation adjustments	87	(186)	338
Comprehensive (loss) income	$(10,234)	$(2,690)	$45,624

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended July 31, 2018, 2017, and 2016
(in thousands, except share data)

	Common Stock Shares Issued	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2015	46,062,065	—	$461	$324,966	$—	$(284,682)	$1,861	$42,606
Net income for the year ended July 31, 2016	—	—	—	—	—	45,286	—	45,286
Vesting of restricted stock	11,500	—	—	—	—	—	—	—
Share-based compensation charges	—	—	—	525	—	—	—	525
Issuance of common stock for employee 401(k) plan match	160,352	—	2	707	—	—	—	709
Exercise of stock options	33,702	—	—	90	—	—	—	90
Foreign currency translation adjustments	—	—	—		—	—	338	338

Balance at July 31, 2016	46,267,619	—	$463	$326,288	$—	$(239,396)	$2,199	$89,554
Net loss for the year ended July 31, 2017	—	—	—	—		(2,504)	—	(2,504)
Vesting of restricted stock	5,140	—	—	—		—	—	—
Share-based compensation charges	—	—	—	831		—	—	831
Issuance of common stock for employee 401(k) plan match	91,541	—	1	723		—	—	724
Exercise of stock options	141,876	—	1	452		—	—	453
Foreign currency translation adjustments	—	—	—	—	—	—	(186)	(186)

Balance at July 31, 2017	46,506,176	—	$465	$328,294	$—	$(241,900)	$2,013	$88,872
Net (loss) for the year ended July 31, 2018	—	—	—	—	—	(10,321)	—	(10,321)
Vesting of restricted stock	2,874	—	—	—	—	—	—	—
Share-based compensation charges	—	—	—	813	—	—	—	813
Issuance of common stock and treasury stock for employee 401(k) plan match	37,580	(106,911)	—	204	—	—	—	204
Cashless options exercise and issuance of Treasury stock	340,898	106,911	4	576	—	—	—	580
Exercise of stock options	294,726		3	883		—	—	886
Foreign currency translation adjustments	—	—	—	—	—	—	87	87

Balance at July 31, 2018	47,182,254	—	$472	$330,770	$—	$(252,221)	$2,100	$81,121

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended July 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(10,321)	$(2,504)	$45,286

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization of property, plant and equipment	2,138	2,078	2,163
Amortization of intangible assets	992	1,520	1,677
Provision for uncollectible accounts receivable	3,690	2,775	2,336
Deferred income tax benefit	—	—	(60)
Share-based compensation charges	813	831	525
Share-based 401(k) employer match expense	829	724	709
Foreign exchange (gain) loss	475	(476)	357

Changes in operating assets and liabilities:
Accounts receivable	(1,775)	(3,244)	(4,791)
Other receivables - settlements	—	—	6,650
Inventories	(413)	92	466
Prepaid expenses	(79)	(618)	169
Accounts payable - trade	(887)	515	1,103
Accrued liabilities, other current liabilities and other liabilities	2,901	(1,898)	(3,464)
Other assets	(1,098)	—	—
Total adjustments	7,586	2,299	7,840

Net cash (used in) provided by operating activities	(2,735)	(205)	53,126

Cash flows from investing activities:
Capital expenditures	(1,888)	(1,753)	(1,530)
Decrease in security deposits and other	(56)	4	18

Net cash used in investing activities	(1,944)	(1,749)	(1,512)

Cash flows from financing activities:
Proceeds from borrowings under Credit Agreement	—	40,694	89,880
Repayments under Credit Agreement	—	(42,250)	(91,336)
Installment loan payments	(327)	(566)	(565)
Proceeds from exercise of stock options	886	453	90

Net cash provided by (used in) financing activities	559	(1,669)	(1,931)

Effect of exchange rate changes on cash and cash equivalents	(6)	13	(15)

(Decrease) increase in cash and cash equivalents	(4,126)	(3,610)	49,668
Cash and cash equivalents - beginning of year	64,167	67,777	18,109
Cash and cash equivalents - end of year	$60,041	$64,167	$67,777

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

Note 1 - Summary of significant accounting policies

Nature of business

Enzo Biochem, Inc. (the “Company”) is an integrated life science and biotechnology company engaged in research, development, manufacturing and marketing of diagnostic and research products based on genetic engineering, biotechnology and molecular biology. These products are designed for the diagnosis of and/or screening for infectious diseases, cancers, genetic defects and other medically pertinent diagnostic information and are distributed in the United States and internationally. The Company is conducting research and development activities in the development of therapeutic products based on the Company’s technology platform of genetic modulation and immune modulation. The Company also operates a clinical laboratory that offers and provides molecular and esoteric diagnostic medical testing services in the New York, New Jersey, and Connecticut medical communities. The Company operates in three segments (see Note 15).

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds. At July 31, 2018 and 2017, the Company had cash and cash equivalents in foreign bank accounts of $0.4 million and $0.5 million, respectively.

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

Concentration of credit risk with respect to the Company’s Life Sciences products segment is mitigated by the diversity of the Company’s clients and their dispersion across many different geographic regions. To reduce risk, the Company routinely assesses the financial strength of these customers and, consequently, believes that its accounts receivable credit exposure with respect to these customers is limited.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

The Company believes that the concentration of credit risk with respect to the Clinical Laboratory services accounts receivable is mitigated by the diversity of third party payers that insure individuals. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

Accrual for Self-Funded Medical

Accruals for self-funded medical insurance are determined based on a number of assumptions and factors, including historical payment trends, claims history and current estimates. These estimated liabilities are not discounted. If actual trends differ from these estimates, the financial results could be impacted.

Revenue Recognition - Product revenues

Revenues from product sales are recognized when the products are shipped and title transfers, typically upon shipment by common carrier.

Royalties

Royalty revenues are recorded in the period earned. Royalties received in advance of being earned are recorded as deferred revenues.

Clinical laboratory services

Revenues from the Clinical Laboratory services segment are recognized upon completion of the testing process for a specific patient and reported to the ordering physician. These revenues and the associated accounts receivable are based on gross amounts billed or billable for services rendered, net of a contractual adjustment, which is the difference between amounts billed to payers and the expected reimbursable settlements from such payers.

The following table summarizes the Clinical Laboratory Services segment’s net revenues and revenue percentages by revenue category:

	Years Ended July 31,
	2018		2017		2016
Revenue category	Amount	%	Amount	%	Amount	%
Third-party payers	$41,370	56	$43,059	56	$34,454	49
Medicare	12,111	16	12,705	16	11,392	16
HMO’s	11,359	15	10,263	13	10,325	14
Patient self-pay	9,937	13	11,380	15	14,744	21
Total	$74,777	100%	$77,407	100%	$70,915	100%

The Company provides services to certain patients covered by various third-party payers, including the Federal Medicare program. Laws and regulations governing Medicare are complex and subject to interpretation for which action for noncompliance includes fines, penalties and exclusion from the Medicare programs.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 39%, 39% and 30% of the Clinical Laboratory Services segment net revenue for the years ended July 31, 2018, 2017 and 2016 respectively. The Company currently uses one third party reference lab for certain clinical laboratory services we provide which represents 12% of the consolidated purchases for the year ended July 31, 2018.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

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

During the years ended July 31, 2018, 2017 and 2016, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 85%, 84% and 84%, respectively, of gross billings.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

For the Clinical Laboratory Services segment, the allowance for doubtful accounts represents amounts that the Company does not expect to collect after the Company has exhausted its collection procedures. The Company estimates its allowance for doubtful accounts in the period the related services are billed and reduces the allowance in future accounting periods based on write-offs during those periods. It bases the estimate for the allowance on the evaluation of historical experience of accounts going to collections and the net amounts not received. Accounts going to collection include the balances, after receipt of the approved settlements from third party payers, for the insufficient diagnosis information received from the ordering physician which results in denials of payment, and our estimate of the uncollected portion of receivables from self-payers, including deductibles and copayments, which are subject to credit risk and patients’ ability to pay. The Company fully reserves through its contractual allowances amounts that have not been written off because the payer’s filing date deadline has not occurred or the collection process has not been exhausted. The Company adjusts the historical collection analysis for recoveries, if any, on an on-going basis. As of July 31, 2018, approximately 23% of Clinical Labs receivables are from two payers.

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

The allowance for doubtful accounts as a percentage of total accounts receivable at July 31, 2018 and 2017 was 16.9% and 19.1% respectively.

The Clinical Laboratory Services segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At July 31, 2018 and 2017, approximately 74% and 75% respectively, of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities.

The Life Sciences products segment’s accounts receivable includes royalties receivable of $0 million and $0.4 million, as of July 31, 2018 and 2017, respectively, due from QIAGEN Gaithersburg Inc. (“Qiagen”) (see Note 12).

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

The following is a table of the Company’s net accounts receivable by segment.

	July 31, 2018		July 31, 2017
Net accounts receivable by segment	Amount	%	Amount	%
Clinical Labs (by billing category)
Third party payers	$4,692	48	$7,256	64
Patient self-pay	2,010	20	1,591	14
Medicare	1,740	18	1,385	12
HMO’s	1,329	14	1,169	10
Total Clinical Labs	9,771	100%	11,401	100%

Total Life Sciences	3,376		3,779
Total accounts receivable – net	$13,147		$15,180

Changes in the Company’s allowance for doubtful accounts are as follows:

	July 31, 2018	July 31, 2017
Beginning balance	$3,576	$3,517
Provision for doubtful accounts	3,690	2,775
Write-offs	(4,598)	(2,716)
Ending balance	$2,668	$3,576

Inventories

The Company values inventory at the lower of cost (first-in, first-out) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Write downs of inventories to net realizable value are based on a review of inventory quantities on hand and estimated sales forecasts based on sales history and anticipated future demand. Unanticipated changes in demand could have a significant impact on the value of our inventory and require additional write downs of inventory which would impact our results of operations.

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

July 31, 2018

(Dollars in thousands except share data)

Impairment testing for Goodwill and Long-Lived Assets

The Company tests goodwill annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it identifies the reporting units and compares the fair value of each of these reporting units to their respective carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is higher than its fair value, the impairment charge is the amount by which the carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company performed a quantitative assessment in 2018 and 2017 and a qualitative assessment in 2016, and concluded there were no goodwill impairments.

The Company reviews the recoverability of the carrying value of long-lived assets (including intangible assets with finite lives) of a reporting unit for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of the reporting unit. The net book value of the long lived asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. There were no long-lived asset impairments in 2018, 2017 or 2016.

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

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in selling, general and administrative expense, approximated $580, $649 and $601 for the years ended July 31, 2018, 2017 and 2016, respectively.

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

July 31, 2018

(Dollars in thousands except share data)

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2018, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

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

Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for fiscal 2018 and 2017 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive and as such is the same as basic weighted average shares outstanding for 2018 and 2017. For fiscal 2016, approximately 449,000 weighted average stock options were included in the calculation of diluted weighted average shares outstanding. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted weighted average shares outstanding for the years ended July 31, 2018, and 2017 was 624,000, and 961,000, respectively.

For the years ended July 31, 2018, 2017 and 2016, the effect of approximately 291,000, zero and 282,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net loss per share for the years ended July 31:

	2018	2017	2016
Net (loss) income	$(10,321)	$(2,504)	$45,286

Weighted-average common shares outstanding - basic	46,972	46,350	46,153
Add: effect of dilutive stock options and restricted stock	—	—	449
Weighted-average common shares outstanding - diluted	46,972	46,350	46,602

Net (loss) income per share – basic	$(0.22)	$(0.05)	$0.98
Net (loss) income per share – diluted	$(0.22)	$(0.05)	$0.97

Share-Based Compensation

The Company records compensation expense associated with stock options and restricted stock based upon the fair value of stock based awards as measured at the grant date. The Company determines the award values of stock options using the Black Scholes option pricing model.

The expense is recorded by amortizing the fair values on a straight-line basis over the vesting period, adjusted for forfeitures when they occur.

For the years ended July 31, 2018, 2017 and 2016, share-based compensation expense relating to the fair value of stock options, restricted shares and restricted stock units was approximately $813, $831, and $525, respectively (see Note 10). No excess tax benefits were recognized for the year ended July 31, 2018, 2017 and 2016.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statement of operations for the years ended July 31:

	2018	2017	2016
Cost of clinical laboratory services	$—	$6	$6
Selling, general and administrative	813	825	519
	$813	$831	$525

As of July 31, 2018, there was $1,138 of total unrecognized compensation cost related to non-vested share-based payment arrangements granted under the Company’s incentive stock plans, which will be recognized over a weighted average remaining life of approximately twenty four months.

Effect of New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement. In addition, excess tax benefits should be classified along with other income tax cash flows as an operating activity in the statement of cash flows. We adopted this standard in the fiscal year ended July 31, 2018. We recognize compensation expense by amortizing the fair values of awards on a straight basis over the vesting period, adjusted for forfeitures when they occur. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, regarding the accounting implications of the recently issued legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). This standard is effective immediately. The update clarifies that in a company’s financial statements that include the reporting period in which the Act was enacted, the company must first reflect the income tax effects of the Act in which the accounting under U.S. GAAP is complete. These amounts would not be provisional amounts. The company would also report provisional amounts for those specific income tax effects for which the accounting under U.S. GAAP is incomplete but a reasonable estimate can be determined. We have recorded a provisional amount which we believe is a reasonable estimate of the effects of the Act on our financial statements as of July 31, 2018. Technical corrections or other forthcoming guidance could change how we interpret provisions of the Act, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities.

Pronouncements Issued but Not Yet Adopted

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU and its amendments supersede existing revenue recognition guidance, including industry-specific guidance. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration which it expects to be entitled to in exchange for the goods or services it transfers control of to its customers.

We will adopt this ASU in the first quarter of our fiscal year beginning August 1, 2018 using the full retrospective method. We continue to assess the impact of this ASU on our results of operations, financial position, cash flows and disclosures. Based on our assessment of this ASU, the majority of the amounts that were historically classified as the provision for uncollectible accounts receivable, primarily related to patient responsibility, will be considered an implicit price concession in determining revenues from clinical laboratory services. Accordingly, we will report uncollectible balances associated with patient responsibility as a reduction of the transaction price and therefore as a reduction in revenues from clinical laboratory services, when historically these amounts were classified as the provision for uncollectible accounts receivable within operating costs and expenses. The residual balance of the provision for uncollectible accounts receivable will also be reclassified and included in selling, general and administrative expense. As a result of the adoption of this ASU, we preliminarily estimate the following impact to our consolidated statements of operations for the years ended July 31, 2018 and 2017:

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

Year Ended July 31, 2018					Year Ended July 31, 2017
	As Reported	Adjustment for ASU on Revenue Recognition	Reclassification of Residual	As Adjusted	As Reported	Adjustment for ASU on Revenue Recognition	Reclassification of Residual	As Adjusted
Total Revenues	$104,7133	$(3,700)	-	$101,013	$107,804	$(2,718)	-	$105,086
Provision for uncollectible accounts receivable	3,690	(3,700)	$10	-	2,775	(2,718)	$(57)	-
Selling, general and administrative expenses	44,435	-	(10)	44,425	44,092	-	57	44,149
Net loss	$(10,321)	-	-	$(10,321)	$(2,504)	-	-	$(2,504)

In addition, the adoption of this ASU will result in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. However, the adoption of this ASU is not expected to have a material impact on our financial position or cash flows.

In February 2016, FASB issued ASU No. 2016-02 – Leases (Topic 842), as amended. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for our fiscal year beginning August 1, 2019 including interim periods within that fiscal year. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. As amended in July 2018, an additional and optional transition method to adopt the new leases standard was established. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases).

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

historical information, current information and reasonable and supportable forecasts. Adoption of this standard is required for our annual and interim periods beginning August 1, 2020 and must be adopted using a modified retrospective transition approach. We are currently assessing the impact of the adoption of this standard on our results of operations, financial position and cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Adoption of this standard is required for our annual and interim periods beginning August 1, 2018 with the amendments in the update applied prospectively to an award modified on or after the adoption date. Based on our preliminary assessment of the standard, we expect that any excess income tax benefits or deficiencies from stock-based compensation, which would be recognized as discrete items within income tax expense rather than additional paid in capital, would be offset by an equivalent adjustment to the deferred tax valuation allowance. Accordingly, we expect that the adoption of this standard will have no impact on our reported operations for the foreseeable future. In addition, we expect to continue to account for award forfeitures in the period they occur.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 2 - Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Laboratory Services segment and is $7,452 as of July 31, 2018 and 2017.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2016	$27,650	$(23,228)	$4,422
Amortization expense	—	(1,520)	(1,520)
Foreign currency translation	(214)	207	(7)
July 31, 2017	$27,436	$(24,541)	$2,895
Amortization expense	—	(992)	(992)
Foreign currency translation	(89)	72	(17)
July 31, 2018	$27,347	$(25,461)	$1,886
F-16

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

Intangible assets, all finite-lived, consist of the following:

	July 31, 2018			July 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,980)	$47	$11,027	$(10,951)	$76
Customer relationships	11,836	(9,997)	1,839	11,881	(9,083)	2,798
Website and acquired content	1,008	(1,008)	—	1,011	(1,011)	—
Licensed technology and other	483	(483)	—	484	(463)	21
Trademarks	2,993	(2,993)	—	3,033	(3,033)	—
Total	$27,347	$(25,461)	$1,886	$27,436	$(24,541)	$2,895

At July 31, 2018 information with respect to the intangibles acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	2 years
Other intangibles	10 years	4 years

At July 31, 2018, the weighted average remaining useful life of intangible assets was approximately two years.

Estimated amortization expense related to these finite-lived intangible assets for the five succeeding fiscal years ending July 31 is as follows:

2019	$873
2020	508
2021	272
2022	233
2023	—

Amortization expense for the years ended July 31, 2018, 2017, and 2016 was $992, $1,520, and $1,677, respectively.

Note 3 - Supplemental disclosure for statement of cash flows

In the years ended July 31, 2018, 2017, and 2016, income taxes paid by the Company approximated $65, $1,021, and $279 respectively.

In the years ended July 31, 2018, 2017, and 2016, interest paid by the Company approximated $76, $119, and $121 respectively.

During fiscal 2018, 2017 and 2016, the Company financed $0, $69 and $95, respectively, in machinery and transportation equipment under installment loans.

During fiscal 2018 and 2017, the Company did not enter into any capital lease agreements. During fiscal 2016, the Company entered into capital lease agreements for machinery and equipment with a cost basis of $1,280.

Note 4 - Inventories

Inventories consisted of the following at July 31:

	2018	2017
Raw materials	$754	$852
Work in process	2,174	1,905
Finished products	4,350	4,290
	$7,278	$7,047
F-17

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

Note 5 - Property, plant, and equipment

At July 31, 2018 and 2017 property, plant, and equipment consist of:

	2018	2017
Building and building improvements	$4,917	$4,898
Machinery and equipment (includes asset under capital lease - see Note 9)	7,570	7,878
Office furniture and computer equipment	15,362	19,434
Leasehold improvements	5,262	5,389
	33,111	37,599
Accumulated depreciation and amortization	(26,187)	(30,410)
	6,924	7,189
Land and land improvements	712	712
	$7,636	$7,901

Note 6 - Income taxes

The benefit (provision) for income taxes for fiscal years ended July 31 is as follows:

	2018	2017	2016

Federal	$1,097	$—	$(968)
State and local	—	—	(121)
Foreign	—	—	(45)
Deferred benefit	—	—	60
Benefit (provision) for income taxes	$1,097	$—	$(1,074)

On December 22, 2017, the Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

The Act also puts in place new tax laws that will apply prospectively, which include, but are not limited to, (1) implementing a base erosion and anti-abuse tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision designed to tax currently in the U.S. global intangible low-taxed income (“GILTI”) of foreign subsidiaries, which allows for the possibility of utilizing foreign tax credits to offset the income tax liability (subject to some limitations), and (4) a lower effective U.S. tax rate on certain revenues from sources outside the U.S.

The Company calculated its best estimate of the impact of the Act in accordance with its understanding of the Act and guidance available as of the date of this filing and recorded a $1.1 million tax benefit in the 2018 period in which the legislation was enacted, related to a credit for alternative minimum taxes (AMT) paid in prior periods. A provisional amount related the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future resulted in a charge of $11.5 million which was fully offset by an equivalent adjustment to the deferred tax valuation allowance. No provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was deemed necessary.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $1.1 million benefit recorded which relates to the AMT credit is a provisional amount and a reasonable estimate as of July 31, 2018.

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31 are as follows:

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

	2018	2017
Deferred tax assets:
Federal tax carryforward losses	$13,975	$18,831
Provision for uncollectible accounts receivable	791	1,392
State and local tax carry forward losses	352	—
Accrued royalties	102	149
Stock compensation	575	782
Depreciation	581	804
Research and development and other tax credit carryforwards	1,286	2,208
Foreign tax carryforward losses	2,771	2,420
Intangibles	1,811	2,888
Inventory	1,786	2,536
Accrued expenses	1,194	1,420
Other, net	58	69
Deferred tax assets	25,282	33,499

Prepaid expenses	(772)	(863)
Other, net	(39)	(55)
Deferred tax liabilities	(811)	(918)

Net deferred tax assets before valuation allowance	24,471	32,581
Less: valuation allowance	(24,471)	(32,581)
Net deferred tax liabilities	$—	$—

The Company recorded a valuation allowance during the years ended July 31, 2018 and 2017 equal to domestic and certain foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets. For fiscal year 2018 and 2017 the change in the valuation allowance was $8.1 million and $2.3 million, respectively.

As of July 31, 2018, the Company had U.S. federal net operating loss carryforwards of approximately $65.8 million. The U.S. federal tax loss carryforwards, if not fully utilized, expire between 2030 and 2038. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. In addition, the Company has research and development tax credit carryforwards of approximately $1.3 million which expire between 2025 and 2038. As of July 31, 2018, the Company has state net operating loss carryforwards of approximately $6.5 million, which if not fully utilized, expire between 2037 and 2038. As of July 31, 2018, the Company had foreign loss carryforwards of approximately $10.8 million.

The components of income (loss) before income taxes consisted of the following for the years ended July 31:

	2018	2017	2016
United States operations	$(9,540)	$(212)	$48,692
International operations	(1,878)	(2,292)	(2,332)
Income (loss) before taxes	$(11,418)	$(2,504)	$46,360

The benefit (provision) for income taxes was at rates different from U.S. federal statutory rates for the following reasons for the years ended July 31:

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

	2018	2017	2016
Federal statutory rate	26.4%	34.0%	(34.0)%
Penalties and other expenses not deductible for income tax return purposes	(1.0)	(14.5)	(1.1)
State income taxes, net of benefit of federal tax deduction	—	—	(0.1)
Change in valuation allowance	73.9	64.0	32.9
State tax law change	—	(81.1)	—
Impact of Tax Act on valuation allowance	(100.1)	—	—
AMT refund under Tax Act	9.6	—	—
Other	0.8	(2.4)	—
	9.6%	—%	(2.3)%

Because there are no undistributed earnings at the Company’s foreign subsidiaries at July 31, 2018, no U.S. federal income taxes have been provided. As of July 31, 2018, the Company has no liabilities for uncertain tax positions. It is the Company’s policy to record interest and penalties as a component of tax expense. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions.

Note 7 - Loan Payable

In June 2013, the Company entered into a secured Revolving Loan and Security Agreement (the “Credit Agreement”) among the Company and certain of its subsidiaries, with Enzo Therapeutics as a guarantor, and MidCap Financial LLC. (formerly Healthcare Finance Group, LLC). The Credit Agreement, which expired in December 2016, provided for borrowings against eligible US receivables, as defined, of the Clinical Laboratory Services and Life Science Products segments up to $8.0 million at defined eligibility percentages and provided for additional borrowings of $4.0 million for increased eligible assets. Debt issuance costs of $281 were amortized over the life of the Credit Agreement. The balance of unamortized debt issuance cost was zero and $28 at July 31, 2017 and 2016, respectively, and was included in prepaid expenses. The nominal interest rate for the four month period the loan was outstanding during fiscal year 2017 and year ended July 31, 2016 was 5.25%. The effective interest rate for the credit agreement was 14.3% for the four month period the loan was outstanding in fiscal 2017 and 11.4% for the fiscal year ended July 31, 2016. The Credit Agreement expired and was repaid in full on December 7, 2016.

Note 8 - Accrued Liabilities

At July 31 accrued liabilities consist of:

	2018	2017
Payroll, benefits, severance and commissions	$4,870	$4,092
Legal	2,121	442
Professional fees	811	599
Research and development	—	143
Other	2,252	1,444
	$10,054	$6,720

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of July 31, 2018 and 2017, the Company has established a reserve of $0.3 million, respectively, which is included in accrued liabilities, for claims that have been reported but not paid and incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

Note 9 - Other liabilities

At July 31 Other liabilities consist of:

	2018	2017
Settlement	$—	$410
Capital lease obligation	351	551
Installment loans	2	22
	$353	$983
F-20

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

The capital lease obligation and installment loans are for machinery and equipment used in the Clinical Laboratory Services segment. Amortization of the assets recorded under the capital lease is included in depreciation expense. At July 31, 2018, the accumulated amortization on the capital lease was $782 and the imputed interest rate ranges from 2.99% to 9.5%.

Future minimum lease and loan payments are as follows:	Capital lease	Installment loans
2019	$173	$24
2020	244	2
2021	126	—
2022	—	—
Total payments	543	26
Less: interest	(19)	(1)
Total net of interest	524	25
Less: current portion	(173)	(23)
Other liabilities - net	$351	$2

The weighted average interest rate on our short term borrowings during fiscal 2018 and 2017 was 7.2% and 7.5%, respectively.

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

On September 1, 2017, the Company filed with the SEC a “shelf” registration and sales agreement prospectus covering the offering, issuance and sale of our Common Stock that may be issued and sold under the existing Sales Agreement in an aggregate amount of up to $19.2 million. A total of $150 million of securities may be sold under this shelf registration, which was declared effective September 15, 2017.

For the years ended July 31, 2018 and 2017, the Company did not sell any shares of common stock under the Sales Agreement.

Treasury stock

During fiscal year 2018, certain officers of the Company exercised 340,898 stock options in non-cash transactions. The officers surrendered 106,911 previously acquired shares of the Company’s common stock to exercise the stock options. The Company recorded approximately $1,014, the market value of the surrendered shares, as treasury stock. All of the treasury shares were subsequently reissued in the share-based 401(k) employer match made during fiscal year ended July 31, 2018.

Common stock

In fiscal 2018, the Company issued 106,911 shares of treasury stock and 37,580 shares of common stock for its employees’ 401(k) matching contributions obligation. The Company recorded an expense of $782 for the match, representing the fair value of the shares at the date of issuance.

In fiscal 2017, the Company issued 91,541 shares of common stock for its employees’ 401(k) matching contributions obligation. The Company recorded an expense of $724 for the match representing the fair value of the shares at the date of issuance.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

In fiscal 2016, the Company issued 160,352 shares of common stock for its employees’ 401(k) matching contributions obligation. The Company recorded an expense of $709 for the match representing the fair value of the shares at the date of issuance.

Incentive stock plans

On January 14, 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) which provides for the issuance of equity awards, including among others, options, restricted stock and restricted stock units for up to 3,000,000 Common Shares. The exercise price of options granted under the 2011 Plan, and consistent with other Plans, is equal to or greater than fair market value of the Common Stock on the date of grant. Unless terminated earlier by the Board of Directors, the 2011 Plan will terminate at the earliest of; (a) such time as no shares of Common Stock remain available for issuance under the 2011 Plan or (b) tenth anniversary of the effective date of the 2011 Plan. On January 5, 2018, the Company’s stockholders approved the amendment and restatement of the 2011 Plan to increase the number of shares available for issuance by 2,000,000 bringing the total number of shares available for award under the 2011 Plan to 5,000,000. Awards outstanding upon expiration of the 2011 Plan shall remain in effect until they have been exercised, terminated, or have expired. As of July 31, 2018, there were approximately 1,930,200 shares available for grant under the 2011 Plan.

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

Options granted pursuant to the plans may be either incentive stock options or non-statutory options The 2011 Plan provides for the issuance of stock options, restricted stock and restricted stock unit awards which generally vest over a two to four year period. A summary of the activity pursuant to the Company’s stock option plans for the years ended July 31, 2017, 2016, and 2015 is as follows:

	2018		2017		2016
	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price
Outstanding at beginning of year	2,132,995	$4.26	1,813,875	$3.43	1,358,104	$3.04
New Grants	415,580	$5.57	493,996	$7.07	495,473	$4.48
Exercised	(635,625)	$2.98	(141,876)	$3.19	(33,702)	$2.81
Expired	(30,834)	$5.97	(33,000)	$5.29	(6,000)	$3.61
Outstanding at end of year	1,882,116	$4.99	2,132,995	$4.26	1,813,875	$3.43
Exercisable at end of year	1,149,489	$4.28	1,388,475	$3.27	1,094,794	$2.95
Weighted average fair value of options granted during year		$1.91		$2.45		$1.56

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options that vested. Total intrinsic value of options that vested and were exercisable during the fiscal years ended July 31, 2018, 2017, and 2016 was $743, $10,530 and $4,399, respectively. The intrinsic value of options outstanding at July 31, 2018, 2017, and 2016 was $1,723, $14,510 and $6,451, respectively. The intrinsic value of the options exercised in fiscal 2018, 2017 and 2016 was $6,014, $1,388 and $64, respectively.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

Listed below are the assumptions used to fair value options granted during fiscal years 2018, 2017 and 2016:

Grant Date	Options Granted	Exercise Price	Term (years)	Vesting Period (years)	FMV of options Granted/Per Share	Expected Life (years)	Expected Volatility %	Interest Rate %	Vested Shares at 7/31/2018
7/31/18	170,000	$ 4.42	5	2	$ 1.53	3.25	44.88	2.78	—
7/31/18	115,000	$ 4.42	5	3	$ 1.61	3.50	45.92	2.79	—
7/5/18	10,000	$ 5.52	5	3	$ 2.02	3.50	46.14	2.67	—
5/31/18	5,000	$ 6.50	5	3	$ 2.34	3.50	45.52	2.09	—
1/5/18	110,580	$ 8.36	5	2	$ 2.71	3.25	42.85	2.09	—
1/2/18	5,000	$ 8.25	5	3	$ 2.76	3.50	42.59	2.07	—
1/5/17	264,896	$ 7.07	5	2	$ 2.40	3.25	46.28	1.48	132,448
1/5/17	229,100	$ 7.07	5	3	$ 2.48	3.50	45.85	1.54	66,533
3/14/16	112,000	$ 4.35	5	2	$ 1.46	3.25	46.13	1.19	112,000
3/14/16	191,600	$ 4.35	5	3	$ 1.57	3.50	48.14	1.24	77,865
6/16/16	2,000	$ 5.61	5	2	$ 1.88	3.25	46.64	0.85	2,000
1/6/16	189,873	$ 4.66	5	2	$ 1.65	3.25	48.60	1.31	189,873

The following table summarizes information for stock options outstanding at July 31, 2018:

	Options outstanding and exercisable
Range of Exercise prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$2.53 - $4.41	790,168	0.63	$3.48
$4.42 - $7.07	976,368	1.15	$5.75
$7.08 - $8.36	115,580	0.27	$8.36
	1,882,116

Restricted Stock Awards

During fiscal 2017, the compensation committee of the Company’s board of directors approved grants of restricted stock and restricted stock unit awards (the “Awards”) to certain officers and certain employees under the 2011 Plan. The Awards vest upon the recipient’s continued employment service rateably over four years. Share-based compensation expense is based on the fair value of the award as measured on the grant date and is recorded over the vesting period on a straight-line basis. The Awards will be forfeited if the recipient ceases to be employed by the Company, as defined in the Plans’ terms. The Awards settle in shares of the Company’s common stock on a one-for-one basis.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

The following table summarizes the activity pursuant to restricted stock awards for the years ended July 31,

	2018		2017		2016
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	7,436	$4.45	8,501	$4.13	21,501	$8.84
Awarded	—	$—	4,250	$6.95	—	$—
Vested	(2,874)	$(5.20)	(5,140)	$(4.10)	(11,500)	$(2.83)
Forfeited	(1,949)	$(5.18)	(175)	$(2.14)	(1,500)	$(2.86)
Outstanding (non-vested) at end of year	2,613	$1.74	7,436	$4.45	8,501	$4.13
Weighted average market value of awards granted during year		$—		$6.95		$—

The fair value of the awards that vested during the years ended July 31, 2018, 2017 and 2016 was $24, $44 and $46, respectively.

Performance Stock Units

To better align the long-term interest of executives with growing U.S. practices, beginning in fiscal 2018, the Company granted long-term incentive awards in the form of time based stock options and performance-based restricted stock units (“Performance Stock Units” or “PSUs”). The PSUs earned will be determined over a three-year performance period. The primary performance metrics will be revenue and Adjusted EBITDA growth. Payouts based on revenue and adjusted EBITDA goals will be modified based on Total Shareholder Return (“TSR”) performance relative to Enzo’s peer group.

On July 31, 2018, the Company awarded a total of 32,000 PSUs to its executive officers, this award provides for the grant of shares of our common stock at the end of a three –year period based on the achievement of average revenue growth and adjusted EBITDA growth over that period. For fiscal 2018 the Company did not accrue any compensation expense for these PSU’s as the three-year performance period has just begun and achievement of the growth goals is currently not probable. At July 31, 2018, the fair value of this award was $141.

Note 11 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2018, 2017, and 2016, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The share-based 401(k) employer matched contribution was approximately $781, $724, and $709 in fiscal years 2018, 2017, and 2016, respectively. As of July 31, 2018, 2017 and 2016 the Company accrued a total of $493, $412 and $413 in 401(K) matching contributions within the Accrued liabilities account.

The Company’s Swiss operations provide a pension plan named the Enzo Life Sciences (ELS) AG Vertrag - Nr. 2/401144, (the “Swiss Plan”) under the Swiss government’s social security system for Swiss employees. The current required minimum saving contribution is 13% for employees over age 25 and minimum annual investment return is 1.00%. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 50% of the employee contribution. The status of the Swiss Plan, which is substantially funded as of December 31, 2017, the latest plan year end, is as follows:

As of December 31,	2017	2016	2015
Total Assets	$1,849	$2,184	$2,149

Accumulated Benefit Obligation	$2,094	$2,432	$2,397
Funded status	88%	90%	90%

Fiscal Year ended July 31,	2017	2016	2015

Contributions	$205	$224	$224
F-24

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2018

(Dollars in thousands except share data)

The Swiss Plan’s contract expires December 31, 2019 and currently the Company has no plans to change the current funding or plan design. No events have occurred that would impact the Swiss Plan status.

Note 12 - Royalty and other income

The Company had a license agreement with Qiagen that began in 2005, whereby the Company earned quarterly running royalties on the net sales of Qiagen products subject to a license until the underlying patent expired on April 24, 2018. During the years ended July 31, 2018, 2017 and 2016, the Company recorded royalty income under the agreement of approximately $712, $1,205 and $1,521 respectively, which is included in the Life Sciences products segment.

Note 13 - Commitments

Leases

The Company leases equipment, office and laboratory space under several non-cancellable operating leases that expire through June 2028. Certain leases include renewal options and rent escalation clauses. An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for clinical laboratory operations and certain research operations. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense for this lease, inclusive of real estate taxes, approximated $1,798, $1,752, and $1,704 (net of real estate tax abatement received of $61 for 2016) during fiscal years 2018, 2017 and 2016, respectively. Total rent expense incurred by the Company during fiscal 2018, 2017 and 2016 for all its facilities was approximately $4,398, $4,658 and $4,572, respectively.

Minimum future annual rentals under all non-cancellable operating leases, net of sublease rental income of $323, as of July 31, 2018, are as follows:

Years ended July 31,

2019	$6,809
2020	5,091
2021	3,553
2022	3,018
2023	2,858
Thereafter	12,295
$33,626

Employment Agreements

The Company has employment agreements with certain officers that are cancellable at any time but provide for severance pay in the event an officer is terminated by the Company without cause, as defined in the agreements. Unless cancelled earlier or with notice as defined, the agreement automatically renews for two years. Aggregate minimum compensation commitments, exclusive of any severance provisions as of July 31, 2018 is $2,498.

Note 14 - Contingencies

As of July 31, 2018, there are seven cases that are either pending or on appeal, which were originally brought by the Company in the United States District Court for the District of Delaware (“the Court”), alleging patent infringement against various companies.  On June 28, 2017, the Court issued an opinion in the Gen-Probe case, granting Gen-Probe’s motion for summary judgment that the asserted claims of the ’180 patent are invalid for nonenablement. The Court entered final judgment of invalidity of the asserted claims of the ‘180 patent on July 19, 2017 in the Gen-Probe and Hologic cases.  The Court entered partial final judgment of invalidity of the asserted claims of the ‘180 patent and stayed the remainder of the cases in the Becton Dickinson and Roche cases on July 31, 2017 and August 2, 2017, respectively.  The Company filed notices of appeal in each of the Gen-Probe, Hologic, Becton Dickinson, and Roche cases, which were docketed by the United States Court of Appeals for the Federal Circuit (“Federal Circuit”).  In the Abbott case, the parties agreed that the Court’s summary judgment ruling in the Gen-Probe case invalidated all of the ’180 patent claims

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018

(Dollars in thousands except share data)

asserted against the Abbott Defendants.  On August 15, 2017, the Court granted Abbott’s motion for summary judgment that the asserted claims of the ’405 patent are invalid for nonenablement.  On September 1, 2017, the Court entered final judgment of invalidity of the asserted claims of the ‘180 and ‘405 patents for nonenablement in the Abbott case.  Enzo subsequently filed a notice of appeal in the Abbott case on September 14, 2017.  The Federal Circuit docketed the appeal on September 15, 2017.  The Federal Circuit consolidated the appeals from the Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche litigations (“Consolidated Appeals”).  We disagree with the Court’s invalidity decisions regarding the ‘180 and ‘405 patents in the pending cases as set forth in our opening brief in the Consolidated Appeals pending in the Federal Circuit filed on November 28, 2017.  In the Consolidated Appeals, we have asked the Federal Circuit to reverse the Court’s grants of final and summary judgment of invalidity of the asserted claims of the ‘180 and ‘405 patents and to remand the cases against Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche to the Court.  Briefing is now complete in the Consolidated Appeals.  The parties await the Federal Circuit’s scheduling of an oral argument date for the Consolidated Appeals.  In the other two cases involving Hologic, one of the cases is stayed (Hologic II), while the other case (Hologic III) that involves the ‘581 patent is proceeding under the Court’s scheduling order.  In Hologic III, the Court granted Enzo’s motion to amend its complaint to add two new defendants, Grifols Diagnostic Solutions, Inc. and Grifols, S.A, to that case.  The parties have completed claim construction briefing and a claim construction hearing, but the Court has not issued a claim construction order.  The Court amended the scheduling order such that fact discovery will close on October 31, 2019, dispositive motions will be heard on May 7, 2019, and trial will begin on November 18, 2019.  Regarding Hologic’s petition requesting institution of an inter partes review proceeding of U.S. Patent No. 6,221,581 (“the ‘581 patent”) filed with the United States Patent and Trademark Office (“PTO”), the Patent Trial and Appeals Board (“the Board”) denied institution of Hologic’s petition on April 18, 2018.  On May 18, 2018, Hologic filed with the Board, a request for rehearing of the order denying institution of inter partes review of the ‘581 patent.  Enzo filed a brief in response to Hologic’s request for rehearing.

As of July 31, 2018, the Company and Enzo Life Sciences are engaged in litigation in the United States District Court for the Southern District of New York against Roche Diagnostic GmbH and its related company Roche Molecular Systems, Inc. (“Roche”), as declaratory judgment defendants. This case was commenced in May 2004. Roche seeks a declaratory judgment of non-breach of contract and patent invalidity against the Company and Enzo Life Sciences. Roche has also asserted tort claims against the Company and Enzo Life Sciences. The Company and Enzo Life Sciences have asserted breach of contract and patent infringement causes of action against Roche. There has been extensive discovery. In 2011, Roche moved for summary judgment of non-infringement regarding the Company’s patent claims. In 2012, the motion was granted in part and denied in part. In December 2012, Roche moved for summary judgment on the Company’s non-patent claims. Additional discovery was taken and the Company responded to the motions in May 2013. In December 2013, the Court granted in part and denied in part Roche’s summary judgment motion. In October 2014, the Court ordered that damages discovery concerning the Company’s remaining contract and patent claims and Roche’s claims should be completed by the end of January 2015, and expert discovery should be completed following the Court’s claim construction ruling concerning the Company’s patent infringement claim against Roche. Roche dropped its tort claims during damages discovery. On October 2, 2017, the Court issued its claim construction ruling. On September 8, 2018, the Court issued an order (i) directing that motions for summary judgment should be filed on October 10, 2018 and a proposed pretrial order by February 22, 2019, and (ii) scheduling an April 8, 2019 trial. The Company and Enzo Life Sciences intend to vigorously press their remaining claims and contest the claims against them.

The following legal settlements are included in the statement of operations under Legal settlements, net within the Life Science segment for the 2016 period:

The Company and the U.S. Department of Justice reached a settlement agreement to resolve an investigation focused primarily on an alleged failure to collect diagnosis codes from physicians who ordered tests through Enzo Clinical Labs, and recorded a charge of $2.0 million during fiscal year 2014. The settlement amount is being paid with interest over a five-year period. During fiscal year 2016, the Company accrued an additional $1.5 million, in the statement of operations under legal settlements, net within the Clinical Labs segment, due to the Company’s achievement of certain financial milestones. As of July 31, 2018, the total liability for this settlement is $0.4 million and is included in other current liabilities.

In June 2014, the Company, as plaintiff finalized and executed a settlement agreement with PerkinElmer, Inc., and PerkinElmer Health Sciences, Inc. (together, “PerkinElmer”). PerkinElmer paid $7.0 million in escrow pursuant to the agreement because of a former attorney’s charging lien for fees allegedly owed for past services rendered to the Company. In December 2015, the Company entered into a Settlement Agreement with the former attorney pursuant to which the Company and the former attorney resolved their respective claims against each other. In January 2016, the Company received a total of approximately $7.0 million from the escrow referred to above in accordance with the terms of the Settlement Agreement. In October 2015, the Company reached and finalized a settlement with Affymetrix, Inc. in the amount of $6.8 million, net in a patent infringement action brought by the Company.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018

(Dollars in thousands except share data)

In January 2016, the Company reached and finalized a settlement agreement with Agilent Technologies, Inc. in the amount of $6.1 million, net in a patent infringement action brought by the Company. In May 2016, the Company reached and finalized a settlement with Life Technologies Corporation in the amount of $24.3 million, net in an infringement action brought by the Company. In July 2016, the Company reached and finalized a settlement with Illumina, Inc., in the amount of $14.5 million, net in an infringement action brought by the Company.

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

The Company has three reportable segments: Life Sciences Products, Clinical Laboratory Services and Therapeutics. The Company’s Life Sciences Products segment develops, manufactures, and markets products to research and pharmaceutical customers. The Clinical Laboratory Services segment provides diagnostic services to the health care community. The Company’s Therapeutics segment conducts research and development activities for therapeutic drug candidates. The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as “Other” consist of corporate general and administrative costs which are not allocable to the three reportable segments.

Legal fee expense incurred to defend the Company’s intellectual property, which may result in settlements recognized in another segment and other general corporate matters are considered a component of the Other segment. Legal fee expense specific to other segments’ activities have been allocated to those segments.

Legal settlements, net, represent activities for which royalties would have been received in the Company’s Life Sciences Products segment and expenses related to an investigation within the Clinical Laboratory Services segment. Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2018

	Clinical Laboratory Services	Life Sciences Products	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$74,777	—	—	—	$74,777
Product revenues	—	$29,224	—	—	29,224
Royalty and license fee income	—	712	—	—	712
Total revenues	74,777	29,936	—	—	104,713

Operating costs and expenses:
Cost of clinical laboratory services	46,008	—	—	—	46,008
Cost of product revenues	—	14,377	—	—	14,377
Research and development	—	2,305	$905	—	3,210
Selling, general and administrative	24,656	11,627	—	$8,182	44,465
Provision for uncollectible accounts receivable	3,700	(10)	—	—	3,690
Legal fee expense	67	58	—	5,002	5,127
Total operating costs and expenses	74,431	28,357	905	13,184	116,877

Operating income (loss)	346	1,579	(905)	(13,184)	(12,164)

Other income (expense)
Interest	(91)	50	—	894	853
Other	29	11	—	128	168
Foreign exchange gain	—	(275)	—	—	(275)
Income (loss) before taxes	$284	$1,365	$(905)	$(12,162)	$(11,418)

Depreciation and amortization included above	$1,667	$1,387	$—	$76	$3,130

Share-based compensation included in above:
Selling, general and administrative	125	79	—	$609	813
Total	$125	$79	$—	$609	$813

Capital expenditures	$1,685	$203	$—	$—	$1,888
F-28

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2017

	Clinical Laboratory Services	Life Sciences Products	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$77,407	—	—	—	$77,407
Product revenues	—	$29,192	—	—	29,192
Royalty and license fee income	—	1,205	—	—	1,205
Total revenues	77,407	30,397	—	—	107,804

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	45,400	—	—	—	45,400
Cost of product revenues	—	14,078	—	—	14,078
Research and development	—	2,311	$617	—	2,928
Selling, general and administrative	24,465	11,232	—	$8,395	44,092
Provision for uncollectible accounts receivable	2,718	57	—	—	2,775
Legal fee expense	146	79	—	1,454	1,679
Total operating costs, expenses and legal settlements, net	72,729	27,757	617	9,767	110,952

Operating income (loss)	4,678	2,640	(617)	(9,767)	(3,148)

Other income (expense)
Interest	(112)	46	—	450	384
Other	137	(60)	—	48	125
Foreign exchange gain	—	135	—	—	135
Income (loss) before taxes	$4,703	$2,761	$(617)	$(9,269)	$(2,504)

Depreciation and amortization included above	$1,586	$1,913	$—	$99	$3,598

Share-based compensation included in above:
Cost of clinical laboratory services	$6	$—	$—	$—	$6
Selling, general and administrative	111	74	—	$640	825
Total	$117	$74	$—	$640	$831

Capital expenditures	$1,363	$390	$—	$—	$1,753
F-29

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2016

	Clinical Laboratory Services	Life Sciences Products	Therapeutics	Other	Consolidated
Revenues:
Clinical laboratory services	$70,915	—	—	—	$70,915
Product revenues	—	$30,337	—	—	30,337
Royalty and license fee income	—	1,521	—	—	1,521
Total revenues	70,915	31,858	—	—	102,773

Operating costs, expenses and legal settlements, net:
Cost of clinical laboratory services	42,859	—	—	—	42,859
Cost of product revenues	—	14,331	—	—	14,331
Research and development	—	2,720	$804	—	3,524
Selling, general and administrative	22,882	11,761	—	$9,098	43,741
Provision for uncollectible accounts receivable	2,375	(39)	—	—	2,336
Legal fee expense	134	11	—	6,239	6,384
Legal settlements, net	1,500	(58,750)	—	—	(57,250)
Total operating costs, expenses and legal settlements, net	69,750	(29,966)	804	15,337	55,925

Operating (loss) income	1,165	61,824	(804)	(15,337)	46,848

Other income (expense)
Interest	(105)	47	—	(78)	(136)
Other	10	38	—	74	122
Foreign exchange gain	—	(474)	—	—	(474)

(Loss) income before income taxes	$1,070	$61,435	$(804)	$(15,341)	$46,360

Depreciation and amortization included above	$1,676	$2,091	$—	$73	$3,840

Share-based compensation included in above:
Cost of clinical laboratory services	$6	$—	$—	$—	$6
Selling, general and administrative	51	30	—	$438	519
Total	$57	$30	$—	$438	$525

Capital expenditures	$1,216	$314	$—	$—	$1,530
F-30

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018

(Dollars in thousands except share data)

Geographic financial information is as follows:

Net sales to unaffiliated customers:	2018	2017	2016
United States	$95,388	$99,469	$94,016
Switzerland	2,584	2,371	2,709
United Kingdom	1,851	1,673	1,730
Other international countries	4,890	4,291	4,318
Total	$104,713	$107,804	$102,773

Long-lived assets at July 31,	2018	2017
United States	$16,210	$17,241
Switzerland	502	649
United Kingdom	127	185
Other international countries	135	173
Total	$16,974	$18,248

The Company’s reportable segments are determined based on the services they perform, the products they sell, and the royalties and license fee income they earn, not on the geographic area in which they operate. The Company’s Clinical Laboratory Services segment operates 100% in the United States with all revenue derived there. The Life Sciences Products segment earns product revenue both in the United States and foreign countries and royalty and license fee income in the United States. The following is a summary of the Life Sciences Products segment revenues attributable to customers located in the United States and foreign countries:

	2018	2017	2016
United States	$19,898	$22,062	$23,102
Foreign countries	9,326	8,335	8,756
	$29,224	$30,397	$31,858

Note 16 - Summary of Selected Quarterly Financial Data (unaudited)

The following table contains statement of operations information for each quarter of the years ended July 31, 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

Unaudited quarterly financial data for fiscal 2018 and 2017 is summarized as follows:

	Quarter Ended
Fiscal 2018	October 31, 2017	January 31, 2018	April 30, 2018	July 31, 2018
Total revenues	$27,676	$26,952	$25,630	$24,455
Gross profit	12,245	11,345	11,073	9,665
Income (loss) before income taxes	(640)	(1,998)	(3,016)	(5,764)
Net loss	(640)	(901)	(3,016)	(5,764)
Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.06)	$(0.12)

	Quarter Ended
Fiscal 2017	October 31, 2016	January 31, 2017	April 30, 2017	July 31, 2017
Total revenues	$26,284	$26,260	$27,089	$28,171
Gross profit	12,079	11,688	12,173	12,386
Income (loss) before income taxes	(1,454)	(1,000)	(39)	71
Net income (loss)	(1,474)	(1,053)	(71)	94
Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.00)	$0.00
F-31

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2018

(Dollars in thousands except share data)

Note 17 – Subsequent Event

On August 27, 2018, the Company announced that as part of implementing its growth strategy, it has entered into an agreement to purchase a commercial facility with nearly 36,000 square feet in Farmingdale, NY at a price of approximately $6.0 million. The purchased of this facility extends Enzo’s New York campus to nearly 101,000 square feet, complementing the Company’s existing sites in Michigan, Switzerland, France and Belgium.

F-32

ENZO BIOCHEM, INC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Years ended July 31, 2018, 2017 and 2016
(in thousands)

Year ended July 31,	Description	Balance at Beginning of period	Charged (credited) to costs and expenses	Charged to other accounts	Deductions		Balance at end of period

2018	Allowance for doubtful accounts receivable	3,576	3,690		4,598	(1)	2,668

2017	Allowance for doubtful accounts receivable	3,517	2,775		2,716	(1)	3,576

2016	Allowance for doubtful accounts receivable	1,786	2,336		605	(1)	3,517

2018	Deferred tax valuation allowance	32,581	(8,110)				24,471

2017	Deferred tax valuation allowance	34,912	(2,331)				32,581

2016	Deferred tax valuation allowance	49,658	(14,746)				34,912

(1)	Write-off of uncollectible accounts receivable.
S-1