Form 10-Q
period 2019-01-31
ENZO BIOCHEM INC
filed 2019-03-11
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

or

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

Yes ☐ No ☒

As of March 1, 2019, the Registrant had 47,241,335 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
January 31, 2019

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2019 (unaudited)	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$41,978	$60,041
Accounts receivable, net of allowances	11,665	13,147
Inventories	7,514	7,278
Prepaid expenses and other	2,483	2,734
Total current assets	63,640	83,200

Property, plant and equipment, net	13,925	7,636
Goodwill	7,452	7,452
Intangible assets, net	1,388	1,886
Other assets, including restricted cash of $750 at January 31, 2019	2,715	1,486
Total assets	$89,120	$101,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$7,773	$9,516
Accrued liabilities	8,559	10,054
Other current liabilities	264	616
Total current liabilities	16,596	20,186

Loan payable	4,464	—
Other liabilities	563	353
Total liabilities	$21,623	$20,539

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 47,241,335 at January 31, 2019 and 47,182,254 at July 31, 2018	472	472
Additional paid-in capital	331,463	330,770
Accumulated deficit	(266,610)	(252,221)
Accumulated other comprehensive income	2,172	2,100
Total stockholders’ equity	67,497	81,121
Total liabilities and stockholders’ equity	$89,120	$101,660

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Revenues	$19,327	$26,152	$40,587	$53,028

Operating costs and expenses:
Cost of revenues	14,748	15,607	28,987	31,038
Research and development	833	812	1,561	1,559
Selling, general and administrative	11,497	11,049	22,467	21,954
Legal fee expense	1,142	1,700	2,443	2,131
Total operating costs and expenses	28,220	29,168	55,458	56,682

Operating loss	(8,893)	(3,016)	(14,871)	(3,654)

Other income (expense):
Interest	227	185	501	342
Other	132	33	179	69
Foreign exchange gain (loss)	126	800	(198)	605
Loss before income taxes	(8,408)	(1,998)	(14,389)	(2,638)

Benefit for income taxes	—	1,097	—	1,097
Net loss	$(8,408)	$(901)	$(14,389)	$(1,541)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.02)	$(0.30)	(0.03)

Weighted average common shares outstanding:
Basic and diluted	47,199	46,941	47,197	46,806

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Net loss	$(8,408)	$(901)	$(14,389)	$(1,541)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(198)	(578)	72	(495)
Comprehensive loss	$(8,606)	$(1,479)	$(14,317)	$(2,036)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Months Ended January 31, 2019 and 2018
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2018	47,182,254	$472	$330,770	$(252,221)	$2,100	$81,121
Net loss for the period ended January 31, 2019	—	—	—	(14,389)	—	(14,389)
Vesting of restricted stock	986	—	—	—	—	—
Exercise of stock options	34,719	—	94	—	—	94
Share-based compensation charges	—	—	526	—	—	526
Net issuance of common stock for options exercised by Directors	23,376	—	73	—	—	73
Foreign currency translation adjustments	—	—	—	—	72	72
Balance at January 31, 2019	47,241,335	$472	$331,463	$(266,610)	$2,172	$67,497

	Common Stock Shares Issued	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2017	46,506,176	—	$465	$328,294	$—	$(241,900)	$2,013	$88,872
Net loss for the period ended January 31, 2018	—	—	—	—	—	(1,541)	—	(1,541)
Cashless options exercise	340,898	106,911	—	1,014	(1,014)	—	—	—
Vesting of restricted stock	2,062		—	—	—	—	—	—
Exercise of stock options	228,704	—	6	704	—	—	—	710
Share-based compensation Charges	—	—	—	413	—	—	—	413
Foreign currency translation adjustments	—	—	—	—	—	—	(495)	(495)
Balance at January 31, 2018	47,077,840	106,911	$471	$330,425	$(1,014)	$(243,441)	$1,518	$87,959

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended January 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(14,389)	$(1,541)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,040	1,051
Amortization of intangible assets	494	484
Share-based compensation charges	526	413
Accrual for share-based 401(k) employer match expense	393	358
Foreign exchange loss (gain)	159	(595)

Changes in operating assets and liabilities:
Accounts receivable	1,471	206
Inventories	(254)	(430)
Prepaid expenses and other assets	(208)	(522)
Accounts payable – trade	(1,746)	(809)
Accrued liabilities, other current liabilities and other liabilities	(2,331)	2,220
Total adjustments	(456)	2,376

Net cash (used in) provided by operating activities	(14,845)	835

Cash flows from investing activities:
Capital expenditures	(6,988)	(1,066)
Security deposits and other	—	(10)
Net cash used in investing activities	(6,988)	(1,076)

Cash flows from financing activities:
Proceeds from borrowing under mortgage loan	4,500	—
Repayments under loans and capital lease obligations	(140)	(190)
Proceeds from exercise of stock options	166	710
Net cash provided by financing activities	4,526	520

Effect of exchange rate changes on cash and cash equivalents	(6)	22

(Decrease) increase in cash and cash equivalents	(17,313)	301
Cash and cash equivalents - beginning of period	60,041	64,167
Cash and cash equivalents - end of period	$42,728	$64,468

The composition of cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	41,978	64,167
Restricted cash included in other assets	750	—
Total cash and cash equivalents (including restricted cash)	$42,728	$64,167

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2019
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics, Enzo Realty LLC and Enzo Realty II LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The consolidated balance sheet as of January 31, 2019, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended January 31, 2019 and 2018, the consolidated statements of cash flows for the six months ended January 31, 2019 and 2018 and the consolidated statement of stockholders’ equity for the six months ended January 31, 2019 and 2018 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2018 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2018 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2019.

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

The impact of the adoption of the standard on prior period consolidated operations, cash flows and balance sheet is presented in the table below:

	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	Reclassification of Residual	As Restated
Consolidated Statements of Operations for the three months ended January 31, 2018:
Total Revenues	$26,952	$(800)	—	$26,152
Provision for uncollectible accounts receivable	779	(800)	$21	—
Selling, general and administrative expenses	11,070	—	(21)	11,049
Net loss	(901)	—	—	$(901)

Consolidated Statements of Operations for the six months ended January 31, 2018:
Total Revenues	54,628	(1,600)		53,028
Provision for uncollectible accounts receivable	1,593	(1,600)	7	—
Selling, general and administrative expenses	21,961	—	(7)	21,954
Net loss	(1,541)	—	—	(1,541)

Consolidated Statements of Cash Flows January 31, 2018:
Provision for uncollectible accounts receivable	1,593	(1,600)	7	—
Changes in operating assets and liabilities: Accounts receivable	(1,387)	1,600	(7)	206

Consolidated balance sheet July 31, 2018:
Accounts receivable	15,815	(2,523)	—	13,292
Less: Allowance for doubtful accounts	2,668	(2,523)	—	145
Accounts receivable, net of allowance for doubtful accounts	13,147	—	—	13,147

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

Pronouncements Issued but Not Yet Adopted

In February 2016, FASB issued ASU No. 2016-02 – Leases (Topic 842), as amended. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for our fiscal year beginning August 1, 2019 including interim periods within that fiscal year. We will adopt the standard using a modified retrospective transition approach and will not restate our comparative periods. Given the size of our lease portfolio, we expect the adoption of this standard will materially impact our consolidated financial statements by significantly increasing our non-current assets and non-current liabilities on our consolidated balance sheets when we record the right of use assets and related lease liabilities for our existing operating leases. We will recognize expense in the consolidated statement of operations similar to current lease accounting, in the cost of revenues and selling, general and administrative.

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

Concentration Risk

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 42% and 38% of Clinical Services net revenue for the three months ended January 31, 2019 and 2018 respectively, and 42% and 39% for the six months ended January 31, 2019 and 2018, respectively. As of January 31, 2019, other than the Medicare program, two providers whose programs are included in either “Third-party payers” and/or “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 24% of Clinical Services net receivables. As of July 31, 2018, other than the Medicare program, three providers whose programs are included in either “Third-party payers” and/or “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 29% of Clinical Services net receivables.

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for the three and six months ended January 31, 2019 and 2018 diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options and unvested restricted stock because to do so would be antidilutive.

For the three and six months ended January 31, 2019, the number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share was 78,000 and 108,000, respectively, because their effect would be antidilutive. For the three and six months ended January 31, 2018, approximately 719,000, and 825,000, respectively of potential common shares (“in the money options”) and unvested restricted stock were excluded from the calculation of diluted earnings per share.

For the three and six months ended January 31, 2019, the effect of approximately 1,652,000 and 1,491,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive. For the three and six months ended January 31, 2018, there were no outstanding “out of the money” options to purchase common shares.

Note 3 – Revenue Recognition

Clinical Services Revenue

Net revenues in the Company’s clinical services business accounted for 65% and 72% of the Company’s total net revenues for the six months ended January 31, 2019 and 2018, respectively and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on the patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

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

The following table represents clinical services net revenues and percentages by type of customer:

	Three months ended January 31, 2019		Three months ended January 31, 2018
Revenue category
Third-party payer	$6,509	54%	$11,102	59%
Medicare	2,338	20	3,230	17
Patient self-pay	1,797	15	1,583	9
HMO’s	1,356	11	2,815	15
Total	$12,000	100%	$18,730	100%
11

	Six months ended January 31, 2019		Six months ended January 31, 2018
Revenue category
Third-party payer	$14,415	55%	$22,762	60%
Medicare	5,089	19	6,215	16
Patient self-pay	3,771	14	3,642	9
HMO’s	3,022	12	5,645	15
Total	$26,297	100%	$38,264	100

For the three and six months ended January 31, 2019 and 2018, all of the Company’s services were provided within the United States.

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

Royalty income is based on net sales of the Company’s licensed products by a third party. We recognize royalty income in the period the sales occur based on third party evidence received. During the three and six months ended January 31, 2019 there was no royalty income. For the three and six months ended January 31, 2018, royalty income was $300 and $561, respectively.

Products revenue by geography is as follows:

	Three Months Ended January 31		Six Months Ended January 31
	2019	2018	2019	2018
United States	$4,106	$3,634	$7,985	$7,370
Europe	1,408	1,551	2,750	3,183
Rest of the world	1,813	1,937	3,555	3,650
Products revenue	7,327	$7,122	14,290	$14,203

Note 4 - Supplemental disclosure for statement of cash flows

For the six months ended January 31, 2019 and 2018, income taxes paid by the Company were $80 and $15, respectively.

For the six months ended January 31, 2019 and 2018, interest paid by the Company was $66 and $45, respectively.

For the six months ended January 31, 2019 and 2018, the Company did not finance any machinery or transportation equipment under installment loans.

During the six months ended January 31, 2019, there was a total of $381 in capital lease agreements. During the six months ended January 31, 2018, the Company did not enter into any capital lease agreements.

During the three months ended January 31, 2019 certain directors and officers of the Company exercised 203,511 stock options in a non-cash transaction. The officers and directors received 23,376 net shares of common stock. The Company did not receive any proceeds from this exercise. The net shares issued represent the difference between the fair market value of the options on the date of exercise less the strike price cost to exercise the options.

Note 5 – Inventories

Inventories consist of the following:

	January 31, 2019	July 31, 2018
Raw materials	$788	$754
Work in process	2,315	2,174
Finished products	4,411	4,350
	$7,514	$7,278

Note 6 – Goodwill and intangible assets

At January 31, 2019 and July 31, 2018, the Company has goodwill of $7,452 allocated to the Clinical Services reporting unit.

The Company’s change in the carrying amount of intangible assets, all in the Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2018	$27,347	$(25,461)	$1,886
Amortization expense	—	(494)	(494)
Foreign currency translation	(41)	37	(4)
January 31, 2019	$27,306	$(25,918)	$1,388

Intangible assets, all finite lived, consist of the following:

	January 31, 2019			July 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,987)	$40	$11,027	$(10,980)	$47
Customer relationships	11,814	(10,466)	1,348	11,836	(9,997)	1,839
Website and acquired content	1,008	(1,008)	—	1,008	(1,008)	—
Licensed technology and other	483	(483)	—	483	(483)	—
Trademarks	2,974	(2,974)	—	2,993	(2,993)	—
Total	$27,306	$(25,918)	$1,388	$27,347	$(25,461)	$1,886

At January 31, 2019, information with respect to intangibles assets acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8 -15 years	2 years
Other intangibles	10 years	4 years

At January 31, 2019, the weighted average remaining useful life of intangible assets is approximately two years.

Note 7 - Loan Payable

In connection with the purchase of our new facility, on November 27, 2018 a wholly owned subsidiary (the ““mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4,500 for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of $30. Debt issuance costs of $56 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $55 at January 31, 2019. At January 31, 2019, the balance owed by the subsidiary under the mortgage agreement was $4.5 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of January 31, 2019.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial covenants. As of January 31, 2019, required financial covenants have been met.

We assumed from the seller an operating lease for a current tenant at the facility which runs to December 2019. Rental income from the assumed lease is included in other income.

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	January 31, 2019	July 31, 2018
Payroll, benefits, and commissions	$4,516	$4,870
Legal fee expense	1,013	2,121
Professional fees	667	811
Other	2,363	2,252
	$8,559	$10,054

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

During the six months ended January 31, 2019 and 2018, the Company did not sell any shares of Common Stock under the Sales Agreement.

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

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
Stock options	$289	$205	$521	$407
Restricted stock	2	3	5	6
	$291	$208	$526	$413
14

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
Selling, general and administrative	$291	$208	$526	$413
	$291	$208	$526	$413

No excess tax benefits were recognized during the six month periods ended January 31, 2019 and 2018.

Stock Option Plans

The following table summarizes stock option activity during the six month period ended January 31, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2018	1,882,116	$4.96
Awarded	725,821	$2.81
Exercised	(238,230)	$2.69		$117
Cancelled or expired	(2,000)	$4.51
Outstanding at end of period	2,367,707	$4.53	3.4 years	$811
Exercisable at end of period	1,148,101	$5.23	1.1 years	$112

As of January 31, 2019, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $1.4 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is eighteen months.

The intrinsic value of in the money stock option awards at the end of the period represents the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options.

During the three months ended January 31, 2019 certain directors and officers of the Company exercised 203,511 stock options in non-cash transactions. The officers and directors received 23,376 net shares of common stock. The Company did not receive any proceeds from this exercise. The net shares issued represent the difference between the fair market value of the options on the date of exercise less the strike price cost to exercise the options.

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

During fiscal year 2018 and 2019, the Company awarded PSUs to its executive officers, this award provides for the grant of shares of our common stock at the end of a three–year period based on the achievement of average revenue growth and adjusted EBITDA growth over that period. As of January 31, 2019, the Company did not accrue any compensation expense for these PSU’s as the three-year performance period has just begun and achievement of the growth goals is currently not probable.

Period Ending	Total Grant	Fair Market Value Grant Date (000s)
7/31/2018	32,000	$141
1/31/2019	81,500	$229

Restricted Stock Awards

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of January 31, 2019, there were 1,626 shares of unvested restricted stock which have a weighted average award price of $1.74 per share. As of January 31, 2019, there was approximately $11 of unrecognized compensation cost related to these unvested shares of restricted stock to be recognized over a weighted average remaining period of approximately twenty-four months. There were no awards made during the six months ended January 31, 2019. During the six months ended January 31, 2019, 985 restricted stock awards vested whose fair value was approximately $4.

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 1,208,000 shares as of January 31, 2019.

Note 10 – Segment reporting

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2019

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$12,000	$7,327	—	—	$19,327

Operating costs and expenses:
Cost of revenues	11,025	3,723	—	—	14,748
Research and development	—	611	$222	—	833
Selling, general and administrative	6,200	2,981	—	$2,316	11,497
Legal fee expense	38	1	—	1,103	1,142
Total operating costs and expenses	17,263	7,316	222	3,419	28,220

Operating income (loss)	(5,263)	11	(222)	(3,419)	(8,893)

Other income (expense):
Interest	(15)	14	—	228	227
Other	(29)	(4)	—	165	132
Foreign exchange loss	—	126	—	—	126
(Loss) income before income taxes	$(5,307)	$147	$(222)	$(3,026)	$(8,408)

Depreciation and amortization included above	$374	$343	$—	$51	$768

Share-based compensation included in above:
Selling, general and administrative	$40	$26	$—	$225	$291
Total	$40	$26	$—	$225	$291

Capital expenditures	$409	$26	$—	$6,147	$6,582
16

Three months ended January 31, 2018

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$18,730	$7,422	—	—	$26,152

Operating costs and expenses:
Cost of revenues	11,730	3,877	—	—	15,607
Research and development	—	591	$221	—	812
Selling, general and administrative	6,107	2,878	—	$2,064	11,049
Legal fee expense	8	25	—	1,667	1,700
Total operating costs and expenses	17,845	7,371	221	3,731	29,168

Operating income (loss)	885	51	(221)	(3,731)	(3,016)

Other income (expense):
Interest	(23)	11	—	197	185
Other	3	1	—	29	33
Foreign exchange loss	—	800	—	—	800
Income (loss) before income taxes	$865	$863	$(221)	$(3,505)	$(1,998)

Depreciation and amortization included above	$413	$355	$—	$18	$786

Share-based compensation included in above:
Selling, general and administrative	28	$21	—	$159	208
Total	$28	$21	$—	$159	$208

Capital expenditures	$576	$28	$—	$—	$604
17

Six months ended January 31, 2019

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$26,297	$14,290	—	—	$40,587

Operating costs and expenses:
Cost of revenues	21,993	6,994	—	—	28,987
Research and development	—	1,118	$443	—	1,561
Selling, general and administrative	12,260	5,905	—	$4,302	22,467
Legal fee expense	74	8	—	2,361	2,443
Total operating costs and expenses	34,327	14,025	443	6,663	55,458

Operating income (loss)	(8,030)	265	(443)	(6,663)	(14,871)

Other income (expense):
Interest	(33)	30	—	504	501
Other	11	—	—	168	179
Foreign exchange loss (gain)	—	(198)	—	—	(198)
(Loss) income before income taxes	$(8,052)	$97	$(443)	$(5,991)	$(14,389)

Depreciation and amortization included above	$777	$685	$—	$72	$1,534

Share-based compensation included in above:
Selling, general and administrative	78	$50	—	$398	526
Total	$78	$50	$—	$398	$526

Capital expenditures	$763	$78	$—	$6,147	$6,988

Six months ended January 31, 2018

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$38,264	$14,764	—	—	$53,028

Operating costs and expenses:
Cost of revenues	23,772	7,266	—	—	31,038
Research and development	—	1,114	$445	—	1,559
Selling, general and administrative	12,202	5,506	—	$4,246	21,954
Legal fee expense	21	28	—	2,082	2,131
Total operating costs and expenses	35,995	13,914	445	6,328	56,682

Operating income (loss)	2,269	850	(445)	(6,328)	(3,654)

Other income (expense):
Interest	(48)	23	—	367	342
Other	17	8	—	44	69
Foreign exchange loss	—	605	—	—	605
Income (loss) before income taxes	$2,238	$1,486	$(445)	$(5,917)	$(2,638)

Depreciation and amortization included above	$817	$681	$—	$37	$1,535

Share-based compensation included in above:
Selling, general and administrative	60	$44	—	$309	413
Total	$60	$44	$—	$309	$413

Capital expenditures	$994	$72	$—	$—	$1,066
18

Note 11 – Contingencies

There are seven cases that are either stayed or on appeal, which were originally brought by the Company in the United States District Court for the District of Delaware (“the Court”), alleging patent infringement against various companies. On June 28, 2017, the Court issued an opinion in the Gen-Probe case, granting Gen-Probe’s motion for summary judgment that the asserted claims of the ’180 patent are invalid for nonenablement. The Court entered final judgment of invalidity of the asserted claims of the ‘180 patent on July 19, 2017 in the Gen-Probe and Hologic cases. The Court entered partial final judgment of invalidity of the asserted claims of the ‘180 patent and stayed the remainder of the cases in the Becton Dickinson and Roche cases on July 31, 2017 and August 2, 2017, respectively. The Company filed notices of appeal in each of the Gen-Probe, Hologic, Becton Dickinson, and Roche cases, which were docketed by the United States Court of Appeals for the Federal Circuit (“Federal Circuit”). In the Abbott case, the parties agreed that the Court’s summary judgment ruling in the Gen-Probe case invalidated all of the ’180 patent claims asserted against the Abbott Defendants. On August 15, 2017, the Court granted Abbott’s motion for summary judgment that the asserted claims of the ’405 patent are invalid for nonenablement. On September 1, 2017, the Court entered final judgment of invalidity of the asserted claims of the ‘180 and ‘405 patents for nonenablement in the Abbott case. Enzo subsequently filed a notice of appeal in the Abbott case on September 14, 2017. The Federal Circuit docketed the appeal on September 15, 2017. The Federal Circuit consolidated the appeals from the Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche litigations (“Consolidated Appeals”). We disagree with the Court’s invalidity decisions regarding the ‘180 and ‘405 patents in the pending cases as set forth in our briefing in the Consolidated Appeals pending in the Federal Circuit. In the Consolidated Appeals, we have asked the Federal Circuit to reverse the Court’s grants of final and summary judgment of invalidity of the asserted claims of the ‘180 and ‘405 patents and to remand the cases against Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche to the Court. Although the Federal Circuit heard oral argument in the Consolidated Appeals on January 7, 2019, it has not yet issued a ruling in the appeal.  In the other two cases involving Hologic, one of the cases is stayed (Hologic II), while the other case (Hologic III) that involves U.S. Patent No. 6,221,581 (“the ‘581 patent”) is on appeal to the Federal Circuit. In Hologic III, the Court issued a claim construction order on October 15, 2018. On October 31, 2018, Enzo and Hologic entered a stipulation that the asserted claims of the ‘581 Patent are not infringed under the Court’s claim construction for certain of the claim terms. The Court entered final judgment of non-infringement on November 5, 2018. Enzo filed a notice of appeal on November 28, 2018. The Federal Circuit docketed the appeal and issued a schedule on December 3, 2018. Enzo’s opening brief is due on April 2, 2019. Regarding Hologic’s petition requesting institution of an inter partes review proceeding of the ‘581 patent filed with the United States Patent and Trademark Office (“PTO”), the Patent Trial and Appeals Board (“the Board”) denied institution of Hologic’s petition on April 18, 2018. On May 18, 2018, Hologic filed with the Board, a request for rehearing of the order denying institution of inter partes review of the ‘581 patent. The Board denied Hologic’s request for rehearing on November 28, 2018.

Enzo Biochem, Inc. (the "Company"), along with its subsidiary Enzo Life Sciences, Inc. entered into a Settlement Agreement as of February 5, 2019 (the "Agreement") with Roche Diagnostics GmbH and Roche Molecular Systems, Inc. (together, "Roche") with respect to an action between the Company and Roche before the U.S. District Court, Southern District of New York, Case No 04-CV-4046. Roche has agreed to pay $21 million in settlement pursuant to the Agreement. This settlement does not affect Enzo's civil action for patent infringement against Roche in the U.S. District Court for the State of Delaware, Enzo Life Sciences Inc. v. Roche Molecular Systems Inc., et al., civil action no. 12-cv-00106, which remains pending on appeal. See Note 12 – Subsequent Event.

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

Enzo Biochem, Inc. (the "Company"), along with its subsidiary Enzo Life Sciences, Inc. entered into a Settlement Agreement as of February 5, 2019 (the "Agreement") with Roche Diagnostics GmbH and Roche Molecular Systems, Inc. (together, "Roche") with respect to an action between the Company and Roche before the U.S. District Court, Southern District of New York, Case No 04-CV-4046. Roche has agreed to pay $21 million in settlement pursuant to the Agreement. This settlement does not affect Enzo's civil action for patent infringement against Roche in the U.S. District Court for the State of Delaware, Enzo Life Sciences Inc. v. Roche Molecular Systems Inc., et al., civil action no. 12-cv-00106, which remains pending on appeal.

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

In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign currency rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, and financial results. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the July 31, 2018 fiscal year and updated in Item 1A. “Risk Factors in this Form 10-Q, You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results.

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

Results of Operations

Three months ended January 31, 2019 compared to January 31, 2018
(in 000s)

Comparative Financial Data for the Three Months Ended January 31,
	2019	2018	Increase (Decrease)	% Change

Revenues	$19,327	$26,152	$(6,825)	(26)

Operating costs and expenses:
Cost of revenues	14,748	15,607	(859)	(6)
Research and development	833	812	21	3
Selling, general and administrative	11,497	11,049	448	4
Legal fee expense	1,142	1,700	(558)	(33)
Total operating costs and expenses	28,220	29,168	(948)	(3)

Operating loss	(8,893)	(3,016)	5,877	**

Other income:
Interest	227	185	42	23
Other	132	33	99	**
Foreign currency gain	126	800	(674)	(84)
Loss before income taxes	$(8,408)	$(1,998)	$6,410	**

** not meaningful

Consolidated Results:

The “2019 period” and the “2018 period” refer to the three months ended January 31, 2019 and 2018, respectively.

Clinical services revenues for the 2019 period were $12.0 million compared to $18.7 million in the 2018 period, a decrease of $6.7 million or 36%. Services revenues were negatively affected by lower volume in genetic testing approximating $3.0 million as a result of increased competition and by reduced genetics reimbursements of $1.5 million as a result of an increase in denial rates and changes to medical and procedural requirements. Services revenues for the 2019 period were also negatively affected by a payer overpayment claim of approximately $0.4 million, and reduced clinical reimbursements of $0.3 million due to reimbursement pressure from the Protecting Access to Medicare Act (“PAMA”). Diagnostic testing volume, measured by the number of accessions, decreased approximately 3% period over period or $0.4 million. Estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. During the 2019 period, adjustments to estimated collection amounts from third party payers and HMO’s decreased Services revenues by $0.8 million. There were no adjustments in the 2018 period.

Products revenues for the 2019 period was $7.3 million compared to $7.1 million in the 2018 period, an increase of $0.2 million or 3% due to higher product order volume in the U.S. market. There was no royalty income in the 2019 period as the license agreement expired in the prior year. Royalty income in the 2018 period was $0.3 million.

The cost of clinical services during the 2019 period was $11.0 million as compared to $11.7 million in the 2018 period, a decrease of $0.7 million or 6% primarily due to test mix. The components of the decrease are $1.0 million for outside reference lab testing costs and internalizing the use of our AMPIPROBE® technology platform, partially offset by a $0.1 million increase in testing supplies and an increase of $0.2 million in compensation related expenses.

Clinical services gross profit margin was 8.1% in the 2019 period and 37.4% in the 2018 period. The decline was primarily due to a change in the mix of tests from higher reimbursed genetic testing in the 2018 period to lower reimbursed routine or esoteric testing in the 2019 period. In addition, gross margin was also negatively impacted by reimbursement pressure from PAMA which has resulted in declining government and third party payer reimbursement rates, and by adjustments described above. PAMA calls for further downward revision of reimbursement rates effective January 1, 2020 and so we expect reimbursement rate pressure to continue to impact our industry and our operations.

The cost of products revenues was $3.7 million in the 2019 period and $3.9 million in the 2018 period, a decrease of $0.2 million or 4% due to the mix of products sold. The gross profit margin on products was 49.2% in the 2019 period and 45.6% in the 2018 period due to mix of products sold.

Research and development expenses were $0.8 million in the 2019 and 2018 periods. The expense for Life Sciences Products was $0.6 million in both periods and the expense for the Enzo Therapeutics was $0.2 million in both periods.

Selling, general and administrative expenses were approximately $11.5 million during the 2019 period versus $11.1 million during the 2018 period, an increase of $0.4 million or 3%. Clinical Services expense increased $0.1 million as the cost of increased headcount to market our new molecular diagnostic products for use by other reference labs, and other marketing and information technology costs were offset in part by lower billing operations costs. The Products expense increased $0.1 million due to increased headcount focused on sales, marketing and business development of our diagnostic platform technologies. The Other segment expense increased $0.2 million, due to an increase in compensation and administrative expenses.

Legal fee expense was $1.1 million during the 2019 period compared to $1.7 million in the 2018 period, a decrease of $0.6 million due to the timing of legal activity and related costs associated with on-going litigation and contract dispute where the Company is the plaintiff.

Interest income, net increased $0.1 million in the 2019 period from rising interest rates earned on cash and cash equivalents.

The foreign currency gain during the 2019 period was $0.1 million compared to $0.8 million in the 2018 period, a decrease of $0.7 million or 84%, due to the significant appreciation of foreign currencies versus the U.S. dollar experienced within the Products segment during the 2018 period compared to that of the 2019 period.

Results of Operations

Six months ended January 31, 2019 compared to January 31, 2018
(in 000s)

Comparative Financial Data for the Six Months Ended January 31,
	2019	2018	Increase (Decrease)	% Change

Revenues	$40,587	$53,028	$(12,441)	(23)

Operating costs and expenses:
Cost of revenues	28,987	31,038	(2,051)	(7)
Research and development	1,561	1,559	2	-
Selling, general and administrative	22,467	21,954	513	2
Legal fee expense	2,443	2,131	312	15
Total operating costs and expenses	55,458	56,682	(1,224)	(2)

Operating loss	(14,871)	(3,654)	(11,217)	**

Other income (expense):
Interest	501	342	159	46
Other	179	69	110	159
Foreign currency (loss) gain	(198)	605	(803)	**
Loss before income taxes	$(14,389)	$(2,638)	$11,751	**

** not meaningful

Consolidated Results:

The “2019 period” and the “2018 period” refer to the six months ended January 31, 2019 and 2018, respectively.

Clinical services revenues for the 2019 period were $26.3 million compared to $38.3 million in the 2018 period, a decrease of $12.0 million or 31%. Services revenues were negatively affected by lower volume in genetic testing approximating $6.8 million as a result of increased competition and by reduced genetics reimbursements of $2.1 million as a result of an increase in denial rates and changes to medical and procedural requirements. Services revenues for the 2019 period were also negatively affected by a payer overpayment claim of approximately $0.4 million, and reduced clinical reimbursements of $0.3 million due to reimbursement pressure from PAMA. Diagnostic testing volume measured by the number of accessions, decreased approximately 4% period over period or $1.3 million. Estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for retroactive adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. During the 2019 period, adjustments to estimated collection amounts from third party payers and HMO’s decreased Services revenues by $1.1 million. There were no adjustments in the 2018 period.

Products revenues for the 2019 period was $14.3 million compared to $14.2 million in the 2018 period, an increase of $0.1 million or 1% due to slightly higher product order volume in the U.S. market.

There was no royalty income in the 2019 period as the license agreement expired in the prior year. Royalty income in 2018 was $0.6 million.

The cost of clinical services during the 2019 period was $22.0 million as compared to $23.8 million in the 2018 period, a decrease of $1.8 million or 7% primarily due to the change in test mix. The components of the decrease are $2.3 million for outside reference lab testing costs and internalizing the use of our AMPIPROBE® technology platform, partially offset by an increase in compensation related expenses of $0.3 million and other lab expenses of $0.2 million.

Gross profit margin was 16.4% in the 2019 period and 37.9% in the 2018 period. The decline was primarily due to a change in the mix of tests from higher reimbursed genetic testing in the 2018 period to lower reimbursed routine or esoteric testing in the 2019 period. In addition, gross margin was also negatively impacted by reimbursement pressure from PAMA which has resulted in declining government and third party payer reimbursement rates and by adjustments described above. PAMA calls for further downward revision of reimbursements rates effective January 1, 2020 and so we expect reimbursement rate pressure to continue to impact our industry and our operations.

The cost of products revenues was $7.0 million in the 2019 period and $7.3 million in the 2018 period, a decrease of $0.3 million or 4% due to the mix of products sold and lower compensation expense. The gross profit margin on products was 51.1% in the 2019 period and 48.8% in the 2018 period due to mix of products sold.

Research and development expenses were $1.5 million in the 2019 and 2018 periods. The expense for Life Sciences Products was $1.1 million in both periods and the expense for the Enzo Therapeutics was $0.4 million in both periods.

Selling, general and administrative expenses were approximately $22.5 million during the 2019 period versus $22.0 million during the 2018 period, an increase of $0.5 million or 2%. Clinical Services expense increased $0.1 million, as the cost of increased headcount to market our new molecular diagnostic products for use by other reference labs was nearly offset by lower administrative expenses. The Products expense increased $0.4 million due to increased headcount focused on sales, marketing and business development of our diagnostic platform technologies. The Other segment expense was unchanged.

Legal fee expense was $2.4 million during the 2019 period compared to $2.1 million in the 2018 period, an increase of $0.3 million due to the timing of legal activity and related costs associated with on-going litigation and contract dispute where the Company is the plaintiff.

Interest income, net increased $0.2 million in the 2019 period from rising interest rates earned on cash and cash equivalents.

The foreign currency loss during the 2019 period was $0.2 million compared to $0.6 million gain in the 2018 period, a decrease of $0.8 million, due to the significant appreciation of foreign currencies versus the U.S. dollar experienced within the Products segment during the 2018 period compared to that of the 2019 period.

Liquidity and Capital Resources

At January 31, 2019, the Company had cash and cash equivalents and restricted cash of $42.7 million of which $0.4 million was in foreign accounts, as compared to cash and cash equivalents of $60.0 million, of which $0.4 million was in foreign accounts at July 31, 2018. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $47.0 million at January 31, 2019 compared to $63.0 million at July 31, 2018. The decrease in working capital of $16.0 million was primarily due to the period loss and net changes in operating assets and liabilities.

Net cash used in operating activities during the 2019 period was approximately $14.8 million as compared to cash provided by operating activities of $0.8 million during the 2018 period, a decrease of approximately $15.6 million. The decrease is mainly due to the net loss increase of $12.8 million and net change in assets and liabilities of $2.8 million.

Net cash used in investing activities in fiscal 2019 and 2018 was approximately $7.0 million and $1.1 million, respectively. The increase in the 2019 period is mainly due to the purchase of our new facility.

Net cash provided by financing activities in fiscal 2019 was $4.5 million as compared to $0.5 million in fiscal 2018. The change of $4.0 million is mainly due to a mortgage agreement entered into for the purchase of our new facility.

The mortgage agreement, which provides for a loan of $4.5 million for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of $30,106. At January 31, 2019, the balance owed under the mortgage agreement was $4.5 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of January 31, 2019. See Note 7 – Loan Payable.

The Company believes that its current cash and cash equivalents level, utilization of the Controlled Equity Offering program if necessary, and the net proceeds received under the $21 million settlement agreement with Roche on February 5, 2019 are sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months, although there can be no assurance that future events will not alter such view. We expect our cash reserves will be reduced over the next four quarters as we implement our strategy of developing innovative diagnostic platforms and assays for use by independent labs. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of our Form 10-K for the year ended July 31, 2018, and updated in Item 1A. “Risk Factors” in this

Form 10-Q, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Contractual Obligations

The Company completed the $6 million purchase of a 36,000 square foot commercial facility and as part of the purchase entered into a mortgage of $4.5 million with a 10 year term and bearing a fixed interest rate of 5.09%. See Note 7 – Loan Payable. There have been no other material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2018.

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

During the three months ended January 31, 2019 and 2018, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 88.6% and 84.1%, respectively, of gross billings. During the six months ended January 31, 2019 and 2018, the contractual adjustment percentages, determined using current and historical reimbursements statistics, were 88.0% and 84.5%, respectively. In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of molecular tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical services revenues of approximately $2.2 million and $2.6 million for the six months ended January 31, 2019 and 2018, respectively, and a change in the net accounts receivable of approximately $0.4 million as of January 31, 2019.

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

The following is a table of the Company’s net accounts receivable by services and by products. Net receivables for Clinical Services are detailed by billing category and as a percent to its total net receivables. At January 31, 2019, and July 31, 2018, approximately 71% and 75%, respectively, of the Company’s net accounts receivable relates to its services business, which operates in the New York, New Jersey and Connecticut medical communities.

The accounts receivable balance for Products includes $0.9 million or 27% of foreign receivables as of January 31, 2019 and July 31, 2018.

Net accounts receivable

Billing category	As of January 31, 2019		As of July 31, 2018
Clinical Services
Third party payers	$4,147	50%	$4,692	48%
Patient self-pay	2,149	26	2,010	20
Medicare	1,324	16	1,740	18
HMO’s	623	8	1,329	14
Total Clinical Services	8,243	100%	9,771	100%
Total Products	3,422		3,376
Total accounts receivable	$11,665		$13,147

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

As of January 31, 2019	Total	%	Third Party Payers	%	Medicare	%	Self-Pay	%	HMO’s	%
1-30 days	$22,195	51	$14,828	56	$3,543	44	$1,307	24	$2,517	93
31-60 days	5,265	12	3,557	13	843	11	779	15	86	3
61-90 days	3,819	9	2,563	9	592	7	642	12	22	1
91-120 days	2,980	7	1,729	6	564	7	666	12	21	1
121-150 days	1,835	4	892	3	442	6	482	9	19	1
Greater than 150 days	7,158	17	3,578	13	2,034	25	1,515	28	31	1
Totals	$43,252	100%	$27,147	100%	$8,018	100%	$5,391	100%	$2,696	100%

As of July 31, 2018	Total	%	Third Party Payers	%	Medicare	%	Self-Pay	%	HMO’s	%
1-30 days	$22,788	47	$14,886	48	$4,102	46	$864	15	$2,936	90
31-60 days	6,821	14	4,540	15	1,069	12	995	17	217	7
61-90 days	4,526	9	2,877	9	784	9	843	15	22	1
91-120 days	3,460	7	2,307	8	463	5	666	11	24	1
121-150 days	2,705	6	1,602	5	490	6	601	10	12	—
Greater than 150 days	8,357	17	4,481	15	1,976	22	1,862	32	38	1
Totals	$48,657	100%	$30,693	100%	$8,884	100%	$5,831	100%	$3,249	100%

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

The Company tests goodwill and long-lived assets annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill and long-lived assets for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform a quantitative test in assessing goodwill and long-lived assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it identifies the reporting units and compares the fair value of each of these reporting units to their respective carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is higher than its fair value, the impairment charge is the amount by which the carrying amount exceeds its fair value, not to exceed the total amount of goodwill and intangibles allocated to the reporting unit. As of January 31, 2019, the Company determined that indicators of potential impairment of goodwill existed for the Clinical Services unit due to the recent decline of its revenues. The Company determined that no impairment charge was necessary, based on a quantitative analysis.

Restricted Cash

As of January 31, 2019 the Company had a mortgage collateralized by a money market account of $750 to the benefit of the mortgagee of the Company’s recently purchased building. This restricted cash was classified as other assets as of January 31, 2019.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at January 31, 2019, our assets and liabilities would decrease by $0.4 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $0.8 million and $0.2 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.5 million on an annual basis.

Interest Rate Risk

As of January 31, 2019, we have fixed interest rate financing on a building mortgage and on transportation and equipment leases.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan to Remediate Material Weaknesses

As of January 31, 2019, we are in the process of remediating the material weaknesses over financial reporting identified and reported in our Form 10-K for the fiscal year ended July 31, 2018 related to (1) insufficient controls to fully and timely take into account changes in the business environment and experience with ultimate collection from third-party payers in the determination of contractual adjustment amounts and collectability of accounts receivable and (2) inadequate information technology controls intended to control change management, program access and monitoring; however, the material weaknesses cannot be considered remediated until the procedures designed to address the deficient controls have been tested for effectiveness.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2018 filed with the Securities and Exchange Commission, other than as noted in Note 10 to the Consolidated Financial Statements as of January 31, 2019.

Item 1A.	Risk Factors

The risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018 are updated to include the following:

Risk relating to our debt

Our use of leverage may expose us to substantial risks

As of January 31, 2019, we had $4.5 million in borrowings under a ten year mortgage agreement with Citibank, N.A., which bears a fixed interest rate of 5.09% per annum. We may incur additional indebtedness in the future. Accordingly, we are exposed to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. The mortgage agreement includes customary affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. Our ability to maintain our compliance with these covenants is dependent on our financial performance, which is influenced by a number of factors. Violation of any of these covenants would result in an event of default under the mortgage agreement. Upon the occurrence of an event of default that is not cured or waived, the lender would have the ability to accelerate the repayment of all amounts then outstanding under the mortgage agreement.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: March 11, 2019	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director
32