Form 10-Q
period 2019-04-30
ENZO BIOCHEM INC
filed 2019-06-10
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

or

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

Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par	ENZ	New York Stock Exchange

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

Yes ☐ No ☒

As of June 1, 2019, the Registrant had 47,556,807 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
April 30, 2019

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30, 2019 (unaudited)	July 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$64,052	$60,041
Accounts receivable, net of allowances	11,441	13,147
Inventories	7,595	7,278
Prepaid expenses and other	2,635	2,734
Total current assets	85,723	83,200

Property, plant and equipment, net	14,244	7,636
Goodwill	7,452	7,452
Intangible assets, net	1,128	1,886
Other assets, including restricted cash of $750 at April 30, 2019	2,453	1,486
Total assets	$111,000	$101,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$6,423	$9,516
Accrued liabilities	8,457	10,054
Other current liabilities	392	616
Total current liabilities	15,272	20,186

Loan payable, net	4,235	—
Other liabilities	494	353
Total liabilities	20,001	20,539

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 47,556,807 at April 30, 2019 and 47,182,254 at July 31, 2018	476	472
Additional paid-in capital	332,490	330,770
Accumulated deficit	(244,345)	(252,221)
Accumulated other comprehensive income	2,378	2,100
Total stockholders’ equity	90,999	81,121
Total liabilities and stockholders’ equity	$111,000	$101,660

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Revenues	$19,662	$25,230	$60,249	$78,258

Operating costs, expenses and legal settlements, net:
Cost of revenues	14,360	14,557	43,347	45,595
Research and development	781	799	2,342	2,358
Selling, general and administrative	10,920	11,021	33,387	32,975
Legal fee expense	257	1,651	2,700	3,782
Legal settlements, net	(28,925)	—	(28,925)	—
Total operating costs, expenses and legal settlements, net	(2,607)	28,028	52,851	84,710

Operating income (loss)	22,269	(2,798)	7,398	(6,452)

Other income (expense):
Interest	258	227	759	569
Other	70	17	249	86
Foreign exchange (loss) gain	(332)	(462)	(530)	143
Income (loss) before income taxes	22,265	(3,016)	7,876	(5,654)

Benefit for income taxes	—	—	—	1,097
Net income (loss)	$22,265	$(3,016)	$7,876	$(4,557)

Net income (loss) per common share:
Basic	$0.47	$(0.06)	$0.17	$(0.10)

Diluted	$0.47	$(0.06)	$0.17	$(0.10)

Weighted average common shares outstanding:
Basic	47,452	47,073	47,259	46,895

Diluted	47,555	47,073	47,364	46,895

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Net income (loss)	$22,265	$(3,016)	$7,876	$(4,557)
Other comprehensive gain (loss):
Foreign currency translation adjustments	206	329	278	(166)
Comprehensive income (loss)	$22,471	$(2,687)	$8,154	$(4,723)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended April 30, 2019 and 2018
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2019	47,241,335	$472	$331,463	$(266,610)	$2,172	$67,497
Net income for the period ended April 30, 2019	—	—	—	22,265	—	22,265
Exercise of stock options	—	1	72	—	—	73
Share-based compensation charges	—	—	199	—	—	199
Net issuance of common stock for options exercised by Directors	—	—	(73)	—	—	(73)
Issuance of common stock for employee 401(k) plan match	315,472	3	829	—	—	832
Foreign currency translation adjustments	—	—	—	—	206	206
Balance at April 30, 2019	47,556,807	$476	$332,490	$(244,345)	$2,378	$90,999

	Common Stock Shares Issued	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2018	47,077,840	106,911	$471	$330,425	$(1,014)	$(243,441)	$1,518	$87,959
Net loss for the period ended April 30, 2018	—	—	—	—	—	(3,016)	—	(3,016)
Cashless options exercise	—		4	(4)	—	—	—	—
Vesting of restricted stock	500		—	—	—	—	—	—
Exercise of stock options	46,022	—	(3)	124	—	—	—	121
Share-based compensation Charges	—	—	—	204	—	—	—	204
Issuance of common stock and treasury stock for employee 401(k) plan match	37,580	(106,911)	—	(232)	1,014	—	—	782
Foreign currency translation adjustments	—	—	—	—	—	—	329	329
Balance at April 30, 2018	47,161,942	—	$472	$330,517	$—	$(246,457)	$1,847	$86,379

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended April 30, 2019 and 2018
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2018	47,182,254	$472	$330,770	$(252,221)	$2,100	$81,121
Net income for the period ended April 30, 2019	—	—	—	7,876	—	7,876
Vesting of restricted stock	986	—	—	—	—	—
Exercise of stock options	34,719	1	166	—	—	167
Share-based compensation charges	—	—	725	—	—	725
Net issuance of common stock for options exercised by Directors	23,376	—	—	—	—	—
Issuance of common stock for employee 401(k) plan match	315,472	3	829	—	—	832
Foreign currency translation adjustments	—	—	—	—	278	278
Balance at April 30, 2019	47,556,807	$476	$332,490	$(244,345)	$2,378	$90,999

	Common Stock Shares Issued	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2017	46,506,176	—	$465	$328,294	$—	$(241,900)	$2,013	$88,872
Net loss for the period ended April 30, 2018	—	—	—	—	—	(4,557)	—	(4,557)
Cashless options exercise	340,898	106,911	4	1,010	(1,014)	—	—	—
Vesting of restricted stock	2,562		—	—	—	—	—	—
Exercise of stock options	274,726	—	3	828	—	—	—	831
Share-based compensation Charges	—	—	—	617	—	—	—	617
Issuance of common stock and treasury stock for employee 401(k) plan match	37,580	(106,911)	—	(232)	1,014	—	—	782
Foreign currency translation adjustments	—	—	—	—	—	—	(166)	(166)
Balance at April 30, 2018	47,161,942	—	$472	$330,517	$—	$(246,457)	$1,847	$86,379

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended April 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$7,876	$(4,557)
Adjustments to reconcile net income (loss) to net cash provided by(used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,631	1,608
Amortization of intangible assets	741	742
Share-based compensation charges	725	617
Accrual for share-based 401(k) employer match expense	650	630
Foreign exchange loss (gain)	461	(149)

Changes in operating assets and liabilities:
Accounts receivable	1,605	756
Inventories	(456)	(257)
Prepaid expenses and other assets	(36)	(585)
Accounts payable – trade	(3,363)	(2,126)
Accrued liabilities, other current liabilities and other liabilities	(1,853)	2,846
Total adjustments	105	4,082

Net cash provided by (used in) operating activities	7,981	(475)

Cash flows from investing activities:
Capital expenditures	(7,554)	(1,626)
Security deposits and other	—	(51)
Net cash used in investing activities	(7,554)	(1,677)

Cash flows from financing activities:
Proceeds from borrowing under mortgage loan	4,500	—
Repayments under loans and capital lease obligations	(244)	(299)
Costs to obtain mortgage loan	(72)	—
Proceeds from exercise of stock options	166	831
Net cash provided by financing activities	4,350	532

Effect of exchange rate changes on cash and cash equivalents	(16)	9

Increase (decrease) in cash and cash equivalents	4,761	(1,611)
Cash and cash equivalents - beginning of period	60,041	64,167
Cash and cash equivalents - end of period	$64,802	$62,556

The composition of cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	64,052	62,556
Restricted cash included in other assets	750	—
Total cash and cash equivalents (including restricted cash)	$64,802	$62,556

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2019
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics, Enzo Realty LLC and Enzo Realty II LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The consolidated balance sheet as of April 30, 2019, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended April 30, 2019 and 2018, the consolidated statements of cash flows for the nine months ended April 30, 2019 and 2018 and the consolidated statements of stockholders’ equity for the nine months ended April 30, 2019 and 2018 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted as permitted under rules promulgated by the Securities and Exchange Commission. The interim statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2018 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2018 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2019.

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

The impact of the adoption of the standard on prior period consolidated operations, cash flows and balance sheet is presented in the table below:

	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	Reclassification of Residual	As Restated
Consolidated Statements of Operations for the three months ended April 30, 2018:
Total Revenues	$25,630	$(400)	—	$25,230
Provision for uncollectible accounts receivable	396	(400)	$4	—
Selling, general and administrative expenses	11,025	—	(4)	11,021
Net loss	$(3,016)	—	—	$(3,016)

Consolidated Statements of Operations for the nine months ended April 30, 2018:
Total Revenues	80,258	(2,000)		78,258
Provision for uncollectible accounts receivable	1,989	(2,000)	11	—
Selling, general and administrative expenses	32,986	—	(11)	32,975
Net loss	(4,557)	—	—	(4,557)

Consolidated Statements of Cash Flows April 30, 2018:
Provision for uncollectible accounts receivable	1,989	(2,000)	11	—
Changes in operating assets and liabilities: Accounts receivable	(1,233)	2,000	(11)	756

Consolidated balance sheet July 31, 2018:
Accounts receivable	15,815	(2,523)	—	13,292
Less: Allowance for doubtful accounts	2,668	(2,523)	—	145
Accounts receivable, net of allowance for doubtful accounts	13,147	—	—	13,147

On August 1, 2018, the Company adopted a new accounting standard issued by FASB which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Adoption of this standard requires that amendments in the update be applied prospectively to an award modified on or after the adoption date. For the foreseeable future, any excess income tax benefits or deficiencies from stock-based compensation, which would be recognized as discrete items within income tax expense rather than additional paid in capital, will be offset by an equivalent adjustment to the deferred tax valuation allowance. Accordingly, adoption of this standard had no impact on our reported operations.

Pronouncements Issued but Not Yet Adopted

In February 2016, FASB issued ASU No. 2016-02 – Leases (Topic 842), as amended. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for our fiscal year beginning August 1, 2019 including interim periods within that fiscal year. We will adopt the standard using a modified retrospective transition approach and will not restate our comparative periods. Given the size of our lease portfolio, in particular real estate leases, we expect the adoption of this standard will materially impact our consolidated financial statements by significantly increasing our non-current assets and non-current liabilities, which we estimate to be in a range of $23 and $25 million on our consolidated balance sheet when we record the right of use assets and related lease liabilities for our existing operating leases. We will recognize expense in the consolidated statement of operations similar to current lease accounting, in the cost of revenues and selling, general and administrative.

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

Concentration Risk

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 33% and 40% of Clinical Services net revenue for the three months ended April 30, 2019 and 2018 respectively, and 39% for the nine months ended April 30, 2019 and 2018. As of April 30, 2019, other than the Medicare program, one provider whose programs are included in either “Third-party payers” and/or “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 14% of Clinical Services net receivables. As of July 31, 2018, other than the Medicare program, three providers whose programs are included in either “Third-party payers” and/or “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 29% of Clinical Services net receivables.

Income Taxes

The provision for income taxes and the effective tax rates for the three months ended April 30, 2019 and 2018 is $0. The provision (benefit) for income taxes for the nine months ended April 30, 2019 and 2018 is $0 and ($1,097), respectively. The effective tax rate for the nine months ended April 30, 2018 was (19.4%). The primary differences between the Company’s effective tax rates and the statutory rates for the three and nine months ended April 30, 2019 and 2018 are due to the utilization of net operating losses for which a full valuation allowance was maintained and for a tax benefit recorded in the nine month period ended April 30, 2018 of $1.1 million. The $1.1 million tax benefit in the 2018 period is due to the Tax Act, signed into law December 22, 2017, in which the legislation provided for a credit for alternative minimum taxes (AMT) paid in prior periods. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for the three months ended April 30, 2018 and nine months ended April 30, 2018 diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options and unvested restricted stock because to do so would be antidilutive. For the three and nine months ended April 30, 2018, approximately 431,000, and 694,000, respectively of potential common shares (“in the money options”) and unvested restricted stock were excluded from the calculation of diluted earnings per share.

For the three and nine months ended April 30, 2019, the effect of approximately 1,640,000 and 1,541,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive. For the three and nine months ended April 30, 2018, the effect of approximately 581,000 and 194,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive.

Note 3 – Revenue Recognition

Clinical Services Revenue

Net revenues in the Company’s clinical services business accounted for 63% and 72% of the Company’s total net revenues for the nine months ended April 30, 2019 and 2018, respectively and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on the patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

The following are descriptions of our laboratory services business portfolios:

Third party payers and Health Maintenance Organizations (HMO’s)

Reimbursements from third party payers, primarily healthcare insurers, and HMO’s are based on negotiated fee-for-service schedules. Revenues consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical collection and denial experience and the terms of the Company’s contractual arrangements. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement.

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

Third-party payers, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. Our revenues may be subject to adjustment as a result of these factors among others, including without limitation, differing interpretations of billing and coding guidance and changes by government agencies and payers in interpretations, requirements, and “conditions of participation” in various programs.

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

Patient self-pay

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

The following table represents clinical services net revenues and percentages by type of customer:

	Three months ended April 30, 2019		Three months ended April 30, 2018
Revenue category
Third-party payer	$5,799	50%	$9,965	56%
Medicare	2,634	22	2,858	16
Patient self-pay	1,881	16	2,047	12
HMO’s	1,437	12	2,867	16
Total	$11,751	100%	$17,737	100%

	Nine months ended April 30, 2019		Nine months ended April 30, 2018
Revenue category
Third-party payer	$20,213	53%	$32,726	59%
Medicare	7,724	20	9,073	16
Patient self-pay	5,652	15	5,689	10
HMO’s	4,459	12	8,513	15
Total	$38,048	100%	$56,001	100%

For the three and nine months ended April 30, 2019 and 2018, all of the Company’s clinical services were provided within the United States.

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

Royalty income is based on net sales of the Company’s licensed products by a third party. We recognize royalty income in the period the sales occur based on third party evidence received. During the three and nine months ended April 30, 2019 there was no royalty income. For the three and nine months ended April 30, 2018, royalty income was $78 and $639, respectively.

Products revenue by geography is as follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2019	2018	2019	2018
United States	$4,585	$3,987	$12,570	$11,500
Europe	1,620	1,529	4,370	4,422
Rest of the world	1,706	1,899	5,261	5,578
Total	$7,911	$7,415	$22,201	$21,500

Note 4 - Supplemental disclosure for statement of cash flows

For the nine months ended April 30, 2019 and 2018, tax on capital paid by the Company were $94 and $65, respectively.

For the nine months ended April 30, 2019 and 2018, interest paid by the Company was $138 and $61, respectively.

During the nine months ended April 30, 2019, there was a total of $381 in capital lease agreements. During the nine months ended April 31, 2018, the Company did not enter into any material capital lease agreements.

During the nine months ended April 30, 2019, certain directors and officers of the Company exercised 203,511 stock options in a non-cash transaction. The officers and directors received 23,376 net shares of common stock. The Company did not receive any proceeds from this exercise. The net shares issued represent the difference between the fair market value of the options on the date of exercise less the strike price cost to exercise the options.

During the nine months ended April 30, 2019 the Company issued common stock in connection with its share based 401(k) employer match in the amount of $832. For the 2018 period, the Company issued shares of common stock in the amount of $782.

Note 5 – Inventories

Inventories consist of the following:

	April 30, 2019	July 31, 2018
Raw materials	$895	$754
Work in process	2,480	2,174
Finished products	4,220	4,350
	$7,595	$7,278

Note 6 – Goodwill and intangible assets

At April 30, 2019 and July 31, 2018, the Company has goodwill of $7,452 allocated to the Clinical Services reporting unit.

The Company’s change in the carrying amount of intangible assets, all in the Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2018	$27,347	$(25,461)	$1,886
Amortization expense	—	(741)	(741)
Foreign currency translation	(110)	93	(17)
April 30, 2019	$27,237	$(26,109)	$1,128

Intangible assets, all finite lived, consist of the following:

	April 30, 2019			July 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,992)	$35	$11,027	$(10,980)	$47
Customer relationships	11,745	(10,652)	1,093	11,836	(9,997)	1,839
Website and acquired content	1,008	(1,008)	—	1,008	(1,008)	—
Licensed technology and other	483	(483)	—	483	(483)	—
Trademarks	2,974	(2,974)	—	2,993	(2,993)	—
Total	$27,237	$(26,109)	$1,128	$27,347	$(25,461)	$1,886

At April 30, 2019, information with respect to intangibles assets acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8 -15 years	1 year
Other intangibles	10 years	4 years

At April 30, 2019, the weighted average remaining useful life of intangible assets is approximately one year.

Note 7 - Loan Payable

In connection with the purchase of our new facility, on November 27, 2018, a wholly-owned subsidiary (the ““mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4,500 for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $72 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $69 at April 30, 2019. At April 30, 2019, the balance owed by the subsidiary under the mortgage agreement was $4.4 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of April 30, 2019.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial covenants. As of April 30, 2019, required financial covenants have been met.

We assumed from the seller an operating lease for a current tenant at the facility which runs to December 2019. Rental income from the assumed lease is included in other income.

Minimum future annual principal payments under the mortgage agreement as of April 30, 2019, are as follows:

April 30,
	2020	$134
	2021	142
	2022	149
	2023	157
	2024	165
	Thereafter	3,691
		4,438
Less:	Current portion	(134)
	Unamortized mortgage costs	(69)
Mortgage loan, non-current, net		$4,235

Note 8 – Accrued Liabilities

Accrued liabilities consist of the following:

	April 30, 2019	July 31, 2018
Payroll, benefits, and commissions	$4,848	$4,870
Professional fees	592	811
Legal	167	2,121
Other	2,850	2,252
	$8,457	$10,054

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

During the nine months ended April 30, 2019 and 2018, the Company did not sell any shares of Common Stock under the Sales Agreement.

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

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Stock options	$197	$202	$718	$609
Restricted stock	2	2	7	8
	$199	$204	$725	$617

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
Selling, general and administrative	$199	$204	$725	$617
	$199	$204	$725	$617

No excess tax benefits were recognized during the nine month periods ended April 30, 2019 and 2018.

Stock Option Plans

The following table summarizes stock option activity during the nine month period ended April 30, 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2018	1,882,116	$4.96
Awarded	712,821	2.81
Exercised	(238,230)	2.69		$117
Cancelled or expired	(3,500)	5.86
Outstanding at end of period	2,353,207	4.53	3.1 years	$496
Exercisable at end of period	1,215,231	5.24	1.0 years	$22

As of April 30, 2019, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $1.2 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is seventeen months.

The intrinsic value of in the money stock option awards at the end of the period represents the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options.

During the three months ended April 30, 2019 certain directors and officers of the Company exercised 203,511 stock options in non-cash transactions. The officers and directors received 23,376 net shares of common stock. The Company did not receive any proceeds from this exercise. The net shares issued represent the difference between the fair market value of the options on the date of exercise less the strike price cost to exercise the options.

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

During fiscal year 2018 and 2019, the Company awarded PSUs to its executive officers, this award provides for the grant of shares of our common stock at the end of a three–year period based on the achievement of average revenue growth and adjusted EBITDA growth over that period. As of April 30, 2019, the Company did not accrue any compensation expense for these PSU’s as the three-year performance period has just begun and achievement of the growth goals is currently not probable.

The following table summarizes PSU’s granted:

Period Ending	Total Grant	Fair Market Value At Grant Date (000s)
7/31/2018	32,000	$141
1/31/2019	80,500	$225

Restricted Stock Awards

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of April 30, 2019, there were 1,628 shares of unvested restricted stock which have a weighted average award price of $6.00 per share. As of April 30, 2019, there was approximately $10 of unrecognized compensation cost related to these unvested shares of restricted stock to be recognized over a weighted average remaining period of approximately twenty-one months. There were no awards made during the nine months ended April 30, 2019. During the nine months ended April 30, 2019, 985 restricted stock awards vested whose fair value was approximately $4.

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 1,222,000 shares as of April 30, 2019.

During the nine months ended April 30, 2019, the Company contributed $832 to match its employees’ 401(k) contributions by issuing 315,472 shares of its common stock representing the fair value of the shares at the match date, and adjusted common stock and additional paid in capital by the same amount.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2019

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$11,751	$7,911	—	—	$19,662

Operating costs, expenses and legal settlements, net:
Cost of revenues	10,963	3,397	—	—	14,360
Research and development	31	527	$223	—	781
Selling, general and administrative	5,960	2,923	—	$2,037	10,920
Legal fee expense	35	16	—	206	257
Legal settlements, net	—	(28,925)	—	—	(28,925)
Total operating costs, expenses and legal settlements, net	16,989	(22,062)	223	2,243	(2,607)

Operating income (loss)	(5,238)	29,973	(223)	(2,243)	22,269

Other income (expense):
Interest	(18)	19	—	257	258
Other	6	—	—	64	70
Foreign exchange loss	—	(332)	—	—	(332)
Income (loss) before income taxes	$(5,250)	$29,660	$(223)	$(1,922)	$22,265

Depreciation and amortization included above	$440	$340	$—	$58	$838

Share-based compensation included in above:
Selling, general and administrative	40	24	—	135	199
Total	$40	$24	$—	$135	$199

Capital expenditures	$120	$446	$—	$—	$566

Three months ended April 30, 2018

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$17,737	$7,493	—	—	$25,230

Operating costs and expenses:
Cost of revenues	10,995	3,562	—	—	14,557
Research and development	—	576	$223	—	799
Selling, general and administrative	6,252	2,970	—	$1,799	11,021
Legal fee expense	25	19	—	1,607	1,651
Total operating costs and expenses	17,272	7,127	223	3,406	28,028

Operating income (loss)	465	366	(223)	(3,406)	(2,798)

Other income (expense):
Interest	(22)	12	—	237	227
Other	15	2	—	—	17
Foreign exchange loss	—	(462)	—	—	(462)
Income (loss) before income taxes	$458	$(82)	$(223)	$(3,169)	$(3,016)

Depreciation and amortization included above	$437	$358	$—	$20	$815

Share-based compensation included in above:
Selling, general and administrative	26	17	—	161	204
Total	$26	$17	$—	$161	$204

Capital expenditures	$465	$96	$—	$—	$561
18

Nine months ended April 30, 2019

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$38,048	$22,201	—	—	$60,249

Operating costs, expenses and legal settlements, net:
Cost of revenues	32,956	10,391	—	—	43,347
Research and development	31	1,645	$666	—	2,342
Selling, general and administrative	18,220	8,828	—	$6,339	33,387
Legal fee expense	109	24	—	2,567	2,700
Legal settlements, net	—	(28,925)	—	—	(28,925)
Total operating costs, expenses and legal settlements, net	51,316	(8,037)	666	8,906	52,851

Operating income (loss)	(13,268)	30,238	(666)	(8,906)	7,398

Other income (expense):
Interest	(51)	49	—	761	759
Other	17	—	—	232	249
Foreign exchange loss (gain)	—	(530)	—	—	(530)
(Loss) income before income taxes	$(13,302)	$29,757	$(666)	$(7,913)	$7,876

Depreciation and amortization included above	$1,217	$1,025	$—	$130	$2,372

Share-based compensation included in above:
Selling, general and administrative	118	74	—	533	725
Total	$118	$74	$—	$533	$725

Capital expenditures	$883	$524	$—	$6,147	$7,554

Nine months ended April 30, 2018

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$56,001	$22,257	—	—	$78,258

Operating costs and expenses:
Cost of revenues	34,767	10,828	—	—	45,595
Research and development	—	1,690	$668	—	2,358
Selling, general and administrative	18,454	8,476	—	$6,045	32,975
Legal fee expense	46	47	—	3,689	3,782
Total operating costs and expenses	53,267	21,041	668	9,734	84,710

Operating income (loss)	2,734	1,216	(668)	(9,734)	(6,452)

Other income (expense):
Interest	(70)	35	—	604	569
Other	32	10	—	44	86
Foreign exchange loss	—	143	—	—	143
Income (loss) before income taxes	$2,696	$1,404	$(668)	$(9,086)	$(5,654)

Depreciation and amortization included above	$1,254	$1,039	$—	$57	$2,350

Share-based compensation included in above:
Selling, general and administrative	86	61	—	470	617
Total	$86	$61	$—	$470	$617

Capital expenditures	$1,459	$167	$—	$—	$1,626
19

Note 11 – Contingencies

There are three cases that are on appeal, which were originally brought by the Company in the United States District Court for the District of Delaware (“the Court”), alleging patent infringement against various companies. In 2017, the Court entered summary judgment against the Company that the asserted claims of the ‘180 and ‘405 Patents are invalid for nonenablement in cases involving Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche. The Company appealed the Court’s final judgment of invalidity in those cases to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”), which were subsequently consolidated (“the Consolidated Appeals”). The Federal Circuit heard oral argument in the Consolidated Appeals on January 7, 2019, but it has not issued a ruling or opinion. In the Consolidated Appeals, the Company has asked the Federal Circuit to reverse the Court’s grants of final and summary judgment of invalidity of the asserted claims of the ‘180 and ‘405 patents and to remand the cases against Abbott, Becton Dickinson, and Roche to the Court. In April 2019, the Company entered into an agreement with Hologic and Grifols, resolving litigation resulting from four cases originally brought by the Company in the Court. As a result, Enzo dismissed (1) a stayed patent litigation regarding the ‘180 and ‘197 Patent against Hologic in the Court; (2) the Consolidated Appeals against Gen-Probe and Hologic resulting from two cases filed in the Court, and (3) the Company’s appeal in the Hologic III matter regarding the ‘581 Patent that involved both Hologic and Grifols; Hologic withdrew from Enzo’s Federal Circuit appeal of the Patent Trial and Appeal Board’s adverse rulings in two inter partes review proceedings regarding the ‘197 Patent filed by Hologic (“the ‘197 PTAB Appeals”). Of the original cases filed in the Court, the Abbott, Becton Dickinson, and Roche cases remain on appeal to the Federal Circuit. The ‘197 PTAB Appeals remain pending and are scheduled for argument on July 9, 2019.

Enzo Biochem, Inc. (the “Company”), along with its subsidiaries Enzo Life Sciences, Inc. entered into a Settlement Agreement as of February 5,2019 (the “Agreement) with Roche Diagnostics GmbH and Roche Molecular Systems, Inc. (together, “Roche”) with respect to an action between the Company and Roche before the U.S. District Court, Southern District of New York, Case No 04-CV4046. Roche agreed to pay the Company $21 million in settlement pursuant to the Agreement. The Company received $19.4 million net of attorney contingency payments. This settlement does not affect Enzo’s civil action for patent infringement against Roche in the U.S. District Court for the State of Delaware, Enzo Life Sciences Inc. v. Roche Molecular Systems Inc., et al., civil action No. 12 cv-00106, which remains pending on appeal.

Enzo Biochem, Inc. (the “Company”), along with its subsidiaries Enzo Life Sciences, Inc. entered into a settlement and license agreement as of April 16, 2019 (the “Agreement”) with Hologic, Inc. (“Hologic”), Grifols, S.A., and Grifols Diagnostic Solutions Inc. (together, “Grifols”) to settle all outstanding patent disputes among the parties. The terms of the agreement include one-time payments totaling $14 million to Enzo in exchange for fully paid-up, worldwide licenses to Hologic and Grifols. The Company received $9.5 million net of attorney contingency payments.

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

As described in Note 3, third-party payers, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. During the third fiscal quarter of 2019, a significant third-party payer informed us outside of their typical business practice that they believe it overpaid the Company during certain periods of fiscal 2018. The Company disputes these claims and has formally sent legal appeal letters to the payer. At this time, the Company is unable to determine the probability of the outcome of these appeals or reasonably estimate a range of potential losses associated with this claim.

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

Results of Operations

Three months ended April 30, 2019 compared to April 30, 2018
(in 000s)

Comparative Financial Data for the Three Months Ended April 30,

	2019	2018	Increase (Decrease)	% Change

Revenues	19,662	$25,230	$(5,568)	(22)

Operating costs and expenses:
Cost of revenues	14,360	14,557	(197)	(1)
Research and development	781	799	(18)	(2)
Selling, general and administrative	10,920	11,021	(101)	(1)
Legal fee expense	257	1,651	(1,394)	(84)
Legal settlements, net	(28,925)	—	(28,925)	**
Total operating costs and expenses	(2,607)	28,028	(30,635)	**

Operating income (loss)	22,269	(2,798)	25,067	**

Other income (expense):
Interest	258	227	(31)	(14)
Other	70	17	53	312
Foreign currency loss	(332)	(462)	130	(28)

Income (loss) before income taxes	$22,265	$(3,016)	$25,281	**

** not meaningful

Consolidated Results:

The “2019 period” and the “2018 period” refer to the three months ended April 30, 2019 and 2018, respectively.

Clinical services revenues for the 2019 period were $11.7 million compared to $17.7 million in the 2018 period, a decrease of $6.0 million or 34%. Services revenues were negatively affected by lower genetics testing volume approximating $2.2 million of the total decrease, attributable to increased competition. Services revenues were negatively affected by lower reimbursement rates of $3.6 million, of which $1.7 million is attributable to reduced genetics testing reimbursements as a result of an increase in denial rates and changes to medical and procedural requirements, and $1.9 million attributable to reimbursement rate declines from third party payers and the impact from Protecting Access to Medicare Act (“PAMA”). During the 2019 period, adjustments to estimated collection amounts from third party payers and HMO’s also decreased services revenues by $0.2 million. Total diagnostic testing volume measured by the number of accessions increased approximately 1%. In the normal course of business, estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered.

Products revenues for the 2019 period was $7.9 million compared to $7.5 million in the 2018 period, an increase of $0.4 million or 6% due to higher product order volume in the U.S. partially offset by the negative impact of foreign exchange translation. There was no royalty income in the 2019 period as the license agreement expired near the end of the 2018 period. Royalty income in the 2018 period was $0.1 million.

The cost of clinical services during both the 2019 and 2018 periods was $11.0 million. During the 2019 period, the cost of outside reference lab testing for genetic testing decreased $0.4 million as compared to the 2018 period, but was offset by an increase of $0.3 million for reagent and other test supplies, and an increase in lab salaries of $0.1 million.

Clinical services gross profit margin was 6.7% in the 2019 period and 38.0% in the 2018 period. The decline was due to a change in the mix of tests from higher reimbursed genetic testing in the 2018 period to lower reimbursed routine or esoteric testing in the 2019 period. In addition, gross margin was also negatively impacted by reimbursement pressure from PAMA which has resulted in declining government and third party payer reimbursement rates, and by adjustments described above. PAMA calls for further downward revision of reimbursement rates effective January 1, 2020 and so we expect reimbursement rate pressure to continue to impact our industry and our operations.

The cost of products revenues was $3.4 million in the 2019 period and $3.6 million in the 2018 period, a decrease of $0.2 million or 5% due to mix of products sold and lower compensation expense. The gross profit margin on products was 57.1% in the 2019 period and 52.0% in the 2018 period.

Research and development expenses were $0.8 million in the 2019 and 2018 periods. The expense for Life Sciences Products was $0.6 million in both periods and the expense for the Enzo Therapeutics was $0.2 million in both periods.

Selling, general and administrative expenses were approximately $10.9 million during the 2019 period versus $11.0 million during the 2018 period, a decrease of $0.1 million or 1%. Clinical Services expense decreased $0.3 million as the cost of outside billing and collections activities decreased $0.4 million, partially offset by an increase of $0.1 million in other expenses. The cost of increased sales headcount to market our new molecular diagnostic products for use by other reference labs was offset by lower commissions paid on lower cash collections. The Products expense was unchanged. The Other segment expense increased $0.2 million, due to an increase in office and occupancy related expenses.

Legal fee expense was $0.3 million during the 2019 period compared to $1.7 million in the 2018 period, a decrease of $1.4 million due to the timing of legal activity and related costs associated with on-going litigation and contract dispute where the Company is the plaintiff.

Legal settlements, net were $28.9 million in the 2019 period versus none in the 2018 period. During the 2019 period the Company as plaintiff finalized and executed settlement agreements with Roche ($19.4 million, net), and Hologic Inc. ($9.5 million, net).

Interest income, net was approximately $0.2 million in both the 2019 and 2018 periods and is earned on cash and cash equivalents.

The foreign currency loss during the 2019 period was $0.3 million compared to $0.4 million in the 2018 period, an improvement of $0.1 million or 28%, due to lesser depreciation of the Euro, British pound and Swiss franc versus the U.S. dollar experienced within the Products segment during the 2019 period compared to that of the 2018 period.

Results of Operations

Nine months ended April 30, 2019 compared to April 30, 2018
(in 000s)

Comparative Financial Data for the Nine Months Ended April 30,

	2019	2018	Increase (Decrease)	% Change

Revenues	$60,249	$78,258	$(18,009)	(23)

Operating costs and expenses:
Cost of revenues	43,347	45,595	(2,248)	(5)
Research and development	2,342	2,358	(16)	(1)
Selling, general and administrative	33,387	32,975	412	1
Legal fee expense	2,700	3,782	(1,082)	(29)
Legal settlements, net	(28,925)	—	(28,925)	**
Total operating costs and expenses	52,851	84,710	(31,859)	(38)

Operating income (loss)	7,398	(6,452)	13,850	**

Other income (expense):
Interest	759	569	190	33
Other	249	86	163	190
Foreign currency (loss) gain	(530)	143	(673)	**
Income (loss) before income taxes	$7,876	$(5,654)	$13,530	**

** not meaningful

Consolidated Results:

The “2019 period” and the “2018 period” refer to the nine months ended April 30, 2019 and 2018, respectively.

Clinical services revenues for the 2019 period were $38.0 million compared to $56.0 million in the 2018 period, a decrease of $18.0 million or 32%. Services revenues were negatively affected by lower total testing volume approximating $8.3 million, of which $7.6 million is attributed to genetics testing due to increased competition. Services revenues were negatively affected by lower reimbursement rates of $8.0 million, of which $5.1 million is attributable to reduced genetics testing reimbursements as a result of an increase in denial rates and changes to medical and procedural requirements, and $3.2 million attributable to reimbursement rate declines from third party payers and the impact from PAMA. During the 2019 period, adjustments to estimated collection amounts from third party payers and HMO’s also decreased services revenues by $1.3 million. There were no adjustments in the 2018 period. In the normal course of business, estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered.

Products revenues for the 2019 period was $22.2 million compared to $21.6 million in the 2018 period, an increase of $0.6 million or 3% due to higher product order volume in the U.S. market, which was partially offset by lower product order volume in the international market and the negative impact of foreign exchange translation. There was no royalty income in the 2019 period as the license agreement expired at the end of the 2018 period. Royalty income in 2018 period was $0.6 million.

The cost of clinical services during the 2019 period was $33.0 million as compared to $34.8 million in the 2018 period, a decrease of $1.8 million or 5% primarily due to the change in test mix, especially the decline in genetic testing volume. The components of the decrease are $2.8 million for outside reference lab testing costs and internalizing the use of our AMPIPROBE® technology platform, partially offset by increases in reagent and other test supplies of $0.4 million, compensation related expenses of $0.4 million and other lab expenses of $0.2 million.

Gross profit margin was 13.4% in the 2019 period and 37.9% in the 2018 period. The decline was due to a change in the mix of tests from higher reimbursed genetic testing in the 2018 period to lower reimbursed routine or esoteric testing in the 2019 period. In addition, gross margin was also negatively impacted by reimbursement pressure from PAMA which has resulted in declining government and third party payer reimbursement rates and by adjustments described above. PAMA calls for further downward revision of reimbursements rates effective January 1, 2020 and so we expect reimbursement rate pressure to continue to impact our industry and our operations.

The cost of products revenues was $10.4 million in the 2019 period and $10.8 million in the 2018 period, a decrease of $0.4 million or 4% due to the mix of products sold and lower compensation expense. The gross profit margin on products was 53.2% in the 2019 period and 50.0% in the 2018 period.

Research and development expenses were $2.3 million in the 2019 and 2018 periods. The expense for Life Sciences Products was $1.6 million in both periods and the expense for the Enzo Therapeutics was $0.7 million in both periods.

Selling, general and administrative expenses were approximately $33.3 million during the 2019 period versus $33.0 million during the 2018 period, an increase of $0.3 million or 1%. Clinical Services expense decreased $0.3 million, due to a decrease of $1.1 million in outside billing and collections expenses, partially offset by the cost of increased headcount to market our new molecular diagnostic products for use by other reference labs of approximately $0.3 million, and increases in the cost of information technology, billing operations, and professional fees totalling $0.5 million. The Products expense increased $0.3 million due to increased headcount focused on sales, marketing and business development of our diagnostic platform technologies. The Other segment expense increased $0.3 million due to office and occupancy related expenses and health care costs.

Legal fee expense was $2.7 million during the 2019 period compared to $3.8 million in the 2018 period, an increase of $1.1 million due to the timing of legal activity and related costs associated with on-going litigation and contract dispute where the Company is the plaintiff.

Legal settlements, net were $28.9 million in the 2019 period versus none in the 2018 period. During the 2019 period the Company as plaintiff finalized and executed settlement agreements with Roche ($19.4 million, net), and Hologic Inc. ($9.5 million, net).

Interest income, net increased $0.2 million in the 2019 period due to increased interest rates earned on cash and cash equivalents.

The foreign currency loss during the 2019 period was $0.5 million compared to a gain of $0.2 million in the 2018 period, an unfavorable variance of $0.7 million, due to the significant depreciation of the Euro, British pound and Swiss franc versus the U.S. dollar experienced within the Products segment during the 2019 period compared to that of the 2018 period.

Liquidity and Capital Resources

At April 30, 2019, the Company had cash and cash equivalents and restricted cash of $64.8 million of which $0.4 million was in foreign accounts, as compared to cash and cash equivalents of $60.0 million, of which $0.4 million was in foreign accounts at July 31, 2018. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $70.5 million at April 30, 2019 compared to $63.0 million at July 31, 2018. The increase in working capital of $7.5 million was primarily due to the legal settlements offset by net changes in operating assets and liabilities.

Net cash provided by operating activities during the 2019 period was approximately $8.0 million as compared to cash used in operating activities of $0.5 million during the 2018 period, an increase of approximately $8.5 million. The increase is mainly due to the change in net income of $12.4 million as a result of two legal settlement agreements offset by net changes in assets and liabilities of $4.7 million.

Net cash used in investing activities in fiscal 2019 and 2018 was approximately $7.6 million and $1.7 million, respectively. The increase in the 2019 period is mainly due to the purchase of our new facility.

Net cash provided by financing activities in fiscal 2019 $4.4 million as compared to $0.5 million in fiscal 2018. The change of $3.9 million is mainly due to a mortgage agreement entered into for the purchase of our new facility.

The mortgage agreement, which provides for a loan of $4.5 million for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of $30. At April 30, 2019, the balance owed under the mortgage agreement was $4.4 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of April 30, 2019. See Note 7 – Loan Payable.

The Company believes that its current cash and cash equivalents level, utilization of the Controlled Equity Offering program if necessary, and the net proceeds received under the legal settlement agreements with Roche, Hologic and Grifols during fiscal 2019 are sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months, although there can be no assurance that future events will not alter such view. We expect our cash reserves will be reduced over the next four quarters as we implement our strategy of developing innovative diagnostic platforms and assays for use by independent labs. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of our Form 10-K for the year ended July 31, 2018, and updated in Item 1A. “Risk Factors” in this Form 10-Q, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon Enzo Biochem, Inc.’s consolidated financial statements, certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted, as permitted under rules promulgated by the Security and Exchange Commission. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and judgments also affect related disclosure of contingent assets and liabilities.

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

During the three months ended April 30, 2019 and 2018, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 89.1% and 85.1%, respectively, of gross billings. During the nine months ended April 30, 2019 and 2018, the contractual adjustment percentages, determined using current and historical reimbursements statistics, were 88.4% and 84.7%, respectively. In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of molecular tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical services revenues of approximately $3.3 million and $3.8 million for the nine months ended April 30, 2019 and 2018, respectively, and a change in the net accounts receivable of approximately $0.5 million as of April 30, 2019.

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

The following is a table of the Company’s net accounts receivable by services and by products. Net receivables for Clinical Services are detailed by billing category and as a percent to its total net receivables. At April 30, 2019, and July 31, 2018, approximately 66% and 75%, respectively, of the Company’s net accounts receivable relates to its services business, which operates in the New York, New Jersey and Connecticut medical communities.

The accounts receivable balance for Products includes $1.2 million or 30% and $1.1 million or 32% of foreign receivables as of April 30, 2019 and July 31, 2018, respectively.

Net accounts receivable

Billing category	As of April 30, 2019		As of July 31, 2018
Clinical Services
Third party payers	$3,210	44%	$4,692	48%
Patient self-pay	2,363	32	2,010	20
Medicare	1,287	17	1,740	18
HMO’s	537	7	1,329	14
Total Clinical Services	7,397	100%	9,771	100%
Total Products	4,044		3,376
Total accounts receivable	$11,441		$13,147
28

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

As of April 30, 2019	Total	%	Third Party Payers	%	Medicare	%	Self-Pay	%	HMO’s	%
1-30 days	$20,484	46	$13,048	48	$3,751	42	$1,392	22	$2,293	91
31-60 days	7,701	17	4,828	18	1,255	14	1,482	23	136	5
61-90 days	4,496	10	2,830	10	725	8	924	14	17	1
91-120 days	3,768	8	2,253	8	773	9	715	11	27	1
121-150 days	1,787	4	986	4	373	4	421	7	7	—
Greater than 150 days	6,760	15	3,213	12	2,045	23	1,453	23	49	2
Totals	$44,996	100%	$27,158	100%	$8,922	100%	$6,387	100%	$2,529	100%

As of July 31, 2018	Total	%	Third Party Payers	%	Medicare	%	Self-Pay	%	HMO’s	%
1-30 days	$22,788	47	$14,886	48	$4,102	46	$864	15	$2,936	90
31-60 days	6,821	14	4,540	15	1,069	12	995	17	217	7
61-90 days	4,526	9	2,877	9	784	9	843	15	22	1
91-120 days	3,460	7	2,307	8	463	5	666	11	24	1
121-150 days	2,705	6	1,602	5	490	6	601	10	12	—
Greater than 150 days	8,357	17	4,481	15	1,976	22	1,862	32	38	1
Totals	$48,657	100%	$30,693	100%	$8,884	100%	$5,831	100%	$3,249	100%

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

The Company tests goodwill and long-lived assets annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill and long-lived assets for impairment, the Company has the option to perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform a quantitative test in assessing goodwill and long-lived assets for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it identifies the reporting units and compares the fair value of each of these reporting units to their respective carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is higher than its fair value, the impairment charge is the amount by which the carrying amount exceeds its fair value, not to exceed the total amount of goodwill and intangibles allocated to the reporting unit. As of April 30, 2019, the Company determined that indicators of potential impairment of goodwill existed for the Clinical Services unit due to the recent decline of its revenues. The Company determined that no impairment charge was necessary, based on a quantitative analysis.

Restricted Cash

As of April 30, 2019 the Company had a mortgage collateralized by a money market account of $750 to the benefit of the mortgagee of the Company’s recently purchased building. This restricted cash was classified as other assets as of April 30, 2019.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at April 30, 2019, our assets and liabilities would decrease by $0.4 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $0.9 million and $0.2 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.5 million on an annual basis.

Interest Rate Risk

As of April 30, 2019, we have fixed interest rate financing on a building mortgage and on transportation and equipment leases.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan to Remediate Material Weaknesses

As of April 30, 2019, we are in the process of remediating the material weaknesses over financial reporting identified and reported in our Form 10-K for the fiscal year ended July 31, 2018 related to (1) insufficient controls to fully and timely take into account changes in the business environment and experience with ultimate collection from third-party payers in the determination of contractual adjustment amounts and collectability of accounts receivable and (2) inadequate information technology controls intended to control change management, program access and monitoring; however, the material weaknesses cannot be considered remediated until the procedures designed to address the deficient controls have been tested for effectiveness.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2018 filed with the Securities and Exchange Commission, other than as noted in Note 11 to the Consolidated Financial Statements as of April 30, 2019.

Item 1A.	Risk Factors

The risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018 are updated to include the following:

Risk relating to our debt

Our use of leverage may expose us to substantial risks

As of April 30, 2019, we had $4.4 million in borrowings under a ten year mortgage agreement with Citibank, N.A., which bears a fixed interest rate of 5.09% per annum. We may incur additional indebtedness in the future. Accordingly, we are exposed to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. The mortgage agreement includes customary affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. Our ability to maintain our compliance with these covenants is dependent on our financial performance, which is influenced by a number of factors. Violation of any of these covenants would result in an event of default under the mortgage agreement. Upon the occurrence of an event of default that is not cured or waived, the lender would have the ability to accelerate the repayment of all amounts then outstanding under the mortgage agreement.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: June 10, 2019	by:	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director
33