Form 10-K
period 2019-07-31
ENZO BIOCHEM INC
filed 2019-10-15
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-09974

ENZO BIOCHEM, INC.
(Exact name of registrant as specified in its charter)

New York	13-2866202
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

527 Madison Ave.
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 583-0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	ENZ	The New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes    ☐   No    ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $164,485,000 as of January 31, 2019.

The number of shares of the Company’s common stock, $.01 par value, outstanding at September 30, 2019 was 47,556,807.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 9, 2020 are incorporated by reference into Part III of this annual report.

PART I

Item 1. Business

Overview

Enzo Biochem, Inc. (the “Company” “we”, “our” or “Enzo”) is an integrated diagnostics, clinical lab, and life sciences company focused on delivering and applying advanced technology capabilities to produce affordable reliable products and services that enable our customers to meet their clinical needs. Through a connection with the market, we provide advanced biotechnology solutions to the global community as affordable and flexible quality products and services. We develop, manufacture and sell our proprietary technology solutions and platforms to clinical laboratories, specialty clinics, researchers and physicians globally. Enzo’s structure and business strategy represent the culmination of years of extensive planning and work. The Company has the unique ability to offer low cost, high performance products and services for diagnostic testings, which ideally positions us to capitalize on the reimbursement pressures facing diagnostic labs. Our pioneering work in genomic analysis coupled with our extensive patent estate and enabling platforms have positioned the Company to continue to play an important role in the rapidly growing molecular medicine marketplaces.

Enzo develops low cost diagnostic platform products and related services. Our platform development includes automation-compatible reagent systems and associated products for sample collection and processing through analysis. We develop affordable products and services to improve healthcare, one of the greatest challenges today. Enzo combines over 40 years of expertise in technology development with assay development capabilities and diagnostic testing services to create high performance, cost-effective, and open assay solutions. The ability to combine these assets in one company is unique. With our strong intellectual property portfolio integrated with assay development know-how, production, distribution, validation and services capabilities, we have enabled sustainable products and services for a market that is facing increasing pressure in costs and reimbursement

Enzo technology solutions and platforms and unique operational structure are designed to reduce overall healthcare costs for both government and private insurers. Our proprietary technology platforms reduces our customers’ need for multiple, specialized instruments, and offer a variety of high throughput capabilities together with a demonstrated high level of accuracy and reproducibility. Our genetic test panels are focused on large and growing markets primarily in the areas of personalized medicine, women’s health, infectious diseases and genetic disorders.

For example, our AMPIPROBE® technology platform can lead to the development of an entire line of nucleic acid clinical products that can allow laboratories to offer a complete menu of services for this $7 billion plus growing market at a cost that allows them to enjoy an acceptable margin. Our technology solutions provide tools to physicians, clinicians and other healthcare providers to improve detection, treatment and monitoring of a broad spectrum of diseases and conditions. In addition, reduced patient to physician office visits translates into lower healthcare processing costs and greater patient services.

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprised of 406 issued patents worldwide and over 75 pending patent applications, along with extensive enabling technologies and platforms.

Operating Segments

We are comprised of three interconnected operating segments which have evolved out of our core competencies involving the use of nucleic acids as informational molecules and the use of compounds for immune modulation and which have been augmented by previous acquisitions of a number of related companies. Information concerning sales by geographic area and business segments for the years ended July 31, 2019, 2018 and 2017 is located in Note 16 in the Notes to Consolidated Financial Statements.

Below are brief descriptions of each of our operating segments:

Enzo Clinical Lab is a clinical reference laboratory providing a wide range of clinical services to physicians, medical centers, other clinical labs and pharmaceutical companies. The Company believes having a Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified and College of American Pathologists (“CAP”) accredited medical laboratory located in New York provides us the opportunity to more rapidly introduce cutting edge products and services to the clinical marketplace. Enzo Clinical Labs offers an extensive menu of molecular and other clinical laboratory tests and procedures used in patient care by physicians to establish or support a diagnosis, monitor treatment or medication, and search for an otherwise undiagnosed condition. Our laboratory is equipped with state-of-the-art communication and connectivity solutions enabling the rapid transmission, analysis and interpretation of generated data. We operate a full service clinical laboratory in Farmingdale, New York, a network of over 30 patient service centers throughout New York, New Jersey and Connecticut, two free standing “STAT” or rapid response laboratories in New York City and Connecticut, an in-house logistics department, and an information technology department. Under our license in New York State, we are able to offer testing services to clinical laboratories and physicians nationwide.

Enzo Life Sciences manufactures, develops and markets products and tools for clinical research, drug development and bioscience research customers worldwide. Underpinned by broad technological capabilities, Enzo Life Sciences has developed proprietary products used in the identification of genomic information by laboratories around the world. Information regarding our technologies can be found in the “Core Technologies” section. We are internationally recognized and acknowledged as a leader in the development, manufacturing validation and commercialization of numerous products serving not only the clinical research market, but also the life sciences markets in the fields of cellular analysis and drug discovery, among others. Our operations are supported by global operations allowing for the efficient marketing and delivery of our products around the world.

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. Enzo Therapeutics has focused its efforts on developing treatment regimens for diseases and conditions for which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 100 patents and patent applications.

The Company’s primary sources of revenue have historically been from the clinical laboratory services provided to the healthcare community and product revenues, royalty and licensing of Enzo Life Sciences’ products utilized by customers worldwide. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2019, 2018 and 2017 (in thousands and percentages):

Fiscal year ended July 31,	2019		2018		2017
Clinical laboratory services	$51,115	63%	$71,077	70%	$74,689	71%
Product revenues	30,055	37	29,224	29	29,192	28
Royalty and license fee income	—	—	712	1	1,205	1
Total	$81,170	100%	$101,013	100%	$105,086	100%

Markets

Clinical diagnostics

The U.S. clinical diagnostics market has been reported by industry sources to be greater than $25 billion per year nationally and over $60 billion worldwide. It is comprised of a broad range of tests based on clinical chemistry, microbiology, immunoassays, genomics, proteomics, gene expression profiling, blood banking, and cancer screening assays through histology as well as newer bodily fluid based approaches.

Many of these tests employ traditional technologies such as cell culture technologies.

Immunoassays are based on the use of antibody biomarkers directed against a specific target or antigen to detect that antigen in a patient sample. Cell culturing techniques involve the growth, isolation and visual detection of the presence of a microorganism and often its susceptibility to FDA approved drugs.

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

According to industry sources, the market for molecular diagnostic tools, assays and other products is currently more than $7 billion per year, and is acknowledged as one of the fastest growing segments in the in-vitro diagnostics industry, growing at more than twice the rate of traditional diagnostics. Contributing to this growth are, among other factors:

•	the increasing number of diagnostic tests being developed from discoveries in genomic research;
•	advances in formats and other technologies that automate and accelerate gene-based diagnostic testing;
•	growing emphasis by the healthcare industry on early diagnosis and treatment of disease and;
•	application of gene-based diagnostics as tools to match therapies to specific patient genetics, commonly referred to as pharmacogenomics or companion diagnostics.

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

Therapeutics

We believe our core technologies have broad diagnostic and therapeutic applications. We have focused our efforts on discovering how best to treat pathologies associated with growth or metabolic control and immune-mediated diseases, including autoimmune diseases and cancers. Although the causes of disorders such as Crohn’s disease, autoimmune uveitis and non-alcoholic steatohepatitis (NASH) remain unknown, various features suggest immune system involvement in their pathogenesis.

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

Strategy

Our strategy is focused on offering quality and affordable testing solutions to high volume market segments where reimbursement pressures have caused challenges for our customers within these segments. Our customers need cost of goods savings. To achieve this, we have taken common workflows and applied Enzo’s innovative technical expertise to each platform part in order to achieve integrative cost effective solutions.

Our objective is to develop and manufacture high value, affordable and reliable diagnostic products and services using our proprietary technologies to allow our customers to meet their clinical needs. Our proprietary technology platforms, if successful, will alter the existing business models and improve economics across the healthcare industry. Our strong intellectual property estate provides freedom to operate and compete in a rapidly growing molecular diagnostic healthcare marketplace.

We believe our expertise in developing and marketing proprietary technology platforms uniquely positions Enzo to provide products and services that will change the fundamental relationship between molecular diagnostic companies and clinical laboratories. Our technology platforms will provide economic and market optionality to use Enzo’s products and services for margin improvement. As such, clinical laboratories will be able to enter and compete in markets that until now have been out of reach due to poor economic standing caused by high costs of reagents and equipment rental arrangements from molecular diagnostic companies coupled with lower reimbursement from governmental payers and commercial healthcare insurers.

Our objective allows clinical laboratories to purchase low cost reagents and kits to be run on open system platforms already in use in their labs, or to use Enzo as a low cost reference laboratory. Enzo’s integrated business model not only provides benefits to clinical laboratories, but also to insurance providers who will benefit from more clinical laboratories being able to compete for testing services with national laboratories.

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

By developing a broad technology base, we are positioned for a robust flow of products and services that will provide medically relevant, cost effective solutions easily adaptable to the workflow of the clinical laboratory, and its ability to do so is based on several factors, including:

•	The Company’s integrated structure that enables it to internally develop and advance products seamlessly from innovation through validation and commercialization.
•	The unique ability to deliver high performance, easily adaptable products and services that are also cost effective for independent labs as well as Enzo’s own clinical lab in a steadily declining reimbursement environment
•	Ample finances with which to execute and follow through on the Company’s integrated strategy.

Increase investment in research and development & product development

We are increasing our research and development efforts to develop new leading edge solutions in the rapidly growing molecular diagnostic marketplace, as well as in the important segments of Anatomical Pathology, Cytology and Immunohistochemistry.

Our development activities are directed to each step of the clinical testing process, from sample collection and processing through analysis. Our goal is to manufacture the components required for each step in the diagnostic process for integration into an open platform. Enzo’s system solutions will enable clinical laboratories to more effectively participate in the diagnostics market where declining reimbursements and rigid costs from suppliers currently prevail.

Current technology platforms under development include:

•	AMPIPROBE® Genetic Amplification Platform – easily adaptable, affordable, real time DNA amplification and detection
•	FLOWSCRIPT® Gene Expression Platform – enhanced flow cytometry for single cell analysis
•	POLYVIEW PLUS® Enhanced Immunohistochemistry – optimized reagents for clear, consistent immunohistochemistry and in situ hybridization results moving Pathology to the next generation
•	Enhanced Immunoassays – pushing sensitivity to expand immunoassay applications

Enzo’s proprietary platforms and the related assays developed can provide more sensitive diagnostic information at lower costs than many other currently marketed tests. The Company designs its products to be able to work with lower specimen volume which not only allows the laboratories to run more tests from of a single clinical specimen, but also may reduce the need for patients to submit additional samples, thus reducing unnecessary physician visits. The Company’s newly approved assays are the forerunners of a comprehensive line of diagnostic solutions under development by Enzo to address the critical needs of clinical laboratories that are often locked into closed-system contracts with molecular diagnostics suppliers which, with ever-declining reimbursements, reduce or even eliminate operating margins.

New Molecular Diagnostic platform

Enzo has developed and validated a new molecular diagnostics platform which, unlike current closed system platforms, has an open access feature, flexibility and compatibility with a full clinical workflow. It is believed to be uniquely characterized as an automated, clinically compatible, open platform that operates with multiple reagents and sample types allowing for cost savings and Laboratory Developed Tests (LDTs), while remaining comparable with FDA-approved products. It has been optimized to fully address existing clinical work flows while also providing the flexibility to develop and incorporate new work flows. The clinical diagnostic industry is challenged by declining reimbursements and high reagent costs associated with “closed systems” diagnostic platforms that prohibit the use of third-party reagents. The new Enzo “open system” molecular diagnostic platform is compatible with existing sample collection devices. It runs on a standardized, simplified sample processing (fluid handling and nucleic acid isolation) and amplification/detection workflow, and was designed to provide high performance and adaptable solutions to existing lab workflow, while addressing the critical need for lower cost solutions. The platform is compatible with a sample input capacity up to 1 ml of whole blood, serum, plasma, urine, gynecological and non-gynecological specimens, and offers high throughput, 96-well plate molecular testing in less than four hours run time. At full capacity, the platform can process as many as three 96-well plates (268 samples total) in about eight hours for most of the company’s tests. Using our proven AMPIPROBE® technology, Enzo has developed multi-target viral load assays and multi-target DNA-based women’s health assays optimized for the new automated, open system platform, and is currently in the process of developing a screening assay for oncogenic forms of HPV. The platform has current compatibility with more than sixteen (16) Enzo-developed clinical tests in the areas of sexual health (STIs), women’s health, virology, upper respiratory infections, plus others, with a built-in capacity to run new or esoteric laboratory developed tests.

Continue to commercialize new platforms for molecular diagnostics via multiple channels

We have developed several enabling platform technologies that may have utility in the development of a new generation of molecular diagnostic products designed to meet the needs of the current clinical marketplace. Our lead solution is the AMPIPROBE® platform, which is our proprietary target amplification and detection technology that has been shown to require substantially less starting material than conventional methods such as polymerase chain reaction (PCR) based products. With the AMPIPROBE® platform it may be possible to increase the number of analytes that can be assayed from a single clinical specimen, which in turn may reduce the need for physicians to recall patients to obtain additional clinical material for testing. In addition by increasing the number of analytes tested in a single clinical preparation, the AMPIPROBE® platform may be able to produce diagnostic tests at a significantly lower cost than conventional assays. Moreover, the need for less starting material may also lead to diagnostic tests with improved sensitivity, thus allowing detection of certain analytes present in minute quantities that are below the limit of detection of conventional assays. With several AMPIPROBE® assays already developed and validated, we continue to invest in the development of a consistent pipeline of additional assays.

The FLOWSCRIPT® Gene Expression platform is another unique technology translation offering additional alternatives to common molecular assays. We have already introduced the first product using our FLOWSCRIPT® platform technology for the identification of gene expression in clinical samples specifically detection of mRNA from Human papillomavirus (HPV) oncogenes E6 and E7. Overexpression of these HPV oncogenes promotes the growth of malignant cells, leading to the development of cervical cancer. The FLOWSCRIPT® technology platform is a proprietary, flow cytometry-based molecular detection system for the multiplex analysis of cell function and identity that was developed by cross-functional teams at Enzo. The HPV E6/E7 assay is the first product to utilize this novel platform. Analysis is performed on a small volume of a liquid cytology specimen and can thus be easily incorporated as a reflex test measure following abnormal Pap smear results. The assay, and the platform on which it is based, allows for the simultaneous analysis of several different genes expressed in every cell in a given sample. In this manner, it is possible to produce clinically relevant data at the single cell level. Unlike other assays that study mRNA expression, FLOWSCRIPT® assays are performed using a homogeneous system that eliminates washing steps that can reduce fluctuation of results. Additionally, the assay’s use of an external control improves run-to-run consistency. As a result, both hands on time and the number of steps are reduced, allowing for improved economics. In data presented at a 2015 pathology conference in Italy, Enzo’s assay was shown to produce reliable and consistent results near the limit of assay detection. Furthermore, Enzo anticipates using this platform for a multitude of applications such as study of other cancers and the evaluation of an individual’s immune state as well as products targeted to the drug development market, among others.

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

Expand platform development to other important, but financially stressed, diagnostic areas

Enzo’s POLYVIEW PLUS® Enhanced Immunohistochemistry platform offers solutions within the area of Anatomical Pathology through optimized assays for clear, consistent immunohistochemistry and in situ hybridization results moving Pathology to the next generation. This platform has been used in conjunction with validated biomarkers for detecting cancers and their progression especially in the areas of women’s health.

Maximize our resources by collaborating with others in therapeutics research and commercialization activities

We enter into research collaborations with leading academic and other research centers to augment our core expertise on specific programs.

Our clinical trial of OPTIQUEL® is a direct result of a research collaboration; we acquired the rights and intellectual property to this candidate drug and technology intended for use in the treatment of autoimmune uveitis. Working with scientists and physicians in the United States and abroad, Enzo continued drug development to the stage of a clinical trial.

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

Exploit our marketing and distribution infrastructure

Enzo Life Sciences maintains relationships with academic and commercial groups worldwide in sourcing and commercializing high value reagents developed by leading researchers. We have also developed a sales and marketing infrastructure to directly service our end users such as clinical laboratories, researchers and pharmaceutical companies, while simultaneously positioning the Company for targeted product line expansion. Our global sales, marketing, manufacturing, product development and distribution infrastructure is integrated and consolidated as a single global business. Enzo Life Sciences operates, under its own name, worldwide through wholly owned subsidiaries (in USA, Switzerland, Benelux, Germany, and the UK), a branch office in France and a network of third party distributors in most other significant markets worldwide. Our comprehensive product portfolio allows us to deliver integrated solutions to basic researchers, drug developers and clinical researchers around the globe. Our research allows us to provide solutions in all key research areas including: Genomics, Cell Biology, Biomarker Detection, and in a multitude of applied research markets including: Bioprocess, Personal Care, Cancer Research, and Neuroscience to name a few.

Expand and protect our intellectual property estate

Since our inception, we have followed a strategy of creating a broadly encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During fiscal 2019, we were issued 74 patents and expanded our patent estate in the area of nucleotides, amplification, labeling and detection, among others.

Product Development and Pipeline

Enzo is committed to delivering a robust line of products and services that will provide medically relevant, cost effective solutions that are easily adaptable to the workflow of clinical laboratories. The Company’s integrated Life Sciences-Clinical Labs structure continues to be instrumental in its ability to seamlessly develop and advance products from innovation and manufacturing in our life sciences group to validation and commercialization through our clinical laboratory.

The Company’s development pipeline includes an extensive line of assays for detection of numerous women’s health infectious agents, particularly sexual health infections (STIs) as well as for the identification of other pathogens. The Company is also developing a proprietary line of products designed to aid pathologists in differentiating the characteristics of various tumors from biopsy specimens. The Company’s molecular products and services are targeted at a market currently estimated to be in excess of $7 billion annually.

Since 2015 we have had 8 submissions and approvals on AMPIPROBE® products from the New York State Department of Health for clinical analysis based on Enzo’s proprietary technology platforms. The comprehensive program includes 16 analytes and multiple specimen source and collection devices.

We have received approval of AMPIPROBE® HCV Assay for the quantitative detection of Hepatitis C and AMPIPROBE® HBV Assay for the quantitative detection of Hepatitis B. These assays are based on the proprietary nucleic acid amplification and detection technology platform which was the first in a line of products to be developed at Enzo to address the critical needs of the molecular diagnostics market and serves as validation of Enzo’s unique business strategy and structure. We were granted final approval of AMPIPROBE® Candidiasis Assay. This multiplex assay is designed to identify the presence of five of the most common species of Candida from a single vaginal swab. Industry estimates put the number of tests performed for the identification of Candida at over 10 million per year in the US alone. It is also estimated that over 70% of women will develop a Candida infection during their reproductive lifetime. While an independent assay, it will also serve as a component of a comprehensive women’s health panel. We were granted final approval for three additional women’s health related molecular diagnostic tests for use with the Company’s versatile and economic AMPIPROBE® platform. Approval was given for a real-time PCR-based method for qualitative detection of Neisseria gonorrhoeae, Chlamydia trachomatis and Trichomonas vaginalis in vaginal swab specimens. The Company’s AMPIPROBE®-based pipeline includes an extensive line of assays for identification of additional women’s health infectious diseases as well as for the quantification of viral load in serum or plasma specimens. This proprietary technology platform is the foundation of our ever-increasing line of medically relevant, cost-effective and easily adaptable solutions for clinical laboratories. We were granted conditional approval of another women’s health infectious disease diagnostic panel, which when combined with the Company’s previously approved panels, makes for one of the most comprehensive, efficient and affordable diagnostic products and services on the market today. A variety of infections, including sexually transmitted ones, are detected from a single vaginal swab collection via the Company’s proprietary, versatile and cost-effective AMPIPROBE® platform. In July 2019, we announced the New York State Health Department approval for AmpiProbe Neisseria gonorrhea (NG) and Chlamydia trachomatis (CT) DNA tests with oral (pharangeal) and rectal specimens. This expands the Company’s menu allowing Enzo to provide one of the most comprehensive panels for STI testing for not only women but also men, who represent a rapidly growing segment for such testing. These assays are an important addition to Enzo’s expanding line of women’s health products, while also helping to solidify Enzo’s position as a leading full service women’s health lab.

In 2016, we were granted conditional approval of PLAQPRO™ Lp-PLA2 Assay. This is a biochemical activity assay designed to identify lipoprotein-associated phospholipase A2, a marker associated with the potential for coronary heart disease. The PLAQPRO™ Lp- PLA2 Assay can be useful as part of a cardiac testing panel for individuals at intermediate or high risk for developing coronary heart disease. Early identification of increased risk of developing coronary heart disease offers the opportunity to adjust patient lifestyles or utilize medical interventions to reduce risk. The assay was developed using the Company’s strong expertise in assay development, antibody production, small molecule chemistry, and detection technology. This cardiac assay delivers improved consistency and is designed to work on open platform clinical analysis instruments. Enzo continues to support open platform configurations as one of the several factors that contribute value and cost effectiveness, which is vital to today’s clinical labs which are being confronted by shrinking reimbursements.

In January 2018, we validated p16, a marker used extensively as a key diagnostic and prognostic biomarker of several cancers. Enzo’s validated p16 provides clear detection of tissue abnormalities in the field of cancer diagnostics, including cervical cancer’s progression. Additional compounds validated include in-situ HPV probes and antibody markers such as CD138, Ki-67, p53, Vimentin, and prostate cancer markers. P16 complements our POLYVIEW® immunochemistry detection. With current mounting cost and reimbursement pressures, Enzo’s new p16 test provides a highly cost-effective alternative. Other p16 tests on the market have of late become unaffordable as a result of increasing reagent costs outweighing average reimbursements. When p16 is used in combination with Enzo’s POLYVIEW® detection system’s reduction of false-positives, the economics are substantially enhanced. This and other similar compounds comprise a $200 million market.

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

	Expected Availability (1)	Platform
HIV Viral Load	Q2 2020	AMPIPROBE® REAL-TIME AMPLIFICATION AND DETECTION
RNA ISH	Q3 2020	IN SITU HYBRIDIZATION RNA DETECTION
HPV High Risk Screen	Q3 2020	AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION
HSV/VZV	Q4 2020	AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION
Fertility Assay	Q4 2020	ENHANCED IMMUNOASSAY
TH1/TH2	In development	ENHANCED IMMUNOASSAY
Oncology biomarkers	In development	POLYPRO® DETECTION
Biological Sample Collection	In development	Workflow development

(1)	There can be no assurances these products can be successfully developed within these timeframes or available on these dates.

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

Therapeutic Platform Development

Cell Signaling Pathway

The sphingosine pathway is a cell signaling pathway that has been implicated in tumor cell growth and pathological inflammation. The enzyme Sphingosine kinase 1 is a critical enzyme in this pathway that acts by phosphorylating the cellular lipid Sphingosine to Sphingosine 1-Phosphate (S1P), an important biological mediator of tumor cell proliferation and drug resistance in various cancers, and of immune function. The compound SK1-I is Enzo’s proprietary small molecule inhibitor of Sphingosine kinase 1, which the Company is currently developing for the treatment of hepatocellular carcinoma (HCC), the most common form of liver cancer. SK1-I has shown activity against HCC in both in vitro cell culture experiments and in an in vivo xenotransplantation animal model of human HCC.

The compound SK1-I and related compounds, as well as their use in oncology and other therapeutic areas, are covered by a family of issued U.S. patents co-owned by Enzo and Virginia Commonwealth University (VCU) and exclusively licensed by VCU to Enzo. Foreign patent family members have also issued or been allowed.

Wnt Cell Signaling Pathway

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

Through this work, we have identified both small molecules and peptides capable of reversing sclerostin-mediated inhibition of Wnt signalling. Preclinical animal studies with several of the candidate small molecules produced the following results: significant increases in total and femoral bone density through new bone formation; significant reduction in alveolar bone loss; and significant reduction in bone resorption

Oral Immune Regulation

We continue to explore a novel therapeutic approach based on immune regulation. Our immune regulation technology seeks to control an individual’s immune response to a specific antigen in the body. An antigen is a substance that the body perceives as foreign and, consequently, against which the body mounts an immune response. This platform technology is being developed as a means to manage Crohn’s disease.

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

Clinical Laboratory Services

We operate a regional clinical laboratory that offers extensive diagnostic services to New York, New Jersey and Connecticut medical communities. As part of our ongoing strategic growth plan we have recently expanded service to Connecticut and other New England states. Our clinical laboratory testing is utilized by physicians as an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing or anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomical pathology testing is performed on tissues and other samples, such as human cells. Many clinical laboratory tests are considered routine and can be performed by most commercial clinical laboratories.

Tests that are not routine and that require more sophisticated equipment and highly skilled personnel are considered esoteric tests and may be performed less frequently than routine tests.

We offer a comprehensive and broad range of routine esoteric, and molecular diagnostic clinical laboratory tests or procedures. These tests are frequently used in general patient care by physicians to establish or support a diagnosis, to monitor treatment or medication levels, or to search for an otherwise undiagnosed condition.

Our full service clinical laboratory in Farmingdale, New York contains an infrastructure that includes comprehensive information technology applications, logistics, client services and billing departments. We have a network of over thirty strategically located patient service centers and a full service phlebotomy department. Patient service centers collect from patients the specimens as requested by physicians. We also operate two fully equipped STAT laboratories in New York City and Connecticut. A “STAT” lab has the ability to perform certain routine tests quickly and report results to the physician immediately.

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

For fiscal years ended July 31, 2019, 2018 and 2017, respectively, approximately 63%, 71% and 72% of the Company’s revenues were derived from the Clinical Laboratory Services segment. Revenues, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2019, 2018 and 2017 were approximately 21%, 16% and 16%, respectively, of the clinical laboratory services segment’s total revenue. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. Other than the Medicare program, revenues from UnitedHealthcare and Oxford Health Plan represented approximately 36%, 39% and 39%, respectively, of the Clinical Laboratory Services segment’s net revenue for the fiscal year ended July 31, 2019, 2018 and 2017.

At July 31, 2019 and 2018, approximately 63% and 74%, respectively, of the Company’s net accounts receivable was derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its third party payers that insure individuals. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

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

We incur significant additional costs as a result of our participation in Medicare, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex and stringent federal and state regulations including those relating to coverage, billing and reimbursements. Future changes in regulations could further complicate our billing and increase our billing expenses. These additional costs include those related to: (1) complexity added to our billing processes and changes to our reimbursements; (2) training and education of our employees and customers; (3) compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and advance beneficiary notices. The Centers for Medicare & Medicaid Services, or CMS establishes procedures and continuously evaluates and implements changes in the reimbursement process.

The established Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provided for reductions in the Medicare clinical laboratory fee schedule of 1.9% for five years beginning in 2010 and also included a productivity adjustment which reduces the Consumer Price Index (“CPI”) market basket update beginning in 2011..

Diagnostic Products

We are a manufacturer of labeling and detection technologies from DNA to whole cell analysis. Enzo’s products are backed by innovative technology platforms and a deep patent portfolio. With over 40 years of experience, Enzo continues to provide integrated solutions for drug development, pipeline basic research, drug discovery, quality control in drug development and diagnostics. Enzo Life Sciences offers a broad range of high-quality products to advance research including proteins, antibodies, peptides, small molecules, labeling probes, dyes, and kits. Enzo operates in a highly competitive and price-sensitive marketplace and is repositioning itself by narrowing its product mix to concentrate on improved profitability, while also adding staff who are more experienced in operations. We have become a specialized assay supplier as part of our integrated strategic plan to deliver highly efficient, cost-effective assays for our own use and to sell to independent labs. With direct sales operations in the US, Switzerland, Germany, UK, France, and Benelux, Enzo Life Sciences also supports its products through a global network of dedicated distributors.

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

The products produced and supplied include small molecules, proteins, antibodies, peptides, probes, assay kits and custom services. Our comprehensive portfolio of high quality reagents and kits in key research areas are sold to scientific experts in the following fields:

Adipokines	Interferons
Antibiotics	In situ Hybridization
Autophagy/Apoptosis/Cell Death	Kinases/Inhibitors
Biologically Active Peptides	Leukotrienes/Prostaglandins/Thromboxanes
Bone Metabolism	Microarray Labeling
Cancer Research	Multidrug Resistance
Cell Death	Natural Products/Antibiotics
Cell Cycle	Neuroscience Research
Chemokines/Cytokines	Nitric Oxide Pathway
Cytoskeletal Research	Nuclear Receptors
Dependence Receptors	Oxidative Stress
DNA Fragmentation/Damage/Repair	Protein Aggregation
DNA Regulation	Proteosome/Ubiquitin
Epigenetics	Receptors
FISH	Signal Transduction
Growth Factors/Cytokines	Stem Cell/Cell Differentiation
Hypoxia	Stress Proteins/Heat Shock Proteins
Immunology	Toxicology
Immunohistochemistry	TNF/TNF Receptor Superfamily
Viral Signaling	Transcription Factors
Inflammation/Innate Immunity	WNT Research
Metabolism	Immuno-oncology

We maintain the technology and products from acquired brands including Alexis, Biomol International, Assay Designs, and Stressgen. Enzo strategically uses these brands to complete our product portfolio, allowing us to offer complete solutions to researchers in all fields. These brands are complementary to our core expertise in genomics and molecular biology. The Company intends to maintain the rights to the acquired brands which have long product histories. The Company believes the emphasis on the Enzo Life Sciences brand will result in stronger and clearer brand awareness and allow the Company to execute the sale of higher value products and promote more products into the drug development, clinical research and diagnostic markets.

Axxora.com -“The Reagents Marketplace”, Thousands of Reagents, One Marketplace Axxora.com is a proven distribution platform for original manufacturers of innovative research reagents. An increasing number of researchers use our unique marketplace to connect with over 40 specialty manufacturers and gain access to over 100,000 products.

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

In the fiscal years ended July 31, 2019, 2018 and 2017, the Company incurred costs of approximately $3.2 million, $3.2 million, and $2.9 million, respectively, for research and development activities. Starting in fiscal 2018, the Company’s research and development program was refocused to areas that had greater opportunity in molecular diagnostics and immunology chemistry to maximize revenues.

Internal Research Programs

Our professional staff, including 40 with post graduate degrees, performs our internal research and development activities. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, immunology, flow cytometry and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

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

For Clinical Laboratory Services, we focus our sales efforts on obtaining and retaining profitable accounts. We market these services to a broad range of ordering physicians in the metro New York, New Jersey and Connecticut regions through our direct sales force who are supported by client service and patient service representatives. We monitor and where appropriate, change the service levels and terminate ordering physician accounts that are not profitable. We are focusing our efforts to attract and retain clients who participate with the providers with whom we have regional contracts and are consistently looking to add higher value molecular and esoteric testing, both internally developed and with partners, to our menu to assist sales in new account penetration as well as to improve our level of service to existing clients.

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

On May 10, 2019, we announced the issuance of a U.S. patent entitled Sphingosine Pathway Modulating Compounds for the Treatment of Cancers that is directed to methods for treating hepatocellular carcinoma (HCC), the most common human liver cancer, using the compound Ozanimod.

In August 5, 2019 we announced the issuance of a U.S. patent entitled Nucleic Acid Probes for In Situ Hybridization. This patent is related to a new probe technology developed by Enzo and transformative methods of testing using the probes, which allow for significantly more cost effective, simple and scalable processes. These new probes can be used to detect clinically relevant genomic targets with high-sensitivity in cell samples and biopsy tissue obtained from patients.

At the end of fiscal 2019 we owned or licensed 406 patents relating to products, methods and procedures resulting from our internal or sponsored research projects. There can be no assurance that patents will be issued on pending applications or that any issued patents will not be challenged (see Item 3, Legal Proceedings), or that they will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology.

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

REGULATION AFFECTING OUR BUSINESSES

Clinical Laboratory Services

The clinical laboratory industry is subject to significant federal and state regulation, including inspections and audits by governmental agencies. Governmental authorities may impose fines, criminal penalties or take other actions to enforce laws and regulations, including, but not limited to, revocation of a clinical laboratory’s certificate and/or license to operate a clinical laboratory. Changes in regulation may also increase the cost of performing clinical laboratory tests, increase administrative requirements, and/or decrease the amount of reimbursement. Our clinical laboratory and where applicable patient service centers (PSCs) are licensed and accredited as required by law.

CLIA (the Clinical Laboratory Improvement Amendments of 1988 and its implementing regulations) regulates virtually all clinical laboratories in the United States. Among other things, CLIA requires non-exempt clinical laboratories to earn certification from the federal government and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not pre-empt state laws that are more stringent than federal laws. As such, certain clinical laboratories must also meet state specific standards, including inspection, proficiency testing, and personnel requirements. Clinical laboratory certificates, permits, or licenses are also required by various state and local laws, including certain jurisdictions that require an out-of-state clinical laboratory to obtain a license/permit if they accept specimens from the state. Enzo has obtained licenses or permits in the states of New York, New Jersey, Florida, California, Pennsylvania, Maryland, and Rhode Island. Enzo also operates a clinical laboratory in the state of Connecticut.

CLIA assigns testing services into one of three categories on the basis of complexity (waived, moderate complexity and high complexity) and establishes varying requirements depending upon the complexity category of the tests performed. A laboratory that performs high complexity testing must meet more stringent requirements than a laboratory that performs only moderate complexity testing, while those that perform only waived testing may apply for a certificate of waiver that if granted, would exempt the laboratory from most CLIA requirements. Our laboratory in Farmingdale, NY is certified to perform high complexity testing. In general, regulations promulgated by the United States Department of Health and Human Services (“HHS”) require clinical laboratories that perform high or moderate complexity testing to implement systems that ensure the accurate performance and reporting of test results, establish quality control and quality assurance systems, ensure that personnel meet specified standards, conduct proficiency testing by approved agencies, and undergo biennial inspections, among other requirements.

Clinical laboratories also are subject to state regulation. CLIA provides that a state may adopt different or more stringent regulations than Federal law, and permits states to apply for exemption from CLIA if HHS determines that the state’s laboratory laws are equivalent to, or more stringent than CLIA. The State of New York’s clinical laboratory regulations contain provisions that are more stringent than Federal law, and New York has received exemption from CLIA. Therefore, as long as New York maintains a licensure program that is CLIA-exempt, laboratories in New York may comply with CLIA requirements by establishing that they meet requirements for clinical laboratories under New York law. Enzo’s two New York laboratories are licensed in New York State and have ongoing programs which ensure that their operations are in compliance with all applicable regulatory requirements, including the requirement to obtain approval to perform certain analyte-specific testing or other methodologies which are not FDA approved as laboratory-developed tests (LDTs).

Sanctions for non-compliance with applicable regulations may include, but are not limited to, suspension, revocation, or limitation of a laboratory’s CLIA certificate and/or state license, as well as fines and criminal penalties. The loss of, or adverse action against, a certificate or license, the imposition of fines, penalties or other sanctions, or future changes in Federal, state or local laboratory laws and regulations (or in the interpretation of current laws and regulations) could have a material adverse effect on our business.

Billing and reimbursement for clinical laboratory testing are subject to complex federal and state laws, rules and regulations, the violation of which may include, but is not necessarily limited to: (1) exclusion from participation in federal health care programs (including Medicare and Medicaid); (2) asset forfeitures; (3) civil monetary penalties; (4) criminal fines and penalties; and (5) the loss of licenses, certificates and/or authorizations necessary to operate some or all of a clinical laboratory’s business.

The health care industry has been undergoing significant change because third-party payers, such as Medicare, Medicaid, health maintenance organizations and commercial insurers, have increased their efforts to control the cost, utilization and delivery of health care services. To address the problem of increasing health care costs, legislation has been proposed or enacted at both the Federal and state levels to regulate health care delivery in general, and clinical laboratories in particular. Additional health care reform efforts are likely to be proposed in the future. In particular, we believe that reductions in reimbursement for Medicare services will continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payers, commercial insurers and health maintenance organizations are likely to occur as well. We cannot predict the effect that current and future health care reform measures, if enacted, would have on our business, and there can be no assurance that such reforms, if so enacted, would not have a material adverse effect on our business and operations.

Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of on-going governmental activity. In general, clinical laboratories must bill Medicare directly for the services provided to Medicare beneficiaries and may only collect the amounts permitted under the Medicare Clinical Laboratory Fee Schedule. Under the Patient Protection and Affordable Care Act, expansion in the pool of covered lives may expand the market for clinical diagnostic testing while at the same time, various policies aimed at reducing costs or bundling care may reduce the rates paid for such services; the net impact of these factors on the market for our services is not clear . In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which clinical laboratory services will be paid under Medicare. Beginning in 2018, Medicare payments for clinical laboratory services are paid based upon the volume-weighted median of private payer rates as reported by certain clinical laboratories across the US, replacing the previous system which was based upon fee schedules derived from historical charges for tests from the mid 1980’s.

Since Enzo’s clinical laboratory receives more than 50% of its total Medicare revenue from the Part B Clinical Laboratory Fee Schedule (CLFS) and the Physician Fee Schedule and receives more than $12,500 in Medicare CLFS revenues per year, we are considered an “applicable laboratory”, and as such, are required to report private payer rate information to CMS. Enzo initially reported data from the first two quarters of CY 2016 during Q1 2017, and this information was used (along with data from other relevant laboratories) to calculate Medicare reimbursement rates for CY 2018-2020. The current reporting cycle requires us to report private payer rates for fee reimbursements for the period January 1, 2019 to June 30, 2019 to CMS by March 31, 2020. This combined data (and data from other laboratories) will be aggregated and utilized again as the basis for the 2021-2023 Medicare CLFS that is expected to be finalized in November 2020.

Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing may have a material adverse effect on our business. We cannot predict, however, whether and what type of legislation will be enacted into law. In addition, (1) reimbursement denials by third party payers, commercial insurers and health maintenance organizations, (2) reductions or delays in the establishment of reimbursement rates, (3) carrier limitations on the insurance coverage of the Company’s services and (4) the use of the Company as a service provider may have a negative effect on the Company’s future revenues. During our fiscal 2016 and 2017, Medicare reimbursement rates remained constant with 2015 levels. However, PAMA-based cuts in Medicare reimbursement for certain services impacted fiscal 2018 results beginning in January 2018. PAMA cuts were implemented in calendar year 2019 for certain services, which also impacted our financial results for our fiscal 2019. Additional cuts are mandated in calendar year 2020 and are expected to negatively impact our fiscal 2020 results. The impact of the calendar year 2021-2023 adjustments to Medicare rates are unclear at this time.

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

Federal substance abuse legislation enacted in October 2018 (Eliminating Kickbacks in Recovery Act of 2018 or EKRA) contains anti-kickback provisions that are, by their terms, applicable to laboratory testing paid for by all payers. We are attempting to clarify the application of that legislation.

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

Regulation of Diagnostic Products

The diagnostic products that are developed by our collaborators, or by us, are likely to be regulated by the FDA as medical devices. Unless an exemption applies, medical devices must undergo premarket review (and receive “510(k) clearance”, de novo 510(k) authorization, or pre-market approval (“PMA”) from the FDA, as may be applicable) before they can be marketed in the United States. The FDA’s premarket review processes may be costly and time consuming, but the process of obtaining PMA approval is typically the most costly, lengthy and uncertain, followed by the de novo 510(k) process, and then the 510(k) process. Regardless of the premarket review pathway that applies to a particular product, we cannot be sure that we will successfully complete the FDA premarket review process for any product we propose to market.

The FDA decides the premarket review process that applies to a particular device based upon statutory criteria. These criteria include the level of risk that the agency perceives is associated with the device and a determination whether the product is a type of device that is similar to devices that are already legally marketed. Devices deemed to pose relatively less risk are placed in either class I or II, which requires the manufacturer to submit a premarket notification requesting 510(k) clearance, unless an exemption applies. In a pre-market notification, the applicant must demonstrate that the proposed device is “substantially equivalent” in intended use and in safety and effectiveness to a legally marketed “predicate device” that is a “pre-amendment” class III device (i.e., one that was legally in commercial distribution before May 1976) for which the FDA has not yet called for submission of a PMA application, or a device which has been reclassified from Class III to Class II or I, a device which has been found substantially equivalent through the 510(k)

process, or a device that was granted marketing authorization via the de novo classification process that is not exempt from premarket notification requirement.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a de novo 510(k) authorization or PMA approval (as applicable). The FDA requires each manufacturer to make the determination regarding whether a modification triggers the requirement for a new submission in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek premarket review for the modified device, the agency may retroactively require the manufacturer to do so. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until the premarket review process has been successfully completed.

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

Although clinical investigations of many devices are subject to the investigational device exemption (“IDE”) requirements, clinical investigations of certain in vitro diagnostic (“IVDs”) tests are exempt from the IDE requirement provided the testing is non-invasive, does not require an invasive sampling procedure that presents a significant risk, does not by design or intention introduce energy into the subject, and is not used as a diagnostic procedure without confirmation by another medically established test or procedure.

Notwithstanding the above, certain IVD products can be marketed without going through the premarket review process if they are intended for use in the laboratory research phase of development and not represented as an effective IVD (i.e., labeled for Research Use Only (RUO)) or for use in product testing prior to full commercial marketing (i.e. for Investigational Use Only (IUO)). Because RUO and IUO-labeled products are exempt from most regulatory requirements that would otherwise apply to medical devices, it is important that they are not distributed for clinical diagnostic use. Mere placement of an RUO or IUO label on an IVD product does not render the device exempt from otherwise applicable regulatory requirements; indeed, FDA may determine that the device is intended for use in clinical diagnosis on the basis of other evidence, including how the device is marketed. FDA recommends that manufacturers assess the totality of the circumstances surrounding the distribution of their RUO and IUO labeled products to ensure that they are not engaging in practices that conflict with their labeling. The FDA expressed its intent to exercise heightened enforcement with respect to IUO and RUO devices improperly commercialized without FDA clearance, authorization or approval in a 2013 final guidance document.

We have developed products that we currently distribute in the United States on a RUO basis. There can be no assurance that the FDA would agree that our distribution of these products meets the requirements for RUO distribution. Furthermore, our failure to comply with the regulatory limitations on the sale and distribution of RUO devices could result in enforcement action by the FDA, including the imposition of restrictions on our distribution of these products.

Although FDA has long asserted it has jurisdiction over laboratory-developed tests, the agency has historically exercised discretion enforcement with respect to most such tests and not required laboratories that furnish these tests to comply with FDA’s regulatory requirements for medical devices.. In recent years, however, the FDA has indicated that it intends to end enforcement discretion and regulate certain LDTs as medical devices. In October 2014, the FDA officially a draft guidance document that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized. Subsequently, in January 2017, the FDA published a “discussion paper” in which the agency outlined a substantially revised “possible approach” to the oversight of LDTs. The discussion paper explicitly states that it is not a final version of the 2014 draft guidance and that it does not represent the agency’s “formal position;” rather, the discussion paper describes the evolution of the agency’s thinking on LDTs, which the agency posted to “spur further dialogue.” Notably, in the discussion paper, the agency expressed its willingness to consider “grandfathering” currently marketed LDTs from most or all FDA regulatory requirements. It is unclear at this time when, or if, the FDA will finalize its plans to end enforcement discretion, and even then, the new regulatory requirements are expected to be phased-in over time. Nevertheless, the FDA may decide to regulate certain LDTs on a case-by-case basis at any time.

Legislative proposals addressing the FDA’s oversight of LDTs have been introduced in previous Congresses, and we expect that new legislative proposals will be introduced from time to time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time.

In so far as the products that we manufacture or distribute are subject to regulation as medical devices, a host of additional regulatory requirements may apply beyond premarket review requirements, including establishment registration, device listing, the Quality System Regulation (which requires manufacturers to follow elaborate design, testing, control, documentation and other quality assurance procedures), the Medical Device Reporting regulation (which requires that manufacturers report to the FDA certain types of adverse events involving their products), labeling regulations, and the FDA’s general prohibition against promoting products for unapproved or “off label” uses. Class II devices may also be subject to special controls such as performance standards, post market surveillance, patient registries, and FDA guidelines that do not apply to class I devices. Unanticipated changes in existing regulatory requirements or adoption of new requirements could hurt our business, financial condition and results of operations.

We are subject to inspection and market surveillance by the FDA to determine compliance with regulatory requirements. If the FDA finds that we have failed to comply with applicable requirements, the agency can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as fines, injunction, civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of production, refusal of our requests for 510(k) clearance or PMA approval of new products, withdrawal of PMA approvals already granted, and criminal prosecution.

The FDA also has the authority to request repair, replacement or refund of the cost of any medical device manufactured or distributed by us. Our failure to comply with applicable requirements could lead to an enforcement action that may have an adverse effect on our financial condition and results of operations.

Unanticipated changes in existing regulatory requirements, our failure to comply with such requirements or adoption of new requirements could have a material adverse effect on us. We have employees to expedite the preparation and filing of documentation necessary for FDA clearances, authorizations, and approvals, as well as patent issuances and licensing agreements. We cannot assure you that future clinical diagnostic products developed by us or our collaborators will not be required to be reviewed by FDA under the more expensive and time consuming pre-market approval process.

Regulation of Pharmaceutical Products

New drugs and biological drug products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, and biological products are also regulated under the Public Health Service Act. We believe that certain products developed by us or our collaborators will be regulated either as biological products or as new drugs. Both statutes and regulations promulgated thereunder govern, among other things, the testing, licensing, manufacturing, marketing, distributing, safety, and efficacy requirements, labeling, storage, exporting, record keeping, advertising and other promotional practices involving biologics or new drugs, as the case may be. FDA review or approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of biologics and drugs. At the FDA, the Center for Biological Evaluation and Research (“CBER”) is responsible for the regulation of biological drugs and the Center for Drug Evaluation and Research (“CDER”) is responsible for the regulation of non-biological drugs. Biological drugs are licensed and other drugs are approved before commercialization.

Any therapeutic products that we develop will require regulatory review before clinical trials, and additional regulatory approval before commercialization. New human gene medicine products as well as immune regulation products, as therapeutics, are subject to regulation by the FDA and comparable agencies in other countries. The FDA on a case-by-case basis currently reviews each protocol. In addition, the National Institutes of Health (“NIH”) is also involved in the oversight of gene therapies and the FDA has required compliance with certain NIH requirements. Federal requirements are detailed in Title 21 of the Code of Federal Regulations (21 CFR). In addition, the FDA publishes guidance documents with respect to the development of therapeutics protocols.

Obtaining FDA approval has historically been a costly and time-consuming process. Generally, to gain FDA approval, a developer first must conduct pre-clinical studies in the laboratory evaluating product chemistry, formulation and stability and, if appropriate, in animal model systems, to gain preliminary information on safety and efficacy.

Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations governing Good Laboratory Practices (“GLP”). The results of those studies are submitted with information characterizing the product and its manufacturing process and controls as a part of an investigational new drug (“IND”) application, which the FDA must review and approve before human clinical trials of an investigational drug can start. The IND application includes a detailed description of the clinical investigations to be undertaken in addition to other pertinent information about the product, including descriptions of any previous human experience and the company’s future plans for studying the drug.

In order to commercialize our pharmaceutical products, we (as the sponsor) would file an IND application with FDA and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy necessary to obtain FDA marketing approval of any such products. For INDs that we sponsor, we will be required to select qualified clinical sites (usually physicians affiliated with medical institutions) to supervise the administration of the investigational product. It is the sponsor’s responsibility to ensure that the investigations are conducted and monitored in accordance with FDA regulations, Good Clinical Practices (“GCP”) and the general investigational plan and protocols contained in the IND. This may be done using in-house trained personnel or an outside contract research organization (“CRO”).

Each clinical study is also reviewed, approved and overseen by an Institutional Review Board (“IRB”). In considering an application to perform a clinical trial, IRB will consider, among other things, ethical factors and the safety of human subjects participating in the trial. Clinical trials are normally conducted in three phases, although the phases might overlap. Phase I trials, concerned primarily with the safety and tolerance of the drug, and its pharmacokinetics (or how it behaves in the body including its absorption and distribution), typically involve fewer than 100 subjects. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate preliminary effectiveness and the most suitable dose or exposure level for treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded, adequate and well-controlled clinical trials with larger numbers of patients and are intended to gather the additional information for proper dosage and labeling of the drug. Clinical trials may take several years to complete, but the period may vary. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension or termination of clinical trials if an unwarranted risk is presented to patients. There can be no assurance regarding the length of the clinical trial period, the number of patients that the FDA will require to be enrolled in the clinical trials in order to establish the efficacy, safety, purity and/or potency of human gene medicine products, or that the clinical and other data generated will be acceptable to the FDA to support marketing approval.

If a developer obtains designation by the FDA of a biologic or other drug as an “orphan” for a particular use, the developer may request grants from the federal government to defray the costs of qualified testing expenses in connection with the development of such drug. Orphan drug designation is possible for drugs for rare diseases, including many genetic diseases, which means the drug is for a disease that has a prevalence of less than 200,000 patients in the United States. The first applicant who receives an orphan drug designation and who obtains approval of a marketing application for such drug acquires the exclusive marketing rights to that drug for that use for a period of seven years unless the subsequent drug can be shown to be clinically superior. Accordingly, no other company would be allowed to market an identical orphan drug with the same active ingredient for the use approved by the FDA for seven years after the approval. Certain expedited pathways may be available and would shorten the time periods and reduce the number of patients required to be tested in the case of certain life-threatening diseases, which lack available alternative treatments.

After completion of clinical trials of an investigational product, FDA marketing approval must be obtained before the product can be sold in the United States. If the product is regulated as a new biologic, CBER requires the submission and approval of a Biologics License Application (“BLA”) before commercial marketing of the biologic product. If the product is classified as a new drug, we must file a New Drug Application (“NDA”) with CDER and receive approval before commercial marketing of the drug. The NDA or BLA must include results of product development, pre-clinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The median time to obtain new product approvals after submission to the FDA is approximately 12 months. If questions arise during the FDA review process, approval can take longer. Before completing its review, the FDA may seek guidance from an Advisory Panel of outside experts at a public or closed meeting. While the advice of these committees is not binding on the FDA, it is often followed. Notwithstanding the submission of relevant data, the FDA might ultimately decide that the NDA or BLA does not satisfy its regulatory criteria for approval and, thus, reject the application, refuse to approve it, or require additional clinical, preclinical or chemistry studies. Even after FDA regulatory approval or licensure, a marketed drug product is subject to continual review by the FDA.

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

For commercialization of our biological or other drug products, the manufacturing processes described in our NDA or BLA must receive FDA approval and the manufacturing facility must successfully pass an inspection prior to approval or licensure of the product for sale within the United States. The pre-approval inspection assesses whether, for example, the facility complies with the FDA’s current good manufacturing practices (“cGMP”) regulations. These regulations elaborate testing, control, documentation, personnel, recordkeeping and other quality assurance procedure requirements that must be met.

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

Manufacturing and Research Facilities

Our integrated laboratory and scientific efforts for our three segments take place primarily at our two adjacent facilities in Farmingdale, New York. A major part of one facility is utilized by Life Science products as its global headquarters, and also for research and manufacturing with special handling capabilities and clean rooms suitable for our operations. The Life Sciences segment has centered its US logistics, reagent and kit manufacturing at its facility in Ann Arbor, Michigan, and has European logistics operations in Lausen, Switzerland. We acquired a facility in Farmingdale, NY which is adjacent to the other two in November 2018 but are leasing it until the end of December 2019 and have not yet begun renovations. We also contract with qualified third-party contractors to manufacture our products in cases where we deem it appropriate, for example, when it is not cost-effective to produce a product ourselves or where we seek to leverage the expertise of another manufacturer in a certain area.

Employees

As of July 31, 2019, we employed 460 full-time and 40 part-time employees. Of the full-time employees, 127 were engaged in research, development, manufacturing, and marketing of research products, 290 in performing testing, marketing and billing our clinical laboratories services and 43 in finance, information technology, administrative and executive functions. Our scientific staff, including 40 individuals with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that we have established good relationships with our employees.

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

Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. We have invested heavily in the upgrade of our information and telecommunications systems to improve the quality, efficiency and security of our businesses. In addition, to complement our proprietary physician connectivity solution EnzoDirect, we have a web portal version which allows physicians to receive laboratory results from any personal computer with a browser and an Internet connection.

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

In addition to our own internal quality control programs, our laboratory participates in numerous externally administered, blind quality surveillance programs, including on-site evaluation by the College of American Pathologists (“CAP”) proficiency testing program and the New York State survey program. The blind programs supplement all other quality assurance procedures and give our management the opportunity to review our technical and service performance from the client’s perspective.

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

Enzo Biochem, Inc.

527 Madison Ave.

New York, New York 10022

Tel: (212) 583-0100

Attn: Investor Relations

Item 1A. Risk Factors

Business Risks

Our operating results may vary from period to period.

Our operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including:

•	competition from larger commercial clinical laboratories, hospital affiliated laboratories, and physician office laboratories;
•	health care reform regulations affecting providers and plan sponsors, including those stemming from the Affordable Care Act of 2010 (ACA) or its repeal, amendment or replacement;
•	changes in reimbursement policies by third party and government payers, especially those stemming from The Protecting Access to Medicare Act of 2014 (“PAMA”);
•	customer demand for our products due to changes in purchasing requirements and research needs;
•	the introduction of new products by us or our competitors;
•	the timing of our research and development, sales and marketing expenses;
•	general worldwide economic conditions affecting funding of research;
•	seasonal fluctuations in revenues due to the impact of weather and holiday periods
•	expenses associated with defending our intellectual property portfolio
•	foreign currency exchange rate fluctuations;
•	changes in tax laws, the results of tax audits or the measurement of tax uncertainties; and
•	the success of identifying, acquiring and integrating businesses that complement our product offerings, add new technology or add presence in a market;

Consequently, results for any interim or full year period may not necessarily be indicative of results in subsequent periods.

A significant proportion of our Products revenues are from academic centers, funded by government grants in our major markets globally.

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

A significant proportion of our Products revenues are from customers in pharmaceutical and biotech companies.

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

These competitive conditions could, among other things:

•	require us to reduce our prices to retain market share;
•	require us to increase our marketing efforts which could reduce our profit margins;
•	increase our cost of labor to attract qualified personnel;
•	render our biotechnology products uneconomical or obsolete or;
•	reduce our revenue

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

Our research, preclinical development, clinical trials, product manufacturing and marketing are subject to regulation by the FDA and similar health authorities in foreign countries. The FDA has regulatory responsibility over, among other areas, instruments, software, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the U.S. The tests we develop internally are offered as lab developed tests or LDTs. The FDA has claimed regulatory authority over all LDTs, but has stated that it exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories. As the FDA moves to regulate more clinical laboratory testing, its approach to regulation is impacting industry practices and participants, new competitors may enter the industry, and competition may come in new forms. In late 2018, legislation was introduced in Congress that would enable the FDA to regulate LDTs, in vitro diagnostics, software and other items used in the diagnosis of disease. If this legislation were to become law, the FDA could regulate diagnostic tests and components and platforms used as part of these tests. If such legislation were to become law, it could have a significant impact on the clinical laboratory testing industry, including regulating LDTs in new ways and creating avenues of opportunity and competition regarding clinical laboratory testing. New competitors may enter the industry, and competition may come in new forms. Pursuant to the 21st Century Cures Act, the FDA issued guidance regarding its position on the regulation of clinical decision software, which may be used in, or in connection with, LDTs. The guidance attempts to clarify whether FDA approval of certain software is required. In January 2019 the FDA issued draft guidance on a pre-certification pilot program to help software developers have a speedier and less restrictive path to clearance or approval of their software.

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

Financial Risks

With the exception of fiscal years 2019 and 2016, we have experienced significant losses in our previous five fiscal years and quarter to quarter over such periods and our losses have resulted in the use of cash in operations. If such losses and cash uses continue, the value of your investment could decline significantly.

Although for fiscal year 2019, we reported net income of $2.2 million, we incurred net losses of $10.3 million and $2.5 million for the fiscal years ended July 31, 2018 and 2017 respectively. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses and use cash in operations which could have an adverse effect on our business and adversely affect your investment in our Company.

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

Our use of leverage may expose us to substantial risks

As of July 31, 2019, we had $4.4 million in borrowings under a ten year mortgage agreement with Citibank, N.A., which bears a fixed interest rate of 5.09% per annum. We may incur additional indebtedness in the future. Additionally, the adoption of the new lease accounting standard at the start of fiscal 2020 will result in the recognition of right of use assets and liabilities of approximately $25 million. Accordingly, we are exposed to the typical risks associated with the use of leverage. Increased leverage makes it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. The mortgage agreement includes customary affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. Our ability to maintain our compliance with these covenants is dependent on our financial performance, which is influenced by a number of factors. Violation of any of these covenants would result in an event of default under the mortgage agreement. Upon the occurrence of an event of default that is not cured or waived, the lender would have the ability to accelerate the repayment of all amounts then outstanding under the mortgage agreement.

We may incur impairment charges on our goodwill and intangibles which would reduce our earnings.

We are subject to Statement of Financial Accounting Standards ASC 350, “Intangibles - Goodwill and Other (“ASC 350”) which requires that goodwill and other intangible assets that have an indefinite life be tested at least annually for impairment. Goodwill and other intangible assets with indefinite lives must also be tested for impairment between the annual tests if a triggering event occurs that would likely reduce the fair value of the asset below its carrying amount. Intangible assets with finite lives are assessed for impairment when, and if, an indicator of potential impairment is identified.

As of July 31, 2019 and 2018, goodwill and intangible assets represented approximately 8% and 9%, respectively, of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. The Company has no intangible assets with indefinite lives.

Risks relating to our Clinical Laboratory Services segment

The clinical testing business is highly competitive, and if we fail to provide an appropriately priced level of service or otherwise fail to compete effectively it could have a material adverse effect on our revenues and profitability.

The clinical testing business is a fragmented and highly competitive industry. We primarily compete with three types of clinical testing providers: other commercial clinical laboratories, hospital-affiliated laboratories and physician-office laboratories. We also compete with other providers, including anatomic pathology practices and large physician group practices. Hospitals generally maintain on-site laboratories to perform testing on their patients (inpatient or outpatient). In addition, many hospitals compete with commercial clinical laboratories for outreach (non-hospital patients) testing. Hospitals may seek to leverage their relationships with community clinicians and encourage the clinicians to send their outreach testing to the hospital’s laboratory. As a result of this affiliation between hospitals and community clinicians, we compete against hospital-affiliated laboratories primarily based on quality and scope of service as well as pricing. In addition, hospitals that own physician practices may require the practices to refer testing to the hospital’s laboratory. In recent years, there has been a trend of hospitals acquiring physician practices, increasing the percentage of physician practices owned by hospitals. Increased hospital ownership of physician practices may enhance clinician ties to hospital-affiliated laboratories and may strengthen their competitive position. The diagnostic information services industry also is faced with changing technology and new product introductions. Competitors may compete using advanced technology, including technology that enables more convenient or cost-effective testing. Competitors also may compete on the basis of new service offerings. Competitors also may offer testing to be performed outside of a commercial clinical laboratory, such as (1) point-of-care testing that can be performed by physicians in their offices; (2) advanced testing that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of outside providers.

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

Reimbursements from third-party payers including managed care organizations and Medicare, upon which our clinical laboratory business is dependent, are subject to varying rates and coverage and legislative reform that are beyond our control. Any reforms that decrease coverage and rates could reduce our earnings and harm our business.

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

Government payers, such as Medicare and Medicaid, have taken steps to reduce the utilization and reimbursement of healthcare services, including clinical testing services. U.S. healthcare reform legislation may result in significant change and our business could be adversely impacted if we fail to adapt.

We face efforts by government payers to reduce utilization of and reimbursement for diagnostic information services. We expect efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue. Pursuant to The Protecting Access to Medicare Act of 2014 (PAMA), which was implemented in 2018, the Centers for Medicare and Medicaid Services (CMS) promulgated revised reimbursement rate schedules for the years 2018 through 2020 for clinical laboratory testing services provided under Medicare. Reimbursement rates for clinical laboratory testing were reduced in 2018 and 2019 and are scheduled to be reduced again by approximately 10% in 2020. PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule for years after 2020, based on future surveys of market rates; reimbursement rate reduction from 2021-23 is capped by PAMA at 15% annually.

Private health plans and other third parties have taken steps to reduce the utilization and reimbursement of health services, including clinical testing services.

We face efforts by non-governmental third-party payers, including health plans, to reduce utilization of and reimbursement for clinical testing services. Examples include increased use of prior authorization requirements and increased denial of coverage for services. Since the passage of ACA, there is increased market activity regarding alternative payment models, including bundled payment models. We expect continuing efforts by third-party payers, including in their rules, practices and policies, to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical testing services. The healthcare industry has experienced a trend of consolidation among health insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These health plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. Some health plans also are reviewing test coding, evaluating coverage decisions and requiring preauthorization of certain testing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing. The increased consolidation among health plans also has increased pricing transparency and bargaining power and the potential adverse impact of ceasing to be a contracted provider with any such insurer.

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

Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of on-going governmental activity. Clinical laboratories must bill Medicare directly for the services provided to Medicare beneficiaries and may only collect the amounts permitted under this fee schedule. Reimbursement to clinical laboratories under the Medicare Fee Schedule has been steadily declining since its inception. Because a significant portion of our costs is fixed, these Medicare reimbursement reductions and changes have a direct adverse effect on our operating results and cash flows.

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

The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts. The CLIA amendments are federal regulatory standards that apply to virtually all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, by requiring that they be certified by the federal government or by a federally approved accreditation agency. CLIA does not pre-empt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing. The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Several states have similar laws and we may be subject to similar penalties.

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

Our business operations and reputation may be materially impaired if we do not comply with privacy laws or information security policies.

In our business, we collect, generate, process or maintain sensitive information, such as patient data and other personal information. If we do use or not adequately safeguard that information in compliance with applicable requirements under federal, state and international laws, or if it were disclosed to persons or entities that should not have access to it, our business could be materially impaired, our reputation could suffer and we could be subject to fines, penalties and litigation. In the event of a data security breach, we may be subject to notification obligations, litigation and governmental investigation or sanctions, and may suffer reputational damage, which could have an adverse impact on our business. We are subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including: (a) the federal Health Insurance Portability and Accountability Act (HIPPA) and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; (b) state laws; and (c) the European Union’s General Data Protection Regulation.

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

As a provider of clinical laboratory testing services, we are subject to extensive and frequently changing federal, state and local laws and regulations governing various aspects of our business. For example, we are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. These healthcare laws and regulations include, for example:

▪	federal anti-kickback laws, which constrain our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, including third-party laboratories, by prohibiting, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase, lease order or recommendation of, any good, facility, item or services for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs;

▪	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices;

▪	HIPAA, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information, and also established federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services, and which imposed certain requirements relating to privacy, security, and transmission of individually identifiable health information;

▪	the federal physician self-referral law, commonly known as the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician (or a member of the physician’s family) has a financial relationship with the entity, and which also prohibits the submission of any claims for reimbursement for designated health services furnished pursuant to a prohibited referral;

▪	the federal Physician Payment Sunshine Act, and its implementing regulations, which requires manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

▪	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

▪	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects.

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

We operate internationally primarily through wholly-owned subsidiaries located in North America and Europe. Revenues outside the United States were approximately 11% of total revenues in fiscal 2019. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including

•	future fluctuations in foreign currency exchange rates;
•	complex regulatory requirements and changes in those requirements;
•	trade protection measures and import or export licensing requirements;
•	multiple jurisdictions and differing tax laws, as well as changes in those laws;
•	restrictions on our ability to repatriate investments and earnings from foreign operations;
•	changes in the political or economic conditions in a country or region, including the potential impact Brexit will have on our UK operations;
•	changes in shipping costs; and
•	difficulties in collecting on accounts receivable.

If any of these risks materialize, we could face substantial increases in costs, the reduction of profit and the inability to do business.

With our commercialization activities outside of the United States, we are subject to the risk of inadvertently conducting activities in a manner that violates the U.S. Foreign Corrupt Practices Act and similar laws. If that occurs, we may be subject to civil or criminal penalties which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following are the principal facilities of the Company:

Location	Primary use	Segments	Leased / owned	Square footage

Farmingdale, NY (Note 1)	Clinical laboratory and research	Clinical Laboratory Services	Leased	43,000

Farmingdale, NY	Manufacturing, research, sales and administrative office	Life Sciences Products, Therapeutics	Owned	22,000

Farmingdale, NY (Note 2)	Manufacturing and administrative office	Clinical Laboratory Services and Life Sciences Products	Owned	36,000

New York, NY (Note 3)	Corporate headquarters	Other	Leased	11,300

Lausen, Switzerland (Note 4)	Operational headquarters in Europe, including sales and distribution	Life Sciences Products	Leased	9,626

Ann Arbor, Michigan (Note 5)	Manufacturing, research, and distribution	Life Sciences Products	Leased	26,820

Note 1 - On October 9, 2015, this lease was amended and extended through March 31, 2027.

Note 2 – On November 27, 2018 we closed on the $6 million purchase of this facility, which is being subleased through December 31, 2019.

Note 3 - In June 2017, the lease, which includes 4,100 square feet under a sublease rental agreement through December 31, 2019, was extended through June 2028.

Note 4 - In June 2019, the lease was amended and extended through July 2020 and will automatically extended for one year.

Note 5 - In March 2009, the lease was amended and extended through May 2021.

We believe the current facilities are suitable and adequate for the Company’s current operating needs for its clinical laboratories services, life science products and therapeutics segments and that the production capacity in various locations is sufficient to manage services and product requirements.

Item 3. Legal Proceedings

There are currently three cases that are on appeal, which were originally brought by the Company in the United States District Court for the District of Delaware (“the Court”), alleging patent infringement against various companies. In 2017, the Court entered summary judgment against the Company that the asserted claims of the ‘180 and ‘405 Patents are invalid for nonenablement in cases involving Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche. The Company appealed the Court’s final judgment of invalidity in those cases to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”), which were subsequently consolidated (“the Consolidated Appeals”). The Federal Circuit heard oral argument in the Consolidated Appeals on January 7, 2019. In the Consolidated Appeals, the Company had asked the Federal Circuit to reverse the Court’s grants of final and summary judgment of invalidity of the asserted claims of the ‘180 and ‘405 patents and to remand the cases against Abbott, Becton Dickinson, and Roche to the Court.  On June 20, 2019 the Federal Circuit affirmed the District Court’s grant of summary judgment of non-enablement with respect to the ’180 and ’405 patents. The Company filed a petition for rehearing and rehearing en banc on August 5, 2019. The Federal Circuit requested that the Abbott, Becton Dickinson, and Roche Defendants submit a response to that petition, which they filed on October 11, 2019.

In April 2019, the Company entered into an agreement with Hologic and Grifols, resolving litigation resulting from four cases originally brought by the Company in the Court. As a result, Enzo dismissed (1) a stayed patent litigation regarding the ‘180 and ‘197 Patent against Hologic in the Court; (2) the Consolidated Appeals against Gen-Probe and Hologic resulting from two cases filed in the Court, and (3) the Company’s appeal in the litigation involving the ‘581 Patent that involved both Hologic and Grifols. As a result of the agreement with Hologic, Hologic withdrew from Enzo’s Federal Circuit appeal of the Patent Trial and Appeal Board’s adverse rulings in two inter partes review proceedings regarding the ‘197 Patent filed by Hologic and joined by Becton Dickinson (“the ‘197 PTAB Appeals”).

Of the original cases filed in the Court, the Abbott, Becton Dickinson, and Roche cases remain on appeal to the Federal Circuit.

The ‘197 PTAB Appeals remain pending with respect to Becton Dickenson. On August 16, 2019, the Federal Circuit affirmed the Board’s decision finding that each of the challenged claims is unpatentable as anticipated or obvious. The Company’s petition for rehearing and rehearing en banc is due on October 30, 2019.

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

As described in Note 3 to the consolidated financial statements, third-party payers, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. During the third fiscal quarter of 2019, a significant third-party payer informed us outside of their typical business practice that they believe it overpaid the Company during certain periods of fiscal 2018 and subsequent to year end began to withhold payment in paying certain claims. The Company disputes these claims, has formally sent legal appeal letters to the payer, and at the present time may exercise its rights under the terms of the agreement with the payer and file a notice of arbitration. At this time, the Company is unable to determine the probability of the outcome of these appeals or reasonably estimate a range of potential losses associated with this claim.

The following legal settlements are included in the statement of operations under Legal settlements, net within the Life Science segment for the 2019 period:

The Company, along with its subsidiaries Enzo Life Sciences, Inc. entered into a Settlement Agreement as of February 5, 2019 (the “Agreement) with Roche Diagnostics GmbH and Roche Molecular Systems, Inc. (together, “Roche”) with respect to an action between the Company and Roche before the U.S. District Court, Southern District of New York, Case No 04-CV4046. Roche agreed to pay the Company $21 million in settlement pursuant to the Agreement. The Company received $19.4 million net of attorney contingency payments. This settlement does not affect the Company’s civil action for patent infringement against Roche in the U.S. District Court for the State of Delaware, Enzo Life Sciences Inc. v. Roche Molecular Systems Inc., et al., civil action No. 12 cv-00106, which remains pending on appeal.

The Company, along with its subsidiaries Enzo Life Sciences, Inc. entered into a settlement and license agreement as of April 16, 2019 (the “Agreement”) with Hologic, Inc. (“Hologic”), Grifols, S.A., and Grifols Diagnostic Solutions Inc. (together, “Grifols”) to settle all outstanding patent disputes among the parties. The terms of the agreement include one-time payments totaling $14 million to the Company in exchange for fully paid-up, worldwide licenses to Hologic and Grifols. The Company received $9.5 million net of attorney contingency payments.

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

2019 Fiscal Year (August 1, 2018 to July 31, 2019):

	High	Low
1st Quarter	$4.94	$3.10
2nd Quarter	$3.77	$2.46
3rd Quarter	$4.02	$2.54
4th Quarter	$4.31	$3.05

2018 Fiscal Year (August 1, 2017 to July 31, 2018):

	High	Low
1st Quarter	$11.44	$9.82
2nd Quarter	$9.99	$7.36
3rd Quarter	$7.30	$5.43
4th Quarter	$6.78	$4.26

As of September 30, 2019, the Company had approximately 902 stockholders of record of its common stock.

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

COMPARISON OF 5-YEAR CUMULATIVE TOTAL
RETURN AMONG ENZO BIOCHEM, INC.,
NYSE MARKET INDEX, MORNINGSTAR DIAGNOSTIC AND RESEARCH
INDEX AND MEDICAL LABORATORIES INDEX

ASSUMES $100 INVESTED ON AUGUST 1, 2014

ASSUMES DIVIDEND REINVESTED

COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE

COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKETS

	7/31/2014	7/31/2015	7/31/2016	7/31/2017	7/31/2018	7/31/2019
Company/Market/Peer Group
Enzo Biochem, Inc.	$ 100.00	$ 62.50	$ 140.00	$ 217.93	$ 88.78	$ 78.54
NYSE Composite Index	100.00	103.98	105.99	120.77	134.30	139.07
Morningstar Diagnostic & Research	100.00	120.21	128.48	149.96	193.92	229.88
Peer Group	100.00	112.81	123.81	155.74	176.99	198.69
Peer Group + Enzo Biochem Inc.	100.00	112.60	123.91	156.08	176.59	198.13
SIC 8071 - Medical Laboratories	100.00	120.47	133.52	158.31	174.08	183.26
Medical Laboratories + Enzo Biochem Inc.	100.00	119.85	133.53	158.86	173.12	182.09
40

Item 6. Selected Financial Data

The following table, which is derived from the audited consolidated financial statements of the Company for the fiscal years 2015 through 2019 should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	For the fiscal year ended July 31, (In thousands, except per share amounts)
Operating Results	2019	2018	2017	2016	2015
Revenues (2)	$81,170	$101,013	$105,086	$102,773	$97,599

Operating income (loss)	$1,733	$(12,164)	$(3,148)	$46,848	$(1,206)

Net income (loss) (1)	$2,489	$(10,321)	$(2,504)	$45,286	$(2,285)

Basic net income (loss) per common share:	$0.05	(0.22)	(0.05)	0.98	(0.05)

Diluted net income (loss) per common share:	$0.05	$(0.22)	$(0.05)	$0.97	$(0.05)

	July 31,
Financial Position (in thousands)	2019	2018	2017	2016	2015
Working capital	$65,444	$63,014	$71,274	$70,829	$22,528

Total assets	$106,640	$101,660	$107,665	$111,821	$68,394

Stockholders’ equity	$86,028	$81,121	$88,872	$89,554	$42,606

Notes to Selected Financial Data:

(1)	In fiscal years 2019 and 2016, the Company recorded legal settlements, net of approximately $28.9 million and $57.3 million, respectively.

(2)	Revenues for the years ended July 31, 2018 and 2017 have been restated to reflect the impact of new revenue recognition rules that became effective August 1, 2018 and were adopted on a retrospective basis. Revenues for the years ended July 31, 2016 and 2015 have not been restated. See Note 2 to the consolidated financial statements for further details on the adoption of the new revenue recognition standard.
41

(3)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See in this Form 10-K for the fiscal year ended July 31, 2019 Part 1. Item 1. Business, for Forward Looking Cautionary Statements.

The Company’s Enzo Clinical Laboratory Services and Enzo Life Sciences Products reporting units, as described below, are affected by different US and global economic conditions which are included in Item 1A, Risk Factors.

We are comprised of three operating companies that have evolved out of our core competence: the use of nucleic acids as informational molecules and the use of compounds for immune modulation. These wholly-owned operating companies and the foreign subsidiaries of Enzo Life Sciences conduct their operations through three reportable segments. Below are brief descriptions of each of the three operating segments (see Note 16 in the Notes to Consolidated Financial Statements):

Enzo Clinical Laboratory Services is a regional clinical laboratory serving the greater New York and New Jersey medical communities and expanding into Connecticut. The Company believes having clinical diagnostic services allows us to capitalize first hand on our extensive advanced molecular and cytogenetic capabilities and the broader trends in predictive and personalized diagnostics. We offer a menu of routine and esoteric clinical laboratory tests or procedures used in general patient care by physicians to establish or support a diagnosis, monitor treatment or medication, or search for an otherwise undiagnosed condition. We operate a full-service clinical laboratory in Farmingdale, New York, a network of 34 patient service centers throughout greater New York and New Jersey, a free-standing “STAT” or rapid response laboratories in New York City and Connecticut, and a full-service phlebotomy center and an in-house logistics department. Payments for clinical laboratory testing services are made by the Medicare program, healthcare insurers and patients.

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

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. The Company has focused its efforts on developing treatment regimens for diseases and conditions in which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 100 patents and patent applications.

The following table summarizes the sources of revenues for the fiscal years ended July 31, 2019, 2018 and 2017 (in $000’s and percentages):

	2019		2018		2017
Clinical laboratory services	$51,115	63%	$71,077	70%	$74,689	71%
Product revenues	30,055	37	29,224	29	29,192	28
Royalty and license fee income	—	—	712	1	1,205	1
Total	$81,170	100%	$101,013	100%	$105,086	100%
42

Results of Operations

Fiscal year ended July 31, 2019 compared to July 31, 2018

(in 000s)

Comparative Financial Data for the Fiscal Years Ended July 31,
	2019	2018	Increase (Decrease)	% Change
Revenues	$81,170	$101,013	$(19,843)	(20)

Operating costs, expenses and legal settlements, net:
Cost of revenues	57,922	60,385	(2,463)	(4)
Research and development	3,175	3,210	(35)	(1)
Selling, general and administrative	44,265	44,455	(190)	—

Legal fee expense	3,000	5,127	(2,127)	(41)
Legal settlements, net	(28,925)	—	(28,925)	**
Total operating costs, expenses and legal settlements, net	79,437	113,177	(33,740)	(30)

Operating income (loss)	1,733	(12,164)	13,897	**

Other income (expense):
Interest	1,056	853	203	24
Other	382	168	214	**
Foreign currency loss	(682)	(275)	(407)	**
Income (loss) before income taxes	$2,489	$(11,418)	$(13,907)	**

** not meaningful

Consolidated Results:

The “2019 period” and the “2018 period” refer to the fiscal year ended July 31, 2019 and 2018, respectively.

Clinical services revenues for the 2019 period were $51.1 million compared to $71.1 million in the 2018 period, a decrease of $20.0 million or 28%. Services revenues were negatively affected by lower genetics testing volume approximating $8.8 million, attributable to increased competition. Services revenues were negatively affected by lower reimbursement rates of $9.8 million, of which $6.4 million is attributable to reduced genetics testing reimbursements as a result of an increase in denial rates and changes to medical and procedural requirements, and $3.4 million attributable to reimbursement rate declines from third party payers and the impact from the Protecting Access to Medicare Act (“PAMA”). During the 2019 period, adjustments to estimated collection amounts from third party payers and HMO’s also decreased services revenues by $1.4 million. Total diagnostic testing volume measured by the number of accessions decreased approximately 1%. In the normal course of business, estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered.

Product revenues for the 2019 and 2018 periods was $30.1 million compared to $29.2 during 2018. The increase of $0.9 million or 3% is due to higher product order volume in the U.S. market, which was partially offset by lower product order volume in the international market and the negative impact of foreign exchange translation. There was no royalty income in the 2019 period as the license agreement expired during the 2018 period. Royalty income in 2018 period was $0.7 million.

The cost of Clinical Services during the 2019 period was $44.2 million as compared to $46.0 million in the 2018 period, a decrease of $1.8 million or 4% primarily due to the change in test mix, especially the decline in genetic testing volume. The components of the decrease are $3.1 million from a decrease in outside reference lab genetic testing costs, partially offset by increases in reagent and other test supplies of $0.7 million and compensation related expenses of $0.6 million.

The cost of product revenues was $13.7 million in the 2019 period and $14.3 million in the 2018 period, a decrease of $0.6 million or 4% due to due to the mix of products sold and a decrease in compensation expense. The gross profit margin on products was 54.4% in the 2019 period and 51.0% in the 2018 period. The 2019 improvement was due to favorable mix of products sold and lower discounting.

Research and development expenses were $3.2 million in the 2019 and 2018 periods. The expense for Life Sciences Products was $2.2 million for the 2019 period and $2.3 million for the 2018 period. The expense for Enzo Therapeutics was $0.9 million in both periods.

Selling, general and administrative expenses were approximately $44.3 million during the 2019 period versus $44.5 million during the 2018 period, a decrease of $0.2 million. Clinical Services expense decreased $0.4 million, primarily due to a $0.8 million reduction in outside billing and collections expenses, partially offset by increased costs to nationally market our new molecular diagnostic products for use by other reference labs of approximately $0.2 million, increased information technology costs to support our clients of $0.1 million, and increased office rent and utility costs of $0.1 million. Life Sciences Products expense increased $0.2 million due to higher business development salaries and related costs. Other segment expense remained the same during both periods.

Legal fee expense was $3.0 million during the 2019 period compared to $5.1 million in the 2018 period, a decrease of $2.1 million due to the timing of legal activity and related costs associated with on-going litigation and contract dispute where the Company is the plaintiff.

Legal settlements, net were $28.9 million in the 2019 period versus none in the 2018 period. During the 2019 period the Company as plaintiff finalized and executed settlement agreements with Roche ($19.4 million, net), and Hologic Inc. ($9.5 million, net).

Interest income, net increased $0.2 million in the 2019 period due to increased interest rates earned on cash and cash equivalents.

The foreign currency loss incurred by the Life Sciences Products segment during the 2019 period was $0.7 million compared to $0.3 million in the 2018 period, an unfavorable variance of $0.4 million. During the 2019 period, there were greater revaluation losses due to the significant depreciation of the British pound and Euro versus the U.S. dollar compared to that of the 2018 period.

Results of Operations

Fiscal year ended July 31, 2018 compared to July 31, 2017

(in 000s)

Comparative Financial Data for the Fiscal Years Ended July 31,
	2018	2017	Increase (Decrease)	% Change
Revenues	$101,013	$105,086	$(4,073)	(4)

Operating costs and expenses:
Cost of revenues	60,385	59,478	907	2
Research and development	3,210	2,928	282	10
Selling, general and administrative	44,455	44,149	306	1
Legal fee expense	5,127	1,679	3,448	**
Total operating costs and expenses	113,177	108,234	4,943	4

Operating loss	(12,164)	(3,148)	(9,016)	**

Other income (expense):
Interest	853	384	469	**
Other	168	125	43	34
Foreign currency (loss) gain	(275)	135	(410)	**
Loss before income taxes	$(11,418)	$(2,504)	$8,914	**

** not meaningful

Consolidated Results:

The “2018 period” and the “2017 period” refer to the fiscal year ended July 31, 2018 and 2017, respectively.

Clinical laboratory services revenues for the 2018 period were $71.1 million compared to $74.7 million in the 2017 period, a decrease of $3.6 million or 5% due to lower insurance payments and shifts in test mix to lower esoteric testing versus high genetic testing in the prior year. Total diagnostic testing volume, measured by the number of accessions reported, increased 4% year over year.

Product revenues for the 2018 and 2017 periods was $29.2 million. During the 2018 period, we experienced lower product order volume from customers of $0.5 million, primarily due to competition in the United States, which was offset by the positive impact of foreign currency translation of $0.5 million.

The cost of clinical laboratory services during the 2018 period was $46.0 million as compared to $45.4 million in the 2017 period, an increase of $0.6 million or 1%. The increase is comprised of $1.2 million for reagents, $1.4 million in compensation related expenses, offset by a decrease of $2.1 million for outside reference lab testing costs due to lower genetic testing ordering and internalizing the use of our AMPIPROBE® technology platform. Gross profit margin was 35% in the 2018 period and 39% in the 2017 period, impacted by the mix of tests and decreased payer reimbursement rates.

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

The Life Sciences segment expense increased $0.3 million due to the impact of an adjustment recorded in the 2017 period which decreased a royalty related obligation that was no longer required. The Other segment expense decreased $0.2 million, primarily due to a decrease in compensation related expenses.

Legal fee expense was $5.1 million during the 2018 period compared to $1.7 million in the 2017 period, an increase of $3.4 million due to the timing of legal activity and related costs associated with on-going litigation and contract dispute where the Company is the plaintiff.

Liquidity and Capital Resources

At July 31, 2019, the Company had cash and cash equivalents of $60.1 million of which $0.7 million was in foreign accounts, as compared to cash and cash equivalents of $60.0 million, of which $0.4 million was in foreign accounts at July 31, 2018. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $65.4 million at July 31, 2019 compared to $63.0 million at July 31, 2018. The increase in working capital of $2.4 million was primarily due to the recognition of $2.5 million in net income for the fiscal year ended July 31, 2019.

Net cash provided by operating activities in fiscal 2019 was approximately $4.8 million as compared to net cash used in operating activities of $2.7 million in fiscal 2018, an increase of approximately $7.5 million. The increase in net cash provided by operating activities in the 2019 period versus the 2018 period was primarily due to an increase in net income of $12.8 million derived from the legal settlements reached during the 2019 period, offset by a net change in adjustments and operating assets and liabilities of $5.3 million. Net cash used in operating activities in fiscal 2018 was approximately $2.7 million as compared to net cash used in operating activities of $0.2 million in fiscal 2017, an increase of approximately $2.5 million. The increase in net cash used in operating activities in the 2018 period versus the 2017 period was primarily due to an increase in net loss of $7.8 million, offset by a net change in adjustments and operating assets and liabilities of $5.3 million.

Net cash used in investing activities in fiscal 2019 was approximately $8.1 million as compared to $1.9 million in the year ago period, an increase of $6.2 million. The increase in the 2019 period is primarily due to the purchase of our new facility. Net cash used in investing activities in fiscal 2018 was approximately $1.9 million as compared to $1.7 million in fiscal 2017, an increase of $0.2 million. The increase in the 2018 period is primarily due to capital expenditures.

Net cash provided by financing activities in fiscal 2019 was approximately $4.2 million as compared to cash provided of $0.6 million in fiscal 2018. The increase of $3.6 million was due to proceeds from a mortgage agreement entered into for the purchase of our new facility. Net cash provided in financing activities in fiscal 2018 was approximately $0.6 million as compared to cash used of $1.7 million in fiscal 2017. The decrease of $2.3 million was due to the repayment in full of the Credit Agreement in fiscal 2017, and by an increase of $0.4 million in proceeds from the exercise of stock options.

The mortgage agreement, which provides for a loan of $4.5 million for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of $30,106. At July 31, 2019, the balance owed under the mortgage agreement was $4.4 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of July 31, 2019. See Note 8 – Loan Payable in the Notes to Consolidated Financial Statements.

The Company believes that its current cash and cash equivalents level, and utilization of the Controlled Equity Offering program if necessary, as disclosed in Note 11 in the Notes to Consolidated Financial Statements are sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of this Form 10-K for the year ended July 31, 2019, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Effect of New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On August 1, 2018, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition using the full retrospective method. This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific revenue recognition guidance from accounting principles generally accepted in the United States of America (“GAAP”). The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration which it expects to be entitled to when control of goods or services are transferred to its customers.

As a result of the Company’s adoption of this standard, the majority of the amounts that were historically classified as bad debt expense, primarily related to patient responsibility, are now considered an implicit price concession in determining net revenues from clinical services. Accordingly, the Company reports estimated uncollectible balances associated with patient responsibility as a reduction of the transaction price and therefore as a reduction in net revenues, when historically these amounts were classified and separately reported as a provision for uncollectible accounts receivable. The adoption of this standard has no impact on revenues reported for life sciences products. The adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. For further details, see Note 3 in Notes to Consolidated Financial Statements.

The impact of the adoption of the standard on prior period consolidated operations, cash flows and balance sheet is presented in the table below:

Consolidated Statements of Operations for the year ended July 31, 2018:	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	Reclassification of Residual	As Restated
Total Revenues	$104,713	($3,700)	—	$101,013
Provision for uncollectible accounts receivable	3,690	(3,700)	$10	—
Selling, general and administrative expenses	44,465	—	(10)	44,455
Net loss	(10,321)	—	—	(10,321)

Consolidated Statements of Cash Flows July 31, 2018:
Provision for uncollectible accounts receivable	3,690	(3,700)	10	—
Changes in operating assets and liabilities: Accounts receivable	(1,775)	3,700	(10)	1,915

Consolidated balance sheet July 31, 2018:
Accounts receivable	15,815	(2,523)	—	13,292
Less: Allowance for doubtful accounts	2,668	(2,523)	—	145
Accounts receivable, net of allowance for doubtful accounts	13,147	—	—	13,147
47

Consolidated Statements of Operations for the year ended July 31, 2017:	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	Reclassification of Residual	As Restated
Total Revenues	$107,804	($2,718)	—	$105,086
Provision for uncollectible accounts receivable	2,775	(2,718)	($57)	—
Selling, general and administrative expenses	44,092	—	57	44,149
Net loss	(2,504)	—	—	(2,504)

Consolidated Statements of Cash Flows July 31, 2017:
Provision for uncollectible accounts receivable	$2,775	($2,718)	($57)	—
Changes in operating assets and liabilities: Accounts receivable	(3,244)	2,718	57	($469)

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

Pronouncements Issued but Not Yet Adopted

In February 2016, FASB issued ASU No. 2016-02 – Leases (Topic 842), as amended. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term and a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months, at the commencement date of the lease. Leases will be classified as either operating or finance, with classification affecting the pattern of expense recognition in the income statement. The ASU is effective for the Company in the first quarter of fiscal 2020. We will adopt the standard using a modified retrospective transition approach and will not restate our comparative periods. The new standard provides a number of optional practical expedients. The Company expects to elect the package of three practical expedients. As such, the Company will not reassess whether expired or existing contracts are or contain a lease and will not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company expects not to elect the hindsight practical expedient and the land easement practical expedient, neither of which are applicable to the Company. The Company expects that this standard will have a material effect on our financial statements. While the Company continues to assess all of the effects of adoption, the Company believes the most significant effects relate to: (i) the recognition of new right of use assets and lease liabilities on our balance sheet for primarily real estate operating leases and (ii) providing significant new disclosures about our leasing activities. The Company does not expect a significant change in our leasing activities between now and adoption. As a result of the adoption of the new standard the Company expects to recognize approximately $25 million of lease right of use assets and related lease liabilities on our consolidated balance sheet upon adoption, primarily relating to real estate with respect to the Company’s operating leases. Accounting for the Company’s finance leases will remain substantially unchanged. Additionally, the standard will not materially impact the Company’s results of operations or cash flows. We are substantially complete with our implementation efforts.

In June 2016, FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326). This standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. Adoption of this standard is required for our annual and interim periods beginning August 1, 2020, subject to a pending proposal which may defer the effective date for smaller reporting companies and must be adopted using a modified retrospective transition approach. We are currently assessing the impact of the adoption of this standard on our results of operations, financial position and cash flows.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Contractual Obligations

The Company has entered into various real estate and equipment operating leases, reagent rental agreements, and employment agreements with certain executive officers. The real estate lease for the Company’s Farmingdale Clinical Lab and Research facility is with a related party. See Item 2, Properties, and Note 14 in the Notes to the Consolidated Financial Statements for a further description of these various leases.

The following is a summary of future payments under the Company’s contractual obligations as of July 31, 2019:

Payments Due by Period (In thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$35,820	$9,457	$10,177	$6,508	$9,678
Current and long term debt obligations	4,414	138	296	327	3,653
Employment agreements	2,498	1,153	1,345	—	—
Capital lease obligations	716	292	315	109	—
Total	$43,448	$11,040	$12,133	$6,944	$13,331

Management is not aware of any material claims, disputes or settled matters concerning third-party reimbursements that would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

The Company does not have any “off-balance sheet arrangements” as such term is defined in Item 303(a) (4) of Regulation S-K.

Critical Accounting Policies and Estimates

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

Contingencies

Contingencies are evaluated in accordance with ASC 450-20, Contingencies, and a liability is recorded when the matter is both probable and reasonably estimable. Gain contingencies are evaluated and not recognized until the gain is realizable or realized.

Product revenues and royalty income

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

Royalty income is based on net sales of the Company’s licensed products by a third party. We recognize royalty income in the period the sales occur based on third party evidence received

Revenues - Clinical laboratory services

Net revenues in the Company’s clinical services business are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

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

During the years ended July 31, 2019, 2018 and 2017, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 88%, 85% and 84%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $4.4 million, $5.0 million, and $4.8 million, for the years ended July 31, 2019, 2018, and 2017, respectively, and a change in the net accounts receivable of approximately $0.4 and $0.5 million as of July 31, 2019 and 2018, respectively.

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
50

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

The following is a table of the Company’s net accounts receivable by segment. The Clinical Laboratory Services segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2019 and 2018, approximately 63% and 74% respectively, of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities. The Life Sciences products segment’s accounts receivable, of which $1.2 million or 32% and $1.1 million or 32% represents foreign receivables as of July 31, 2019 and 2018, respectively.

Net accounts receivable (in thousands)

	July 31, 2019		July 31, 2018
Clinical Labs (by billing category)	Total Amount	%	Total Amount	%
Third party payers	$2,956	44	$4,692	48
Patient self-pay	2,360	35	2,010	20
Medicare	910	13	1,740	18
HMO’s	574	8	1,329	14
Total Clinical Labs	6,800	100%	9,771	100%
Total Life Sciences	3,938		3,376
Total accounts receivable – net	$10,738		$13,147

The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the allowance estimates, which involves judgment. The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate patient information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. As of July 31, 2019, approximately 18% of Clinical Labs receivables are from one payer.

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

As of July 31, 2019	Total Amount	%	Third Party Payers Amount	%	Medicare Amount	%	Self pay Amount	%	HMO’s Amount	%
1-30 days	$22,031	50	$14,232	53	$4,114	52	$1,236	20	$2,449	90
31-60 days	6,659	15	4,473	17	952	12	1,109	18	125	5
61-90 days	4,185	10	2,742	10	495	6	903	15	45	2
91-120 days	2,786	6	1,708	6	316	4	736	12	26	1
121-150 days	2,014	5	1,137	4	256	3	610	10	11	—
Greater than 150 days	6,007	14	2,684	10	1,709	22	1,563	25	51	2
Totals	$43,682	100%	$26,976	100%	$7,842	100%	$6,157	100%	$2,707	100%
51

As of July 31, 2018	Total Amount	%	Third Party Payers Amount	%	Medicare Amount	%	Self pay Amount	%	HMO’s Amount	%
1-30 days	$22,788	47	$14,886	48	$4,102	46	$864	15	$2,936	90
31-60 days	6,821	14	4,540	15	1,069	12	995	17	217	7
61-90 days	4,526	9	2,877	9	784	9	843	15	22	1
91-120 days	3,460	7	2,307	8	463	5	666	11	24	1
121-150 days	2,705	6	1,602	5	490	6	601	10	12	—
Greater than 150 days	8,357	17	4,481	15	1,976	22	1,862	32	38	1
Totals	$48,657	100%	$30,693	100%	$8,884	100%	$5,831	100%	$3,249	100%

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Intangible assets (exclusive of patents), arose primarily from acquisitions, and primarily consist of customer relationships, trademarks, licenses, and website and database content. Finite-lived intangible assets are amortized according to their estimated useful lives, which range from 4 to 15 years. Patents represent capitalized legal costs incurred in pursuing patent applications. When such applications result in an issued patent, the related capitalized costs, if any, are amortized over a ten year period or the life of the patent, whichever is shorter, using the straight-line method. The Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

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

The Company reviews the recoverability of the carrying value of long-lived assets (including intangible assets with finite lives) of an asset or asset group for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of an asset or asset group. The net book value of the long lived asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value.

During fiscal years 2019, 2018 and 2017, there was no impairment of goodwill or long-lived assets.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical decline of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2019, our assets and liabilities would decrease by $0.4 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $0.9 million and $0.2 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2019, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.5 million on an annual basis.

Interest Rate Risk

As of July 31, 2019, we have fixed interest rate financing on a mortgage and equipment leases.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2019, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

2.	Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended July 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as noted below.

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

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended July 31, 2018 material weaknesses over financial reporting related to insufficient controls (i) to monitor access to certain applications and unsupervised change management at the Information Technology level and (ii) to fully and timely take into account changes in the business environment and experience with ultimate collection from third-party payers in the determination of contractual adjustment amounts and collectability of accounts receivable.

In the current fiscal year, we implemented changes to our processes and controls in response to the identified material weaknesses. As a result, we believe these material weaknesses have been sufficiently remediated.

Remediation of Material Weaknesses

As of the year ended July 31, 2019, management believes that it has implemented measures sufficient to fully remediate each of the deficiencies resulting in the material weaknesses. Specific remedial actions undertaken by management have included, without limitation:

•enhanced control procedures on Clinical Labs revenue and accounts receivable; and

•enhanced system monitoring controls to confirm the adequacy of program change management controls.

Changes in Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of July 31, 2019, our internal control over financial reporting was effective.

4.	Report of Independent Registered Public Accounting Firm

EisnerAmper LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2019, as stated in their report, which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Enzo Biochem, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Enzo Biochem, Inc. and Subsidiaries (the “Company") internal control over financial reporting as of July 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of Enzo Biochem, Inc. and Subsidiaries as of July 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2019 and the related notes and the financial statement schedules identified in Item 15 and our report dated October 15, 2019 expressed an unqualified opinion.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

October 15, 2019

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2019 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2019 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 28, 2019 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 28, 2019 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements
		Consolidated Balance Sheets - July 31, 2019 and 2018
		Consolidated Statements of Operations - Years ended July 31, 2019, 2018 and 2017
		Consolidated Statements of Comprehensive Income (Loss) - Years ended July 31, 2019, 2018 and 2017
		Consolidated Statements of Stockholders’ Equity - Years ended July 31, 2019, 2018 and 2017
		Consolidated Statements of Cash Flows - Years ended July 31, 2019, 2018 and 2017
		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule

		Schedule II - Valuation and Qualifying Accounts

		All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

	(3)	Exhibits
57

The following documents are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit No.	Description
3(a)	Certificate of Incorporation (1)

3(b)	Certificate of Incorporation, as amended on March 17, 1980. (1)

3(c)	Certificate of Amendment of the Certificate of Incorporation as amended on June 16, 1981. (2)

3(d)	Certificate of Amendment to the Certificate of Incorporation as of July 22, 1988. (3)

3(e)	Amended and restated Bylaws. (4)

3(f)	Amended and restated Bylaws (29)

10(a)	1994 Stock Option Plan. (5)

10 (b)	1999 Stock Option Plan. (6)

10 (c)	2005 Equity Compensation Incentive Plan (7)

10 (d)	2011 Incentive Plan (8)

10 (e)	Lease agreement with Pari Management (9)

10 (f)	Settlement and Release Agreement between the Company and Sigma Aldrich (10)

10 (g)	Stock Purchase Agreement By and Among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the Stock holders, Option holders and Warrant holders (12)

10 (h)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties with respect to the Biomol International and affiliate acquisition (13)

10 (i)	Asset Purchase Agreement By and Among Enzo Life Sciences, Acquisition, Inc. and Assay Designs, Inc.(14)

10 (j)	Amendment No. 1 to Amended and Restated Employment Agreement with Elazar Rabbani (15)

10 (k)	Amendment No. 1 to Amended and Restated Employment Agreement with Barry Weiner (15)

10 (l)	Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co, as sales agent (16)

10 (m)	Revolving Loan and Security Agreement among the Enzo Biochem, Inc., Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc., Axxora, LLC and Enzo Realty, LLC as borrowers, and Enzo Therapeutics, Inc. as a guarantor, and Healthcare Finance Group, LLC as Lender (17)

10 (n)	Settlement and Release Agreement between the Company and Affymetrix (18)

10 (o)	Settlement and Release Agreement between the Company and PerkinElmer (19)

10 (p)	Settlement and Release Agreement between the Company and U.S. Department of Justice (20)

10 (q)	Settlement and Release Agreement between the Company and Luminex Corporation (21)

10 (r)	Settlement and Release Agreement between the Company and Siemens Healthcare Diagnostics Inc. (22)

10 (s)	Amendment of Lease with Pari Management (23)
58

10 (t)	Settlement and Release Agreement between the Company and Affymetrix (24)

10 (u)	Settlement and Release Agreement between the Company and Illumina, Inc. (25)

10 (v)	Purchase and Sale Agreement by and between Building Blocks Realty Co. LLC (seller) and Enzo Realty LLC (Purchaser) (26)

10 (w)	Settlement Release Agreement between the Company and Roche Diagnostics GmbH and Roche Molecular Systems Inc. (27)

10 (y)	Settlement Release Agreement between the Company and Hologic, Inc., Grifolds, S.A. and Grifolds Diagnostic Solutions Inc. (28)

10 (z)	Fee and Leasehold Mortgage and Security Agreement from the Town of Babylon Industrial Development Agency and Enzo Realty II, LLC, to Citibank, N.A. (30)

14 (a)	Code of Ethics (11)

21*	List of subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31 (a)*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 (b)*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS**	XBRL Instance Document

101. SCH**	XBRL Taxonomy Extension Schema Document

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
59

Notes to exhibits

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4)	This exhibit was filed with the Company’s Current Report on Form 8-K dated January 22, 2013 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(7)	This exhibit was filed with the Company’s Proxy Statement on Schedule 14A filed on November 26, 2004 and is incorporated herein by reference.

(8)	This exhibit was filed as appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, which was filed on November 16, 2010 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and is incorporated herein by reference.

(10)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and is incorporated here by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K on May 30, 2007 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K on May 8, 2008 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 13, 2009 and is incorporated herein by reference.

(15)	This exhibit was filed with the Company’s Current Report on Form 8-K on January 10, 2017 and is incorporated herein by reference.

(16)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 28, 2013 and incorporated herein by reference.

(17)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2013 and incorporated herein by reference.
60

(18)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 24, 2014 and incorporated herein by reference.

(19)	This exhibit was filed with the Company’s Current Report on Form 8-K on June 23, 2014 and incorporated herein by reference.

(20)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2014 and is incorporated herein by reference.

(21)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 7, 2015 and incorporated herein by reference.

(22)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 22, 2015 and incorporated herein by reference

(23)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2015 and is incorporated herein by reference

(24)	This exhibit was filed with the Company’s Current Report on Form 8-K on October 13, 2015 and incorporated herein by reference.

(25)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2016

(26)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2018 and is incorporated herein by reference.

(27)	This exhibit was filed with the Company’s Current Report on Form 8-K on February 11, 2019 and is incorporated herein by reference

(28)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 22, 2019 and is incorporated herein by reference

(29)	This exhibit was filed with the Company’s Current Report on Form 8-K on December 3, 2018 and is incorporated herein by reference

(30)	This exhibit was filed with the Company’s Current Report on Form 8-K on November 21, 2018 and is incorporated herein by reference
61

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: October 15, 2019	By:	/s/ Elazar Rabbani Ph.D.
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani	October 15, 2019
Elazar Rabbani, Ph.D.
Chairman of Board of Directors and Secretary
(Principal Executive Officer)

By: /s/ Barry W. Weiner	October 15, 2019
Barry W. Weiner,
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

By: /s/ Bruce A. Hanna	October 15, 2019
Bruce A. Hanna, Ph.D., Director

By: /s/ Gregory M. Bortz	October 15, 2019
Gregory M. Bortz, Director

By: /s/ Dov Perlysky	October 15, 2019
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enzo Biochem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. and Subsidiaries (the “Company") as of July 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2019, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of July 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 15, 2019 expressed an unqualified opinion.

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

EISNERAMPER LLP

New York, New York

October 15, 2019

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 31, 2019	July 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$60,146	$60,041
Accounts receivable, net	10,738	13,147
Inventories	7,842	7,278
Prepaid expenses	2,727	2,734

Total current assets	81,453	83,200

Property, plant, and equipment, net	14,254	7,636
Goodwill	7,452	7,452
Intangible assets, net	1,032	1,886
Other	2,449	1,486

Total assets	$106,640	$101,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable - trade	7,256	9,516
Accrued liabilities	8,362	10,054
Other current liabilities	391	616

Total current liabilities	16,009	20,186

Other liabilities	424	353
Long term debt - net	4,179	—

Total liabilities	$20,612	$20,539

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 47,556,807 at July 31, 2019 and 47,182,254 at July 31, 2018	476	472
Additional paid-in capital	332,704	330,770
Accumulated deficit	(249,732)	(252,221)
Accumulated other comprehensive income	2,580	2,100

Total stockholders’ equity	86,028	81,121

Total liabilities and stockholders’ equity	$106,640	$101,660

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years ended July 31,
	2019	2018	2017
Revenues	81,170	101,013	105,086

Operating costs, expenses and legal settlements, net:
Cost of revenues	57,922	60,385	59,478
Research and development	3,175	3,210	2,928
Selling, general, and administrative	44,265	44,455	44,149
Legal fee expense	3,000	5,127	1,679
Legal settlements, net	(28,925)	—	—
Total costs, expenses and legal settlements, net	79,437	113,177	108,234

Operating income (loss)	1,733	(12,164)	(3,148)

Other income (expense):
Interest	1,056	853	384
Other	382	168	125
Foreign exchange (loss) gain	(682)	(275)	135

Income (loss) before income taxes	2,489	(11,418)	(2,504)
Benefit for income taxes	—	1,097	—

Net income (loss)	$2,489	$(10,321)	$(2,504)

Net income (loss) per common share:
Basic	$0.05	$(0.22)	$(0.05)
Diluted	$0.05	$(0.22)	$(0.05)

Weighted average common shares outstanding:
Basic	47,351	46,972	46,350
Diluted	47,476	46,972	46,350

The accompanying notes are an integral part of these consolidated financial statements

F-4

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended July 31,
	2019	2018	2017
Net income (loss)	$2,489	$(10,321)	$(2,504)
Other comprehensive income (loss):
Foreign currency translation adjustments	480	87	(186)
Comprehensive income (loss)	$2,969	$(10,234)	$(2,690)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended July 31, 2019, 2018, and 2017

(in thousands, except share data)

	Common Stock Shares Issued	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at July 31, 2016	46,267,619	—	$463	$326,288	$—	$(239,396)	$2,199	$89,554
Net loss for the year ended July 31, 2017	—	—	—	—		(2,504)	—	(2,504)
Vesting of restricted stock	5,140	—	—	—		—	—	—
Share-based compensation charges	—	—	—	831		—	—	831
Issuance of common stock for employee 401(k) plan match	91,541	—	1	723		—	—	724
Exercise of stock options	141,876	—	1	452		—	—	453
Foreign currency translation adjustments	—	—	—	—	—	—	(186)	(186)

Balance at July 31, 2017	46,506,176	—	$465	$328,294	$—	$(241,900)	$2,013	$88,872
Net (loss) for the year ended July 31, 2018	—	—	—	—	—	(10,321)	—	(10,321)
Vesting of restricted stock	2,874	—	—	—	—	—	—	—
Share-based compensation charges	—	—	—	813	—	—	—	813
Issuance of common and treasury stock for employee 401(k) plan match	37,580	(106,911)	—	204	1,014	—	—	1,218

Cashless options exercise and issuance of Treasury stock	340,898	106,911	4	576	(1,014)	—	—	(434)
Exercise of stock options	294,726		3	883		—	—	886
Foreign currency translation adjustments	—	—	—	—	—	—	87	87

Balance at July 31, 2018	47,182,254	—	$472	$330,770	$—	$(252,221)	$2,100	$81,121

Net income for the year ended July 31, 2019	—	—	—	—	—	2,489	—	2,489
Vesting of restricted stock	986	—	—	—	—	—	—	—
Share-based compensation charges	—	—	—	939	—	—	—	939
Net issuance of common stock for employee 401(k) plan match	315,472	—	3	829	—	—	—	832
Net issuance of common stock for options exercise by Directors	23,376	—	—	—	—	—	—	—
Net exercise of stock options	34,719	—	1	166	—	—	—	167
Foreign currency translation adjustments	—	—	—	—	—	—	480	480

Balance at July 31, 2019	47,556,807	—	$476	$332,704	$—	$(249,732)	$2,580	$86,028

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended July 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,489	$(10,321)	$(2,504)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization of property, plant and equipment	2,194	2,138	2,078
Amortization of intangible assets	842	992	1,520
Share-based compensation charges	939	813	831
Share-based 401(k) employer match expense	855	829	724
Foreign exchange loss (gain)	493	475	(476)

Changes in operating assets and liabilities:
Accounts receivable	2,404	1,915	(469)
Inventories	(572)	(413)	92
Prepaid expenses and other assets	(182)	(1,177)	(618)
Accounts payable - trade	(2,508)	(887)	515
Accrued liabilities, other current liabilities and other liabilities	(2,148)	2,901	(1,898)
Total adjustments	2,317	7,586	2,299

Net cash provided by (used in) operating activities	4,806	(2,735)	(205)

Cash flows from investing activities:
Capital expenditures	(8,126)	(1,888)	(1,753)
Increase (decrease) in security deposits and other	—	(56)	4

Net cash used in investing activities	(8,126)	(1,944)	(1,749)

Cash flows from financing activities:
Proceeds from borrowings under mortgage agreement or Credit Agreement	4,500	—	40,694
Repayments under mortgage agreement, capital leases or Credit Agreement	(404)	—	(42,250)
Installment loan payments	—	(327)	(566)
Cost to obtain loan	(70)	—	—
Proceeds from exercise of stock options	167	886	453

Net cash provided by (used in) financing activities	4,193	559	(1,669)

Effect of exchange rate changes on cash and cash equivalents	(18)	(6)	13

Increase (decrease) in cash and cash equivalents	855	(4,126)	(3,610)
Cash and cash equivalents - beginning of year	60,041	64,167	67,777
Cash and cash equivalents - end of year	$60,896	$60,041	$64,167

Composition of cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	60,146	60,041	64,167
Restricted cash	750	—	—
Total cash and cash equivalents (including restricted cash)	$60,896	$60,041	$64,167

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

Note 1 - Summary of significant accounting policies

Nature of business

Enzo Biochem, Inc. (the “Company”) is an integrated diagnostics, clinical lab, and life sciences company engaged in research, development, manufacturing and marketing of diagnostic and research products based on genetic engineering, biotechnology and molecular biology. These products are designed for the diagnosis of and/or screening for infectious diseases, cancers, genetic defects and other medically pertinent diagnostic information and are distributed in the United States and internationally. The Company is conducting research and development activities in the development of therapeutic products based on the Company’s technology platform of genetic modulation and immune modulation. The Company also operates a clinical laboratory that offers and provides molecular and esoteric diagnostic medical testing services in the New York, New Jersey, and Connecticut medical communities. The Company operates in three segments (see Note 16).

Principles of consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc. (and its wholly-owned foreign subsidiaries), Enzo Therapeutics, Inc., Enzo Realty LLC (“Realty”) and Enzo Realty II, LLC (“Realty II”). All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Contingencies

Contingencies are evaluated in accordance with ASC 450-20, Contingencies, and a liability is recorded when the matter is both probable and reasonably estimable.  Gain contingencies are evaluated and not recognized until the gain is realizable or realized.

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds. At July 31, 2019 and 2018, the Company had cash and cash equivalents in foreign bank accounts of $0.7 million and $0.4 million, respectively.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

Concentration of credit risk with respect to the Company’s Life Sciences products segment is mitigated by the diversity of the Company’s customers and their dispersion across many different geographic regions. To reduce risk, the Company routinely assesses the financial strength of these customers and, consequently, believes that its accounts receivable credit exposure with respect to these customers is limited.

The Company believes that the concentration of credit risk with respect to the Clinical Laboratory services accounts receivable is mitigated by the diversity of third party payers that insure individuals. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation. Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 36%, 39% and 39% of Clinical Services net revenue for the years ended July 31, 2019, 2018 and 2017 respectively.

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

During the years ended July 31, 2019, 2018 and 2017, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 88%, 85% and 84%, respectively, of gross billings.

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

July 31, 2019

(Dollars in thousands except share data)

The Clinical Laboratory Services segment’s net receivables are detailed by billing category and as a percent to its total net receivables.

At July 31, 2019 and 2018, approximately 63% and 74% respectively, of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities.

The following is a table of the Company’s net accounts receivable by segment.

	July 31, 2019		July 31, 2018
Net accounts receivable by segment	Amount	%	Amount	%
Clinical Labs (by billing category)
Third party payers	$2,956	44	$4,692	48
Patient self-pay	2,360	35	2,010	20
Medicare	910	13	1,740	18
HMO’s	574	8	1,329	14
Total Clinical Labs	6,800	100%	9,771	100%

Total Life Sciences	3,938		3,376
Total accounts receivable – net	$10,738		$13,147

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

Intangible assets (exclusive of patents), arose primarily from acquisitions, and primarily consist of customer relationships, trademarks, licenses, and website and database content. Our intangible assets are all finite-lived and are amortized according to their estimated useful lives, which range from 4 to 15 years. Patents represent capitalized legal costs incurred in pursuing patent applications. When such applications result in an issued patent, the related capitalized costs, if any, are amortized over a ten year period or the life of the patent, whichever is shorter, using the straight-line method. The Company reviews its issued patents and pending patent applications, and if it determines to abandon a patent application or that an issued patent no longer has economic value, the unamortized balance in deferred patent costs relating to that patent is immediately expensed.

Impairment testing for Goodwill and Long-Lived Assets

The Company tests goodwill annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it identifies the reporting units and compares the fair value of each of these reporting units to their respective carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is higher than its fair value, the impairment charge is the amount by which the carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company performed a quantitative assessment in 2019, 2018 and 2017, and concluded there were no goodwill impairments.

The Company reviews the recoverability of the carrying value of long-lived assets (including its intangible assets, all of which have finite lives) of an asset or asset group for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of an asset or asset group. The net book value of the long lived asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. There were no long-lived asset impairments in 2019, 2018 or 2017.

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

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in selling, general and administrative expense, approximated $374, $580 and $649 for the years ended July 31, 2019, 2018 and 2017, respectively.

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

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2019, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

Segment Reporting

The Company separately reports information about each operating segment that engages in business activities from which the segment may earn revenues and incur expenses, whose separate operating results are regularly reviewed by the chief operating decision maker regarding allocation of resources and performance assessment and which exceed specific quantitative thresholds related to revenue and profit or loss. The Company’s operating activities are reported in three segments (see Note 16).

Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for fiscal 2018 and 2017 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive and as such is the same as basic weighted average shares outstanding for 2018 and 2017. For 2019 approximately 125,000 weighted average stock options were included in the calculation of diluted weighted average shares outstanding. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted weighted average shares outstanding for the years ended July 31, 2018 and 2017 was 624,000, and 961,000, respectively.

For the years ended July 31, 2019, 2018 and 2017, the effect of approximately 1,324,000, 291,000 and zero respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended July 31:

	2019	2018	2017
Net income (loss)	$2,489	$(10,321)	$(2,504)

Weighted-average common shares outstanding - basic	47,351	46,972	46,350
Add: effect of dilutive stock options and restricted stock	125	—	—
Weighted-average common shares outstanding - diluted	47,476	46,972	46,350

Net (loss) income per share – basic	$0.05	$(0.22)	$(0.05)
Net (loss) income per share – diluted	$0.05	$(0.22)	$(0.05)

Share-Based Compensation

The Company records compensation expense associated with stock options and restricted stock based upon the fair value of stock based awards as measured at the grant date. The Company determines the award values of stock options using the Black Scholes option pricing model. The expense is recognized by amortizing the fair values on a straight-line basis over the vesting period, adjusted for forfeitures when they occur.

For the years ended July 31, 2019, 2018 and 2017, share-based compensation expense relating to the fair value of stock options, restricted shares and restricted stock units was approximately $939, $813, and $831, respectively (see Note 11). No excess tax benefits were recognized for the year ended July 31, 2019, 2018 and 2017.

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statement of operations for the years ended July 31:

	2019	2018	2017
Cost of clinical laboratory services	$—	$—	$6
Selling, general and administrative	939	813	825
	$939	$813	$831
F-12

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

As of July 31, 2019, there was $986 of total unrecognized compensation cost related to non-vested share-based payment arrangements granted under the Company’s incentive stock plans, which will be recognized over a weighted average remaining life of approximately eighteen months.

Effect of New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On August 1, 2018, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition using the full retrospective method. This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific revenue recognition guidance from U.S. GAAP. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration which it expects to be entitled to when control of goods or services are transferred to its customers.

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

The impact of the adoption of the standard on prior period consolidated operations, cash flows and balance sheet is presented in the table below:

Consolidated Statements of Operations for fiscal year ended July 31, 2018:	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	Reclassification of Residual	As Restated
Total Revenues	$104,713	($3,700)	—	$101,013
Provision for uncollectible accounts receivable	3,690	(3,700)	$10	—
Selling, general and administrative expenses	44,465	—	(10)	44,455
Net loss	(10,321)	—	—	(10,321)
F-13

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

Consolidated Statements of Cash Flows July 31, 2018:	As Previously Reported	Adjustment for New Accounting Standard on Revenue Recognition	Reclassification of Residual	As Restated
Provision for uncollectible accounts receivable	3,690	(3,700)	10	—
Changes in operating assets and liabilities: Accounts receivable	(1,775)	3,700	(10)	1,915
Consolidated balance sheet July 31, 2018:
Accounts receivable	15,815	(2,523)	—	13,292
Less: Allowance for doubtful accounts	2,668	(2,523)	—	145
Accounts receivable, net of allowance for doubtful accounts	13,147	—	—	13,147

Consolidated Statements of Operations for the year ended July 31, 2017:
Total Revenues	$107,804	($2,718)	—	$105,086
Provision for uncollectible accounts receivable	2,775	(2,718)	($57)	—
Selling, general and administrative expenses	44,092	—	57	44,149
Net loss	(2,504)	—	—	(2,504)

Consolidated Statements of Cash Flows July 31, 2017:
Provision for uncollectible accounts receivable	$2,775	($2,718)	($57)	—
Changes in operating assets and liabilities: Accounts receivable	(3,244)	2,718	57	($469)

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

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

Pronouncements Issued but Not Yet Adopted

In February 2016, FASB issued ASU No. 2016-02 – Leases (Topic 842), as amended. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term, and a lease liability which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months, at the commencement date of the lease. Leases will be classified as either operating or finance, with classification affecting the pattern of expense recognition in the income statement. The ASU is effective for the Company in the first quarter of fiscal 2020. We will adopt the standard using a modified retrospective transition approach and will not restate our comparative periods. The new standard provides a number of optional practical expedients. The Company expects to elect the package of three practical expedients. As such, the Company will not reassess whether expired or existing contracts are or contain a lease and will not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company expects not to elect the hindsight practical expedient and the land easement practical expedient, neither of which are applicable to the Company. The Company expects that this standard will have a material effect on our financial statements. While the Company continues to assess all of the effects of adoption, the Company believes the most significant effects relate to: (i) the recognition of new right of use assets and lease liabilities on our balance sheet for primarily real estate operating leases and (ii) providing significant new disclosures about our leasing activities. The Company does not expect a significant change in our leasing activities between now and adoption. As a result of the adoption of the new standard the Company expects to recognize approximately $25 million of lease right of use assets and related lease liabilities on our consolidated balance sheet upon adoption, primarily relating to real estate with respect to the Company’s operating leases. Accounting for the Company’s finance leases will remain substantially unchanged. Additionally, the standard will not materially impact the Company’s results of operations or cash flows. We are substantially complete with our implementation efforts.

In June 2016, FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326). This standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. Adoption of this standard is required for our annual and interim periods beginning August 1, 2020, subject to a pending proposal which may defer the effective date for smaller reporting companies and must be adopted using a modified retrospective transition approach. We are currently assessing the impact of the adoption of this standard on our results of operations, financial position and cash flows.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 2 - Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Laboratory Services segment and is $7,452 as of July 31, 2019 and 2018.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2017	$27,436	$(24,541)	$2,895
Amortization expense	—	(992)	(992)
Foreign currency translation	(89)	72	(17)
July 31, 2018	$27,347	$(25,461)	$1,886
Amortization expense	—	(842)	(842)
Foreign currency translation	(109)	98	(11)
July 31, 2019	$27,238	$(26,205)	$1,032

Intangible assets, all finite-lived, consist of the following:

	July 31, 2019			July 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(10,996)	$31	$11,027	$(10,980)	$47
Customer relationships	11,746	(10,745)	1,001	11,836	(9,997)	1,839
Website and acquired content	1,008	(1,008)	—	1,008	(1,008)	—
Licensed technology and other	483	(483)	—	483	(483)	—
Trademarks	2,974	(2,974)	—	2,993	(2,993)	—
Total	$27,238	$(26,206)	$1,032	$27,347	$(25,461)	$1,886

At July 31, 2019 information with respect to the intangibles acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	1 years
Other intangibles	10 years	3 years

At July 31, 2019, the weighted average remaining useful life of intangible assets was approximately one year.

Estimated amortization expense related to these finite-lived intangible assets for the five succeeding fiscal years ending July 31 is as follows:

2020	$513
2021	279
2022	240
2023	—
2024	—

Amortization expense for the years ended July 31, 2019, 2018, and 2017 was $842, $992, and $1,520, respectively.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

Note 3 – Revenue Recognition

Clinical Services Revenue

Net revenues in the Company’s clinical services business accounted for 63%, 71% and 71% of the Company’s total net revenues for fiscal years ended July 31, 2019, 2018, and 2017, respectively and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

The following are descriptions of our laboratory services business portfolios:

Third party payers and Health Maintenance Organizations (HMO’s)

Reimbursements from third party payers, primarily healthcare insurers and HMO’s are based on negotiated fee-for-service schedules and on capitated payment rates. Revenues consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical collection and denial experience and the terms of the Company’s contractual arrangements. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

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

The following table represents clinical services net revenues and percentages by type of customer:

	Year ended July 31, 2019		Year ended July 31, 2018		Year ended July 31, 2017
Revenue category	Revenue	%	Revenue	%	Revenue	%
Third-party payers	$26,653	52	$41,370	58	$43,059	58
Medicare	10,898	21	12,111	17	12,705	17
HMO’s	6,213	12	11,359	16	10,263	14
Patient self-pay	7,351	15	6,237	9	8,662	11
Total	$51,115	100%	$71,077	100%	$74,689	100%

For fiscal years ended July 31, 2019, 2018, and 2017 all of the Company’s clinical services revenues were generated within the United States.

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

Royalty income is based on net sales of the Company’s licensed products by a third party. We recognize royalty income in the period the sales occur based on third party evidence received. During the fiscal year ended July 31, 2019 there was no royalty income. For fiscal years ended July 31, 2018 and 2017, royalty income was $712 and $1,205, respectively.

Products revenue by geography is as follows:

	2019	2018	2017
United States	$16,965	$15,524	$16,533
Europe	5,922	6,326	5,659
Rest of the world	7,168	7,374	7,000
Products revenue	$30,055	$29,224	$29,192

Royalty income is based on net sales of the Company’s licensed products by a third party. We recognize royalty income in the period the sales occur based on third party evidence received. During the fiscal year ended July 31, 2019 there was no royalty income. For fiscal years ended July 31, 2018 and 2017, royalty income was $712 and $1,205, respectively.

Note 4 - Supplemental disclosure for statement of cash flows

In the years ended July 31, 2019, 2018, and 2017, interest paid by the Company approximated $138, $76, and $119 respectively.

The Company did not finance any installment loans during fiscal 2019 or 2018; during fiscal 2017 the Company financed $69 in machinery and transportation equipment under installment loans.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

During fiscal 2019, the Company entered into capital lease agreements totalling $381 and none during fiscal years 2018 or 2017.

Note 5 - Inventories

Inventories consisted of the following at July 31:

	2019	2018
Raw materials	$876	$754
Work in process	2,566	2,174
Finished products	4,400	4,350
	$7,842	$7,278

Note 6 - Property, plant, and equipment

At July 31, 2019 and 2018 property, plant, and equipment consist of:

	2019	2018
Building and building improvements	$10,334	$4,917
Machinery and equipment (includes assets under capital lease - see Note 9)	8,538	7,570
Office furniture and computer equipment	16,229	15,362
Leasehold improvements	5,270	5,262
	40,371	33,111
Accumulated depreciation and amortization	(28,179)	(26,187)
	12,192	6,924
Land and land improvements	2,062	712
	$14,254	$7,636

Note 7 - Income taxes

The benefit for income taxes for fiscal years ended July 31 is as follows:

	2019	2018	2017

Federal	$—	$1,097	$—
State and local	—	—	—
Foreign	—	—	—
Deferred benefit	—	—	—
Benefit for income taxes	$—	$1,097	$—

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects on the Tax Act. As a result of the Tax Act, the Company remeasured its U.S. Federal deferred tax assets and liabilities at the rate they are expected to reverse in the future. The Company recorded a cumulative charge of $11.5 million ($0 for July 31, 2019 and $11.5 million for July 31, 2018), which was fully offset by an equivalent adjustment to the deferred tax valuation allowance. The Company recorded a cumulative benefit of $1.1 million ($0 for July 31, 2019 and $1.1 million for July 31, 2018) related to a credit for alternative minimum taxes (AMT) paid in prior years. During the fiscal year ended July 31, 2019, the Company finalized its computation of the impact of the Tax Act with no change to the benefit amount.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

foreign corporations. The guidance allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which they are subject to the rules (the period cost method), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the deferred method). After completing the analysis of the GILTI provisions, the Company elected to account for GILTI using the period cost method.

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31 are as follows:

	2019	2018
Deferred tax assets:
Federal tax carryforward losses	$12,558	$13,975
Provision for uncollectible accounts receivable	1,116	791
State and local tax carry forward losses	144	352
Accrued royalties	101	102
Stock compensation	769	575
Depreciation	682	581
Research and development and other tax credit carryforwards	1,350	1,286
Foreign tax carryforward losses	3,783	2,771
Intangibles and goodwill	1,479	1,811
Inventory	1,086	1,786
Accrued expenses	1,127	1,194
Other, net	82	58
Deferred tax assets	24,277	25,282

Prepaid expenses	(626)	(772)
Other, net	(124)	(39)
Deferred tax liabilities	(750)	(811)

Net deferred tax assets before valuation allowance	23,527	24,471
Less: valuation allowance	(23,527)	(24,471)
Net deferred tax liabilities	$—	$—

The Company recorded a valuation allowance during the years ended July 31, 2019 and 2018 equal to domestic and certain foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets. For fiscal year 2019 and 2018 the change in the valuation allowance was $(0.9) million and $8.1 million, respectively.

As of July 31, 2019, the Company had U.S. federal net operating loss carryforwards of approximately $59.1 million. The U.S. federal tax loss carryforwards, if not fully utilized, expire between 2030 and 2038. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. In addition, the Company has research and development tax credit carryforwards of approximately $1.3 million which expire between 2025 and 2039. As of July 31, 2019, the Company has state net operating loss carryforwards of approximately $2.7 million, which if not fully utilized, expire between 2037 and 2038. As of July 31, 2019, the Company had foreign loss carryforwards of approximately $15.4 million.

The components of income (loss) before income taxes consisted of the following for the years ended July 31:

	2019	2018	2017
United States operations	$4,618	$(9,540)	$(212)
International operations	(2,129)	(1,878)	(2,292)
Income (loss) before taxes	$2,489	$(11,418)	$(2,504)
F-20

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

The benefit for income taxes was at rates different from U.S. federal statutory rates for the following reasons for the years ended July 31:

	2019	2018	2017
Federal statutory rate	(21.0)%	26.4%	34.0%
Compensation and other expenses not deductible for income tax return purposes	(15.3)	(1.0)	(14.5)
Change in valuation allowance	36.3	73.9	64.0
State tax law change	—	—	(81.1)
Impact of Tax Act on valuation allowance	—	(100.1)	—
AMT refund under Tax Act	—	9.6	—
Other	—	0.8	(2.4)
	—%	9.6%	—%

Because there are no undistributed earnings at the Company’s foreign subsidiaries at July 31, 2019, no U.S. federal income taxes have been provided. As of July 31, 2019, the Company has no liabilities for uncertain tax positions. It is the Company’s policy to record interest and penalties as a component of tax expense. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions.

Note 8 - Loan Payable

In connection with the purchase of our new facility on November 27, 2018, a wholly-owned subsidiary (the “mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4,500 for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $70 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $70 at July 31, 2019. At July 31, 2019, the balance owed by the subsidiary under the mortgage agreement was $4.4 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of July 31, 2019.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial covenants. As of July 31, 2019, required financial covenants have been met.

We assumed from the seller an operating lease for a current tenant at the facility which expires on December 31, 2019. Rental income from the assumed lease is included in other income.

For the years ending July 31, principal payments due on the loan are as follows:	Total
2020	$136
2021	144
2022	152
2023	160
2024	167
Thereafter	3,626
Total principal payments	4,385
Less: current portion, included in other current liabilities	(136)
unamortized mortgage costs	(70)
Loan payable - net	$4,179

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

Note 9 - Accrued Liabilities

At July 31, accrued liabilities consist of:

	2019	2018
Payroll, benefits, and commissions	$5,123	$4,870
Professional fees	774	811
Legal	164	2,121
Other	2,301	2,252
	$8,362	$10,054

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of July 31, 2019 and 2018, the Company has established a reserve of $0.2 and $0.3 million, respectively, which is included in accrued liabilities, for claims that have been reported but not paid and incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

Note 10 - Other liabilities

At July 31, Other liabilities consist of:

	2019	2018
Capital lease obligations, net of current portion	$424	$351
Installment loans	—	2
	$424	$353

The capital lease obligations and installment loans are for machinery and equipment used in the Clinical Laboratory Services segment. Amortization of the assets recorded under the capital lease is included in depreciation expense. At July 31, 2019, the accumulated amortization on the capital leases was $1,042 and the imputed interest rate ranges from 2.99% to 9.5%.

Future minimum lease and loan payments for the years ending July 31 are as follows:	Capital leases	Installment loans
2020	$292	$2
2021	236	—
2022	79	—
2023	83	—
2024	26
Total payments	716	2
Less: interest	(37)	—
Total net of interest	679	2
Less: current portion, included in other current liabilities	(255)	(2)
Other liabilities - net	$424	$—

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

Note 11 - Stockholders’ equity

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

For the years ended July 31, 2019, 2018, and 2017 the Company did not sell any shares of common stock under the Sales Agreement.

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

Common stock

In fiscal 2019, the Company issued 315,472 shares of common stock for its employees’ 401(k) matching contribution obligation. The Company recorded an expense of $832 for the match representing the fair value of the shares at the date of issuance.

In fiscal 2018, the Company used 106,911 shares of treasury stock and issued 37,580 shares of common stock for its employees’ 401(k) matching contributions obligation. The Company recorded an expense of $782 for the match, representing the fair value of the shares at the date of issuance.

In fiscal 2017, the Company issued 91,541 shares of common stock for its employees’ 401(k) matching contributions obligation. The Company recorded an expense of $724 for the match representing the fair value of the shares at the date of issuance.

Incentive stock plans

In January 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) which provides for the issuance of equity awards, including among others, options, restricted stock and restricted stock units for up to 3,000,000 Common Shares. The exercise price of options granted under the 2011 Plan, and consistent with other Plans, is equal to or greater than fair market value of the Common Stock on the date of grant. Unless terminated earlier by the Board of Directors, the 2011 Plan will terminate at the earliest of; (a) such time as no shares of Common Stock remain available for issuance under the 2011 Plan or (b) tenth anniversary of the effective date of the 2011 Plan. On January 5, 2018, the Company’s stockholders approved the amendment and restatement of the 2011 Plan to increase the number of shares available for issuance by 2,000,000 bringing the total number of shares available for award under the 2011 Plan to 5,000,000. Awards outstanding upon expiration of the 2011 Plan shall remain in effect until they have been exercised, terminated, or have expired. As of July 31, 2019, there were approximately 1,223,000 shares available for grant under the 2011 Plan.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

The Company estimates the fair value of each stock option award on the measurement date using a Black-Scholes option pricing model. The fair value of awards is amortized to expense on a straight line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, primarily time elapsed.

Options granted pursuant to the plans may be either incentive stock options or non-statutory options The 2011 Plan provides for the issuance of stock options, restricted stock and restricted stock unit awards which generally vest over a two to four year period. A summary of the activity pursuant to the Company’s stock option plans for the years ended July 31, 2019, 2018, and 2017 is as follows:

	2019		2018		2017
	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price
Outstanding at beginning of year	1,882,116	$4.96	2,132,995	$4.26	1,813,875	$3.43
New Grants	715,321	$2.81	415,580	$5.57	493,996	$7.07
Exercised	(238,230)	$2.69	(635,624)	$2.98	(141,876)	$3.19
Expired	(8,167)	$6.55	(30,835)	$5.97	(33,000)	$5.29
Outstanding at end of year	2,351,040	$4.53	1,882,116	$4.99	2,132,995	$4.26
Exercisable at end of year	1,342,564	$5.16	1,149,489	$4.28	1,388,475	$3.27
Weighted average fair value of options granted during year		$1.07		$1.91		$2.45

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options that vested. Total intrinsic value of options that vested and were exercisable during the fiscal years ended July 31, 2019, 2018, and 2017 was $159, $743 and $10,530, respectively. The intrinsic value of options outstanding at July 31, 2019, 2018, and 2017 was $955, $1,723 and $14,510, respectively. The intrinsic value of the options exercised in fiscal 2019, 2018 and 2017 was $117, $6,014 and $1,388, respectively.

During the fiscal year ended July 31, 2019 certain directors and officers of the Company exercised 203,511 stock options in non-cash transactions. The officers and directors received 23,376 net shares of common stock. The Company did not receive any proceeds from this exercise. The net shares issued represent the difference between the fair market value of the options on the date of exercise less the strike price cost to exercise the options.

Listed below are the assumptions used to fair value options granted during fiscal years 2019, 2018 and 2017:

Grant Year	Options Granted	Exercise Price Range	Term (years)	Vesting Period (years)	FMV of options Granted/Per Share	Expected Life (years)	Expected Volatility %	Interest Rate %	Vested Shares at 7/31/2019

2019	715,321	$2.80 - $3.21	5	2 - 3	$1.06 – $1.23	3.25 - 3.5	48.06 - 50.56	2.47- 2.96	—

2018	415,580	$4.42 - $8.36	5	2 - 3	$1.53 - $2.76	3.25 - 3.5	42.59 - 46.14	2.07- 2.79	166,860

2017	493,996	$7.07	5	2 - 3	$2.40 - $2.48	3.25 - 3.5	45.85 - 46.28	1.48- 1.54	394,296
F-24

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

The following table summarizes information for stock options outstanding at July 31, 2019:

Range of Exercise prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$2.80 - $4.35	1,266,592	1.58	$3.25
$4.42 - $7.07	968,868	1.10	$5.75
$8.25 - $8.36	115,580	0.17	$8.36
	2,351,040

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

The following table summarizes the activity pursuant to restricted stock awards for the years ended July 31,

	2019		2018		2017
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	2,613	$1.74	7,436	$4.45	8,501	$4.13
Awarded	—	$—	—	$—	4,250	$6.95
Vested	(986)	$(6.71)	(2,874)	$(5.20)	(5,140)	$(4.10)
Forfeited	—	$—	(1,949)	$(5.18)	(175)	$(2.14)
Outstanding (non-vested) at end of year	1,627	$5.14	2,613	$1.74	7,436	$4.45
Weighted average market value of awards granted during year		$—		$—		$6.95

The fair value of the awards that vested during the years ended July 31, 2019, 2018 and 2017 was $4, $24 and $44, respectively.

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

During fiscal year 2019 and 2018, the Company awarded PSUs to its executive officers which provide for the grant of shares of our common stock at the end of three–year periods based on the achievement of average revenue growth and adjusted EBITDA growth over the respective periods. As of July 31, 2019, the Company did not accrue any compensation expense for these PSU’s as the achievement of the growth goals is currently not probable.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

The following table summarizes PSU’s granted:

Period Ending	Total Grant	Fair Market Value At Grant Date
7/31/2019	80,500	$ 225

7/31/2018	32,000	$ 141

Note 12 - Employee benefit plan

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2019, 2018, and 2017, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The share-based 401(k) employer matched contribution was approximately $830, $781, and $724 in fiscal years 2019, 2018, and 2017, respectively. As of July 31, 2019, 2018 and 2017 the Company accrued a total of $475, $493 and $412 in 401(k) matching contributions within the Accrued liabilities account.

The Company’s Swiss operations provide a pension plan named the Enzo Life Sciences (ELS) AG Vertrag - Nr. 2/401144, (the “Swiss Plan”) under the Swiss government’s social security system for Swiss employees. The current required minimum saving contribution is 13% for employees over age 25 and minimum annual investment return is 1.00%. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 50% of the employee contribution. The status of the Swiss Plan, which is substantially funded as of December 31, 2018, the latest plan year end, is as follows:

As of December 31,	2018	2017	2016
Total Assets	$2,064	$1,849	$2,184

Accumulated Benefit Obligation	$2,308	$2,094	$2,432
Funded status	90%	88%	90%

Fiscal Year ended July 31,	2018	2017	2016

Contributions	$208	$205	$224

The Swiss Plan’s contract expires December 31, 2019 and the Company is in the process of renewing the contract. Currently the Company has no plans to change the current funding or plan design. No events have occurred that would impact the Swiss Plan status.

Note 13 - Royalty and other income

The Company had a license agreement with Qiagen that began in 2005, whereby the Company earned quarterly running royalties on the net sales of Qiagen products subject to a license until the underlying patent expired in April 2018. During the years ended July 31, 2019, 2018 and 2017, the Company recorded royalty income under the agreement of approximately $0, $712 and $1,205 respectively, which is included in the Life Sciences products segment.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

Note 14 - Commitments

Leases

The Company leases equipment and office and laboratory space under several non-cancellable operating leases that expire through June 2028. Certain leases include renewal options and rent escalation clauses. An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for clinical laboratory operations and certain research operations. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense for this lease, inclusive of real estate taxes, approximated $1,849, $1,798, and $1,752 during fiscal years 2019, 2018 and 2017, respectively. Total rent expense incurred by the Company during fiscal 2019, 2018 and 2017 for all its facilities was approximately $4,873, $4,398 and $4,658, respectively.

Minimum future annual rentals under all non-cancellable operating leases, net of sublease rental income of $134, as of July 31, 2019, are as follows:

Years ending July 31,

2020	$9,457
2021	5,878
2022	4,299
2023	3,401
2024	3,107
Thereafter	9,679
$35,821

Employment Agreements

The Company has employment agreements with certain officers that are cancellable at any time but provide for severance pay in the event an officer is terminated by the Company without cause, as defined in the agreements. Unless cancelled earlier or with notice as defined, the agreement automatically renews for two years. Aggregate minimum compensation commitments, exclusive of any severance provisions as of July 31, 2019 is $2,498.

Note 15 – Contingencies

There are currently three cases that are on appeal, which were originally brought by the Company in the United States District Court for the District of Delaware (“the Court”), alleging patent infringement against various companies. In 2017, the Court entered summary judgment against the Company that the asserted claims of the ’180 and ’405 Patents are invalid for nonenablement in cases involving Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche. The Company appealed the Court’s final judgment of invalidity in those cases to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”), which were subsequently consolidated (“the Consolidated Appeals”). The Federal Circuit heard oral argument in the Consolidated Appeals on January 7, 2019. In the Consolidated Appeals, the Company had asked the Federal Circuit to reverse the Court’s grants of final and summary judgment of invalidity of the asserted claims of the ’180 and ’405 patents and to remand the cases against Abbott, Becton Dickinson, and Roche to the Court.  On June 20, 2019 the Federal Circuit affirmed the District Court’s grant of summary judgment of non-enablement with respect to the ’180 and ’405 patents. The Company filed a petition for rehearing and rehearing en banc on August 5, 2019. The Federal Circuit requested that the Abbott, Becton Dickinson, and Roche Defendants submit a response to that petition, which they filed on October 11, 2019.

In April 2019, the Company entered into an agreement with Hologic and Grifols, resolving litigation resulting from four cases originally brought by the Company in the Court. As a result, Enzo dismissed (1) a stayed patent litigation regarding the ’180 and ’197 Patent against Hologic in the Court; (2) the Consolidated Appeals against Gen-Probe and Hologic resulting from two cases filed in the Court, and (3) the Company’s appeal in the litigation involving the ’581 Patent that involved both Hologic and Grifols. As a result of the agreement with Hologic, Hologic withdrew from Enzo’s Federal Circuit appeal of the Patent Trial and Appeal Board’s adverse rulings in two inter partes review proceedings regarding the ’197 Patent filed by Hologic and joined by Becton Dickinson (“the ’197 PTAB Appeals”).

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

Of the original cases filed in the Court, the Abbott, Becton Dickinson, and Roche cases remain on appeal to the Federal Circuit.

The ’197 PTAB Appeals remain pending with respect to Becton Dickenson. On August 16, 2019, the Federal Circuit affirmed the Board’s decision finding that each of the challenged claims is unpatentable as anticipated or obvious. The Company’s petition for rehearing and rehearing en banc is due on October 30, 2019.

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

As described in Note 3, third-party payers, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. During the third fiscal quarter of 2019, a significant third-party payer informed us outside of their typical business practice that they believe it overpaid the Company during certain periods of fiscal 2018 and subsequent to year end began to withhold payment in paying certain claims. The Company disputes these claims, has formally sent legal appeal letters to the payer, and at the present time may exercise its rights under the terms of the agreement with the payer and file a notice of arbitration. At this time, the Company is unable to determine the probability of the outcome of these appeals or reasonably estimate a range of potential losses associated with this claim.

The following legal settlements are included in the statement of operations under Legal settlements, net within the Life Science segment for the 2019 period:

The Company, along with its subsidiaries Enzo Life Sciences, Inc. entered into a Settlement Agreement as of February 5, 2019 (the “Agreement) with Roche Diagnostics GmbH and Roche Molecular Systems, Inc. (together, “Roche”) with respect to an action between the Company and Roche before the U.S. District Court, Southern District of New York, Case No 04-CV4046. Roche agreed to pay the Company $21 million in settlement pursuant to the Agreement. The Company received $19.4 million net of attorney contingency payments. This settlement does not affect the Company’s civil action for patent infringement against Roche in the U.S. District Court for the State of Delaware, Enzo Life Sciences Inc. v. Roche Molecular Systems Inc., et al., civil action No. 12 cv-00106, which remains pending on appeal.

The Company, along with its subsidiaries Enzo Life Sciences, Inc. entered into a settlement and license agreement as of April 16, 2019 (the “Agreement”) with Hologic, Inc. (“Hologic”), Grifols, S.A., and Grifols Diagnostic Solutions Inc. (together, “Grifols”) to settle all outstanding patent disputes among the parties. The terms of the agreement include one-time payments totaling $14 million to the Company in exchange for fully paid-up, worldwide licenses to Hologic and Grifols. The Company received $9.5 million net of attorney contingency payments.

Note 16 - Segment reporting

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

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

Legal settlements, net, represent activities for which royalties would have been received in the Company’s Life Sciences Products segment. Management of the Company assesses assets on a consolidated basis only and therefore, assets by reportable segment have not been included in the reportable segments below. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2019

	Clinical Laboratory Services	Life Sciences Products	Therapeutics	Other	Consolidated
Revenues	$51,115	$30,055	$—	$—	$81,170

Operating costs, expenses and legal settlements, net:
Cost of revenues	44,226	13,696	—	—	57,922
Research and development	31	2,257	887	—	3,175
Selling, general and administrative	24,230	11,860	—	8,175	44,265
Legal fee expense	159	27	—	2,814	3,000
Legal settlements, net	—	(28,925)	—	—	(28,925)
Total operating costs, expenses and legal settlements, net	68,646	(1,085)	887	10,989	79,437

Operating income (loss)	(17,531)	31,140	(887)	(10,989)	1,733

Other income (expense) Interest	(64)	67	—	1,053	1,056
Other	16	2	—	364	382
Foreign exchange loss	—	(682)	—	—	(682)
Income (loss) before taxes	$(17,579)	$30,527	$(887)	$(9,572)	$2,489

Depreciation and amortization included above	$1,625	$1,221	$—	$190	$3,036

Share-based compensation included above:

Selling, general and administrative	147	95	—	$697	939
Total	$147	$95	$—	$697	$939

Capital expenditures	$1,374	$605	$—	$6,147	$8,126
F-29

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2018

	Clinical Laboratory Services	Life Sciences Products	Therapeutics	Other	Consolidated
Revenues	$71,077	$29,936	$—	$—	$101,013

Operating costs, expenses and legal settlements, net:
Cost of revenues	46,008	14,377	—	—	60,385
Research and development	—	2,305	905	—	3,210
Selling, general and administrative	24,656	11,617	—	8,182	44,455
Legal fee expense	67	58	—	5,002	5,127
Total operating costs, expenses and legal settlements, net	70,731	28,357	905	13,184	113,177

Operating income (loss)	346	1,579	(905)	(13,184)	(12,164)

Other income (expense) Interest	(91)	50	—	894	853
Other	29	11	—	128	168
Foreign exchange loss	—	(275)	—	—	(275)
Income (loss) before taxes	$284	$1,365	$(905)	$(12,162)	$(11,418)

Depreciation and amortization included above	$1,667	$1,387	$—	$76	$3,130

Share-based compensation included in above:
Selling, general and administrative	125	79	—	$609	813
Total	$125	$79	$—	$609	$813

Capital expenditures	$1,685	$203	$—	$—	$1,888
F-30

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2017

	Clinical Laboratory Services	Life Sciences Products	Therapeutics	Other	Consolidated
Total revenues	$74,689	$30,397	$—	$—	$105,086

Operating costs, expenses and legal settlements, net:
Cost of product revenues	45,400	14,078	—	—	59,478
Research and development	—	2,311	617	—	2,928
Selling, general and administrative	24,465	11,289	—	8,395	44,149
Legal fee expense	146	79	—	1,454	1,679
Total operating costs, expenses and legal settlements, net	70,011	27,757	617	9,849	108,234

Operating income (loss)	4,678	2,640	(617)	(9,849)	(3,148)

Other income (expense)
Interest	(112)	46	—	450	384

Other	137	(60)	—	48	125
Foreign exchange gain	—	135	—	—	135
Income (loss) before taxes	$4,703	$2,761	$(617)	$(9,351)	$(2,504)

Depreciation and amortization included above	$1,586	$1,913	$—	$99	$3,598

Share-based compensation included above:
Cost of clinical laboratory services	$6	$—	$—	$—	$6
Selling, general and administrative	111	74	—	$640	825
Total	$117	$74	$—	$640	$831

Capital expenditures	$1,363	$390	$—	$—	$1,753
F-31

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019

(Dollars in thousands except share data)

Geographic financial information is as follows:

Net sales to unaffiliated customers:	2019	2018	2017
United States	$72,387	$91,688	$96,751
Switzerland	2,611	2,584	2,371
United Kingdom	1,611	1,851	1,673
Other international countries	4,561	4,890	4,291
Total	$81,170	$101,013	$105,086

Long-lived assets at July 31,	2019	2018
United States	$22,057	$16,210
Switzerland	376	502
United Kingdom	64	127
Other international countries	96	135
Total	$22,593	$16,974

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

	2019	2018	2017
United States	$21,272	$20,610	$22,062
Foreign countries	8,783	9,326	8,335
	$30,055	$29,936	$30,397

Note 17 - Summary of Selected Quarterly Financial Data (unaudited)

The following table contains statement of operations information for each quarter of the years ended July 31, 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly financial data for fiscal 2019 and 2018 is summarized as follows:

	Quarter Ended
Fiscal 2019	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019
Total revenues	$21,260	$19,327	$19,662	$20,921
Gross profit	7,021	4,579	5,302	6,346
Income (loss) before income taxes	(5,978)	(8,408)	22,265	(5,390)
Net income (loss)	(5,978)	(8,408)	22,265	(5,390)
Basic and diluted income (loss) per common share	$(0.13)	$(0.18)	$0.47	$(0.11)

	Quarter Ended
Fiscal 2018	October 31, 2017	January 31, 2018	April 30, 2018	July 31, 2018
Total revenues	$27,676	$26,952	$25,630	$24,455
Gross profit	12,245	11,345	11,073	9,665
Income (loss) before income taxes	(640)	(1,998)	(3,016)	(5,758)
Net income (loss)	(640)	(901)	(3,016)	(5,758)
Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.06)	$(0.11)
F-32

ENZO BIOCHEM, INC
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
As of and for the Years ended July 31, 2019, 2018 and 2017

(in thousands)

Year ended July 31,	Description	Balance at Beginning of Year	Charged (credited) to costs and expenses	Charged to other accounts	Deductions		Balance at end of Year

2019	Allowance for doubtful accounts receivable	145	42		21	(1)	166

2018	Allowance for doubtful accounts receivable	147	—		2	(1)	145

2017	Allowance for doubtful accounts receivable	102	57		12	(1)	147

2019	Deferred tax valuation allowance	24,471	(944)				23,527

2018	Deferred tax valuation allowance	32,581	(8,110)				24,471

2017	Deferred tax valuation allowance	34,912	(2,331)				32,581

(1)	Write-off of uncollectible accounts receivable.
S-1