Form 10-K/A
period 2019-07-31
ENZO BIOCHEM INC
filed 2019-11-26
CIK 316253

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Company’s common stock, $.01 par value, outstanding at November 15, 2019 was 47,556,807.

DOCUMENTS INCORPORATED BY REFERENCE

None

None.

EXPLANATORY NOTE

Enzo Biochem, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A for the fiscal year ended July 31, 2019, in order to amend and restate Part III, Items 10 through 14 of the report on Form 10-K (the “original 10-K”) that we originally filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2019.

This Form 10-K/A has been prepared and filed in reliance on General Instruction G to Form 10-K, which provides that registrants may provide the information required by Part III in a definitive proxy statement or an amendment to the Form 10-K filed with the SEC within 120 days after the end of the fiscal year covered by the report. The Company had initially planned to file the Part III information in a definitive proxy statement. Because the Company has filed a preliminary proxy statement on November 20, 2019, the Company has determined to instead file this Form 10-K/A to provide the Part III information within the required time period.

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

Except as described above, no other changes have been made to the original Form 10-K. The original Form 10-K continues to speak as of October 15, 2019, the date the Company filed the original Form 10-K with the SEC, and other than as expressly indicated in this Form 10-K/A, the Company has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to October 15, 2019. Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and the Company’s other reports filed thereafter.

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

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Directors

The Company’s Board has three staggered classes of Directors, each of which serves for a term of three years. The names of our directors, their ages and their positions with the Company are set forth below, followed by certain other information about them:

Class II Directors: Term to Expire in 2020:

Name	Year First Became A Director
Barry W. Weiner (age 69)	1972
Bruce A. Hanna, Ph.D (age 76)	2017

Class III Director: Term to Expire in 2021

Name	Year First Became a Director
Elazar Rabbani, Ph.D (age 76)	1976

Class I Directors: Term to Expire in 2022

Name	Year First Became a Director
Gregory M. Bortz (age 50)	2010
Dov Perlysky (age 57)	2012

BARRY W. WEINER is the Company’s President, Chief Financial Officer, Principal Accounting Officer as well as a director and founder of the Company. He has served as the Company’s President since 1996, and previously held the position of Executive Vice President. Before his employment with Enzo Biochem, he worked in several managerial and marketing positions at the Colgate Palmolive Company. Mr. Weiner is a member of the New York Biotechnology Association. He received his Bachelor of Arts degree in Economics from New York University and his Master of Business Administration in Finance from Boston University.

We believe that Mr. Weiner’s qualifications to serve on our Board are demonstrated by his deep knowledge of our businesses and the industries in which we are involved, along with his experience in finance, management and marketing, including the identification of acquisition targets, business development and partnering and raising capital.

BRUCE A. HANNA, Ph.D. has been a director of the Company since January 2017. He is currently a member of the Company’s Audit, Compensation and Nominating/Governance Committees and is the chairman of the Nominating/Governance Committee. He has served as a Clinical Professor of Pathology and Clinical Professor of Microbiology at the New York University School of Medicine since 1979 and Adjunct Professor of Science at New York University College of Dentistry since 2010. From 2006 to 2015, he served on the ASM International Committee and WHO Global Committee; from 2000 to 2012, he served as the Editor of the Clinical Microbiology Review; from 1982 to 2010, he was a director of Clinical Microbiology and Immunology; and from 2008 to 2010 he was Interim director of Pathology, Bellevue Hospital Center. Dr. Hanna earned a Bachelor of Science in Biology from Saint Bonaventure University, a Masters in Science in Microbiology from Northeastern University and a Ph.D. in Microbiology from Saint John’s University. Dr. Hanna’s post-doctorate work in Clinical Microbiology was at Mt. Sinai Hospital.

We believe that Dr. Hanna’s qualifications to serve on our Board are demonstrated by his professional background, experience in the healthcare field, including his academic background and technical experience.

ELAZAR RABBANI, Ph.D. is an Enzo Biochem founder and has served as the Company’s Chairman of the Board and Chief Executive Officer since its inception in 1976 and as Secretary since November 25, 2009. Dr. Rabbani has authored numerous scientific publications in the field of molecular biology, in particular, nucleic acid labeling and detection. He is also the lead inventor of many of the Company’s pioneering patents covering a wide range of technologies and products.

Dr. Rabbani received his Bachelor of Arts degree from New York University in Chemistry and his Ph.D. in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

We believe that Dr. Rabbani’s qualifications to serve on our Board are demonstrated by his extensive knowledge of our industry and his accomplishments over the last 42 years, including building our intellectual property estate and the commercialization of technology, which has generated significant revenues for the Company.

GREGORY M. BORTZ has been a director of the Company since January 2010. He is currently a member of the Company’s Audit, Compensation and Nominating/Governance Committees and has been the chairman of the Audit Committee since November 2010. Mr. Bortz became Enzo’s Lead Independent Director in 2017. Mr. Bortz is the founder of the CREO group of companies (“CREO”) and serves as CREO’s managing partner. CREO’s interests include a combination of private equity and hedge fund investments. On the private equity side, CREO is currently investing through its third fund, CREO Capital Partners Fund III, L.P. Under Mr. Bortz’s leadership, CREO has achieved successful exits from several private equity investments. CREO’s success is driven by its strategy of acquiring middle market companies at reasonable prices, strengthening and improving their operations and balance sheets and adding scale through selective, accretive mergers and acquisitions. Mr. Bortz serves as a board member of the companies in CREO’s private equity portfolio. In addition, Mr. Bortz serves as the Chief Investment Officer of the CREO Select Opportunities Fund, a hedge fund that focuses on investing in public fixed income and equity securities.

From October 2000 to February 2005, Mr. Bortz was Senior Vice President in the Investment Banking Division, of Lehman Brothers, Inc., an international investment bank. During his tenure at Lehman Brothers, Mr. Bortz was involved in numerous public and private debt and equity offerings, mergers and acquisitions and restructurings. Prior to joining Lehman Brothers, Mr. Bortz held the position of Vice President of Investment Banking at Credit Suisse First Boston, an international investment bank, from January 1998 to October 2000. Mr. Bortz also previously held the position of Manager at the accounting firm of Ernst and Young (1994–1997) and Senior at the public accounting firm of Arthur Andersen (1993–1994), both in those firms’ respective audit groups. Mr. Bortz was qualified as a chartered accountant in England and Wales as well as in South Africa. He graduated with honors from the University of Cape Town with a Bachelors of Business Science in Finance and holds a Postgraduate Diploma in Accounting from that same institution.

We believe that Mr. Bortz’s qualifications to serve on our Board are demonstrated by his more than 24 years of accounting, auditing, financial and investment banking experience, as well as his experience as a board member of CREO’s portfolio companies.

DOV PERLYSKY has been a director of the Company since September 2012. He is currently a member of the Company’s Audit, Compensation and Nominating/Governance Committees. Mr. Perlysky became the chairman of the Compensation Committee in 2017. Mr. Perlysky has been a member of the Board of Directors of Pharma-Bio Serv, Inc. since 2004, Highlands State Bank since 2010 and News Communications since 2007. Mr. Perlysky has also been the managing member of Nesher, LLC, a private investment firm, since 2000 and a director of Engex, Inc., a closed-end mutual fund, since 1999. From 1998 until 2002, Mr. Perlysky was a vice president in the private client group of Laidlaw Global Securities, a registered broker-dealer. Mr. Perlysky received his Bachelor of Science in Mathematics and Computer Science from the University of Illinois in 1985 and his Master of Science in Management Studies from the J.L. Kellogg School of Management of Northwestern University in 1991.

We believe that Mr. Perlysky’s qualifications to serve on our Board are demonstrated by his professional background, experience in the healthcare field (including his director position at Pharma-Bio Serv, Inc.), other current and past board positions and finance background, making him well qualified as a member of our Board.

Family Relationships

There are no family relationship of first cousins or closer, among the Company’s directors and executive officers, by blood marriage or adoption, except that Dr. Elazar Rabbani and Barry W. Weiner are brothers-in-law.

Corporate Governance Policies and Practices

The Company has a variety of policies and practices to foster and maintain responsible corporate governance, including the following:

Corporate Governance Guidelines—The Board adopted Corporate Governance Guidelines, which collect in one document many of the corporate governance practices and procedures that had evolved over the years. These guidelines address the duties of the Board, director qualifications and selection process, Board operations, Board committee matters and continuing education. The guidelines also provide for annual self-evaluations by the Board and its committees. The Board reviews these guidelines on an annual basis. The guidelines are available on the Company’s website at www.enzo.com and in print by contacting Investor Relations at (212) 583-0100.

Corporate Code of Business Conduct and Ethics—The Company has a Code of Business Conduct and Ethics that applies to all of the Company’s employees, officers and members of the Board. The Code of Business Conduct and Ethics is available on the Company’s website at www.enzo.com and in print by contacting Investor Relations at (212) 583-0100.

Board Committee Charters—Each of the Company’s Audit, Compensation and Nominating/Governance Committees has a written charter adopted by the Board that establishes practices and procedures for such committee in accordance with applicable corporate governance rules and regulations. The charters are available on the Company’s website at www.enzo.com and in print by contacting Investor Relations at (212) 583-0100.

Diversity Policy—As part of the Company’s commitment to improved governance and in connection with the Company’s shareholder engagement program, the Board adopted a diversity policy this year. The Nominating/Governance Committee shall consider diversity in its evaluation of candidates for Board membership in accordance with this policy. To reflect this policy, the Nominating/Governance Committee seeks to include diverse candidates in all director searches, taking into account diversity of age, gender, race, culture, business experience, education, skills, character and judgment, including by affirmatively instructing any search firm retained to assist the Nominating/Governance Committee in identifying director candidates, to seek to include diverse candidates from traditional and nontraditional candidate groups.

Director Term Limits—The total cumulative length of time an Outside Director may serve on the Board is limited to a maximum of three, three-year terms, whether consecutively or in total, plus any portion of an earlier three-year term that such Outside Director may have been appointed to serve. The term limit set forth above may be extended for a maximum of one additional term if such individual is re-nominated by the unanimous agreement of the Board.

Lead Independent Director Charter—As part of the Company’s ongoing commitment to improved governance and in connection with the Company’s shareholder engagement program, the Company amended the Lead Independent Director Charter this year to strengthen the duties of the Lead Independent Director role. The duties of the Lead Independent Director, as set forth in the amended Lead Independent Director Charter, among other things, are to:

•	develop the agendas for and serve as chairman of the executive sessions of the independent directors of the Company;

•	serve as principal liaison between the independent directors of the Company and the Chairman of the Board and between the independent directors and senior management;

•	approve the agendas for Board meetings;

•	call meetings of the independent directors;

•	approve the appropriate schedule of Board meetings; advise the Chairman of the Board as to the quality, quantity and timeliness of the information submitted by the Company’s management that is necessary or appropriate for the independent directors to effectively and responsibly perform their duties;

•	ensure that independent directors have adequate opportunities to meet and discuss issues in executive sessions without management present; if the Chairman of the Board is unable to attend a Board meeting, act as chairman of such Board meeting;

•	ensure that he or she is available for consultation and direct communication with major shareholder, if requested, and acts as a contact for other interested persons;

•	share with other directors, as he or she deems appropriate, letters and other communications and contact that he or she receives;

•	and perform such other duties as the Board shall from time to time delegate.

In addition, the Lead Independent Director may require information relating to any matter be distributed to the Board. Gregory M. Bortz has served as Lead Independent Director since January 2017. The Lead Director role was established in October 2005.

The Lead Independent Director Charter, as amended, is available on the Company’s website at www.enzo.com, and in print by contacting Investor Relations at (212) 583-0100.

Director Independence

Requirements—The Board believes that a majority of its members should be independent, non-employee directors. The Board adopted the following “Director Independence Standards,” which are consistent with criteria established by the NYSE, to assist the Board in making these independence determinations:

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
5

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

The Board has reviewed all material transactions and relationships among each director, and any member of his or her immediate family, and the Company, its senior management and its independent auditors. Based on this review and in accordance with its independence standards outlined above, the Board has affirmatively determined that all of the non-employee directors are independent as such term is defined by the NYSE.

Board Leadership Structure and Role in Risk Oversight

Elazar Rabbani, Ph.D., has been the Company’s Chairman of the Board and Chief Executive Officer since the Company’s inception in 1976. The Company believes that having one person, particularly Dr. Rabbani with his deep industry and executive management experience, his extensive knowledge of the operations of the Company and his own history of innovation and strategic thinking, to serve as both Chief Executive Officer and Chairman is the best leadership structure for the Company. The Board believes this demonstrates to employees, customers and shareholders that the Company is under strong leadership with a single person setting the tone and having primary responsibility for managing the Company’s operations. This unity of leadership promotes strategy development and execution, timely decision-making and effective management of Company resources. The Company believes that it has been well served by this structure.

As described above, three of the Company’s five directors are independent. In addition, all of the directors on each of the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee are independent directors and each of these committees is led by a committee chair. The committee chairs set the agendas for their committees and report to the full Board. All of the independent directors are highly accomplished and experienced business people in their respective fields, have demonstrated leadership in significant enterprises and are familiar with board processes. The Company’s independent directors bring experience, oversight and expertise from outside the Company and industry, while the Company’s Chairman and Chief Executive Officer and Mr. Weiner, as President and Chief Financial Officer bring Company-specific experience and expertise.

Additionally, the Company has had a Lead Independent Director since October 2005, whose duties, among other things, are to approve the agendas for all Board meetings, call and lead the executive sessions of the independent directors of the Company, be available for engagement with major shareholders, serve as liaison between the independent directors of the Company on one hand and the Chairman of the Board and senior management on the other hand, advise the Chairman of the Board as to the quality, quantity and timeliness of the information submitted by the Company’s management to the independent directors; and perform such other duties as the Board shall from time to time delegate.

While the Board is responsible for overseeing the Company’s risk management, the Board has delegated many of these functions to the Audit Committee. Under its charter, the Audit Committee is responsible for discussing the Company’s major financial risk exposures, the guidelines and policies by which risk assessment and management is undertaken, and the steps management has taken to monitor and control risk exposure with management and the independent auditors. In addition to the Audit Committee’s work in overseeing risk management, the full Board regularly engages in discussions regarding the most significant risks that the Company is facing and how those risks are being managed. The Board also receives risk management updates directly from the Company’s senior management and from the chair of the Audit Committee. In addition, the Chairman and Chief Executive Officer’s extensive knowledge of the Company and experience in the industries in which we operate uniquely qualifies him to lead the Board in assessing the whole panoply of risks the Company faces. The Board believes that the work undertaken by the Audit Committee, the full Board and the Chairman and Chief Executive Officer, enables the Board to effectively oversee the Company’s risk management function. Gregory M. Bortz has served as Lead Independent Director since January 2017.

Board Nomination Policies and Procedure

Nomination Procedure—The Nominating/Governance Committee is responsible for identifying, evaluating and recommending candidates for election to the Board, with due consideration for recommendations made by other Board members, the Chief Executive Officer and other sources, including shareholders. The total cumulative length of time that any Outside Director may serve on the Board is limited to a maximum of three three-year terms, whether consecutively or in total, plus any portion of an earlier three-year term that such Outside Director may have been appointed to serve. The term limit set forth above may be extended for a maximum of one additional term if such individual is re-nominated by the unanimous agreement of the Board. The Nominating/Governance Committee also considers the appropriate balance of experience, skills and characteristics desirable among the members of the Board to maintain a diverse Board. The independent members of the Board review the Nominating/Governance Committee candidates and nominate candidates for election by the Company shareholders. The Nominating/Governance Committee will consider candidates for election to the Board recommended by shareholders of the Company.

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

The Nominating/Governance Committee also reviews whether a potential candidate will meet the Company’s independence standards and any other director or committee membership requirements imposed by law, regulation or NYSE rules.

The Nominating/Governance Committee will consider, among other factors, the following to evaluate recommended nominees:

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

Director candidates recommended to the Committee are subject to full Board approval and subsequent election by the shareholders. The Board is also responsible for electing directors to fill vacancies on the Board that occur due to retirement, resignation, expansion of the Board or other reasons between the annual meetings of shareholders. The Nominating/Governance Committee may retain a recruitment firm, from time to time, to assist in identifying and evaluating director candidates. When a firm is used, the committee provides specified criteria for director candidates, tailored to the needs of the Board at that time, and pays the firm a fee for these services. Suggestions for director candidates are also received from Board members, management, shareholders and may be solicited from professional associations as well.

Audit Committee

The Audit Committee was established by and among the Board for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is authorized to review proposals of the Company’s auditors regarding the annual audit, recommend the engagement or discharge of the auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, review the scope of the annual audit, approve or disapprove each professional service or type of service other than standard auditing services to be provided by the auditors, and review and discuss the audited financial statements with the auditors. The current members of the Audit Committee are Messrs. Bortz and Perlysky and Dr. Hanna. Mr. Bortz has been the Chairman since November 2010. The Board has determined that each of the Audit Committee members is independent, as defined in the NYSE’s listing standards and applicable SEC Rules. The Board has further determined that Mr. Bortz is an “audit committee financial expert” as such term is defined under Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act, and that each director is financially literate as required under the NYSE listing standards.

Executive officers and key employees

Set forth below is the name, age and title of each executive officer and key employee of the Company followed by a summary of each executive’s and key employee’s background.

Name	Age	Year Became a Director, Executive Officer or Key Employee	Position
Elazar Rabbani, Ph.D.	76	1976	Chairman of the Board, Chief Executive Officer and Secretary
Barry W. Weiner	69	1977	President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director (1)
Dieter Schapfel, M.D.	56	2014	Chief Medical Director, Enzo Clinical Labs
Kara Cannon	51	2018	Corporate Vice President, Commercial Operations
Bruce A. Dey	61	2014	Vice President of Sales, Enzo Clinical Labs

(1)	Director term expires at the Annual Meeting.

Biographical Information Regarding Directors, Executive Officers and Key Employees

ELAZAR RABBANI, Ph.D. is an Enzo Biochem founder and has served as the Company’s Chairman of the Board and Chief Executive Officer since its inception in 1976 and as Secretary since November 25, 2009. Dr. Rabbani has authored numerous scientific publications in the field of molecular biology, in particular, nucleic acid labeling and detection. He is also the lead inventor of many of the Company’s pioneering patents covering a wide range of technologies and products. Dr. Rabbani received his Bachelor of Arts degree from New York University in Chemistry and his Ph.D. in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

BARRY W. WEINER is the Company’s President, Chief Financial Officer, Principal Accounting Officer as well as a director and founder of the Company. He has served as the Company’s President since 1996, and previously held the position of Executive Vice President. Before his employment with Enzo Biochem, he worked in several managerial and marketing positions at the Colgate Palmolive Company. Mr. Weiner is a member of the New York Biotechnology Association. He received his Bachelor of Arts degree in Economics from New York University and his Master of Business Administration in Finance from Boston University.

DIETER SCHAPFEL, M.D. is the Chief Medical director for Enzo Clinical Labs and has been employed with the Company since 2012, initially as a consulting pathologist. Dr.Schapfel served as Medical Director of Pathology at Southside Hospital–North Shore/Long Island Jewish Health System from 2006 to 2012. He served as a staff pathologist at Huntington Hospital from January 2004 to June 2006. Dr. Schapfel served as director of Pathology and Medical Affairs and the College of American Pathologists director of Pathology, Dublin, Ireland and Farmingdale, New York for Icon Laboratories from February 2002 to October 2003. Dr. Schapfel is a graduate of the State University of New York at Stony Brook, College of Medicine, where he also served his residency. He is a diplomat of the American Board of Pathology with certification in Anatomic and Clinical Pathology and is also a diplomat of The National Board of Medical Examiners.

KARA CANNON is Corporate Vice President of Commercial Operations and has been employed with the Company since 2011. She is responsible for strategic and tactical marketing, sales, manufacturing and general management of the operations. Ms. Cannon previously held executive positions at Pall Corporation, where she focused on commercial operations within the areas of diagnostics, biotechnology and biosciences. She has also held marketing and technical positions at Dynal Biotech (now ThermoFisher Scientific). She has had extensive experience in the marketing and selling of innovative platforms for the diagnostics markets, as well as, the development and execution of strategic plans for the growth and sustainability of diagnostic-related businesses. Ms. Cannon holds a BA from Franklin and Marshall College.

BRUCE A. DEY is Vice President, Sales & Marketing for Enzo Clinical Labs and joined on December 6, 2003. Mr. Dey has over 31 years of experience developing sales and commercial operations in the laboratory services industry. Prior to joining Enzo Clinical Labs, Mr. Dey served as Vice President, Sales & Marketing for CDS Laboratories from 1989 to 2001, which was acquired by Quest Diagnostics in November 2001. He began his career with SmithKline Beecham Clinical Laboratories. Mr. Dey earned a Bachelor of Science in Economics and a Master of Business Administration from The State University of New York at Albany.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company within two business days. Such executive officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by such Reporting Persons. Based solely on a review of the copies of such forms furnished to us and on written representations that no Form 5 was required to be filed, we believe that, during the fiscal year ended July 31, 2019, all of our directors and executive officers timely complied with the Section 16(a) filing requirements.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (as such term is defined in Item 406 of Regulation S-K). The Code of Business Conduct and Ethics is available on the Company’s website at www.enzo.com, and in print by contacting Investor Relations at (212) 583-0100. The Code of Business Conduct and Ethics applies to the Company’s employees, officers and members of the Board. The Code of Business Conduct and Ethics has been designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;

•	Compliance with applicable governmental laws, rules and regulations;
9

•	The prompt internal reporting or violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

•	Accountability for adherence to the Code of Business and Conduct and Ethics.

ITEM 11. Executive Compensation.

Director Compensation

The following table sets forth the information concerning compensation earned during our fiscal year ended July 31, 2019 by all non-employee Directors (table format below):

Name	Fees Earned or Paid in Cash	Stock Options Awards(1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Gregory M. Bortz Lead Director	$97,500	$100,000	—	—	$197,500
Dov Perlysky Director	$62,500	$100,000	—	—	$162,500
Bruce A. Hanna, Ph.D. Director	$62,500	$100,000	—	—	$162,500

(1)	Represents the grant fair value on the respective grant date for the fiscal year ended July 31, 2019, in accordance with accounting authoritative guidance. The assumptions used in calculating these amounts are set forth in Notes 1 and 11 to the Company’s consolidated financial statements for the fiscal year ended July 31, 2019, included in the Company’s Form 10-K filed with the SEC on October 15, 2019. As of July 31, 2019, each non-Employee Director serving during the fiscal year ended July 31, 2019 had the following number of outstanding options: Mr. Bortz – 306,813; Mr. Perlysky – 306,813; and Dr. Hanna – 175,099.

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

Say-on-Pay Feedback from Shareholders –

For the past three years, the Company has conducted regular outreach on compensation and governance-related matters to its top shareholders. At our 2018 Annual Meeting of Shareholders, 86% of the shares that were voted were cast in favor of our say-on-pay proposal. As part of our continued commitment towards shareholder engagement and our responsiveness to shareholder concerns, in 2018 we engaged in these discussions with approximately 60% of our top 25 shareholders that own over 57% of our outstanding shares. While our engagements this year have become more focused on Board and governance matters, compensation matters were discussed in some of these conversations. As a whole, we continued to receive positive feedback regarding the evolution of our compensation program and the incorporation of prior shareholder feedback received regarding our compensation program. Other comments from shareholders are as follows:

•	Investors supported the decision of the Compensation Committee to include performance-vested equity for fiscal 2018 that along with stock options that could over time comprise up to 50% of long-term incentive
10

grant value of our Named Executive Officers, despite the fact that performance-vested equity awards are not used in any significant degree in our peer group.

•	Investors generally supported the long-term focus of our executive compensation program, and in fact noted that the non-equity-based compensation of our executive officers was low compared to our peer group.

•	Shareholders appreciated the successful patent defense program and commented that management should be recognized for the economic benefit to the Company.

The feedback of our shareholders and the operating performance of the Company were significant factors that impacted fiscal 2019 executive compensation. The market price of the Common Stock decreased during fiscal 2019 resulting in a one-year shareholder return of (22.7%). Even though the Company experienced strong performance, the Compensation Committee kept executive base pay salary in fiscal 2019 essentially the same compared to fiscal 2018. The Company’s three-year annualized total shareholder return was 16.1% for the period ending fiscal year 2019 putting us in the 6th percentile of our peer group.

Objectives and Philosophy of Our Executive Compensation Program

The primary objectives of the Compensation Committee with respect to executive compensation are to:

•	align executives’ incentives with the creation of shareholder value;

•	align executive compensation with our corporate business objectives and performance;

•	promote the achievement of key strategic and financial performance objectives through cash and equity incentives; and

•	align executive compensation with comparable companies in our industry sectors to attract, retain and motivate the best possible executive talent.

The Compensation Committee views base salary, cash bonus and long-term incentives as the elements of a compensation mixture, which aligns the Company’s goals with the elements of compensation of the broader peer group. We award long-term incentive compensation in the form of stock, stock options or restricted stock awards that vest over time. We believe this practice helps to retain our executives and aligns their interests with those of our shareholders by allowing them to participate in the longer term success of our Company as reflected in stock price appreciation. We believe that the use of both time and performance-vested stock, stock options and restricted stock minimizes the likelihood of risky behavior and risky decision-making that would be influenced by opportunities for short-term gains.

To achieve these objectives, the Compensation Committee evaluates senior management, with input from our Chief Executive Officer, with the goal of setting compensation at levels that are competitive with our industry competitors who compete with us for executive talent. The Compensation Committee also conducts an annual evaluation of the Chief Executive Officer in addition to senior management evaluations. Our Compensation Committee considers key financial, strategic and operational objectives including, but not limited to: design and implementation of the Company’s strategic plan, award of new patents, intellectual property protection, advancement of strategic alliances, operational efficiencies, M&A activity, licensing, new product introductions, provider contracts, investor relations, corporate governance and our financial and operational performance, as quantified by measures at the consolidated level and for each of the operating segments.

The Compensation Committee each year re-evaluates and uses a peer group of publicly traded companies, which they believe have business life cycles, revenues, market capitalizations, products, research and development investment levels and/or number/capabilities of employees that are roughly comparable to ours and, which the Compensation Committee believes we compete with for executive talent. The Compensation Committee has retained Gallagher as an independent compensation consultant. The Company’s senior management, with the assistance of Gallagher, compiled a list of peer companies. Since 2005, Gallagher has analyzed the executive compensation programs of these companies and issued reports to the Compensation Committee – most recently in

November 2018. Gallagher advised the Compensation Committee during the fiscal 2018 compensation process that the total executive compensation was below the median of executive compensation of the Company’s peer group. For fiscal 2018, the Compensation Committee kept fiscal 2018 compensation at or near the prior year levels and used the fiscal 2017 market review to confirm that compensation was below the median of market range.

The peer companies for fiscal 2019 were selected primarily based on their participation in the medical device services, and biotechnology research-related industries and were comparable to us with respect to size, market capitalization and revenue based upon information available. We also considered their similarity in organizational and operational complexity and stage of development where practicable. We believe the size of the peer group, 17 entities, is appropriate in light of the diverse nature of our industries and industry and sector volatility. For fiscal 2019, the peer group is the same as fiscal 2018. The companies that were included in the most recent peer group this year are as follows:

•	Array BioPharma, Inc.

•	Fluidigm Corp.

•	Harvard Bioscience, Inc.

•	Invitae Corp.

•	Luminex Corp.

•	Meridian Biosciences, Inc.

•	Merrimack Pharmaceuticals, Inc.

•	Momenta Pharmaceuticals, Inc.

•	Nanostring Technologies, Inc.

•	Natera, Inc.

•	Neogenomics, Inc.

•	OraSure Technologies, Inc.

•	Oxford Immunotec Global PLC

•	Pacific Biosciences of California

•	Quidel Corp.

•	Repligen Corp.

•	Spectrum Pharmaceuticals, Inc.

We compete with many other companies for executive personnel. The Compensation Committee generally targets total compensation for executives to be no higher than the 50th percentile of total compensation paid to similarly situated executives of the companies in the peer group.

The Compensation Committee may adjust compensation levels, upon consideration of the relevant drivers relating to the life sciences, clinical diagnostics or therapeutics industries we operate in, with respect to an executive’s individual experience and performance level and the overall performance of the Company.

The Compensation Committee met two times in fiscal 2019 in order to review and approve our compensation for Named Executive Officers and non-employee directors, and approve equity awards for all employees. The results of the Compensation Committee activities were reported to the Board.

Components of our Executive Compensation Program

The primary elements of our executive compensation program are:

•	base salary;
12

•	time-based stock options awards;

•	performance-based equity awards;

•	non-equity incentive plan compensation;

•	benefits and other compensation; and

•	severance and change in control benefits.

Base Salary

Base salary levels recognize the experience, skills, knowledge and responsibilities of each executive’s position within the Company.

Exclusive of the base salaries that are contractual, base salaries are reviewed annually by the Compensation Committee, and may be adjusted from time to time to realign salaries with market levels and our peer group after taking into account individual responsibilities, performance, experience and cost of living. Base salaries also may be increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives, promoting our core values and demonstrating leadership abilities.

The base salaries of the two founders, Dr. Elazar Rabbani, our Chairman of the Board, Chief Executive Officer, Secretary and Director and Mr. Barry Weiner, our President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director are set in accordance with the terms of executed employment agreements with each individual. Pursuant to the terms of their respective employment agreements, Dr. Rabbani and Mr. Weiner were at a base annual salary of $611,000 and $542,000, respectively.

The base salary for Mr. O’Brien for fiscal 2019 was $317,000, which was unchanged from fiscal 2018. The base salary of Dr. Schapfel was increased from $323,077 to $330,000 for fiscal 2019. Mr. Dey’s base salary decreased in fiscal 2019 from $448,565 to $324,765, due to lower commission related to a decrease in Clinical Services revenue. The base salary for Ms. Kara Cannon was increased from $198,462 to $220,000.

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

The weights on financial performance measures vary for corporate and divisional officers from 30% to 60% and include product and services revenue growth, planned improvement in margins (divisional only), profitability and cash flows, with adjustments for non-recurring, uncontrollable events impacting revenues, expenses or cash flow beyond the control of management and certain legal expenses over the prior fiscal year. The Compensation Committee chose these measures for fiscal 2018 and 2019 because they believe they are aligned with our core operating performance for fiscal 2018 and 2019, which focused on the business improvement over the prior year.

The weights on non-financial performance measures are between 20% and 30% and include strategic, operational and individual goals. Strategic and operational measures for fiscal 2019, depending on whether a corporate or divisional Named Executive Officer, include among others, business and technology advancement, advancement of partnering arrangements and litigation proceedings, customer satisfaction, process and infrastructure improvements, implementation of cost reductions, quality assurance and employee satisfaction. Individual performance measures, which are 30% of target goals, include communication, leadership and process improvement. The measures provide for Threshold, Target and Maximum awards and are based on various ranges of performance.

For the fiscal year ended July 31, 2019, the Compensation Committee considered the following non-equity incentive plan awards ranges for the Named Executive Officers and Dieter Schapfel, M.D., Kara Cannon and Bruce A. Dey (“Key Employees”):

	Calculated payouts under non-equity incentive plan awards(1)
Name	Threshold ($)	Target ($)	Maximum ($)
Elazar Rabbani, Ph.D.	458,250	611,000	675,100
Barry W. Weiner	406,500	542,000	596,200
Dieter Schapfel, M.D.	52,800	66,000	99,000
Kara Cannon	48,000	60,000	90,000
Bruce A. Dey	—	—	—

(1)	See the “Summary Compensation Table” below for the actual amounts awarded to the Named Executive Officers and Key Employees.

The corporate financial measures applicable to the Chief Executive Officer and President, exclusive of adjustments (none in fiscal 2019) and third-party royalties income (none in fiscal 2019), include revenue, operating loss improvement and Adjusted EBITDA improvement, which are equally weighted and averaged for the final results. The measures used for fiscal 2019 for the Named Executive Officers and corresponding payouts are as follows:

	Threshold	Target	Maximum	Achieved
Financial Performance Measures—Revenue	(in millions)
Corporate Revenues—trade and service	$80.2	$100.3	$110.3	$81.2
Payout—Revenue	50%	100%	150%	51%
Financial Performance Measures—Profit & Adjusted EBITDA
Corporate operating loss improvement	$ 2.3	$ 2.9	$ 3.2	$14.6
Adjusted EBITDA improvement	$ 1.4	$ 1.8	$ 2.0	$13.6
Payout—Profits & Adjusted EBITDA	80%	100%	150%	116%

In connection with the Plan, Dr. Rabbani was eligible for a maximum bonus of 110% of his base salary for the fiscal year ended July 31, 2019. Dr. Rabbani was below target performance for his three financial goals and at target performance for his non-financial goals and was awarded a bonus of $500,000 which represented 82% of his base pay. In reviewing the Chief Executive Officer’s performance, the Compensation Committee recognized Dr. Rabbani’s broad contributions in the achievements listed above in his role as Chairman of the Board, including oversight of and increases to our technology platform and scientific product development, recruitment of new members of executive and scientific management, setting strategy for business development, implementing process improvement directly impacting financial performance and integration and realignment of our operating sites and oversight and protection of intellectual property, including outstanding patent litigation matters.

In connection with the Plan, Mr. Weiner was eligible for a bonus of 110% of his base salary for the fiscal year ended July 31, 2019. Mr. Weiner was below target performance for his three financial goals and at target performance for his non-financial goals and was awarded a bonus of $375,000 which represented 69% of his base pay. The Compensation Committee recognized Mr. Weiner’s contributions in strategic planning, financial management, including our Company’s financial position and liquidity, corporate governance, communication efforts with our shareholders, investors and outside analysts, managing relationships with investment bankers for equity raise opportunities, oversight of the finance group and compliance with the Company’s Section 404 Sarbanes-Oxley requirements, role in recruitment of new management personnel and divisional management and leadership role among the divisional executives.

In connection with the Plan, Mr. James M. O’Brien was eligible for a bonus of 35% of his base salary. The Compensation Committee reviewed the recommendation from our CEO with respect to Mr. O’Brien’s performance in meeting the non-financial objectives including, enhancing our financial reporting internally and to the Board and the Audit Committee, participation in and achievements in the project to reduce operating and corporate costs, including third-party contracts insurance program, benefit plans and professional fees, monitoring internal controls and Section 404 Sarbanes-Oxley requirements, recruiting staff to the finance group and leadership role among our finance group and, specifically in 2019, directly managed financing and equity activities. Mr. James M. O’Brien was below target performance for his three financial goals and exceeded threshold performance for his three non-financial goals and was awarded a bonus of $75,000 which represented 24% of his base pay. Mr. O’Brien’s employment with the Company was terminated on November 3, 2019, however he will be providing consulting services to the Company on an as needed basis.

In connection with the Plan, Dieter Schapfel, M.D. was eligible for a bonus of 20% of his base salary under the Plan. The Compensation Committee reviewed the recommendation from our Chief Executive Officer with respect to Dr. Schapfel’s performance in meeting the non-financial objectives listed above, in expanding our platform technologies through the approval of new assays, validating three new platform technologies, process improvements contributing to cost savings in clinical production and his contributions to operational excellence, as evidenced by the high degree of regulatory compliance in laboratory operations. Dr. Schapfel was below threshold performance for his four financial goals and exceeded target performance for his three non-financial goals and was awarded a bonus of $60,000 which represented 18% of his base pay.

In connection with the Plan, Kara Cannon was eligible for a bonus of 30% of base salary under the Plan. The Compensation Committee reviewed the recommendation from our Chief Executive Officer with respect to Kara Cannon’s performance in meeting the non-financial objectives including, realigning the operations to support the new streamlined company structure, recruitment of new commercial staff to more aggressively drive our revenue and commercialization efforts, participation in and achievements in the project to reduce operating costs and increase overall operational efficiencies, drive Enzo’s strategy to transition development and commercialization efforts around clinically relevant assays and products, develop industry partners and launch new products and assays to broaden our offering in for industrial markets and was awarded a bonus of $60,000 which represented 27% of her base pay.

Mr. Bruce A. Dey is not eligible for a bonus under the Plan given the commission structure he participates in as Vice President of Sales for Enzo Clinical Labs.

Stock Options and Stock Awards

The Compensation Committee awards either stock options or stock as the primary vehicle for long-term incentives to our executives, including our Named Executive Officers. We believe that equity awards provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our Named Executive Officers and our shareholders. Equity awards are intended as both a reward for contributing to the long-term success of our Company and an incentive for future performance.

Equity awards, in the form of stock options, restricted stock and/or stock award units vest ratably over a two or three year period with 50% or 33%, respectively of the award vesting 12 months after the Named Executive Officer’s start date or the annual anniversary of the award grant and the remainder of the awards vesting annually over the remaining period. The vesting feature of our equity awards is intended to further our goal of executive retention by providing an incentive to our Named Executive Officers to remain in our employ during the vesting period. Equity awards are awarded under the 2011 Incentive Plan approved by the shareholders.

In the most recent fiscal year, the Compensation Committee granted time-based stock options to the Named Executive Officers. The number of time-based awards granted was based on strategic, financial and individual performance.

Performance Stock Units

To better align the long-term interests of the Named Executive Officers with growing U.S. practices, beginning in fiscal 2018 and including 2019, the Compensation Committee granted long-term equity incentive awards in the form of time based stock options and performance-based restricted stock units (“Performance Stock Units” or “PSUs”). Time-based awards continue to be based on achievement of short-term growth objectives such as implementation of strategic business objectives, reporting of improved financial results and the attainment of individual goals. The PSUs earned will be determined over a three-year performance period. The primary performance metrics will be Revenue and Adjusted EBITDA growth, as determined by the Compensation

Committee. Payouts based on Revenue and Adjusted EBITDA goals will be modified based on TSR performance relative to Enzo’s peer group.

The fiscal 2019 grant value is comprised of stock options and PSUs, with the goal over time being equally weighted between the two incentive awards. One PSU is convertible into one share of common stock.

The fiscal 2019 – 2021 PSU award provides for the conversion of the PSUs into shares of our Common Stock at the end of a three-year period based on the achievement of average Revenue growth and Adjusted EBITDA growth goals over that period, as follow:

Fiscal 2019-2021 PSUs	Threshold	Target	Maximum
Three-Year Average Revenue Growth	2%	5%	8%
Three-Year Average Adjusted EBITDA Growth	5%	15%	25%
Percent of Target Payout	50%	100%	150%

For results between these levels, the number of shares will be determined by interpolation. There will be no payout for results below the threshold level. Each performance measure is separately determined and equally weighted. The definition of Adjusted EBITDA provides for adjustments during the performance period for the impact of acquisitions or dispositions of businesses.

Payouts as determined by the growth performance of Revenue and Adjusted EBITDA will be adjusted based on the three-year relative TSR. The number of PSUs determined by the financial growth results will be multiplied by a modifier ranging from 80% to 120% (the “TSR Modifier”), depending on the Company’s TSR percentile for the performance period relative to the TSR of the other companies in the Enzo peer group for the performance period. The number of shares that can be earned is capped at 150% of the target number of PSUs awarded.

Vesting of the PSUs, if any, will occur following the determination of performance subsequent to the conclusion of the three year performance period. Named Executive Officers must be employed with the Company at the completion of the three year performance period.

On January 3, 2019, the Named Executive Officers and Key Employees were issued performance stock units as a component of their total compensation package as follows:

Name	Performance Stock Units Granted
Elazar Rabbani, Ph. D	25,000
Barry W. Weiner	20,000
Dr. Dieter Schapfel	10,500
Kara Cannon	10,500
Bruce A. Dey	4,000

Determination of Named Executive Officers and Key Employees Equity Awards

The Compensation Committee believes this use of equity appropriately balances the competitive base salaries and annual performance-based cash bonus opportunities. The annual goals focuses management on the shorter-term objectives, while the time-vesting stock options (which only have value if the Company’s share price increases) provides a longer term incentive and alignment with shareholder interest. Moreover, PSUs are aligned with long-term shareholder interest as these PSUs cliff vest based on the Company’s financial performance following the conclusion of the three year performance period.

The Compensation Committee makes annual equity awards based on a target dollar amount. While this results in an uncertain share usage, it results in a predictable expense for the Company and allows the committee to tailor the value of the awards more precisely to reflect the Company’s business direction, compensation philosophies, objectives and design. The Compensation Committee determines the target dollar amount for stock-based awards to the Named Executive Officers and Key Employees on a discretionary basis and takes into account, among other factors, the recommendations of the President, the Chief Executive Officer and Gallagher, together with our compensation benchmarks, individual accomplishments, importance of retention, prior equity awards and current equity holdings, burn rates, seniority and internal pay equity considerations.

The actual number of shares of common stock subject to an option granted is determined by dividing the dollar amount allocated to the grant by the Black-Scholes value of the shares on the date of grant. The Compensation Committee has not applied a discount to the value of these shares to reflect the forfeiture restrictions associated with service-based vesting. The Base Stock and Performance Stock are exercisable into shares of the Company’s Common Stock with an exercise price equal to the closing price of the Common Stock on the NYSE on the grant date and expire five (5) years from the date of grant.

In determining the size of equity awards to our Named Executive Officers and Key Employees, our Compensation Committee considers comparable equity awards of executives in our compensation peer group, our Company-level operating and stock performance, the applicable Named Executive Officer’s and Key Employee’s performance, the amount of equity previously awarded to the executive, the vesting schedule of such previous awards and the recommendations of management and Gallagher to the Compensation Committee. For the fiscal years ended July 31, 2019, 2018 and 2017, average equity compensation as a percentage of total compensation for all Named Executive Officers and Key Employees was 10%, 10% and 12%, respectively.

Equity awards are granted annually in conjunction with the review of a Named Executive Officer’s and Key Employee’s individual performance. The Compensation Committee reviews all components of the Named Executive Officer’s and Key Employee’s compensation when determining annual equity awards to ensure that a Named Executive Officer’s and Key Employee’s total compensation conforms to our overall philosophy and objectives.

On January 3, 2019, the Named Executive Officers and Key Employees were issued stock options as a component of their total compensation package as follows:

Name	Stock Options Issued	Exercise Price	Market Value at Time of Issuance
Elazar Rabbani, Ph. D	128,000(1)	$2.80	$135,296
Barry W. Weiner	115,000(1)	$2.80	$121,555
Dr. Dieter Schapfel	52,000(2)	$2.80	$56,316
Kara Cannon	52,000(2	$2.80	$56,316
Bruce A. Dey	18,000(2)	$2.80	$19,494

(1)	Each option award vests in equal amounts on the first and second anniversaries of the award grant.

(2)	Each option award vests in equal amounts on the first, second and third anniversaries of the award grant.

Dr. Schapfel’s, Mr. Dey’s and Ms. Cannon’s stock option awards were based on their financial and non-financial performance to the Company. The market value at the time of issuance is determined based on the Black-Scholes model.

Tax and Accounting Considerations; Tax Deductibility

Federal tax laws impose requirements in order for compensation payable to the Chief Executive Officer and certain executive officers to be fully deductible. The Company believes it has taken appropriate actions to maximize its income tax deduction. Section 162(m) of the International Revenue Code (the “Code”) generally precludes a public corporation from taking a deduction for compensation in excess of $1,000,000 for its Chief Executive Officer, Chief Financial Officer or any of its three other highest-paid executive officers (besides the Chief Executive Officer or Chief Financial Officer).

Annually, the Company reviews all compensation programs and payments to determine the tax impact on the Company as well as on the executive officers. In addition, the Company reviews the impact of its programs against other considerations, such as accounting impact, shareholder alignment, market competitiveness, effectiveness and perceived value to employees. Because many different factors influence a well-rounded, comprehensive executive compensation program, some compensation may not be deductible under Section 162(m) of the Code. The Company will continue to monitor developments and assess alternatives for preserving the deductibility of compensation payments and benefits to the extent reasonably practicable, consistent with its compensation policies and as determined to be in the best interests of the Company and its shareholders.

Our annual base salary, a portion of cash incentive compensation and time-based restricted stock units are generally subject to the deduction limitations in Section 162(m) of the Code. For 2019 all direct compensation is expected to be tax deductible. To maintain flexibility in compensating executive officers in view of the overall objectives of our compensation program, the Compensation Committee has not adopted a policy requiring that all compensation be tax deductible.

Risk Considerations in Our Compensation Program

We do not believe our compensation policies and practices encourage or support excessive risk-taking by our executive officers or key managers. We establish compensation practices that we believe provide an appropriate level of incentive-based compensation, in combination with non-incentive-based compensation, to encourage our executive officers and key managers to act in the long-term best interests of the Company and our shareholders. These practices include:

•	Awarding annual incentive bonuses based on an assessment of short-term performance against financial and non-financial measures;

•	Benchmarking annual incentive bonuses against an appropriate peer group of companies;

•	Providing the Compensation Committee with discretion in approving annual non-equity incentive awards, with respect to non-financial targets, which affords the committee the opportunity to reduce payments if it determines excessive risk was taken to achieve bonus targets;

•	Granting time-vested equity that generally vests over a two or three year period which provides incentives for our executive officers to act in the long-term best interests of the Company; and

•	The introduction of PSUs, which have a three-year performance period and provide added long-term focus.
18

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, paid to or earned by each of the following persons: (i) our Chairman of the Board, Chief Executive Officer and Secretary, (ii) our President, Chief Financial Officer, Principal Accounting Officer and Treasurer, (iii) our other executive officers (the “Named Executive Officers”) and (iv) Key Employees for each of the fiscal years ended July 31, 2019, 2018 and 2017.

Name and Principal Position	Year	Base Pay Salary(1)	Option Awards(2)	Performance Stock Units Award(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Elazar Rabbani, Ph.D.	2019	$611,000	$135,296	$70,000	$500,000	$175,648	$1,491,944
Chairman of the Board	2018	$611,000	$137,340	$44,200	$500,000	$184,132	$1,476,672
Chief Executive Officer and Secretary	2017	$585,802	$180,150	—	$575,000	$191,044	$1,531,996

Barry W. Weiner	2019	$542,000	$121,555	$56,000	$375,000	$173,822	$1,268,377
President, Chief Financial Officer,	2018	$542,000	$122,080	$35,360	$375,000	$172,435	$1,246,875
Principal Accounting Officer, Treasurer and Director	2017	$519,629	$156,130	—	$425,000	$163,069	$1,263,828

James M. O’Brien (6)	2019	$317,000	$56,316	$29,400	$75,000	$28,250	$506,518
Executive Vice President of Finance	2018	$317,000	$56,490	$17,680	$75,000	$28,552	$494,722
	2017	$311,554	$74,250	—	$85,000	$26,564	$497,368

Dieter Schapfel, M.D.	2019	$330,000	$56,316	$29,400	$60,000	$12,250	$488,998
Chief Medical Director,	2018	$323,077	$56,490	$17,680	$60,000	$12,829	$470,076
Enzo Clinical Labs	2017	$310,704	$66,825	—	$60,000	$12,552	$450,081

Kara Cannon	2019	$220,000	$56,316	$29,400	$60,000	$12,802	$378,518
Corporate Vice President	2018	$198,462	$56,490	$17,680	$60,000	$9,457	$342,089
Commercial Operations	2017	$193,108	$49,500	—	$60,000	$3,135	$305,743

Bruce A. Dey	2019	$324,765	$19,494	$11,200	—	$21,850	$496,496
Vice President of Sales,	2018	$448,565	$16,140	$8,840	—	$22,951	$496,496
Enzo Clinical Labs	2017	$519,435	$24,750	—	—	$22,632	$566,817

(1)	Base salaries set as of January 1 each year.

(2)	Represent the fair market value of incentive stock option awards granted to Named Executive Officers and Key Employees on the date of grant, calculated in accordance with FASB ASC Topic 718 for all awards of stock options granted during the relevant fiscal year. Assumptions used in the calculation of these amounts are included in Note 11 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 31, 2019.

(3)	Represents the grant date fair value of performance stock units granted in the applicable year, calculated in accordance with ASC 718. The amount included in 2019 for the performance stock unit awards are calculated based on the closing market price of the Company’s common stock and the probable satisfaction of the performance conditions for such awards as of the date of grant. Assuming the highest level of performance is achieved for the 2019 performance share unit awards, the maximum value of these awards at the grant date would be as follows: Dr. Rabbani-$105,000; Mr. Weiner-$84,000; Mr. O’Brien-$44,100; Dr. Schapfel-$44,100; Mr. Dey-$10,800; and Ms. Cannon $44,100. Assumptions used in the calculation of these amounts are included in Note 11 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 31, 2019.

(4)	Represents awards accrued under the Pay for Performance Plan for the years ended July 31, 2019, 2018 and 2017.

(5)	See the “All Other Compensation” chart for additional information.

(6)	Mr. O’Brien’s employment with the Company was terminated on November 3, 2019.
19

All Other Compensation

The following table contains information regarding each component of “All Other Compensation” in the Summary Compensation Table to the Named Executive Officers and Key Employees for the fiscal years ended July 31, 2019, 2018 and 2017.

Name	Year	401(K)(1)	Life Insurance(2)(3)	Medical and Disability Insurance(4)	Personal Use of Auto(5)	Total All Other Compensation
Elazar Rabbani, Ph.D.	2019	$12,250	$138,972	$16,176	$8,250	$175,648
	2018	$12,000	$138,972	$14,138	$19,022	$184,132
	2017	$12,000	$144,342	$12,309	$22,393	$191,044

Barry W. Weiner	2019	$12,250	$128,723	$8,049	$24,800	$173,822
	2018	$12,000	$128,723	$7,012	$24,800	$172,435
	2017	$12,000	$133,859	$6,157	$11,053	$163,069

Dieter Schapfel, M.D.	2019	$12,250	$1,032	—	—	$13,282
	2018	$12,000	$829	—	—	$12,829
	2017	$12,000	$552	—	—	$12,552

Kara Cannon	2019	$12,250	$552	—	—	$12,802
	2018	$9,000	$457	—	—	$9,457
	2017	$2,775	$360	—	—	$3,135

Bruce A. Dey	2019	$12,250	$1,584	—	$9,600	$23,434
	2018	$12,000	$1,351	—	$9,600	$22,951
	2017	$12,000	$1,032	—	$9,600	$22,632

(1)	Represents Company matches under our 401(k) plan.

(2)	Represents premiums of term policies of which the Named Executive Officers or other party is the beneficiary.

(3)	Includes the contractual payment for life insurance reimbursement for Dr. Rabbani and Mr. Weiner of $105,212 and $100,623, respectively.

(4)	Represents incremental medical and disability benefits costs.

(5)	Represents the personal use of Company-provided auto or car allowance.
20

Outstanding Equity Awards at Fiscal Year End—July 31, 2019

The following table sets forth summary information regarding the outstanding equity awards made to the Named Executive Officers and Key Employees at July 31, 2019.

	Options Awards				Performance Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Options Expiration Date	Equity Incentive Plan; Number of Unearned Shares, Units or Other Rights That Have Not Vested(2)	Equity Inventive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3)
Elazar Rabbani, Ph.D.	45,615	—	$3.40	1/21/2020	25,000(4)	$97,750
	60,000	—	$4.35	3/14/2021	10,000(5)	$39,100
	75,000	—	$7.07	1/5/2022
	45,000	45,000	$4.42	7/31/2023
	—	128,000	$2.80	1/3/2024

Barry W. Weiner	36,489	—	$3.40	1/21/2020	20,000(4)	$78,200
	50,000	—	$4.35	3/14/2021	8,000(5)	$31,280
	65,000	—	$7.07	1/5/2022
	40,000	40,000	$4.42	7/31/2023
	—	115,000	$2.80	1/3/2024

James M. O’Brien	5,000	—	$3.40	1/21/2020	10,500(4)(6)	$41,055
	17,333	—	$4.35	3/14/2021	4,000(5)(6)	$15,640
	20,000	10,000	$7.07	1/5/2022
	11,667	23,333	$4.42	7/31/2023
	—	52,000	$2.80	1/3/2024

Dieter Schapfel, M.D.	10,000	—	$3.40	1/21/2020	10,500(4)	$41,055
	27,000	—	$4.35	3/14/2021	4,000(5)	$15,640
	18,000	9,000	$7.07	1/5/2022
	11,667	23,333	$4.42	7/31/2023
	—	52,000	$2.80	1/3/2024

Kara Cannon	3,333	—	$3.40	1/20/2020	10,500(4)	$41,055
	10,000	—	$4.35	3/13/2021	4,000(5)	$15,640
	13,333	6,667	$7.07	1/5/2022
	11,667	23,333	$4.42	7/31/2023
	—	52,000	$2.80	1/3/2024

Bruce A. Dey	10,000	—	$4.35	3/14/2021	4,000(4)	$15,640
	6,667	3,333	$7.07	1/5/2022	2,000(5)	$7,820
	3,333	6,667	$4.42	7/31/2023
	—	18,000	$2.80	1/3/2024

(1)	Each option award vests in equal amounts on the first, second and third anniversaries of the award which was January 21, 2015 for the options granted at $3.40 per share, March 14, 2016 for the options granted at $4.35 per share, January 5, 2017 for the options granted at $7.07 per share, July 31, 2018 for the options granted at $4.42 per share and January 3, 2019 for the options granted at $2.80 per share. For Dr. Elazar Rabbani and Barry Weiner, options vest in equal amounts on the first and second anniversary dates.

(2)	The number of unearned PSUs in this column is based on the Company’s performance during the 2019 and 2018 fiscal year and equals the target number of PSUs that may be earned based on the Company’s Revenue and Adjusted EBITDA during the 2018 through 2020 and 2019 through 2021 fiscal year period after applying the maximum relative TSR Modifier.

(3)	Calculated using the closing market price of the Company’s common stock on July 31, 2019, $3.91.

(4)	Represents PSUs granted on January 3, 2019 that will vest, subject to the achievement of threshold performance goals for the 2019-2022 performance period, on January 3, 2022.

(5)	Represents PSUs granted on July 31, 2018 that will vest, subject to the achievement of threshold performance goals for the 2018-2021 performance period, on July 31, 2021.

(6)	Mr. O’Brien’s employment with the Company was terminated on November 3, 2019.
21

Options Exercised and Stock Vested

The following table sets forth the options exercised by the Named Executive Officers and Key Employees during the fiscal year ended July 31, 2019. No restricted stock vested for any Named Executive Officers or Key Employees during the fiscal year ending July 31, 2019.

		Stock Awards
Name	Number of Shares Acquired/Exercised on Vesting	Value Realized On Vesting/Exercised(1)
Elazar Rabbani Ph.D.	41,634	$18,735
Barry W. Weiner	33,305	$14,987
James M. O’Brien	—	—
Dieter Schapfel, M.D.	—	—
Kara Cannon	—	—
Bruce A. Dey	10,000	$15,329

(1)	The value realized is the difference between the closing market price on the exercise date and the exercise price of the option, multiplied by the total number of shares exercised.

Employment Agreements

Mr. Barry Weiner and Dr. Elazar Rabbani (each, an “Executive”) are parties to employment agreements with the Company, effective May 4, 1994, as subsequently amended (the “Employment Agreements”). Each Executive also receives a non-equity incentive plan bonus - the amount of which shall be determined by the Compensation Committee and/or the Board based on approved financial and non-financial objectives. Each Employment Agreement provides that, in the event of termination of employment by the Executive for “good reason,” or a termination of employment by the Company without “cause”, change in control or nonrenewal, as such terms are defined in the Employment Agreement, each Executive shall be entitled to receive: (i) a lump sum in an amount equal to three years of the Executive’s base annual salary; (ii) a lump sum in an amount equal to the annual bonus paid by the Company to the Executive for the last fiscal year of the Company ending prior to the date of termination multiplied by three; (iii) insurance coverage for the Executive and his dependents, at the same level and at the same charges to the Executive as immediately prior to his termination, for a period of three (3) years following his termination from the Company; (iv) all accrued obligations, as defined therein; and (v) with respect to each incentive pay plan (other than stock option or other equity plans) of the Company in which the Executive participated at the time of termination, an amount equal to the amount the Executive would have earned if he had continued employment for three additional years. If the Executive is terminated by reason of his disability, he shall be entitled to receive, for three years after such termination, his base annual salary less any amounts received under a long-term disability plan. If the Executive’s employment with the Company is terminated by reason of his death, his legal representatives shall receive the balance of any remuneration due him under the terms of his Employment Agreement. The Employment Agreements were amended on January 5, 2017 and automatically renew for successive two-year periods unless notice is given to the Company within 180 days of the end of such successive term.

Mr. Bruce A. Dey, Dr. Dieter Schapfel and Ms. Kara Cannon are “at will” employees and are parties to certain change in control provisions with the Company which is deemed customary practice for their respective positions, as more fully discussed below. Prior to his departure in November 2019, Mr. James M. O’Brien was also an “at will” employee. Mr. O’Brien was a party to a severance arrangement from his initial employment arrangement, but did not receive any payments pursuant to such arrangement in connection with his departure.

Benefits and All Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, group life insurance and a 401(k) plan. Named Executive Officers and Key Employees are eligible to participate in our employee benefit plans. The annual Company match for our Named Executive Officers and other employees is up to $12,250, if over 50 years old, or limited to 50% of the maximum contribution made.

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

In particular circumstances, we may provide relocation allowances when executives first join us. The purpose of this program is to attract talented executives outside our geographic area. Certain Named Executives Officers and Key Employees are provided use of a Company-owned vehicle for business and personal use or provided a car allowance.

Severance and Change in Control Benefits

Pursuant to Employment Agreements entered into with Dr. Rabbani and Mr. Barry Weiner, these executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination for good reason, termination for cause, and termination following a change of control of our Company (as defined in each executive’s Employment Agreement). Mr. James O’Brien was also entitled to specified benefits in the event of certain terminations of his employment, but the payment of such benefits was not triggered in connection with his departure in November 2019. We have provided more information about these benefits, along with estimates of their value under various circumstances, within the below table.

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

Potential Payments upon Termination or Change in Control

The following table contains information regarding each component of potential payments upon termination or change in control for the Named Executive Officers and Key Employees as of July 31, 2019. See the above section captioned “Employment Agreements” for a summary of the termination and change in control terms.

Name and Principal Position	Acceleration of Vesting	Severance Pay(1)	Continuation of Benefits	Tax Gross-Up	Total
Elazar Rabbani, Ph.D.
Termination without cause or by Executive for “good reason”	$142,080	$3,648,636	$734,315	—	$4,525,031
Change in control transaction without termination	—	—	—	—	—
Change in control transaction with termination	$142,080	$3,648,636	$734,315	$1,805,320	$6,330,352

Barry W. Weiner
Termination without cause or by Executive for “good reason”	$127,650	$3,052,869	$703,568	—	$3,884,087
Change in control transaction without termination	—	—	—	—	—
Change in control transaction with termination	$127,650	$3,052,869	$703,568	$1,586,513	$5,470,600

Dieter Schapfel, M.D.
Termination without cause or by Executive for “good reason”	—	—	—	—	—
Change in control transaction without termination	—	—	—	—	—
Change in control transaction with termination	$57,720	—	—	—	$57,720

Kara Cannon
Termination without cause or by Executive for “good reason”	—	—	—	—	—
Change in control transaction without termination	—	—	—	—	—
Change in control transaction with termination	$57,720	—	—	—	$57,720

Bruce A. Dey
Termination without cause or by Executive for “good reason”	—	—	—	—	—
Change in control transaction without termination	—	—	—		—
Change in control transaction with termination	$19,980	—	—	—	$19,980

(1)	The amounts listed in this column do not include accrued amounts such as accrued salary or vacation.

Chief Executive Officer Pay Ratio –

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the annual total compensation of our median employee and the annual total compensation of Dr. Rabbani, our Chairman, President and Chief Executive Officer.

For fiscal 2019, the annual total compensation of the employee identified as our median employee (excluding Dr. Elazar Rabbani) was $45,014. The annual total compensation of Dr. Rabbani was $1,491,944. Based on this information, for fiscal 2019, the ratio of the annual total compensation of Dr. Rabbani to the median of the annual total compensation of all employees is 33 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

To identify the median of all our employees, as well as to determine the annual total compensation of the median employee, the methodology and the material assumptions, adjustments and estimates that we used were as follows: we determined that, as of July 31, 2019, our employee population consisted of approximately 460 individuals worldwide (432 U.S. and 28 non-U.S.), including full-time and part-time employees but not any individuals paid by a third party. We selected July 31, 2019, which is within the last three months of our fiscal 2019, as the date upon which we would identify the median employee to allow sufficient time to identify the median employee given the global scope of our operations.

To identify the median employee from our employee population, we collected actual base salary, bonus or commission paid and any overtime paid during the 12-month period ending July 31, 2019.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis in this Annual Report on Form 10-K/A for the fiscal year ended July 31, 2019 with management. Based on its review and discussion with management, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended July 31, 2019.

Dov Perlysky, Chairman
Gregory M. Bortz
Bruce A. Hanna, Ph.D.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the Company’s executive officers or other directors.

Insurance for Indemnification of Directors and Officers

The Company has in effect with AIG Insurance and others, under a policy effective February 26, 2019 and expiring on February 26, 2020, insurance covering all of its Directors and officers and certain other employees of the Company against certain liabilities and reimbursing the Company for obligations which it incurs as a result of its indemnification of such directors, officers and employees. Such insurance has been obtained in accordance with the provisions of Section 726 of the Business Corporation Law of the State of New York. The annual premium is $323,890.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding our existing equity compensation plans as of July 31, 2019:

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(B) Weighted Average Exercise Price of Outstanding Options	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(2)
Equity compensation plans approved by security holders	2,352,667	$4.53	1,223,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,352,667	$4.53	1,223,000

(1)	Shares to be issued upon exercise of options or restricted stock awards under the 2011 Incentive Plan.

(2)	Shares available for grant under the 2011 Incentive Plan.

Beneficial Ownership of Principal Shareholders and Management

Set forth below is information, as of November 19, 2019 concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the shares of Common Stock of the Company, the executive officers named in the “Summary Compensation Table” as “Named Executive Officers,” all current directors and the Board’s Class II Director-nominees, and all current directors, executive officers and key employees of the Company as a group, based upon the number of outstanding shares of Common Stock as of the close of business on November 19, 2019.

The percentages in the “Percent of Class” column are calculated in accordance with the rules of the SEC, under which a person may be deemed to be the beneficial owner of shares if that person has or shares the power to vote or dispose of those shares or has the right to acquire beneficial ownership of those shares within 60 days (for example, through the exercise of an option or warrant). The shares shown in the table as beneficially owned by certain individuals may include shares owned by certain members of their respective families. Because of these rules, more than one person may be deemed to be the beneficial owner of the same shares. The inclusion of the shares shown in the table is not necessarily an admission of beneficial ownership of those shares by the person indicated. Except as otherwise indicated, each of the persons named has sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Common Stock	Elazar Rabbani, Ph.D.	1,954,679(3)	4.0%
Common Stock	Barry W. Weiner	1,390,472(4)	2.8%
Common Stock	Dieter Schapfel, M.D.	107,836(5)	*
Common Stock	Kara Cannon	72,971(6)	*
Common Stock	Bruce A. Dey	65,364(7)	*
Common Stock	Gregory M. Bortz	353,209(8)	*
Common Stock	Dov Perlysky	840,018(9)	1.7%
Common Stock	Bruce A. Hanna, Ph.D.	142,796(10)	*
Common Stock	Harbert Management Corp	5,620,681(11)	11.8%
Common Stock	Evermore Global Advisors LLC	4,007,851(12)	8.4%
Common Stock	Wellington Management Group LLP	3,576,530(13)	7.5%
Common Stock	Renaissance Technologies, LLC	3,299,563(14)	6.9%
Common Stock	BlackRock Fund Advisors	3,241,497(15)	6.8%
Common Stock	All directors, executive officers and key employees as a group (8 persons)	4,927,344(16)	10.1%

*	Represents beneficial ownership of less than 1%.

(1)	Except as otherwise noted in the footnotes to the table, all shares of Common Stock are beneficially owned and the sole investment and voting power is held by the persons named, and such persons’ address is c/o Enzo Biochem, Inc., 527 Madison Avenue, New York, New York 10022.

(2)	For directors, executive officers and key employees, based upon 48,926,892 shares of Common Stock of the Company considered outstanding as of the close of business on the Record Date. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days from the date hereof is treated as outstanding when determining the amount and percentage of Common Stock owned by directors and executive officers individually and as a group.

(3)	Includes (i) 289,615 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, (ii) 5,308 shares of Common Stock held in the name of Dr. Rabbani as custodian for certain of his children, (iii) 18,794 shares of Common Stock held in the name of Dr. Rabbani’s wife as custodian for certain of their children, and (iv) 38,208 shares of Common Stock held in the Company’s 401(k) plan.

(4)	Includes (i) 248,989 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, (ii) 3,638 shares of Common Stock that Mr. Weiner holds as custodian for certain of his children, and (iii) 38,215 shares of Common Stock held in the Company’s 401(k) plan. (5) Includes 46,000 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, and (ii) 9,010 shares of Common Stock held in the Company’s 401(k) plan. This individual is considered a key employee.

(5)	Includes 93,000 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, and (ii) 13,668 shares of Common Stock held in the Company’s 401(k) plan. This individual is considered a key employee.

(6)	Includes 62,333 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, and (ii) 10,638 shares of Common Stock held in the Company’s 401(k) plan. This individual is considered a key employee.

(7)	Includes (i) 29,333 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, and (ii) 36,031 shares of Common Stock held in the Company’s 401(k) plan. This individual is considered a key employee.

(8)	Includes 259,510 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof.

(9)	Includes (i) 259,510 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, (ii) 30,000 shares owned by Laya Perlysky (Mr. Perlysky’s wife) in an IRA account of which Mr. Perlysky disclaims beneficial ownership, (iii) 18,250 shares owned by Irwin Dov Perlysky IRA, (iv) 109,237 shares owned directly by RSD 2012 GRAT, of which Mr. Perlysky is the trustee of which Mr. Perlysky disclaims beneficial ownership; (v) 45,000 shares owned by Sky Ventures LLC, of which Mr. Perlysky is the manager, (vi) 38,353 shares owned directly by Mr. Perlysky, (vii) 325,875 shares owned by Kinder Investments LLP, (viii) 6,981 shares owned by Krovim LLC, (ix) 3,225 shares owned by MidAtlantic Capital LLC, (x) 3,139 shares owned directly by Laya Perlysky of which Mr. Perlysky disclaims beneficial ownership, and (xi) 448 shares owned by LDP Family Partnership LP of which Mr. Perlysky disclaims beneficial ownership.

(10)	Includes 127,796 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof Includes 43,632 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof.

(11)	The address of Harbert Management Corp. is 2100 Third Avenue North, Suite 600, Birmingham, AL 35203. This information is based solely on a Schedule 13F filed on September 30, 2019.

(12)	The address of Evermore Global Advisors, LLC is 89 Summit Ave., Summit NJ 07901. This information is based solely on a Schedule 13F filed on September 30, 2019.

(13)	The address of Wellington Management Group LLP is 280 Congress Street, Boston, MA 02210. This information is based solely on a Schedule 13F filed on September 30, 2019.

(14)	The address of Renaissance Technologies, LLC is 800 Third Avenue, New York, NY 10022. This information is based solely on a Schedule 13F filed on September 30, 2019.

(15)	The address of BlackRock Fund Advisors is 400 Howard St., San Francisco, CA 94105. This information is based solely on a Schedule 13F filed on September 30, 2019.

(16)	Includes 1,370,085 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof.
27

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

It is the responsibility of the Nominating/Governance Committee to consider questions of possible conflicts of interest of directors and of the Company’s senior executives, which includes the consideration of all transactions required to be disclosed pursuant to the SEC’s related person disclosure requirements. In addition, the Board has a Related Persons Policy which states that all related person transactions shall be in the best interests of the Company and, unless different terms are specifically approved or ratified by disinterested members of the Board, must be on terms that are (i) no less favorable to the Company than would be obtained in a similar transaction with an unaffiliated third party under the same or similar circumstances, or (ii) generally available to substantially all employees of the Company. In addition, if any non-material or material related person transaction relates to any executive officer or director, it must be reviewed by the Nominating/Governance Committee who shall determine whether the transaction is in compliance with the Company’s Related Person Policy.

Enzo Clinical Labs, Inc., a subsidiary of the Company (“Enzo Lab”), leases a facility located in Farmingdale, New York from Pari Management Corporation (“Pari”). Pari is owned equally by Elazar Rabbani, Ph.D., the Chairman and Chief Executive Officer of the Company; Shahram K. Rabbani, a former officer and former director of the Company; and Barry Weiner, the President, Chief Financial Officer and a director of the Company, and his wife. The lease originally commenced on December 20, 1989, was amended and extended in October 2015 and now terminates on March 31, 2027. During the fiscal year ended July 31, 2019, Enzo Lab paid approximately $1,849,000 to Pari with respect to such facility and future payments are subject to cost of living adjustments.

The non-interested members of the Board, at the time of the execution of the lease and each extension, reviewed and approved the transaction in accordance with the Company’s procedures for reviewing related party transactions. The Nominating/Governance Committee obtained a third-party appraisal to determine the value of the lease. Based on that appraisal, the Company, which has guaranteed Enzo Lab’s obligations to Pari under the lease, believes that the existing lease terms are as favorable to the Company as it would be to an unaffiliated party.

Director Independence

Requirements—The Board believes that a majority of its members should be independent, non-employee directors. The Board adopted the following “Director Independence Standards,” which are consistent with criteria established by the NYSE, to assist the Board in making these independence determinations:

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
28

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

The Board has reviewed all material transactions and relationships among each director, and any member of his or her immediate family, and the Company, its senior management and its independent auditors. Based on this review and in accordance with its independence standards outlined above, the Board has affirmatively determined that all of the non-employee directors are independent as such term is defined by the NYSE.

Messrs. Gregory M. Bortz, Dov Perlysky and Dr. Bruce A. Hanna, Ph.D. qualify as “independent directors” under the criteria established by the NYSE. The Board has determined that each member of the Compensation and Nominating Committees is independent, as defined in the NYSE listing standards. The Board has determined that each of the Audit Committee members is independent, as defined in the NYSE’s listing standards and applicable SEC Rules. The Board has further determined that Mr. Bortz is an “audit committee financial expert” as such term is defined under Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act, and that each director is financially literate as required under the NYSE listing standards.

ITEM 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

EisnerAmper billed the Company for services for fiscal 2019 and 2018, as set forth in the table below. The fees listed are aggregate fees for services performed for the year—regardless of when the fee was actually billed.

	FY 2019	FY 2018
Audit Fees	$548,318	$550,900
Audit-related Fees	38,681	38,752
Tax Fees	—	—
All Other Fees.	—	—
Total	$586,999	$589,652

Audit Fees—Consists of fees for professional services necessary to perform an audit or review in accordance with the Public Company Accounting Oversight Board, including services rendered for the audit of our annual financial statements (including services incurred with rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002) and quarterly reviews of the Company’s interim financial statements.

Audit-Related Fees—EisnerAmper performed certain Audit services for an employee benefit plan for the years ended December 31, 2019 and 2018, for which the Company is the plan sponsor; these fees were $38,681 and $38,752, respectively.

Tax Fees—There were no tax fees for fiscal years 2019 and 2018.

All Other Fees—There were no other fees for fiscal years 2019 and 2018.

29

Pre-Approval Policies and Procedures—The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.

Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services, provided that the Chair reports any decisions to the Audit Committee at its next scheduled meeting.

Part IV

Exhibit 15. Exhibit, Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of the original Form 10-K filing which was filed with the SEC on October 15, 2019, and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

EXHIBIT INDEX

Exhibit Number	Description

4.1*	Description of Enzo Biochem, Inc.’s Securities

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 26, 2019.

31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 26, 2019.

*	Filed herewith.
30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: November 26, 2019	/s/ Barry Weiner
President, Chief Financial Officer, Principal Accounting Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani	November 26, 2019
Elazar Rabbani, Ph.D.
Chairman of Board of Directors and Secretary
(Principal Executive Officer)

By: /s/ Barry W. Weiner	November 26, 2019
Barry W. Weiner,
President, Chief Financial Officer, Principal Accounting Officer, Treasurer and Director

By: /s/ Bruce A. Hanna	November 26, 2019
Bruce A. Hanna, Ph.D., Director

By: /s/ Gregory M. Bortz	November 26, 2019
Gregory M. Bortz, Director

By: /s/ Dov Perlysky	November 26, 2019
Dov Perlysky, Director
31