Form 10-Q
period 2020-01-31
ENZO BIOCHEM INC
filed 2020-03-06
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2020
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

Yes ☐ No ☒

As of March 2, 2020, the Registrant had 47,557,618 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
January 31, 2020

Part 1 Financial Information
Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 31, 2020 (unaudited)	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$51,502	$60,146
Accounts receivable, net	8,912	10,738
Inventories	7,502	7,842
Prepaid expenses and other	3,184	2,727
Total current assets	71,100	81,453

Property, plant and equipment, net	13,568	14,254
Right-of-use assets	22,013	—
Goodwill	7,452	7,452
Intangible assets, net	752	1,032
Other assets, including restricted cash of $750	1,897	2,449
Total assets	$116,782	$106,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$8,185	$7,256
Accrued liabilities	10,107	8,362
Other current liabilities	149	391
Finance leases short term	225	—
Current portion of operating lease liabilities	4,534	—
Total current liabilities	23,200	16,009

Long term debt – net	4,138	4,179
Operating lease liabilities, non-current	18,304	—
Other liabilities and finance leases long term	280	424
Total liabilities	45,922	20,612

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 47,557,618 at January 31, 2020 and 47,556,807 at July 31, 2019	476	476
Additional paid-in capital	333,225	332,704
Accumulated deficit	(265,067)	(249,732)
Accumulated other comprehensive income	2,226	2,580
Total stockholders’ equity	70,860	86,028
Total liabilities and stockholders’ equity	$116,782	$106,640

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Revenues	$19,384	$19,327	$39,591	$40,587

Operating costs and expenses:
Cost of revenues	13,575	14,748	28,096	28,987
Research and development	1,065	833	2,119	1,561
Selling, general and administrative	10,693	11,497	21,832	22,467
Legal and related expense	2,060	1,142	3,756	2,443
Total operating costs and expenses	27,393	28,220	55,803	55,458

Operating loss	(8,009)	(8,893)	(16,212)	(14,871)

Other income (expense):
Interest, net	171	227	408	501
Other	72	132	199	179
Foreign exchange gain (loss)	79	126	270	(198)
Loss before income taxes	(7,687)	(8,408)	(15,335)	(14,389)

Net loss	$(7,687)	$(8,408)	$(15,335)	$(14,389)

Net loss per common share:
Basic and diluted	$(0.16)	$(0.18)	$(0.32)	$(0.30)

Weighted average common shares outstanding:
Basic and diluted	47,557	47,199	47,557	47,197

The accompanying notes are an integral part of these consolidated financial statements.

4

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Net loss	$(7,687)	$(8,408)	$(15,335)	$(14,389)
Other comprehensive (loss) gain:
Foreign currency translation adjustments	(83)	(198)	(354)	72
Comprehensive loss	$(7,770)	$(8,606)	$(15,689)	$(14,317)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended January 31, 2020 and 2019
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at October 31, 2019	47,556,807	$476	$332,923	$(257,380)	$2,309	$78,328
Net loss for the period ended January 31, 2020	—	—	—	(7,687)	—	(7,687)
Share-based compensation charges	—	—	302	—	—	302
Vesting of restricted stock	811	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(83)	(83)
Balance at January 31, 2020	47,557,618	$476	$333,225	$(265,067)	$2,226	$70,860

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at October 31, 2018	47,192,429	$472	$331,030	$(258,202)	$2,370	$75,670
Net loss for the period ended January 31, 2019	—	—	—	(8,408)	—	(8,408)
Exercise of stock options	24,719	—	69	—	—	69
Issuance of common stock for options exercise by Directors	23,376	—	73	—	—	73
Share-based compensation charges	—	—	291	—	—	291
Vesting of restricted stock	811	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(198)	(198)
Balance at January 31, 2019	47,241,335	$472	$331,463	$(266,610)	$2,172	$67,497

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended January 31, 2020 and 2019
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2019	47,556,807	$476	$332,704	$(249,732)	$2,580	$86,028
Net loss for the period ended January 31, 2020	—	—	—	(15,335)	—	(15,335)
Share-based compensation charges	—	—	521	—	—	521
Vesting of restricted stock	811	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(354)	(354)
Balance at January 31, 2020	47,557,618	$476	$333,225	$(265,067)	$2,226	$70,860

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2018	47,182,254	$472	$330,770	$(252,221)	$2,100	$81,121
Net loss for the period ended January 31, 2019	—	—	—	(14,389)	—	(14,389)
Vesting of restricted stock	986	—	—	—	—	—
Exercise of stock options	34,719	—	94	—	—	94
Share-based compensation charges	—	—	526	—	—	526
Net issuance of common stock for options exercised by Directors	23,376	—	73	—	—	73
Foreign currency translation adjustments	—	—	—	—	72	72
Balance at January 31, 2019	47,241,335	$472	$331,463	$(266,610)	$2,172	$67,497

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended January 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,335)	$(14,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,142	1,040
Amortization of intangible assets	292	494
Share-based compensation charges	521	526
Accrual for share-based 401(k) employer match expense	413	393
Foreign exchange (gain) loss	(319)	159

Changes in operating assets and liabilities:
Accounts receivable	1,848	1,471
Inventories	368	(254)
Prepaid expenses and other assets	98	(138)
Accounts payable – trade	877	(1,746)
Accrued liabilities, other current liabilities and other liabilities	2,104	(2,331)
Total adjustments	7,344	(386)

Net cash used in operating activities	(7,991)	(14,775)

Cash flows from investing activities:
Capital expenditures	(434)	(6,988)
Net cash used in investing activities	(434)	(6,988)

Cash flows from financing activities:
Proceeds from borrowing under mortgage agreement	—	4,500
Repayments under mortgage agreement and finance leases	(229)	(140)
Cost to obtain loan	—	(70)
Proceeds from exercise of stock options	—	166
Net cash (used in) provided by financing activities	(229)	4,456

Effect of exchange rate changes on cash and cash equivalents	10	(6)

Decrease in cash and cash equivalents and restricted cash	(8,644)	(17,313)
Cash and cash equivalents and restricted cash - beginning of period	60,896	60,041
Total cash and cash equivalents and restricted cash - end of period	$52,252	$42,728

The composition of total cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	51,502	41,978
Restricted cash included in other assets	750	750
Total cash and cash equivalents and restricted cash	$52,252	$42,728

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2020
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics, Enzo Realty LLC and Enzo Realty II LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The consolidated balance sheet as of January 31, 2020, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended January 31, 2020 and 2019, the consolidated statements of cash flows for the six months ended January 31, 2020 and 2019 and the consolidated statement of stockholders’ equity for the three and six months ended January 31, 2020 and 2019 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2019 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2019 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020.

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

As a result of adoption of the new standard, the Company recorded right-of-use assets and lease liabilities of approximately $24.4 million and $25.1 million, respectively as of August 1, 2019. The operating lease liability was determined based on the present value of the remaining minimum rental payments and the right-of-use asset was determined based on the value of the lease liability, adjusted for deferred rent balances of approximately $0.7 million, which were previously included in accrued expenses. There was no cumulative effect adjustment to the opening balance of accumulated deficit. Accounting for the Company’s finance leases remains substantially unchanged. The adoption of the new standard did not materially impact the Company’s consolidated results of operations or cash flows. The adoption of this new accounting standard resulted in increased qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases.

The Company elected the package of three practical expedients. As such, the Company did not reassess whether expired or existing contracts are or contain a lease and did not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the hindsight practical expedient. Further, the land easement practical expedient was not elected as the practical expedient is not applicable to the Company. The Company elected to take the practical expedient to not separate lease and non-lease components of all asset classes entered into or modified after the effective date. For further details, see Note 8.

Pronouncements Issued but Not Yet Adopted

In June 2016, FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326). This standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. Adoption of this standard is required for our annual and interim periods beginning August 1, 2023, the effective date for smaller reporting companies and must be adopted using a modified retrospective transition approach.

We are currently assessing the impact of the adoption of this standard on our results of operations, financial position and cash flows.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Concentration Risk

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 27% of Clinical Services net revenue for each of the three and six month periods ended January 31, 2020 and 42% of Clinical Services net revenue for each of the three and six month periods ended January 31, 2019. As of January 31, 2020, other than the Medicare program, one provider whose programs are included in either “Third-party payers” and/or “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 17% of Clinical Services net receivables.

Income Taxes

The benefit for income taxes and the effective tax rates for the three and six months ended January 31, 2020 and 2019 is $0. The primary difference between the Company’s effective tax rates and the statutory rates for the three and six months ended January 31, 2020 and 2019 is due to the change in net operating losses for which a full valuation allowance is maintained. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize its deferred tax assets.

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for the three and six months ended January 31, 2020 and 2019 diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options and unvested restricted stock because to do so would be antidilutive.

For the three and six months ended January 31, 2020, approximately zero and 64,000, respectively of potential common shares (“in the money options”) and unvested restricted stock were excluded from the calculation of diluted earnings per share. For the three and six months ended January 31, 2019, the number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted earnings per share was 78,000 and 108,000, respectively, because their effect would be antidilutive.

For the three and six months ended January 31, 2020, the effect of approximately 1,897,000 and 1,608,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be antidilutive. For the three and six months ended January 31, 2019, the effect of approximately 1,652,000 and 1,491,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be antidilutive.

Note 3 – Revenue Recognition

Clinical Services Revenue

Net revenues in the Company’s clinical services business accounted for 64% and 65% of the Company’s total net revenues for the six months ended January 31, 2020 and 2019, respectively and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on the patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

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

The following table represents clinical services net revenues and percentages by type of customer:

	Three months ended January 31, 2020		Three months ended January 31, 2019
Revenue category
Third-party payer	$6,404	51%	$6,509	54%
Medicare	3,025	24	2,338	20
Patient self-pay	1,447	12	1,797	15
HMO’s	1,637	13	1,356	11
Total	$12,513	100%	$12,000	100%
11

	Six months ended January 31, 2020		Six months ended January 31, 2019
Revenue category
Third-party payer	$12,796	51%	$14,415	55%
Medicare	6,178	24	5,089	19
Patient self-pay	2,966	12	3,771	14
HMO’s	3,353	13	3,022	12
Total	$25,293	100%	$26,297	100%

For the six months ended January 31, 2020 and 2019, all of the Company’s clinical services were provided within the United States.

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

Products revenue by geography is as follows:

	Three Months Ended January 31		Six Months Ended January 31
	2020	2019	2020	2019
United States	$3,747	$4,106	$8,194	$7,985
Europe	2,046	2,001	3,950	4,050
Rest of the world	1,078	1,220	2,154	2,255
Products revenue	$6,871	$7,327	$14,298	$14,290

Note 4 - Supplemental disclosure for statement of cash flows

For the six months ended January 31, 2020 and 2019, interest paid by the Company was $136 and $80, respectively.

For the six months ended January 31, 2020, reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was approximately $2,864.

For the six months ended January 31, 2020, non-cash activities related to the adoption of the new accounting standard for leases are detailed in Note 1.

Note 5 – Inventories

Inventories consist of the following:

	January 31, 2020	July 31, 2019
Raw materials	$873	$876
Work in process	2,539	2,566
Finished products	4,090	4,400
	$7,502	$7,842

Note 6 – Goodwill and intangible assets

At January 31, 2020 and July 31, 2019, the Company has goodwill of $7,452 allocated to the Clinical Services reporting unit.

The Company’s change in the carrying amount of intangible assets, all in the Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2019	$27,238	$(26,206)	$1,032
Amortization expense	—	(291)	(291)
Foreign currency translation	94	(83)	11
January 31, 2020	$27,332	$(26,580)	$752

Intangible assets, all finite lived, consist of the following:

	January 31, 2020			July 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(11,005)	$22	$11,027	$(10,996)	$31
Customer relationships	11,840	(11,110)	730	11,746	(10,745)	1,001
Website and acquired content	1,008	(1,008)	—	1,008	(1,008)	—
Licensed technology and other	483	(483)	—	483	(483)	—
Trademarks	2,974	(2,974)	—	2,974	(2,974)	—
Total	$27,332	$(26,580)	$752	$27,238	$(26,206)	$1,032

At January 31, 2020, information with respect to intangibles assets acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8 -15 years	1 year
Other intangibles	10 years	3 years

At January 31, 2020, the weighted average remaining useful life of intangible assets is approximately one year.

Note 7 - Loan Payable

In connection with the purchase of our new facility, on November 27, 2018, a wholly-owned subsidiary (the ““mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4.5 million for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $72 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $64 at January 31, 2020. At January 31, 2020, the balance owed by the subsidiary under the mortgage agreement was $4.3 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of January 31, 2020.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial covenants. As of January 31, 2020, required financial covenants have been met.

We assumed from the seller an operating lease for a current tenant at the facility which may be extended to June 30, 2020. Rental income from the assumed lease is included in other income.

Minimum future annual principal payments under the mortgage agreement as of January 31, 2020, are as follows:

July 31,
2020	$70
2021	144
2022	152
2023	160
2024	167
Thereafter	3,649
$4,342
Less: Current portion	(140)
Unamortized mortgage cost	(64)
$4,138
13

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

Leases	Balance Sheet Classification	January 31, 2020
Assets
Operating	Right-of-use assets	$22,013
Finance	Property, plant and equipment, net (a)	527
Total lease assets		$22,540

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$4,534
Finance	Finance leases short term	225

Non-current:
Operating	Operating lease liabilities, non-current	18,304
Finance	Other liabilities and finance leases long term	280
Total lease liabilities		$23,343

(a) Finance lease assets net of accumulated amortization were approximately $0.8 million as of January 31, 2020.

Components of lease cost for the three and six months ended January 31, 2020 were as follows:

Lease cost	Three Months Ended January 31, 2020	Six Months Ended January 31, 2020
Operating lease cost	$1,474	$2,948
Finance lease cost:
Amortization of leased assets	60	115
Interest on lease liabilities	22	34
Net lease cost	$1,556	$3,097

The maturity of the Company’s lease liabilities as of January 31, 2020 is as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
Remainder of fiscal 2020	$2,952	$241	$3,193
2021	4,997	127	5,124
2022	3,786	79	3,865
2023	3,284	74	3,358
2024	3,274	—	3,274
Thereafter	9,556	—	9,556
Total lease payments	27,849	521	28,370
Less: Interest (a)	(5,011)	(16)	(5,027)
Present value of lease liabilities	$22,838	$505	$23,343

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the six months ended January 31, 2020 were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years):
Operating leases	6.5 years
Finance leases	2.6 years

Weighted-average discount rate:
Operating leases	4.9%
Finance leases	3.0%

See Note 4 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the six months ended January 31, 2020.

Note 9 – Accrued Liabilities

Accrued liabilities consist of the following:

	January 31, 2020	July 31, 2019
Payroll, benefits, and commissions	$5,972	$5,123
Professional fees	817	774
Legal	1,761	164
Other	1,557	2,301
	$10,107	$8,362
15

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

During the six months ended January 31, 2020 and 2019, the Company did not sell any shares of Common Stock under the Sales Agreement.

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

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 1,677,000 shares as of January 31, 2020.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Stock options	$301	$289	$518	$521
Restricted stock	1	2	3	5
	$302	$291	$521	$526

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
Selling, general and administrative	$302	$291	$521	$526
	$302	$291	$521	$526

No excess tax benefits were recognized during the six month periods ended January 31, 2020 and 2019.

Stock Option Plans

The following table summarizes stock option activity during the six month period ended January 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2019	2,351,040	$4.53
Awarded	1,500	$3.32
Exercised	—	—		$—
Cancelled or expired	(455,576)	$3.58
Outstanding at end of period	1,896,964	$4.75	2.7 years	$—
Exercisable at end of period	1,486,162	$5.11	1.4 years	$—

As of January 31, 2020, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $0.5 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately ten months.

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

During fiscal year 2019 and 2018, the Company awarded PSUs to its executive officers, this award provides for the grant of shares of our common stock at the end of a three–year period based on the achievement of average revenue growth and adjusted EBITDA growth over that period. During fiscal 2020, one former executive forfeited a total of 14,500 PSUs. As of January 31, 2020, the Company did not accrue any compensation expense for these PSU’s as the achievement of the growth goals is currently not probable.

The following table summarizes PSU’s granted and outstanding as of January 31, 2020:

Grant Date	Total Grant	Forfeitures	Outstanding	Fair Market Value At Grant Date (000s)
7/31/2018	32,000	(4,000)	28,000	$124
1/3/2019	80,500	(10,500)	70,000	$196

Restricted Stock Awards

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of January 31, 2020, there were 817 shares of unvested restricted stock which have a weighted average award price of $3.34 per share. As of January 31, 2020, there was approximately $6 of unrecognized compensation cost related to these unvested shares of restricted stock to be recognized over a weighted average remaining period of approximately one year. There were no awards made during the six months ended January 31, 2020. During the six months ended January 31, 2020, a total of 811 restricted stock awards vested whose fair value was approximately $2.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2020

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$12,513	$6,871	—	—	$19,384

Operating costs and expenses:
Cost of revenues	10,243	3,332	—	—	13,575
Research and development	373	503	$189	—	1,065
Selling, general and administrative	5,895	2,530	—	$2,268	10,693
Legal and related expenses	38	1	—	2,021	2,060
Total operating costs and expenses	16,549	6,366	189	4,289	27,393

Operating income (loss)	(4,036)	505	(189)	(4,289)	(8,009)

Other income (expense):
Interest	(10)	16	—	165	171
Other	16	7	—	49	72
Foreign exchange loss	—	79	—	—	79
Income (loss) before income taxes	$(4,030)	$607	$(189)	$(4,075)	$(7,687)

Depreciation and amortization included above	$392	$253	$—	$65	$710

Share-based compensation included in above:
Selling, general and administrative	33	22	—	247	302
Total	$33	$22	$—	$247	$302

Capital expenditures	$142	$18	$—	$—	$160

Three months ended January 31, 2019

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$12,000	$7,327	—	—	$19,327

Operating costs and expenses:
Cost of revenues	11,025	3,723	—	—	14,748
Research and development	—	611	$222	—	833
Selling, general and administrative	6,200	2,981	—	$2,316	11,497
Legal fee expense	38	1	—	1,103	1,142
Total operating costs and expenses	17,263	7,316	222	3,419	28,220

Operating income (loss)	(5,263)	11	(222)	(3,419)	(8,893)

Other income (expense):
Interest	(15)	14	—	228	227
Other	(29)	(4)	—	165	132
Foreign exchange loss	—	126	—	—	126
(Loss) income before income taxes	$(5,307)	$147	$(222)	$(3,026)	$(8,408)

Depreciation and amortization included above	$374	$343	$—	$51	$768

Share-based compensation included in above:
Selling, general and administrative	40	26	—	225	291
Total	$40	$26	$—	$225	$291

Capital expenditures	$409	$26	$—	$6,147	$6,582
19

Six months ended January 31, 2020

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$25,293	$14,298	—	—	$39,591

Operating costs and expenses:
Cost of revenues	21,218	6,878	—	—	28,096
Research and development	723	1,019	$377	—	2,119
Selling, general and administrative	12,110	5,287	—	$4,435	21,832
Legal and related expenses	88	1	—	3,667	3,756
Total operating costs and expenses	34,139	13,185	377	8,102	55,803

Operating income (loss)	(8,846)	1,113	(377)	(8,102)	(16,212)

Other income (expense):
Interest	(22)	34	—	396	408
Other	19	(5)	—	185	199
Foreign exchange loss	—	270	—	—	270
Income (loss) before income taxes	$(8,849)	$1,412	$(377)	$(7,521)	$(15,335)

Depreciation and amortization included above	$801	$503	$—	$130	$1,434

Share-based compensation included in above:
Selling, general and administrative	67	44	—	410	521
Total	$67	$44	$—	$410	$521

Capital expenditures	$289	$145	$—	$—	$434

Six months ended January 31, 2019

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$26,297	$14,290	—	—	$40,587

Operating costs and expenses:
Cost of revenues	21,993	6,994	—	—	28,987
Research and development	—	1,118	$443	—	1,561
Selling, general and administrative	12,260	5,905	—	$4,302	22,467
Legal fee expense	74	8	—	2,361	2,443
Total operating costs and expenses	34,327	14,025	443	6,663	55,458

Operating income (loss)	(8,030)	265	(443)	(6,663)	(14,871)

Other income (expense):
Interest	(33)	30	—	504	501
Other	11	—	—	168	179
Foreign exchange loss (gain)	—	(198)	—	—	(198)
(Loss) income before income taxes	$(8,052)	$97	$(443)	$(5,991)	$(14,389)

Depreciation and amortization included above	$777	$685	$—	$72	$1,534

Share-based compensation included in above:
Selling, general and administrative	78	50	—	398	526
Total	$78	$50	$—	$398	$526

Capital expenditures	$763	$78	$—	$6,147	$6,988
20

Note 12 – Contingencies

There are currently three cases that were originally brought by the Company in the United States District Court for the District of Delaware (“the Court”), alleging patent infringement against various companies. In 2017, the Court entered summary judgment against the Company that the asserted claims of the ‘180 and ‘405 Patents are invalid for nonenablement in cases involving Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche. The Company appealed the Court’s final judgment of invalidity in those cases to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”), which were subsequently consolidated (“the Consolidated Appeals”). The Federal Circuit heard oral argument in the Consolidated Appeals on January 7, 2019. In the Consolidated Appeals, the Company had asked the Federal Circuit to reverse the Court’s grants of final and summary judgment of invalidity of the asserted claims of the ‘180 and ‘405 patents and to remand the cases against Abbott, Becton Dickinson, and Roche to the Court.  On June 20, 2019 the Federal Circuit affirmed the District Court’s grant of summary judgment of non-enablement with respect to the ’180 and ’405 patents. The Company filed a petition for rehearing and rehearing en banc on August 5, 2019. The Federal Circuit requested that the Abbott, Becton Dickinson, and Roche Defendants submit a response to that petition, which they filed on October 11, 2019. The Federal Circuit denied Enzo’s petition on October 29, 2019. On February 26, 2020, Enzo filed a petition for writ of certiorari to the United States Supreme Court, requesting review of the Federal Circuit’s decision that affirmed the district court’s rulings.

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

On February 5, 2020, plaintiffs Harbert Discovery Fund, LP and Harbert Discovery Co-Investment Fund I, LP (“Plaintiffs”) filed a complaint in the United States District Court for the Southern District of New York in connection with the Company’s 2020 annual meeting (the “Annual Meeting”). The Complaint names the Company, Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce A. Hanna, Dov Perlysky and Rebecca Fischer as defendants (“Defendants”). Plaintiffs assert claims (i) against the Company and the individual defendants for alleged violations of the federal securities laws, in connection with certain of the Company’s public statements concerning the Annual Meeting; (ii) derivatively, against the individual defendants, for breach of fiduciary duty and anticipatory breach of contract; and (iii) derivatively, against the individual defendants, seeking a declaratory judgment that a certain proposal up for vote at the Annual Meeting is invalid. Plaintiffs request injunctive relief, a declaratory judgment, damages, attorneys’ fees and other unspecified relief. On February 27, 2020, the parties filed a stipulated schedule, which was entered by the Court, and which provides that Plaintiffs will file an amended complaint by March 26, 2020, and that Defendants will respond to the amended complaint by May 1, 2020. Discovery has not commenced.

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

As described in Note 3, third-party payers, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. During the third fiscal quarter of 2019, a significant third-party payer informed us outside of their typical business practice that they believe it overpaid the Company during certain periods of fiscal 2018. The Company disputes these claims, has formally sent legal appeal letters to the payer, and at the present time may exercise its rights under the terms of the agreement with the payer and file a notice of arbitration. At this time, the Company is unable to determine the probability of the outcome of these appeals or reasonably estimate a range of potential losses associated with this claim. During the six month 2020 period, we recorded $0.8 million in legal and related expenses as a result of reduced reimbursements this payer made to us.

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

Overview

Enzo Biochem, Inc. (the “Company” “we”, “our” or “Enzo”) is an integrated diagnostics, clinical lab, and life sciences company focused on delivering and applying advanced technology capabilities to produce affordable reliable products and services that enable our customers to meet their clinical needs. Through a connection with the market, we provide advanced biotechnology solutions to the global community as affordable and flexible quality products and services. We develop, manufacture and sell our proprietary technology solutions and platforms to clinical laboratories, specialty clinics, researchers and physicians globally. Enzo’s structure and business strategy represent the culmination of years of extensive planning and work.  The Company has the unique ability to offer low cost, high performance products and services for diagnostic testing, which ideally positions us to capitalize on the reimbursement pressures facing diagnostic labs. Our pioneering work in genomic analysis coupled with our extensive patent estate and enabling platforms have positioned the Company to continue to play an important role in the rapidly growing molecular medicine marketplaces.

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

For example, our NY State Department of Health approved GenFlex platform addresses the $450 million annualized global CT/NG/TV diagnostic market as well as the $1.3 billion women’s health market. According to the Centers for Disease Control and Prevention (CDC), there are more than 1.7 million cases of Chlamydia (CT), 500,000 cases of Neisseria Gonorrhea (NG) and 3.7 million cases of Trichomonas Vaginalis (TV) in the United States per annum. We are currently developing extensions of the GenFlex platform which could eventually address the entire $7 billion molecular diagnostic market. GenFlex is a commercially available sample-to-result molecular diagnostic platform that includes sample collection, sample processing, amplification and detection. The GenFlex open system delivers high-throughput, high capacity, workflow efficiency and flexibility at a much greater level of affordability than existing systems Furthermore, reduced patient to physician office visits translates into lower healthcare processing costs and greater patient services.

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprised of 463 issued patents worldwide and over 75 pending patent applications, along with extensive enabling technologies and platforms.

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

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. Enzo Therapeutics has focused its efforts on developing treatment regimens for diseases and conditions for which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 100 patents and patent applications. In December 2019, Enzo announced it will consider various avenues to unlock value in Enzo Therapeutics. Alternatives under consideration include a possible spin-off, sale, joint venture or licensing of its intellectual property.

Results of Operations

Three months ended January 31, 2020 compared to January 31, 2019
(in 000s)

Comparative Financial Data for the Three Months Ended January 31,

	2020	2019	Favorable (Unfavorable)	% Change

Revenues	$19,384	$19,327	$57	**

Operating costs and expenses:
Cost of revenues	13,575	14,748	1,173	8
Research and development	1,065	833	(232)	(28)
Selling, general and administrative	10,693	11,497	804	7
Legal and related expenses	2,060	1,142	(918)	(80)
Total operating costs and expenses	27,393	28,220	827	3

Operating loss	(8,009)	(8,893)	884	10

Other income (expense):
Interest	171	227	(56)	(25)
Other	72	132	(60)	(45)
Foreign currency gain	79	126	(47)	(37)
Loss before income taxes	$(7,687)	$(8,408)	$721	9

** not meaningful

Consolidated Results:

The “2020 period” and the “2019 period” refer to the three months ended January 31, 2020 and 2019, respectively.

Clinical services revenues for the 2020 period were $12.5 million compared to $12.0 million in the 2019 period, an increase of $0.5 million or 4%. Volume increases in our core and other non-genetic testing services offset declines in genetic testing volume, resulting in the revenue increase. Total diagnostic testing volume measured by the number of accessions increased 7%, however, the impact from the Protecting Access to Medicare Act (“PAMA”) continues to negatively impact reimbursements from Medicare and third party payers. In January 2018, PAMA rates became effective including substantial reductions in the Clinical Lab Fee Schedule paid for fee-for-service tests regarding Medicare and Medicaid reimbursement.  In the normal course of business, estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. During the 2019 period, adjustments to estimated collections amounts from third party payers and HMO’s decreased Services revenues by $0.8 million.

Product revenues for the 2020 and 2019 periods were $6.9 million and $7.3 million, respectively. The decrease of $0.4 million or 6% is primarily the result of lower product sales volume in the U.S. market, due to the timing of orders.

The cost of Clinical Services was $10.2 million in the 2020 period and $11.0 million in the 2019 period, a decrease of $0.8 million, attributable to reductions in outside reference testing expense and headcount efficiencies, partially offset by increased reagent costs from higher accession volume. As a result, the gross profit margin on Clinical Services was 18% in the 2020 period and 8% in the 2019 period.

The cost of product revenues was $3.3 million in the 2020 period and $3.7 million in the 2019 period, a decrease of $0.4 million or 10% due to the decrease in revenues. The gross profit margin on products was 52% in the 2020 period and 50% in the 2019 period, due to the mix of products sold.

Research and development expenses were approximately $1.0 million in the 2020 period and $0.8 million in the 2019 period, an increase of $0.2 million or 28%. The increase is entirely attributed to the Clinical Services division for lab developed tests including those based on our proprietary GenFlex platform. The New York State Department of Health recently approved the use of certain lab tests based on the GenFlex platform.

Selling, general and administrative expenses were approximately $10.7 million during the 2020 period versus $11.5 million during the 2019 period, a decrease of $0.8 million or 7%. The Clinical Services expense decreased $0.3 million, primarily due to cost savings initiatives. The Life Sciences Products expense decreased $0.5 million primarily due to reductions in sales and marketing salaries and related costs.

Legal and related expenses were approximately $2.0 million during the 2020 period compared to $1.1 million in the 2019 period, an increase of $0.9 million. During the 2020 period, we incurred $1.8 million for contested proxy costs relating to our February 2020 annual shareholders meeting. Legal expense associated with legal activity and related costs associated with on-going litigation and contract disputes where the Company is the plaintiff decreased $0.8 million due to the timing of activities.

Interest income, net was approximately $0.2 million in both the 2020 and 2019 periods and represents interest on cash and cash equivalents.

The foreign currency revaluation gain recognized by the Life Sciences Products segment during both the 2020 and 2019 periods was $0.1 million due to the appreciation of the Swiss franc and British pound versus the U.S. dollar.

Results of Operations

Six months ended January 31, 2020 compared to January 31, 2019
(in 000s)

Comparative Financial Data for the Six Months Ended January 31,

	2020	2019	Favorable (Unfavorable)	% Change

Revenues	$39,591	$40,587	$(996)	(2)

Operating costs and expenses:
Cost of revenues	28,096	28,987	891	3
Research and development	2,119	1,561	(588)	(36)
Selling, general and administrative	21,832	22,467	635	3
Legal and related expenses	3,756	2,443	(1,313)	(54)
Total operating costs and expenses	55,803	55,458	(345)	(1)

Operating loss	(16,212)	(14,871)	(1,341)	(9)

Other income (expense):
Interest	408	501	(93)	(19)
Other	199	179	20	11
Foreign currency gain (loss)	270	(198)	468	**
Loss before income taxes	$(15,335)	$(14,389)	$(946)	(7)

** not meaningful

Consolidated Results:

The “2020 period” and the “2019 period” refer to the six months ended January 31, 2020 and 2019, respectively.

Clinical services revenues for the 2020 period were $25.3 million compared to $26.3 million in the 2019 period, a decrease of $1.0 million or 4%. The decrease is due to lower genetics testing volume and reimbursement rates due to an increase in denial rates and changes to medical and procedural requirements. Volume declines in genetic testing were offset by increased volume in our other testing services. Total diagnostic testing volume measured by the number of accessions increased 5%, however, the impact from the Protecting Access to Medicare Act (“PAMA”) continues to impact reimbursements from Medicare and third party payers. In the normal course of business, estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered.

Product revenues for the 2020 and 2019 periods were $14.3 million. During the 2020 period, a slight increase in product sales volume in the U.S. market was offset by the negative impact of foreign exchange translation of revenues from the international market.

The cost of Clinical Services was $21.2 million in the 2020 period and $22.0 million in the 2019 period, a decrease of $0.8 million due to reductions in outside reference testing expense and headcount efficiencies, partially offset by increased reagent costs from higher accession volume. The gross profit margin on Clinical Services was approximately 16% in both periods and was impacted by reduced genetics reimbursements. The 2020 period was also impacted by the increased volume of lower margin testing services in the 2020 period.

The cost of product revenues was $6.8 million in both the 2020 and 2019 periods. The gross profit margin on products was approximately 52% in both periods.

Research and development expenses were $2.1 million in the 2020 period and $1.6 million in the 2019 period, an increase of $0.5 million or 36%. The increase is entirely attributed to the Clinical Services division for lab developed tests including those based on our proprietary GenFlex platform. The New York State Department of Health recently approved the use of certain lab tests based on the GenFlex platform.

Selling, general and administrative expenses were approximately $21.8 million during the 2020 period versus $22.4 million during the 2019 period, a decrease of $0.6 million or 3%. The Life Sciences Products expense decreased $0.6 million primarily due to reductions in sales and marketing salaries and related costs, as well as cost savings initiatives. The Clinical Services expense decreased $0.1 million, primarily due to cost savings initiatives. The Other segment expense increased $0.1 million due to higher self-insured health care costs.

Legal and related expenses were $3.8 million during the 2020 period compared to $2.4 million in the 2019 period, an increase of $1.3 million. During the 2020 period, we incurred $2.5 million for contested proxy costs relating to our February 2020 annual shareholders meeting. As described in Note 3, third-party payers, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. During the third fiscal quarter of 2019, a significant third-party payer informed us outside of their typical business practice that they believe it overpaid the Company during certain periods of fiscal 2018. The Company disputes these claims and has formally sent legal appeal letters to the payer. In the 2020 period, we recorded $0.8 million in legal and related expenses as a result of reduced reimbursements this payer made to us. At this time, we are unable to determine the probability of the outcome of these appeals or reasonably estimate a range of potential losses associated with this claim. Legal expense associated with legal activity and related costs associated with on-going litigation and contract disputes where the Company is the plaintiff decreased $1.7 million due to the timing of activities.

Interest income, net was $0.4 million in the 2020 period and $0.5 million in the 2019 period and represents interest on cash and cash equivalents. Interest rates and cash in money market funds were higher in the 2019 period.

The foreign currency revaluation gain recognized by the Life Sciences Products segment during the 2020 period was $0.3 million compared to a loss of $0.2 million in the 2019 period, a favorable variance of $0.5 million. During the 2020 period, the gain was primarily due to the significant appreciation of the British pound versus the U.S. dollar, and to a lesser extent the appreciation of the Swiss franc and Euro, compared to the 2019 period.

Liquidity and Capital Resources

At January 31, 2020, the Company had cash and cash equivalents and restricted cash of $52.3 million of which $0.4 million was in foreign accounts, as compared to cash and cash equivalents and restricted stock of $60.9 million, of which $0.7 million was in foreign accounts at July 31, 2019. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $47.9 million at January 31, 2020 compared to $65.4 million at July 31, 2019. The decrease in working capital of $17.5 million was due to the period loss, the adoption of the new accounting standard for leases, which resulted in the recognition of $4.6 million of current operating lease liabilities at January 31, 2020, and the net changes in current operating assets and liabilities.

Net cash used in operating activities during the 2020 period was approximately $8.0 million as compared to $14.8 million during the 2019 period, an improvement of approximately $6.8 million. The improvement is mainly due to net changes in operating assets and liabilities of $8.3 million partially offset by an increase in the 2020 period net loss compared to 2019.

Net cash used in investing activities in fiscal 2020 and 2019 was approximately $0.4 million and $7.0 million, respectively. The 2020 period consists of capital expenditures and the 2019 period is mainly due to the purchase of our new facility.

Net cash used in financing activities in fiscal 2020 was $0.2 million as compared to net cash provided by financing activities of $4.5 million in fiscal 2019 related to the mortgage agreement entered into for the purchase of our new facility.

The mortgage agreement, a loan of $4.5 million for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of $30. At January 31, 2020, the balance owed under the mortgage agreement was $4.3 million. The Company’s obligations under the mortgage agreement are secured by the purchased facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of January 31, 2020. See Note 7 – Loan Payable.

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

On an on-going basis, we evaluate our estimates, including those related to contractual expense, allowance for uncollectible accounts, inventory, operating lease liabilities, goodwill and income taxes. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

During the three months ended January 31, 2020 and 2019, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 88.8% and 88.6%, respectively, of gross billings. During the six months ended January 31, 2020 and 2019, the contractual adjustment percentages, determined using current and historical reimbursements statistics, were 88.5% and 88.0%, respectively. In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of molecular tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical services revenues of approximately $2.2 million for both the six months periods ended January 31, 2020 and 2019, and a change in the net accounts receivable of approximately $0.5 million as of January 31, 2020.

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

The following is a table of the Company’s net accounts receivable by services and by products. Net receivables for Clinical Services are detailed by billing category and as a percent to its total net receivables. At January 31, 2020, and July 31, 2019, approximately 63% of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities.

The accounts receivable balance for Life Science products includes $0.9 million or 28% and $1.2 million or 32% of foreign receivables as of January 31, 2020 and July 31, 2019, respectively.

Net accounts receivable

Billing category	As of January 31, 2020		As of July 31, 2019
Clinical Services
Third party payers	$1,909	34%	$2,956	44%
Patient self-pay	1,369	24	2,360	35
Medicare	1,631	29	910	13
HMO’s	779	13	574	8
Total Clinical Services	5,688	100%	6,800	100%
Total Products	3,224		3,938
Total accounts receivable	$8,912		$10,738

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

The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate patient information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. As of January 31, 2020, approximately 17% of Clinical Labs receivables are from one payer.

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

As of January 31, 2020	Total	%	Third Party Payers	%	Medicare	%	Self-Pay	%	HMO’s	%
1-30 days	$21,874	47	$13,684	51	$3,985	37	$1,547	27	$2,658	92
31-60 days	7,433	16	3,772	14	2,679	25	872	15	110	4
61-90 days	4,120	9	2,624	10	758	7	708	12	30	1
91-120 days	3,657	8	2,245	8	677	6	715	12	20	1
121-150 days	2,496	5	1,324	5	559	5	585	10	28	1
Greater than 150 days	6,829	15	3,321	12	2,101	20	1,378	24	29	1
Totals	$46,409	100%	$26,970	100%	$10,759	100%	$5,805	100%	$2,875	100%

As of July 31, 2019	Total	%	Third Party Payers	%	Medicare	%	Self-Pay	%	HMO’s	%
1-30 days	$22,031	50	$14,232	53	$4,114	52	$1,236	20	$2,449	90
31-60 days	6,659	15	4,473	17	952	12	1,109	18	125	5
61-90 days	4,185	10	2,742	10	495	6	903	15	45	2
91-120 days	2,786	6	1,708	6	316	4	736	12	26	1
121-150 days	2,014	5	1,137	4	256	3	610	10	11	—
Greater than 150 days	6,007	14	2,684	10	1,709	22	1,563	25	51	2
Totals	$43,682	100%	$26,976	100%	$7,842	100%	$6,157	100%	$2,707	100%
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

Leases - right of use assets and operating lease liabilities

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at January 31, 2020, our assets and liabilities would decrease by $0.4 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $0.8 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.6 million on an annual basis.

Interest Rate Risk

As of January 31, 2020, we have fixed interest rate financing on a building mortgage and on equipment finance leases.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2019 filed with the Securities and Exchange Commission, other than as noted in Note 12 to the Consolidated Financial Statements as of January 31, 2020.

Item 1A.	Risk Factors

There has been no material changes from the risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

Item 6.	Exhibits

Exhibit No.	Exhibit
31.1	Certification of Elazar Rabbani, Ph.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Bench pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Elazar Rabbani, Ph.D. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Bench pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZO BIOCHEM, INC.
(Registrant)

Date: March 6, 2020	by:	/s/ David Bench
Chief Financial Officer and Principal Accounting Officer
33