Form 10-Q
period 2020-04-30
ENZO BIOCHEM INC
filed 2020-06-09
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 001-09974

ENZO BIOCHEM, INC.
(Exact name of registrant as specified in its charter)

New York	13-2866202
(State or Other Jurisdiction of	(IRS. Employer
Incorporation or Organization)	Identification No.)

527 Madison Ave, New York, New York	10022
(Address of Principal Executive office)	(Zip Code)

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

Yes ☐ No ☒

As of June 1, 2020, the Registrant had 47,890,883 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
April 30, 2020

i

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30, 2020 (unaudited)	July 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$54,407	$60,146
Accounts receivable, net	6,817	10,738
Inventories	8,018	7,842
Prepaid expenses and other	3,058	2,727
Total current assets	72,300	81,453

Property, plant and equipment, net	13,295	14,254
Right-of-use assets	20,812	—
Goodwill	7,452	7,452
Intangible assets, net	588	1,032
Other assets, including restricted cash of $750	1,901	2,449
Total assets	$116,348	$106,640
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$8,523	$7,256
Accrued liabilities	11,714	8,362
Other current liabilities	7,151	391
Finance leases short term	225	—
Current portion of operating lease liabilities	4,257	—
Total current liabilities	31,870	16,009

Long term debt – net	4,509	4,179
Operating lease liabilities, non-current	17,416	—
Other liabilities and finance leases long term	223	424
Total liabilities	54,018	20,612
Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 47,890,883 at April 30, 2020 and 47,556,807 at July 31, 2019	479	476
Additional paid-in capital	334,268	332,704
Accumulated deficit	(274,927)	(249,732)
Accumulated other comprehensive income	2,510	2,580
Total stockholders’ equity	62,330	86,028
Total liabilities and stockholders’ equity	$116,348	$106,640

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Revenues	$16,903	$19,662	$56,494	$60,249

Operating costs and expenses:
Cost of revenues	12,478	14,360	40,574	43,347
Research and development	1,163	781	3,282	2,342
Selling, general and administrative	11,061	10,920	32,893	33,387
Legal and related expense	1,925	257	5,681	2,700
Legal settlements, net.	—	(28,925)	—	(28,925)
Total operating costs, expenses and legal settlements, net	26,627	(2,607)	82,430	52,851

Operating (loss) income	(9,724)	22,269	(25,936)	7,398

Other income (expense):
Interest, net	87	258	495	759
Other	135	70	334	249
Foreign exchange loss	(358)	(332)	(88)	(530)
(Loss) income before income taxes	(9,860)	22,265	(25,195)	7,876

Net (loss) income	$(9,860)	$22,265	$(25,195)	$7,876

Net loss (income) per common share:
Basic	$(0.21)	$0.47	$(0.53)	$0.17
Diluted	$(0.21)	$0.47	$(0.53)	0.17

Weighted average common shares outstanding:
Basic	47,780	47,452	47,668	47,259
Diluted	47,780	47,555	47,668	47,364

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Net (loss) income	$(9,860)	$22,265	$(25,195)	$7,876
Other comprehensive gain (loss):
Foreign currency translation adjustments	284	206	(70)	278
Comprehensive (loss) income	$(9,576)	$22,471	$(25,265)	$8,154

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended April 30, 2020 and 2019
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2020	47,557,618	$476	$333,225	$(265,067)	$2,226	$70,860
Net loss for the period ended April 30, 2020	—	—	—	(9,860)	—	(9,860)
Share-based compensation charges	—	—	209	—	—	209
Issuance of common stock for employee 401(k) plan match	333,265	3	834			837
Foreign currency translation adjustments	—	—	—	—	284	284
Balance at April 30, 2020	47,890,883	$479	$334,268	$(274,927)	$2,510	$62,330

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2019	47,241,335	$472	$331,463	$(266,610)	$2,172	$67,497
Net income for the period ended April 30, 2019	—	—	—	22,265	—	22,265
Exercise of stock options	—	1	72	—	—	73
Net issuance of common stock for options exercise by Directors	—	—	(73)	—	—	(73)
Share-based compensation charges	—	—	199	—	—	199
Issuance of common stock for employee 401(k) plan match	315,472	3	829			832
Foreign currency translation adjustments	—	—	—	—	206	206
Balance at April 30, 2019	47,556,807	$476	$332,490	$(244,345)	$2,378	$90,999

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended April 30, 2020 and 2019
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2019	47,556,807	$476	$332,704	$(249,732)	$2,580	$86,028
Net loss for the period ended April 30, 2020	—	—	—	(25,195)	—	(25,195)
Share-based compensation charges	—	—	728	—	—	728
Vesting of restricted stock	811	—	—	—	—	—
Issuance of common stock for employee 401(k) plan match	333,265	3	836	—	—	839
Foreign currency translation adjustments	—	—	—	—	(70)	(70)
Balance at April 30, 2020	47,890,883	$479	$334,268	$(274,927)	$2,510	$62,330

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2018	47,182,254	$472	$330,770	$(252,221)	$2,100	$81,121
Net income for the period ended April 30, 2019	—	—	—	7,876	—	7,876
Vesting of restricted stock	986	—	—	—	—	—
Exercise of stock options	34,719	1	166	—	—	167
Share-based compensation charges	—	—	725	—	—	725
Issuance of common stock for options exercised by Directors	23,376	—	—	—	—	—
Issuance of common stock for employee 401(k) match	315,472	3	829	—	—	832
Foreign currency translation adjustments	—	—	—	—	278	278
Balance at April 30, 2019	47,556,807	$476	$332,490	$(244,345)	$2,378	$90,999

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(25,195)	$7,876
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,700	1,631
Amortization of intangible assets	451	741
Share-based compensation charges	728	725
Accrual for share-based 401(k) employer match expense	631	461
Foreign exchange loss	8	650

Changes in operating assets and liabilities:
Accounts receivable	3,942	1,605
Inventories	(147)	(456)
Prepaid expenses and other assets	223	(36)
Accounts payable – trade	1,211	(3,363)
Accrued liabilities, other current liabilities and other liabilities	4,330	(1,853)
Total adjustments	13,077	105

Net cash (used in) provided by operating activities	(12,118)	7,981

Cash flows from investing activities:
Capital expenditures	(719)	(7,554)
Net cash used in investing activities	(719)	(7,554)

Cash flows from financing activities:
Proceeds from borrowing under government programs and mortgage agreement	7,412	4,500
Repayments under mortgage agreement and finance leases	(321)	(244)
Cost to obtain loan	—	(72)
Proceeds from exercise of stock options	—	166
Net cash provided by financing activities	7,091	4,350

Effect of exchange rate changes on cash and cash equivalents	7	(16)

(Decrease) increase in cash and cash equivalents and restricted cash	(5,739)	4,761
Cash and cash equivalents and restricted cash - beginning of period	60,896	60,041
Total cash and cash equivalents and restricted cash - end of period	$55,157	$64,802

The composition of total cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	54,407	64,052
Restricted cash included in other assets	750	750
Total cash and cash equivalents and restricted cash	$55,157	$64,802

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2020
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics, Enzo Realty LLC and Enzo Realty II LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The consolidated balance sheet as of April 30, 2020, the consolidated statements of operations, comprehensive income (loss) and stockholders’ equity for the three and nine months ended April 30, 2020 and 2019, and the consolidated statements of cash flows for the nine months ended April 30, 2020 and 2019 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2019 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2019 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020.

A novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world. Through the six month period ended January 31, 2020, we had experienced growth in our laboratory testing services accessions and our products volume compared to the prior year period. This growth continued into February 2020. However, beginning in March 2020, the Company experienced a material decline in its laboratory testing volumes due to the COVID-19 pandemic as patients have reduced physician office visits. Additionally, customers of our products have reduced or suspended purchases because they have temporarily reduced or closed their operations on a global basis.

The COVID-19 impact on the Company’s operations is consistent with the overall industry and publicly issued statements from competitors, partners, and vendors. The decline in our laboratory accessions and customer orders for products continued during most of the remainder of the third fiscal quarter (ended April 30, 2020) and only began to show some improvement in the month of April. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, the aforementioned significant reduction in physician office visits, the cancellation of elective medical procedures, customers of our products closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies.

The Company believes the COVID-19 pandemic may continue to have a negative impact on the Company’s operating results, cash flows and financial condition for an undetermined amount of time. Global supply chain issues due to the pandemic may hamper both production of products within the life science division as well as testing capabilities in the clinical laboratory. It is possible that the Company may experience an adverse impact on cash collections from customers, clients and payers as a result of the impact of the COVID-19 pandemic. The extent to which our businesses may be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and treatment, and related work and travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted at this time.

The Company expects its COVID-19 related products and services to partially offset revenue declines. Enzo has publicly announced that it has applied its technical expertise in molecular diagnostics and serological testing to develop next generation COVID-19 and related antibody testing options. Enzo’s innovations include virus-inactivating specimen collection media to lessen transmission risks for healthcare providers and clinical laboratory personnel, the development of more relevant positive controls for the tests, and improved sensitivity. However, it is too early to determine the significance of any positive impact from increased testing and the Company’s proprietary product offerings on revenue, profitability and cash flow.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed in March 2020 and addresses the various economic impacts of, and otherwise responds to, the COVID-19 (coronavirus) outbreak. Under the CARES Act, we received a loan, an advance payment, and an income grant during the period ended April 30, 2020 which are further described in this report.

Use of Estimates

The extent to which the COVID-19 pandemic impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including, but not limited to, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of April 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s implicit price concessions and credit losses, accounts receivable and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Concentration Risk

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 22% of Clinical Services net revenue for the three month period and 26% for the nine month period ended April 30, 2020 and 42% of Clinical Services net revenue for each of the three and nine month periods ended April 30, 2019. As of April 30, 2020, other than the Medicare program, one provider whose programs are included in either “Third-party payers” and/or “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 12% of Clinical Services net receivables.

Income Taxes

The benefit for income taxes and the effective tax rates for the three and nine months ended April 30, 2020 and 2019 is $0 and 0%, respectively. The primary difference between the Company’s effective tax rates and the statutory rates for the three and nine months ended April 30, 2020 and 2019 is due to the change in net operating losses for which a full valuation allowance is maintained. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize its deferred tax assets.

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for the three months ended April 30, 2020 and nine months ended April 30, 2020 diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options and unvested restricted stock because to do so would be antidilutive. For the three and nine months ended April 30, 2020, approximately 40,000 and 56,000, respectively of potential common shares (“in the money options”) and unvested restricted stock were excluded from the calculation of diluted earnings per share. For the three and nine months ended April 30, 2020, the effect of approximately 2,201,000 and 1,805,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted earnings per share because their effect would be antidilutive.

For the three and nine months ended April 30, 2019, the effect of approximately 1,640,000 and 1,541,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive.

Note 3 – Revenue Recognition

Clinical Services Revenue

Net services revenues in the Company’s clinical services business accounted for 58% and 63% of the Company’s total net revenues for the nine months ended April 30, 2020 and 2019, respectively and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on the patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price. The following are descriptions of our laboratory services business portfolios:

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

Patient self-pay

Uninsured patients are billed based on established patient fee schedules or fees negotiated with physicians on behalf of their patients. Coinsurance and deductible responsibilities based on fees negotiated with healthcare insurers are also billed to insured patients and included in this portfolio. Collection of billings from patients is subject to credit risk and ability of the patients to pay. Revenues consist of amounts billed net of discounts provided to uninsured patients in accordance with the Company’s policies and implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive from patients, which considers historical collection experience and other factors including current market conditions. Adjustments to the estimated allowances, based on actual receipts from the patients, are recorded upon settlement. Patient responsibility is invoiced and if it reaches 91 days outstanding, the account is sent to a collection agency for further processing. After the account has been with the collection agency for at least 105 days, and is determined to be uncollectable it is written off.

The following table represents clinical services net revenues and percentages by type of customer:

	Three months ended April 30, 2020		Three months ended April 30, 2019
Revenue category
Third-party payer	$5,082	52%	$5,799	50%
Medicare	1,870	19	2,634	22
Patient self-pay	1,655	17	1,881	16
HMO’s	1,132	12	1,437	12
Total	$9,739	100%	$12,000	100%

	Nine months ended April 30, 2020		Nine months ended April 30, 2019
Revenue category
Third-party payer	$17,878	51%	$20,213	53%
Medicare	8,048	23	7,724	20
Patient self-pay	4,621	13	5,652	15
HMO’s	4,485	13	4,459	12
Total	$35,032	100%	$38,048	100%

For the nine months ended April 30, 2020 and 2019, all of the Company’s clinical services were provided within the United States.

Grant income

Under the CARES Act, we were eligible for and received a $747 income grant under the Department of Health and Human Services (HHS) Public Health and Social Services Emergency Fund for provider relief. The purpose of the payment is to reimburse the Company for health care related expenses or lost revenues attributable to COVID-19. We have certified that the grant funds were accepted per the regulations and have recognized it as Grant income for the three and nine month periods ended April 30, 2020 in the Clinical Services segment.

In April 2020, the HHS began an additional general distribution to Medicare facilities and providers impacted by COVID-19, augmenting the first amount that was established in March. In May 2020, we applied for a second grant from the Emergency Fund, which has not yet been received.

Products Revenue

Products revenue consists of the sale of single-use products used in the identification of genomic information and are recognized at a point in time following the transfer of control of such products to the customer, which generally occurs upon shipment. Payment terms for shipments to end-user and distributor customers may range from 30 to 90 days. Any claims for credit or return of goods may be made generally within 30 days of receipt. Revenues are reduced to reflect estimated credits and returns, although historically these adjustments have not been material. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue. Amounts billed to customers for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of products.

Products revenue by geography is as follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2020	2019	2020	2019
United States	$3,458	$4,585	$11,652	$12,571
Europe	1,793	2,297	5,740	6,347
Rest of the world	1,166	1,029	3,323	3,283
Products revenue	$6,417	$7,911	$20,715	$22,201

Note 4 - Supplemental disclosure for statement of cash flows

For the nine months ended April 30, 2020 and 2019, interest paid by the Company was $204 and $138, respectively.

For the nine months ended April 30, 2020, reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was approximately $4,300 for each, with the net amount of such changes included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

For the nine months ended April 30, 2020 and 2019, tax on capital paid by the Company was $79 and $94, respectively.

During the nine months ended April 30, 2020 and 2019, the Company issued common stock in connection with its share based 401(k) employer match in the amount of $836 and $832, respectively.

For the nine months ended April 30, 2020, non-cash activities related to the adoption of the new accounting standard for leases are detailed in Note 1.

Note 5 – Inventories

Inventories consist of the following:

	April 30, 2020	July 31, 2019
Raw materials	$907	$876
Work in process	2,652	2,566
Finished products	4,459	4,400
	$8,018	$7,842

Note 6 – Goodwill and intangible assets

At April 30, 2020 and July 31, 2019, the Company has goodwill of $7,452 allocated to the Clinical Services reporting unit.

The Company’s change in the carrying amount of intangible assets, all in the Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2019	$27,238	$(26,206)	$1,032
Amortization expense	—	(451)	(451)
Foreign currency translation	47	(40)	7
April 30, 2020	$27,285	$(26,697)	$588

Intangible assets, all finite lived, consist of the following:

	April 30, 2020			July 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(11,010)	$17	$11,027	$(10,996)	$31
Customer relationships	11,791	(11,220)	571	11,746	(10,745)	1,001
Website and acquired content	1,009	(1,009)	—	1,008	(1,008)	—
Licensed technology and other	475	(475)	—	483	(483)	—
Trademarks	2,983	(2,983)	—	2,974	(2,974)	—
Total	$27,285	$(26,697)	$588	$27,238	$(26,206)	$1,032

At April 30, 2020, information with respect to intangibles assets acquired is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8 -15 years	Less than 1 year
Other intangibles	10 years	Less than 2 years

At April 30, 2020, the weighted average remaining useful life of intangible assets is approximately one year.

Note 7 - Loans Payable

In connection with the purchase of our new facility, on November 27, 2018, a wholly-owned subsidiary (the ““mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4.5 million for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $72 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $62 at April 30, 2020. At April 30, 2020, the balance owed by the subsidiary under the mortgage agreement was $4.3 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of April 30, 2020.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial covenants. As of April 30, 2020, required financial covenants have been met.

We assumed from the seller an operating lease for a current tenant at the facility which was extended to June 30, 2020. Rental income from the assumed lease is included in other income.

Minimum future annual principal payments under the mortgage agreement as of April 30, 2020, are as follows:

July 31,
2020	$35
2021	144
2022	152
2023	160
2024	167
Thereafter	3,653
$4,311
Less: Current portion	(142)
Unamortized mortgage cost	(62)
$4,107

In April 2020, our subsidiary in Switzerland received a loan of CHF 0.4 million ($ 0.4 million, based on the foreign exchange rate as of April 30, 2020) from the Swiss government under the “Corona Krise” emergency loan program in response to the pandemic. This loan is uncollateralized, bears 0% interest, is due in 5 years, and may be repaid at any time. This loan is included in long term debt – net as of April 30, 2020.

The CARES Act expanded the U.S. Small Business Administration’s (SBA) business loan program to create the Paycheck Protection Program (PPP), which provides employers with uncollateralized loans whose primary purpose is to retain or maintain workforce and salaries for a twenty four week period (“covered period”) following receipt of the loan. Currently, PPP loans have a 1% fixed interest rate and are due from two to five years. The primary features of the PPP loan program are to provide funding to companies to cover eligible expenses, and the potential for forgiveness of that portion of the loan spent on payroll and other permitted operating expenses during the covered period, subject to reductions if the borrower fails to maintain or restore employee and salary levels. We applied for a PPP loan based on the eligibility and need requirements established when the program was announced and in April 2020, the Company received $7,000 through Citibank N.A., the Company’s existing lender, pursuant to the PPP (the “PPP Loan”). The PPP Loan matures on April 17, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic. All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty four week period beginning on the date of receipt of the PPP loan with certain stipulated restrictions. Due to uncertainties with respect to loan forgiveness calculations and government pronouncements with respect to eligibility, we did not recognize any loan forgiveness as of April 30, 2020 and have classified the loan in other current liabilities as we expect to earn loan forgiveness by the end of the covered period. The SBA has announced its intention to audit loans in excess of $2.0 million. No assurance can be given that we will obtain forgiveness of the PPP loan in whole or in part.

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

Leases	Balance Sheet Classification	April 30, 2020
Assets
Operating	Right-of-use assets	$20,812
Finance	Property, plant and equipment, net (a)	459
Total lease assets		$21,271

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$4,257
Finance	Finance leases short term	225

Non-current:
Operating	Operating lease liabilities, non-current	17,416
Finance	Other liabilities and finance leases long term	223
Total lease liabilities		$22,121

(a)	Accumulated amortization of finance lease assets was approximately $0.9 million as of April 30, 2020.

Components of lease cost for the three and nine months ended April 30, 2020 were as follows:

Lease cost	Three Months Ended April 30, 2020	Nine Months Ended April 30, 2020
Operating lease cost	$1,466	$4,414
Finance lease cost:
Amortization of leased assets	61	177
Interest on lease liabilities	7	29
Total lease cost	$1,534	$4,620

The maturity of the Company’s lease liabilities as of April 30, 2020 is as follows:

Maturity of lease liabilities	Operating leases	Finance leases	Total
Remainder of fiscal 2020	$1,473	$84	$1,557
2021	4,997	188	5,185
2022	3,786	88	3,874
2023	3,284	88	3,372
2024	3,273	37	3,310
Thereafter	9,606	—	9,606
Total lease payments	26,419	485	26,904
Less: Interest (a)	(4,746)	(37)	(4,783)
Present value of lease liabilities	$21,673	$448	$22,121

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the nine months ended April 30, 2020 were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years):
Operating leases	6.4 years
Finance leases	2.7 years

Weighted-average discount rate:
Operating leases	4.9%
Finance leases	8.1%

See Note 4 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the nine months ended April 30, 2020.

Note 9 – Accrued Liabilities

Accrued liabilities consist of the following:

	April 30, 2020	July 31, 2019
Payroll, benefits, and commissions	$4,866	$5,123
Professional fees	806	774
Legal	2,333	164
Deferred revenue – CARES Act Advance Payment	2,526	—
Other	1,183	2,301
	$11,714	$8,362

In order to increase cash flow to providers of services and suppliers impacted by the pandemic, the Centers for Medicare and Medicaid Services (CMS) expanded its Accelerated and Advance Payment Program to a broader group of Medicare providers. We applied for and received a $2,526 payment advance from this program in April 2020. The recoupment by CMS of our advance payment begins 120 days after the date of receipt, at which time every claim we submit from that point will be automatically offset to repay the advance payment. Any unrecouped advance balance remaining after 90 days of the recoupment process must then be repaid such that 210 days after receiving the advance it will be entirely repaid.

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

During the nine months ended April 30, 2020 and 2019, the Company did not sell any shares of Common Stock under the Sales Agreement.

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

The total number of shares available for grant as equity awards from the 2011 Incentive Plan is approximately 935,000 shares as of April 30, 2020.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Stock options	$206	$289	$724	$521
Restricted stock	1	2	4	5
	$207	$291	$728	$526

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
Selling, general and administrative	$207	$291	$728	$526
	$207	$291	$728	$526

No excess tax benefits were recognized during the nine month periods ended April 30, 2020 and 2019.

Stock Option Plans

The following table summarizes stock option activity during the nine month period ended April 30, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2019	2,351,040	$4.53
Awarded	773,032	$2.40
Exercised	—	—		$—
Cancelled or expired	(485,076)	$3.71
Outstanding at end of period	2,638,996	$4.05	3.2 years	$637
Exercisable at end of period	1,457,162	$5.10	1.7 years	$78

As of April 30, 2020, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $1.2 million and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately fifteen months.

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

During the nine months ended April 30, 2020 and fiscal years ended 2019 and 2018, the Company awarded PSUs to its executive officers, this award provides for the grant of shares of our common stock at the end of a three–year period based on the achievement of average revenue growth and adjusted EBITDA growth over that period. During the nine months ended April 30, 2020, one former executive forfeited a total of 14,500 PSUs. As of April 30, 2020, the Company did not accrue any compensation expense for these PSU’s as the achievement of the growth goals is currently not probable.

The following table summarizes PSU’s granted and outstanding as of April 30, 2020:

Grant Date	Total Grant	Forfeitures	Outstanding	Fair Market Value At Grant Date (000s)
7/31/2018	32,000	(4,000)	28,000	$124
1/3/2019	80,500	(10,500)	70,000	$196
2/25/2020	98,600	—	98,600	$217

Restricted Stock Awards

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of April 30, 2020, there were 817 shares of unvested restricted stock which have a weighted average award price of $3.34 per share. As of April 30, 2020, there was approximately $4 of unrecognized compensation cost related to these unvested shares of restricted stock to be recognized over a weighted average remaining period of approximately nine months. There were no awards made during the nine months ended April 30, 2020. During the nine months ended April 30, 2020, a total of 811 restricted stock awards vested whose fair value was approximately $2.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2020

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$9,739	$6,417	—	—	$16,156
Grant income	747	—	—	—	747
Total	10,486	6,417	—	—	16,903

Operating costs and expenses:
Cost of revenues	9,133	3,345	—	—	12,478
Research and development	395	580	$188	—	1,163
Selling, general and administrative	5,902	2,667	—	$2,492	11,061
Legal and related expenses	52	—	—	1,873	1,925
Total operating costs and expenses	15,482	6,592	188	4,365	26,627

Operating loss	(4,996)	(175)	(188)	(4,365)	(9,724)

Other income (expense):
Interest	(7)	11	—	83	87
Other	1	4	—	130	135
Foreign exchange loss	—	(358)	—	—	(358)
Loss before income taxes	$(5,002)	$(518)	$(188)	$(4,152)	$(9,860)

Depreciation and amortization included above	$373	$278	$—	$66	$717

Share-based compensation included in above:
Selling, general and administrative	21	14	—	172	207
Total	$21	$14	$—	$172	$207

Capital expenditures	$225	$60	$—	$—	$285

Three months ended April 30, 2019

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$11,751	$7,911	—	—	$19,662

Operating costs, expenses and legal settlements, net:
Cost of revenues	10,963	3,397	—	—	14,360
Research and development	31	527	$223	—	781
Selling, general and administrative	5,960	2,923	—	$2,037	10,920
Legal fee expense	35	16	—	206	257
Legal settlements, net	—	(28,925)	—	—	(28,925)
Total operating costs, expenses, and legal settlements, net	16,989	(22,062)	223	2,243	(2,607)

Operating income (loss)	(5,238)	29,973	(223)	(2,243)	22,269

Other income (expense):
Interest	(18)	19	—	257	258
Other	6	—	—	64	70
Foreign exchange loss	—	(332)	—	—	(332)
(Loss) income before income taxes	$(5,250)	$29,660	$(223)	$(1,922)	$22,265

Depreciation and amortization included above	$440	$340	$—	$58	$838

Share-based compensation included in above:
Selling, general and administrative	40	24	—	135	199
Total	$40	$24	$—	$135	$199

Capital expenditures	$120	$446	$—	$—	$566

Nine months ended April 30, 2020

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$35,032	$20,715	—	—	$55,747
Grant income	747	—	—	—	747
Total	35,779	20,715	—	—	56,494

Operating costs and expenses:
Cost of revenues	30,351	10,223	—	—	40,574
Research and development	1,118	1,599	$565	—	3,282
Selling, general and administrative	18,012	7,954	—	$6,927	32,893
Legal and related expenses	140	1	—	5,540	5,681
Total operating costs and expenses	49,621	19,777	565	12,467	82,430

Operating income (loss)	(13,842)	938	(565)	(12,467)	(25,936)

Other income (expense):
Interest	(29)	45	—	479	495
Other	20	(1)	—	315	334
Foreign exchange loss	—	(88)	—	—	(88)
Income (loss) before income taxes	$(13,851)	$894	$(565)	$(11,673)	$(25,195)

Depreciation and amortization included above	$1,174	$781	$—	$196	$2,151

Share-based compensation included in above:
Selling, general and administrative	88	58	—	582	728
Total	$88	$58	$—	$582	$728

Capital expenditures	$514	$205	$—	$—	$719

Nine months ended April 30, 2019

	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$38,048	$22,201	—	—	$60,249

Operating costs, expenses and legal settlements, net:
Cost of revenues	32,956	10,391	—	—	43,347
Research and development	31	1,645	$668	—	2,344
Selling, general and administrative	18,220	8,828	—	$6,339	33,387
Legal fee expense	109	24	—	2,567	2,700
Legal settlements, net	—	(28,925)	—	—	(28,925)
Total operating costs, expenses and legal settlements, net	51,316	(8,037)	668	8,906	52,853

Operating income (loss)	(13,268)	30,238	(668)	(8,906)	7,396

Other income (expense):
Interest	(51)	49	—	761	759
Other	17	—	—	232	249
Foreign exchange loss (gain)	—	(530)	—	—	(530)
(Loss) income before income taxes	$(13,302)	$29,757	$(668)	$(7,913)	$7,874

Depreciation and amortization included above.	$1,217	$1,025	$—	$130	$2,372

Share-based compensation included in above:
Selling, general and administrative	118	74	—	553	725
Total	$118	$74	$—	$553	$725

Capital expenditures	$883	$524	$—	$6,147	$7,554

Note 12 – Contingencies

The Company has brought cases in the United States District Court for the District of Delaware (“the Court”), alleging patent infringement against various companies. In 2017, the Court ruled that the asserted claims of the ‘180 and ‘405 Patents are invalid for nonenablement in cases involving Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche. That ruling was affirmed by the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) in June 2019. Enzo subsequently filed a petition for certiorari regarding the invalidity ruling for the ‘180 and ‘405 Patents in February 2020; the Supreme Court denied Enzo’s petition on March 30, 2020. There are currently two cases that were originally brought by the Company in the Court. In those two cases, Enzo alleges patent infringement against Becton Dickinson Defendants and Roche Defendants, respectively. The claims in those cases involve the ‘197 Patent. Both cases are stayed.

In separate inter partes review proceedings before the U.S. Patent and Trademark Office involving, among others, Becton Dickinson, certain claims of the ‘197 Patent were found unpatentable as anticipated or obvious and cancelled by the Patent Trial and Appeals Board (“Board”). Enzo appealed that decision to the Federal Circuit. On August 16, 2019, the Federal Circuit affirmed the Board’s decision, finding that each of the challenged claims is unpatentable. The Company filed a petition for rehearing and rehearing en banc on October 30, 2019, which the Federal Circuit denied on December 4, 2019. The Company filed a petition for certiorari with the Supreme Court on March 3, 2020, which is pending.

In April 2019, the Company entered into an agreement with Hologic and Grifols, resolving litigation resulting from four cases originally brought by the Company in the Court.  As a result, Enzo dismissed (1) a stayed patent litigation regarding the ’180 and ’197 Patent against Hologic in the Court; (2) the Consolidated Appeals against Gen-Probe and Hologic resulting from two cases filed in the Court, and (3) the Company’s appeal in the litigation involving the ’581 Patent that involved both Hologic and Grifols. As a result of the agreement with Hologic, Hologic withdrew from Enzo’s Federal Circuit appeal of the Board’s adverse rulings in the inter partes review proceedings regarding the ’197 Patent filed by Hologic and joined by Becton Dickinson mentioned above.

On February 5, 2020, plaintiffs Harbert Discovery Fund, LP and Harbert Discovery Co-Investment Fund I, LP (“Plaintiffs”) filed a complaint in the United States District Court for the Southern District of New York in connection with the Company’s 2020 annual meeting (the “Annual Meeting”). The Complaint names the Company, Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce A. Hanna, Dov Perlysky and Rebecca Fischer as defendants (“Defendants”). On March 26, 2020, Plaintiffs filed an amended verified complaint against the Defendants.  Plaintiffs assert claims (i) against the Company for alleged violation of Section 14(a) of the Securities and Exchange Act (the "Exchange Act") and Rule 14a-9 thereunder in connection with two public statements by the Company concerning the Annual Meeting; (ii) against the individual defendants for alleged violation of Section 20 of the Exchange Act based on the Company's purported violation of Section 14(a) and Rule 14a-9; (iii) against the individual defendants for breach of fiduciary duty in connection with the Annual Meeting; and (iv) derivatively on behalf of the Company against the individual defendants for a declaration that any amendment of Article II, Section 2 of the Company's By-Laws requires the approval of the holders of at least 80% of the voting power of the then outstanding shares of the Company's stock entitled to vote generally in the election of directors, voting together as a single class, and a majority of such shares owned by persons not affiliated with an interested shareholder. Defendants' response to the amended complaint is now due on June 30, 2020.  Discovery has not commenced.

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

As described in Note 3, third-party payers, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. During the third fiscal quarter of 2019, a significant third-party payer informed us outside of their typical business practice that they believe it overpaid the Company during certain periods of fiscal 2018. The Company disputed these claims and formally sent legal appeal letters to the payer. During the nine month 2020 period, we recorded $0.8 million in legal and related expenses as a result of reduced reimbursements this payer made to us. In April 2020, we and the payer entered into a settlement agreement and release whereby the parties agreed that the $0.8 million previously withheld by the payer shall fully and completely satisfy the dispute.

The following legal settlements are included in the statement of operations under Legal settlements, net within the Life Science segment for the 2019 periods:

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

In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign currency rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, impacts of the COVID-19 pandemic and measures we have taken in response, and financial results. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the July 31, 2019 fiscal year and updated in Item 1A. “Risk Factors in this Form 10-Q, You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results.

You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Impact of COVID-19 pandemic

As a novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world, we are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. We have made and will continue to make substantial investments to expand the amount of COVID-19 diagnostic and antibody testing available offering both products and services in the marketplace. We have been managing challenges in the global supply chain; and, at this point, believe we have sufficient supplies to conduct our business. We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep colleagues and customers healthy and safe. In line with recommendations to reduce large gatherings and increase social distancing, we have transitioned many office-based colleagues to a remote work environment.

Through the six month period ended January 31, 2020, we had experienced growth in our laboratory testing services accessions and our products volume compared to the same period of the prior year. This growth continued into February 2020. However, beginning in March 2020, the Company experienced a material decline in its laboratory testing volumes due to the COVID-19 pandemic as patients have reduced physician office visits. Additionally, customers of our products have reduced or suspended purchases because they have temporarily reduced or closed their operations on a global basis.

The COVID-19 impact on the Company’s operations is consistent with the overall industry and publicly issued statements from competitors, partners, and vendors. The decline in our laboratory accessions and customer orders for products continued during most the remainder of the third fiscal quarter (ended April 30, 2020) and only began to show some improved in the latter part of the month of April. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, the aforementioned significant reduction in physician office visits, the cancelation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies.

The Company believes the COVID-19 pandemic may continue to have a negative impact on the Company’s operating results, cash flows and financial condition. Global supply chain issues due to the pandemic may hamper both production of products within the life science division as well as testing capabilities in the clinical laboratory. It is possible that the Company may experience an adverse impact on cash collections from customers, clients and payers as a result of the impact of the COVID-19 pandemic. The extent to which our businesses may be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and treatment, and related work and travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted at this time.

The Company expects COVID-19 related products and services to partially offset revenue declines. Enzo has publicly announced that it has applied its technical expertise in molecular diagnostics and serological testing to develop next generation COVID-19 and related antibody testing options. Enzo’s innovations include virus-inactivating specimen collection media to lessen transmission risks for healthcare providers and clinical laboratory personnel, the development of more relevant positive controls for the tests, and improved sensitivity. However, it is too early to determine the positive impact from increased testing and the Company’s proprietary product offerings on revenue, profitability and cash flow.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

In March 2020, in response to the COVID-19 pandemic, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures. The CARES Act also includes a number of benefits that are applicable to us and other healthcare providers including, but not limited to

●	Providing clinical laboratories a one-year reprieve from the reporting requirements under the Protecting Access to Medicare Act (“PAMA”) as well as a one-year delay of reimbursement rate reductions for clinical laboratory services provided under Medicare that were scheduled to take place in 2021. Further revisions of the Medicare Clinical Laboratory Fee Schedule for years after 2021 will be based on future surveys of market rates. Reimbursement reduction from 2022-2024 is capped by PAMA at 15% annually;

●	Appropriating $100 billion to health care providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. In April 2020, we received from Medicare a CARES Act Relief Payment grant of approximately $0.75 million from the initial tranche of $30 billion distributed to health care providers;

●	Allocated $349 billion to small businesses as Payment Protection Program (PPP) loans through the Small Business Administration (SBA). In April 2020, we received approximately $7.0 million from the initial tranche of this program.

●	Providing an advance on testing services payments which can be either paid back or earned back starting 120 days from receipt. In April 2020 we applied for and received a Medicare advance payment of $2.5 million;

●	Suspending Medicare sequestration from May 2020 to December 2020. We estimate that the suspension of Medicare sequestration will result in a small benefit to us in the form of higher reimbursement rates for diagnostic testing services performed on behalf of Medicare beneficiaries.

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

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprised of 478 issued patents worldwide and 63 pending patent applications, along with extensive enabling technologies and platforms.

Below are brief descriptions of each of our operating segments (See Note 11 in the Notes to Consolidated Financial Statements):

Enzo Clinical Services is a clinical reference laboratory providing a wide range of clinical services to physicians, medical centers, other clinical labs and pharmaceutical companies. The Company believes having a Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified and College of American Pathologists (“CAP”) accredited medical laboratory located in New York provides us the opportunity to more rapidly introduce cutting edge products and services to the clinical marketplace. Enzo Clinical Labs offers an extensive menu of molecular and other clinical laboratory tests and procedures used in patient care by physicians to establish or support a diagnosis, monitor treatment or medication, and search for an otherwise undiagnosed condition. Our laboratory is equipped with state-of-the-art communication and connectivity solutions enabling the rapid transmission, analysis and interpretation of generated data. We operate a full service clinical laboratory in Farmingdale, New York, a network of over 30 patient service centers throughout New York, New Jersey and Connecticut, two free standing “STAT” or rapid response laboratories in New York City and Connecticut, an in-house logistics department, and an information technology department. Under our license in New York State, we are able to offer testing services to clinical laboratories and physicians nationwide.

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

Enzo Products manufactures, develops and markets products and tools for clinical research, drug development and bioscience research customers worldwide. Underpinned by broad technological capabilities, Enzo Life Sciences has developed proprietary products used in the identification of genomic information by laboratories around the world. Information regarding our technologies can be found in the “Core Technologies” section. We are internationally recognized and acknowledged as a leader in the development, manufacturing validation and commercialization of numerous products serving not only the clinical research market, but also the life sciences markets in the fields of cellular analysis and drug discovery, among others. Our operations are supported by global operations allowing for the efficient marketing and delivery of our products around the world.

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

Results of Operations

Three months ended April 30, 2020 compared to April 30, 2019
(in 000s)

Comparative Financial Data for the Three Months Ended April 30,

	2020	2019	Favorable (Unfavorable)	% Change

Revenues	$16,903	$19,662	$(2,759)	(14)

Operating costs and expenses:
Cost of revenues	12,478	14,360	1,882	13
Research and development	1,163	781	(382)	(49)
Selling, general and administrative	11,061	10,920	(141)	(1)
Legal and related expenses	1,925	257	(1,668)	**
Legal settlements, net	—	(28,925)	(28,925)	(100)
Total operating costs, expenses, and legal settlements, net	26,627	(2,607)	(29,234)	**

Operating (loss) income	(9,724)	22,269	(31,993)	**

Other income (expense):
Interest	87	258	(171)	(66)
Other	135	70	65	93
Foreign currency loss	(358)	(332)	(26)	(8)
(Loss) income before income taxes	$(9,860)	$22,265	$(32,125)	**

**	not meaningful

Consolidated Results:

The “2020 period” and the “2019 period” refer to the three months ended April 30, 2020 and 2019, respectively.

Clinical services revenues for the 2020 period were $10.5 million compared to $11.8 million in the 2019 period, a decrease of $1.3 million or 11%. Revenues for the 2020 period include a CARES Act Relief Payment grant of $0.7 million. Due to COVID-19, total diagnostic testing volume measured by the number of accessions for both our core, or non-genetic, and our genetic services decreased 28% period over period, resulting in the 2020 period’s revenue decrease. COVID-19 testing services provided in the last month of the 2020 period partially offset the impact of that decline in volume. The impact from the Protecting Access to Medicare Act (“PAMA”) continues to negatively impact reimbursements from Medicare and third party payers.

Product revenues for the 2020 and 2019 periods were $6.4 million and $7.9 million, respectively. The decrease of $1.5 million or 19% is the result of the policies and initiatives ordered by national and local governments designed to reduce the transmission of COVID-19. The negative effect of these government policies on our products revenues was greater in the U.S. market than markets in the rest of the world, and began in the latter half of the 2020 period.

The cost of clinical services was $9.1 million in the 2020 period and $11.0 million in the 2019 period, a decrease of $1.9 million, attributable to the overall decline in testing volume, resulting in reduction in reagent usage and outside reference testing expense. However, due to fixed overhead costs, the gross profit margin on Clinical Services revenues, excluding the grant, was 6.2% in the 2020 period and 6.7% in the 2019 period.

The cost of product revenues was $3.3 million in the 2020 period and $3.4 million in the 2019 period, a decrease of $0.1 million or 3% due to the decrease in revenues. The gross profit margin on products was 48% in the 2020 period and 56% in the 2019 period, negatively impacted by period fixed labor and overhead costs.

Research and development expenses were approximately $1.2 million in the 2020 period and $0.8 million in the 2019 period, an increase of $0.4 million or 49%. The increase is mostly attributed to the Clinical Services division for lab developed tests (LDT’s) including those based on our proprietary GenFlex platform. During the 2020 period, our research was focused on lab developed tests for detection of COVID-19 antibodies under the FDA’s Emergency Use Authorization (EUA).

Selling, general and administrative expenses were $11.1 million during the 2020 period versus $10.9 million during the 2019 period, an increase of $0.2 million or 1%. The Clinical Services expense decreased $0.1 million due to cost savings initiatives. The Life Sciences Products expense decreased $0.2 million primarily due to reductions in sales and marketing salaries and related costs. The other segment increased $0.5 million for higher self-insured healthcare benefit costs and professional fees.

Legal and related expenses were $1.9 million during the 2020 period compared to $0.2 million in the 2019 period, an increase of $1.7 million. During the 2020 period, we incurred $1.5 million for contested proxy costs relating to our February 2020 annual shareholders meeting. Legal expense associated with legal activity and related costs associated with on-going litigation and contract disputes increased $0.1 million due to the timing of activities.

Legal settlements, net were $28.9 million in the 2019 period versus none in the 2020 period. During the 2019 period the Company as plaintiff finalized and executed settlement agreements with Roche ($19.4 million, net), and Hologic Inc. ($9.5 million, net).

Interest income, net was approximately $0.1 million in the 2020 period and $0.2 million in the 2019 period and represents interest on cash and cash equivalents. During the 2020 period, the amount of investable cash was lower as were interest rates earned on deposits. Due to recent emergency actions by the Federal Reserve to cut its target interest rate near zero in response to COVID-19, we expect there will be substantially no interest earned on our cash and cash equivalents for the foreseeable future.

The foreign currency revaluation loss recognized by the Life Sciences Products segment during both the 2020 and 2019 periods was $0.3 million due to the depreciation of the British pound and Euro versus the U.S. dollar.

Results of Operations

Nine months ended April 30, 2020 compared to April 30, 2019
(in 000s)

Comparative Financial Data for the Nine Months Ended April 30,

	2020	2019	Favorable (Unfavorable)	% Change

Revenues	$56,494	$60,249	$(3,755)	(6)

Operating costs and expenses:
Cost of revenues	40,574	43,347	2,773	6
Research and development	3,282	2,342	(940)	(40)
Selling, general and administrative	32,893	33,387	494	1
Legal and related expenses	5,681	2,700	(2,981)	(110)
Legal settlements, net	—	(28,925)	(28,925)	(100)
Total operating costs, expenses and legal settlements, net	82,430	52,851	(29,579)	(1)

Operating (loss) income	(25,936)	7,398	(33,334)	**

Other income (expense):
Interest	495	759	(264)	(35)
Other	334	249	85	34
Foreign currency loss	(88)	(530)	442	(83)
(Loss) income before income taxes	$(25,195)	$7,876	$(33,071)	**

** not meaningful

Consolidated Results:

The “2020 period” and the “2019 period” refer to the nine months ended April 30, 2020 and 2019, respectively.

Clinical services revenues for the 2020 period were $35.8 million compared to $38.0 million in the 2019 period, a decrease of $2.3 million or 6%. Revenues for the 2020 period include a CARES Act Relief Payment grant of $0.7 million. Due to COVID-19, total diagnostic testing volume measured by the number of accessions for both our core, or non-genetic, and our genetic services decreased 6% period over period, resulting in the 2020 period’s revenue decrease. COVID-19 testing services provided in the last month of the 2020 period partially offset the impact of that decline in volume. Liquidation rate improvements also partially offset the impact of the decline in volume. In the normal course of business, estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. The impact from the Protecting Access to Medicare Act (“PAMA”) continues to negatively impact reimbursements from Medicare and third party payers.

Product revenues for the 2020 and 2019 periods were $20.7 million and $22.2 million, respectively. The decrease of $1.5 million or 7% is the result of the policies and initiatives ordered by national and local governments designed to reduce the transmission of COVID-19. The negative effect of these government policies on our products revenues was greater in the U.S. market than markets in the rest of the world, and began in the latter half of the third quarter of the 2020 period.

The cost of Clinical Services was $30.4 million in the 2020 period and $33.0 million in the 2019 period, a decrease of $2.6 million, attributable to the overall decline in testing volume, resulting in reduction in reagent usage and outside reference testing expense. The gross profit margin on Clinical Services revenues, excluding the grant in the 2020 period, was 13.4% in both periods. In the 2020 period, liquidation rate improvements and the higher margin on COVID-19 testing helped to offset the effect of reduced genetics reimbursements and lower margin core, or non-genetic testing services.

The cost of product revenues was $10.2 million in the 2020 period and $10.4 million in the 2019 period, a decrease of $0.2 million or 2% due to the decrease in revenues. The gross profit margin on products was 51% in the 2020 period and 53% in the 2019 period, negatively impacted by third quarter fixed labor and overhead costs and higher material costs.

Research and development expenses were $3.3 million in the 2020 period and $2.3 million in the 2019 period, an increase of $0.9 million or 40%. The increase is entirely attributed to the Clinical Services division for lab developed tests (LDTs) including those based on our proprietary GenFlex platform. During the 2020 period, our research was focused on lab developed tests for detection of COVID-19 antibodies under the FDA’s Emergency Use Authorization (EUA) and certain other tests based GenFlex, which were approved by The New York State Department of Health.

Selling, general and administrative expenses were $32.9 million during the 2020 period versus $33.4 million during the 2019 period, a decrease of $0.5 million or 1%. The Clinical Services expense decreased $0.2 million due to cost savings initiatives. The Life Sciences Products expense decreased $0.9 million primarily due to reductions in sales, marketing and administrative salaries and related costs. The other segment increased $0.6 million for higher self-insured healthcare benefit costs.

Legal and related expenses were $5.7 million during the 2020 period compared to $2.7 million in the 2019 period, an increase of $3.0 million. During the 2020 period, we incurred $4.0 million for contested proxy costs relating to our February 2020 annual shareholders meeting. As described in Note 3, third-party payers, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. During the third fiscal quarter of 2019, a significant third-party payer informed us outside of their typical business practice that they believe it overpaid the Company during certain periods of fiscal 2018. The Company disputes these claims and has formally sent legal appeal letters to the payer. In the 2020 period, we recorded $0.8 million in legal and related expenses as a result of reduced reimbursements this payer made to us. At this time, we are unable to determine the probability of the outcome of these appeals or reasonably estimate a range of potential losses associated with this claim. Legal expense associated with legal activity and related costs associated with on-going litigation and contract disputes decreased $1.8 million due to the timing of activities.

Legal settlements, net were $28.9 million in the 2019 period versus none in the 2020 period. During the 2019 period the Company as plaintiff finalized and executed settlement agreements with Roche ($19.4 million, net), and Hologic Inc. ($9.5 million, net).

Interest income, net was $0.5 million in the 2020 period and $0.8 million in the 2019 period and represents interest on cash and cash equivalents. During the 2020 period, the amount of investable cash was lower as were interest rates earned on deposits. Due to recent emergency actions by the Federal Reserve to cut its target interest rates near zero in response to COVID-19, we expect there will be substantially no interest earned on our cash and cash equivalents for the foreseeable future.

The foreign currency revaluation loss recognized by the Life Sciences Products segment during the 2020 period was $0.1 million compared to a loss of $0.5 million in the 2019 period, a favorable variance of $0.4 million. The lower loss was primarily due to appreciation of the British pound and Swiss franc versus the U.S. dollar during the 2020 period, compared to their depreciation during the 2019 period.

Liquidity and Capital Resources

At April 30, 2020, the Company had cash and cash equivalents and restricted cash of $55.2 million of which $0.9 million was in foreign accounts, as compared to cash and cash equivalents and restricted stock of $60.9 million, of which $0.7 million was in foreign accounts at July 31, 2019. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $40.4 million at April 30, 2020 compared to $65.4 million at July 31, 2019. The decrease in working capital of $25.0 million was due to the period loss and the adoption of the new accounting standard for leases, which resulted in the recognition of $4.3 million of current operating lease liabilities at April 30, 2020. These effects were partially offset by the 2020 period’s financing and an advance payment from the government due to COVID-19 explained below and a positive net change in current operating assets and liabilities.

Net cash used in operating activities during the 2020 period was approximately $12.1 million as compared to cash provided by operating activities of $8.0 million during the 2019 period, a negative variance of approximately $20.1 million. The variance is mainly due to the 2019 period’s net income, generated by legal settlements, partially offset by the proceeds from the PPP loan of $7.0 million, the CMS advance payment of $2.5 million, and the positive variance in the changes in operating assets and liabilities in the 2020 period compared to the 2019 period. In April 2020 we received a $2.5 million advance on testing services payments from CMS under the CARES Act which can be either paid back or earned back starting 120 days from receipt and fully repaid by 210 days from receipt. This advance is classified as deferred revenue and is included in accrued liabilities.

Net cash used in investing activities in fiscal 2020 and 2019 was approximately $0.7 million and $7.0 million, respectively. The 2020 period use consists of capital expenditures and the 2019 period use is mainly due to the purchase of our new facility.

Net cash provided by financing activities in fiscal 2020 was $7.1 million as compared to $4.4 million in fiscal 2019.

During the third quarter of fiscal 2020 period, we received a CARES Act Paycheck Protection Program (PPP) loan of $7.0 million. The CARES Act expanded the U.S. Small Business Administration’s (SBA) business loan program to create the Paycheck Protection Program (PPP), which provides employers with uncollateralized loans whose primary purpose is to retain or maintain workforce and salaries for a twenty four week period (“covered period”) following receipt of the loan. Currently, PPP loans have a 1% fixed interest rate and are due from two to five years. The primary features of the PPP loan program are to provide funding to companies to cover eligible expenses, and the potential for forgiveness of that portion of the loan spent on payroll and other permitted operating expenses during the covered period, subject to reductions if the borrower fails to maintain or restore employee and salary levels. We applied for a PPP loan based on the eligibility and need requirements established when the program was announced and In April 2020, the Company received $7,000 through Citibank N.A., the Company’s existing lender, pursuant to the PPP (the “PPP Loan”).. The PPP Loan matures on April 17, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic. All or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty four week period beginning on the date of receipt of the PPP loan with certain stipulated restrictions. Due to uncertainties with respect to loan forgiveness calculations and government pronouncements with respect to eligibility, we did not recognize any loan forgiveness as of April 30, 2020 and have classified the loan in other current liabilities as we expect to earn loan forgiveness by the end of the covered period. The SBA has announced its intention to audit loans in excess of $2.0. No assurance can be given that we will obtain forgiveness of the PPP loan in whole or in part. This loan is included in other current liabilities as of April 30, 2020.

In April 2020, our subsidiary in Switzerland received a loan of CHF 0.4 million ($ 0.4 million, based on the foreign exchange rate as of April 30, 2020) from the Swiss government under the “Corona Krise” emergency loan program in response to the pandemic. This loan is uncollateralized, bears 0% interest, is due in 5 years, and may be repaid at any time. This loan is included in long term debt – net as of April 30, 2020

During the 2019 period, we entered into a mortgage agreement for the purchase of our new facility. The mortgage agreement, a loan of $4.5 million for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of $30. At April 30, 2020, the balance owed under the mortgage agreement was $4.3 million. The Company’s obligations under the mortgage agreement are secured by the purchased facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of April 30, 2020.

For additional information regarding these loans, see Note 7 – Loan Payable.

For the remainder of fiscal 2020 and beyond, we will make capital expenditures to support and grow our existing operations including but not limited to the Company’s COVID-19 program. These capital expenditures principally relate to investments in information technology, laboratory equipment and facilities, including build out of our new facility at our Farmingdale campus. The extent of such investments is subject to future consideration in light of the impact of the COVID-19 pandemic.

Historically, we have funded working capital requirements, capital expenditures, debt service requirements and other obligations through existing cash and cash equivalents and cash flows from operations, and through loans. We believe that the COVID-19 pandemic has had and will likely continue to have an adverse impact our consolidated results of operations, financial position, and cash flows, including material declines in testing volumes and revenues and therefore, cash collections of accounts receivable, the extent of which will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic, including the continuation of social distancing protocols, shelter-in-place protocols, work-from-home mandates and business shutdowns. We believe that our current cash and cash equivalents level and utilization of the Controlled Equity Offering program if necessary, are sufficient for our foreseeable liquidity and capital resource needs over at least the next twelve (12) months, although there can be no assurance that future events will not alter such view. We expect our cash reserves will be reduced over the next four quarters as we implement our strategy of developing innovative diagnostic platforms and assays for use by independent labs, which includes substantial capital expenditure. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of this Form 10-Q and in our Form 10-K for the year ended July 31, 2019, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

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

During the three months ended April 30, 2020 and 2019, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 87.1% and 89.1%, respectively, of gross billings. During the nine months ended April 30, 2020 and 2019, the contractual adjustment percentages, determined using current and historical reimbursements statistics, were 88.2% and 88.4%, respectively. In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of molecular tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical services revenues of approximately $3.0 million and $2.2 million for the nine months periods ended April 30, 2020 and 2019 respectively, and a change in the net accounts receivable of approximately $0.3 million as of April 30, 2020.

Our clinical services financial billing system records gross billings using a standard fee schedule for all payers and does not record contractual adjustment by payer at the time of billing. Therefore, we are unable to quantify the effect contractual adjustments recorded during the current period have on revenue recorded in a previous period. However, we can reasonably estimate our monthly contractual adjustment to revenue on a timely basis based on our quarterly review process, which includes:

●	an analysis of industry reimbursement trends;

●	an evaluation of third-party reimbursement rates changes and changes in reimbursement arrangements with third-party payers;

●	a rolling monthly analysis of current and historical claim settlement and reimbursement experience statistics with payers; and

●	an analysis of current gross billings and receivables by payer.

Government assistance grant income

Government assistance grants which are unconditional when received and intended to compensate for expenses incurred or replace lost revenues are recognized when those expenses are incurred or during the period that the lost revenues is experienced, and are included in revenues.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

The following is a table of the Company’s net accounts receivable by services and by products. Net receivables for Clinical Services are detailed by billing category and as a percent to its total net receivables. At April 30, 2020, and July 31, 2019, approximately 57% and 63% respectively of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities.

The accounts receivable balance for Life Science products includes $0.7 million or 25% and $1.2 million or 32% of foreign receivables as of April 30, 2020 and July 31, 2019, respectively.

Net accounts receivable

Billing category	As of April 30, 2020		As of July 31, 2019
Clinical Services
Third party payers	$1,311	34%	$2,956	44%
Patient self-pay	1,698	44	2,360	35
Medicare	471	12	910	13
HMO’s	390	10	574	8
Total Clinical Services	3,870	100%	6,800	100%
Total Products	2,947		3,938
Total accounts receivable	$6,817		$10,738

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

The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate patient information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. As of April 30, 2020, approximately 17% of Clinical Labs receivables are from one payer. Furthermore, the Company could experience a negative impact on cash collections as a result of the impact of the COVID-19 pandemic.

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

As of April 30, 2020	Total	%	Third Party Payers	%	Medicare	%	Self-Pay	%	HMO’s	%
1-30 days	$4,242	15	$2,809	16	$587	12	$420	8	$426	69
31-60 days	4,813	17	3,121	18	569	11	1,046	19	77	12
61-90 days	5,090	18	3,273	19	687	14	1,103	20	27	4
91-120 days	4,605	16	2,634	15	897	18	1,045	19	29	5
121-150 days	2,683	9	1,543	9	574	12	537	10	29	5
Greater than 150 days	7,168	25	4,154	24	1,641	33	1,344	24	29	5
Totals	$28,601	100%	$17,534	100%	$4,955	100%	$5,495	100%	$617	100%

As of July 31, 2019	Total	%	Third Party Payers	%	Medicare	%	Self-Pay	%	HMO’s	%
1-30 days	$22,031	50	$14,232	53	$4,114	52	$1,236	20	$2,449	90
31-60 days	6,659	15	4,473	17	952	12	1,109	18	125	5
61-90 days	4,185	10	2,742	10	495	6	903	15	45	2
91-120 days	2,786	6	1,708	6	316	4	736	12	26	1
121-150 days	2,014	5	1,137	4	256	3	610	10	11	—
Greater than 150 days	6,007	14	2,684	10	1,709	22	1,563	25	51	2
Totals	$43,682	100%	$26,976	100%	$7,842	100%	$6,157	100%	$2,707	100%

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

On at least an annual basis, we perform a review of our business to determine if events or changes in circumstances have occurred that indicate that it is more likely than not that the carrying amount of an asset group, including long lived assets such as right of use assets, is not recoverable. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of such long lived assets and record any noted impairment loss. In conjunction with the preparation of our April 30, 2020 financial statements, we performed such review and concluded that no impairment test for long lived assets was necessary. However, should the impact of the COVID-19 pandemic be significantly worse than currently expected, it is possible that we could incur impairment charges on long lived assets in the future.

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

On at least an annual basis, we perform a review of our business to determine if events or changes in circumstances have occurred that indicate that it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill and record any noted impairment loss. In conjunction with the preparation of our April 30, 2020 financial statements, we performed such review and concluded that no impairment test for goodwill was necessary. However, should the impact of the COVID-19 pandemic be significantly worse than currently expected, it is possible that we could incur impairment charges in the future.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at April 30, 2020, our assets and liabilities would decrease by $0.4 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $0.8 million and $0.2 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.6 million on an annual basis.

Interest Rate Risk

As of April 30, 2020, we have fixed interest rate financing on a building mortgage, equipment finance leases, and the PPP loan from the SBA.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2019 filed with the Securities and Exchange Commission, other than as noted in Note 12 to the Consolidated Financial Statements as of April 30, 2020.

Item 1A.	Risk Factors

The COVID-19 pandemic has significantly and adversely affected our consolidated results of operations, financial position and cash flows, and may continue to do so depending on the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the U.S. healthcare system and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic.

[From our 8-K]: A novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world, the Company has made substantial investments to expand the amount of COVID-19 testing available and is currently offering direct testing at its drive-through testing facilities as well as accepting tests for processing at its clinical laboratory. The Company and its employees are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. The Company has also put preparedness plans in place at its facilities to maintain continuity of operations, while also taking steps to keep colleagues and customers healthy and safe.

Beginning in March 2020, the Company experienced, and anticipates it will continue to experience, a material decline in its laboratory testing volumes due to the COVID-19 pandemic as patients have reduced physician office visits. Additionally, our products customers have reduced or suspended purchases or temporarily closed and/or reduced operations on a global basis. This decline continues in the fourth fiscal quarter and may continue through the fiscal year ending July 31, 2020). Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, the aforementioned significant reduction in physician office visits, the cancelation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies. The Company believes the COVID-19 pandemic may continue to have an impact on the Company’s operating results, cash flows and financial condition. Global supply chain issues due to the pandemic may hamper both the manufacturing of products within the life sciences division as well as the testing capabilities in the clinical laboratory services division. It is possible that the Company may experience an adverse impact on cash collections from customers, clients and payers as a result of the impact of the COVID-19 pandemic.

The Company expects COVID-19 related products and services to partially offset revenue declines. Enzo is applying its technical expertise in molecular diagnostics to develop next generation COVID-19 diagnostic and antibody testing options under the FDA Emergency Use Authorization. However, it is too early to determine the positive impact from increased testing and the Company’s proprietary product offerings will have on revenue, profitability and cash flow.

The Company believes the COVID-19 pandemic’s adverse impact on its consolidated results of operations, financial position and cash flows will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic. These primary drivers are beyond the Company’s knowledge and control, and as a result, at this time the Company cannot reasonably estimate the adverse impact the COVID-19 pandemic will have on its businesses, consolidated results of operations, financial position and cash flows, but the adverse impact is likely to be material. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist. The impact that the COVID-19 pandemic will have on our businesses, consolidated results of operations, financial position and cash flows could exacerbate the risks identified in “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

Our outstanding debt may impair our financial and operating flexibility and a failure to satisfy the covenants under any of the agreements governing our outstanding debt could limit the availability of borrowings or result in an event of default under such agreements.

The Company had over $55 million in cash, cash equivalents and restricted cash on its balance sheet as of April 30 2020. Also as of that date, we had approximately $11 million of short term debt and $26.5 million in long term debt, primarily related to the $7 million SBA Payroll Protection Program loan of the CARES Act but which includes operating leases and a mortgage obligation of approximately $4.1 million, which contains various restrictive covenants. The SBA Payroll Protection Program loan or a portion of the PPP Loan may be forgiven by the SBA upon application by the Company. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. Our ability to comply with the restrictive covenants in the debt agreements and other instruments governing our indebtedness, including the leverage ratio covenant will depend upon our future performance and various other factors, including but not limited to the impact on our business, consolidated results of operations, financial condition and cash flows associated with the COVID-19 pandemic, any prolonged recessionary economic environment that may develop and competitive and regulatory factors, many of which are beyond our control. We may not be able to maintain compliance with all of the covenants. In that event, we may not be able to find and access any other borrowing availability and we may need to seek a waiver or amendment to the mortgage agreement or would need to refinance the mortgage. There can be no assurance that we can obtain additional waivers of our mortgage agreement covenants, or be able to refinance it, and, even if we were able to obtain a waiver or amendment in the future, such relief may only last for a limited period. Any noncompliance by us with the covenants under our mortgage agreement could result in an event of default under the agreement, which may allow the lender to accelerate payment of the mortgage. In the event our creditor accelerates the repayment of our mortgage, we cannot assure that we would have sufficient assets to make such repayment.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: June 9, 2020	by:	/s/ David Bench
Chief Financial Officer and Principal Accounting Officer