Form 10-K
period 2020-07-31
ENZO BIOCHEM INC
filed 2020-10-19
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging company growth ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act of 1934). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $110,441,000 as of January 31, 2020.

The number of shares of the Company’s common stock, $.01 par value, outstanding at October 12, 2020 was 47,895,050.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 4, 2021 are incorporated by reference into Part III of this annual report.

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

Enzo develops low cost diagnostic platform products and related services. Our platform development includes automation-compatible reagent systems and associated products for sample collection and processing through analysis. We develop affordable products and services to improve healthcare, one of the greatest challenges today. Enzo combines over 40 years of expertise in technology development with assay development capabilities and diagnostic testing services to create high performance, cost-effective, and open assay solutions. The ability to combine these assets in one company is unique. With our strong intellectual property portfolio integrated with assay development know-how, production, distribution, validation and services capabilities, we have enabled sustainable products and services for a market that is facing increasing pressure in costs and reimbursement.

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

For example, our GENFLEX ™ platform is a high-throughput, automated, and scalable instrument for processing molecular diagnostics tests within a clinical production setting. While initially focused on COVID-19 and Women’s Health assays, it can lead to the development of an entire line of molecular products that can allow laboratories to offer a complete menu of services for this $7 billion plus growing market at a cost that allows them to enjoy an acceptable margin. These products include testing sample collection, molecular, and antibody tests, as well as instrumentation, all on a global basis. Our solutions provide tools to physicians, clinicians and other healthcare providers to improve detection, treatment and monitoring of a broad spectrum of diseases and conditions. In addition, reduced patient to physician office visits translates into lower healthcare processing costs and greater patient services.

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprised of 475 issued patents worldwide and over 63 pending patent applications, along with extensive enabling technologies and platforms.

Operating Segments

We are comprised of three interconnected operating segments which have evolved out of our core competencies involving the use of nucleic acids as informational molecules and the use of compounds for immune modulation and which have been augmented by previous acquisitions of a number of related companies. Information concerning sales by geographic area and business segments for the years ended July 31, 2020, 2019 and 2018 is located in Note 17 in the Notes to Consolidated Financial Statements.

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

The Company’s primary sources of revenue have historically been from the clinical laboratory services provided to the healthcare community and product revenues, royalty and licensing of Enzo Life Sciences’ products utilized by customers worldwide. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2020, 2019 and 2018 (in thousands except percentages):

Fiscal year ended July 31,	2020		2019		2018
Clinical laboratory services	$47,964	63%	$51,115	63%	$71,077	70%
Product revenues	26,561	35	30,055	37	29,224	29
Grant and royalty income	1,496	2	—	—	712	1
Total	$76,021	100%	$81,170	100%	$101,013	100%

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

According to industry sources, the market for molecular diagnostic tools, assays and other products is currently more than $7 billion per year, and is acknowledged as one of the fastest growing segments in the in-vitro diagnostics industry, growing at more than twice the rate of traditional diagnostics. Contributing to this growth are, among other factors:

●	the increasing number of diagnostic tests being developed from discoveries in genomic research;

●	advances in formats and other technologies that automate and accelerate gene-based diagnostic testing;

●	growing emphasis by the healthcare industry on early diagnosis and treatment of disease and;

●	application of gene-based diagnostics as tools to match therapies to specific patient genetics, commonly referred to as pharmacogenomics or companion diagnostics.

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

We believe this market will continue to grow as a result of:

●	long term commitment to research spending by academic, government and private organizations to determine the function and clinical relevance of the gene sequences and proteins that have been identified by genomics research,

●	development of commercial applications based on information derived from this research and,

●	on-going advancements in tools that accelerate these research and development activities.

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

By developing a broad technology base, we are positioned for a robust flow of products and services that will provide medically relevant, cost effective solutions easily adaptable to the workflow of the clinical laboratory, and its ability to do so is based on several factors, including:

●	The Company’s integrated structure that enables it to internally develop and advance products seamlessly from innovation through validation and commercialization.

●	The unique ability to deliver high performance, easily adaptable products and services that are also cost effective for independent labs as well as Enzo’s own clinical lab in a steadily declining reimbursement environment

●	Ample finances with which to execute and follow through on the Company’s integrated strategy.

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

Current technology platforms under development include:

●	AMPIPROBE® Genetic Amplification Platform – easily adaptable, affordable, real time DNA amplification and detection

●	FLOWSCRIPT® Gene Expression Platform – enhanced flow cytometry for single cell analysis

●	POLYVIEW PLUS® Enhanced Immunohistochemistry – optimized reagents for clear, consistent immunohistochemistry and in situ hybridization results moving Pathology to the next generation

●	Enhanced Immunoassays – pushing sensitivity to expand immunoassay applications

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

New Molecular Diagnostic platform

Enzo has developed and validated a new molecular diagnostics platform, GENFLEX™ Molecular System, which, unlike current closed system platforms, has an open access feature, flexibility and compatibility with a full clinical workflow. It is believed to be uniquely characterized as an automated, clinically compatible, open platform that operates with multiple reagents and sample types allowing for cost savings and Laboratory Developed Tests (LDTs), while remaining comparable with FDA-approved products. It has been optimized to fully address existing clinical work flows while also providing the flexibility to develop and incorporate new work flows. The clinical diagnostic industry is challenged by declining reimbursements and high reagent costs associated with “closed systems” diagnostic platforms that prohibit the use of third-party reagents. The new Enzo “open system” molecular diagnostic platform is compatible with existing sample collection devices. It runs on a standardized, simplified sample processing (fluid handling and nucleic acid isolation) and amplification/detection workflow, and was designed to provide high performance and adaptable solutions to existing lab workflow, while addressing the critical need for lower cost solutions. The platform is compatible with a sample input capacity up to 1 ml of whole blood, serum, plasma, urine, gynecological and non-gynecological specimens, and offers high throughput, 96-well plate molecular testing in less than four hours run time. At full capacity, the platform can process as many as three 96-well plates (268 samples total) in about eight hours for most of the company’s tests. Using our proven AMPIPROBE® technology, Enzo has developed multi-target viral load assays and multi-target DNA-based women’s health assays optimized for the new automated, open system platform, and is currently in the process of developing a screening assay for oncogenic forms of HPV. The platform has current compatibility with more than sixteen (16) Enzo-developed clinical tests in the areas of sexual health (STIs), women’s health, virology, upper respiratory infections, plus others, with a built-in capacity to run new or esoteric laboratory developed tests.

Continue to commercialize new platforms for molecular diagnostics via multiple channels

We have developed several enabling platform technologies that may have utility in the development of a new generation of molecular diagnostic products designed to meet the needs of the current clinical marketplace. Our lead solution is the AMPIPROBE® platform, which is our proprietary target amplification and detection technology that has been shown to require substantially less starting material than conventional methods such as polymerase chain reaction (PCR) based products. With the GENFLEX™ platform it may be possible to increase the number of analytes that can be assayed from a single clinical specimen, which in turn may reduce the need for physicians to recall patients to obtain additional clinical material for testing. In addition by increasing the number of analytes tested in a single clinical preparation, the GENFLEX™ platform may be able to produce diagnostic tests at a significantly lower cost than conventional assays. Moreover, the need for less starting material may also lead to diagnostic tests with improved sensitivity, thus allowing detection of certain analytes present in minute quantities that are below the limit of detection of conventional assays. With several GENFLEX™ assays already developed and validated, we continue to invest in the development of a consistent pipeline of additional assays.

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

Expand and protect our intellectual property estate

Since our inception, we have followed a strategy of creating a broadly encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During fiscal 2020, we were issued 55 patents and expanded our patent estate in the area of nucleotides, amplification, labeling and detection, among others.

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

Since 2015 we have had 10 submissions and approvals on lab developed tests (LDTs) from the New York State Department of Health for clinical analysis based on Enzo’s proprietary technology platforms, and one Emergency Use Authorization (EUA) by the FDA. The comprehensive program includes 16 analytes and multiple specimen source and collection devices.

We have received approval of AMPIPROBE® HCV Assay for the quantitative detection of Hepatitis C and AMPIPROBE® HBV Assay for the quantitative detection of Hepatitis B. These assays are based on the proprietary nucleic acid amplification and detection technology platform which was the first in a line of products to be developed at Enzo to address the critical needs of the molecular diagnostics market and serves as validation of Enzo’s unique business strategy and structure. We were granted final approval of AMPIPROBE® Candidiasis Assay. This multiplex assay is designed to identify the presence of five of the most common species of Candida from a single vaginal swab. Industry estimates put the number of tests performed for the identification of Candida at over 10 million per year in the US alone. It is also estimated that over 70% of women will develop a Candida infection during their reproductive lifetime. While an independent assay, it will also serve as a component of a comprehensive women’s health panel. We were granted final approval for three additional women’s health related molecular diagnostic tests for use with the Company’s versatile and economic AMPIPROBE® platform. Approval was given for a real-time PCR-based method for qualitative detection of Neisseria gonorrhea, Chlamydia trachomatis and Trichomonas vaginalis in vaginal swab specimens. The Company’s AMPIPROBE®-based pipeline includes an extensive line of assays for identification of additional women’s health infectious diseases as well as for the quantification of viral load in serum or plasma specimens. This proprietary technology platform is the foundation of our ever-increasing line of medically relevant, cost-effective and easily adaptable solutions for clinical laboratories. We were granted conditional approval of another women’s health infectious disease diagnostic panel, which when combined with the Company’s previously approved panels, makes for one of the most comprehensive, efficient  and affordable diagnostic products and services on the market today.  A variety of infections, including sexually transmitted ones, are detected from a single vaginal swab collection via the Company’s proprietary, versatile and cost-effective AMPIPROBE® platform. In July 2019, we announced the New York State Health Department approval for AmpiProbe Neisseria gonorrhea (NG) and Chlamydia trachomatis (CT) DNA tests with oral (pharyngeal) and rectal specimens. This expands the Company’s menu allowing Enzo to provide one of the most comprehensive panels for STI testing for not only women but also men, who represent a rapidly growing segment for such testing. These assays are an important addition to Enzo’s expanding line of women’s health products, while also helping to solidify Enzo’s position as a leading full service women’s health lab.

In July 2020 we received Emergency Use Authorization (EUA) from FDA for our proprietary product for the detection of Coronavirus SARS-CoV-2. The EUA enables other laboratories to use this product with three diverse platforms without requiring further validation. These platforms include our proprietary GENFLEX™ automated high-throughput platform, Qiagen’s QIAsymphony® SP lower-throughput platform and Enzo’s manual workflow. The AMPIPROBE® SARS-Cov-2 Test System includes three components: sample collection, AMPIXTRACT™ SARS-CoV-2 Extraction Kit for sample processing, and the AMPIPROBE® SARS-CoV-2 Assay Kit for detection and analysis.

In February 2020 we received New York State approval for our CT/NG/TV tests using liquid-based cytology sample collection on our proprietary GENFLEX™ platform. GENFLEX™ is a commercially available sample-to-result molecular diagnostic platform that includes sample collection, sample processing, amplification and detection. The GENFLEX™ open system delivers high-throughput, high capacity, workflow efficiency and flexibility at a much greater level of affordability than existing systems. The platform will provide a cost-effective, comprehensive menu of molecular diagnostic products and services and highlights our continued ability to deliver high performance, open, flexible, adaptable and cost-effective products, devices and services. Compared favorably to all other proprietary platforms dominating the diagnostic testing market, our GENFLEX™ platform offers 30-50% cost-savings over current closed systems and addresses the $450 million annualized global CT/NG/TV diagnostic market as well as the $1.3 billion Women’s health market. Extensions of the GENFLEX™ platform, which we are currently developing, could eventually address the entire $7 billion molecular diagnostic market.

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

Product/Technology	Expected Availability (1)	Platform

FLU Panel 1/AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION	Q4 2020	GENFLEX™ Molecular System

SARS-CoV-2 IgM ELISA Kit	Q4 2020	ELISA

Absorbance 96 Plate Reader	Q4 2020	Instrument

Vitamin D ELISA	Q4 2020	ELISA

SARS-CoV-2 Antigen Detection	Q1 2021	ELISA & Lateral Flow

HPV High Risk Screen/ AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION	Q1 2021	AGENFLEX™ Molecular System

RNA ISH	Q2 2021	IN SITU HYBRIDIZATION RNA DETECTION

HIV Viral Load/AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION	Q2 2021	GENFLEX™ Molecular System

HSV/VZV/AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION	Q2 2021	GENFLEX™ Molecular System

Group Strep B/AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION	Q2 2021	GENFLEX™ Molecular System

(1)	Represents the calendar period. There can be no assurances these products can be successfully developed within these timeframes or available on these dates, if at all.

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

Gene analysis technology

All gene-based testing is premised on the knowledge that DNA forms a double helix comprised of two complementary strands that match and bind to each other. If a complementary piece of DNA (a probe) is introduced into a sample containing its matching DNA, it will bind to, or hybridize, to form a double helix with that DNA. Gene-based testing is carried out by:

●	amplification of the target DNA sequence (a process that is essential for the detection of very small amounts of nucleic acid);

●	labeling the probe with a marker that generates a detectable signal upon hybridization;

●	addition of the probe to the sample containing the DNA; and

●	binding or hybridization of the probe to the target DNA sequence, if present, to generate a detectable signal.

We have developed AMPIPROBE® as a broad technology base for the labeling, detection, amplification and analysis of nucleic acids which is supported by our significant proprietary position in these fields. This and other proprietary technologies are the building blocks of our GENFLEX™ Molecular System and other molecular diagnostics platforms.

Amplification

In the early stages of infection, a pathogen may be present in very small amounts and consequently may be difficult to detect. Using DNA amplification, samples can be treated to cause a pathogen’s DNA to be replicated, or amplified, to detectable levels. We have developed a proprietary amplification process for multicopy production of nucleic acids, as well as proprietary techniques for amplifying the signals of our probes to further improve sensitivity. Our amplification technologies are particularly useful for the early detection of very small amounts of target DNA. We have also developed isothermal amplification procedures that can be performed at constant temperatures; unlike polymerase chain reaction (PCR) the most commonly used method of target nucleic acid amplification. These platform technologies could thus potentially lead to assays with advantages over PCR-based tests which require expensive heating and cooling systems or specialized heat-resistant enzymes. Moreover, our AMPIPROBE® Nucleic Acid Amplification Platform, because of the reduced amount of starting material needed for analysis, may lead to a next-generation of molecular diagnostics that can impart higher sensitivity at a lower cost than currently available assays.

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

Non-Radioactive Labeling and Detection

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

Through this work, we have identified both small molecules and peptides capable of reversing sclerostin-mediated inhibition of Wnt signaling. Preclinical animal studies with several of the candidate small molecules produced the following results: significant increases in total and femoral bone density through new bone formation; significant reduction in alveolar bone loss; and significant reduction in bone resorption

Oral Immune Regulation

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

For fiscal years ended July 31, 2020, 2019 and 2018, respectively, approximately 65%, 63% and 70% of the Company’s revenues were derived from the Clinical Laboratory Services segment. Revenues, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2020, 2019 and 2018 were approximately 23%, 21% and 16%, respectively, of the clinical laboratory services segment’s total revenue. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. Other than the Medicare program, revenues from UnitedHealthcare and Oxford Health Plan represented approximately 24%, 36% and 39%, respectively, of the Clinical Laboratory Services segment’s net revenue for the fiscal year ended July 31, 2020, 2019 and 2018.

At July 31, 2020 and 2019, approximately 68% and 63%, respectively, of the Company’s net accounts receivable was derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its third party payers that insure individuals. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

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

Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies and the Federal Medicare Program, all of which have different requirements. In both New York and New Jersey, the law prohibits the Company from billing the ordering physician. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures add further complexity to the billing process. We depend on the ordering physician to provide timely, accurate billing demographic and diagnostic coding information to us. Additional factors complicating the billing process include:

●	pricing differences between our standard gross fee schedules and the reimbursement rates of the payers;

●	disputes with payers as to which party is responsible for payment;

●	disparity in coverage and information requirements among various payers; and

●	differences in medical policies established by various payers.

We incur significant additional costs as a result of our participation in Medicare, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex and stringent federal and state regulations including those relating to coverage, billing and reimbursements. Future changes in regulations could further complicate our billing and increase our billing expenses. These additional costs include those related to: (1) complexity added to our billing processes and changes to our reimbursements; (2) training and education of our employees and customers; (3) compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and advance beneficiary notices. The Centers for Medicare & Medicaid Services or CMS establishes procedures and continuously evaluates and implements changes in the reimbursement process.

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

The products we produce and supply include small molecules, proteins, antibodies, peptides, probes, immunoassays, biochemical assays and custom services. Our comprehensive portfolio of high quality reagents and kits in key research areas are sold to scientific experts in the following fields:

● Bioprocess	● Immunology/Inflammation/Innate Immunity
● Cancer	● Metabolism
● Cell Death/Autophagy	● Pathology
● Cell cycle	● In situ Hybridization
● Drug discovery	● Microarray Labeling
● Epigenetics	● Neuroscience
● FISH	● Oxidative Stress
● Genomics	● Proteostasis
● HPV	● Signal Transduction
● ImmunoHistochemistry	● Stem Cell
● Viral signaling and detection	● Stress Proteins
● Toxicology

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

In the fiscal years ended July 31, 2020, 2019 and 2018, the Company incurred costs of approximately $4.4 million, $3.2 million and $3.2 million, respectively, for research and development activities. Starting in fiscal 2018, the Company’s research and development program was refocused to areas that had greater opportunity in molecular diagnostics and immunology chemistry to maximize revenues.

Internal Research Programs

Our professional staff, including 33 with post graduate degrees, performs our internal research and development activities. Our product development programs incorporate various scientific areas of expertise, including recombinant DNA, monoclonal antibody development, enzymology, microbiology, biochemistry, molecular biology, organic chemistry, immunology, flow cytometry and fermentation. In addition, we continuously review in-licensing opportunities in connection with new technology.

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

In June 2020, we announced the issuance of a patent entitled Sphingosine Pathway Modulating Compounds for the Treatment of Cancers. This patent is directed to methods for treating hepatocellular carcinoma (HCC), the most common human liver cancer, using our proprietary compound SK1-I.

In May 2020, we announced the issuance of a U.S. Patent entitled Sulfonated Sclerostin, Antibodies, Epitopes and Methods for Identification and Use Therefor. The patent is directed to methods for producing monoclonal antibodies against specific regions of human Sclerostin, a protein that is a negative regulator of bone growth. Inhibition of Sclerostin using monoclonal antibodies can be used to promote bone growth for the treatment of osteoporosis. This patent is a member of a broader U.S. and international patent family that includes issued patents and pending patent applications directed to antibodies and their use in inhibiting Sclerostin as well as small synthetic peptides and their use in inhibiting Sclerostin in the treatment of bone disorders such as osteoporosis

In April 2020, we announced the issuance of a U.S. patent entitled Sphingosine Kinase Type 1 Inhibitors and Uses Thereof. This patent is directed to methods for inhibiting the enzyme Sphingosine kinase 1 in patients using the company’s proprietary compound SK1-I and related Sphingosine kinase 1 inhibitors. Based on the results obtained in the lupus model and prior work demonstrating the anti-inflammatory activity of SK1-I in animal models of other immune disorders and on isolated human blood cells, the company is exploring avenues for the development of SK1-I as a potential treatment for COVID-19.

In August 2019 we announced the issuance of a U.S. patent entitled Nucleic Acid Probes for In Situ Hybridization. This patent is related to a new probe technology developed by Enzo and transformative methods of testing using the probes, which allow for significantly more cost effective, simple and scalable processes. These new probes can be used to detect clinically relevant genomic targets with high-sensitivity in cell samples and biopsy tissue obtained from patients.

At the end of fiscal 2020 we owned or licensed 475 patents relating to products, methods and procedures resulting from our internal or sponsored research projects. There can be no assurance that patents will be issued on pending applications or that any issued patents will not be challenged (see Item 3, Legal Proceedings), or that they will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology.

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

CLIA (the Clinical Laboratory Improvement Amendments of 1988 and its implementing regulations) regulates virtually all clinical laboratories in the United States. Among other things, CLIA requires non-exempt clinical laboratories to earn certification from the federal government and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not pre-empt state laws that are more stringent than federal laws. As such, certain clinical laboratories must also meet state specific standards, including inspection, proficiency testing, and personnel requirements. Clinical laboratory certificates, permits, or licenses are also required by various state and local laws, including certain jurisdictions that require an out-of-state clinical laboratory to obtain a license/permit if they accept specimens from the state. Enzo has obtained licenses or permits in the states of New York, New Jersey, California, Pennsylvania, Maryland, and Rhode Island. Enzo also operates a clinical laboratory in the state of Connecticut.

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

Clinical laboratories also are subject to state regulation. CLIA provides that a state may adopt different or more stringent regulations than Federal law, and permits states to apply for exemption from CLIA if HHS determines that the state’s laboratory laws are equivalent to, or more stringent than CLIA. The State of New York’s clinical laboratory regulations contain provisions that are more stringent than Federal law, and New York has received an exemption from CLIA. Therefore, as long as New York maintains a licensure program that is CLIA-exempt, laboratories in New York may comply with CLIA requirements by establishing that they meet requirements for clinical laboratories under New York law. Enzo’s two New York laboratories are licensed in New York State and have ongoing programs that ensure that their operations are in compliance with all applicable regulatory requirements, including the requirement to obtain approval to perform certain analyte-specific testing or other methodologies which are not reviewed by FDA as laboratory-developed tests (LDTs).

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

Since Enzo’s clinical laboratory receives more than 50% of its total Medicare revenue from the Part B Clinical Laboratory Fee Schedule (CLFS) and the Physician Fee Schedule and receives more than $12,500 in Medicare CLFS revenues per year, we are considered an “applicable laboratory”, and as such, are required to report private payer rate information to CMS. Enzo initially reported data from the first two quarters of CY 2016 during Q1 2017, and this information was used (along with data from other relevant laboratories) to calculate Medicare reimbursement rates for CY 2018-2022. The current reporting cycle requires us to report private payer rates for fee reimbursements for the period January 1, 2019 to June 30, 2019 to CMS during Q1 2022. This combined data (and data from other laboratories) will be aggregated and utilized again as the basis for the 2023-2025 Medicare CLFS that is expected to be finalized in November 2022.

Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing may have a material adverse effect on our business. We cannot predict, however, whether and what type of legislation will be enacted into law. In addition, (1) reimbursement denials by third party payers, commercial insurers and health maintenance organizations, (2) reductions or delays in the establishment of reimbursement rates, (3) carrier limitations on the insurance coverage of the Company’s services and (4) the use of the Company as a service provider may have a negative effect on the Company’s future revenues. During our fiscal 2016 and 2017, Medicare reimbursement rates remained constant with 2015 levels. However, PAMA-based cuts in Medicare reimbursement for certain services impacted fiscal 2018 results beginning in January 2018. PAMA cuts were implemented in calendar year 2019 for certain services, which also impacted our financial results for our fiscal 2020 and 2019. Additional cuts are mandated in calendar year 2020 and are expected to negatively impact our fiscal 2021 results. The impact of subsequent adjustments to Medicare rates are unclear at this time.

Anti-Fraud and Abuse Laws

Existing Federal and state laws also regulate certain aspects of the relationship among healthcare providers, including clinical laboratories, and their referral sources (i.e., physicians, hospitals, other laboratories, etc.). One of these laws, known as the federal “Anti-Kickback Statute,” contains broad prohibitions against knowingly and willfully offering, paying, soliciting (i.e., asking for) or receiving remuneration (i.e., anything of value) in any form (e.g., cash, gifts, certain discounts, cross-referrals between parties, etc.), either directly or indirectly, to induce or in return for the referral of an individual for the furnishing of or arranging for the furnishing of any item or service for which payment may be made in whole or in part by a federal health care program. or the purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing, or ordering of any good, facility, item or service for which payment may be made in whole or in part by a federal health care program.

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

Federal substance abuse legislation enacted in October 2018 (Eliminating Kickbacks in Recovery Act of 2018 or EKRA) contains an all-payer anti-kickback provision that is, by its terms, applicable to laboratories. We are attempting to clarify the application of that legislation.

The federal False Claims Act is also a broad statute that the government often utilizes to combat fraud and abuse in the health care environment. Among other things, the statute is violated by any person who knowingly presents, or causes to be presented, a false or fraudulent claim for payment or approval; knowingly makes, uses, or causes to be made or used, a false record or statement material to a false or fraudulent claim; conspires to commit the above (or other specified) violations; or knowingly makes, uses, or causes to be made or used, a false record or statement material to an obligation to pay or transmit money or property to the government, or knowingly conceals or knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the government. The federal False Claims Act also provides that private parties may bring an action on behalf of (and in the name of) the United States to prosecute a federal False Claims Act violation. These private parties (known as “qui tam relators”) may share in a percentage of the proceeds that result from a federal False Claims Act action or settlement. A person or entity found to have violated the federal False Claims Act may be held liable for a per claim civil penalty. For penalties assessed after June 19, 2020, whose associated violations occurred after November 2, 2015, the penalties range from $11,665 to $23,331 for each false claim, plus three times the amount of damages sustained by the government. The minimum and maximum per claim penalty amounts are subject to annual increases for inflation. A person violating the federal False Claims Act is also liable for the costs of the civil action brought to recover any such penalty or damages. Other consequences may also result from a violation of the federal False Claims Act or similar state laws. For example, New York has also adopted its own false claims act statute, which closely mirrors its federal counterpart.

Another federal law, commonly known as the “Stark” law, prohibits physicians who have (or whose immediate family member has) a financial relationship with an entity that furnishes Medicare-covered “designated health services,” which includes clinical laboratory services (including anatomic pathology and clinical chemistry services), from referring Medicare beneficiaries to that entity for “designated health services” unless a specific exception applies.

In addition, laboratories may not bill federal health care programs, or any other payer, for services furnished pursuant to a prohibited referral. Violation of the Stark law may result not only in denial of payment for the underlying testing services, but also the imposition of civil monetary penalties and, potentially, False Claims Act liability. The Stark law also prohibits state receipt of federal Medicaid matching funds for services furnished pursuant to a prohibited referral. This provision of the Stark law has not been implemented by regulations, but some courts have held that the submission of claims to Medicaid that would be prohibited as self referrals under the Stark law for Medicare could implicate the federal False Claims Act. Many states, including New York have adopted laws that are similar to the federal Stark law, which contain similar prohibitions and penalties and apply regardless of payer.

Various federal and state laws, including the Stark law and New York State laws, may also apply in ways that impose restrictions on the supplies and other items that laboratories may provide to their clients without charge. For example, in the case of the Stark law, laboratories may provide clients with items, devices or supplies that are used solely to collect, transport or store specimens for the laboratory or to communicate results or tests without implicating the law, but not surgical items, devices or supplies.. The Company has implemented procedures to ensure compliance with these laws and restrictions.

In 1997, the Department of Health and Human Services, Office of the Inspector General (OIG) released a model compliance plan for the clinical laboratory industry and in 1998 released a voluntary compliance program guidance for laboratories. One key aspect of the OIG guidance was an emphasis on the responsibility of laboratories to notify physicians that Medicare covers only medically necessary services. The OIG guidance on notices focuses on chemistry tests, especially routine tests, rather than on anatomic pathology services or the non-automated tests, which make up the majority of the Company’s business measured in terms of net revenues. Nevertheless, the notice could potentially affect physicians’ test ordering habits more broadly. The Company is unable to predict whether, or to what extent, notices have impacted, or may impact, utilization of the Company’s services.

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

Standards for Electronic Healthcare Transactions and Privacy, Security and Breach Notification Requirements

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”) (together, “HIPAA”), included “administrative simplification” provisions designed to standardize common electronic transactions in health care and to protect the security and privacy of health information. Congress’ purpose in promulgating HIPAA was to increase the efficiency of health care transactions while, at the same time, protecting the confidentiality of patient information. HIPAA’s implementing regulations set forth standards for conducting certain electronic transactions, as well as privacy, security and breach notification requirements applicable to certain health information. As part of its standards for electronic transactions, HIPAA requires the use of a National Provider Identifier in electronic health care transactions. The National Provider Identifier is an identifier that replaced all other identifiers that are currently used or healthcare transactions (e.g., UPIN, Medicaid provider numbers, identifiers assigned by commercial insurers). The regulations promulgated under HIPAA have very broad applicability, including by specifically applying to health care providers that engage in certain standard electronic transactions, which may include physicians and clinical. Such health care providers, together with health plans and health care clearinghouses are subject to HIPAA as “Covered Entities”. HIPAA also applies to the “Business Associates” of Covered Entities, which are generally individuals or entities that create, receive, maintain, transmit, use, or disclose protected health information in performing certain functions or services for or on behalf of Covered Entities.

The electronic transaction standards regulations created guidelines for certain common health care transactions. With certain exceptions, these standards require that, when we conduct certain transactions electronically with another health care provider, health care clearinghouse or health plan, we must comply with the standards set forth in the regulations. The regulations established standard data content and format requirements for submitting electronic claims and other administrative health transactions. Health care providers and health plans are required to use standard formats when transmitting claims, referrals, authorizations, and certain other transactions electronically. The Company believes it is in compliance with these standards. However, to the extent the Company engages in electronic standards that do not comply with applicable standards under HIPAA, payments to the Company may be delayed or denied.

Adhering to the privacy, security and breach notification requirements under HIPAA requires an extensive compliance infrastructure. We are required to maintain numerous policies and procedures in order to comply with these requirements. Furthermore, we need to continuously ensure that there are mechanisms in place to safeguard the privacy of PHI that is transmitted or maintained in any format (e.g. oral, written, or electronic). Failure to comply with these requirements can result in criminal and civil penalties. In addition, to comply with the HIPAA security regulations in particular, we must ensure the confidentiality, integrity and availability of all electronic PHI (“EPHI”) that we create, receive, maintain, or transmit. We have some flexibility to fashion our own security measures to accomplish these goals. The security regulations strongly emphasize that we must periodically conduct an accurate and thorough assessment of the potential risks and vulnerabilities to the confidentiality, integrity and availability of our EPHI and then document our response to the various security regulations on the basis of that assessment.

The privacy, security and breach notification regulations under HIPAA were last modified in 2013 as a result of final regulations published pursuant to the HITECH Act (“Omnibus Rule”). The HITECH Act requires, among other things, that Covered Entity health care providers, which may include laboratories, notify patients of breaches of unsecured PHI, enter into business associate agreements with their business associates that meet certain requirements, and take other steps to comply with the privacy, security, and breach notification requirements of the HITECH Act, which include making necessary revisions to many of their existing privacy policies and procedures. In addition, the HITECH Act makes Business Associates directly liable to the Federal government for compliance with certain aspects of the privacy, security and breach notification regulations. In addition, as implemented in the Omnibus Rule, a downstream subcontractor of a Business Associate that creates, receives, maintains, or transmits PHI on behalf of the Business Associate is also itself considered a Business Associate.

Covered Entities and Business Associates are subject to potentially significant civil and criminal penalties for violating HIPAA. Under the Omnibus Rule, health care providers, such as laboratories, that are subject to HIPAA as a Covered Entity are also vicariously liable for violations of HIPAA based on acts or omissions of their agents, including Business Associates, when the agent is acting within the scope of the agency. Complying with the electronic transaction, privacy, security and breach notification rules requires significant effort and expense for virtually all entities that conduct health care transactions electronically and handle PHI.

We may also be subject to state laws that are not pre-empted by HIPAA to the extent the state law is more stringent than HIPAA, provides individuals with greater rights with respect to their protected health information, or are broader in scope than HIPAA. Every U.S. state has also enacted its own breach notification law that requires regulated entities to report certain data breaches to affected individuals, state regulators, and other parties. Failure to comply with applicable state privacy, security or breach notification laws may result in civil or criminal liability, private causes of action by individuals, administrative actions brought by state regulators, or other consequences that may adversely impact our business or reputation.

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

Regulation of Diagnostic Products

On February 4, 2020 the HHS Secretary determined that there is a public health emergency that has a significant potential to affect national security or the health and security of United States citizens living abroad, and that involves the virus that causes COVID-19. On the basis of this determination, the Secretary then declared that circumstances exist justifying the authorization of emergency use of in vitro diagnostics for detection and/or diagnosis of the virus that causes COVID-19.

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

If a developer obtains designation by the FDA of a biologic or other drug as an “orphan” for a particular use, the developer may request grants from the federal government to defray the costs of qualified testing expenses in connection with the development of such drug. Orphan drug designation is possible for drugs for rare diseases, including many genetic diseases, which means the drug is for a disease that has a prevalence of less than 200,000 patients in the United States. The first applicant who receives an orphan drug designation and who obtains approval of a marketing application for such drug acquires the exclusive marketing rights to that drug for that use for a period of seven years unless the subsequent drug can be shown to be clinically superior. Accordingly, no other company would be allowed to market an identical orphan drug with the same active ingredient for the use approved by the FDA for seven years after the approval, unless shown to be clinically superior. Certain expedited pathways may be available and would shorten the time periods and reduce the number of patients required to be tested in the case of certain life-threatening diseases, which lack available alternative treatments.

After completion of clinical trials of an investigational product, FDA marketing approval must be obtained before the product can be sold in the United States. If the product is regulated as a new biologic, CBER requires the submission and approval of a Biologics License Application (“BLA”) before commercial marketing of the biologic product. If the product is classified as a new drug, we must file a New Drug Application (“NDA”) with CDER and receive approval before commercial marketing of the drug. The NDA or BLA must include results of product development, pre-clinical studies and clinical trials. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The median time to obtain new product approvals after submission to the FDA is approximately 10 months and 6 months for priority review. If questions arise during the FDA review process, approval can take longer. Before completing its review, the FDA may seek guidance from an Advisory Panel of outside experts at a public or closed meeting. While the advice of these committees is not binding on the FDA, it is often followed. Notwithstanding the submission of relevant data, the FDA might ultimately decide that the NDA or BLA does not satisfy its regulatory criteria for approval and, thus, reject the application, refuse to approve it, or require additional clinical, preclinical or chemistry studies. Even after FDA regulatory approval or licensure, a marketed drug product is subject to continual review by the FDA.

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

Manufacturing and Research Facilities

Our integrated laboratory and scientific efforts for our three segments currently take place primarily at two adjacent facilities in Farmingdale, New York. A major part of one facility is utilized by Life Science products as its global headquarters, and also for research and manufacturing with special handling capabilities and clean rooms suitable for our operations. The Life Sciences segment has centered its US logistics, reagent and kit manufacturing at its facility in Ann Arbor, Michigan, and has European logistics operations in Lausen, Switzerland. We began renovation of an acquired facility in Farmingdale, NY which is adjacent to the other two in July 2020. This facility will be used for manufacturing operations and some administrative functions. We also contract with qualified third-party contractors to manufacture our products in cases where we deem it appropriate, for example, when it is not cost-effective to produce a product ourselves or where we seek to leverage the expertise of another manufacturer in a certain area.

Employees

As of July 31, 2020, we employed 408 full-time and 40 part-time employees. Of the full-time employees, 111 were engaged in research, development, manufacturing, and marketing of research products, 252 in performing testing, marketing and billing our clinical laboratories services and 45 in finance, information technology, administrative and executive functions. Our scientific staff, including 33 individuals with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that we have established good relationships with our employees.

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

Enzo Biochem, Inc.

527 Madison Ave.

New York, New York 10022

Tel: (212) 583-0100

Attn: Investor Relations

Item 1A. Risk Factors

Business Risks

Our operating results may vary from period to period.

Our operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including:

●	The continued impact on our operations from the COVID-19 pandemic depending on its severity and duration competition from larger commercial clinical laboratories, hospital affiliated laboratories, and physician office laboratories;

●	health care reform regulations affecting providers and plan sponsors, including those stemming from the Affordable Care Act of 2010 (ACA) or its repeal, amendment or replacement;

●	changes in reimbursement policies by third party and government payers, especially those stemming from The Protecting Access to Medicare Act of 2014 (“PAMA”);

●	customer demand for our products due to changes in purchasing requirements and research needs;

●	the introduction of new products by us or our competitors;

●	the timing of our research and development, sales and marketing expenses;

●	general worldwide economic conditions affecting funding of research;

●	seasonal fluctuations in revenues due to the impact of weather and holiday periods

●	expenses associated with defending our intellectual property portfolio

●	foreign currency exchange rate fluctuations;

●	changes in tax laws, the results of tax audits or the measurement of tax uncertainties; and

●	the success of identifying, acquiring and integrating businesses that complement our product offerings, add new technology or add presence in a market;

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

Beginning in March 2020, the Company experienced, and anticipates it will continue to experience, a material decline in its laboratory testing volumes due to the COVID-19 pandemic as patients have reduced physician office visits. Additionally, our products customers have reduced or suspended purchases or temporarily closed and/or reduced operations on a global basis. This decline continued in the fourth fiscal quarter and, depending on the extent of future COVID-19 recurrence, could continue through the fiscal year ending July 31, 2021. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, the aforementioned significant reduction in physician office visits, the cancelation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies. The Company believes the COVID-19 pandemic may continue to have an impact on the Company’s operating results, cash flows and financial condition. Global supply chain issues due to the pandemic may hamper both the manufacturing of products within the life sciences division as well as the testing capabilities in the clinical laboratory services division. It is possible that the Company may experience an adverse impact on cash collections from customers, clients and payers as a result of the impact of the COVID-19 pandemic.

The Company expects COVID-19 related products and services to partially offset revenue declines. Enzo applied its technical expertise in molecular diagnostics to develop next generation COVID-19 diagnostic and antibody testing options which were approved under the FDA Emergency Use Authorization (EUA). This testing had a positive impact on revenue, profitability and cash flow in the fourth quarter of fiscal 2020. However, it is too early to determine the long term significance of any positive impact from increased COVID-19 testing and our proprietary COVID-19 product offerings on revenue, profitability and cash flow.

We believe the COVID-19 pandemic’s adverse impact on its consolidated results of operations, financial position and cash flows will be primarily driven by: the severity and duration of the COVID-19 pandemic; the COVID-19 pandemic’s impact on the U.S. healthcare system and the U.S. economy; and the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic. These primary drivers are beyond the Company’s knowledge and control, and as a result, at this time the Company cannot reasonably estimate the adverse impact the COVID-19 pandemic will have on its businesses, consolidated results of operations, financial position and cash flows, but the adverse impact is likely to be material. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist. The impact that the COVID-19 pandemic will have on our businesses, consolidated results of operations, financial position and cash flows could exacerbate the additional risks identified below.

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

These competitive conditions could, among other things:

●	require us to reduce our prices to retain market share;

●	require us to increase our marketing efforts which could reduce our profit margins;

●	increase our cost of labor to attract qualified personnel;

●	render our biotechnology products uneconomical or obsolete or;

●	reduce our revenue

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

We cannot be sure that we can obtain necessary regulatory approvals on a timely basis, if at all, for any of the products we are developing or manufacturing or that we can maintain necessary regulatory approvals for our existing products, and all of the following could have a material adverse effect on our business:

●	significant delays in obtaining or failing to obtain required approvals;

●	loss of, or changes to, previously obtained approvals;

●	failure to comply with existing or future regulatory requirements and;

●	changes to manufacturing processes, manufacturing process standards or Good Manufacturing Practices following approval or changing interpretations of these factors.

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

Although for fiscal year 2019, when we reported net income of $2.5 million, we incurred net losses of $28.5 million and $11.4 million for the fiscal years ended July 31, 2020 and 2018 respectively. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses and use cash in operations which could have an adverse effect on our business and adversely affect your investment in our Company.

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

Our outstanding debt may impair our financial and operating flexibility and a failure to satisfy the covenants under agreements governing our outstanding debt could limit the availability of borrowings or result in an event of default under such agreements.

The Company had over $48.6 million in cash, cash equivalents and restricted cash on its balance sheet as of July 31, 2020. Also as of that date, we had approximately $11.5 million of short term debt and $21.4 million in long term debt. The short term debt is primarily related to operating lease liabilities and a $7 million SBA Payroll Protection Program loan of the CARES Act (“PPP loan”) which may be forgiven by the SBA upon application by the Company. The long term debt is primarily related to operating leases and a ten-year mortgage obligation of approximately $4.2 million with Citibank, N.A., which bears a fixed interest rate of 5.09% per annum and contains various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. Our ability to comply with the restrictive financial ratio and liquidity covenants in the mortgage debt agreement will depend upon our future performance and various other factors, including but not limited to the impact on our business, consolidated results of operations, financial condition and cash flows associated with the COVID-19 pandemic, any prolonged recessionary economic environment that may develop and competitive and regulatory factors, many of which are beyond our control. We may not be able to maintain compliance with all of the covenants. In that event, we may not be able to find and access any other borrowing availability and we may need to seek waivers to the covenants or amendments to the mortgage agreement or would need to refinance the mortgage. There can be no assurance that we can obtain additional waivers of our mortgage agreement covenants, or be able to refinance it, and, even if we were able to obtain a waiver or additional amendment in the future, such relief may only last for a limited period. Any noncompliance by us with the covenants under our mortgage agreement could result in an event of default under the agreement, which may allow the lender to accelerate payment of the mortgage. In the event our creditor accelerates the repayment of our mortgage, we cannot assure that we would have sufficient assets to make such repayment.

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

As of July 31, 2020 and 2019, goodwill and intangible assets represented approximately 7% and 8%, respectively, of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. The Company has no intangible assets with indefinite lives.

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

We face efforts by government payers to reduce utilization of and reimbursement for diagnostic information services. We expect efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue. Pursuant to The Protecting Access to Medicare Act of 2014 (PAMA), which was implemented in 2018, the Centers for Medicare and Medicaid Services (CMS) promulgated revised reimbursement rate schedules for the years 2018 through 2020 for clinical laboratory testing services provided under Medicare. Reimbursement rates for clinical laboratory testing were reduced in 2018 and 2019 and were reduced again by approximately 10% in 2020. PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule for years after 2020, based on future surveys of market rates; reimbursement rate reduction from 2021-23 is capped by PAMA at 15% annually.

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

As a provider of clinical laboratory testing services, we are subject to extensive and frequently changing federal, state and local laws and regulations governing various aspects of our business. For example, we are subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. These healthcare laws and regulations include, for example:

●	federal anti-kickback laws, which constrain our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, including third-party laboratories, by prohibiting, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase, lease order or recommendation of, any good, facility, item or services for which payment may be made, in whole or in part, under a federal healthcare program such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent, and which may apply to entities like us to the extent that our interactions with customers may affect their billing or coding practices;

●	HIPAA, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information, and also established federal crimes for knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services, and which imposed certain requirements relating to privacy, security, and transmission of individually identifiable health information;

●	the federal physician self-referral law, commonly known as the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician (or a member of the physician’s family) has a financial relationship with the entity, and which also prohibits the submission of any claims for reimbursement for designated health services furnished pursuant to a prohibited referral;

●	the federal Physician Payment Sunshine Act, and its implementing regulations, which requires manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, with differing effects.

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

We operate internationally primarily through wholly-owned subsidiaries located in North America and Europe. Revenues outside the United States were approximately 16% of total revenues in fiscal 2020. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including

●	future fluctuations in foreign currency exchange rates;

●	complex regulatory requirements and changes in those requirements;

●	trade protection measures and import or export licensing requirements;

●	multiple jurisdictions and differing tax laws, as well as changes in those laws;

●	restrictions on our ability to repatriate investments and earnings from foreign operations;

●	changes in the political or economic conditions in a country or region, including the potential impact Brexit will have on our UK operations;

●	changes in shipping costs; and

●	difficulties in collecting on accounts receivable.

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

Our common stock is quoted on the New York Stock Exchange, and there has been historical volatility in the market price of our common stock. The trading price of our common stock has been, and is likely to continue to be, subject to significant fluctuations due to a variety of factors, including:

●	fluctuations in our quarterly operating and earnings per share results;

●	the gain or loss of significant contracts;

●	the carrying value of our goodwill and intangible assets;

●	loss of key personnel;

●	announcements of technological innovations or new products by us or our competitors;

●	delays in the development and introduction of new products;

●	legislative or regulatory changes;

●	general trends in the industries we operate;

●	recommendations and/or changes in estimates by equity and market research analysts;

●	biological or medical discoveries;

●	disputes and/or developments concerning intellectual property, including patents and litigation matters;

●	public concern as to the safety of new technologies;

●	sales of common stock of existing holders;

●	securities class action or other litigation;

●	developments in our relationships with current or future customers and suppliers and;

●	general economic conditions, both in the United States and worldwide.

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

Our certificate of incorporation, as amended, and by-laws contain provisions that could have the effect of delaying, deferring or preventing a change in control of us that stockholders may consider favorable or beneficial. These provisions could discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include:

●	a staggered board of directors, so that it would take three successive annual meetings to replace all directors; and

●	advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following are the principal facilities of the Company:

			Leased /	Square
Location	Primary use	Segments	owned	footage
Farmingdale, NY (Note 1)	Clinical laboratory and research	Clinical Laboratory Services	Leased	43,000

Farmingdale, NY	Manufacturing, research, sales and administrative office	Life Sciences Products, Therapeutics	Owned	22,000

Farmingdale, NY (Note 2)	Manufacturing and administrative office	Clinical Laboratory Services and Life Sciences Products	Owned	36,000

New York, NY (Note 3)	Corporate headquarters	Other	Leased	11,300

Lausen, Switzerland (Note 4)	Operational headquarters in Europe, including sales and distribution	Life Sciences Products	Leased	9,626

Ann Arbor, Michigan (Note 5)	Manufacturing, research, and distribution	Life Sciences Products	Leased	26,820

Note 1	On October 9, 2015, this lease was amended and extended through March 31, 2027.
Note 2	On November 27, 2018 we closed on the $6 million purchase of this facility, which was subleased through June 30, 2020.
Note 3	In June 2017, the lease, which includes 4,100 square feet under a sublease rental agreement through December 31, 2019, was extended through June 2028.
Note 4	In June 2019, the lease was amended and extended through July 2020 and automatically extended for one year.
Note 5	In March 2009, the lease was amended and extended through May 2021.

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

On February 5, 2020, Harbert Discovery Fund, LP and Harbert Discovery Co-Investment Fund I, LP (“Plaintiffs”) brought an action in the United States District Court for the Southern District of New York against the Company and five of its present or former Directors, Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce A. Hanna, Dov Perlysky and Rebecca Fischer (“defendants”). On March 26, 2020, Plaintiffs filed an amended complaint against the same defendants. Count I asserted the Company violated Section 14(a) of the Securities and Exchange Act of 1934 and Rule 14a-9 thereunder by disseminating proxy materials that made two purportedly false statements: (a) a “January 28, 2020 Enzo press release [that purportedly] falsely stated that the Annual Meeting would be ‘delayed’ by action of the Board to February 25, 2020 when, in fact, the Annual Meeting would convene as planned on January 31, 2020”, and (b) a “January 31 Enzo Proxy [that purportedly] falsely stated that the Proposed By-Law Amendment [to Article II, Section 9] would be approved if it received…a majority of the votes….rather than the required Supermajority Vote as provided for in the Charter. ”Count II asserted a claim against the individual defendants under Section 209a) of the Exchange Act premised on Enzo’s purported violation of Section 14(a) and Rule 14a-9. Count III asserted the individual defendants breached their fiduciary duty, based on the same conduct and by seeking to entrench themselves. Count IV purported to assert a derivative claim for a declaration that any amendment to Article II Section 2 requires the approval of 80% of Enzo’s shareholders. On July 16, 2020, the day before the defendant’s motion to dismiss was due, plaintiffs asked the Court to dismiss their claims without prejudice. Defendants asked plaintiffs to dismiss the claims with prejudice, but they refused. On July 17, 2020, the Court dismissed the claims without prejudice. If plaintiffs reassert the claims, defendants intend to vigorously defend against them.

There can be no assurance that the Company will be successful in any of these litigations. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company. The Company is party to other claims, legal actions, complaints, and contractual disputes that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

As described in Note 3 to the consolidated financial statements, third-party payers, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. During the third fiscal quarter of 2019, a significant third-party payer informed us outside of their typical business practice that they believe it overpaid the Company during certain periods of fiscal 2018. The Company disputed these claims and formally sent legal appeal letters to the payer. During the fiscal 2020 period, we recorded $0.8 million in legal and related expenses as a result of reduced reimbursements this payer made to us. In April 2020, we and the payer entered into a settlement agreement and release whereby the parties agreed that the $0.8 million previously withheld by the payer shall fully and completely satisfy the dispute.

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

2020 Fiscal Year (August 1, 2019 to July 31, 2020):
	High	Low
1st Quarter	$3.79	$3.01
2nd Quarter	$3.21	$2.42
3rd Quarter	$3.87	$1.82
4th Quarter	$3.14	$2.15

2019 Fiscal Year (August 1, 2018 to July 31, 2019):
	High	Low
1st Quarter	$4.94	$3.10
2nd Quarter	$3.77	$2.46
3rd Quarter	$4.02	$2.54
4th Quarter	$4.31	$3.05

As of September 30, 2020, the Company had approximately 888 stockholders of record of its common stock.

The Company has not paid a cash dividend on its common stock and intends to continue a policy of retaining earnings to finance and build its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of common stock in the foreseeable future.

Item 6. Selected Financial Data

The following table, which is derived from the audited consolidated financial statements of the Company for the fiscal years 2016 through 2020 should be read together with the discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K.

	For the fiscal year ended July 31, (In thousands, except per share amounts)
Operating Results	2020	2019	2018	2017	2016
Revenues (2)	$76,021	$81,170	$101,013	$105,086	$102,773

Operating (loss) income	$(30,367)	$1,733	$(12,164)	$(3,148)	$46,848

Net (loss) income (1)	$(28,520)	$2,489	$(10,321)	$(2,504)	$45,286

Basic net (loss) income per common share:	$(0.60)	0.05	(0.22)	(0.05)	0.98

Diluted net (loss) income per common share:	$(0.60)	$0.05	$(0.22)	$(0.05)	$0.97

	July 31,
Financial Position (in thousands)	2020	2019	2018	2017	2016
Working capital	$35,964	$65,444	$63,014	$71,274	$70,829

Total assets	$112,538	$106,640	$101,660	$107,665	$111,821

Stockholders’ equity	$58,381	$86,028	$81,121	$88,872	$89,554

Notes to Selected Financial Data:

(1)	In fiscal years 2019 and 2016, the Company recorded legal settlements, net of approximately $28.9 million and $57.3 million, respectively.

(2)	Revenues for the years ended July 31, 2018 and 2017 have been restated to reflect the impact of new revenue recognition rules that became effective August 1, 2018 and were adopted on a retrospective basis. Revenues for the year ended July 31, 2016 has not been restated. See Note 3 to the consolidated financial statements for further details on the adoption of the new revenue recognition standard.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See in this Form 10-K for the fiscal year ended July 31, 2020 Part 1. Item 1. Business, for Forward Looking Cautionary Statements.

The Company’s Enzo Clinical Laboratory Services and Enzo Life Sciences Products reporting units, as described below, are affected by different US and global economic conditions which are included in Item 1A, Risk Factors.

With the coronavirus pandemic affecting people on a regional and global basis, the Company launched a rapid response to market demand for COVID-19 testing products and services. Enzo is delivering testing and lab services to schools, institutions, urgent care facilities, and core multi-state network of medical practices. Furthermore, the Company’s GENFLEX™ platform received Emergency Use Authorization (EUA) from the Food and Drug Administration (FDA) in July for its proprietary product for the detection of SARS-CoV-2. FDA EUA demonstrates the Company’s unique integrated in-house capability in developing low cost, high throughput sensitive detection platforms for COVID-19 as well as other diseases. The Authorization was for a comprehensive platform enabling rapid scalability of testing, including internal use within Enzo’s Clinical Lab as well as for the sale of instrumentation, consumables, and reagents to other diagnostic testing customers. The Authorization includes three diverse platforms: Enzo’s proprietary GENFLEX™ automated high-throughput platform, a medium-throughput industry standard platform, and Enzo’s manual workflow. Launching a COVID-19 test on its proprietary GENFLEX ™ molecular diagnostics platform serves as representative of the Company’s capabilities as it develops other tests on the platform including an upper respiratory panel, STDs and expanded women’s health panels. The Company is well positioned to replicate this success in response to new emerging health issues and needs, including, but not limited to, upper respiratory, sexually transmitted diseases, viral load, and women’s health.

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

The following table summarizes the sources of revenues for the fiscal years ended July 31, 2020, 2019 and 2018 (in $000’s and percentages):

	2020		2019		2018
Clinical laboratory services	$47,964	63%	$51,115	63%	$71,077	70%
Product revenues	26,561	35	30,055	37	29,224	29
Grant and royalty and license fee income	1,496	2	—	—	712	1
Total	$76,021	100%	$81,170	100%	$101,013	100%

Results of Operations

Fiscal year ending July 31, 2020 compared to July 31, 2019
(in 000s)

Comparative Financial Data for the Fiscal Years Ended July 31,

	2020	2019	Favorable (Unfavorable)	% Change

Revenues	$76,021	$81,170	$(5,149)	(6)

Operating costs and expenses:
Cost of revenues	52,251	57,922	5,671	10
Research and development	4,448	3,175	(1,273)	(40)
Selling, general and administrative	42,960	44,265	1,305	3
Legal and related expenses	6,729	3,000	(3,729)	(124)
Legal settlements, net	—	(28,925)	(28,925)	(100)
Total operating costs, expenses and legal settlements, net	106,388	79,437	(26,951)	(34)

Operating (loss) income	(30,367)	1,733	(32,100)	**

Other income (expense):
Interest	454	1,056	(602)	(57)
Other	488	382	106	28
Foreign currency gain (loss)	905	(682)	1,587	**
(Loss) income before income taxes	$(28,520)	$2,489	$(31,009)	**

** not meaningful

Consolidated Results:

The “2020 period” and the “2019 period” refer to the fiscal year ended July 31, 2020 and 2019, respectively.

Clinical services revenues for the 2020 period were $49.5 million compared to $51.1 million in the 2019 period, a decrease of $1.6 million or 3%. Revenues for the 2020 period include two CARES Act Relief Payment grants totaling $1.5 million. Due to COVID-19, diagnostic testing volume measured by the total number of accessions for all our testing services decreased 7% period over period, resulting in the 2020 period’s revenue decrease. COVID-19 testing services provided in the four months of the 2020 period partially offset the impact of the decline in total testing volume and also contributed to liquidation rate improvement. In the latter part of our third quarter, while accessions had not returned to prior year levels, we started to see accession volume rebound. Due to the addition of COVID-19 testing, accession volume in the month of July 2020 exceeded July 2019 volume. In the normal course of business, estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. The impact from the Protecting Access to Medicare Act (“PAMA”) continues to negatively impact reimbursements from Medicare and third party payers.

Product revenues for the 2020 and 2019 periods were $26.6 million and $30.1 million, respectively. The decrease of $3.5 million or 12% is the result of the policies and initiatives ordered by national and local governments designed to reduce the transmission of COVID-19. The negative effect of these government policies on our products revenues was greater in the U.S. market than markets in the rest of the world, and began in the latter half of the third quarter of the 2020 period.

The cost of Clinical Services was $38.9 million in the 2020 period and $44.2 million in the 2019 period, a decrease of $5.3 million, attributable to the overall decline in testing volume, resulting in reduction in reagent usage and outside reference testing expense. The gross profit margin on Clinical Services revenues, excluding the grants in the 2020 period, was 19.0% in the 2020 period and 13.4% in the 2019 period. In the 2020 period, liquidation rate improvements and the higher margin on COVID-19 testing helped to offset the effect of reduced volumes of our genetics and core testing services.

The cost of product revenues was $13.4 million in the 2020 period and $13.7 million in the 2019 period, a decrease of $0.3 million or 2% due to the decrease in revenues. The gross profit margin on products was 49.6% in the 2020 period and 54.4% in the 2019 period, negatively impacted by the decline of higher margin sales in the U.S. market from COVID-19.

Research and development expenses were $4.4 million in the 2020 period and $3.2 million in the 2019 period, an increase of $1.2 million or 38%. The increase is entirely attributed to the Clinical Services division for lab developed tests (LDTs) including those based on our proprietary GENFLEX™ platform. During the 2020 period, our research was focused on lab developed tests for the detection of COVID-19 and for the detection of COVID-19 antibodies. Our lab developed test for the detection of COVID-19 was approved under the FDA’s Emergency Use Authorization (EUA) authority. Other tests based on GENFLEX™ were approved by The New York State Department of Health.

Selling, general and administrative expenses were $43.0 million during the 2020 period versus $44.3 million during the 2019 period, a decrease of $1.3 million or 3%. The Clinical Services expense decreased $0.7 million due to cost savings initiatives and lower commissions. The Life Sciences Products expense decreased $1.4 million due to reductions in sales, marketing and administrative salaries and related costs, travel expenses, and intangibles amortization. The other segment increased $0.8 million primarily for higher self-insured healthcare benefit costs and occupancy costs.

Legal and related expenses were $6.7 million during the 2020 period compared to $3.0 million in the 2019 period, an increase of $3.7 million. During the 2020 period, we incurred $4.1 million for contested proxy costs relating to our February 2020 annual shareholders meeting. Third-party payers, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. During the third fiscal quarter of 2019, a significant third-party payer informed us outside of their typical business practice that they believed it overpaid us during certain periods of fiscal 2018. We disputed these claims and sent legal appeal letters to the payer. In the 2020 period, we recorded $0.8 million in legal and related expenses as a result of reduced reimbursements this payer made to us. In the third quarter of the 2020 period, we and the payer entered into a settlement agreement and release whereby the parties agrees that the $0.8 million previously withheld by the payer fully and completely satisfied the dispute. Legal expense associated with other legal activity including costs associated with on-going litigation and contract disputes decreased $1.2 million due to the timing of activities.

Legal settlements, net were $28.9 million in the 2019 period versus none in the 2020 period. During the 2019 period the Company as plaintiff finalized and executed settlement agreements with Roche ($19.4 million, net), and Hologic Inc. ($9.5 million, net).

Interest income, net was $0.5 million in the 2020 period and $1.1 million in the 2019 period and represents interest on cash and cash equivalents net of interest expense. During the 2020 period, the amount of investable cash was lower as were interest rates earned on deposits. Due to the actions by the Federal Reserve to cut its target interest rates near zero in response to COVID-19, we expect there will be substantially no interest earned on our cash and cash equivalents for the foreseeable future.

The foreign currency revaluation gain recognized by the Life Sciences Products segment during the 2020 period was $0.9 million compared to a loss of $0.7 million in the 2019 period, a favorable variance of $1.6 million. The gain was due to year over year appreciation of the British pound and Swiss franc versus the U.S. dollar as of the end of the 2020 period, compared to their year over year depreciation as of the end of the 2019 period.

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

The cost of product revenues was $13.7 million in the 2019 period and $14.4 million in the 2018 period, a decrease of $0.6 million or 4% due to due to the mix of products sold and a decrease in compensation expense. The gross profit margin on products was 54.4% in the 2019 period and 51.0% in the 2018 period. The 2019 improvement was due to favorable mix of products sold and lower discounting.

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

Liquidity and Capital Resources

At July 31, 2020, the Company had cash and cash equivalents of $47.9 million of which $0.9 million was in foreign accounts, as compared to cash and cash equivalents of $60.1 million, of which $0.7 million was in foreign accounts at July 31, 2019. It is the Company’s current intent to permanently reinvest these funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $36.0 million at July 31, 2020 compared to $65.4 million at July 31, 2019. The decrease in working capital of $29.4 million was primarily due to the recognition of $28.5 million in net loss for the fiscal year ended July 31, 2020.

Net cash used in operating activities in fiscal 2020 was approximately $17.2 million as compared to net cash provided by operating activities of $4.8 million in fiscal 2019, an increase in net cash used in operations of approximately $22.0 million. This increase in net cash used in operating activities in the 2020 period versus 2019 was due to the year over year increase of $31.0 million in net loss, partially by a positive net change in adjustments and operating assets and liabilities of $9.0 million. Net cash provided by operating activities in fiscal 2019 was approximately $4.8 million as compared to net cash used in operating activities of $2.7 million in fiscal 2018, an increase of approximately $7.5 million. The increase in net cash provided by operating activities in the 2019 period versus the 2018 period was primarily due to an increase in net income of $12.8 million derived from legal settlements reached in the 2019 period, offset by a net change in adjustments and operating assets and liabilities of $5.3 million.

Net cash used in investing activities in fiscal 2020 was approximately $2.2 million as compared to $8.1 million in the 2019 period, a decrease of $5.9 million. The decrease in the 2020 period is primarily due to the impact in 2019 of the purchase of a facility in that period. Net cash used in investing activities in fiscal 2019 was approximately $8.1 million as compared to $1.9 million in the 2018 period, an increase of $6.2 million. The increase in the 2019 period is primarily due to the purchase of our new facility.

Net cash provided by financing activities in fiscal 2020 was approximately $7.0 million as compared to $4.2 million in fiscal 2019. The increase of $2.8 million was primarily due to proceeds from the Small Business Administration Paycheck Protection Program loan. The PPP loan bears interest of 1% per annum. All or a portion of the PPP Loan, including interest, could be forgiven by the SBA by applying for forgiveness and providing acceptable documentation that demonstrates the funds were used as required by the terms of forgiveness and in accordance with the SBA’s requirements. Due to complexities with respect to loan forgiveness calculations and government pronouncements with respect to expenditure eligibility, we did not recognize any loan forgiveness as of July 31, 2020 and have classified the loan as other short term debt as we expect to earn loan forgiveness on most, if not all of the loan in less than a year. See Note 8 in the notes to consolidated financial statements. Net cash provided by financing activities in fiscal 2019 was approximately $4.2 million as compared to cash provided of $0.6 million in fiscal 2018. The 2019 increase of $3.6 million was due to proceeds from a ten year mortgage agreement entered into for the purchase of our new facility, which bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of $30. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of July 31, 2020. As of July 31, 2020, the Company was not in compliance with a financial ratio covenant related to this mortgage. Effective October 19, 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace that covenant with a liquidity covenant. The liquidity covenant requires that we own and maintain at all times and throughout the remaining term of the loan at least $25 million of liquid assets, defined as time deposits, money market accounts and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us.

The Company believes that its current cash and cash equivalents level, and utilization of the Controlled Equity Offering program if necessary, as disclosed in Note 12 in the Notes to Consolidated Financial Statements are sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of this Form 10-K for the year ended July 31, 2020, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

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

The Company elected the package of three practical expedients. As such, the Company did not reassess whether expired or existing contracts are or contain a lease and did not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the hindsight practical expedient. Further, the land easement practical expedient was not elected as the practical expedient is not applicable to the Company. The Company elected to take the practical expedient to not separate lease and non-lease components of all asset classes entered into or modified after the effective date. For further details, see Note 9 in the notes to the consolidated financial statements

On August 1, 2018, the Company adopted a new accounting standard issued by FASB on revenue recognition using the full retrospective method. This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific revenue recognition guidance from accounting principles generally accepted in the United States of America (“GAAP”). The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration which it expects to be entitled to when control of goods or services are transferred to its customers.

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

Pronouncements Issued but Not Yet Adopted

In June 2016, FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326). This standard, as amended, changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. Adoption of this standard is required for our annual and interim periods beginning August 1, 2023, and must be adopted using a modified retrospective transition approach. We are currently assessing the impact of the adoption of this standard on our results of operations, financial position and cash flows.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Contractual Obligations

The Company has entered into various real estate and equipment operating leases, reagent rental agreements, and employment agreements with certain executive officers. The real estate lease for the Company’s Farmingdale Clinical Lab and Research facility is with a related party. See Item 2, Properties, and Note 9 and Note 15 in the Notes to the Consolidated Financial Statements for a further description of these leases and obligations.

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

During the years ended July 31, 2020, 2019 and 2018, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 88%, 88% and 85%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $3.9 million, $4.4 million, and $5.0 million, for the years ended July 31, 2020, 2019, and 2018, respectively, and a change in the net accounts receivable of approximately $0.5 and $0.4 million as of July 31, 2020 and 2019, respectively.

Our clinical laboratory financial billing system records gross billings using a standard fee schedule for all payers and does not record contractual adjustment by payer at the time of billing. Therefore, we are unable to quantify the effect of contractual adjustment recorded during the current period that relate to revenue recorded in a previous period. However, we can reasonably estimate our monthly contractual adjustment to revenue on a timely basis based on our quarterly review process, which includes:

●	an analysis of industry reimbursement trends;

●	an evaluation of third-party reimbursement rates changes and changes in reimbursement arrangements with third-party payers;

●	a rolling monthly analysis of current and historical claim settlement and reimbursement experience statistics with payers;

●	an analysis of current gross billings and receivables by payer.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

The following is a table of the Company’s net accounts receivable by segment. The Clinical Laboratory Services segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2020 and 2019, approximately 68% and 63% respectively, of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities. The Life Sciences products segment’s accounts receivable includes approximately $1.0 million or 34% and $1.2 million or 32% of foreign receivables as of July 31, 2020 and 2019, respectively.

Net accounts receivable (in thousands)

	July 31, 2020		July 31, 2019
Clinical Labs (by billing category)	Total Amount	%	Total Amount	%
Third party payers	$2,455	40	$2,956	44
Patient self-pay	2,044	33	2,360	35
Medicare	884	14	910	13
HMO’s	797	13	574	8
Total Clinical Labs	6,180	100%	6,800	100%
Total Life Sciences	2,961		3,938
Total accounts receivable – net	$9,141		$10,738

The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company also assesses the current state of its billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on the allowance estimates, which involves judgment. The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate patient information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. As of July 31, 2020, approximately 11% of Clinical Labs receivables are from one payer.

Billing for laboratory services is complicated because of many factors, especially: the differences between our standard gross fee schedule for all payers and the reimbursement rates of the various payers we deal with, disparity of coverage and information requirements among the various payers, and disputes with payers as to which party is responsible for reimbursement.

The following tables indicate the Clinical Laboratory Services segment aged gross receivables for the periods indicated by payer group (in thousands), which is prior to adjustment to gross receivables for: 1) contractual adjustment, 2) fully reserved balances not yet written off, and 3) other revenue adjustments.

As of July 31, 2020	Total Amount	%	Third Party Payers Amount	%	Medicare Amount	%	Self pay Amount	%	HMO’s Amount	%
1-30 days	$21,074	44	$13,620	46	$3,897	42	$1,769	27	$1,788	94
31-60 days	7,080	15	4,588	15	1,081	12	1,307	20	104	5
61-90 days	3,616	8	2,358	9	618	7	632	10	8	1
91-120 days	1,474	3	940	3	243	3	284	4	7	—
121-150 days	2,614	6	1,594	5	367	4	649	10	4	—
Greater than 150 days	11,506	24	6,518	22	3,051	32	1,936	29	1	—
Totals	$47,364	100%	$29,618	100%	$9,257	100%	$6,577	100%	$1,912	100%

As of July 31, 2019	Total Amount	%	Third Party Payers Amount	%	Medicare Amount	%	Self pay Amount	%	HMO’s Amount	%
1-30 days	$22,031	50	$14,232	53	$4,114	52	$1,236	20	$2,449	90
31-60 days	6,659	15	4,473	17	952	12	1,109	18	125	5
61-90 days	4,185	10	2,742	10	495	6	903	15	45	2
91-120 days	2,786	6	1,708	6	316	4	736	12	26	1
121-150 days	2,014	5	1,137	4	256	3	610	10	11	—
Greater than 150 days	6,007	14	2,684	10	1,709	22	1,563	25	51	2
Totals	$43,682	100%	$26,976	100%	$7,842	100%	$6,157	100%	$2,707	100%

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

The Company reviews the recoverability of the carrying value of long-lived assets (including intangible assets with finite lives) of an asset or asset group for impairment annually as of the end of the fiscal year, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of an asset or asset group. The net book value of the long lived asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value.

During fiscal years 2020, 2019 and 2018, there was no impairment of goodwill or long-lived assets.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical decline of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2020, our assets and liabilities would decrease by $0.4 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $0.8 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2020, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.7 million on an annual basis.

Interest Rate Risk

As of July 31, 2020, we have fixed interest rate financing on mortgage debt and equipment finance leases.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2020, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

2. Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of July 31, 2020, our internal control over financial reporting was effective.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2020 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2020 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2020 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 27, 2020 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 27, 2020 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	(1)	Consolidated Financial Statements
		Consolidated Balance Sheets - July 31, 2020 and 2019
		Consolidated Statements of Operations - Years ended July 31, 2020, 2019 and 2018
		Consolidated Statements of Comprehensive Income (Loss) - Years ended July 31, 2020, 2019 and 2018
		Consolidated Statements of Stockholders’ Equity - Years ended July 31, 2020, 2019 and 2018
		Consolidated Statements of Cash Flows - Years ended July 31, 2020, 2019 and 2018
		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

(3)	Exhibits

The following documents are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit
No.	Description
3(a)	Certificate of Incorporation (1)

3(b)	Certificate of Incorporation, as amended on March 17, 1980. (1)

3(c)	Certificate of Amendment of the Certificate of Incorporation as amended on June 16, 1981. (2)

3(d)	Certificate of Amendment to the Certificate of Incorporation as of July 22, 1988. (3)

3(e)	Amended and restated Bylaws. (4)

3(f)	Amended and restated Bylaws (29)

3(g)	Amended and restated Bylaws (31)

10(a)	1994 Stock Option Plan. (5)

10 (b)	1999 Stock Option Plan. (6)

10 (c)	2005 Equity Compensation Incentive Plan (7)

10 (d)	2011 Incentive Plan (8)

10 (e)	Lease agreement with Pari Management (9)

10 (f)	Settlement and Release Agreement between the Company and Sigma Aldrich (10)

10 (g)	Stock Purchase Agreement By and Among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the Stock holders, Option holders and Warrant holders (12)

10 (h)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties with respect to the Biomol International and affiliate acquisition (13)

10 (i)	Asset Purchase Agreement By and Among Enzo Life Sciences, Acquisition, Inc. and Assay Designs, Inc.(14)

10 (j)	Amendment No. 1 to Amended and Restated Employment Agreement with Elazar Rabbani (15)

10 (k)	Amendment No. 1 to Amended and Restated Employment Agreement with Barry Weiner (15)

10 (l)	Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co, as sales agent (16)

10 (m)	Revolving Loan and Security Agreement among the Enzo Biochem, Inc., Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc., Axxora, LLC and Enzo Realty, LLC as borrowers, and Enzo Therapeutics, Inc. as a guarantor, and Healthcare Finance Group, LLC as Lender (17)

10 (n)	Settlement and Release Agreement between the Company and Affymetrix (18)

10 (o)	Settlement and Release Agreement between the Company and PerkinElmer (19)

10 (p)	Settlement and Release Agreement between the Company and U.S. Department of Justice (20)

10 (q)	Settlement and Release Agreement between the Company and Luminex Corporation (21)

10 (r)	Settlement and Release Agreement between the Company and Siemens Healthcare Diagnostics Inc. (22)

10 (s)	Amendment of Lease with Pari Management (23)

10 (t)	Settlement and Release Agreement between the Company and Affymetrix (24)

10 (u)	Settlement and Release Agreement between the Company and Illumina, Inc. (25)

10 (v)	Purchase and Sale Agreement by and between Building Blocks Realty Co. LLC (seller) and Enzo Realty LLC (Purchaser) (26)

10 (w)	Settlement Release Agreement between the Company and Roche Diagnostics GmbH and Roche Molecular Systems Inc. (27)

10 (y)	Settlement Release Agreement between the Company and Hologic, Inc., Grifolds, S.A. and Grifolds Diagnostic Solutions Inc. (28)

10 (z)	Fee and Leasehold Mortgage and Security Agreement from the Town of Babylon Industrial Development Agency and Enzo Realty II, LLC, to Citibank, N.A. (30)

10 (aa)	Paycheck Protection Program Loan Note (32)

10 (ab)*	Amended and Restated 2011 Incentive Plan

14 (a)	Code of Ethics (11)

21*	List of subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31 (a)*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 (b)*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

Notes to exhibits

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4)	This exhibit was filed with the Company’s Current Report on Form 8-K dated January 22, 2013 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(7)	This exhibit was filed with the Company’s Proxy Statement on Schedule 14A filed on November 26, 2004 and is incorporated herein by reference.

(8)	This exhibit was filed as appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, which was filed on November 16, 2010 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and is incorporated herein by reference.

(10)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and is incorporated here by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K on May 30, 2007 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K on May 8, 2008 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 13, 2009 and is incorporated herein by reference.

(15)	This exhibit was filed with the Company’s Current Report on Form 8-K on January 10, 2017 and is incorporated herein by reference.

(16)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 28, 2013 and incorporated herein by reference.

(17)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2013 and incorporated herein by reference.

(18)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 24, 2014 and incorporated herein by reference.

(19)	This exhibit was filed with the Company’s Current Report on Form 8-K on June 23, 2014 and incorporated herein by reference.

(20)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2014 and is incorporated herein by reference.

(21)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 7, 2015 and incorporated herein by reference.
(22)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 22, 2015 and incorporated herein by reference

(23)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2015 and is incorporated herein by reference

(24)	This exhibit was filed with the Company’s Current Report on Form 8-K on October 13, 2015 and incorporated herein by reference.
(25)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2016

(26)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2018 and is incorporated herein by reference.
(27)	This exhibit was filed with the Company’s Current Report on Form 8-K on February 11, 2019 and is incorporated herein by reference

(28)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 22, 2019 and is incorporated herein by reference

(29)	This exhibit was filed with the Company’s Current Report on Form 8-K on December 3, 2018 and is incorporated herein by reference

(30)	This exhibit was filed with the Company’s Current Report on Form 8-K on November 21, 2018 and is incorporated herein by reference

(31)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 2, 2020 and is incorporated herein by reference

(32)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 24, 2020 and is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: October 19, 2020	By:	/s/ Elazar Rabbani Ph.D.
Elazar Rabbani Ph.D.
Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani	October 19, 2020
Elazar Rabbani, Ph.D.,
Chairman of Board of Directors and Secretary
(Principal Executive Officer)

By: /s/ Barry W. Weiner	October 19, 2020
Barry W. Weiner,
President and Treasurer

By: /s/ David Bench	October 19, 2020
David Bench,
Chief Financial Officer,
Principal Accounting Officer

By: Fabian Blank	October 19, 2020
Fabian Blank, Director

By: /s/ Rebecca J. Fischer	October 19, 2020
Rebecca J. Fischer, Director

By: /s/ Peter Clemens	October 19, 2020
Peter Clemens, Director

By: /s/ Dov Perlysky	October 19, 2020
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enzo Biochem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. and Subsidiaries (the “Company”) as of July 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2020 and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2020 and 2019 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

EISNERAMPER LLP

New York, New York

October 19, 2020

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31, 2020	July 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$47,865	$60,146
Accounts receivable, net	9,141	10,738
Inventories	7,784	7,842
Prepaid expenses	3,975	2,727
Total current assets	68,765	81,453

Property, plant, and equipment, net	14,482	14,254
Right-of-use assets	19,916	—
Goodwill	7,452	7,452
Intangible assets, net	538	1,032
Other, including restricted cash of $750	1,385	2,449
Total assets	$112,538	$106,640

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable - trade	8,503	7,256
Accrued liabilities	12,833	8,362
Current portion of operating lease liabilities	4,121	—
Other current liabilities and finance leases short term	344	391
Other short term debt	7,000	—
Total current liabilities	32,801	16,009

Other liabilities and finance leases long term	192	424
Operating lease liabilities, non-current	16,679	—
Long term debt - net	4,485	4,179
Total liabilities	$54,157	$20,612

Commitments and contingencies – see Notes 15 and 16

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 47,895,050 at July 31, 2020 and 47,556,807 at July 31, 2019	479	476
Additional paid-in capital	334,473	332,704
Accumulated deficit	(278,252)	(249,732)
Accumulated other comprehensive income	1,681	2,580
Total stockholders’ equity	58,381	86,028

Total liabilities and stockholders’ equity	$112,538	$106,640

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended July 31,
	2020	2019	2018
Revenues	$76,021	$81,170	$101,013

Operating costs, expenses and legal settlements, net:
Cost of revenues	52,251	57,922	60,385
Research and development	4,448	3,175	3,210
Selling, general, and administrative	42,960	44,265	44,455
Legal and related expenses	6,729	3,000	5,127
Legal settlements, net	—	(28,925)	—
Total costs, expenses and legal settlements, net	106,388	79,437	113,177

Operating (loss) income	(30,367)	1,733	(12,164)

Other income (expense):
Interest	454	1,056	853
Other	488	382	168
Foreign exchange gain (loss)	905	(682)	(275)

(Loss) income before income taxes	(28,520)	2,489	(11,418)
Benefit for income taxes	—	—	1,097
Net (loss) income	$(28,520)	$2,489	$(10,321)

Net (loss) income per common share:
Basic	$(0.60)	$0.05	$(0.22)
Diluted	$(0.60)	$0.05	$(0.22)

Weighted average common shares outstanding:
Basic	47,696	47,351	46,972
Diluted	47,696	47,476	46,972

The accompanying notes are an integral part of these consolidated financial statements

F-4

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended July 31,
	2020	2019	2018
Net (loss) income	$(28,520)	$2,489	$(10,321)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(899)	480	87
Comprehensive (loss) income	$(29,419)	$2,969	$(10,234)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended July 31, 2020, 2019, and 2018

(in thousands, except share data)

	Common Stock Shares Issued	Treasury Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2017	46,506,176	—	$465	$328,294	$—	$(241,900)	$2,013	$88,872
Net (loss) for the year ended July 31, 2018	—	—	—	—	—	(10,321)	—	(10,321)
Vesting of restricted stock	2,874	—	—	—	—	—	—	—
Share-based compensation charges	—	—	—	813	—	—	—	813
Issuance of common and treasury stock for employee 401(k) plan match	37,580	(106,911)	—	204	1,014	—	—	1,218
Cashless options exercise and acquisition of Treasury stock	340,898	106,911	4	576	(1,014)	—	—	(434)
Exercise of stock options	294,726		3	883		—	—	886
Foreign currency translation adjustments	—	—	—	—	—	—	87	87
Balance at July 31, 2018	47,182,254	—	$472	$330,770	$—	$(252,221)	$2,100	$81,121
Net income for the year ended July 31, 2019	—	—	—	—	—	2,489	—	2,489
Vesting of restricted stock	986	—	—	—	—	—	—	—
Share-based compensation charges	—	—	—	939	—	—	—	939
Net issuance of common stock for employee 401(k) plan match	315,472	—	3	829	—	—	—	832
Net issuance of common stock for options exercise by Directors	23,376	—	—	—	—	—	—	—
Net exercise of stock options	34,719	—	1	166	—	—	—	167
Foreign currency translation adjustments	—	—	—	—	—	—	480	480
Balance at July 31, 2019	47,556,807	—	$476	$332,704	$—	$(249,732)	$2,580	$86,028

Net (loss) for the year ended July 31, 2020	—	—	—	—	—	(28,520)	—	(28,520)
Vesting of restricted stock	811	—	—	—	—	—	—	—
Issuance of common stock for share-based compensation	4,167	—	—	10	—	—	—	10
Share-based compensation charges	—	—	—	923	—	—	—	923
Issuance of common stock for employee 401(k) plan match	333,265	—	3	836	—	—	—	839
Foreign currency translation adjustments	—	—	—	—	—	—	(899)	(899)
Balance at July 31, 2020	47,895,050	—	$479	$334,473	$—	$(278,252)	$1,681	$58,381

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended July 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(28,520)	$2,489	$(10,321)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization of property, plant and equipment	2,256	2,194	2,138
Amortization of intangible assets	524	842	992
Share-based compensation charges	933	939	813
Share-based 401(k) employer match expense	836	855	829
Foreign exchange (gain) loss	(1,165)	493	475

Changes in operating assets and liabilities:
Accounts receivable	1,617	2,404	1,915
Inventories	85	(572)	(413)
Prepaid expenses and other assets	(216)	(182)	(1,177)
Accounts payable - trade	1,214	(2,508)	(887)
Accrued liabilities, other current liabilities and other liabilities	5,257	(2,148)	2,901
Total adjustments	11,341	2,317	7,586

Net cash (used in) provided by operating activities	(17,179)	4,806	(2,735)

Cash flows from investing activities:
Capital expenditures	(2,170)	(8,126)	(1,888)
Increase in security deposits and other	—	—	(56)

Net cash used in investing activities	(2,170)	(8,126)	(1,944)

Cash flows from financing activities:
Proceeds from borrowings under government programs and mortgage agreement	7,412	4,500	—
Repayments under mortgage agreement and capital leases	(411)	(404)	—
Installment loan payments	—	—	(327)
Cost to obtain loan	—	(70)	—
Proceeds from exercise of stock options	—	167	886

Net cash provided by financing activities	7,001	4,193	559

Effect of exchange rate changes on cash and cash equivalents	67	(18)	(6)

(Decrease) increase in cash and cash equivalents and restricted cash	(12,281)	855	(4,126)
Cash and cash equivalents and restricted cash - beginning of year	60,896	60,041	64,167
Cash and cash equivalents and restricted cash - end of year	$48,615	$60,896	$60,041

Composition of cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	47,865	60,146	60,041
Restricted cash	750	750	—
Total cash and cash equivalents and restricted cash	$48,615	$60,896	$60,041

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

Note 1 - Summary of significant accounting policies

Nature of business

Enzo Biochem, Inc. (the “Company”) is an integrated diagnostics, clinical lab, and life sciences company engaged in research, development, manufacturing and marketing of diagnostic and research products based on genetic engineering, biotechnology and molecular biology. These products are designed for the diagnosis of and/or screening for infectious diseases, cancers, genetic defects and other medically pertinent diagnostic information and are distributed in the United States and internationally. The Company is conducting research and development activities in the development of therapeutic products based on the Company’s technology platform of genetic modulation and immune modulation. The Company also operates a clinical laboratory that offers and provides molecular and esoteric diagnostic medical testing services in the New York, New Jersey, and Connecticut medical communities. The Company operates in three segments (see Note 17).

A novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world. Through the first two quarters of fiscal 2020, we had experienced growth in our laboratory testing services accessions and our products volume compared to the prior year period. This growth continued into February 2020. However, beginning in March 2020, the Company experienced a material decline in its laboratory testing volumes due to the COVID-19 pandemic as patients have reduced physician office visits. Additionally, customers of our products have reduced or suspended purchases because they have temporarily reduced or closed their operations on a global basis. The COVID-19 impact on the Company’s operations is consistent with the overall industry and publicly issued statements from competitors, partners, and vendors. The decline in our laboratory accessions and customer orders for products continued during most of the remainder of the third fiscal quarter (ended April 30, 2020) and began to show some improvement in the month of April. In our fiscal fourth quarter, while accessions did not return to prior year levels, we continued to see accession volume rebound. Due to the addition of COVID-19 testing, July 2020 accession volume exceeded July 2019 accession volume.

Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, the aforementioned significant reduction in physician office visits, the cancellation of elective medical procedures, customers of our products closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies. The Company believes the COVID-19 pandemic may continue to have a negative impact on the Company’s operating results, cash flows and financial condition for an undetermined amount of time. Global supply chain issues due to the pandemic hamper both production of products within the life science division as well as testing capabilities in the clinical laboratory. It is possible that the Company may experience an adverse impact on cash collections from customers, clients and payers as a result of the impact of the COVID-19 pandemic. The extent to which our businesses may be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and treatment, and related work and travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted at this time.

During the fourth quarter of fiscal 2020 our COVID-19 related services partially offset revenue declines in our traditional lab services business. Enzo has been granted FDA Emergency Use Authorization (EUA) for its molecular diagnostic and serological testing for COVID-19 and related antibody testing options. Enzo’s innovations include virus-inactivating specimen collection media to lessen transmission risks for healthcare providers and clinical laboratory personnel, the development of more relevant positive controls for the tests, and improved sensitivity. However, it is too early to determine the long term significance of any positive impact from increased testing and the Company’s proprietary product offerings on revenue, profitability and cash flow.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed in March 2020 and addresses the various economic impacts of, and otherwise responds to, the COVID-19 (coronavirus) outbreak. Under the CARES Act, we received a loan, an advance payment, and two income grants from Medicare during the latter half of our fiscal year ended July 31, 2020, all of which are further described in Note 3, Note 8 and Note 10.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

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

The extent to which the COVID-19 pandemic impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including, but not limited to, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of July 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s revenue concessions and credit losses, accounts receivable and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Contingencies

Contingencies are evaluated and a liability is recorded when the matter is both probable and reasonably estimable.  Gain contingencies are evaluated and not recognized until the gain is realizable or realized.

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds. At July 31, 2020 and 2019, the Company had cash and cash equivalents in foreign bank accounts of $0.9 million and $0.7 million, respectively.

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

July 31, 2020

(Dollars in thousands except share data)

The Company believes that the concentration of credit risk with respect to the Clinical Laboratory services accounts receivable is mitigated by the diversity of third party payers that insure individuals. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation. Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 24%, 36% and 39% of Clinical Services net revenue for the years ended July 31, 2020, 2019 and 2018 respectively, and also represents 16% of the Clinical Services net accounts receivable as of July 31, 2020.

Accrual for Self-Funded Medical Insurance

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

During the years ended July 31, 2020, 2019 and 2018, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 88%, 88% and 85%, respectively, of gross billings.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue.

The Company’s ability to collect outstanding receivables from third-party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. In the case of COVID-19 diagnostic and antibody testing, collection risk for uninsured patients is minimized. Federal Reimbursement for Uninsured Patients Testing is processed by submitting a claim to the Health Resources and Services Administration COVID 19 Uninsured Program. This government program provides reimbursement to the Company for COVID-19 diagnostic and antibody testing provided to uninsured patients and requires specific information along with an attestation of attempts to obtain this information accurately in order to submit claims.  The program will perform its own validation process and there is required information about the patient that the Company must provide to be considered for reimbursement.

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

July 31, 2020

(Dollars in thousands except share data)

The Clinical Laboratory Services segment’s net receivables are detailed by billing category and as a percent to its total net receivables.

At July 31, 2020 and 2019, approximately 68% and 63% respectively, of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities.

The following is a table of the Company’s net accounts receivable by segment.

	July 31, 2020		July 31, 2019
Net accounts receivable by segment	Amount	%	Amount	%
Clinical Labs (by billing category)
Third party payers	$2,455	40	$2,956	44
Patient self-pay	2,044	33	2,360	35
Medicare	884	14	910	13
HMO’s	797	13	574	8
Total Clinical Labs	6,180	100%	6,800	100%
Total Life Sciences	2,961		3,938
Total accounts receivable – net	$9,141		$10,738

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

Property, plant and equipment

Property, plant and equipment is stated at cost, and depreciated on the straight-line basis over the estimated useful lives of the various asset classes as follows: building and building improvements: 15-30 years; laboratory machinery and equipment, office furniture and computer equipment: 3-10 years. Leasehold improvements are amortized over the term of the related leases or estimated useful lives of the assets, whichever is shorter.

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

July 31, 2020

(Dollars in thousands except share data)

Impairment testing for Goodwill and Long-Lived Assets

The Company tests goodwill annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it identifies the reporting units and compares the fair value of each of these reporting units to their respective carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is higher than its fair value, the impairment charge is the amount by which the carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company performed a quantitative assessment in 2020, 2019 and 2018, and concluded there were no goodwill impairments.

The Company reviews the recoverability of the carrying value of long-lived assets (including its intangible assets, all of which have finite lives) of an asset or asset group for impairment annually as of the end of the fiscal year, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of an asset or asset group. The net book value of the long lived asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. There were no long-lived asset impairments in 2020, 2019 or 2018. Should the impact of the COVID-19 pandemic be significantly worse than currently expected, it is possible that we could incur impairment charges on goodwill and other long lived assets in the future.

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net income (loss) and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive income (loss) were not tax effected as the Company has a full valuation allowance at July 31, 2020. Accumulated other comprehensive income is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Shipping and Handling Costs

Shipping and handling costs associated with the distribution of finished goods to customers are recorded in cost of goods sold.

Research and Development

Research and development costs are charged to expense as incurred.

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in selling, general and administrative expense, approximated $437, $374 and $580 for the years ended July 31, 2020, 2019 and 2018, respectively.

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

July 31, 2020

(Dollars in thousands except share data)

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2020, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

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

Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. Diluted weighted average shares outstanding for fiscal 2020 and 2018 do not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive and as such is the same as basic weighted average shares outstanding for 2020 and 2018. For 2019, approximately 125,000 weighted average stock options were included in the calculation of diluted weighted average shares outstanding. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted weighted average shares outstanding for the years ended July 31, 2020 and 2018 was 40,000, and 624,000, respectively.

For the years ended July 31, 2020, 2019 and 2018, the effect of approximately 1,904,000, 1,324,000 and 291,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended July 31:

	2020	2019	2018
Net (loss) income	$(28,520)	$2,489	$(10,321)

Weighted-average common shares outstanding - basic	47,696	47,351	46,972
Add: effect of dilutive stock options and restricted stock	—	125	—
Weighted-average common shares outstanding - diluted	47,696	47,476	46,972

Net (loss) income per share – basic	$(0.60)	$0.05	$(0.22)
Net (loss) income per share – diluted	$(0.60)	$0.05	$(0.22)

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

For the years ended July 31, 2020, 2019 and 2018, share-based compensation expense relating to the fair value of stock options, restricted shares and restricted stock units was approximately $923, $939 and $813, respectively (see Note 12). During the year ended July 31, 2020, the Company issued common stock as employee compensation in the amount of $10. No excess tax benefits were recognized for the year ended July 31, 2020, 2019 and 2018.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statement of operations for the years ended July 31:

	2020	2019	2018
Cost of clinical laboratory services	$46	$—	$—
Selling, general and administrative	887	939	813
	$933	$939	$813

As of July 31, 2020, there was $861 of total unrecognized compensation cost related to non-vested share-based payment arrangements granted under the Company’s incentive stock plans, which will be recognized over a weighted average remaining life of approximately fourteen months.

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

As a result of adoption of the new standard, the Company recorded right-of-use assets and operating lease liabilities of approximately $24.4 million and $25.1 million, respectively as of August 1, 2019. The operating lease liability was determined based on the present value of the remaining minimum rental payments and the right-of-use asset was determined based on the value of the lease liability, adjusted for deferred rent balances of approximately $0.7 million, which were previously included in accrued expenses. There was no cumulative effect adjustment to the opening balance of accumulated deficit. Accounting for the Company’s finance leases remains substantially unchanged. The adoption of the new standard did not materially impact the Company’s consolidated results of operations or cash flows. The adoption of this new accounting standard resulted in increased qualitative and quantitative disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases.

The Company elected the package of three practical expedients. As such, the Company did not reassess whether expired or existing contracts are or contain a lease and did not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases. The Company did not elect the hindsight practical expedient. Further, the land easement practical expedient was not elected as the practical expedient is not applicable to the Company. The Company elected to take the practical expedient to not separate lease and non-lease components of all asset classes entered into or modified after the effective date. For further details, see Note 9.

On August 1, 2018, the Company adopted a new accounting standard issued by FASB on revenue recognition using the full retrospective method. This new accounting standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. This standard supersedes existing revenue recognition requirements and eliminates most industry-specific revenue recognition guidance from U.S. GAAP. The core principle of the revenue recognition standard is to require an entity to recognize as revenue the amount that reflects the consideration which it expects to be entitled to when control of goods or services are transferred to its customers.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

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

Note 2 - Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Laboratory Services segment and is $7,452 as of July 31, 2020 and 2019.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2018	$27,347	$(25,461)	$1,886
Amortization expense	—	(842)	(842)
Foreign currency translation	(109)	97	(12)
July 31, 2019	$27,238	$(26,206)	$1,032
Amortization expense	—	(524)	(524)
Foreign currency translation	448	(418)	30
July 31, 2020	$27,686	$(27,148)	$538

Intangible assets, all finite-lived, consist of the following:

	July 31, 2020			July 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	(11,014)	$13	$11,027	$(10,996)	$31
Customer relationships	12,003	(11,478)	525	11,746	(10,745)	1,001
Website and acquired content	1,022	(1,022)		1,008	(1,008)	—
Licensed technology and other	483	(483)		483	(483)	—
Trademarks	3,151	(3,151)		2,974	(2,974)	—
Total	$27,686	(27,148)	$538	$27,238	$(26,206)	$1,032

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

At July 31, 2020, information with respect to acquired intangibles is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	2 years

At July 31, 2020, the weighted average remaining useful life of intangible assets was approximately two years.

Estimated amortization expense related to these finite-lived intangible assets for the five succeeding fiscal years ending July 31 is as follows:

2021	$295
2022	243
2023	—
2024	—
2025	—

Amortization expense for the years ended July 31, 2020, 2019, and 2018 was $524, $842 and $992, respectively.

Note 3 – Revenue Recognition

Clinical Services Revenue

Service revenues in the Company’s clinical services business accounted for 63%, 63% and 71% of the Company’s total revenues for fiscal years ended July 31, 2020, 2019, and 2018, respectively and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

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

Collection of the consideration the Company expects to receive is normally a function of providing complete and correct billing information to these third party payers within the various filing deadlines, and typically occurs within 30 to 90 days of billing. Provided the Company has billed healthcare insurers accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk. If there has been a delay in billing, the Company determines if the amounts in question will likely go past the filing deadline, and if so, will reserve accordingly for the billing.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

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

The following table represents clinical services net revenues and percentages by type of customer:

	Year ended July 31, 2020		Year ended July 31, 2019		Year ended July 31, 2018
Revenue category	Revenue	%	Revenue	%	Revenue	%
Third-party payers	$24,893	52	$26,653	52	$41,370	58
Medicare	10,825	23	10,898	21	12,111	17
HMO’s	5,983	12	6,213	12	11,359	16
Patient self-pay	6,263	13	7,351	15	6,237	9
Total	$47,964	100%	$51,115	100%	$71,077	100%

For fiscal years ended July 31, 2020, 2019, and 2018 all of the Company’s clinical services revenues were generated within the United States.

Grant income

Under the CARES Act, we were eligible for and received two income grants in April and June 2020 totaling $1,496 under the Department of Health and Human Services (HHS) Public Health and Social Services Emergency Fund for provider relief. The purpose of the payments is to reimburse the Company for health care related expenses or lost revenues attributable to COVID-19.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

We have certified that the grant funds were accepted per the regulations and have recognized it as Grant income for the fiscal year ended July 31, 2020 in the Clinical Services segment.

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

Royalty income is based on net sales of the Company’s licensed products by a third party. We recognize royalty income in the period the sales occur based on third party evidence received. For fiscal years ended July 31, 2020, 2019 and 2018, royalty income was $0, $0 and $712, respectively.

Products and royalty revenue by geography is as follows:

	2020	2019	2018
United States	$14,580	$16,966	$16,220
Europe	7,484	8,551	9,050
Rest of the world	4,497	4,538	4,666
Products revenue	$26,561	$30,055	$29,936

Note 4 - Supplemental disclosure for statement of cash flows

In the years ended July 31, 2020, 2019, and 2018, interest paid by the Company approximated $266, $138 and $76, respectively.

For the year ended July 31, 2020, the net reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was approximately $884. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

For the years ended July 31, 2020, 2019 and 2018, tax on capital paid by the Company was $90, $94 and $65, respectively.

During the years ended July 31, 2020 and 2019, the Company issued common stock in connection with its share-based 401(k) employer match in the amount of $839 and $832, respectively. During the year ended July 31, 2018, the Company issued common and treasury stock in connection with its share-based 401(k) employer match in the amount of $1,218. During the year ended July 31, 2020, the Company issued common stock as employee compensation in the amount of $10.

For the year ended July 31, 2020, non-cash activities related to the adoption of the new accounting standard for leases are detailed in Note 1.

During fiscal 2019, the Company entered into capital lease agreements totaling $381 and none during fiscal years 2020 or 2018.

Note 5 - Inventories

Inventories consisted of the following at July 31:

	2020	2019
Raw materials	$1,019	$876
Work in process	2,587	2,566
Finished products	4,178	4,400
	$7,784	$7,842

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

Note 6 - Property, plant, and equipment

At July 31, 2020 and 2019, property, plant, and equipment consist of:

	2020	2019
Building and building improvements	$10,089	$10,334
Machinery and equipment (includes assets under finance leases - see Note 9)	8,548	8,538
Office furniture and computer equipment	16,578	16,229
Leasehold improvements	5,377	5,270
	40,592	40,371
Accumulated depreciation and amortization	(28,172)	(28,179)
	12,420	12,192
Land and land improvements	2,062	2,062
	$14,482	$14,254

Note 7 - Income taxes

The benefit for income taxes for fiscal years ended July 31 is as follows:

	2020	2019	2018

Federal	$—	$—	$1,097
State and local	—	—	—
Foreign	—	—	—
Deferred benefit	—	—	—
Benefit for income taxes	$—	$—	$1,097

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects on the Tax Act. As a result of the Tax Act, the Company remeasured its U.S. Federal deferred tax assets and liabilities at the rate they are expected to reverse in the future and recorded a cumulative charge of $11.5 million for the fiscal year ended July 31, 2018, which was fully offset by an equivalent adjustment to the deferred tax valuation allowance. The Company recorded a cumulative benefit of $1.1 million for the fiscal year ended July 31, 2018 related to a credit for alternative minimum taxes (AMT) paid in prior years. During the fiscal year ended July 31, 2019, the Company finalized its computation of the impact of the Tax Act with no change to the benefit amount.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which they are subject to the rules (the period cost method), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the deferred method). After completing the analysis of the GILTI provisions, the Company elected to account for GILTI using the period cost method.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31 are as follows:

	2020	2019
Deferred tax assets:
Federal tax carryforward losses	$18,173	$12,558
Provision for uncollectible accounts receivable	1,079	1,116
State and local tax carry forward losses	1,187	144
Accrued royalties	101	101
Stock compensation	898	769
Depreciation	799	682
Research and development and other tax credit carryforwards	1,477	1,350
Lease liabilities	5,520	—
Foreign tax carryforward losses	3,357	3,783
Intangibles and goodwill	1,162	1,479
Inventory	1,156	1,086
Accrued expenses	1,176	1,127
Other, net	37	82
Deferred tax assets	36,122	24,277

Right of use assets	(5,288)	—
Prepaid expenses	(705)	(626)
Other, net	(52)	(124)
Deferred tax liabilities	(6,045)	(750)

Net deferred tax assets before valuation allowance	30,077	23,527
Less: valuation allowance	(30,077)	(23,527)
Net deferred tax liabilities	$—	$—

The Company recorded a valuation allowance during the years ended July 31, 2020 and 2019 equal to domestic and foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets. For fiscal year 2020 and 2019, the change in the valuation allowance was $6.6 million and $(0.9) million, respectively.

As of July 31, 2020, the Company had U.S. federal net operating loss carryforwards of approximately $85.8 million of which $59.0 million, if not fully utilized, expire between 2030 and 2038 and which $26.8 million do not expire. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. In addition, the Company has research and development tax credit carryforwards of approximately $1.5 million which expire between 2025 and 2040. As of July 31, 2020, the Company has state net operating loss carryforwards of approximately $22.5 million, which if not fully utilized, expire between 2038 and 2040. As of July 31, 2020, the Company had foreign loss carryforwards of approximately $15.5 million.

The geographic components of (loss) income before income taxes consisted of the following for the years ended July 31:

	2020	2019	2018
United States operations	$(27,690)	$4,618	$(9,540)
International operations	(830)	(2,129)	(1,878)
(Loss) income before taxes	$(28,520)	$2,489	$(11,418)

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

The benefit (provision) for income taxes was at rates different from U.S. federal statutory rates for the following reasons for the years ended July 31:

	2020	2019	2018
Federal statutory rate	21.0%	(21.0)%	26.4%
Compensation and other expenses not deductible for income tax return purposes	(1.1)	(15.3)	(1.0)
Change in valuation allowance	(19.9)	33.6	73.9
State tax law change	—	—	—
Impact of Tax Act on valuation allowance	—	—	(100.1)
AMT refund under Tax Act	—	—	9.6
Other		2.7	0.8
	—%	—%	9.6%

Because there are no undistributed earnings at the Company’s foreign subsidiaries at July 31, 2020, no U.S. federal income taxes have been provided. As of July 31, 2020, the Company has no liabilities for uncertain tax positions. It is the Company’s policy to record interest and penalties as a component of tax expense. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the fiscal years that remain subject to examination are July 31, 2017 through July 31, 2020. During fiscal 2020, the Company received notification from the Swiss Federal Tax Administration of an examination for the fiscal years 2015 through 2018.  As of July 31, 2020, we had received no preliminary audit findings and no reserves have been recorded with respect to this audit.

Note 8 – Long term debt

In connection with the purchase of our new facility on November 27, 2018, a wholly-owned subsidiary (the “mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4,500 for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $72 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $60 at July 31, 2020. At July 31, 2020, the balance owed by the subsidiary under the mortgage agreement was $4.3 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of July 31, 2020. We assumed from the seller an operating lease for a tenant at the facility which expired on June 30, 2020. Rental income from the assumed lease is included in other income.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial covenants. As of July 31, 2020, the Company was not in compliance with a financial ratio covenant related to this mortgage. Effective October 19, 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace that covenant with a liquidity covenant. The liquidity covenant requires that we own and maintain at all times and throughout the remaining term of the loan at least $25 million of liquid assets, defined as time deposits, money market accounts and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us.

In April 2020, our subsidiary in Switzerland received a loan of CHF 0.4 million ($ 0.4 million, based on the foreign exchange rate as of July 31, 2020) from the Swiss government under the “Corona Krise” emergency loan program in response to the pandemic. This loan is uncollateralized, bears 0% interest, is due in 5 years, and may be repaid at any time. This loan is included in long term debt – net as of July 31, 2020.

The CARES Act expanded the U.S. Small Business Administration’s (SBA) business loan program to create the Paycheck Protection Program (PPP), which provides employers with uncollateralized loans whose primary purpose is to retain or maintain workforce and salaries for a twenty four week period (“covered period”) following receipt of the loan. Currently, PPP loans have a 1% fixed interest rate and are due from two to five years. The primary features of the PPP loan program are to provide funding to companies to cover eligible expenses, and the potential for forgiveness of that portion of the loan spent on payroll and other permitted operating expenses during the covered period, subject to reductions if the borrower fails to maintain or restore employee and salary levels. We applied for the PPP loan based on the eligibility and need requirements established when the program was announced and in April 2020 received $7,000 through Citibank N.A., the Company’s existing lender, pursuant to the PPP (the “PPP Loan”).

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

The PPP Loan matures on April 17, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. The interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company intends to use all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic. All or a portion of the PPP Loan, including interest, could be forgiven by the SBA by applying for forgiveness and providing acceptable documentation that demonstrates the funds were used as required by the terms of forgiveness and in accordance with the SBA’s requirements. Due to complexities with respect to loan forgiveness calculations and government pronouncements with respect to expenditure eligibility, we did not recognize any loan forgiveness as of July 31, 2020 and have classified the loan as other short term debt as we expect to earn loan forgiveness on most, if not all of the loan in less than a year. The SBA has announced its intention to audit loans in excess of $2.0 million. No assurance can be given that we will obtain forgiveness of the PPP loan in whole or in part.

Minimum future annual principal payments under these agreements as of July 31, 2020 are as follows:

July 31,	Total
2021	$7,144
2022	152
2023	160
2024	167
2025	595
Thereafter	3,471
Total principal payments	11,689
Less: current portion, included in other current liabilities and other short term debt	(7,144)
Unamortized mortgage cost	(60)
Long term debt - net	$4,485

Note 9 - Leases

At the beginning of fiscal 2020, the Company adopted ASU No. 2016-02 “Leases (Topic 842)”, which requires leases with durations greater than twelve months to be recognized on the balance sheet. The Company adopted the standard using the modified retrospective approach with an effective date of August 1, 2019. The Company did not apply the new standard to comparative periods and therefore those amounts are not presented below.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

Certain of the Company’s lease agreements include rental payments adjusted periodically for inflation or a market rate which are included in the lease liabilities.

Leases	Balance Sheet Classification	July 31, 2020
Assets
Operating	Right-of-use assets	$19,916
Finance	Property, plant and equipment, net (a)	385
Total lease assets		$20,301

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$4,121
Finance	Finance leases short term	201

Non-current:
Operating	Operating lease liabilities, non-current	16,679
Finance	Other liabilities and finance leases long term	161
Total lease liabilities		$21,162

(a)	Accumulated amortization of finance lease assets was approximately $1.0 million as of July 31, 2020.

Components of lease cost were as follows:

Lease cost	July 31, 2020
Operating lease cost	$5,813
Finance lease cost:
Amortization of leased assets	251
Interest on lease liabilities	35
Total lease cost	$6,099

The maturity of the Company’s lease liabilities as of July 31, 2020 is as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases	Finance leases	Total
2021	$5,291	$171	$5,462
2022	3,957	88	4,045
2023	3,299	88	3,387
2024	3,274	45	3,319
2025	3,275	—	3,275
Thereafter	6,402	—	6,402
Total lease payments	25,498	392	25,890
Less: Interest (a)	(4,698)	(30)	(4,728)
Present value of lease liabilities	$20,800	$362	$21,162

(a)	Primarily calculated using the Company’s incremental borrowing rate.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

Lease term and discount rate for the year ended July 31, 2020 were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years):
Operating leases	6.2 years
Finance leases	2.7 years

Weighted-average discount rate:
Operating leases	4.9%
Finance leases	8.6%

See Note 4 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the year ended July 31, 2020.

Note 10 - Accrued Liabilities

At July 31, accrued liabilities consist of:

	2020	2019
Payroll, benefits, and commissions	$5,227	$5,123
Professional fees	710	774
Legal	2,647	164
Deferred revenue	2,526	—
Other	1,723	2,301
	$12,833	$8,362

Deferred revenue

In order to increase cash flow to providers of services and suppliers impacted by the pandemic, the Centers for Medicare and Medicaid Services (CMS) expanded its Accelerated and Advance Payment Program to a broader group of Medicare providers. We applied for and received a $2,526 payment advance from this program in April 2020. The recoupment by CMS of our advance payment had been scheduled to begin 120 days after the date of receipt, at which time every claim we submit from that point would be automatically offset to repay the advance payment. Any unrecouped advance balance remaining after 90 days of the recoupment process was to be repaid such that 210 days after receiving the advance it would be entirely repaid. In October 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act amended the repayment terms of the Advance Payment Program. The recoupment period was extended and the automatic recoupment will begin one year after the date the advance payment was received, which in our case means recoupment will start April 2021. Additionally, during the first 11 months after recoupment begins, the rate will be 25% and repayment will occur through an automatic recoupment of our Medicare payments. At the end of the 11 month period, the recoupment rate will increase. If the total amount of the advance payment is not recovered within 29 months from the date the advance was received, a demand letter for the outstanding balance will be issued. Since the Company has the right to repay the advance at any time, the entire balance is considered current.

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of July 31, 2020 and 2019, the Company has established a reserve of $0.3 and $0.2 million, respectively, which is included in accrued liabilities, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

Note 11 - Other current liabilities

At July 31, other current liabilities consist of:

	2020	2019
Finance lease obligations, current portion	$200	$255
Current portion of mortgage loan	144	136
	$344	$391

Note 12 - Stockholders’ equity

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

For the years ended July 31, 2020, 2019, and 2018 the Company did not sell any shares of common stock under the Sales Agreement.

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

Common stock

In fiscal 2020, the Company issued 333,265 shares of common stock for its employees’ 401(k) matching contribution obligation. The Company recorded an expense of $839 for the match representing the fair value of the shares at the date of issuance. The Company also issued 4,167 shares of common stock as employee compensation and recorded an expense of $10.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

Incentive stock plans

In January 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) which provides for the issuance of equity awards, including among others, options, restricted stock and restricted stock units for up to 3,000,000 Common Shares. The exercise price of options granted under the 2011 Plan, and consistent with other Plans, is equal to or greater than fair market value of the Common Stock on the date of grant. Unless terminated earlier by the Board of Directors, the 2011 Plan will terminate at the earliest of; (a) such time as no shares of Common Stock remain available for issuance under the 2011 Plan or (b) tenth anniversary of the effective date of the 2011 Plan. On January 5, 2018, the Company’s stockholders approved the amendment and restatement of the 2011 Plan to increase the number of shares available for issuance by 2,000,000 bringing the total number of shares available for award under the 2011 Plan to 5,000,000. As of July 31, 2020, there were approximately 937,000 shares available for grant under the 2011 Plan.

The 2011 Plan as amended and restated was approved by the Board of Directors on October 7, 2020 and became effective on such date (the “effective date”). The 2011 Plan was further amended and restated to increase the shares available for issuance by 4,000,000 shares bringing the total number of shares available for award under the 2011 Plan to 9,000,000. The 2011 Plan shall remain in effect until terminated by action of the Board; provided however that no awards or incentive stock options may be granted ten years after the effective date, or October 7, 2030. Awards outstanding under the 2011 Plan after October 7, 2030 shall remain in effect until they have been exercised, terminated, or have expired.

The Company estimates the fair value of each stock option award on the measurement date using a Black-Scholes option pricing model. The fair value of awards is amortized to expense on a straight line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, primarily time elapsed.

Options granted pursuant to the plans may be either incentive stock options or non-statutory options. The 2011 Plan provides for the issuance of stock options, restricted stock and restricted stock unit awards which generally vest over a two to four year period. A summary of the activity pursuant to the Company’s stock option plans for the years ended July 31, 2020, 2019, and 2018 is as follows:

	2020		2019		2018
	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price
Outstanding at beginning of year	2,351,040	$4.53	1,882,116	$4.96	2,132,995	$4.26
New Grants	773,032	$2.40	715,321	$2.81	415,580	$5.57
Exercised	—	$—	(238,230)	$2.69	(635,624)	$2.98
Expired or forfeited	(487,576)	$3.71	(8,167)	$6.55	(30,835)	$5.97
Outstanding at end of year	2,636,496	$4.05	2,351,040	$4.53	1,882,116	$4.99
Exercisable at end of year	1,457,162	$5.10	1,342,564	$5.16	1,149,489	$4.28
Weighted average fair value of options granted during year		$1.01		$1.07		$1.91

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options that vested. Total intrinsic value of options that vested and were exercisable during the fiscal years ended July 31, 2020, 2019, and 2018 was $0, $159 and $743, respectively. The intrinsic value of options outstanding at July 31, 2020, 2019, and 2018 was $79, $955 and $1,723, respectively. The intrinsic value of the options exercised in fiscal 2020, 2019 and 2018 was $0, $117 and $6,014, respectively.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

Listed below are the assumptions used to determine the fair value of options granted during fiscal years 2020, 2019 and 2018:

Grant Year	Options Granted	Exercise Price Range	Term (years)	Vesting Period (years)	FMV of options Granted/Per Share	Expected Life (years)	Expected Volatility %	Interest Rate %	Vested Shares at 7/31/2020
2020	773,032	$2.20 - $3.32	5	2 - 3	$0.86 - $1.34	3.25 – 3.5	53.77 – 66.24	0.27 – 1.2	—
2019	715,321	$2.80 - $3.21	5	2 - 3	$1.06 – $1.23	3.25 - 3.5	48.06 - 50.56	2.47- 2.96	359,411
2018	415,580	$4.42 - $8.36	5	2 - 3	$1.53 - $2.76	3.25 - 3.5	42.59 - 46.14	2.07- 2.79	247,150

The following table summarizes information for stock options outstanding at July 31, 2020:

Range of Exercise prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$2.20 - $3.32	1,389,245	2.5	$2.58
$4.35 - $4.66	696,705	1.5	$4.46
$5.52 - $8.36	550,546	2.0	$7.26
	2,636,496

The following table summarizes information for stock options exercisable at July 31, 2020:

Range of Exercise prices	Shares	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price
$2.20 - $3.32	359,411	3.4	$2.80
$4.35 - $4.66	558,372	1.5	$4.47
$5.52 - $8.36	539,379	2.0	$7.28
	1,457,162

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

During the fiscal years ended July 31, 2020, 2019 and 2018, the Company awarded PSUs to its executive officers. These awards provide for the grant of shares of our common stock at the end of a three–year period based on the achievement of average revenue growth and adjusted EBITDA growth over that period. During the fiscal year 2020, one former executive forfeited a total of 14,500 PSUs. As of July 31, 2020, the Company did not accrue any compensation expense for these PSU’s as the achievement of the growth goals is currently not probable.

The following table summarizes PSU’s granted and outstanding through July 31, 2020:

Grant Date	Total Grant	Forfeitures	Outstanding	Fair Market Value At Grant Date (000s)
7/31/2018	32,000	(4,000)	28,000	$124
1/3/2019	80,500	(10,500)	70,000	$196
2/25/2020	98,600	—	98,600	$217

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

Restricted Stock Awards

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of July 31, 2020, there were 817 shares of unvested restricted stock which have a weighted average award price of $3.34 per share. As of July 31, 2020, there was approximately $3 of unrecognized compensation cost related to these unvested shares of restricted stock to be recognized over a weighted average remaining period of approximately six months.

There were no awards made during the fiscal years ended July 31, 2020, 2019 or 2018. During the fiscal year ended July 31, 2020, a total of 811 restricted stock awards vested. The fair value of the awards that vested during the years ended July 31, 2020, 2019 and 2018 was $2, $4 and $24, respectively.

Note 13 - Employee benefit plans

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2020, 2019, and 2018, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The share-based 401(k) employer matched contribution was approximately $839, $832, and $782 in fiscal years 2020, 2019, and 2018, respectively. As of July 31, 2020, 2019 and 2018 the Company accrued a total of $481, $475 and $493 in 401(k) matching contributions within the Accrued liabilities account.

The Company’s Swiss operations provide a pension plan named the Enzo Life Sciences (ELS) AG Vertrag - Nr. 2/401144, (the “Swiss Plan”) under the Swiss government’s social security system for Swiss employees. The current required minimum saving contribution is 13% for employees over age 25 and minimum annual investment return is 1.00%. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 40% of the employee contribution. The status of the Swiss Plan, which is substantially funded as of December 31, 2019, the latest plan year end, is as follows:

As of December 31,	2019	2018	2017
Total Assets	$2,181	$2,064	$1,849
Accumulated Benefit Obligation	$2,401	$2,308	$2,094
Funded status	91%	90%	88%

Fiscal Year ended July 31,	2019	2018	2017
Employer contributions	$165	$208	$205

The contract for the Swiss Plan automatically renews on its annual anniversary unless notice of termination is provided three months prior. The current contract will automatically renew on December 31, 2020. Currently the Company has no plans to change the current funding or plan design. No events have occurred that would impact the Swiss Plan status.

Note 14 - Royalty and other income

The Company had a license agreement with Qiagen that began in 2005, whereby the Company earned quarterly running royalties on the net sales of Qiagen products subject to a license until the underlying patent expired in April 2018. During the years ended July 31, 2020, 2019 and 2018, the Company recorded royalty income under the agreement of approximately $0, $0 and $712 respectively, which is included in the Life Sciences products segment.

Note 15 - Commitments

Leases

An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for clinical laboratory operations and certain research operations. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense for this lease, inclusive of real estate taxes, approximated $1,833, $1,849, and $1,798 during fiscal years 2020, 2019 and 2018, respectively.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

Employment Agreements

The Company has employment agreements with certain officers that are cancellable at any time but provide for severance pay in the event an officer is terminated by the Company without cause, as defined in the agreements. Unless cancelled earlier or with notice as defined, the agreements automatically renew for two years. The current agreements expire January 2021. As of July 31, 2020, aggregate minimum compensation commitments under these agreements, exclusive of termination and change in control provisions, is $480.

Purchase commitments

As of July 31, 2020, the Company had purchase commitments for lab instrumentation in the amount of $3,249.

Note 16 – Contingencies

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

On February 5, 2020, Harbert Discovery Fund, LP and Harbert Discovery Co-Investment Fund I, LP (“Plaintiffs”) brought an action in the United States District Court for the Southern District of New York against the Company and five of its present or former Directors, Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce A. Hanna, Dov Perlysky and Rebecca Fischer (“defendants”). On March 26, 2020, Plaintiffs filed an amended complaint against the same defendants. Count I asserted the Company violated Section 14(a) of the Securities and Exchange Act of 1934 and Rule 14a-9 thereunder by disseminating proxy materials that made two purportedly false statements: (a) a “January 28, 2020 Enzo press release [that purportedly] falsely stated that the Annual Meeting would be ‘delayed’ by action of the Board to February 25, 2020 when, in fact, the Annual Meeting would convene as planned on January 31, 2020”, and (b) a “January 31 Enzo Proxy [that purportedly] falsely stated that the Proposed By-Law Amendment [to Article II, Section 9] would be approved if it received…a majority of the votes….rather than the required Supermajority Vote as provided for in the Charter. ”Count II asserted a claim against the individual defendants under Section 209a) of the Exchange Act premised on Enzo’s purported violation of Section 14(a) and Rule 14a-9. Count III asserted the individual defendants breached their fiduciary duty, based on the same conduct and by seeking to entrench themselves. Count IV purported to assert a derivative claim for a declaration that any amendment to Article II Section 2 requires the approval of 80% of Enzo’s shareholders. On July 16, 2020, the day before the defendant’s motion to dismiss was due, plaintiffs asked the Court to dismiss their claims without prejudice.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

Defendants asked plaintiffs to dismiss the claims with prejudice, but they refused. On July 17, 2020, the Court dismissed the claims without prejudice. If plaintiffs reassert the claims, defendants intend to vigorously defend against them.

There can be no assurance that the Company will be successful in any of these litigations. Even if the Company is not successful, management does not believe that there will be a significant adverse monetary impact on the Company. The Company is party to other claims, legal actions, complaints, and contractual disputes that arise in the ordinary course of business. The Company believes that any liability that may ultimately result from the resolution of these matters will not, individually or in the aggregate, have a material adverse effect on its financial position or results of operations.

As described in Note 3, third-party payers, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments already received. During the third fiscal quarter of 2019, a significant third-party payer informed us outside of their typical business practice that they believe it overpaid the Company during certain periods of fiscal 2018. The Company disputed these claims and formally sent legal appeal letters to the payer. During the fiscal 2020 period, we recorded $0.8 million in legal and related expenses as a result of reduced reimbursements this payer made to us. In April 2020, we and the payer entered into a settlement agreement and release whereby the parties agreed that the $0.8 million previously withheld by the payer shall fully and completely satisfy the dispute.

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

Note 17 - Segment reporting

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

Legal and related expenses incurred to defend the Company’s intellectual property, which may result in settlements recognized in another segment and other general corporate matters are considered a component of the Other segment. Legal and related expenses specific to other segments’ activities are allocated to those segments.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2020

	Clinical Laboratory Services	Life Sciences Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$47,964	$26,561	—	—	$74,525
Grant income	1,496	—	—	—	1,496
Total	49,460	26,561	—	—	76,021
Operating costs and expenses::
Cost of revenues	38,855	13,396	—	—	52,251
Research and development	1,509	2,190	$749	—	4,448
Selling, general and administrative	23,533	10,485	—	$8,942	42,960
Legal and related expenses	211	2	—	6,516	6,729
Total operating costs and expenses	64,108	26,073	749	15,458	106,388

Operating (loss) income	(14,648)	488	(749)	(15,458)	(30,367)

Other income (expense)
Interest	(36)	56	—	434	454
Other	45	13	—	430	488
Foreign exchange gain	—	905	—	—	905
(Loss) income before taxes	$(14,639)	$1,462	$(749)	$(14,594)	$(28,520)

Depreciation and amortization included above	$1,553	$964	—	$263	$2,780

Share-based compensation included above:
Selling, general and administrative	57	74	—	756	887
Cost of sales	46	—	—	—	46
Total	$103	$74	—	$756	$933

Capital expenditures	$1,811	$322	—	$37	$2,170

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2019

	Clinical Laboratory Services	Life Sciences Products	Therapeutics	Other	Consolidated
Revenues	$51,115	$30,055	$—	$—	$81,170
Operating costs, expenses and legal settlements, net:
Cost of revenues	44,226	13,696	—	—	57,922
Research and development	31	2,257	887	—	3,175
Selling, general and administrative	24,230	11,860	—	8,175	44,265
Legal and related expenses	159	27	—	2,814	3,000
Legal settlements, net	—	(28,925)	—	—	(28,925)
Total operating costs, expenses and legal settlements, net	68,646	(1,085)	887	10,989	79,437

Operating income (loss)	(17,531)	31,140	(887)	(10,989)	1,733

Other income (expense)
Interest	(64)	67	—	1,053	1,056
Other	16	2	—	364	382
Foreign exchange loss	—	(682)	—	—	(682)
Income (loss) before taxes	$(17,579)	$30,527	$(887)	$(9,572)	$2,489

Depreciation and amortization included above	$1,625	$1,221	$—	$190	$3,036

Share-based compensation included above:
Selling, general and administrative	147	95	—	$697	939
Total	$147	$95	$—	$697	$939

Capital expenditures	$1,374	$605	$—	$6,147	$8,126

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2018

	Clinical Laboratory Services	Life Sciences Products	Therapeutics	Other	Consolidated
Revenues	$71,077	$29,936	$—	$—	$101,013
Operating costs and expenses:
Cost of revenues	46,008	14,377	—	—	60,385
Research and development	—	2,305	905	—	3,210
Selling, general and administrative	24,656	11,617	—	8,182	44,455
Legal and related expenses	67	58	—	5,002	5,127
Total operating costs and expenses	70,731	28,357	905	13,184	113,177

Operating income (loss)	346	1,579	(905)	(13,184)	(12,164)

Other income (expense)
Interest	(91)	50	—	894	853
Other	29	11	—	128	168
Foreign exchange loss	—	(275)	—	—	(275)
Income (loss) before taxes	$284	$1,365	$(905)	$(12,162)	$(11,418)

Depreciation and amortization included above	$1,667	$1,387	$—	$76	$3,130

Share-based compensation included in above:
Selling, general and administrative	125	79	—	$609	813
Total	$125	$79	$—	$609	$813

Capital expenditures	$1,685	$203	$—	$—	$1,888

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

Geographic financial information is as follows:

Net Services, Products and Grant and royalty revenues from unaffiliated customers, Year ended July 31,:	2020	2019	2018
United States	$64,040	$68,081	$87,296
Switzerland	608	820	829
United Kingdom	1,189	1,642	1,494
Other international countries	10,184	10,627	11,394
Total	$76,021	$81,170	$101,013

Long-lived assets, at July 31,	2020	2019
United States	$41,946	$22,057
Switzerland	352	376
United Kingdom	23	64
Other international countries	67	96
Total	$42,388	$22,593

The Company’s reportable segments are determined based on the services they perform, the products they sell, and the royalties and license fee income they earn, not on the geographic area in which they operate. The Company’s Clinical Laboratory Services segment operates 100% in the United States with all revenue derived there. The Life Sciences Products segment earns product revenue both in the United States and foreign countries and royalty and license fee income in the United States. The following is a summary of the Life Sciences Products segment product and royalty revenues attributable to customers located in the United States and foreign countries for the years ended July 31,:

	2020	2019	2018
United States	$14,580	$16,966	$16,220
Foreign countries	11,981	13,089	13,716
	$26,561	$30,055	$29,936

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020

(Dollars in thousands except share data)

Note 18 - Summary of Selected Quarterly Financial Data (unaudited)

The following table contains statement of operations information for each quarter of the years ended July 31, 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly financial data for fiscal 2020 and 2019 is summarized as follows:

	Quarter Ended
Fiscal 2020	October 31, 2019	January 31, 2020	April 30, 2020	July 31, 2020
Total revenues	$20,207	19,384	16,903	19,527
Gross profit	5,686	5,809	4,425	7,850
Loss before income taxes	(7,648)	(7,687)	(9,860)	(3,325)
Net loss	(7,648)	(7,687)	(9,860)	(3,325)
Basic and diluted loss per common share	$(0.16)	(0.16)	(0.21)	(0.07)

	Quarter Ended
Fiscal 2019	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019
Total revenues	$21,260	$19,327	$19,662	$20,921
Gross profit	7,021	4,579	5,302	6,346
Income (loss) before income taxes	(5,978)	(8,408)	22,265	(5,390)
Net income (loss)	(5,978)	(8,408)	22,265	(5,390)
Basic and diluted loss per common share	$(0.13)	$(0.18)	$0.47	$(0.11)

ENZO BIOCHEM, INC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
As of and for the Years ended July 31, 2020, 2019 and 2018
(in thousands)

Year ended July 31,	Description	Balance at Beginning of Year	Charged (credited) to costs and expenses	Charged to other accounts	Deductions		Balance at end of Year

2020	Allowance for doubtful accounts receivable	$166	$28		—		$194

2019	Allowance for doubtful accounts receivable	145	42		$21	(1)	166

2018	Allowance for doubtful accounts receivable	147	—		2	(1)	145

2020	Deferred tax valuation allowance	23,527	6,550		—		30,077

2019	Deferred tax valuation allowance	24,471	(944)		—		23,527

2018	Deferred tax valuation allowance	$32,581	$(8,110)		—		$24,471

(1)	Write-off of uncollectible accounts receivable.

S-1