Form 10-Q
period 2020-10-31
ENZO BIOCHEM INC
filed 2020-12-11
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of December 1, 2020, the Registrant had 47,895,050 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
October 31, 2020

i

Part 1 Financial Information

 Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	October 31, 2020 (unaudited)	July 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$45,914	$47,865
Accounts receivable, net	12,051	9,141
Inventories	8,185	7,784
Prepaid expenses	4,152	3,975
Total current assets	70,302	68,765

Property, plant, and equipment, net	14,506	14,482
Right-of-use assets	19,316	19,916
Goodwill	7,452	7,452
Intangible assets, net	460	538
Other, including restricted cash of $750	1,467	1,385
Total assets	$113,503	$112,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	7,842	8,503
Accrued liabilities	14,513	12,833
Current portion of operating lease liabilities	3,966	4,121
Other current liabilities and finance leases short term	287	344
Other short term debt	7,000	7,000
Total current liabilities	33,608	32,801

Other liabilities and finance leases long term	173	192
Operating lease liabilities, non-current	16,257	16,679
Long term debt - net	4,447	4,485
Total liabilities	$54,485	$54,157

Commitments and contingencies – see Note 12

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 47,895,050 at October 31, 2020 and July 31, 2020	479	479
Additional paid-in capital	334,640	334,473
Accumulated deficit	(277,953)	(278,252)
Accumulated other comprehensive income	1,852	1,681
Total stockholders’ equity	59,018	58,381

Total liabilities and stockholders’ equity	$113,503	$112,538

 The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,
	2020	2019
Revenues	$28,655	$20,207

Operating costs and expenses:
Cost of revenues	16,758	14,521
Research and development	746	1,054
Selling, general and administrative	10,014	11,139
Legal and related expense	640	1,696
Total operating costs and expenses	28,158	28,410

Operating income (loss)	497	(8,203)

Other income (expense):
Interest, net	(51)	237
Other	17	127
Foreign exchange (loss) gain	(164)	191
Total other income (expense)	(198)	(7,648)

Net income (loss)	$299	$(7,648)

Net income (loss) per common share:
Basic	$0.01	$(0.16)
Diluted	$0.01	$(0.16)

Weighted average common shares outstanding:
Basic	47,895	47,557
Diluted	47,905	47,557

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2020	2019
Net income (loss)	$299	$(7,648)
Other comprehensive gain (loss):
Foreign currency translation adjustments	171	(271)
Comprehensive income (loss)	$470	$(7,919)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended October 31, 2020 and 2019
(unaudited)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2020	47,895,050	$479	$334,473	$(278,252)	$1,681	$58,381
Net income for the period ended October 31, 2020	—	—	—	299	—	299
Share-based compensation charges	—	—	167	—	—	167
Foreign currency translation adjustments	—	—	—	—	171	171
Balance at October 31, 2020	47,895,050	$479	$334,640	$(277,953)	$1,852	$59,018

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2019	47,556,807	$476	$332,704	$(249,732)	$2,580	$86,028
Net (loss) for the period ended October 31, 2019	—	—	—	(7,648)	—	(7,648)
Share-based compensation charges	—	—	219	—	—	219
Foreign currency translation adjustments	—	—	—	—	(271)	(271)
Balance at October 31, 2019	47,556,807	$476	$332,923	$(257,380)	$2,309	$78,328

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$299	$(7,648)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	585	579
Amortization of intangible assets	75	146
Share-based compensation charges	167	219
Accrual for share-based 401(k) employer match expense	211	207
Foreign exchange loss (gain)	152	(217)

Changes in operating assets and liabilities:
Accounts receivable	(2,865)	890
Inventories	(340)	310
Prepaid expenses and other assets	(314)	517
Accounts payable – trade	(658)	1,325
Accrued liabilities, other current liabilities and other liabilities	1,480	1,606
Total adjustments	(1,507)	5,582

Net cash used in operating activities	(1,208)	(2,066)

Cash flows from investing activities:
Capital expenditures	(617)	(274)
Net cash used in investing activities	(617)	(274)

Cash flows from financing activities:
Repayments under mortgage agreement and finance leases	(113)	(105)
Cost to obtain loan	—	(66)
Net cash used in financing activities	(113)	(171)

Effect of exchange rate changes on cash and cash equivalents	(13)	8

Decrease in cash and cash equivalents and restricted cash	(1,951)	(2,503)
Cash and cash equivalents and restricted cash - beginning of period	48,615	60,146
Total cash and cash equivalents and restricted cash - end of period	$46,664	$57,643

The composition of total cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	45,914	56,893
Restricted cash included in other assets	750	750
Total cash and cash equivalents and restricted cash	$46,664	$57,643

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2020
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics, Enzo Realty LLC and Enzo Realty II LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The Company has three reportable segments: Clinical Services, Products, and Therapeutics. The consolidated balance sheet as of October 31, 2020, the consolidated statements of operations, comprehensive income (loss) and stockholders’ equity for the three months ended October 31, 2020, and the consolidated statements of cash flows for the three months ended October 31, 2020 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2020 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021.

A novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers of our products closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and publicly issued statements from competitors, partners, and vendors.

The extent to which our businesses may be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and treatment including vaccines in various stages of development and federal approval, and related work and travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted at this time. Global supply chain issues due to the pandemic hamper both production of products within the life science division as well as testing capabilities in the clinical laboratory.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

The extent to which the COVID-19 pandemic impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including, but not limited to, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of October 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s patient self-pay revenue concessions and credit losses in the Clinical Services segment, accounts receivable, inventories and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

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

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in the ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are required for our annual and interim periods beginning August 1, 2021. The adoption of the amendments in this ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flows

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Concentration Risk

Other than the Medicare program, two providers whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 33% and 28% of Clinical Services net revenue for the three months ended October 31, 2020 and 2019 respectively. As of October 31, 2020, the Medicare program represents approximately 18% of Clinical Services net receivables.

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

We maintain a full valuation allowance on all tax assets and, as a consequence, do not provide any tax benefit for the fiscal 2020 period loss or tax provision for the fiscal 2021 period pre-tax income.

Fair Value Measurements

The Company determines fair value measurements used in its consolidated financial statements based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs, as determined by either the principal market or the most advantageous market.

Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. For the three months ended October 31, 2020, approximately 10,000 weighted average stock options were included in the calculation of diluted weighted average shares outstanding. As a result of the net loss for the three months ended October 31, 2019, diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options, unearned performance stock units and unvested restricted stock because to do so would be antidilutive. For the three months ended October 31, 2019, approximately 127,000 of potential common shares (“in the money options”) and unvested restricted stock were excluded from the calculation of diluted earnings per share.

For the three months ended October 31, 2020 and 2019, the effect of approximately 2,146,000 and 1,319,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive.

Note 3 – Revenue Recognition

Clinical Services Revenue

Service revenues in the Company’s clinical services business accounted for approximately 73% of the Company’s total revenues for the three months ended October 31, 2020, and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

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

The following table represents clinical services net revenues and percentages by type of customer:

	Three months ended October 31, 2020		Three months ended October 31, 2019
Revenue category
Third-party payer	$13,539	64%	$6,392	50%
Medicare	3,257	15	3,153	25
Patient self-pay	2,559	12	1,519	12
HMO’s	1,868	9	1,716	13
Total	$21,223	100%	$12,780	100%

For three months ended October 31, 2020 and 2019, all of the Company’s clinical services revenues were generated within the United States.

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

Products revenue by geography is as follows:

	Three Months Ended October 31
	2020	2019
United States	$3,878	$4,447
Europe	2,382	1,865
Rest of the world	1,172	1,115
Products revenue	$7,432	$7,427

Note 4 - Supplemental disclosure for statement of cash flows

In the three months ended October 31, 2020 and 2019, interest paid by the Company was $63 and $69, respectively.

For the three months ended October 31, 2020 and 2019, the net reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was $24 and $45, respectively. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

For the three months ended October 31, 2020 and 2019, tax on capital paid by the Company was $22 and $43, respectively.

Note 5 – Inventories

Inventories consist of the following at October 31:

	October 31, 2020	July 31, 2020
Raw materials	$1,320	$1,019
Work in process	2,603	2,587
Finished products	4,262	4,178
	$8,185	$7,784

Note 6 – Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Laboratory Services segment and is $7,452 as of October 31, 2020 and 2019.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2020	$27,686	$(27,148)	$538
Amortization expense	—	(75)	(75)
Foreign currency translation	(64)	61	(3)
October 31, 2020	$27,622	$(27,162)	$460

Intangible assets, all finite-lived, consist of the following:

	October 31, 2020			July 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(11,019)	$8	$11,027	(11,014)	$13
Customer relationships	11,968	(11,516)	452	12,003	(11,478)	525
Website and acquired content	1,020	(1,020)	—	1,022	(1,022)	—
Licensed technology and other	481	(481)	—	483	(483)	—
Trademarks	3,126	(3,126)	—	3,151	(3,151)	—
Total	$27,622	$(27,162)	$460	$27,686	(27,148)	$538

At October 31, 2020, information with respect to acquired intangibles is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8 -15 years	2 years

At October 31, 2020, the weighted average remaining useful life of all intangible assets was approximately two years.

Note 7 – Long term debt

In connection with the purchase of our new facility in November 2018, a wholly-owned subsidiary (the “mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4,500 for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $72 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $59 at October 31, 2020. At October 31, 2020, the balance owed by the subsidiary under the mortgage agreement was $4.2 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of October 31, 2020. We assumed from the seller an operating lease for a tenant at the facility which expired on June 30, 2020. Rental income from the assumed lease for the three months ended October 31, 2019 is included in other income.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial and liquidity covenants. As of October 31, 2020, the Company was in compliance with those covenants. The liquidity covenant requires that we own and maintain at all times and throughout the remaining term of the loan at least $25 million of liquid assets, defined as time deposits, money market accounts and obligations issued by the U.S. government or any of its agencies.

In April 2020, our subsidiary in Switzerland received a loan of CHF 0.4 million ($0.4 million, based on the foreign exchange rate as of October 31, 2020) from the Swiss government under the “Corona Krise” emergency loan program in response to the pandemic. This loan is uncollateralized, bears 0% interest, is due in 5 years, and may be repaid at any time. This loan is included in long term debt – net as of October 31, 2020.

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

The PPP Loan matures on April 17, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. Interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic. All or a portion of the PPP Loan, including interest, could be forgiven by the SBA by applying for forgiveness and providing acceptable documentation that demonstrates the funds were used as required by the terms of forgiveness and in accordance with the SBA’s requirements. Due to complexities with respect to loan forgiveness calculations and government pronouncements with respect to expenditure eligibility, we did not recognize any loan forgiveness as of October 31, 2020 and have classified the loan as other short term debt as we expect to earn loan forgiveness on most, if not all of the loan in less than a year. The SBA intends to audit loans in excess of $2.0 million. The SBA also has announced its intention to require businesses that received loans in excess of $2 million to complete a loan necessity questionnaire to evaluate the good faith certification made on their PPP applications that economic uncertainty made their loan request necessary to support ongoing operations. No assurance can be given that we will obtain forgiveness of the PPP loan in whole or in part.

Minimum future annual principal payments under these agreements as of October 31, 2020 are as follows:

July 31,	Total
2021	$7,109
2022	152
2023	160
2024	167
2025	595
Thereafter	3,471
Total principal payments	11,654
Less: current portion, included in other current liabilities and other short term debt	(7,148)
Unamortized mortgage cost	(59)
Long term debt - net	$4,447

Note 8 - Leases

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

The Company has lease agreements with (i) right-of-use asset payments and (ii) non-lease components (i.e. payments related to maintenance fees, utilities, etc.), which have generally been combined and accounted for as a single lease component.

The Company’s leases have remaining terms of less than 1 year to 8 years, some of which include options to extend the leases for up to 5 years. The Company’s lease terms may include renewal options that are reasonably certain to be exercised and termination options that are reasonably certain not to be exercised.

Certain of the Company’s lease agreements include rental payments adjusted periodically for inflation or a market rate which are included in the lease liabilities.

Leases	Balance Sheet Classification	October 31, 2020
Assets
Operating	Right-of-use assets	$19,316
Finance	Property, plant and equipment, net (a)	319
Total lease assets		$19,635

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$3,966
Finance	Finance leases short term	109

Non-current:
Operating	Operating lease liabilities, non-current	16,257
Finance	Other liabilities and finance leases long term	173
Total lease liabilities		$20,505

(a)	Accumulated amortization of finance lease assets was approximately $1.0 million as of October 31, 2020.

Components of lease cost were as follows:

Lease cost	October 31, 2020
Operating lease cost	$1,479
Finance lease cost:
Amortization of leased assets	66
Interest on lease liabilities	5
Total lease cost	$1,550

The maturity of the Company’s lease liabilities as of October 31, 2020 is as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases	Finance leases	Total
2021	$3,933	$87	$4,020
2022	4,000	88	4,088
2023	3,305	88	3,393
2024	3,274	44	3,318
2025	3,275	—	3,275
Thereafter	6,402	—	6,402
Total lease payments	24,189	307	24,496
Less: Interest (a)	3,966	25	3,991
Present value of lease liabilities	$20,223	$282	$20,505

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the three months ended October 31, 2020 were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years):
Operating leases	6.1 years
Finance leases	2.9 years

Weighted-average discount rate:
Operating leases	4.9%
Finance leases	9.1%

See Note 4 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the three months ended October 31, 2020.

Note 9 – Accrued Liabilities

At October 31, accrued liabilities consist of:

	October 31, 2020	July 31, 2020
Payroll, benefits, and commissions	$5,390	$5,227
Professional fees	678	710
Legal	2,653	2,647
Deferred revenue – CARES Act Advance Payment	2,526	2,526
Other	3,266	1,723
	$14,513	$12,833

Deferred revenue

In order to increase cash flow to providers of services and suppliers impacted by the pandemic, the Centers for Medicare and Medicaid Services (CMS) expanded its Accelerated and Advance Payment Program to a broader group of Medicare providers. We applied for and received a $2,526 payment advance from this program in April 2020. The recoupment by CMS of our advance payment had been scheduled to begin 120 days after the date of receipt, at which time every claim we submit from that point would be automatically offset to repay the advance payment. Any unrecouped advance balance remaining after 90 days of the recoupment process was to be repaid such that 210 days after receiving the advance it would be entirely repaid. In October 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act amended the repayment terms of the Advance Payment Program. The recoupment period was extended and the automatic recoupment will begin one year after the date the advance payment was received, which in our case means recoupment will start April 2021. During the first 11 months after recoupment begins, the rate will be 25% of claims processed and repayment will occur through an automatic recoupment of our Medicare payments. We expect the entire balance of the payment advance to be recouped by the end of the 11 month period. If the total amount of the advance payment is not recovered within 29 months from the date the advance was received, a demand letter for the outstanding balance will be issued. Since the Company has the right to repay the advance at any time, the entire balance is considered current.

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of October 31, 2020, the Company has established a reserve of $331, which is included in accrued liabilities, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

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

In September 2017, the Company filed with the SEC a “shelf” registration and sales agreement prospectus covering the offering, issuance and sale of our Common Stock that may be issued and sold under the existing Sales Agreement in an aggregate amount of up to $19.2 million. A total of $150 million of securities may be sold under this shelf registration, which was declared effective September 2017.

During the three months ended October 31, 2020 and 2019, the Company did not sell any shares of Common Stock under the Sales Agreement.

Share-based compensation

In January 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) for the issuance of equity awards, including, among others, options, restricted stock and restricted stock units for up to 3,000,000 shares of common stock. On January 5, 2018, the Company’s stockholders approved the amendment and restatement of the 2011 Plan (the “Amended and Restated 2011 Plan”) to increase the number of shares of common stock available for grant under the 2011 Plan by 2,000,000 shares of common stock bringing the total number of shares available for grant to 5,000,000 shares of common stock. On October 7, 2020, the Company’s Board of Directors approved the amendment and restatement of the Amended and Restated 2011 Plan, with an effective date of October 7, 2020 and subject to approval by the Company’s stockholders at the 2020 annual meeting of stockholders of the Company. The amendment and restatement of the Amended and Restated 2011 Plan was for purposes of, among other things, (i) increasing the shares of common stock available for grant under the Amended and Restated 2011 Plan by an additional 4,000,000 shares of common stock bringing the total number of shares available for grant to 9,000,000 shares of common stock and (ii) extending the term of the Amended and Restated 2011 Plan until October 7, 2030.

The exercise price of options granted under the Amended and Restated 2011 Plan, as amended and restated, is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan, as amended and restated, will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan, as amended and restated, will remain in effect until they have been exercised or terminated, or have expired. As of October 31, 2020, there were approximately 741,000 shares of common stock available for grant under the Amended and Restated 2011 Plan, as amended and restated.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended October 31,
	2020	2019
Stock options	$166	218
Restricted stock	1	1
	$167	219

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended October 31,
	2020	2019
Selling, general and administrative	$154	219
Cost of revenues	13	—
	$167	219

No excess tax benefits were recognized during the three month periods ended October 31, 2020 and 2019.

Stock Option Plans

The following table summarizes stock option activity during the three month period ended October 31, 2020:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2020	2,636,496		$4.05
Awarded	68,500		$2.14
Exercised	—				$
Cancelled or expired	(52,000)		$4.51
Outstanding at end of period	2,652,996		$3.86	2.75 years		$23
Exercisable at end of period	1,537,662	$		1.4 years	$

As of October 31, 2020, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $751 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately thirteen months.

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

During the fiscal years ended 2020, 2019 and 2018, the Company awarded PSUs to its executive officers. These awards provide for the grant of shares of our common stock at the end of a three–year period based on the achievement of average revenue growth and adjusted EBITDA growth over that period. During the three months ended October 31, 2020, one former executive forfeited a total of 6,000 PSUs. As of October 31, 2020, the Company did not accrue any compensation expense for these PSU’s as the achievement of the growth goals is currently not probable.

The following table summarizes PSU’s granted and outstanding as of October 31, 2020:

Grant Date	Total Grant	Forfeitures	Outstanding	Fair Market Value At Grant Date (000s)
7/31/2018	32,000	(6,000)	26,000	$124
1/3/2019	80,500	(14,500)	66,000	$196
2/25/2020	98,600	—	98,600	$217

Restricted Stock Awards

The fair value of a restricted stock award is determined based on the closing stock price on the award date. As of October 31, 2020, there were 817 shares of unvested restricted stock which have a weighted average award price of $3.34 per share. As of October 31, 2020, there was approximately $1 of unrecognized compensation cost related to these unvested shares of restricted stock to be recognized over a weighted average remaining period of approximately three months. There were no awards that were made or vested during the three months ended October 31, 2020 or 2019.

Note 11 – Segment reporting

The Company has three reportable segments: Products, Clinical Services and Therapeutics. The Company’s Products segment develops, manufactures, and markets products to research and pharmaceutical customers. The Clinical Services segment provides diagnostic services to the health care community. The Company’s Therapeutics segment conducts research and development activities for therapeutic drug candidates. The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as “Other” consist of corporate general and administrative costs which are not allocable to the three reportable segments. All intersegment activities are eliminated.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended October 31, 2020	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$21,223	$7,432	—	—	$28,655

Operating costs and expenses:
Cost of revenues	12,995	3,763	—	—	16,758
Research and development	121	592	$33	—	746
Selling, general and administrative	6,098	2,445	17	$1,454	10,014
Legal and related expenses	25	5	—	610	640
Total operating costs and expenses	19,239	6,805	50	2,064	28,158

Operating income (loss)	1,984	627	(50)	(2,064)	497

Other income (expense):
Interest	(6)	10	—	(55)	(51)
Other	15	2	—	—	17
Foreign exchange loss	—	(164)	—	—	(164)
Net income (loss)	$1,993	$475	$(50)	$(2,119)	$299

Depreciation and amortization included above	$409	$185	$—	$66	$660

Share-based compensation included in above:
Selling, general and administrative	9	16	—	129	154
Cost of revenues	13	—	—	—	13
Total	$22	$16	$—	$129	$167

Capital expenditures	$540	$44	$—	$33	$617

Three months ended October 31, 2019	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$12,780	$7,427	—	—	$20,207

Operating costs and expenses:
Cost of revenues	10,975	3,546	—	—	14,521
Research and development	350	516	188	—	1,054
Selling, general and administrative	6,215	2,757	—	2,167	11,139
Legal fee expense	50	—	—	1,646	1,696
Total operating costs and expenses	17,590	6,819	188	3,813	28,410

Operating income (loss)	(4,810)	608	(188)	(3,813)	(8,203)

Other income (expense):
Interest	(12)	18	—	231	237
Other	3	(12)	—	136	127
Foreign exchange loss	—	191	—	—	191
Net (loss) income	$(4,819)	805	(188)	(3,446)	(7,648)

Depreciation and amortization included above	$409	251	—	65	725

Share-based compensation included in above:
Selling, general and administrative	34	22	—	163	219
Total	$34	22	—	163	219

Capital expenditures	$147	127	—	—	274

Note 12 Contingencies

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

In separate inter partes review proceedings before the U.S. Patent and Trademark Office involving, among others, Becton Dickinson, certain claims of the ‘197 Patent were found unpatentable as anticipated or obvious and cancelled by the Patent Trial and Appeals Board (“Board”). Enzo appealed that decision to the Federal Circuit. On August 16, 2019, the Federal Circuit affirmed the Board’s decision, finding that each of the challenged claims is unpatentable. The Company filed a petition for rehearing and rehearing en banc on October 30, 2019, which the Federal Circuit denied on December 4, 2019. The Company filed a petition for certiorari with the Supreme Court on March 3, 2020, which was denied.

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

On February 5, 2020, Harbert Discovery Fund, LP and Harbert Discovery Co-Investment Fund I, LP (“Plaintiffs”) brought an action in the United States District Court for the Southern District of New York against the Company and five of its present or former Directors, Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce A. Hanna, Dov Perlysky and Rebecca Fischer (“defendants”). On March 26, 2020, Plaintiffs filed an amended complaint against the same defendants. Count I asserted the Company violated Section 14(a) of the Securities and Exchange Act of 1934 and Rule 14a-9 thereunder by disseminating proxy materials that made two purportedly false statements: (a) a “January 28, 2020 Enzo press release [that purportedly] falsely stated that the Annual Meeting would be ‘delayed’ by action of the Board to February 25, 2020 when, in fact, the Annual Meeting would convene as planned on January 31, 2020”, and (b) a “January 31 Enzo Proxy [that purportedly] falsely stated that the Proposed By-Law Amendment [to Article II, Section 9] would be approved if it received…a majority of the votes….rather than the required Supermajority Vote as provided for in the Charter. ”Count II asserted a claim against the individual defendants under Section 20(a) of the Exchange Act premised on Enzo’s purported violation of Section 14(a) and Rule 14a-9. Count III asserted the individual defendants breached their fiduciary duty, based on the same conduct and by seeking to entrench themselves. Finally, Count IV purported to assert a derivative claim for a declaration that any amendment to Article II, Section 2 requires the approval of 80% of Enzo’s shareholders. On July 16, 2020, the day before the defendant’s motion to dismiss was due, plaintiffs asked the Court to dismiss their claims without prejudice. Defendants asked plaintiffs to dismiss the claims with prejudice, but they refused. On July 17, 2020, the Court dismissed the claims without prejudice. If plaintiffs reassert the claims, defendants intend to vigorously defend against them.

On November 27, 2020, the Company brought an action in the United States District Court for the Southern District of New York against Harbert Discovery Fund, LP, Harbert Discovery Co-Investment Fund I, LP, Harbert Fund Advisors, Inc., Harbert Management Corp. and Kenan Lucas. The Company alleges the defendants made false and misleading representations, or omitted to state material facts necessary to make their statements not misleading, in proxy materials they disseminated seeking the election to the Company’s Board of Directors at its 2019 Annual Meeting of two candidates they nominated, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder. The Company seeks damages and injunctive relief. Defendants have not yet responded to the complaint.

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

In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign currency rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, impacts of the COVID-19 pandemic and measures we have taken in response, and financial results. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the July 31, 2020 fiscal year and updated in Item 1A. “Risk Factors in this Form 10-Q, You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results.

You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Impact of COVID-19 pandemic

A novel strain of coronavirus (“COVID-19”) continues to spread and severely impact the economy of the United States and other countries around the world. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers of our products closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and publicly issued statements from competitors, partners, and vendors.

Enzo was granted FDA Emergency Use Authorization (EUA) for its molecular diagnostic and serological testing for COVID-19 and related antibody testing options. Enzo’s innovations include virus-inactivating specimen collection media to lessen transmission risks for healthcare providers and clinical laboratory personnel, the development of more relevant positive controls for the tests, and improved sensitivity.

In the fourth quarter of our fiscal year ended July 31, 2020, while accessions did not return to prior year levels, we continued to see accession volume rebound. Due to the addition of COVID-19 testing, accession volume for the fiscal first quarter ended October 31, 2020 exceeded accession volume in both the sequential or fourth fiscal quarter ended July 31, 2020 and the prior year fiscal first quarter ended October 31, 2019. However, it is too early to determine the long term significance of the positive impact from increased testing and the Company’s proprietary product offerings on revenue, profitability and cash flow.

The extent to which our businesses may be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and treatment including vaccines in various stages of development and federal approval, and related work and travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted at this time. Global supply chain issues due to the pandemic hamper both production of products within the life science division as well as testing capabilities in the clinical laboratory.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

In March 2020, in response to the COVID-19 pandemic, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures. The CARES Act also includes a number of benefits that are applicable to us and other healthcare providers including, but not limited to:

●	Providing clinical laboratories a one-year reprieve from the reporting requirements under the Protecting Access to Medicare Act (“PAMA”) as well as a one-year delay of reimbursement rate reductions for clinical laboratory services provided under Medicare that were scheduled to take place in 2021. Further revisions of the Medicare Clinical Laboratory Fee Schedule for years after 2021 will be based on future surveys of market rates. Reimbursement reduction from 2022-2024 is capped by PAMA at 15% annually;

●	Appropriating $100 billion to health care providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. In April 2020, we received from Medicare a CARES Act Relief Payment grant of approximately $750 from the initial tranche and in July 2020 we received a second grant of approximately $750;

●	Allocated $349 billion to small businesses as Payment Protection Program (PPP) loans through the Small Business Administration (SBA). In April 2020, we received approximately $7.0 million from the initial tranche of this program;

●	Providing an advance on testing services payments which can be either paid back at any time or earned back starting one year from receipt. In April 2020 we applied for and received a Medicare advance payment of $2.5 million;

●	Suspending Medicare sequestration from May 2020 to December 2020. We estimate that the suspension of Medicare sequestration will result in a small benefit to us in the form of higher reimbursement rates for diagnostic testing services performed on behalf of Medicare beneficiaries.

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

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprised of 495 issued patents worldwide and 71 pending patent applications, along with extensive enabling technologies and platforms.

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

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. Enzo Therapeutics has focused its efforts on developing treatment regimens for diseases and conditions for which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 100 patents and patent applications. In December 2020, Enzo announced it will consider various avenues to unlock value in Enzo Therapeutics. Alternatives under consideration include a possible spin-off, sale, joint venture or licensing of its intellectual property.

Results of Operations

Three months ended October 31, 2020 compared to October 31, 2019
(in 000s)

Comparative Financial Data for the Three Months Ended October 31,

	2020	2019	Favorable (Unfavorable)	% Change

Revenues	$28,655	$20,207	$8,448	42

Operating costs and expenses:
Cost of revenues	16,758	14,521	(2,237)	(15)
Research and development	746	1,054	308	29
Selling, general and administrative	10,014	11,139	1,125	10
Legal and related expenses	640	1,696	1,056	62
Total operating costs, expenses and legal settlements, net	28,158	28,410	252	1

Operating income (loss)	497	(8,203)	8,700	**

Other income (expense):
Interest	(51)	237	(288)	**
Other	17	127	(110)	(87)
Foreign currency (loss) gain	(164)	191	(355)	**
Net income (loss)	$299	$(7,648)	$7,947	**

Net income (loss) per common share:
Basic	$0.01	$(0.16)
Diluted	$0.01	$(0.16)
Weighted average common shares outstanding:
Basic	47,895	47,557
Diluted	47,905	47,557

** not meaningful

Consolidated Results:

The “2021 period” and the “2020 period” refer to the three months ended October 31, 2020 and October 31, 2019, respectively, which represent the first quarters of the Company’s fiscal year ending July 31.

In July 2020, Enzo was granted FDA Emergency Use Authorization (EUA) for its molecular diagnostic and serological testing for COVID-19 and related antibody testing options. Enzo’s innovations include virus-inactivating specimen collection media to lessen transmission risks for healthcare providers and clinical laboratory personnel, the development of more relevant positive controls for the tests, and improved sensitivity. In the fourth quarter of our fiscal year ended July 31, 2020, while accessions in our Clinical Services segment did not return to prior year levels, we continued to see accession volume rebound. In that fourth quarter we partnered with pharmacies and state universities across New York State to provide COVID-19 testing. As a result, accession volume, including for COVID-19 for the fiscal first quarter ended October 31, 2020 exceeded accession volume in both the sequential fourth fiscal quarter ended July 31, 2020 and the prior year fiscal first quarter ended October 31, 2019. However, it is too early to determine the long term significance of the positive impact from increased testing and the Company’s proprietary product offerings on revenue, profitability and cash flow.

Clinical Services revenues for the 2021 period were $21.2 million compared to $12.8 million in the 2020 period, an increase of $8.4 million or 66% year-over-year. Due to COVID-19, diagnostic testing volume measured by the total number of accessions for all our testing services increased 49% period over period, resulting in the 2021 period’s revenue increase. COVID-19 testing services have higher reimbursement rates than our core testing resulting in an improvement in our overall liquidation rate for collections. COVID-19 testing offset the impact of the period over period decline in core testing volume as a result of the restrictive effects of COVID-19. Estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. The impact from the Protecting Access to Medicare Act (“PAMA”) continues to negatively impact reimbursements from Medicare and third party payers.

Product revenues were $7.4 million in both the 2021 and 2020 periods. The negative effect of COVID-19 related government policies intended to reduce the spread of the pandemic impacted our Products revenues in the U.S. markets more than in markets in the rest of the world. In the 2021 period, the revenue decline in the U.S. market was fully offset by an increase in revenues sourced from markets outside the U.S., due to their improvement in infections rates and a rebound in demand.

The cost of Clinical Services was $13.0 million in the 2021 period and $11.0 million in the 2020 period, an increase of $2.0 million from increased COVID-19 testing volume. Utilizing our internal manufacturing capabilities we reduced some of our reliance on reagents sourced from third parties. The gross profit margin on Clinical Services revenues in the 2021 period was 39% versus 14% in the 2020 period. In the 2021 period, liquidation rate improvements and the high margin on COVID-19 testing offset the effect of reduced volumes of our genetics and core testing services.

The cost of Product revenues was $3.8 million in the 2021 period and $3.5 million in the 2020 period, an increase of $0.3 million or 6%. The gross profit margin on Products was 49% in the 2021 period and 52% in the 2020 period, negatively impacted by a decline in the current period of higher margin sales in the U.S. market from COVID-19.

Research and development expenses were $0.7 million in the 2021 period and $1.0 million in the 2020 period, a decrease of $0.3 million or 29%. The decrease is attributable primarily to the Clinical Services division, where many research and development resources were repurposed to testing services in the current period.

Selling, general and administrative expenses were $10.0 million during the 2021 period versus $11.1 million during the 2020 period, a decrease of $1.1 million or 10%. The Clinical Services expense decreased $0.1 million due to the impact of cost savings initiatives undertaken throughout our fiscal year that ended July 31, 2020. The Life Sciences Products expense decreased $0.3 million due to the impact of cost savings initiatives lower travel expenses, and amortization of intangibles. The Other segment decreased $0.7 million primarily for lower self-insured healthcare benefit costs and professional fees.

Legal and related expenses were $0.6 million during the 2021 period compared to $1.7 million in the 2020 period, a decrease of $1.1 million or 62% year-over-year. In the 2020 period, we recorded $0.8 million in legal and related expenses as a result of a settlement agreement and release with a third-party payer whereby the parties agreed that the $0.8 million previously withheld by the payer fully and completely satisfied the dispute. In addition, legal expense associated with other legal activity including costs associated with on-going litigation and contract disputes decreased $0.3 million due to the timing of activities.

Interest expense, net was $0.1 million in the 2021 period versus income, net of $0.2 million in the 2020 period and represents interest on cash and cash equivalents net of interest expense, primarily on a mortgage. During the 2021 period, the amount of investable cash was lower as were interest rates earned on deposits compared to the 2020 period. Due to the actions by the Federal Reserve to cut its target interest rates near zero in response to COVID-19, we expect there will be substantially little, if any, interest earned on our cash and cash equivalents for the foreseeable future.

The foreign currency revaluation loss recognized by the Life Sciences Products segment during the 2021 period was $0.2 million compared to a gain of $0.2 million in the 2020 period, an unfavorable variance of $0.4 million. The revaluation loss was due to the depreciation of the British pound and Swiss franc versus the U.S. dollar as of the end of the 2021 period. The British pound had appreciated versus the U.S. dollar as of the end of the 2020 period.

Liquidity and Capital Resources

At October 31, 2020, the Company had cash and cash equivalents of $45.9 million of which $1.1 million was in foreign accounts, as compared to cash and cash equivalents of $47.9 million, of which $0.9 million was in foreign accounts at July 31, 2020. It is the Company’s current intent to permanently reinvest these foreign funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $36.7 million at October 31, 2020, an increase of $0.7 million, compared to $36.0 million at July 31, 2020. The increase in working capital was primarily due to increases in current assets such as accounts receivable and inventories, partially offset by a decrease in cash and an increase in accrued liabilities during the three months ended October 31, 2020.

Net cash used in operating activities during the fiscal 2021 period was approximately $1.2 million as compared to $2.1 million during the fiscal 2020 period, a decrease of approximately $0.9 million. The net cash used in the 2021 period was due primarily to the net income of $0.3 million and non-cash expenses of approximately $1.2 million which were more than offset by a net increase of $2.7 million in operating assets and liabilities including, but not limited to, accounts receivable and inventories. The net cash used in the 2020 period was due primarily to a net loss of $7.7 million and depreciation and amortization of $0.7 million partially offset by a net decrease of $4.6 million in operating assets and liabilities.

Net cash used in investing activities in fiscal 2021 was approximately $0.6 million as compared to $0.3 million in the 2020 period, an increase of $0.3 million, all for increases in capital expenditures. Cash used in financing activities in fiscal 2021 was approximately $0.1 million as compared to $0.2 million in fiscal 2020 and were for payments related to a mortgage and finance leases.

As of October 31, 2020, we have a $7.0 million loan from the Small Business Administration Paycheck Protection Program (PPP) loan we received during the fiscal year ended July 31, 2020. The PPP loan bears interest of 1% per annum. All or a portion of the PPP Loan, including interest, could be forgiven by the SBA by applying for forgiveness and providing acceptable documentation that demonstrates the funds were used as required by the terms of forgiveness and in accordance with the SBA’s requirements. Due to complexities with respect to loan forgiveness calculations and government pronouncements with respect to expenditure eligibility, we did not recognize any loan forgiveness as of October 31, 2020 and have classified the loan as other short term debt as we expect to earn loan forgiveness on most, if not all of the loan in less than a year. See Note 10 in the notes to consolidated financial statements.

As of October 31, 2020 we have a long term mortgage principal balance of $4.0 million entered into for the purchase of a building facility, which bears a fixed interest rate of 5.09% per annum. It requires monthly mortgage payments of $30. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security, which is included in other assets as of October 31 2020. Effective October 19, 2020, the Company and the mortgagee had agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace that covenant with a liquidity covenant. The liquidity covenant requires that we own and maintain at all times, and throughout the remaining term of the loan, at least $25 million of liquid assets, defined as time deposits, money market accounts and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. As of October 31, 2020, the Company was in compliance with financial and liquidity covenants related to this mortgage.

The Company believes that its current cash and cash equivalents level, and utilization of the Controlled Equity Offering program if necessary, as disclosed in Note 10 in the Notes to Consolidated Financial Statements are sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through equity offerings or other sources. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of our Form 10-K for the year ended July 31, 2020, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2020. Management is not aware of any material claims, disputes or settled matters concerning third party reimbursement that would have a material effect on our financial statements, except as disclosed in Note 12 to the Consolidated Financial Statements.

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

During the three months ended October 31, 2020 and 2019, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 83.7% and 88.3%, respectively, of gross billings. respectively. In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of molecular tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical services revenues of approximately $1.3 million and $1.1 million for the three months periods ended October 31, 2020 and 2019 respectively, and a change in the net accounts receivable of approximately $0.7 million as of October 31, 2020.

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

The following is a table of the Company’s net accounts receivable by services and by products. Net receivables for Clinical Services are detailed by billing category and as a percent to its total net receivables. At October 31, 2020 and July 31, 2020, approximately 70% of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities.

The accounts receivable balance for Life Science products includes foreign receivables of $1.2 million or 33% and $1.0 million or 34% of its total receivables as of October 31, 2020 and July 31, 2020, respectively.

Net accounts receivable

Billing category	As of October 31, 2020		As of July 31, 2020
Clinical Services
Third party payers	$3,990	48%	$2,455	40%
Patient self-pay	2,641	31	2,044	33
Medicare	1,551	18	884	14
HMO’s	233	3	797	13
Total Clinical Services	8,415	100%	6,180	100%
Total Life Sciences	3,636		2,961
Total accounts receivable – net	$12,051		$9,141

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

The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate patient information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. As of October 31, 2020, approximately 18% of Clinical Labs receivables are from one payer.

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

As of October 31, 2020	Total	%	Third Party Payers	%	Medicare	%	Self-Pay	%	HMO’s	%
1-30 days	$22,293	35	$13,777	36	$3,956	30	$1,756	22	$2,804	68
31-60 days	10,963	17	6,361	17	2,102	16	1,773	22	727	18
61-90 days	7,582	12	4,616	12	1,289	10	1,430	18	247	6
91-120 days	5,897	9	3,343	9	1,183	9	1,122	14	249	6
121-150 days	4,283	7	2,587	7	890	7	757	9	49	1
Greater than 150 days	12,149	19	7,239	19	3,719	28	1,170	15	21	1
Totals	$63,167	100%	$37,923	100%	$13,139	100%	$8,008	100%	$4,097	100%

As of July 31, 2020	Total	%	Third Party Payers	%	Medicare	%	Self-Pay	%	HMO’s	%
1-30 days	$21,074	44	$13,620	46	$3,897	42	$1,769	27	$1,788	94
31-60 days	7,080	15	4,588	15	1,081	12	1,307	20	104	5
61-90 days	3,616	8	2,358	9	618	7	632	10	8	1
91-120 days	1,474	3	940	3	243	3	284	4	7	—
121-150 days	2,614	6	1,594	5	367	4	649	10	4	—
Greater than 150 days	11,506	24	6,518	22	3,051	32	1,936	29	1	—
Totals	$47,364	100%	$29,618	100%	$9,257	100%	$6,577	100%	$1,912	100%

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

On at least an annual basis, we perform a review of our business to determine if events or changes in circumstances have occurred that indicate that it is more likely than not that the carrying amount of an asset group, including long lived assets such as right of use assets, is not recoverable. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of such long lived assets and record any noted impairment loss. Should the impact of the COVID-19 pandemic become significantly worse than currently expected, it is possible that we could incur impairment charges on long lived assets in the future.

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

On at least an annual basis, we perform a review of our business to determine if events or changes in circumstances have occurred that indicate that it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying value. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill and record any noted impairment loss. Should the impact of the COVID-19 pandemic become significantly worse than currently expected, it is possible that we could incur impairment charges in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates resulting from acquisitions with foreign locations (See Item 1A. Risk Factors section of the Form 10-K for the fiscal year ended July 31, 2020) that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at October 31, 2020, our assets and liabilities would decrease by $0.4 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $1.0 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.7 million on an annual basis.

Interest Rate Risk

As of October 31, 2020, we have fixed interest rate financing on a building mortgage, equipment finance leases, and the PPP loan from the SBA.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2020 filed with the Securities and Exchange Commission, other than as noted in Note 12 to the Consolidated Financial Statements as of October 31, 2020.

Item 1A. Risk Factors

 There has been no material changes from the risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: December 11, 2020	by:	/s/ David Bench
Chief Financial Officer and Principal Accounting Officer