Form 10-Q
period 2021-01-31
ENZO BIOCHEM INC
filed 2021-03-16
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

As of March 8, 2021, the Registrant had 48,228,567 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
January 31, 2021

 Part 1 Financial Information

 Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 31, 2021
ASSETS	(unaudited)	July 31,2020
Current assets:
Cash and cash equivalents	$44,536	$47,865
Accounts receivable, net	12,095	9,141
Inventories	9,258	7,784
Prepaid expenses	3,994	3,975
Total current assets	69,883	68,765

Property, plant, and equipment, net	14,463	14,482
Right-of-use assets	18,459	19,916
Goodwill	7,452	7,452
Intangible assets, net	393	538
Other, including restricted cash of $750	1,381	1,385
Total assets	$112,031	$112,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	4,432	8,503
Accrued liabilities	14,589	12,833
Current portion of operating lease liabilities	3,680	4,121
Other current liabilities and finance leases short term	248	344
Other short term debt	7,000	7,000
Total current liabilities	29,949	32,801

Other liabilities and finance leases long term	155	192
Operating lease liabilities, non-current	15,710	16,679
Long term debt - net	4,428	4,485
Total liabilities	$50,242	$54,157

Commitments and contingencies – see Note 12

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	-	-
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 48,227,750 at January 31, 2021 and 47,895,050 at July 31, 2020	482	479
Additional paid-in capital	335,688	334,473
Accumulated deficit	(275,651)	(278,252)
Accumulated other comprehensive income	1,270	1,681
Total stockholders’ equity	61,789	58,381

Total liabilities and stockholders’ equity	$112,031	$112,538

 The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Revenues	$31,466	$19,384	$60,121	$39,591

Operating costs and expenses:
Cost of revenues	15,645	13,575	32,403	28,096
Research and development	806	1,065	1,552	2,119
Selling, general and administrative	11,013	10,693	21,027	21,832
Legal and related expense	2,292	2,060	2,932	3,756
Total operating costs and expenses	29,756	27,393	57,914	55,803

Operating income (loss)	1,710	(8,009)	2,207	(16,212)

Other income (expense):
Interest, net	(49)	171	(100)	408
Other	16	72	33	199
Foreign exchange gain	625	79	461	270
Total other income (expense)	592	322	394	877

Income (loss) before income taxes	2,302	(7,687)	2,601	(15,335)
Income taxes	-	-	-	-
Net income (loss)	$2,302	$(7,687)	$2,601	$(15,335)

Net income (loss) per common share:
Basic	$0.05	$(0.16)	$0.05	$(0.32)
Diluted	$0.05	$(0.16)	$0.05	$(0.32)

Weighted average common shares outstanding:
Basic	48,006	47,557	47,951	47,557
Diluted	48,053	47,557	47,973	47,557

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Net income (loss)	$2,302	$(7,687)	$2,601	$(15,335)
Other comprehensive loss:
Foreign currency translation adjustments	(582)	(83)	(411)	(354)
Comprehensive income (loss)	$1,720	$(7,770)	$2,190	$(15,689)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended January 31, 2021 and 2020
(unaudited)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at October 31, 2020	47,895,050	$479	$334,640	$(277,953)	$1,852	$59,018
Net income for the period ended January 31, 2021	—	—	—	2,302	—	2,302
Share-based compensation charges	—	—	176	—	—	176
Issuance of common stock for bonus payments	332,700	3	872	—	—	875
Foreign currency translation adjustments	—	—	—	—	(582)	(582)
Balance at January 31, 2021	48,227,750	$482	$335,688	$(275,651)	$1,270	$61,789

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at October 31, 2019	47,556,807	$476	$332,923	$(257,380)	$2,309	$78,328
Net (loss) for the period ended January 31, 2020	-	-	-	(7,687)	-	(7,687)
Share-based compensation charges	-	-	302	-	-	302
Vesting of restricted stock	811	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	(83)	(83)
Balance at January 31, 2020	47,557,618	$476	$333,225	$(265,067)	$2,226	$70,860

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended January 31, 2021 and 2020
(unaudited)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2020	47,895,050	$479	$334,473	$(278,252)	$1,681	$58,381
Net income for the period ended January 31, 2021	-	-	-	2,601	-	2,601
Share-based compensation charges	-	-	343	-	-	343
Issuance of common stock for bonus payments	332,700	3	872	-	-	875
Foreign currency translation adjustments	-	-	-	-	(411)	(411)
Balance at January 31, 2021	48,227,750	$482	$335,688	$(275,651)	$1,270	$61,789

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2019	47,556,807	$476	$332,704	$(249,732)	$2,580	$86,028
Net (loss) for the period ended January 31, 2020	-	-	-	(15,335)	-	(15,335)
Share-based compensation charges	-	-	521	-	-	521
Vesting of restricted stock	811	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	(354)	(354)
Balance at January 31, 2020	47,557,618	$476	$333,225	$(265,067)	$2,226	$70,860

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended January 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,601	$(15,335)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,144	1,142
Amortization of intangible assets	151	292
Share-based compensation charges	343	521
Accrual for share-based 401(k) employer match expense	423	413
Foreign exchange (gain)	(504)	(319)

Changes in operating assets and liabilities:
Accounts receivable	(2,892)	1,848
Inventories	(1,392)	368
Prepaid expenses and other assets	(62)	98
Accounts payable – trade	(4,062)	877
Accrued liabilities, other current liabilities and other liabilities	2,222	2,104
Total adjustments	(4,629)	7,344

Net cash used in operating activities	(2,028)	(7,991)

Cash flows from investing activities:
Capital expenditures	(1,123)	(434)
Net cash used in investing activities	(1,123)	(434)

Cash flows from financing activities:
Repayments under mortgage agreement and finance leases	(207)	(229)
Net cash used in financing activities	(207)	(229)

Effect of exchange rate changes on cash and cash equivalents	29	10

Decrease in cash and cash equivalents and restricted cash	(3,329)	(8,644)
Cash and cash equivalents and restricted cash - beginning of period	48,615	60,896
Total cash and cash equivalents and restricted cash - end of period	$45,286	$52,252

The composition of total cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	$44,536	$51,502
Restricted cash included in other assets	750	750
Total cash and cash equivalents and restricted cash	$45,286	$52,252

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2021
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics, Enzo Realty LLC and Enzo Realty II LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The Company has three reportable segments: Clinical Services, Products, and Therapeutics. The consolidated balance sheet as of January 31, 2021, the consolidated statements of operations, comprehensive income (loss) and stockholders’ equity for the three and six months ended January 31, 2021, and the consolidated statements of cash flows for the six months ended January 31, 2021 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the fiscal year ended July 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2020 has been derived from the audited financial statements at that date. The results of operations for the six months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021.

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

The extent to which our businesses may be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and the emergence of variants, its treatment with authorized vaccines and vaccines in various stages of development and federal approval, and related work and travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted at this time. Global supply chain issues due to the pandemic hamper both the manufacturing of products within the life science division as well as testing capabilities in the clinical laboratory.

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

The extent to which the COVID-19 pandemic impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including, but not limited to, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of January 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s patient self-pay revenue concessions and credit losses in the Clinical Services segment, accounts receivable, inventories and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Effect of New Accounting Pronouncements

Pronouncements Issued but Not Yet Adopted

In June 2016, FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326). This standard, as amended, changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. Adoption of this standard is required for our annual and interim periods beginning August 1, 2023 as long as we continue to qualify as a smaller reporting company at the end of fiscal 2022, and must be adopted using a modified retrospective transition approach. We are currently assessing the impact of the adoption of this standard on our results of operations, financial position and cash flows.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in the ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this ASU are required for our annual and interim periods beginning August 1, 2021. The adoption of the amendments in this ASU is not expected to have a material impact on our consolidated results of operations, financial position or cash flows

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Concentration Risk

Other than the Medicare program, two providers whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 35% and 34% of Clinical Services net revenue for the three and six month periods ended January 31, 2021. These two providers represent approximately 33% of Clinical Services net revenue for each of the three and six month periods ended January 31, 2020

Income Taxes

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

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. For the three and six months ended January 31, 2021, approximately 47,000 and 23,000 weighted average stock options respectively were included in the calculation of diluted weighted average shares outstanding. As a result of the net loss for the three and six months ended January 31, 2020, diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options, unearned performance stock units and unvested restricted stock because to do so would be antidilutive. For the three and six months ended January 31, 2020, approximately zero and 64,000 of potential common shares (“in the money options”) and unvested restricted stock respectively, were excluded from the calculation of diluted earnings per share.

For the three and six months ended January 31, 2021, the effect of approximately 2,264,000 and 2,122,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive. For the three and six months ended January 31, 2020, the effect of approximately 1,897,000 and 1,606,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive.

Note 3 – Revenue Recognition

Clinical Services Revenue

Service revenues in the Company’s clinical services business accounted for approximately 75% and 64% of the Company’s total revenues for the six months ended January 31, 2021 and 2020, and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

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

The following table represents clinical services net revenues and percentages by type of customer:

	Three months ended January 31, 2021		Three months ended January 31, 2020
Revenue category
Third-party payer	$15,023	63%	$6,404	51%
Medicare	3,910	16	3,025	24
Patient self-pay	1,997	8	1,447	12
HMO’s	3,058	13	1,637	13
Total	$23,988	100%	$12,513	100%

	Six months ended January 31, 2021		Six months ended January 31, 2020
Revenue category
Third-party payer	$27,503	61%	$12,796	51%
Medicare	7,313	16	6,178	24
Patient self-pay	4,556	10	2,966	12
HMO’s	5,839	13	3,353	13
Total	$45,211	100%	$25,293	100%

For six months ended January 31, 2021 and 2020, all of the Company’s clinical services revenues were generated within the United States.

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

Products revenue by geography is as follows:	Three Months Ended January 31		Six Months Ended January 31
	2021	2020	2021	2020
United States	$3,524	$3,807	$7,469	$8,331
Europe	2,635	2,066	5,066	3,975
Asia Pacific	1,319	998	2,375	1,992
Products revenue	$7,478	$6,871	$14,910	$14,298

Note 4 - Supplemental disclosure for statement of cash flows

In the six months ended January 31, 2021 and 2020, interest paid by the Company was $123 and $136, respectively.

For the six months ended January 31, 2021 and 2020, the net reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was $48 and $91, respectively. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

In January 2021, the Company issued 332,700 shares of common stock to two senior executives in settlement of their accrued bonuses totaling $875.

 Note 5 – Inventories

Inventories consist of the following at January 31:

	January 31, 2021	July 31, 2020
Raw materials	$1,266	$1,019
Work in process	2,561	2,587
Finished products	5,431	4,178
	$9,258	$7,784

Note 6 – Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Laboratory Services segment and is $7,452 as of January 31, 2021 and 2020.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2020	$27,686	$(27,148)	$538
Amortization expense	-	(151)	(151)
Foreign currency translation	168	(162)	6
January 31, 2021	$27,854	$(27,461)	$393

Intangible assets, all finite-lived, consist of the following:

	January 31, 2021			July 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(11,023)	$4	$11,027	(11,014)	$13
Customer relationships	12,095	(11,706)	389	12,003	(11,478)	525
Website and acquired content	1,028	(1,028)	-	1,022	(1,022)	-
Licensed technology and other	492	(492)	-	483	(483)	-
Trademarks	3,212	(3,212)	-	3,151	(3,151)	-
Total	$27,854	$(27,461)	$393	$27,686	(27,148)	$538

At January 31, 2021, information with respect to acquired intangibles is as follows:	Useful life assigned	Weighted average remaining useful life
Customer relationships	8 -15 years	1 year

At January 31, 2021, the weighted average remaining useful life of all intangible assets was approximately two years.

Note 7 – Long term debt

In connection with the purchase of our new facility in November 2018, a wholly-owned subsidiary (the “mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4,500 for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $72 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $57 at January 31, 2021. At January 31, 2021, the balance owed by the subsidiary under the mortgage agreement was $4.2 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of January 31, 2021. We assumed from the seller an operating lease for a tenant at the facility which expired on June 30, 2020. Rental income from the assumed lease for the three and six months ended January 31, 2020 is included in Other income.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial and liquidity covenants. As of January 31, 2021, the Company was in compliance with those covenants. The liquidity covenant requires that we own and maintain at all times and throughout the remaining term of the loan at least $25 million of liquid assets, defined as time deposits, money market accounts, commercial paper and obligations issued by the U.S. government or any of its agencies.

In April 2020, our subsidiary in Switzerland received a loan of CHF 0.4 million ($0.4 million, based on the foreign exchange rate as of January 31, 2021) from the Swiss government under the “Corona Krise” emergency loan program in response to the pandemic. This loan is uncollateralized, bears 0% interest, is due in 5 years, and may be repaid at any time. This loan is included in long term debt – net as of January 31, 2021.

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

The PPP Loan matures on April 17, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. Interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic. All or a portion of the PPP Loan, including interest, could be forgiven by the SBA by applying for forgiveness and providing acceptable documentation that demonstrates the funds were used as required by the terms of forgiveness and in accordance with the SBA’s requirements. Due to complexities with respect to loan forgiveness calculations and government pronouncements with respect to expenditure eligibility, we did not recognize any loan forgiveness as of January 31, 2021 and have classified the loan as other short term debt as we expect to earn loan forgiveness on most, if not all of the loan in less than a year, and have accrued no interest. The SBA intends to audit loans in excess of $2.0 million. The SBA also has announced its intention to require businesses that received loans in excess of $2 million to complete a loan necessity questionnaire to evaluate the good faith certification made on their PPP applications that economic uncertainty made their loan request necessary to support ongoing operations. No assurance can be given that we will obtain forgiveness of the PPP loan in whole or in part. We expect to apply for PPP loan forgiveness with the SBA through our intermediary lending bank in March 2021.

Minimum future annual principal payments under these agreements as of January 31, 2021 are as follows:

July 31,	Total
2021	$7,074
2022	152
2023	160
2024	167
2025	604
Thereafter	3,476
Total principal payments	11,633
Less: current portion, included in other current liabilities and other short term debt	(7,148)
Unamortized mortgage cost	(57)
Long term debt - net	$4,428

Note 8 - Leases

The Company adopted ASU No. 2016-02 “Leases (Topic 842)”, which requires leases with durations greater than twelve months to be recognized on the balance sheet, using the modified retrospective approach as of August 1, 2019.

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

Leases	Balance Sheet Classification	January 31, 2021
Assets
Operating	Right-of-use assets	$18,459
Finance	Property, plant and equipment, net (a)	286
Total lease assets		$18,745

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$3,680
Finance	Finance leases short term	66

Non-current:
Operating	Operating lease liabilities, non-current	15,710
Finance	Other liabilities and finance leases long term	155
Total lease liabilities		$19,611

(a)	Accumulated amortization of finance lease assets was approximately $1.1 million as of January 31, 2021.

Components of lease cost were as follows:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Operating lease cost	$1,515	$1,474	$2,994	$2,948
Finance lease cost:
Amortization of leased assets	33	60	99	115
Interest on lease liabilities	4	22	9	34
Total lease cost	$1,552	$1,556	$3,102	$3,097

The maturity of the Company’s lease liabilities as of January 31, 2021 is as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases	Finance leases	Total
2021	$2,436	$44	$2,480
2022	4,017	88	4,105
2023	3,318	88	3,406
2024	3,173	22	3,195
2025	3,145	—	3,145
Thereafter	6,370	—	6,370
Total lease payments	22,459	242	22,701
Less: Interest (a)	(3,069)	(21)	(3,090)
Present value of lease liabilities	$19,390	$221	$19,611

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the six months ended January 31, 2021 were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years):
Operating leases	5.9 years
Finance leases	2.9 years

Weighted-average discount rate:
Operating leases	4.95%
Finance leases	9.02%

See Note 4 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the six months ended January 31, 2021.

Note 9 – Accrued Liabilities

At January 31, accrued liabilities consist of:

	January 31, 2021	July 31, 2020
Payroll, benefits, and commissions	$5,601	$5,227
Professional fees	704	710
Legal	3,638	2,647
Deferred revenue – CARES Act Advance Payment	2,526	2,526
Other	2,120	1,723
	$14,589	$12,833

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

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of January 31, 2021, the Company has established a reserve of $349, which is included in accrued liabilities, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

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

During the six months ended January 31, 2021 and 2020, the Company did not sell any shares of Common Stock under the Sales Agreement.

 Share-based compensation

In January 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) for the issuance of equity awards, including, among others, options, restricted stock and restricted stock units for up to 3,000,000 shares of common stock. On January 5, 2018, the Company’s stockholders approved the amendment and restatement of the 2011 Plan (the “Amended and Restated 2011 Plan”) to increase the number of shares of common stock available for grant under the 2011 Plan by 2,000,000 shares of common stock bringing the total number of shares available for grant to 5,000,000 shares of common stock. On October 7, 2020, the Company’s Board of Directors approved the amendment and restatement of the Amended and Restated 2011 Plan, with an effective date of October 7, 2020 and subject to approval by the Company’s stockholders at the 2020 annual meeting of stockholders of the Company. The amendment and restatement of the Amended and Restated 2011 Plan was for purposes of, among other things, (i) increasing the shares of common stock available for grant under the Amended and Restated 2011 Plan by an additional 4,000,000 shares of common stock bringing the total number of shares available for grant to 9,000,000 shares of common stock and (ii) extending the term of the Amended and Restated 2011 Plan until October 7, 2030. In January 2021, the Company’s stockholders approved the amendment and restatement of the Amended and Restated 2011 Plan.

The exercise price of options granted under the Amended and Restated 2011 Plan, as amended and restated, is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan, as amended and restated, will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan, as amended and restated, will remain in effect until they have been exercised or terminated, or have expired. As of January 31, 2021, there were approximately 4,623,000 shares of common stock available for grant under the Amended and Restated 2011 Plan, as amended and restated.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Stock options	$175	$301	$341	$518
Restricted stock	1	1	2	3
	$176	$302	$343	$521

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
Selling, general and administrative	$162	$302	$316	$521
Cost of revenues	14	-	27	-
	$176	$302	$343	$521

No excess tax benefits were recognized during the six month periods ended January 31, 2021 and 2020.

Stock Option Plans

The following table summarizes stock option activity during the six month period ended January 31, 2021:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2020	2,636,496		$4.05
Awarded	543,104		$2.57
Exercised	—				$
Expired or forfeited	(408,539)		$2.91
Outstanding at end of period	2,771,061		$3.80	3.0 years		$114
Exercisable at end of period	1,566,259	$		1.9 years	$

As of January 31, 2021, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $1,079 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately nineteen months.

The intrinsic value of in the money stock option awards at the end of the period represents the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options.

Performance Stock Units

To better align the long-term interest of executives with growing U.S. practices, beginning in fiscal 2018, the Company’s board of directors approved long-term incentive awards in the form of performance-based stock units (“Performance Stock Units” or “PSUs”) in addition to time based stock options. The PSUs earned will be determined over a three-year performance period. The primary performance metrics will be revenue and Adjusted EBITDA growth. Payouts based on revenue and adjusted EBITDA goals will be modified based on Total Shareholder Return (“TSR”) performance relative to Enzo’s peer group.

During the fiscal years ended 2020, 2019 and 2018, the Company’s board of directors approved the award of PSUs to its executive officers, whose established grant dates are in the table below. These awards provide for the grant of shares of our common stock at the end of a three–year period based on the achievement of average revenue growth and adjusted EBITDA growth over that period. During the six months ended January 31, 2021, one former executive forfeited a total of 6,000 PSUs. During the six months ended January 31, 2020, one former executive forfeited a total of 14,500 PSUs. As of January 31, 2021, the Company did not accrue any compensation expense for the outstanding PSU’s. There were no PSU awards approved by the Company’s board of directors through the six months ended January 31, 2021.

The following table summarizes PSU’s granted and outstanding as of January 31, 2021:

Grant Date	Total Grant	Forfeitures	Outstanding	Fair Market Value At Grant Date (000s)
10/15/2018	32,000	(6,000)	26,000	$107
10/15/2019	80,500	(14,500)	66,000	$222
10/19/2020	98,600	-	98,600	$207

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2021	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$23,988	$7,478	-	-	$31,466

Operating costs and expenses:
Cost of revenues	11,708	3,937	-	-	15,645
Research and development	160	633	$13	-	806
Selling, general and administrative	6,425	2,593	16	$1,979	11,013
Legal and related expenses	71	1	-	2,220	2,292
Total operating costs and expenses	18,364	7,164	29	4,199	29,756

Operating income (loss)	5,624	314	(29)	(4,199)	1,710

Other income (expense):
Interest	(4)	8	-	(53)	(49)
Other	14	2	-	-	16
Foreign exchange gain	-	625	-	-	625
Net income (loss)	$5,634	$949	$(29)	$(4,252)	$2,302

Depreciation and amortization included above	$381	$188	$-	$66	$635

Share-based compensation included in above:
Selling, general and administrative	10	16	-	136	162
Cost of revenues	14	-	-	-	14
Total	$24	$16	$-	$136	$176

Capital expenditures	$341	$154	$-	$11	$506

Three months ended January 31, 2020	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$12,513	$6,871	-	-	$19,384

Operating costs and expenses:
Cost of revenues	10,243	3,332	-	-	13,575
Research and development	373	503	189	-	1,065
Selling, general and administrative	5,895	2,530	-	2,268	10,693
Legal fee expense	38	1	-	2,021	2,060
Total operating costs and expenses	16,549	6,366	189	4,289	27,393

Operating income (loss)	(4,036)	505	(189)	(4,289)	(8,009)

Other income (expense):
Interest	(10)	16	-	165	171
Other	16	7	-	49	72
Foreign exchange gain	-	79	-	-	79
Net (loss) income	$(4,030)	607	(189)	(4,075)	(7,687)

Depreciation and amortization included above	$392	253	-	65	710

Share-based compensation included in above:
Selling, general and administrative	33	22	-	247	302
Total	$33	22	-	247	302

Capital expenditures	$142	18	-	-	160

Six months ended January 31, 2021	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$45,211	$14,910	-	-	$60,121

Operating costs and expenses:
Cost of revenues	24,703	7,700	-	-	32,403
Research and development	281	1,225	$46	-	1,552
Selling, general and administrative	12,523	5,038	33	$3,433	21,027
Legal and related expenses	96	6	-	2,830	2,932
Total operating costs and expenses	37,603	13,969	79	6,263	57,914

Operating income (loss)	7,608	941	(79)	(6,263)	2,207

Other income (expense):
Interest	(10)	18	-	(108)	(100)
Other	29	4	-	-	33
Foreign exchange gain		461	-	-	461
Net income (loss)	$7,627	$1,424	$(79)	$(6,371)	$2,601

Depreciation and amortization included above	$790	$373	$-	$132	$1,295

Share-based compensation included in above:
Selling, general and administrative	19	32	-	265	316
Cost of revenues	27	-	-	-	27
Total	$46	$32	$-	$265	$343

Capital expenditures	$881	$198	$-	$44	$1,123

Six months ended January 31, 2020	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$25,293	$14,298	-	-	$39,591

Operating costs and expenses:
Cost of revenues	21,218	6,878	-	-	28,096
Research and development	723	1,019	$377	-	2,119
Selling, general and administrative	12,110	5,287	-	$4,435	21,832
Legal and related expenses	88	1	-	3,667	3,756
Total operating costs and expenses	34,139	13,185	377	8,102	55,803

Operating income (loss)	(8,846)	1,113	(377)	(8,102)	(16,212)

Other income (expense):
Interest	(22)	34	-	396	408
Other	19	(5)	-	185	199
Foreign exchange gain	-	270	-	-	270
Net income (loss)	$(8,849)	$1,412	$(377)	$(7,521)	$(15,335)

Depreciation and amortization included above	$801	$503	$-	$130	$1,434

Share-based compensation included in above:
Selling, general and administrative.	67	44	-	410	521
Total	$67	$44	$-	$410	$521

Capital expenditures	$289	$145	$-	$-	$434

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

On November 27, 2020, the Company brought an action in the United States District Court for the Southern District of New York against Harbert Discovery Fund, LP, Harbert Discovery Co-Investment Fund I, LP, Harbert Fund Advisors, Inc., Harbert Management Corp. and Kenan Lucas. The Company alleges the defendants made false and misleading representations, or omitted to state material facts necessary to make their statements not misleading, in proxy materials they disseminated seeking the election to the Company’s Board of Directors at its 2019 Annual Meeting of two candidates they nominated, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder. The Company seeks damages and injunctive relief. Defendants have filed a motion to dismiss. The Company has filed its opposition to that motion.

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

In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign currency rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, impacts of the COVID-19 pandemic and measures we have taken in response, and financial results. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the July 31, 2020 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results.

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

In the second quarter of our fiscal year ending July 31, 2021, while non-COVID-19 accessions did not return to prior year levels, we continued to see non-COVID-19 accession volume rebound. With the addition of COVID-19 testing, total accession volume for the fiscal second quarter ended January 31, 2021 exceeded accession volume in both the sequential or first fiscal quarter ended October 31, 2020 and the prior year fiscal second quarter ended January 31, 2020. However, it is too early to determine the long term significance of the positive impact from increased testing and the Company’s proprietary product offerings on revenue, profitability and cash flow.

The extent to which our businesses may be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and the emergence of variants, its treatment with authorized vaccines and vaccines in various stages of development and federal approval, and related work and travel advisories and restrictions, all of which are highly uncertain and cannot be reasonably predicted at this time. Global supply chain issues due to the pandemic hamper both the manufacturing of products within the life science division as well as testing capabilities in the clinical laboratory.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

In March 2020, in response to the COVID-19 pandemic, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures. The CARES Act also includes a number of benefits that are applicable to us and other healthcare providers including, but not limited to:

•	Providing clinical laboratories a one-year reprieve from the Centers for Medicare and Medicaid Services (CMS) private payer prices reporting requirements under the Protecting Access to Medicare Act (“PAMA”) as well as a one-year delay of a reimbursement rate reduction of 15% for clinical laboratory services provided under Medicare that was scheduled to take place starting January 1, 2021. Further revisions of the Medicare Clinical Laboratory Fee Schedule (CLFS) for calendar years after 2021 will be based on future surveys of private payer market rates. Medicare and Medicaid reimbursement reduction for calendar years 2022-2024 is capped by PAMA at 15% annually, which we estimate could then negatively impact our annualized Medicare and Medicaid revenues by $2.4 million. In this regard, the American Clinical Laboratory Association (ACLA) has filed a federal civil action challenging the legal basis for the private payer data collection methodology CMS used to derive the data from which median prices were calculated. ACLA continues to work with Congress on potential legislative reform of PAMA, which if adopted could reduce the negative impact of PAMA as currently implemented by CMS. The long-term effect of these efforts on Medicare CLFS rates is not determinable

•	Appropriating $100 billion to health care providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. In April 2020, we received from Medicare a CARES Act Relief Payment grant of approximately $750 from the initial tranche and in July 2020 we received a second grant of approximately $750.

•	Allocated $349 billion to small businesses as Payment Protection Program (PPP) loans through the Small Business Administration (SBA). In April 2020, we received approximately $7.0 million from the initial tranche of this program.

•	Providing an advance on testing services payments which can be either paid back at any time or earned back starting one year from receipt. In April 2020 we applied for and received a Medicare advance payment of $2.5 million.

•	Suspending Medicare sequestration from May 2020 to December 2020. We estimate that the suspension of Medicare sequestration resulted in a small benefit to us in the form of higher reimbursement rates for diagnostic testing services performed on behalf of Medicare beneficiaries.

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

Results of Operations

Three months ended January 31, 2021 compared to January 31, 2020
(in 000s)

Comparative Financial Data for the Three Months Ended January 31,

	2021	2020	Favorable (Unfavorable)	% Change

Revenues	$31,466	$19,384	$12,082	62

Operating costs and expenses:
Cost of revenues	15,645	13,575	(2,070)	(15)
Research and development	806	1,065	259	24
Selling, general and administrative	11,013	10,693	(320)	(3)
Legal and related expenses	2,292	2,060	(232)	(11)
Total operating costs and expenses	29,756	27,393	(2,363)	(9)

Operating income (loss)	1,710	(8,009)	9,719	**

Other income (expense):
Interest	(49)	171	(220)	**
Other	16	72	(56)	(78)
Foreign currency gain	625	79	546	**
Total other income	592	322	270	84

Net income (loss)	$2,302	$(7,687)	$9,989	**

Net income (loss) per common share:
Basic	$0.05	$(0.16)
Diluted	$0.05	$(0.16)
Weighted average common shares outstanding:
Basic	48,006	47,557
Diluted	48,053	47,557

** not meaningful

Consolidated Results:

The “2021 period” and the “2020 period” refer to the three months ended January 31, 2021 and January 31, 2020, respectively, which represent the second quarters of the Company’s fiscal year ending July 31.

Impacts of COVID-19

In July 2020, Enzo was granted FDA Emergency Use Authorization (EUA) for its molecular diagnostic and serological testing for COVID-19 and related antibody testing options. Enzo’s innovations include virus-inactivating specimen collection media to lessen transmission risks for healthcare providers and clinical laboratory personnel, the development of more relevant positive controls for the tests, and improved sensitivity. In the fourth quarter of our fiscal year ended July 31, 2020, while accessions in our Clinical Services segment did not return to prior year levels, we continued to see accession volume rebound. In that fourth quarter we partnered with pharmacies and state universities across New York State to provide COVID-19 testing. Due to the continuing effects of the pandemic, accession volume in the 2021 period exceeded accession volume in the sequential first fiscal quarter ended October 31, 2020 and the 2020 period due to COVID-19 testing, offsetting reductions in non-COVID-19 accessions due to the restrictive effects of COVID-19. At this time it is too early to determine the long term significance of the positive impact from increased COVID-19 testing and the Company’s proprietary product offerings on revenue, profitability and cash flow.

Clinical Services revenues for the 2021 period were $24.0 million compared to $12.5 million in the 2020 period, an increase of $11.5 million or 92% year-over-year. Due to COVID-19, diagnostic testing volume measured by the total number of accessions for all our testing services increased 66% period over period, resulting in the 2021 period’s revenue increase. COVID-19 testing services have higher reimbursement rates than our core testing resulting in an improvement in our overall liquidation rate for collections.

COVID-19 testing offset the impact of the period over period decline in core testing volume as a result of the restrictive effects of COVID-19. Estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. The effect of PAMA directly negatively impacted reimbursements from Medicare and Medicaid in the 2021 and 2020 periods by approximately $0.4 million and $0.3 million, respectively.

Product revenues were $7.5 million in the 2021 period and $6.9 million in the 2020 period, an increase of $0.6 million or 9%. The negative effect of COVID-19 related government policies intended to reduce the spread of the pandemic impacted our Products revenues in the U.S. markets more than in markets in the rest of the world. In the 2021 period, the revenue decline in the U.S. market was fully offset by an increase in revenues sourced from markets outside the U.S., due to their improvement in infections rates and a rebound in demand.

The cost of Clinical Services was $11.7 million in the 2021 period and $10.2 million in the 2020 period, an increase of $1.5 million from increased COVID-19 testing volume. Utilizing our internal manufacturing capabilities we reduced some of our reliance on reagents sourced from third parties. The gross profit margin on Clinical Services revenues in the 2021 period was 51% versus 18% in the 2020 period. In the 2021 period, liquidation rate improvements and the high margin on COVID-19 testing offset the effect of reduced volumes of our genetics and core testing services.

The cost of Product revenues was $3.9 million in the 2021 period and $3.3 million in the 2020 period, an increase of $0.6 million or 18%. The gross profit margin on Products was 47% in the 2021 period and 52% in the 2020 period, negatively impacted by a decline in the current period of higher margin sales in the U.S. market due to COVID-19.

Research and development expenses were $0.8 million in the 2021 period and $1.1 million in the 2020 period, a decrease of $0.3 million or 24%. The decrease is attributable primarily to the Clinical Services division, where many research and development resources were repurposed to testing services in the current period.

Selling, general and administrative expenses were $11.0 million during the 2021 period versus $10.7 million during the 2020 period, an increase of $0.3 million or 3%. The Clinical Services expense increased $0.5 million primarily due to higher sales commissions and other compensation paid primarily for higher revenues from COVID-19, partially offset by the impact of cost savings initiatives undertaken throughout our fiscal year that ended July 31, 2020. The Life Sciences Products expense increased $0.1 million due to an increase in information technology costs. The Other segment decreased $0.3 million primarily for lower self-insured healthcare benefit costs, compensation expense, and professional fees.

Legal and related expenses were $2.3 million during the 2021 period compared to $2.1 million in the 2020 period, an increase of $0.2 million or 11% year-over-year. There were contested proxy activities in both periods, but the 2021 period also included activities related to identifying and appointing new directors to the board and defending the Company in an action related to the board of directors.

Interest expense, net was $0.1 million in the 2021 period versus income, net of $0.2 million in the 2020 period and represents interest on cash and cash equivalents net of interest expense, primarily on a mortgage. During the 2021 period, the amount of investable cash was lower as were interest rates earned on deposits compared to the 2020 period, due to the actions by the Federal Reserve to cut its target interest rates near zero in response to COVID-19.

The foreign currency revaluation gain recognized by the Life Sciences Products segment during the 2021 period was $0.6 million compared to $0.1 million in the 2020 period, an increase of $0.5 million. The larger revaluation gain was due to more significant appreciation of the British pound and Swiss franc versus the U.S. dollar as of the end of the 2021 period. The appreciation of the British pound versus the U.S. dollar was less significant as of the end of the 2020 period.

Results of Operations

Six months ended January 31, 2021 compared to January 31, 2020
(in 000s)

Comparative Financial Data for the Six Months Ended January 31,

	2021	2020	Favorable (Unfavorable)	% Change

Revenues	$60,121	$39,591	$20,530	52

Operating costs and expenses:
Cost of revenues	32,403	28,096	(4,307)	(15)
Research and development	1,552	2,119	567	27
Selling, general and administrative	21,027	21,832	805	4
Legal and related expenses	2,932	3,756	824	22
Total operating costs and expenses	57,914	55,803	(2,111)	(4)

Operating income (loss)	2,207	(16,212)	18,419	**

Other income (expense):
Interest	(100)	408	(508)	**
Other	33	199	(166)	(83)
Foreign currency gain	461	270	191	71
Total other income	394	877	(483)	(55)

Net income (loss)	$2,601	$(15,335)	$17,936	**

Net income (loss) per common share:
Basic	$0.05	$(0.32)
Diluted	$0.05	$(0.32)
Weighted average common shares outstanding:
Basic	47,895	47,557
Diluted	47,905	47,557

** not meaningful

Consolidated Results:

The “2021 period” and the “2020 period” refer to the six months ended January 31, 2021 and January 31, 2020, respectively, which represent the first two quarters of the Company’s fiscal year ending July 31.

Clinical Services revenues for the 2021 period were $45.2 million compared to $25.3 million in the 2020 period, an increase of $19.9 million or 79% year-over-year. Due to COVID-19, diagnostic testing volume measured by the total number of accessions for all our testing services increased 57% period over period, resulting in the 2021 period’s revenue increase. COVID-19 testing services have higher reimbursement rates than our core testing resulting in an improvement in our overall liquidation rate for collections. COVID-19 testing offset the impact of the period over period decline in genetics and core testing volume as a result of the restrictive effects of COVID-19. Estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. The effect of PAMA directly negatively impacted reimbursements from Medicare and Medicaid in the 2021 and 2020 periods by approximately $0.8 million and $0.7 million, respectively.

Product revenues were $14.9 million in the 2021 period and $14.3 million in the 2020 period, an increase of $0.6 million or 4%. The negative effect of COVID-19 related government policies intended to reduce the spread of the pandemic impacted our Products revenues in the U.S. markets more than in markets in the rest of the world. In the 2021 period, the revenue decline in the U.S. market was fully offset by an increase in revenues sourced from markets outside the U.S., due to their improvement in infections rates and a rebound in demand.

The cost of Clinical Services was $24.7 million in the 2021 period and $21.2 million in the 2020 period, an increase of $3.5 million from increased COVID-19 testing volume. Utilizing our internal manufacturing capabilities we reduced some of our reliance on reagents sourced from third parties. The gross profit margin on Clinical Services revenues in the 2021 period was 45% versus 16% in the 2020 period. In the 2021 period, liquidation rate improvements and the high margin on COVID-19 testing offset the effect of reduced volumes of our genetics and core testing services.

The cost of Product revenues was $7.7 million in the 2021 period and $6.9 million in the 2020 period, an increase of $0.8 million or 12%. The gross profit margin on Products was 48% in the 2021 period and 52% in the 2020 period, negatively impacted by a decline in the current period of higher margin sales in the U.S. market due to COVID-19.

Research and development expenses were $1.6 million in the 2021 period and $2.1 million in the 2020 period, a decrease of $0.5 million or 27%. The decrease is attributable primarily to the Clinical Services division, where many research and development resources were repurposed to testing services in the current period.

Selling, general and administrative expenses were $21.0 million during the 2021 period versus $21.8 million during the 2020 period, a decrease of $0.8 million or 4%. The Other segment decreased $1.0 million primarily for lower self-insured healthcare benefit costs, share based compensation expense, and professional fees. The Life Sciences Products expense decreased $0.2 million due to lower travel and other in person marketing expenses. The Clinical Services expense increased $0.4 million primarily due to higher sales commissions and other compensation paid primarily for higher revenues from COVID-19, partially offset by the impact of cost savings initiatives undertaken throughout our fiscal year that ended July 31, 2020.

Legal and related expenses were $2.9 million during the 2021 period compared to $3.7 million in the 2020 period, a decrease of $0.8 million or 22%. There were contested proxy activities in both periods, but we incurred legal expenses relating to the contested proxy throughout the 2020 period compared to only during the latter half of the 2021 period.

Interest expense, net was $0.1 million in the 2021 period versus interest income, net of $0.4 million in the 2020 period and represents interest on cash and cash equivalents net of interest expense, primarily on a mortgage. During the 2021 period, the amount of investable cash was lower as were interest rates earned on deposits compared to the 2020 period, due to the actions by the Federal Reserve to cut its target interest rates to near zero in response to COVID-19.

The foreign currency revaluation gain recognized by the Life Sciences Products segment during the 2021 period was $0.5 million compared to $0.3 million in the 2020 period, an increase of $0.2 million. The larger revaluation gain was due to more significant appreciation of the British pound and Swiss franc versus the U.S. dollar as of the end of the 2021 period. The appreciation of the British pound versus the U.S. dollar was less significant as of the end of the 2020 period.

Liquidity and Capital Resources

At January 31, 2021, the Company had cash and cash equivalents of $44.5 million of which $1.1 million was in foreign accounts, as compared to cash and cash equivalents of $47.9 million, of which $0.9 million was in foreign accounts at July 31, 2020. It is the Company’s current intent to permanently reinvest these foreign funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $39.9 million at January 31, 2021, an increase of $3.9 million, compared to $36.0 million at July 31, 2020. The increase in working capital during the six months ended January 31, 20201 was primarily due to increases in current assets such as accounts receivable and inventories, partially offset by a decrease in cash, and a decrease in accounts payable.

Net cash used in operating activities during the fiscal 2021 period was approximately $2.0 million as compared to $8.0 million during the fiscal 2020 period, an improvement of approximately $6.0 million. The net cash used in the 2021 period was due primarily to net income of $2.6 million and non-cash expenses of approximately $1.6 million which were more than offset by a net increase of $6.2 million in operating assets and liabilities including, but not limited to, accounts receivable and inventories. The net cash used in the 2020 period was due primarily to a net loss of $15.3 million partially offset by non-cash expenses of $2.0 million and a net decrease of $5.3 million in operating assets and liabilities.

Net cash used in investing activities in fiscal 2021 was approximately $1.1 million as compared to $0.4 million in the 2020 period, an increase of $0.7 million, all for capital expenditures. Cash used in financing activities in both fiscal 2021 and fiscal 2020 was approximately $0.2 million for payments related to a mortgage and finance leases.

As of January 31, 2021, we have a $7.0 million loan from the Small Business Administration Paycheck Protection Program (PPP) received during the fiscal year ended July 31, 2020. The PPP loan bears interest of 1% per annum. All or a portion of the PPP Loan, including interest, could be forgiven by the SBA by applying for forgiveness and providing acceptable documentation that demonstrates the funds were used as required by the terms of forgiveness and in accordance with the SBA’s requirements. Due to complexities with respect to loan forgiveness calculations and government pronouncements with respect to expenditure eligibility, we did not recognize any loan forgiveness as of January 31, 2021 and have classified the loan as other short term debt as we expect to earn loan forgiveness on most, if not all of the loan during the current fiscal year. See Note 7 in the notes to consolidated financial statements.

As of January 31, 2021 we have a mortgage principal balance of $4.2 million entered into for the purchase of a building facility, which bears a fixed interest rate of 5.09% per annum. It requires monthly mortgage payments of $30. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security, which is included in other assets as of January 31 2021. Effective October 19, 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace that covenant with a liquidity covenant. The liquidity covenant requires that we own and maintain at all times, and throughout the remaining term of the loan, at least $25 million of liquid assets, defined as time deposits, money market accounts and commercial paper, and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. As of January 31, 2021, the Company was in compliance with financial and liquidity covenants related to this mortgage.

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

Our clinical business is primarily dependent upon reimbursement from third-party payers, such as Medicare (which principally serves patients 65 and older) and insurers. We are subject to variances in reimbursement rates among different third-party payers, as well as constant changes of reimbursement rates. We expect the efforts to impose reduced reimbursement, more stringent payment policies, and utilization and cost controls by government and other payers to continue. Changes that decrease reimbursement rates or coverage would negatively impact our revenues. The number of individuals covered under managed care contracts or other similar arrangements has grown over the past several years and may continue to grow in the future. In addition, Medicare and other government healthcare programs continue to shift to managed care. These trends will continue to reduce our revenues from these programs.

During the three months ended January 31, 2021 and 2020, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 81.7% and 88.8%, respectively, of gross billings, respectively. During the six months ended January 31, 2021 and 2020, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 82.7% and 88.5%, respectively, of gross billings, respectively. The improvement in both periods is the result of COVID-19 testing reimbursements more closely matching our gross billing charges and fewer payer denials than what we experience for our core testing services .In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of molecular tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical services revenues of approximately $2.6 million and $2.2 million for the six months periods ended January 31, 2021 and 2020 respectively, and a change in the net accounts receivable of approximately $0.7 million as of January 31, 2021.

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

The following is a table of the Company’s net accounts receivable by services and by products. Net receivables for Clinical Services are detailed by billing category and as a percent to its total net receivables. At January 31, 2021 and July 31, 2020, approximately 70% of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities.

The accounts receivable balance for Life Science products includes foreign receivables of $1.2 million or 32% and $1.0 million or 34% of its total receivables as of January 31, 2021 and July 31, 2020, respectively.

Net accounts receivable

Billing category	As of January 31, 2021		As of July 31, 2020
Clinical Services
Third party payers	$4,617	55%	$2,455	40%
Patient self-pay	2,266	27	2,044	33
Medicare	1,482	17	884	14
HMO’s	50	1	797	13
Total Clinical Services	8,415	100%	6,180	100%
Total Life Sciences	3,680		2,961
Total accounts receivable - net	$12,095		$9,141

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

As of January 31, 2021	Total	%	Third Party Payers	%	Medicare	%	Self-Pay	%	HMO’s	%
1-30 days	$24,595	35	$16,655	35	$4,106	36	$1,671	21	$2,163	72
31-60 days	8,106	12	5,475	11	949	8	1,474	19	208	7
61-90 days	5,786	8	3,725	8	831	7	1,159	15	71	2
91-120 days	6,068	9	3,889	8	874	8	1,149	15	156	5
121-150 days	6,164	9	4,103	9	1,097	10	804	10	160	5
Greater than 150 days	19,594	28	14,320	30	3,482	31	1,549	20	243	8
Totals	$70,313	100%	$48,167	100%	$11,339	100%	$7,806	100%	$3,001	100%

As of July 31, 2020	Total	%	Third Party Payers	%	Medicare	%	Self-Pay	%	HMO’s	%
1-30 days	$21,074	44	$13,620	46	$3,897	42	$1,769	27	$1,788	94
31-60 days	7,080	15	4,588	15	1,081	12	1,307	20	104	5
61-90 days	3,616	8	2,358	9	618	7	632	10	8	1
91-120 days	1,474	3	940	3	243	3	284	4	7	—
121-150 days	2,614	6	1,594	5	367	4	649	10	4	—
Greater than 150 days	11,506	24	6,518	22	3,051	32	1,936	29	1	—
Totals	$47,364	100%	$29,618	100%	$9,257	100%	$6,577	100%	$1,912	100%

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at January 31, 2021, our assets and liabilities would decrease by $0.4 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $1.0 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.7 million on an annual basis.

Interest Rate Risk

As of January 31, 2021, we have fixed interest rate financing on a building mortgage, equipment finance leases, and the PPP loan from the SBA.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2020 filed with the Securities and Exchange Commission, other than as noted in Note 12 to these Consolidated Financial Statements as of January 31, 2021.

Item 1A.	Risk Factors

 There has been no material changes from the risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Item 6.	Exhibits

Exhibit No.	Exhibit

31.1	Certification of Elazar Rabbani, Ph.D. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Bench pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Elazar Rabbani, Ph.D. pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Bench pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ENZO BIOCHEM, INC.
(Registrant)

Date: March 16, 2021	by:	/s/ David Bench
Chief Financial Officer and Principal Accounting Officer