Form 10-Q
period 2021-04-30
ENZO BIOCHEM INC
filed 2021-06-11
CIK 316253

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Yes ☐    No ☒

As of June 7, 2021, the Registrant had 48,471,771 shares of common stock outstanding.

ENZO BIOCHEM, INC.
FORM 10-Q
April 30, 2021

i

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	April 30, 2021	July 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,089	$47,865
Marketable securities	29,932	—
Accounts receivable, net	11,475	9,141
Inventories	11,007	7,784
Prepaid expenses	3,838	3,975
Total current assets	71,341	68,765

Property, plant, and equipment, net	15,625	14,482
Right-of-use assets	17,411	19,916
Goodwill	7,452	7,452
Intangible assets, net	315	538
Other, including restricted cash of $750	1,479	1,385
Total assets	$113,623	$112,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	6,014	8,503
Accrued liabilities	12,528	12,833
Current portion of operating lease liabilities	3,442	4,121
Other current liabilities and finance leases short term	230	344
Other short term debt	7,000	7,000
Total current liabilities	29,214	32,801

Other liabilities and finance leases long term	136	192
Operating lease liabilities, non-current	14,916	16,679
Long term debt - net	4,390	4,485
Total liabilities	$48,656	$54,157

Commitments and contingencies – see Note 12

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 48,471,771 at April 30, 2021 and 47,895,050 at July 31, 2020	485	479
Additional paid-in capital	336,859	334,473
Accumulated deficit	(273,645)	(278,252)
Accumulated other comprehensive income	1,268	1,681
Total stockholders’ equity	64,967	58,381

Total liabilities and stockholders’ equity	$113,623	$112,538

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Revenues	$32,797	$16,903	$92,918	$56,494

Operating costs and expenses:
Cost of revenues	16,751	12,478	49,154	40,574
Research and development	836	1,163	2,388	3,282
Selling, general and administrative	12,082	11,061	33,109	32,893
Legal and related expense	1,061	1,925	3,993	5,681
Total operating costs and expenses	30,730	26,627	88,644	82,430

Operating income (loss)	2,067	(9,724)	4,274	(25,936)

Other income (expense):
Interest, net	60	87	(40)	495
Other	(88)	135	(55)	334
Foreign exchange (loss) gain	(33)	(358)	428	(88)
Total other income (expense)	(61)	(136)	333	741

Income (loss) before income taxes	2,006	(9,860)	4,607	(25,195)
Income taxes	—	—	—	—
Net income (loss)	$2,006	$(9,860)	$4,607	$(25,195)

Net income (loss) per common share:
Basic	$0.04	$(0.21)	$0.10	$(0.53)
Diluted	$0.04	$(0.21)	$0.10	$(0.53)

Weighted average common shares outstanding:
Basic	48,391	47,780	48,097	47,668
Diluted	48,788	47,780	48,201	47,668

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Net income (loss)	$2,006	$(9,890)	$4,607	$(25,195)
Other comprehensive loss:
Foreign currency translation adjustments	(2)	284	(413)	(70)
Comprehensive income (loss)	$2,004	$(9,576)	$4,194	$(25,265)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended April 30, 2021 and 2020
(unaudited)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2021	48,227,750	$482	$335,688	$(275,651)	$1,270	$61,789
Net income for the period ended April 30, 2021	—	—	—	2,006	—	2,006
Share-based compensation charges	—	—	297	—	—	297
Exercise of stock options	34,667	1	96	—	—	97
Vesting of restricted stock	817	—	—	—	—	—
Issuance of common stock for employee 401(k) plan match	208,537	2	778	—	—	780
Foreign currency translation adjustments	—	—	—	—	(2)	(2)
Balance at April 30, 2021	48,471,771	$485	$336,859	$(273,645)	$1,268	$64,967

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2020	47,557,618	$476	$333,225	$(265,067)	$2,226	$70,860
Net (loss) for the period ended April 30, 2020	—	—	—	(9,860)	—	(9,860)
Share-based compensation charges	—	—	209	—	—	209
Issuance of common stock for employee 401(k) plan match	333,265	3	834	—	—	837
Foreign currency translation adjustments	—	—	—	—	284	284
Balance at April 30, 2020	47,890,883	$479	$334,268	$(274,927)	$2,510	$62,330

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended April 30, 2021 and 2020
(unaudited)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2020	47,895,050	$479	$334,473	$(278,252)	$1,681	$58,381
Net income for the period ended April 30, 2021	—	—	—	4,607	—	4,607
Exercise of stock options	34,667	1	96	—	—	97
Share-based compensation charges	—	—	640	—	—	640
Vesting of restricted stock	817	—	—	—	—	—
Issuance of common stock for bonus payments	332,700	3	872	—	—	875
Issuance of common stock for employee 401(k) plan match	208,537	2	778	—	—	780
Foreign currency translation adjustments	—	—	—	—	(413)	(413)
Balance at April 30, 2021	48,471,771	$485	$336,859	$(273,645)	$1,268	$64,967

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2019	47,556,807	$476	$332,704	$(249,732)	$2,580	$86,028
Net (loss) for the period ended April 30, 2020	—	—	—	(25,195)	—	(25,195)
Share-based compensation charges	—	—	728	—	—	728
Vesting of restricted stock	811	—	—	—	—	—
Issuance of common stock for employee 401(k) plan match	333,265	3	836	—	—	839
Foreign currency translation adjustments	—	—	—	—	(70)	(70)
Balance at April 30, 2020	47,890,883	$479	$334,268	$(274,927)	$2,510	$62,330

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,607	$(25,195)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant and equipment	1,724	1,700
Amortization of intangible assets	244	451
Share-based compensation charges	640	728
Accrual for share-based 401(k) employer match expense	559	631
Unrealized loss on marketable securities	91	—
Foreign exchange (gain)/loss	(494)	8

Changes in operating assets and liabilities:
Accounts receivable	(2,292)	3,942
Inventories	(3,159)	(147)
Prepaid expenses and other assets	29	223
Accounts payable – trade	(2,473)	1,211
Accrued liabilities, other current liabilities and other liabilities	803	4,330
Total adjustments	(4,328)	13,077

Net cash provided by (used in) operating activities	279	(12,118)

Cash flows from investing activities:
Capital expenditures	(2,870)	(719)
Purchases of marketable securities	(30,023)	—
Net cash used in investing activities	(32,893)	(719)

Cash flows from financing activities:
Proceeds from borrowings under government programs and mortgage agreement	—	7,412
Proceeds from exercise of stock options	97	—
Repayments under mortgage agreement and finance leases	(283)	(321)
Net cash (used in) provided by financing activities	(186)	7,091

Effect of exchange rate changes on cash and cash equivalents	24	7

Decrease in cash and cash equivalents and restricted cash	(32,776)	(5,739)
Cash and cash equivalents and restricted cash - beginning of period	48,615	60,896
Total cash and cash equivalents and restricted cash - end of period	$15,839	$55,157

The composition of total cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	$15,089	$54,407
Restricted cash included in other assets	750	750
Total cash and cash equivalents and restricted cash	$15,839	$55,157

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of April 30, 2021
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics, Enzo Realty LLC and Enzo Realty II LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The Company has three reportable segments: Clinical Services, Products, and Therapeutics. The consolidated balance sheet as of April 30, 2021, the consolidated statements of operations, comprehensive income (loss) and stockholders’ equity for the three and nine months ended April 30, 2021, and the consolidated statements of cash flows for the nine months ended April 30, 2021 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the fiscal year ended July 31, 2020 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2020 has been derived from the audited financial statements at that date. The results of operations for the nine months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021.

While the rate of transmission of COVID-19 is declining in the US and Europe, it continues to spread in other parts of the world and negatively impact the world economy. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers of our products remaining closed or continuing to severely curtail their operations (voluntarily or in response to government orders), and the continuation of work-from-home or shelter-in-place policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and publicly issued statements from competitors, partners, and vendors.

The extent to which our businesses may continue to be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, the emergence and spread of variants, its treatment with authorized vaccines and vaccines in various stages of development and federal approval, work and travel advisories and restrictions, and the timing of their easing, all of which are highly uncertain and cannot be reasonably predicted at this time. Global supply chain issues due to the pandemic continue to hamper both the manufacturing of products within the life science division as well as testing capabilities in the clinical laboratory.

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

COVID 19

The extent to which the COVID-19 pandemic impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including, but not limited to, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of April 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s patient self-pay revenue concessions and credit losses in the Clinical Services segment, accounts receivable, inventories and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods. We fully expect COVID-19 volume to decline in the quarters ahead as the percentage of Americans who are vaccinated increases.

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

Concentration Risk

Other than the Medicare program, two providers whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 36% and 35% of Clinical Services net revenue for the three and nine month periods ended April 30, 2021. Other than the Medicare program, one provider whose programs are included in those categories represents approximately 21% of Clinical Services net revenue for both the three and nine month periods ended April 30, 2020. As of April 30, 2021, the Medicare program represents 15%, a provider in the third party category represents 13%, and a government payer in the patient self-pay category represents 10% of Clinical Services net receivables.

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

Due to our tax net operating loss carryforwards, we do not provide for an income tax provision on pre-tax income in the fiscal 2021 periods. We maintain a full valuation allowance on all tax assets and, as a consequence, do not provide any tax benefit for the fiscal 2020 period losses.

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Marketable securities

The Company limits its credit risk associated with investments by investing in a mutual fund and an exchange traded fund (ETF) which hold highly rated corporate bonds, asset backed securities, municipal bonds, mortgage obligations and government obligations. These investments are classified as trading securities and are Level 1 fair value investments. As of April 30, 2021, the fair value of these investments was $29,932 and the cost basis was $30,023. We recognized unrealized losses of $91 for the three and nine months ended April 30, 2021.

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. For the three and nine months ended April 30, 2021, approximately 397,000 and 104,000 weighted average stock options and performance stock units respectively were included in the calculation of diluted weighted average shares outstanding. As a result of the net loss for the three and nine month periods ended April 30, 2020, diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options and performance stock units because to do so would be antidilutive. For the three and nine months ended April 30, 2020, approximately 40,000 and 56,000 respectively, of potential common shares (“in the money options”) were excluded from the calculation of diluted earnings per share.

For the three and nine months ended April 30, 2021, the effect of approximately 814,000 and 1,686,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive. For the three and nine months ended April 30, 2020, the effect of approximately 2,201,000 and 1,805,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive.

Note 3 – Revenue Recognition

Clinical Services Revenue

Service revenues in the Company’s clinical services business accounted for approximately 76% of the Company’s total revenues for the three and nine months ended April 30, 2021 and 58% of the Company’s total revenues for the three and nine months ended April 30, 2020, and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

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

The following table represents clinical services net revenues and percentages by type of customer:

	Three months ended April 30, 2021		Three months ended April 30, 2020
Revenue category
Third-party payer	$16,135	64%	$5,082	52%
Medicare	2,952	12	1,870	19
Patient self-pay	2,468	10	1,655	17
HMO’s	3,463	14	1,132	12
Total	$25,018	100%	$9,739	100%

	Nine months ended April 30, 2021		Nine months ended April 30, 2020
Revenue category
Third-party payer	$44,138	63%	$17,878	51%
Medicare	10,265	15	8,048	23
Patient self-pay	6,524	9	4,621	13
HMO’s	9,302	13	4,485	13
Total	$70,229	100%	$35,032	100%

For nine months ended April 30, 2021 and 2020, all of the Company’s clinical services revenues were generated within the United States.

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

Products revenue by geography is as follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2021	2020	2021	2020
United States	$3,941	$3,520	$11,410	$11,854
Europe	2,732	1,802	7,798	5,777
Asia Pacific	1,106	1,095	3,481	3,084
Products revenue	$7,779	$6,417	$22,689	$20,715

Note 4 – Supplemental disclosure for statement of cash flows

In the nine months ended April 30, 2021 and 2020, interest paid by the Company was $177 and $204, respectively.

For the nine months ended April 30, 2021 and 2020, the net reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was $67 and $127, respectively. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

In January 2021, the Company issued 332,700 shares of common stock to two senior executives in settlement of their accrued bonuses totaling $875. During the nine months ended April 30, 2021 and 2020, the Company issued 208,537 and 333,265 shares of common stock in connection with its share based 401(k) employer match in the amount of $780 and $836, respectively.

Note 5 – Inventories

Inventories consist of the following at April 30:

	April 30, 2021	July 31, 2020
Raw materials	$1,287	$1,019
Work in process	2,489	2,587
Finished products	7,231	4,178
	$11,007	$7,784

Note 6 – Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Laboratory Services segment and is $7,452 as of April 30, 2021 and 2020.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2020	$27,686	$(27,148)	$538
Amortization expense	—	(244)	(244)
Foreign currency translation	88	(67)	21
April 30, 2021	$27,774	$(27,459)	$315

Intangible assets, all finite-lived, consist of the following:

	April 30, 2021			July 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(11,027)	$—	$11,027	(11,014)	$13
Customer relationships	12,058	(11,743)	315	12,003	(11,478)	525
Website and acquired content	1,025	(1,025)	—	1,022	(1,022)	—
Licensed technology and other	494	(494)	—	483	(483)	—
Trademarks	3,170	(3,170)	—	3,151	(3,151)	—
Total	$27,774	$(27,459)	$315	$27,686	(27,148)	$538

At April 30, 2021, information with respect to acquired intangibles is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8 -15 years	1 year

At April 30, 2021, the weighted average remaining useful life of all intangible assets was approximately one year.

Note 7 – Long term debt

In connection with the purchase of our new facility in November 2018, a wholly-owned subsidiary (the “mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4,500 for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $72 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $55 at April 30, 2021. At April 30, 2021, the balance owed by the subsidiary under the mortgage agreement was approximately $4.2 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of April 30, 2021. We assumed from the seller an operating lease for a tenant at the facility which expired on June 30, 2020. Rental income from the assumed lease for the three and nine months ended April 30, 2020 is included in Other income.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial and liquidity covenants. As of April 30, 2021, the Company was in compliance with those covenants. The liquidity covenant requires that we own and maintain at all times and throughout the remaining term of the loan at least $25 million of liquid assets, defined as time deposits, money market accounts, commercial paper and obligations issued by the U.S. government or any of its agencies.

In April 2020, our subsidiary in Switzerland received a loan of CHF 0.4 million ($0.4 million, based on the foreign exchange rate as of April 30, 2021) from the Swiss government under the “Corona Krise” emergency loan program in response to the pandemic. This loan is uncollateralized, bears 0% interest, is due in 5 years, and may be repaid at any time. This loan is included in long term debt – net as of April 30, 2021.

The CARES Act expanded the U.S. Small Business Administration’s (SBA) business loan program to create the Paycheck Protection Program (PPP), which provides employers with uncollateralized loans whose primary purpose is to retain or maintain workforce and salaries for a twenty four week period (“covered period”) following receipt of the loan. Currently, PPP loans have a 1% fixed interest rate and are due from two to five years. The primary features of the PPP loan program are to provide funding to companies to cover eligible expenses, and the potential for forgiveness of that portion of the loan spent on payroll and other permitted operating expenses during the covered period, subject to reductions if the borrower fails to maintain or restore employee and salary levels. We applied for the PPP loan based on the eligibility and need requirements established when the program was announced and in April 2020 received $7,000 through Citibank N.A., the Company’s existing lender, pursuant to the PPP.

The PPP Loan matures on April 17, 2022 (the “Maturity Date”), accrues interest at 1% per annum and may be prepaid in whole or in part without penalty. No interest payments are due within the initial six months of the PPP Loan. Interest accrued during the initial six-month period is due and payable, together with the principal, on the Maturity Date. The Company used all proceeds from the PPP Loan to retain employees, maintain payroll and make lease and utility payments to support business continuity throughout the COVID-19 pandemic. All or a portion of the PPP Loan, including interest, could be forgiven by the SBA by applying for forgiveness and providing acceptable documentation that demonstrates the funds were used as required by the terms of forgiveness and in accordance with the SBA’s requirements. Due to complexities with respect to loan forgiveness calculations and government pronouncements with respect to expenditure eligibility, we did not recognize any loan forgiveness as of April 30, 2021 and have classified the loan as other short term debt as the loan matures in less than one year. We expect to earn loan forgiveness on all of the loan proceeds and have accrued no interest. The SBA intends to audit loans in excess of $2.0 million. The SBA also required businesses that received loans in excess of $2 million to complete a loan necessity questionnaire to evaluate the good faith certification made on their PPP applications that economic uncertainty made their loan request necessary to support ongoing operations. In April 2021 we submitted our PPP loan forgiveness application and the loan necessity questionnaire to the SBA through Citibank N.A., our intermediary lending bank. According to the SBA, its review may take up to 90 calendar days from the receipt of the loan forgiveness application and loan necessity questionnaire. No assurance can be given that we will obtain forgiveness of the PPP loan in whole or in part by July 31, 2021.

Minimum future annual principal payments under these agreements as of April 30, 2021 are as follows:

July 31,	Total
2021	$7,037
2022	152
2023	160
2024	167
2025	603
Thereafter	3,476
Total principal payments	11,595
Less: current portion, included in other current liabilities and other short term debt	(7,150)
Unamortized mortgage cost	(55)
Long term debt - net	$4,390

Note 8 - Leases

The Company follows ASU No. 2016-02 “Leases (Topic 842)”, which requires leases with durations greater than twelve months to be recognized on the balance sheet.

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

Leases	Balance Sheet Classification	April 30, 2021
Assets
Operating	Right-of-use assets	$17,411
Finance	Property, plant and equipment, net (a)	267
Total lease assets		$17,678

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$3,442
Finance	Finance leases short term	72

Non-current:
Operating	Operating lease liabilities, non-current	14,916
Finance	Other liabilities and finance leases long term	136
Total lease liabilities		$18,566

(a)	Accumulated amortization of finance lease assets was approximately $1.1 million as of April 30, 2021.

Components of lease cost were as follows:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Operating lease cost	$1,271	$1,466	$4,265	$4,414
Finance lease cost:
Amortization of leased assets	19	61	118	177
Interest on lease liabilities	3	7	12	29
Total lease cost	$1,293	$1,534	$4,395	$4,620

The maturity of the Company’s lease liabilities as of April 30, 2021 is as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases	Finance leases	Total
2021	$1,181	$22	$1,203
2022	4,017	88	4,105
2023	3,318	88	3,406
2024	3,173	31	3,204
2025	3,145	—	3,145
Thereafter	6,370	—	6,370
Total lease payments	21,204	229	21,433
Less: Interest (a)	(2,846)	(18)	(2,864)
Present value of lease liabilities	$18,358	$211	$18,569

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the nine months ended April 30, 2021 were as follows:

Lease term and discount rate
Weighted-average remaining lease term (years):
Operating leases	5.8 years
Finance leases	2.7 years

Weighted-average discount rate:
Operating leases	4.97%
Finance leases	8.25%

See Note 4 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the nine months ended April 30, 2021.

Note 9 – Accrued Liabilities

At April 30, accrued liabilities consist of:

	April 30, 2021	July 31, 2020
Payroll, benefits, and commissions	$4,273	$5,227
Professional fees	627	710
Legal	2,909	2,647
Deferred revenue – CARES Act Advance Payment	2,414	2,526
Other	2,305	1,723
	$12,528	$12,833

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

In October 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act amended the repayment terms of the Advance Payment Program. The recoupment period was extended and the automatic recoupment begins one year after the date the advance payment was received. CMS began recoupment of our advance in April 2021. During the next 11 months, the recoupment rate will be 25% of claims processed and repayment occurs through an automatic recoupment of our Medicare payments. If the total amount of the advance payment is not recovered within 29 months from the date the advance was received, a demand letter for the outstanding balance will be issued. We expect the entire balance of the payment advance to be recouped by the end of the 11 month period and include the remaining balance in accrued liabilities at April 30, 2021.

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of April 30, 2021, the Company has established a reserve of $243, which is included in accrued liabilities, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

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

In September 2017, the Company filed with the SEC a Form S-3 “shelf” registration and sales agreement prospectus covering the offering, issuance and sale of our Common Stock that may be issued and sold under the existing Sales Agreement in an aggregate amount of up to $19.2 million. A total of $150 million of securities may be sold under this shelf registration, which was declared effective September 2017. The Form S-3 expired in October 2020 but may be refiled at any time at the discretion of the Company.

During the nine months ended April 30, 2021 and 2020, the Company did not sell any shares of Common Stock under the Sales Agreement.

Share-based compensation

In January 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) for the issuance of equity awards, including, among others, options, restricted stock, restricted stock units and performance stock units for up to 3,000,000 shares of common stock. On January 5, 2018, the Company’s stockholders approved the amendment and restatement of the 2011 Plan (the “Amended and Restated 2011 Plan”) to increase the number of shares of common stock available for grant under the 2011 Plan by 2,000,000 shares of common stock bringing the total number of shares available for grant to 5,000,000 shares of common stock. On October 7, 2020, the Company’s Board of Directors approved the amendment and restatement of the Amended and Restated 2011 Plan, with an effective date of October 7, 2020 and subject to approval by the Company’s stockholders at the 2020 annual meeting of stockholders of the Company. The amendment and restatement of the Amended and Restated 2011 Plan was for purposes of, among other things, (i) increasing the shares of common stock available for grant under the Amended and Restated 2011 Plan by an additional 4,000,000 shares of common stock bringing the total number of shares available for grant to 9,000,000 shares of common stock and (ii) extending the term of the Amended and Restated 2011 Plan until October 7, 2030. In January 2021, the Company’s stockholders approved the amendment and restatement of the Amended and Restated 2011 Plan.

The exercise price of options granted under the Amended and Restated 2011 Plan, as amended and restated, is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan, as amended and restated, will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan, as amended and restated, will remain in effect until they have been exercised or terminated, or have expired. As of April 30, 2021, there were approximately 4,834,000 shares of common stock available for grant under the Amended and Restated 2011 Plan, as amended and restated.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Stock options and performance stock units	$297	$206	$638	$724
Restricted stock	—	1	2	4
	$297	$207	$640	$728

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
Selling, general and administrative	$258	$207	$574	$728
Cost of revenues	39	—	66	—
	$297	$207	$640	$728

No excess tax benefits were recognized during the nine month periods ended April 30, 2021 and 2020.

Stock Option Plans

The following table summarizes stock option activity during the nine month period ended April 30, 2021:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2020	2,636,496		$4.05
Awarded	543,104		$2.57
Exercised	(34,667)		2.80		$
Expired or forfeited	(619,371)		$3.40
Outstanding at end of period	2,525,562		$3.76	2.6 years		$957
Exercisable at end of period	1,581,326	$		1.6 years	$

As of April 30, 2021, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $916 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately sixteen months.

The intrinsic value of in the money stock option awards at the end of the period represents the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options.

Performance Stock Units

To better align the long-term interest of executives with growing U.S. practices, beginning in fiscal 2018, the Company’s board of directors approved long-term incentive awards in the form of performance-based stock units (“Performance Stock Units” or “PSUs”) in addition to time based stock options. The PSUs earned will be determined over a three fiscal year performance period. The primary performance metrics will be revenue and Adjusted EBITDA growth. Payouts based on revenue and adjusted EBITDA goals will be modified based on Total Shareholder Return (“TSR”) performance relative to Enzo’s peer group.

During the fiscal years ended 2020, 2019 and 2018, the Company’s board of directors approved the award of PSUs to its executive officers, whose established grant dates are in the table below. These awards provide for the grant of shares of our common stock at the end of a three–year period based on the achievement of average revenue growth and adjusted EBITDA growth over that period.

During the nine months ended April 30, 2021, one former executive forfeited a total of 6,000 PSUs. During the nine months ended April 30, 2020, one former executive forfeited a total of 14,500 PSUs. During both the three and nine months ended April 30, 2021 and 2020, the Company recorded $162 and $0, respectively as compensation expense for the outstanding PSU’s. There were no PSU awards approved by the Company’s board of directors through the nine months ended April 30, 2021.

The following table summarizes PSU’s granted and outstanding as of April 30, 2021:

Grant Date	Total Grant	Forfeitures	Outstanding	Fair Market Value At Grant Date (000s)
10/15/2018	32,000	(6,000)	26,000	$107
10/15/2019	80,500	(14,500)	66,000	$222
10/19/2020	98,600	—	98,600	$207

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2021	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$25,018	$7,779	—	—	$32,797

Operating costs and expenses:
Cost of revenues	12,733	4,018	—	—	16,751
Research and development	173	643	$20	—	836
Selling, general and administrative	7,029	2,810	17	$2,226	12,082
Legal and related expenses	95	10	—	956	1,061
Total operating costs and expenses	20,030	7,481	37	3,182	30,730

Operating income (loss)	4,988	298	(37)	(3,182)	2,067

Other income (expense):
Interest	(4)	11	—	53	60
Other	1	2	—	(91)	(88)
Foreign exchange gain	—	(33)	—	—	(33)
Net income (loss)	$4,985	$278	$(37)	$(3,220)	$2,006

Depreciation and amortization included above	$399	$208	$—	$66	$673

Share-based compensation included in above:
Selling, general and administrative	9	41	—	208	258
Cost of revenues	39	—	—	—	39
Total	$48	$41	$—	$208	$297

Capital expenditures	$1,544	$180	$—	$23	$1,747

Three months ended April 30, 2020	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$9,739	$6,417	—	—	$16,156
Grant income	747	—	—	—	747
Total	10,486	6,417	—	—	16,903

Operating costs and expenses:
Cost of revenues	9,133	3,345	—	—	12,478
Research and development	395	580	188	—	1,163
Selling, general and administrative	5,902	2,667	—	2,492	11,061
Legal fee expense	52	—	—	1,873	1,925
Total operating costs and expenses	15,482	6,592	188	4,365	26,627

Operating loss	(4,996)	(175)	(188)	(4,365)	(9,724)

Other income (expense):
Interest	(7)	11	—	83	87
Other	1	4	—	130	135
Foreign exchange loss	—	(358)	—	—	(358)
Net loss	$(5,002)	(518)	(188)	(4,152)	(9,860)

Depreciation and amortization included above	$373	278	—	66	717

Share-based compensation included in above:
Selling, general and administrative	21	14	—	172	207
Total	$21	14	—	172	207

Capital expenditures	$225	60	—	—	285

Nine months ended April 30, 2021	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$70,229	$22,689	—	—	$92,918

Operating costs and expenses:
Cost of revenues	37,436	11,718	—	—	49,154
Research and development	454	1,868	$66	—	2,388
Selling, general and administrative	19,552	7,848	50	$5,659	33,109
Legal and related expenses	191	16	—	3,786	3,993
Total operating costs and expenses	57,633	21,450	116	9,445	88,644

Operating income (loss)	12,596	1,239	(116)	(9,445)	4,274

Other income (expense):
Interest	(14)	29	—	(55)	(40)
Other	30	6	—	(91)	(55)
Foreign exchange gain		428	—	—	428
Net income (loss)	$12,612	$1,702	$(116)	$(9,591)	$4,607

Depreciation and amortization included above	$1,189	$581	$—	$198	$1,968

Share-based compensation included in above:
Selling, general and administrative	28	73	—	473	574
Cost of revenues	66	—	—	—	66
Total	$94	$73	$—	$473	$640

Capital expenditures	$2,425	$378	$—	$67	$2,870

Nine months ended April 30, 2020	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$35,032	$20,715	—	—	$55,747
Grant income	747	—	—	—	747
Total	35,779	20,715			56,494

Operating costs and expenses:
Cost of revenues	30,351	10,223	—	—	40,574
Research and development	1,118	1,599	$565	—	3,282
Selling, general and administrative	18,012	7,954	—	$6,927	32,893
Legal and related expenses	140	1	—	5,540	5,681
Total operating costs and expenses	49,621	19,777	565	12,467	82,430

Operating income (loss)	(13,842)	938	(565)	(12,467)	(25,936)

Other income (expense):
Interest	(29)	45	—	479	495
Other	20	(1)	—	315	334
Foreign exchange loss	—	(88)	—	—	(88)
Net income (loss)	$(13,851)	$894	$(565)	$(11,673)	$(25,195)

Depreciation and amortization included above	$1,174	$781	$—	$196	$2,151

Share-based compensation included in above:
Selling, general and administrative.	88	58	—	582	728
Total	$88	$58	$—	$582	$728

Capital expenditures	$514	$205	$—	$—	$719

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

In April 2019, the Company entered into an agreement with Hologic and Grifols, resolving litigation resulting from four cases originally brought by the Company in the Court. As a result, Enzo dismissed (1) a stayed patent litigation regarding the ‘180 and ‘197 Patent against Hologic in the Court; (2) the Consolidated Appeals against Gen-Probe and Hologic resulting from two cases filed in the Court, and (3) the Company’s appeal in the litigation involving the ‘581 Patent that involved both Hologic and Grifols. As a result of the agreement with Hologic, Hologic withdrew from Enzo’s Federal Circuit appeal of the Board’s adverse rulings in the inter partes review proceedings regarding the ‘197 Patent filed by Hologic and joined by Becton Dickinson mentioned above.

On February 5, 2020, Harbert Discovery Fund, LP and Harbert Discovery Co-Investment Fund I, LP (“Plaintiffs”) brought an action in the United States District Court for the Southern District of New York against the Company and five of its present or former Directors, Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce A. Hanna, Dov Perlysky and Rebecca Fischer. On March 26, 2020, Plaintiffs filed an amended complaint against the same defendants. Count I asserted the Company violated Section 14(a) of the Securities and Exchange Act of 1934 and Rule 14a-9 thereunder by disseminating proxy materials that made two purportedly false statements: (a) a “January 28, 2020 Enzo press release [that purportedly] falsely stated that the Annual Meeting would be ‘delayed’ by action of the Board to February 25, 2020 when, in fact, the Annual Meeting would convene as planned on January 31, 2020”, and (b) a “January 31 Enzo Proxy [that purportedly] falsely stated that the Proposed By-Law Amendment [to Article II, Section 9] would be approved if it received…a majority of the votes….rather than the required Supermajority Vote as provided for in the Charter. “Count II asserted a claim against the individual defendants under Section 20(a) of the Exchange Act premised on Enzo’s purported violation of Section 14(a) and Rule 14a-9. Count III asserted the individual defendants breached their fiduciary duty, based on the same conduct and by seeking to entrench themselves. Finally, Count IV purported to assert a derivative claim for a declaration that any amendment to Article II, Section 2 requires the approval of 80% of Enzo’s shareholders. On July 16, 2020, the day before the defendants’ motion to dismiss was due, plaintiffs asked the Court to dismiss their claims without prejudice. Defendants asked plaintiffs to dismiss the claims with prejudice, but they refused. On July 17, 2020, the Court dismissed the claims without prejudice. If plaintiffs reassert the claims, defendants intend to vigorously defend against them.

On November 27, 2020, the Company brought an action in the United States District Court for the Southern District of New York against Harbert Discovery Fund, LP, Harbert Discovery Co-Investment Fund I, LP, Harbert Fund Advisors, Inc., Harbert Management Corp. and Kenan Lucas. The Company alleges the defendants made false and misleading representations, or omitted to state material facts necessary to make their statements not misleading, in proxy materials they disseminated seeking the election to the Company’s Board of Directors at its 2019 Annual Meeting of two candidates they nominated, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder. The Company seeks damages and injunctive relief. On February 15, 2021, Defendants filed a motion to dismiss. On March 8, 2021, the Company filed its opposition to that motion. On March 18, 2021 defendants filed their reply in further support of the motion. The motion is sub judice.

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

Impact of COVID-19 pandemic

COVID-19 has severely impacted the economy of the United States and other countries around the world. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers of our products closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and publicly issued statements from competitors, partners, and vendors.

Enzo was granted FDA Emergency Use Authorization (EUA) for our molecular diagnostic and serological testing for COVID-19 and related antibody testing options. We have also been granted an EUA for our sample collection kit, an innovative virus-inactivating specimen collection media that lessens transmission risks for healthcare providers and clinical laboratory personnel. Other innovations include the development of more relevant positive controls for the tests, and improved sensitivity.

In the third quarter of our current fiscal year ending July 31, 2021, our non-COVID-19 accessions returned to and slightly exceeded prior year period levels. With the addition of COVID-19 testing, total accession volume for the fiscal third quarter ended April 30, 2021 exceeded accession volume in both the sequential or second fiscal quarter ended January 31, 2021 and the prior year fiscal third quarter ended April 30, 2020. However, it is too early to determine the long term significance of the positive impact from increased testing and the Company’s proprietary product offerings on revenue, profitability and cash flow.

The extent to which our businesses may continue to be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and emergence of variants, its treatment with authorized vaccines and vaccines in various stages of development and federal approval, and work and travel advisories and restrictions, and the timing of their easing, all of which are highly uncertain and cannot be reasonably predicted at this time.

We fully expect COVID-19 volume to decline in the quarters ahead as the percentage of Americans who are vaccinated increases. Global supply chain issues due to the pandemic continue to hamper both the manufacturing of products within the life science division as well as testing capabilities in the clinical laboratory.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

In March 2020, in response to the COVID-19 pandemic, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures. The CARES Act also includes a number of benefits that are applicable to us and other healthcare providers including, but not limited to:

●	Providing clinical laboratories a one-year reprieve from the Centers for Medicare and Medicaid Services (CMS) private payer prices reporting requirements under the Protecting Access to Medicare Act (“PAMA”) as well as a one-year delay of a reimbursement rate reduction of 15% for clinical laboratory services provided under Medicare that was scheduled to take place starting January 1, 2021. Further revisions of the Medicare Clinical Laboratory Fee Schedule (CLFS) for calendar years after 2021 will be based on future surveys of private payer market rates. Medicare and Medicaid reimbursement reduction for calendar years 2022-2024 is capped by PAMA at 15% annually, which we estimate could then negatively impact our annualized Medicare and Medicaid revenues by approximately $2.3 million. In this regard, the American Clinical Laboratory Association (ACLA) has filed a federal civil action challenging the legal basis for the private payer data collection methodology CMS used to derive the data from which median prices were calculated. ACLA continues to work with Congress on potential legislative reform of PAMA, which if adopted could reduce the negative impact of PAMA as currently implemented by CMS. The long-term effect of these efforts on Medicare CLFS rates is not determinable

●	Appropriating $100 billion to health care providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. In April 2020, we received from Medicare a CARES Act Relief Payment grant of approximately $750 from the initial tranche and in July 2020 we received a second grant of approximately $750.

●	Allocated $349 billion to small businesses as Payment Protection Program (PPP) loans through the Small Business Administration (SBA). In April 2020, we received approximately $7.0 million from the initial tranche of this program.

●	Providing an advance on testing services payments which can be either paid back at any time or earned back starting one year from receipt. In April 2020 we applied for and received a Medicare advance payment of $2.5 million.

●	Suspended Medicare sequestration from May 2020 to December 2020. The Consolidated Appropriations Act of 2021 extended the suspension period to March 31, 2021. An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed into law on April 14, 2021, extended the suspension period to December 31, 2021. We estimate that the suspension of Medicare sequestration resulted in a small benefit to us in the form of higher reimbursement rates for diagnostic testing services performed on behalf of Medicare beneficiaries.

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

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprised of over 495 issued patents worldwide and over 70 pending patent applications, along with extensive enabling technologies and platforms.

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

Results of Operations

Three months ended April 30, 2021 compared to April 30, 2020
(in 000s)

Comparative Financial Data for the Three Months Ended April 30,

	2021	2020	Favorable (Unfavorable)	% Change
Revenues	$32,797	$16,903	$15,894	94

Operating costs and expenses:
Cost of revenues	16,751	12,478	(4,273)	(34)
Research and development	836	1,163	327	28
Selling, general and administrative	12,082	11,061	(1,021)	(9)
Legal and related expenses	1,061	1,925	864	45
Total operating costs and expenses	30,730	26,627	(4,103)	(15)

Operating income (loss)	2,067	(9,724)	11,791	**

Other income (expense):
Interest	60	87	(27)	(31)
Other	(88)	135	(223)	**
Foreign currency loss	(33)	(358)	325	91
Total other income (expense)	(61)	(136)	75	55

Net income (loss)	$2,006	$(9,860)	$11,866	**

Net income (loss) per common share:
Basic	$0.04	$(0.21)
Diluted	$0.04	$(0.21)
Weighted average common shares outstanding:
Basic	48,391	47,780
Diluted	48,788	47,780

**	not meaningful

Consolidated Results:

The “2021 period” and the “2020 period” refer to the three months ended April 30, 2021 and April 30, 2020, respectively, which represent the third quarters of the Company’s fiscal year ending July 31.

Impacts of COVID-19

In July 2020, Enzo was granted FDA Emergency Use Authorization (EUA) for its molecular diagnostic and serological testing for COVID-19 and related antibody testing options. Enzo’s innovations include virus-inactivating specimen collection media to lessen transmission risks for healthcare providers and clinical laboratory personnel, the development of more relevant positive controls for the tests, and improved sensitivity. Due to the effects of the pandemic, accession volume in the April 30, 2021 period exceeded accession volume in the sequential second fiscal quarter ended January 31, 2021 and the prior year third quarter ended April 30, 2020 period due to COVID-19 testing, offsetting reductions in non-COVID-19 accessions due to the restrictive effects of COVID-19. At this time, it is too early to determine the long term significance of the positive impact from COVID-19 testing and the Company’s proprietary product offerings on revenue, profitability and cash flow. We fully expect COVID-19 volume to decline in the quarters ahead as the percentage of Americans who are vaccinated increases.

Clinical Services revenues for the 2021 period were $25.0 million compared to $10.5 million in the 2020 period, an increase of $14.5 million or 139% year-over-year. The 2020 period revenues include a CARES Act Relief Payment grant of $0.7 million. Diagnostic testing volume measured by the total number of accessions for all our testing services increased 140% period over period due to the positive impact from COVID-19 testing, resulting in the 2021 period’s revenue increase. COVID-19 testing services have higher reimbursement rates than our core testing resulting in an improvement in our overall liquidation rate for collections. Excluding the impact of COVID-19 testing and the CARES Act grant, revenues for the 2021 period were $0.7 million higher than the 2020 period.

Estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. The effect of PAMA directly negatively impacted reimbursements from Medicare and Medicaid in the 2021 and 2020 periods by approximately $0.3 million and $0.2 million, respectively.

Product revenues were $7.8 million in the 2021 period and $6.4 million in the 2020 period, an increase of $1.4 million or 21%. The 2020 period was negatively affected by COVID-19 related government policies throughout the world intended to reduce the spread of the pandemic. In the 2021 period, we saw a rebound in all our geographic markets due to their improvement in infection rates resulting in a rebound in demand.

The cost of Clinical Services was $12.7 million in the 2021 period and $9.1 million in the 2020 period, an increase of $3.6 million from increased COVID-19 testing volume. Utilizing our internal manufacturing capabilities, we reduced some of our reliance on reagents sourced from third parties. The gross profit margin on Clinical Services revenues in the 2021 period improved to 49% versus 12.9% in the 2020 period due to the high margin on COVID-19 testing and liquidation rate improvements The 2020 period was negatively impacted by the lower testing volumes because of the pandemic and its impact on fixed costs coverage.

The cost of Product revenues was $4.0 million in the 2021 period and $3.3 million in the 2020 period, an increase of $0.7 million or approximately 20%. The gross profit margin on Products was 48% in the both the 2021 and 2020 periods. The gross margin in the 2021 period was impacted by the return of higher margin sales in the U.S market, tempered by intercompany COVID-19 sales.

Research and development expenses were $0.8 million in the 2021 period and $1.1 million in the 2020 period, a decrease of $0.3 million or 28%. The decrease is attributable primarily to the Clinical Services division, where with the increased commercialization of COVID-19 testing, certain research and development resources transitioned to testing services in the current period.

Selling, general and administrative expenses were $12.1 million during the 2021 period versus $11.1 million during the 2020 period, an increase of $1.0 million or 9%. The Clinical Services expense increased $1.1 million primarily due to higher sales commissions and support services compensation resulting from higher revenues and activity from COVID-19, partially offset by the impact of cost savings initiatives undertaken throughout our fiscal year that ended July 31, 2020. The Life Sciences Products expense increased $0.1 million due to an increase in information technology costs. The Other segment decreased $0.3 million primarily due to lower self-insured healthcare benefit costs, partially offset by higher consulting fees.

Legal and related expenses were $1.1 million during the 2021 period compared to $1.9 million in the 2020 period, a decrease of $0.8 million or 45% year-over-year. The 2020 period included costs related to contested proxy activities.

Interest income, net was $0.1 million in both the 2021 and 2020 periods. In the 2021 period we earned interest on marketable securities in bond funds made at the beginning of the 2021 period. In the 2020 period we earned interest in money market funds, which earned a significant yield prior to the Federal Reserve’s interest rate cuts as it targeted near zero interest rates in response to COVID-19. Interest income, net is net of interest paid on a mortgage in both periods.

The foreign currency revaluation loss recognized by the Life Sciences Products segment during the 2021 period was $0.1 million compared to $0.4 million in the 2020 period, an improvement of $0.3 million. The larger revaluation loss in the 2020 period was due to significant depreciation of the British pound versus the U.S. dollar at the end of that period compared to the start if the period. The change in the exchange rates of our functional currencies versus the U.S. dollar was less significant at the end of the 2021 period compared to the start.

Results of Operations

Nine months ended April 30, 2021 compared to April 30, 2020
(in 000s)

Comparative Financial Data for the Nine Months Ended April 30,

	2021	2020	Favorable (Unfavorable)	% Change
Revenues	$92,918	$56,494	$36,424	64

Operating costs and expenses:
Cost of revenues	49,154	40,574	(8,580)	(21)
Research and development	2,388	3,282	894	27
Selling, general and administrative	33,109	32,893	(216)	(1)
Legal and related expenses	3,993	5,681	1,688	30
Total operating costs and expenses	88,644	82,430	(6,214)	(8)

Operating income (loss)	4,274	(25,936)	30,210	**

Other income (expense):
Interest	(40)	495	(535)	**
Other	(55)	334	(389)	**
Foreign currency gain	428	(88)	516	**
Total other income	333	741	(408)	(55)

Net income (loss)	$4,607	$(25,195)	$29,802	**

Net income (loss) per common share:
Basic	$0.10	$(0.53)
Diluted	$0.10	$(0.53)
Weighted average common shares outstanding:
Basic	48,097	47,668
Diluted	48,201	47,668

**	not meaningful

Consolidated Results:

The “2021 period” and the “2020 period” refer to the nine months ended April 30, 2021 and April 30, 2020, respectively, which represent the first three quarters of the Company’s fiscal year ending July 31.

Clinical Services revenues for the 2021 period were $70.2 million compared to $35.8 million in the 2020 period, an increase of $34.4 million or 96% year-over-year. The 2020 period revenues include a CARES Act Relief Payment grant of $0.7 million. Due to COVID-19, diagnostic testing volume measured by the total number of accessions for all our testing services increased approximately 80% period over period, resulting in the 2021 period’s revenue increase. COVID-19 testing services have higher reimbursement rates than our core testing resulting in an improvement in our overall liquidation rate for collections. COVID-19 testing offset the impact of the period over period decline in core testing volume as a result of the restrictive effects of COVID-19.

Estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. The effect of PAMA directly negatively impacted reimbursements from Medicare and Medicaid in the 2021 and 2020 periods by approximately $1.1 million and $0.9 million, respectively.

Product revenues were $22.7 million in the 2021 period and $20.7 million in the 2020 period, an increase of $2.0 million or 10%. The negative effect of COVID-19 related government policies intended to reduce the spread of the pandemic impacted our Products revenues in the U.S. markets more than in markets in the rest of the world during the 2020 period. The 2021 period increase came mainly from markets outside the U.S., due to their improvement in infection rates and a rebound in demand. The U.S. market also increased slightly.

The cost of Clinical Services was $37.4 million in the 2021 period and $30.4 million in the 2020 period, an increase of $7.0 million from increased COVID-19 testing volume. Utilizing our internal manufacturing capabilities we reduced some of our reliance on reagents sourced from third parties. The gross profit margin on Clinical Services revenues in the 2021 period was approximately 47% versus 15% in the 2020 period. In the 2021 period, the high margin on COVID-19 testing and liquidation rate improvements offset the effect of reduced volumes of our core testing services.

The cost of Product revenues was $11.7 million in the 2021 period and $10.2 million in the 2020 period, an increase of $1.5 million or 15%. The gross profit margin on Products was 48% in the 2021 period and 51% in the 2020 period, negatively impacted by an increase in headcount and the cost of production materials.

Research and development expenses were $2.4 million in the 2021 period and $3.3 million in the 2020 period, a decrease of $0.9 million or 27%. The decrease is attributable primarily to the Clinical Services division, where with the increased commercialization of COVID-19 testing, certain research and development resources transitioned to testing services in the current period.

Selling, general and administrative expenses were $33.1 million during the 2021 period versus $32.9 million during the 2020 period, an increase of $0.2 million or 1%. The Clinical Services expense increased $1.5 million primarily due to higher sales commissions and support services compensation resulting from higher revenues and activity from COVID-19, partially offset by the impact of cost savings initiatives undertaken throughout our fiscal year that ended July 31, 2020. The Other segment decreased $1.3 million primarily due to lower self-insured healthcare benefit costs. The Life Sciences Products expense decreased $0.1 million due to lower travel and other in person marketing expenses.

Legal and related expenses were $4.0 million during the 2021 period compared to $5.7 million in the 2020 period, a decrease of $1.7 million or 30%. There were contested proxy activities in both periods, but we incurred legal expenses relating to the contested proxy throughout the 2020 period compared to only during the latter half of the 2021 period.

Interest expense, net was $0.1 million in the 2021 period versus interest income, net of $0.5 million in the 2020 period, an unfavorable variance of $0.6 million, and represents interest on cash and cash equivalents and marketable securities net of interest expense, primarily on a mortgage. During the latter three months of the 2021 period, we began to earn interest on marketable securities in bond funds as no interest was being earned on cash in money market funds due to the actions by the Federal Reserve to cut its target interest rates to near zero in response to COVID-19. During most of the 2020 period, we earned interest in money market funds, which earned a significant yield prior to the Federal Reserve’s interest rate cuts as it targeted near zero interest rates.

The foreign currency revaluation gain recognized by the Life Sciences Products segment during the 2021 period was $0.4 million compared to a revaluation loss $0.1 million in the 2020 period, a favorable variance of $0.5 million. The 2021 period revaluation gain was due to significant appreciation of the British pound versus the U.S. dollar as of the end of the period compared to its start. The change in the exchange rates of our functional currencies versus the U.S. dollar was less significant at the end of the 2020 period compared to the start.

Liquidity and Capital Resources

At April 30, 2021, the Company had cash and cash equivalents and marketable securities totaling $45.0 million of which $1.5 million was in foreign accounts, as compared to cash and cash equivalents of $47.9 million, of which $0.9 million was in foreign accounts at July 31, 2020. It is the Company’s current intent to permanently reinvest these foreign funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $42.1 million at April 30, 2021, an increase of $6.1 million, compared to $36.0 million at July 31, 2020. The increase in working capital during the nine months ended April 30, 2021 was primarily due to increases in current assets such as accounts receivable and inventories, partially offset by a decrease in cash, and a decrease in accounts payable.

Net cash provided by operating activities during the fiscal 2021 period was approximately $0.3 million, compared to cash used in operations of $12.1 million during the fiscal 2020 period, an improvement of approximately $12.4 million. The net cash provided in the 2021 period was due primarily to net income of $4.6 million and non-cash expenses of approximately $2.8 million which were offset by a net increase of $7.1 million in operating assets and liabilities including, but not limited to, accounts receivable and inventories. The net cash used in the 2020 period was due to a net loss of $25.2 million partially offset by non-cash expenses of $3.5 million and a net decrease of $9.6 million in operating assets and liabilities.

Net cash used in investing activities during the fiscal 2021 period was approximately $32.9 million as compared to $0.7 million in the 2020 period, an increase of $32.2 million. During the 2021 period, we purchased marketable securities totaling $30.0 million. Capital expenditures during the 2021 period also increased $2.2 million compared to the 2020 period. Cash used in financing activities in fiscal 2021 was $0.2 million for payments related to a mortgage and finance leases. Cash provided by financing activities in fiscal 2020 was $7.1 million net, and was due to the PPP and Corona Krise loans.

As of April 30, 2021, we have a $7.0 million loan from the Small Business Administration Paycheck Protection Program (PPP) received during the fiscal year ended July 31, 2020. The PPP loan bears interest of 1% per annum. All or a portion of the PPP Loan, including interest, could be forgiven by the SBA by applying for forgiveness and providing acceptable documentation that demonstrates the funds were used as required by the terms of forgiveness and in accordance with the SBA’s requirements. In April 2021 we submitted our PPP loan forgiveness application and the loan necessity questionnaire to the SBA through Citibank N.A. our intermediary lending bank. According to the SBA, its review may take up to 90 calendar days from the receipt of the loan forgiveness application and loan necessity questionnaire. Due to complexities with respect to loan forgiveness calculations and government pronouncements with respect to expenditure eligibility, we did not recognize any loan forgiveness as of April 30, 2021 and have classified the loan as other short term debt as we expect to earn loan forgiveness on most, if not all of the loan during the current fiscal year. See Note 7 in the notes to consolidated financial statements. No assurance can be given that we will obtain forgiveness of the PPP loan in whole or in part by July 31, 2021

As of April 30, 2021 we have a mortgage principal balance of $4.2 million entered into for the purchase of a building facility, which bears a fixed interest rate of 5.09% per annum. It requires monthly mortgage payments of $30. Our obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security, which is included in other assets as of April 30 2021. Effective October 19, 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace that covenant with a liquidity covenant. The liquidity covenant requires that we own and maintain at all times, and throughout the remaining term of the loan, at least $25 million of liquid assets, defined as time deposits, money market accounts and commercial paper, and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. As of April 30, 2021, the Company was in compliance with financial and liquidity covenants related to this mortgage.

We believe that our current cash and cash equivalents level, marketable securities, and utilization of the Controlled Equity Offering program if necessary, as disclosed in Note 10 in the Notes to Consolidated Financial Statements are sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, we believe we have the ability to raise additional funds through equity offerings or other sources. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of our Form 10-K for the year ended July 31, 2020, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

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

Estimates

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

During the three months ended April 30, 2021 and 2020, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 81.2% and 87.1%, respectively, of gross billings, respectively. During the nine months ended April 30, 2021 and 2020, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were 82.2% and 88.2%, respectively, of gross billings, respectively. The improvement in both periods is the result of COVID-19 testing reimbursements more closely matching our gross billing charges and fewer payer denials than what we experience for our core testing services. In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of molecular tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical services revenues of approximately $3.9 million and $3.0 million for the nine months periods ended April 30, 2021 and 2020 respectively, and a change in the net accounts receivable of approximately $0.6 million as of April 30, 2021.

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

The following is a table of the Company’s net accounts receivable by services and by products. Net receivables for Clinical Services are detailed by billing category and as a percent to its total net receivables. At April 30, 2021 and July 31, 2020, approximately 69% of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities.

The accounts receivable balance for Life Science products includes foreign receivables of $1.0 million or 28% and $1.0 million or 34% of its total receivables as of April 30, 2021 and July 31, 2020, respectively.

Net accounts receivable

Billing category	As of April 30, 2021		As of July 31, 2020
Clinical Services
Third party payers	$4,236	53%	$2,455	40%
Patient self-pay	1,800	23	2,044	33
Medicare	1,200	15	884	14
HMO’s	679	9	797	13
Total Clinical Services	7,915	100%	6,180	100%
Total Life Sciences	3,560		2,961
Total accounts receivable - net	$11,475		$9,141

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

As of April 30, 2021	Total	%	Third Party Payers	%	Medicare	%	Self-Pay	%	HMO’s	%
1-30 days	$20,751	32	$10,458	28	$2,522	36	$1,481	19	$6,289	52
31-60 days	7,422	12	3,913	10	731	10	1,538	20	1,240	10
61-90 days	5,457	8	3,114	8	555	8	1,057	13	731	6
91-120 days	5,159	8	3,050	8	712	10	907	12	490	4
121-150 days	4,181	6	2,678	7	346	5	740	9	417	3
Greater than 150 days	21,437	34	14,213	39	2,142	31	2,131	27	2,950	25
Totals	$64,408	100%	$37,426	100%	$7,008	100%	$7,854	100%	$12,117	100%

As of July 31, 2020	Total	%	Third Party Payers	%	Medicare	%	Self-Pay	%	HMO’s	%
1-30 days	$21,074	44	$13,620	46	$3,897	42	$1,769	27	$1,788	94
31-60 days	7,080	15	4,588	15	1,081	12	1,307	20	104	5
61-90 days	3,616	8	2,358	9	618	7	632	10	8	1
91-120 days	1,474	3	940	3	243	3	284	4	7	—
121-150 days	2,614	6	1,594	5	367	4	649	10	4	—
Greater than 150 days	11,506	24	6,518	22	3,051	32	1,936	29	1	—
Totals	$47,364	100%	$29,618	100%	$9,257	100%	$6,577	100%	$1,912	100%

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at April 30, 2021, our assets and liabilities would decrease by $0.4 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $1.1 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.8 million on an annual basis.

Interest Rate Risk

As of April 30, 2021, we have fixed interest rate financing on a building mortgage, equipment finance leases, and the PPP loan from the SBA.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2020 filed with the Securities and Exchange Commission, other than as noted in Note 12 to these Consolidated Financial Statements as of April 30, 2021.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: June 11, 2021	by:	/s/ David Bench
Chief Financial Officer and
Principal Accounting Officer