Form 10-K
period 2021-07-31
ENZO BIOCHEM INC
filed 2021-10-12
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $126,324,000 as of January 31, 2021.

The number of shares of the Company’s common stock, $.01 par value, outstanding at October 11, 2021 was 48,471,771.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 6, 2022 are incorporated by reference into Part III of this annual report.

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

For example, our GENFLEX R platform is a high-throughput, automated, and scalable instrument for processing molecular diagnostics tests within a clinical production setting. While initially focused on COVID-19 and Women’s Health assays, it can lead to the development of an entire line of molecular products that can allow laboratories to offer a complete menu of services for this $7 billion plus growing market at a cost that allows them to enjoy an acceptable margin. These products include testing sample collection, molecular, and antibody tests, as well as instrumentation, all on a global basis. Our solutions provide tools to physicians, clinicians and other healthcare providers to improve detection, treatment and monitoring of a broad spectrum of diseases and conditions. In addition, reduced patient to physician office visits translates into lower healthcare processing costs and greater patient services.

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprised of 472 issued patents worldwide and over 64 pending patent applications, along with extensive enabling technologies and platforms.

Operating Segments

We are comprised of three interconnected operating segments which have evolved out of our core competencies involving the use of nucleic acids as informational molecules and the use of compounds for immune modulation and which have been augmented by previous acquisitions of a number of related companies. Financial information by geographic area and business segments for the years ended July 31, 2021, 2020 and 2019 is located in Note 17 in the Notes to Consolidated Financial Statements.

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

The Company’s primary sources of revenue have historically been from the clinical laboratory services provided to the healthcare community and product revenues utilized by customers worldwide. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2021, 2020 and 2019 (in thousands except percentages):

Fiscal year ended July 31,	2021		2020		2019
Clinical laboratory services	$86,984	74%	$47,964	63%	$51,115	63%
Product revenues	30,747	26	26,561	35	30,055	37
Grant income	—	—	1,496	2	—	—
Total	$117,731	100%	$76,021	100%	$81,170	100%

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

New Molecular Diagnostic platform

Enzo has developed and validated a new molecular diagnostics platform, GENFLEX® Molecular System, which, unlike current closed system platforms, has an open access feature, flexibility and compatibility with a full clinical workflow. It is believed to be uniquely characterized as an automated, clinically compatible, open platform that operates with multiple reagents and sample types allowing for cost savings and Laboratory Developed Tests (LDTs), while remaining comparable with FDA-approved products. It has been optimized to fully address existing clinical work flows while also providing the flexibility to develop and incorporate new work flows. The clinical diagnostic industry is challenged by declining reimbursements and high reagent costs associated with “closed systems” diagnostic platforms that prohibit the use of third-party reagents. The new Enzo “open system” molecular diagnostic platform is compatible with existing sample collection devices. It runs on a standardized, simplified sample processing (fluid handling and nucleic acid isolation) and amplification/detection workflow, and was designed to provide high performance and adaptable solutions to existing lab workflow, while addressing the critical need for lower cost solutions. The platform is compatible with a sample input capacity up to 1 ml of whole blood, serum, plasma, urine, gynecological and non-gynecological specimens, and offers high throughput, 96-well plate molecular testing in less than four hours run time. At full capacity, the platform can process as many as three 96-well plates (268 samples total) in about eight hours for most of the company’s tests. Using our proven AMPIPROBE® technology, Enzo has developed multi-target viral load assays and multi-target DNA-based women’s health assays optimized for the new automated, open system platform, and is currently in the process of developing a screening assay for oncogenic forms of HPV. The platform has current compatibility with more than sixteen (16) Enzo-developed clinical tests in the areas of sexual health (STIs), women’s health, virology, upper respiratory infections, plus others, with a built-in capacity to run new or esoteric laboratory developed tests.

Continue to commercialize new platforms for molecular diagnostics via multiple channels

We have developed several enabling platform technologies that may have utility in the development of a new generation of molecular diagnostic products designed to meet the needs of the current clinical marketplace. Our lead solution is the AMPIPROBE® platform, which is our proprietary target amplification and detection technology that has been shown to require substantially less starting material than conventional methods such as polymerase chain reaction (PCR) based products. With the GENFLEX® platform it may be possible to increase the number of analytes that can be assayed from a single clinical specimen, which in turn may reduce the need for physicians to recall patients to obtain additional clinical material for testing. In addition by increasing the number of analytes tested in a single clinical preparation, the GENFLEX® platform may be able to produce diagnostic tests at a significantly lower cost than conventional assays. Moreover, the need for less starting material may also lead to diagnostic tests with improved sensitivity, thus allowing detection of certain analytes present in minute quantities that are below the limit of detection of conventional assays. With several GENFLEX® assays already developed and validated, we continue to invest in the development of a consistent pipeline of additional assays.

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

Expand and protect our intellectual property estate

Since our inception, we have followed a strategy of creating a broadly encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During fiscal 2021, we were issued 20 patents and expanded our patent estate in the area of nucleotides, amplification, labeling and detection, among others.

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

With the coronavirus pandemic affecting people on a regional and global basis, the Company launched a rapid response to market demand for COVID-19 testing products and services. Enzo is delivering testing and lab services to schools, institutions, urgent care facilities, and core multi-state network of medical practices. Furthermore, the Company’s GENFLEX® platform received Emergency Use Authorization (EUA) from the Food and Drug Administration (FDA) in July 2020 for its proprietary product for the detection of SARS-CoV-2. FDA EUA demonstrates the Company’s unique integrated in-house capability in developing low cost, high throughput sensitive detection platforms for COVID-19 as well as other diseases. The Authorization was for a comprehensive platform enabling rapid scalability of testing, including internal use within Enzo’s Clinical Lab as well as for the sale of instrumentation, consumables, and reagents to other diagnostic testing customers. The Authorization includes three diverse platforms: Enzo’s proprietary GENFLEX® automated high-throughput platform, a medium-throughput industry standard platform, and Enzo’s manual workflow. Launching a COVID-19 test on its proprietary GENFLEX ™ molecular diagnostics platform serves as representative of the Company’s capabilities as it develops other tests on the platform including an upper respiratory panel, STDs and expanded women’s health panels. The Company is well positioned to replicate this success in response to new emerging health issues and needs, including, but not limited to, upper respiratory, sexually transmitted diseases, viral load, and women’s health.

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

Since 2015 we have had 10 submissions and approvals on lab developed tests (LDTs) from the New York State Department of Health for clinical analysis based on Enzo’s proprietary technology platforms, and four Emergency Use Authorizations (EUAs) or EUA expansions by the FDA. The comprehensive program includes 16 analytes and multiple specimen source and collection devices.

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

On July 20, 2021, we received an expansion of our FDA EUA for the rapid extraction method on our proprietary test system for the detection of coronavirus SARS-CoV-2 including the genetic variants that are now proliferating globally. The EUA enables laboratories to immediately use our faster extraction process to reduce the time by over one hour, or more than 25%, enabling more test runs on a single instrument. The rapid extraction method can be used on platforms including our proprietary GENFLEX® automated high-throughput platform, Qiagen’s QIAsymphony® SP lower-throughput platform and our manual workflow. The AMPIPROBE® SARS-Cov-2 Test System includes three components: sample collection, AMPIXTRACT™ SARS-CoV-2 Extraction Kit for sample processing, and AMPIPROBE® SARS-CoV-2 Assay Kit for detection and analysis.

In April 2021, the FDA cleared our AMPICOLLECT™ Sample Collection kit (manufactured under GMP) for distribution under EUA. The AMPICOLLECT™ Sample Collection kit is now available for sample collection for COVID-19 testing protocols in the United States. Our sample collection kit has been shown to meet the FDA’s policy standard as outlined in “Enforcement Policy for Viral Transport Media during the Coronavirus Disease 2019 (COVID-19) Public Health Emergency.” The AMPICOLLECT™ kit is not only authorized for use with our proprietary GENFLEX® molecular diagnostic platform, but can also be used for sample collection with other PCR-based molecular diagnostic platforms or antigen-based testing platforms that require the collection of upper respiratory specimens.

In January 2021, we received an expansion of our EAU from the FDA authorizing the use of pooled samples containing up to five individual swab specimens with our AMPIPROBE® SARS-Cov-2 Test System utilizing tests on three different platforms including our proprietary GENFLEX® automated high-throughput platform.

In November 2020, we began the commercial launch of a small portable microplate reader for use with the company’s immunoassays and, ultimately, molecular diagnostics, providing new opportunities in point-of-care medicine. This affordable device enables us to offer a complete solution to academic, CRO, and industrial customers.

In October 2020, we launched GoTestMeNow™, an online platform that enables consumers to directly order physician-authorized laboratory testing. GoTestMeNow™ can be used to access necessary medical tests without the need for a doctor’s office visit. Specimen collection and testing is accomplished through a network of patient service centers in the New York/New Jersey metro area. Consumers can obtain results through a secure online portal. The GoTestMeNow™ direct-to-consumer laboratory testing capability will initially support access to COVID-19 molecular and antibody testing, and the platform will be expanded to offer access to a broad range of additional tests in the near future.

In July 2020, we received Emergency Use Authorization (EUA) from the FDA for our proprietary product for the detection of Coronavirus SARS-CoV-2. The EUA enables other laboratories to use this product with three diverse platforms without requiring further validation. These platforms include our proprietary GENFLEX® automated high-throughput platform, Qiagen’s QIAsymphony® SP lower-throughput platform and Enzo’s manual workflow. The AMPIPROBE® SARS-Cov-2 Test System includes three components: sample collection, AMPIXTRACT™ SARS-CoV-2 Extraction Kit for sample processing, and the AMPIPROBE® SARS-CoV-2 Assay Kit for detection and analysis.

In February 2020, we received New York State approval for our CT/NG/TV tests using liquid-based cytology sample collection on our proprietary GENFLEX® platform. GENFLEX® is a commercially available sample-to-result molecular diagnostic platform that includes sample collection, sample processing, amplification and detection. The GENFLEX® open system delivers high-throughput, high capacity, workflow efficiency and flexibility at a much greater level of affordability than existing systems. The platform will provide a cost-effective, comprehensive menu of molecular diagnostic products and services and highlights our continued ability to deliver high performance, open, flexible, adaptable and cost-effective products, devices and services. Compared favorably to all other proprietary platforms dominating the diagnostic testing market, our GENFLEX® platform offers 30-50% cost-savings over current closed systems and addresses the $450 million annualized global CT/NG/TV diagnostic market as well as the $1.3 billion Women’s health market. Extensions of the GENFLEX® platform, which we are currently developing, could eventually address the entire $7 billion molecular diagnostic market.

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

Product/Technology	Expected Availability (1)	Platform

HPV high risk AMPIPROBE® REAL-TIME AMPLIFICATION AND DETECTION	Q1 2022	GENFLEX® Molecular System

AMPIVIEW SARS-CoV-2 RNA Probes	Q1 2022	IN SITU HYBRIDIZATION RNA DETECTION

AMPIVIEW HPV High Risk RNA Probes/RNA ISH	Q3 2022	IN SITU HYBRIDIZATION RNA DETECTION

AMPIVIEW HPV 6/11 RNA Probes/RNA ISH	Q3 2022	IN SITU HYBRIDIZATION RNA DETECTION

FLU AB-RSV Resp Panel 1 AMPIPROBE REALTIME AMPLIFICATION AND DETECTION	Q4 2022	GENFLEX® Molecular System

HSV 1&2/VZV AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION	Q1 2023	GENFLEX® Molecular System

Group Strep B AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION	Q1 2023	GENFLEX® Molecular System

(1)	Represents the calendar period. There can be no assurances these products can be successfully developed within these timeframes or available on these dates, if at all.

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

We have developed AMPIPROBE® as a broad technology base for the labeling, detection, amplification and analysis of nucleic acids which is supported by our significant proprietary position in these fields. This and other proprietary technologies are the building blocks of our GENFLEX® Molecular System and other molecular diagnostics platforms.

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

For fiscal years ended July 31, 2021, 2020 and 2019, respectively, approximately 74%, 65% and 63% of the Company’s revenues were derived from the Clinical Laboratory Services segment. Revenues, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2021, 2020 and 2019 were approximately 15%, 23% and 21%, respectively, of the clinical laboratory services segment’s total revenue. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers. Other than the Medicare program, revenues from UnitedHealthcare and Oxford Health Plan represented approximately 22%, 24% and 36%, respectively, of the Clinical Laboratory Services segment’s net revenue for the fiscal year ended July 31, 2021, 2020 and 2019. Revenues from Blue Cross Blue Shield represented approximately 13% of the Clinical Laboratory Services segment’s net revenue for the fiscal year ended July 31, 2021.

At July 31, 2021 and 2020, approximately 59% and 68%, respectively, of the Company’s net accounts receivable was derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its third party payers that insure individuals. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

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

Diagnostic Products

We are a manufacturer of labeling and detection technologies from DNA to whole cell analysis. Enzo’s products are backed by innovative technology platforms and a deep patent portfolio.  With nearly 45 years of experience, Enzo continues to provide integrated solutions for drug development, pipeline basic research, drug discovery, quality control in drug development and diagnostics. Enzo Life Sciences offers a broad range of high-quality products to advance research including proteins, antibodies, peptides, small molecules, labeling probes, dyes, and kits.  Enzo operates in a highly competitive and price-sensitive marketplace and is repositioning itself by narrowing its product mix to concentrate on improved profitability, while also adding staff who are more experienced in operations. We have become a specialized assay supplier as part of our integrated strategic plan to deliver highly efficient, cost-effective assays for our own use and to sell to independent labs. With direct sales operations in the US, Switzerland, Germany, UK, France, and Benelux, Enzo Life Sciences also supports its products through a global network of dedicated distributors.

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

In the fiscal years ended July 31, 2021, 2020 and 2019, the Company incurred costs of approximately $3.3 million, $4.4 million and $3.2 million, respectively, for research and development activities. Starting in fiscal 2018, the Company’s research and development program was refocused to areas that had greater opportunity in molecular diagnostics and immunology chemistry to maximize revenues.

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

Recently issued patents

In February 2021, we were issued U.S. Patent No. 10,899,827 entitled “Antibodies Specific for Sulfation Sites of Sclerostin.” The new patent is a member of a broader U.S. and international patent family that also includes issued patents and pending patent applications for therapies including monoclonal antibodies and small synthetic peptides used to inhibit sclerostin in the treatment of bone disorders such as osteoporosis. This patent focuses on polyclonal antibodies that bind a specific region of human sclerostin, a protein that is a negative regulator of bone growth. Sclerostin is produced in osteocytes, a type of bone cell, and is known to inhibit bone formation. The maintenance of bone over time requires a balance between the formation of new bone tissue and the breakdown and removal (resorption) of old bone tissue.

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

In August 2019, we announced the issuance of a U.S. patent entitled Nucleic Acid Probes for In Situ Hybridization. This patent is related to a new probe technology developed by Enzo and transformative methods of testing using the probes, which allow for significantly more cost effective, simple and scalable processes. These new probes can be used to detect clinically relevant genomic targets with high-sensitivity in cell samples and biopsy tissue obtained from patients.

At the end of fiscal 2021, we owned or licensed 472 patents relating to products, methods and procedures resulting from our internal or sponsored research projects. There can be no assurance that patents will be issued on pending applications or that any issued patents will not be challenged (see Item 3, Legal Proceedings), or that they will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology.

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

Since Enzo’s clinical laboratory receives more than 50% of its total Medicare revenue from the Part B Clinical Laboratory Fee Schedule (CLFS) and the Physician Fee Schedule and receives more than $12,500 in Medicare CLFS revenues per year, we are considered an “applicable laboratory”, and as such, are required to report private payer rate information to CMS. Enzo initially reported data from the first two quarters of Calendar Year (CY) 2016 during Q1 2017, and this information was used (along with data from other relevant laboratories) to calculate Medicare reimbursement rates for CY 2018-2022. The current reporting cycle requires us to report private payer rates for fee reimbursements for the period January 1, 2019 to June 30, 2019 to CMS during Q1 2022. This combined data (and data from other laboratories) will be aggregated and utilized again as the basis for the 2023-2025 Medicare CLFS that is expected to be finalized in November 2022.

Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing may have a material adverse effect on our business. We cannot predict, however, whether and what type of legislation will be enacted into law. In addition, (1) reimbursement denials by third party payers, commercial insurers and health maintenance organizations, (2) reductions or delays in the establishment of reimbursement rates, (3) carrier limitations on the insurance coverage of the Company’s services and (4) the use of the Company as a service provider may have a negative effect on the Company’s future revenues. During our fiscal 2016 and 2017, Medicare reimbursement rates remained constant with 2015 levels. However, PAMA-based cuts in Medicare reimbursement for certain services impacted fiscal 2018 results beginning in January 2018. PAMA cuts were implemented in calendar year 2019 for certain services, which also impacted our financial results for our fiscal 2020 and 2019. Additional cuts were mandated in calendar year 2020 and negatively impacted our fiscal 2021 results. The impact of subsequent adjustments to Medicare rates are unclear at this time.

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

In addition, laboratories may not bill federal health care programs, or any other payer, for services furnished pursuant to a prohibited referral. Violation of the Stark law may result not only in denial of payment for the underlying testing services, but also the imposition of civil monetary penalties and, potentially, False Claims Act liability. The Stark law also prohibits state receipt of federal Medicaid matching funds for services furnished pursuant to a prohibited referral. This provision of the Stark law has not been implemented by regulations, but some courts have held that the submission of claims to Medicaid that would be prohibited as self-referrals under the Stark law for Medicare could implicate the federal False Claims Act. Many states, including New York have adopted laws that are similar to the federal Stark law, which contain similar prohibitions and penalties and apply regardless of payer.

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

Regulation of Diagnostic Products

In February 2020, the HHS Secretary determined that there is a public health emergency that has a significant potential to affect national security or the health and security of United States citizens living abroad, and that involves the virus that causes COVID-19. On the basis of this determination, the Secretary then declared that circumstances exist justifying the authorization of emergency use of in vitro diagnostics for detection and/or diagnosis of the virus that causes COVID-19.

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

Manufacturing and Research Facilities

Our integrated laboratory and scientific efforts for our three segments currently take place primarily at three adjacent facilities in Farmingdale, New York. A major part of one facility is utilized by Life Science products as its global headquarters, and also for research and manufacturing with special handling capabilities and clean rooms suitable for our operations. The Life Sciences segment centered its US logistics, reagent and kit manufacturing at its facility in Ann Arbor, Michigan, and has European logistics operations in Lausen, Switzerland. We began renovation of an acquired facility in Farmingdale, NY which is adjacent to the other two starting in July 2020. This facility is being used for manufacturing operations and some administrative functions. Effective September 30, 2021 we exited the Ann Arbor, Michigan facility and brought its manufacturing operations to Farmingdale, NY in order to consolidate our United States operations into one geographic location. We also contract with qualified third-party contractors to manufacture our products in cases where we deem it appropriate, for example, when it is not cost-effective to produce a product ourselves or where we seek to leverage the expertise of another manufacturer in a certain area.

Employees

As of July 31, 2021, we employed 451 full-time and 63 part-time employees. Of the full-time employees, 132 were engaged in research, development, manufacturing, and marketing of research products, 270 in performing testing, marketing and billing our clinical laboratories services and 49 in finance, information technology, administrative and executive functions. Our scientific staff, including 35 individuals with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that we have established good relationships with our employees.

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

Enzo Biochem, Inc.

527 Madison Ave.

New York, New York 10022

Tel: (212) 583-0100

Attn: Investor Relations

Item 1A. Risk Factors

Business Risks

Our operating results may vary from period to period.

Our operating results may vary significantly from quarter to quarter and from year to year, depending on a variety of factors including:

●	The continued impact on our operations from the COVID-19 pandemic depending on its severity and duration, competition from larger commercial clinical laboratories, hospital affiliated laboratories, and physician office laboratories;

●	health care reform regulations affecting providers and plan sponsors, including those stemming from the Affordable Care Act of 2010 (ACA) or its repeal, amendment or replacement;

●	changes in reimbursement policies by third party and government payers, especially those stemming from The Protecting Access to Medicare Act of 2014 (“PAMA”);

●	customer demand for our products due to changes in purchasing requirements and research needs;

●	the introduction of new products by us or our competitors;

●	the timing of our research and development, sales and marketing expenses;

●	general worldwide economic conditions affecting funding of research;

●	seasonal fluctuations in revenues due to the impact of weather and holiday periods

●	expenses associated with defending our intellectual property portfolio

●	foreign currency exchange rate fluctuations;

●	changes in tax laws, the results of tax audits or the measurement of tax uncertainties; and

●	the success of identifying, acquiring and integrating businesses that complement our product offerings, add new technology or add presence in a market;

Consequently, results for any interim or full year period may not necessarily be indicative of results in subsequent periods.

The COVID-19 pandemic significantly and adversely affected our consolidated results of operations, financial position and cash flows during fiscal 2020. Though our operations recovered in fiscal 2021, the pandemic may adversely affect future operations depending on the severity and duration of the pandemic, its impact on the U.S. healthcare system and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic.

The novel strain of coronavirus (“COVID-19”) and its variants continue to spread and impact the economy of the United States and other countries around the world. The Company has made substantial investments to expand the amount of COVID-19 testing available and is currently offering direct testing at its drive-through testing facilities as well as accepting tests for processing at its clinical laboratory. The Company and its employees are committed to being a part of the coordinated public and private sector response to this unprecedented challenge. The Company also put preparedness plans in place at its facilities to maintain continuity of operations, while also taking steps to keep colleagues and customers healthy and safe.

While the rate of transmission of COVID-19 fluctuates in the US and Europe, it continues to spread in other parts of the world and negatively impact the world economy. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers of our products remaining closed or continuing to severely curtail their operations (voluntarily or in response to government orders), and the continuation of work-from-home or shelter-in-place policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and publicly issued statements from competitors, partners, and vendors.

During the fiscal years ended July 31, 2021 and 2020, COVID-19 testing revenues represented 48% and 8%, respectively of Clinical Services revenues. Enzo applied its technical expertise in molecular diagnostics to develop next generation COVID-19 diagnostic and antibody testing options which were approved under the FDA Emergency Use Authorization (EUA). This testing had a positive impact on revenue, profitability and cash flow throughout fiscal 2021. However, it is too early to determine the long term significance of any positive impact from increased COVID-19 testing and our proprietary COVID-19 product offerings on our businesses.

The extent to which our businesses may continue to be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, the emergence and spread of variants, its treatment with authorized vaccines and vaccines in various stages of development and federal approval, work and travel advisories and restrictions, and the timing of their easing, all of which are highly uncertain and cannot be reasonably predicted at this time. Global supply chain issues due to the pandemic continue to hamper both the manufacturing of products within the life science segment as well as testing capabilities in the clinical laboratory.

The extent to which the COVID-19 pandemic impacts the Company’s business and consolidated results of operations, financial position and cash flows will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including, but not limited to, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. These factors are beyond the Company’s knowledge and control, and as a result, at this time the Company cannot reasonably estimate the adverse impact the COVID-19 pandemic will have on its businesses but the adverse impact could be material. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of July 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s patient self-pay revenue concessions and credit losses in the Clinical Services segment, accounts receivable, inventories and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods. We expect COVID-19 volume to decline in the quarters ahead as the percentage of Americans who are vaccinated increases. However, the emergence and spread of variants may cause our COVID-19 testing volume to increase again.

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

Financial Risks

With the exception of fiscal years 2021 and 2019, we have experienced significant losses in our previous five fiscal years and quarter to quarter over such periods and our losses have resulted in the use of cash in operations. If such losses and cash uses continue, the value of your investment could decline significantly.

Although for fiscal years 2021 and 2019, when we reported net income of $7.9 million and $2.5 million, respectively, we incurred net losses of $28.5 million, $11.4 million, and $2.5 million for the fiscal years ended July 31, 2020, 2018 and 2017 respectively. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses and use cash in operations which could have an adverse effect on our business and adversely affect your investment in our Company.

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

The Company had $13.5 million in cash, cash equivalents and restricted cash and $30.0 million in short term investments in bond funds on its balance sheet as of July 31, 2021. Also as of that date, we had approximately $3.4 million of short term debt and $18.9 million in long term debt. The short term debt is primarily related to operating leases. The long term debt is primarily related to operating leases and a ten-year mortgage obligation of approximately $4.1 million with Citibank, N.A., which bears a fixed interest rate of 5.09% per annum and contains various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. Our ability to comply with the restrictive financial ratio and liquidity covenants in the mortgage debt agreement will depend upon our future performance and various other factors, including but not limited to the impact on our business, consolidated results of operations, financial condition and cash flows associated with the COVID-19 pandemic, any prolonged recessionary economic environment that may develop and competitive and regulatory factors, many of which are beyond our control. We may not be able to maintain compliance with all of the covenants. In that event, we may not be able to find and access any other borrowing availability and we may need to seek waivers to the covenants or amendments to the mortgage agreement or would need to refinance the mortgage. There can be no assurance that we can obtain additional waivers of our mortgage agreement covenants, or be able to refinance it, and, even if we were able to obtain a waiver or additional amendment in the future, such relief may only last for a limited period. Any noncompliance by us with the covenants under our mortgage agreement could result in an event of default under the agreement, which may allow the lender to accelerate payment of the mortgage. In the event our creditor accelerates the repayment of our mortgage, we cannot assure that we would have sufficient assets to make such repayment.

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

As of July 31, 2021 and 2020, goodwill and finite lived intangible assets represented approximately 7% of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. The Company has no intangible assets with indefinite lives.

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

We face efforts by government payers to reduce utilization of and reimbursement for diagnostic information services. We expect efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue. Pursuant to The Protecting Access to Medicare Act of 2014 (PAMA), which was implemented in 2018, the Centers for Medicare and Medicaid Services (CMS) promulgated revised reimbursement rate schedules for the years 2018 through 2020 for clinical laboratory testing services provided under Medicare. Reimbursement rates for clinical laboratory testing were reduced in 2018 and 2019 and were reduced again by approximately 10% in 2020. PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule (CLFS) for years after 2021, based on future surveys of private payer market rates; reimbursement rate reduction from 2021-23 is capped by PAMA at 15% annually. The CARES Act provided a one year delay of a reimbursement rate reduction of 15% for clinical laboratory services provided under Medicare that was scheduled to start January 1, 2021.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, we are required to document and test our internal control over financial reporting; management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm may be required to attest to the effectiveness of our internal control over financial reporting. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following are the principal facilities of the Company:

			Leased /	Square
Location	Primary use	Segments	owned	footage
Farmingdale, NY (Note 1)	Clinical laboratory and research	Clinical Laboratory Services	Leased	43,000

Farmingdale, NY	Manufacturing, research, sales and administrative office	Life Sciences Products, Therapeutics	Owned	22,000

Farmingdale, NY (Note 2)	Manufacturing and administrative office	Clinical Laboratory Services and Life Sciences Products	Owned	36,000

Farmingdale, NY (Note 3)	Administrative office	Clinical Laboratory Services, Life Sciences Products, and Other	Leased	12,000

New York, NY (Note 4)	Corporate headquarters	Other	Leased	11,300

Lausen, Switzerland (Note 5)	Operational headquarters in Europe, including sales and distribution	Life Sciences Products	Leased	9,626

Ann Arbor, Michigan (Note 6)	Manufacturing, research, and distribution	Life Sciences Products	Leased	26,820

Note 1	On October 9, 2015, this lease was amended and extended through March 31, 2027.
Note 2	On November 27, 2018 we closed on the $6 million purchase of this facility, which was subleased through June 30, 2020.
Note 3	This lease commenced June 15, 2021 and expires on June 15, 2024.
Note 4	In June 2017, the lease, which includes 4,100 square feet under a sublease rental agreement through December 31, 2019, was extended through June 2028. We are currently evaluating this lease and considering all alternatives including, but not limited to, a sublease and/or buyout of the term.
Note 5	In June 2019, the lease was amended and extended through July 2020 and automatically renews for one year on each anniversary.
Note 6	This lease expired in May 2021 and subsequently ran on a month to month basis. Operations at this facility ceased on September 30, 2021 and were moved to Farmingdale, NY.

We believe the current facilities are suitable and adequate for the Company’s current operating needs for its clinical laboratories services, life science products and therapeutics segments and that the production capacity in various locations is sufficient to manage services and product requirements.

Item 3. Legal Proceedings

The Company has brought cases in the United States District Court for the District of Delaware (“the Court”), alleging patent infringement against various companies. In 2017, the Court ruled that the asserted claims of the ’180 and ’405 Patents are invalid for nonenablement in cases involving Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche. That ruling was affirmed by the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) in June 2019. Enzo subsequently filed a petition for certiorari regarding the invalidity ruling for the ’180 and ’405 Patents in February 2020; the Supreme Court denied Enzo’s petition on March 30, 2020. There are currently two cases that were originally brought by the Company in the Court. In those two cases, Enzo alleges patent infringement against Becton Dickinson Defendants and Roche Defendants, respectively. The claims in those cases involve the ’197 Patent. Both cases are stayed.

In separate inter partes review proceedings before the U.S. Patent and Trademark Office (“PTO”) involving, among others, Becton Dickinson, certain claims of the ’197 Patent were found unpatentable as anticipated or obvious and cancelled by the Patent Trial and Appeals Board (“Board”). Enzo appealed that decision to the Federal Circuit. On August 16, 2019, the Federal Circuit affirmed the Board’s decision, finding that each of the challenged claims is unpatentable. The Company filed a petition for rehearing and rehearing en banc on October 30, 2019, which the Federal Circuit denied on December 4, 2019. The Company filed a petition for certiorari with the Supreme Court on March 3, 2020, which was denied.

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

On September 2, 2021, the PTO issued a non-final office action in an ex parte reexamination concerning the ’197 Patent. In the office action, the PTO rejected certain claims of the ’197 Patent under 35 U.S.C. § 102 and for nonstatutory double-patenting. Enzo’s response to the office action is forthcoming.

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

On November 27, 2020, the Company brought an action in the United States District Court for the Southern District of New York against Harbert Discovery Fund, LP, Harbert Discovery Co-Investment Fund I, LP, Harbert Fund Advisors, Inc., Harbert Management Corp. and Kenan Lucas. The Company alleges the defendants made false and misleading representations, or omitted to state material facts necessary to make their statements not misleading, in proxy materials they disseminated seeking the election to the Company’s Board of Directors at its 2019 Annual Meeting of two candidates they nominated, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder. The Company seeks damages and injunctive relief. On February 15, 2021, Defendants filed a motion to dismiss. On March 8, 2021, the Company filed its opposition to that motion. On March 18, 2021 defendants filed their reply in further support of the motion. On September 28, 2021, the Court denied the motion with respect to the Company’s misrepresentation claims and granted it with respect to its omissions claim. The Company intends to vigorously pursue its misrepresentation claim.

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

The following legal settlements are included in the statement of operations under Legal settlements, net within the Life Science segment for the 2019 period:

The Company, along with its subsidiaries Enzo Life Sciences, Inc. entered into a Settlement Agreement as of February 5, 2019 (the “Agreement) with Roche Diagnostics GmbH and Roche Molecular Systems, Inc. (together, “Roche”) with respect to an action between the Company and Roche before the U.S. District Court, Southern District of New York, Case No 04-CV4046. Roche agreed to pay the Company $21 million in settlement pursuant to the Agreement. The Company received $19.4 million net of attorney contingency payments. This settlement does not affect the Company’s civil action for patent infringement against Roche in the U.S. District Court for the District of Delaware, Enzo Life Sciences Inc. v. Roche Molecular Systems Inc., et al., civil action No. 12 cv-00106, which remains stayed.

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

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of the Company is traded on the New York Stock Exchange (Symbol: ENZ). The following table sets forth the closing high and low price of the Company’s common stock for the periods indicated as reported on the New York Stock Exchange.

2021 Fiscal Year (August 1, 2020 to July 31, 2021):
	High	Low
1st Quarter	$2.61	$1.82
2nd Quarter	$3.20	$1.89
3rd Quarter	$4.08	$2.75
4th Quarter	$3.40	$2.86

2020 Fiscal Year (August 1, 2019 to July 31, 2020):
	High	Low
1st Quarter	$3.79	$3.01
2nd Quarter	$3.21	$2.42
3rd Quarter	$3.87	$1.82
4th Quarter	$3.14	$2.15

As of September 30, 2021, the Company had approximately 850 stockholders of record of its common stock.

The Company has not paid a cash dividend on its common stock and intends to continue a policy of retaining earnings to finance and build its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of common stock in the foreseeable future.

Item 6. Selected Financial Data

Not applicable, reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See in this Form 10-K for the fiscal year ended July 31, 2021 Part 1. Item 1. Business, for Forward Looking Cautionary Statements.

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

Enzo was granted FDA Emergency Use Authorizations (EUAs) and EUA extensions for our molecular diagnostic and serological testing for COVID-19 and related antibody testing options, for our sample collection kit, an innovative virus-inactivating specimen collection media that lessens transmission risks for healthcare providers and clinical laboratory personnel, for our use of pooled samples, and for our rapid extraction method. Other innovations include the development of more relevant positive controls for the tests, and improved sensitivity. During fiscal 2021, we experienced growing demand for COVID-19 testing and we made significant investments to expand our capacity throughout the period in order to satisfy the demand, which substantially increased our testing volumes.

The extent to which our businesses may continue to be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and emergence of variants, its treatment with approved and authorized vaccines, mask and vaccine mandates, work and travel advisories and restrictions, and the timing of their easing, all of which are highly uncertain and cannot be reasonably predicted at this time. We expect COVID-19 volume to decline in the quarters ahead as the percentage of Americans who are vaccinated increases, although the emergence and spread of variants may cause our COVID-19 testing volume to increase again. Global supply chain issues due to the pandemic continue to hamper both the manufacturing of products within the life science segment as well as testing capabilities in the clinical laboratory.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

In March 2020, in response to the COVID-19 pandemic, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures. The CARES Act also includes a number of benefits that are applicable to us and other healthcare providers including, but not limited to:

●	Providing clinical laboratories a one-year reprieve from the Centers for Medicare and Medicaid Services (CMS) private payer prices reporting requirements under the Protecting Access to Medicare Act (“PAMA”) as well as a one-year delay of a reimbursement rate reduction of 15% for clinical laboratory services provided under Medicare that was scheduled to take place starting January 1, 2021. Further revisions of the Medicare Clinical Laboratory Fee Schedule (CLFS) for calendar years after 2021 will be based on future surveys of private payer market rates. Medicare and Medicaid reimbursement reduction for calendar years 2022-2024 is capped by PAMA at 15% annually, which we estimate could then negatively impact our annualized Medicare and Medicaid revenues by approximately $2.9 million. In this regard, the American Clinical Laboratory Association (ACLA) has filed a federal civil action challenging the legal basis for the private payer data collection methodology CMS used to derive the data from which median prices were calculated. ACLA continues to work with Congress on potential legislative reform of PAMA, which if adopted could reduce the negative impact of PAMA as currently implemented by CMS. The long-term effect of these efforts on Medicare CLFS rates is not determinable

●	Appropriating $100 billion to health care providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. In April 2020, we received from Medicare a CARES Act Relief Payment grant of approximately $750 from the initial tranche and in July 2020 we received a second grant of approximately $750.

●	Allocated $349 billion to small businesses as Payment Protection Program (PPP) loans through the Small Business Administration (SBA). In April 2020, we received approximately $7.0 million from the initial tranche of this program. In June 2021 the SBA fully forgave our PPP loan.

●	Providing an advance on testing services payments which can be either paid back at any time or earned back starting one year from receipt. In April 2020 we applied for and received a Medicare advance payment of $2.5 million, which is being paid back.

●	Suspended Medicare sequestration from May 2020 to December 2020. The Consolidated Appropriations Act of 2021 extended the suspension period to March 31, 2021. An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed into law on April 14, 2021, extended the suspension period to December 31, 2021. We estimate that the suspension of Medicare sequestration resulted in a small benefit to us in the form of higher reimbursement rates for diagnostic testing services performed on behalf of Medicare beneficiaries.

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

The following table summarizes the sources of revenues for the fiscal years ended July 31, 2021, 2020 and 2019 (in $000’s and percentages):

	2021		2020		2019
Clinical laboratory services	$86,984	74%	$47,964	63%	$51,115	63%
Product revenues	30,747	26	26,561	35	30,055	37
Grant income	—	—	1,496	2	—	—
Total	$117,731	100%	$76,021	100%	$81,170	100%

Results of Operations

Fiscal year ending July 31, 2021 compared to July 31, 2020
(in 000s)

Comparative Financial Data for the Fiscal Years Ended July 31,

	2021	2020	Favorable (Unfavorable)	% Change

Revenues	$117,731	$76,021	$41,710	55

Operating costs and expenses:
Cost of revenues	64,154	52,251	(11,903)	(23)
Research and development	3,252	4,448	1,196	27
Selling, general and administrative	44,905	42,960	(1,945)	(5)
Legal and related expenses	4,728	6,729	2,001	30
Total operating costs and expenses	117,039	106,388	(10,651)	(10)

Operating income (loss)	692	(30,367)	31,059	**

Other income (expense):
Interest	8	454	(446)	(98)
Other	6,905	488	6,417	**
Foreign currency gain	270	905	(635)	(70)
Income (loss) before income taxes	$7,875	$(28,520)	$36,395	**

**	not meaningful

Consolidated Results:

The “2021 period” and the “2020 period” refer to the fiscal year ended July 31, 2021 and 2020, respectively.

Impacts of COVID-19

In July 2020, Enzo was granted FDA Emergency Use Authorization (EUA) for its molecular diagnostic and serological testing for COVID-19 and related antibody testing options. In January 2021, Enzo received an expansion of its Emergency Use Authorization (EUA) from the U.S. Food and Drug Administration (FDA) authorizing the use of pooled samples containing up to five individual swab specimens with the Company’s AMPIPROBE® SARS-Cov-2 Test System utilizing tests on three different platforms including Enzo’s proprietary GENFLEX® automated high-throughput platform. In July 2021, Enzo received an expansion of its FDA Emergency Use Authorization (EUA) for the Company’s rapid extraction method on its proprietary test system.

Due to the effects of the pandemic and COVID-19 testing, accession volume in the 2021 period exceeded accession volume in the 2020 period by 65%, offsetting reductions in non-COVID-19 accessions due to the continuing restrictive effects of COVID-19. At this time, it is too early to determine the long term significance of the positive impact from COVID-19 testing and the Company’s proprietary product offerings on revenue, profitability and cash flow. We experienced a decline in COVID-19 accession volume in the fourth quarter of the 2021 period and fully expect COVID-19 volume to decline in the quarters ahead as the percentage of Americans who are vaccinated increases. However, the emergence and spread of variants have caused our COVID-19 testing volume to increase again subsequent to the end of the fiscal year period. We expect continued COVID-19 testing opportunities based on testing for entertainment and travel as well as for school and workplace reopenings.

Clinical services revenues for the 2021 period were $87.0 million compared to $49.5 million in the 2020 period, an increase of $37.5 million or 76%. Revenues from COVID-19 testing represented 48% and 8% of Clinical revenues in the 2021 and 2020 periods, respectively. Revenues for the 2020 period include two CARES Act Relief Payment grants totaling $1.5 million; there were no grants in the 2021 period. Diagnostic testing volume measured by the total number of accessions for all our testing services increased approximately 65% period over period due to the positive impact from COVID-19 testing, resulting in the 2021 period’s revenue increase. COVID-19 testing services have higher reimbursement rates than our core and specialty testing resulting in an improvement in our overall liquidation rate for collections and revenue per accession. Excluding the impact of COVID-19 testing and the CARES Act grant, revenues for the 2021 period were $1.1 million higher than the 2020 period, and non COVID-19 testing volume was 1% higher.

Estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. The effect of PAMA directly negatively impacted reimbursements from Medicare and Medicaid in the 2021 and 2020 periods by approximately $1.4 million and $1.2 million, respectively.

Product revenues were $30.7 million in the 2021 period and $26.6 million in the 2020 period, an increase of $4.2 million or 16%. During the 2020 period, the negative effect of COVID-19 related government policies intended to reduce the spread of the pandemic impacted our Products revenues in the U.S. markets more than in markets in the rest of the world. A greater portion of the 2021 period increase came from markets outside the U.S., though the U.S. market also increased, especially in the fourth quarter of the 2021 period. The worldwide growth is due to the improvement in infection rates and a rebound in demand as academia returned from complete shutdown, though some industrial customers still have not returned to full operations.

The cost of Clinical Services was $48.2 million in the 2021 period and $38.9 million in the 2020 period, an increase of $9.3 million from increased COVID-19 testing volume. Utilizing our internal manufacturing capabilities we reduced some of our reliance on reagents sourced from third parties. The gross profit margin on Clinical Services revenues in the 2021 period was approximately 45% versus 19% in the 2020 period, excluding the 2020 period grants. In the 2021 period, the high margin on COVID-19 testing and liquidation rate improvements offset the effect of reduced volumes of certain specialty testing services, such as genetics testing.

The cost of Product revenues was $16.0 million in the 2021 period and $13.4 million in the 2020 period, an increase of $2.6 million or 19%. The gross profit margin on Products was 48.0% in the 2021 period and 49.6% in the 2020 period, negatively impacted by an increase in headcount, overhead and the cost of production materials.

Research and development expenses were $3.3 million in the 2021 period and $4.4 million in the 2020 period, a decrease of $1.2 million or 27%. The decrease is attributable to the Clinical Services segment, where with the increased commercialization of COVID-19 testing, certain research and development resources transitioned to testing services in the current period. During the 2020 period, the segment’s efforts were directed toward lab developed tests (LDTs) for the detection of COVID-19 and antibodies. Research and development expenses also declined for the Therapeutics segment, due to the timing of activities.

Selling, general and administrative expenses were $44.9 million during the 2021 period versus $43.0 million during the 2020 period, an increase of $1.9 million or 5%. The Clinical Services expense increased $2.5 million primarily due to higher sales commissions and support services compensation resulting from higher revenues and activity from COVID-19, partially offset by the impact of cost savings initiatives undertaken throughout our fiscal year that ended July 31, 2020. The Life Sciences Products expense increased $0.5 million due to higher information technologies expenses and accrual of plant closure costs. The Other segment decreased $1.1 million primarily due to lower self-insured healthcare benefit costs.

Legal and related expenses were $4.7 million during the 2021 period compared to $6.7 million in the 2020 period, a decrease of $2.0 million or 30%. There were contested proxy activities in both periods, but we incurred legal expenses relating to the contested proxy through more of the 2020 period compared to the 2021 period.

Interest income, net was zero in the 2021 period versus interest income, net of $0.5 million in the 2020 period, an unfavorable variance of $0.5 million, and in both periods represents interest on cash and cash equivalents and marketable securities net of interest expense, primarily on a mortgage. During the latter half of the 2021 period, we invested in and began to earn interest on marketable securities in bond funds since no interest was being earned on cash in money market funds because the Federal Reserve cut its target interest rates to near zero in response to COVID-19. During most of the 2020 period, we earned interest in money market funds, which earned a significant yield prior to the Federal Reserve’s interest rate cuts as it targeted near zero interest rates.

Other income in the 2021 and 2020 period was $7.0 million and $0.5 million respectively, an increase of $6.4 million. In June 2021, our $7.0 million PPP loan was fully forgiven by the Small Business Administration and the loan liability was reversed into income.

The foreign currency revaluation gain recognized by the Life Sciences Products segment during the 2021 period was $0.3 million compared to a revaluation gain of $0.9 million in the 2020 period, an unfavorable variance of $0.6 million. The 2021 period revaluation gain was due to significant appreciation of the British pound versus the U.S. dollar as of the end of the period compared to its start. The revaluation gain in the 2020 period was larger due to significant appreciation of the British pound, Swiss franc and Euro versus the U.S. dollar as of the end of that period compared to its start.

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

Research and development expenses were $4.4 million in the 2020 period and $3.2 million in the 2019 period, an increase of $1.2 million or 38%. The increase is entirely attributed to the Clinical Services segment for lab developed tests (LDTs) including those based on our proprietary GENFLEX® platform. During the 2020 period, our research was focused on lab developed tests for the detection of COVID-19 and for the detection of COVID-19 antibodies. Our lab developed test for the detection of COVID-19 was approved under the FDA’s Emergency Use Authorization (EUA) authority. Other tests based on GENFLEX® were approved by The New York State Department of Health.

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

Liquidity and Capital Resources

At July 31, 2021, the Company had cash and cash equivalents and marketable securities totaling $43.5 million of which $0.9 million was in foreign accounts, as compared to cash and cash equivalents of $47.9 million, of which $0.9 million was in foreign accounts at July 31, 2020. It is the Company’s current intent to permanently reinvest these foreign funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. The Company had working capital of $44.5 million at July 31, 2021, compared to $36.0 million at July 31, 2020, an increase of $8.5 million. The increase in working capital was primarily due to a decrease in current liabilities, particularly the Paycheck Protection Program (PPP) loan of $7.0 million, which was forgiven during the fourth quarter of the year ended July 31, 2021.

Net cash provided by operating activities during the fiscal 2021 period was approximately $0.4 million, compared to cash used in operations of $17.2 million during the fiscal 2020 period, an improvement of approximately $17.6 million. The net cash provided in the 2021 period was due primarily to net income of $7.9 million which was offset by net non-cash adjustments of $2.7 million and by a net increase of $4.8 million in operating assets and liabilities including, but not limited to inventories and other assets. Net cash used in operating activities in fiscal 2020 was approximately $17.2 million as compared to net cash provided by operating activities of $4.8 million in fiscal 2019, an increase in net cash used in operations of approximately $22.0 million. This increase in net cash used in operating activities in the 2020 period versus 2019 was due to the year over year increase of $31.0 million in net loss, partially offset by a positive net change in adjustments and operating assets and liabilities of $9.0 million.

Net cash used in investing activities during the fiscal 2021 period was approximately $34.5 million as compared to $2.2 million in the 2020 period, an increase of $32.3 million. During the 2021 period, we purchased marketable securities totaling $30.1 million. Capital expenditures during the 2021 period increased $2.2 million compared to the 2020 period to support and grow our existing operations, related to investments in information technology, laboratory equipment and the buildout of our Farmingdale campus. Net cash used in investing activities in fiscal 2020 was approximately $2.2 million as compared to $8.1 million in the 2019 period, a decrease of $5.9 million. The decrease in the 2020 period is primarily due to the purchase of a facility in the 2019 period.

Cash used in financing activities in fiscal 2021 was $0.2 million for payments related to a mortgage and finance leases. Cash provided by financing activities in fiscal 2020 was $7.0 million net, due to the PPP and Corona Krise loans of $7.0 million and $0.4 million, respectively. During fiscal 2021 we applied for and received loan forgiveness for the full amount of the PPP loan, which is included in Other Income. The Corona Krise loan is still outstanding as of July 31, 2021 and has a remaining term of four years.

As of July 31, 2021 we have a mortgage principal balance of $4.1 million entered into for the purchase of a building facility, which bears a fixed interest rate of 5.09% per annum. It requires monthly mortgage payments of $30. Our obligations under the mortgage agreement are secured by the facility and by a $750 cash collateral deposit with the mortgagee as additional security, which is included in other assets as of July 31, 2021. Effective October 19, 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace that covenant with a liquidity covenant. The liquidity covenant required that we own and maintain at all times, and throughout the remaining term of the loan, at least $25 million of liquid assets, defined as time deposits, money market accounts and commercial paper, and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. As of July 31, 2021, the Company was in compliance with the financial and liquidity covenants related to this mortgage.

Effective September 29, 2021 the Company and the mortgagee agreed to further covenant restructuring whereby (a) the liquidity covenant was reduced to 150% of the loan principal (or approximately $6 million at July 31, 2021) from $25 million previously, and (b) the collateral requirement was increased from $0.75 million to $1.0 million.

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

The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. Adoption of this standard is required for our annual and interim periods beginning August 1, 2023, provided we qualify as a smaller reporting company at the end of fiscal 2022 and must be adopted using a modified retrospective transition approach. We are currently assessing the impact of the adoption of this standard on our results of operations, financial position and cash flows.

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

During the years ended July 31, 2021, 2020 and 2019, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 83%, 88% and 88%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $5.1 million, $3.9 million and $4.4 million for the years ended July 31, 2021, 2020, and 2019, respectively, and a change in the net accounts receivable of approximately $0.6 million and $0.5 million as of July 31, 2021 and 2020, respectively.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Laboratory Services segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2021 and 2020, approximately 56% and 68% respectively, of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities. The Life Sciences products segment’s accounts receivable includes approximately $1.4 million or 33% and $1.0 million or 34% of foreign receivables as of July 31, 2021 and 2020, respectively.

Net accounts receivable (in thousands)

	July 31, 2021		July 31, 2020
Clinical Labs (by billing category)	Total Amount	%	Total Amount	%
Third party payers	$2,195	36	$2,455	40
Patient self-pay	2,007	33	2,044	33
Medicare	1,122	19	884	14
HMO’s	692	12	797	13
Total Clinical Labs	6,016	100%	6,180	100%
Total Life Sciences	4,182		2,961
Total accounts receivable – net	$10,198		$9,141

The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company assesses the current state of its billing functions in order to identify any known collection or reimbursement issues. The Company assesses the impact, if any, on the allowance estimates, which involves Company’s management judgment. It is important to note that the collection of these receivables is not guaranteed from Third Party Payers. The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate patient information to effectively bill for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. As of July 31, 2021, approximately 27% of Clinical Labs receivables are from two payers other than Medicare.

Billing for laboratory services is complicated due to several factors, including, but not limited to, the differences between our standard gross fee schedule for all payers and the reimbursement rates of the various payers we deal with, disparity of coverage and information requirements among the various payers, and disputes with payers as to which party is responsible for reimbursement.

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

During fiscal years 2021, 2020 and 2019, there was no impairment of goodwill or long-lived assets.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical decline of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2021, our assets and liabilities would decrease by $0.4 million and $0.1 million, respectively, and our net sales and net earnings (loss) would decrease by $1.0 million and $0.1 million, respectively, on an annual basis.

We also maintain intercompany balances and loans receivable with subsidiaries with different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the exchange rates of foreign currencies against the U.S. dollar at July 31, 2020, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.8 million on an annual basis.

Interest Rate Risk

As of July 31, 2021, we have fixed interest rate financing on mortgage debt and equipment finance leases.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2021, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

2. Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2021. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of July 31, 2021, our internal control over financial reporting was effective.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 24, 2021 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 24, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 24, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 24, 2021 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 24, 2021 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

(3)	Exhibits

The following documents are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit
No.	Description
3(a)	Certificate of Incorporation (1)

3(b)	Certificate of Incorporation, as amended on March 17, 1980. (1)

3(c)	Certificate of Amendment of the Certificate of Incorporation as amended on June 16, 1981. (2)

3(d)	Certificate of Amendment to the Certificate of Incorporation as of July 22, 1988. (3)

3(e)	Amended and restated Bylaws. (4)

3(f)	Amended and restated Bylaws (29)

3(g)	Amended and restated Bylaws (31)

10(a)	1994 Stock Option Plan. (5)

10 (b)	1999 Stock Option Plan. (6)

10 (c)	2005 Equity Compensation Incentive Plan (7)

10 (d)	2011 Incentive Plan (8)

10 (e)	Lease agreement with Pari Management (9)

10 (f)	Settlement and Release Agreement between the Company and Sigma Aldrich (10)

10 (g)	Stock Purchase Agreement By and Among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the Stock holders, Option holders and Warrant holders (12)

10 (h)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties with respect to the Biomol International and affiliate acquisition (13)

10 (i)	Asset Purchase Agreement By and Among Enzo Life Sciences, Acquisition, Inc. and Assay Designs, Inc.(14)

10 (j)	Amendment No. 1 to Amended and Restated Employment Agreement with Elazar Rabbani (15)

10 (k)	Amendment No. 1 to Amended and Restated Employment Agreement with Barry Weiner (15)

10 (l)	Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co, as sales agent (16)

10 (m)	Revolving Loan and Security Agreement among the Enzo Biochem, Inc., Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc., Axxora, LLC and Enzo Realty, LLC as borrowers, and Enzo Therapeutics, Inc. as a guarantor, and Healthcare Finance Group, LLC as Lender (17)

10 (n)	Settlement and Release Agreement between the Company and Affymetrix (18)

10 (o)	Settlement and Release Agreement between the Company and PerkinElmer (19)

10 (p)	Settlement and Release Agreement between the Company and U.S. Department of Justice (20)

10 (q)	Settlement and Release Agreement between the Company and Luminex Corporation (21)

10 (r)	Settlement and Release Agreement between the Company and Siemens Healthcare Diagnostics Inc. (22)

10 (s)	Amendment of Lease with Pari Management (23)

10 (t)	Settlement and Release Agreement between the Company and Affymetrix (24)

10 (u)	Settlement and Release Agreement between the Company and Illumina, Inc. (25)

10 (v)	Purchase and Sale Agreement by and between Building Blocks Realty Co. LLC (seller) and Enzo Realty LLC (Purchaser) (26)

10 (w)	Settlement Release Agreement between the Company and Roche Diagnostics GmbH and Roche Molecular Systems Inc. (27)

10 (y)	Settlement Release Agreement between the Company and Hologic, Inc., Grifolds, S.A. and Grifolds Diagnostic Solutions Inc. (28)

10 (z)	Fee and Leasehold Mortgage and Security Agreement from the Town of Babylon Industrial Development Agency and Enzo Realty II, LLC, to Citibank, N.A. (30)

10 (aa)	Paycheck Protection Program Loan Note (32)

10 (ab)*	Amended and Restated 2011 Incentive Plan

14 (a)	Code of Ethics (11)

21*	List of subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31 (a)*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 (b)*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Notes to exhibits

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4)	This exhibit was filed with the Company’s Current Report on Form 8-K dated January 22, 2013 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(7)	This exhibit was filed with the Company’s Proxy Statement on Schedule 14A filed on November 26, 2004 and is incorporated herein by reference.

(8)	This exhibit was filed as appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, which was filed on November 16, 2010 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and is incorporated herein by reference.

(10)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and is incorporated here by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K on May 30, 2007 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K on May 8, 2008 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 13, 2009 and is incorporated herein by reference.

(15)	This exhibit was filed with the Company’s Current Report on Form 8-K on January 10, 2017 and is incorporated herein by reference.

(16)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 28, 2013 and incorporated herein by reference.

(17)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2013 and incorporated herein by reference.

(18)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 24, 2014 and incorporated herein by reference.

(19)	This exhibit was filed with the Company’s Current Report on Form 8-K on June 23, 2014 and incorporated herein by reference.

(20)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2014 and is incorporated herein by reference.

(21)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 7, 2015 and incorporated herein by reference.
(22)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 22, 2015 and incorporated herein by reference

(23)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2015 and is incorporated herein by reference

(24)	This exhibit was filed with the Company’s Current Report on Form 8-K on October 13, 2015 and incorporated herein by reference.
(25)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2016

(26)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2018 and is incorporated herein by reference.
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

ENZO BIOCHEM, INC.

Date: October 12, 2021	By:	/s/ Elazar Rabbani Ph.D.
Elazar Rabbani Ph.D.
Chairman of the Board, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Elazar Rabbani	October 12, 2021
Elazar Rabbani, Ph.D.,
Chairman of Board of Directors and Secretary
(Principal Executive Officer)

By: /s/ Barry W. Weiner	October 12, 2021
Barry W. Weiner,
President and Treasurer

By: /s/ David Bench	October 12, 2021
David Bench,
Chief Financial Officer,
Principal Accounting Officer

By: /s/ Dov Perlysky	October 12, 2021
Dov Perlysky, Director

By: /s/ Mary Tagliaferri	October 12, 2021
Mary Tagliaferri, M.D., Director

By: /s/ Rebecca J. Fischer	October 12, 2021
Rebecca J. Fischer, Director

By: /s/ Ian B. Walters	October 12, 2021
Ian B. Walters, M.D., Director

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enzo Biochem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. and subsidiaries (the “Company”) as of July 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2021, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation Clinical Labs – Contractual Adjustment

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s Clinical Labs net revenues and accounts receivables are recorded among four payer categories, which include third-party payers, Medicare, Health Maintenance Organizations (HMO’s), and patient self-pay. The Clinical Labs net accounts receivables were $6 million as of July 31, 2021, and the Clinical Labs revenues were $87 million for the year ended July 31, 2021. Management’s process to determine the amount of consideration it expects to receive from its payer categories is based on the amounts billed, net of a contractual adjustment for differences between the amounts billed and the estimated consideration Clinical Labs expects to receive from such payers, which considers historical collection experience, payer denials, terms of contractual arrangements, and other external factors that could affect the collectability of its receivables.

We identified the valuation of the contractual adjustment for Clinical Labs revenues and related accounts receivables as a critical audit matter due to the significant judgment and estimation by management to determine the contractual adjustment.  This in turn led to a high degree of auditor judgment and subjectivity, and significant audit effort was required in performing procedures to evaluate the valuation of the contractual adjustment for Clinical Labs revenues and related accounts receivables.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  We obtained an understanding of and evaluated the design of controls relating to the valuation of the contractual adjustment for Clinical Labs revenues and related accounts receivables.  Our procedures included, among others, testing management’s process for developing the estimate for the contractual adjustments, including evaluating the appropriateness of the methodology, testing the accuracy of the billing and collection data, which is used as an input in management’s analysis, and performing a retrospective analysis of actual cash collected to the prior year estimate of net accounts receivables.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2013.

EISNERAMPER LLP

New York, New York

October 12, 2021

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31, 2021	July 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$13,524	$47,865
Marketable securities	29,978	—
Accounts receivable, net	10,198	9,141
Inventories	12,652	7,784
Prepaid expenses	4,230	3,975
Total current assets	70,582	68,765

Property, plant, and equipment, net	16,585	14,482
Right-of-use assets	17,020	19,916
Goodwill	7,452	7,452
Intangible assets, net	244	538
Other, including restricted cash of $750	1,808	1,385
Total assets	$113,691	$112,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable - trade	8,123	8,503
Accrued liabilities	14,301	12,833
Current portion of operating lease liabilities	3,419	4,121
Other current liabilities and finance leases short term	233	344
Other short term debt	—	7,000
Total current liabilities	26,076	32,801

Other liabilities and finance leases long term	115	192
Operating lease liabilities, non-current	14,558	16,679
Long term debt - net	4,356	4,485
Total liabilities	$45,105	$54,157

Commitments and contingencies – see Notes 15 and 16

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 48,471,771 at July 31, 2021 and 47,895,050 at July 31, 2020	485	479
Additional paid-in capital	337,126	334,473
Accumulated deficit	(270,377)	(278,252)
Accumulated other comprehensive income	1,352	1,681
Total stockholders’ equity	68,586	58,381

Total liabilities and stockholders’ equity	$113,691	$112,538

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended July 31,
	2021	2020	2019
Revenues	$117,731	$76,021	$81,170

Operating costs, expenses and legal settlements, net:
Cost of revenues	64,154	52,251	57,922
Research and development	3,252	4,448	3,175
Selling, general, and administrative	44,905	42,960	44,265
Legal and related expenses	4,728	6,729	3,000
Legal settlements, net	—	—	(28,925)
Total costs, expenses and legal settlements, net	117,039	106,388	79,437

Operating income (loss)	692	(30,367)	1,733

Other income (expense):
Interest	8	454	1,056
Other	6,905	488	382
Foreign exchange gain (loss)	270	905	(682)

Income (loss) before income taxes	7,875	(28,520)	2,489
Income taxes	—	—	—
Net income (loss)	$7,875	$(28,520)	$2,489

Net (loss) income per common share:
Basic	$0.16	$(0.60)	$0.05
Diluted	$0.16	$(0.60)	$0.05

Weighted average common shares outstanding:
Basic	48,191	47,696	47,351
Diluted	48,325	47,696	47,476

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended July 31,
	2021	2020	2019
Net income (loss)	$7,875	$(28,520)	$2,489
Other comprehensive (loss) income:
Foreign currency translation adjustments	(329)	(899)	480
Comprehensive income (loss)	$7,546	$(29,419)	$2,969

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended July 31, 2021, 2020, and 2019

(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2018	47,182,254	$472	$330,770	$(252,221)	$2,100	$81,121
Net income for the year ended July 31, 2019	—	—	—	2,489	—	2,489
Vesting of restricted stock	986	—	—	—	—	—
Share-based compensation charges	—	—	939	—	—	939
Net issuance of common stock for employee 401(k) plan match	315,472	3	829	—	—	832
Net issuance of common stock for options exercise by Directors	23,376	—	—	—	—	—
Net exercise of stock options	34,719	1	166	—	—	167
Foreign currency translation adjustments	—	—	—	—	480	480
Balance at July 31, 2019	47,556,807	$476	$332,704	$(249,732)	$2,580	$86,028

Net (loss) for the year ended July 31, 2020	—	—	—	(28,520)	—	(28,520)
Vesting of restricted stock	811	—	—	—	—	—
Issuance of common stock for share-based compensation	4,167	—	10	—	—	10
Share-based compensation charges	—	—	923	—	—	923
Issuance of common stock for employee 401(k) plan match	333,265	3	836	—	—	839
Foreign currency translation adjustments	—	—	—	—	(899)	(899)
Balance at July 31, 2020	47,895,050	$479	$334,473	$(278,252)	$1,681	$58,381

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Net income for the year ended July 31, 2021	—	—	—	7,875	—	7,875
Vesting of restricted stock	817	—	—	—	—	—
Exercise of stock options	34,667	1	96	—	—	97
Issuance of common stock for previously accrued bonuses	332,700	3	872	—	—	875
Share-based compensation charges	—	—	907	—	—	907
Issuance of common stock for employee 401(k) plan match	208,537	2	778	—	—	780
Foreign currency translation adjustments	—	—	—	—	(329)	(329)
Balance at July 31, 2021	48,471,771	$485	$337,126	$(270,377)	$1,352	$68,586

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended July 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$7,875	$(28,520)	$2,489

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization of property, plant and equipment	2,332	2,256	2,194
Amortization of intangible assets	321	524	842
Share-based compensation charges	907	933	939
Share-based 401(k) employer match expense	731	836	855
Foreign exchange (gain) loss	(88)	(1,165)	493
Unrealized loss on marketable securities	83	—	—
Paycheck Protection Program (PPP) loan forgiveness	(7,000)	—	—

Changes in operating assets and liabilities:
Accounts receivable	(1,110)	1,617	2,404
Inventories	(4,937)	85	(572)
Prepaid expenses and other assets	(707)	(216)	(182)
Accounts payable - trade	(395)	1,214	(2,508)
Accrued liabilities, other current liabilities and other liabilities	2,375	5,257	(2,148)
Total adjustments	(7,488)	11,341	2,317

Net cash provided by (used in) operating activities	387	(17,179)	4,806

Cash flows from investing activities:
Capital expenditures	(4,436)	(2,170)	(8,126)
Purchases of marketable securities	(30,061)	—	—

Net cash used in investing activities	(34,497)	(2,170)	(8,126)

Cash flows from financing activities:
Proceeds from borrowings under government programs and mortgage agreement	—	7,412	4,500
Repayments under mortgage agreement and capital leases	(339)	(411)	(404)
Cost to obtain loan	—	—	(70)
Proceeds from exercise of stock options	97	—	167

Net cash (used in) provided by financing activities	(242)	7,001	4,193

Effect of exchange rate changes on cash and cash equivalents	11	67	(18)

(Decrease) increase in cash and cash equivalents and restricted cash	(34,341)	(12,281)	855
Cash and cash equivalents and restricted cash - beginning of year	48,615	60,896	60,041
Cash and cash equivalents and restricted cash - end of year	$14,274	$48,615	$60,896

Composition of cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	13,524	47,865	60,146
Restricted cash	750	750	750
Total cash and cash equivalents and restricted cash	$14,274	$48,615	$60,896

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

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

Impact of COVID-19 pandemic

While the rate of transmission of COVID-19 fluctuates in the US and Europe, it continues to spread in other parts of the world and negatively impact the world economy. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers of our products remaining closed or continuing to severely curtail their operations (voluntarily or in response to government orders), and the continuation of work-from-home or shelter-in-place policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and publicly issued statements from competitors, partners, and vendors.

During the fiscal year ended July 31, 2021, the Company generated substantial increases in COVID-19 related products and services. Enzo applied its technical expertise in molecular diagnostics to develop next generation COVID-19 diagnostic and antibody testing options which were approved under the FDA Emergency Use Authorization (EUA). This testing had a positive impact on revenue, profitability and cash flow throughout fiscal 2021. Revenues from COVID-19 testing represented 48% and 8% of Clinical revenues in the 2021 and 2020 periods, respectively. However, it is too early to determine the long term significance of any positive impact from increased COVID-19 testing and our proprietary COVID-19 product offerings on our businesses.

The extent to which our businesses may continue to be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, the emergence and spread of variants, its treatment with authorized vaccines and vaccines in various stages of development and federal approval, work and travel advisories and restrictions, and the timing of their easing, all of which are highly uncertain and cannot be reasonably predicted at this time. Global supply chain issues due to the pandemic continue to hamper both the manufacturing of products within the life science segment as well as testing capabilities in the clinical laboratory.

The extent to which the COVID-19 pandemic impacts the Company’s business and consolidated results of operations, financial position and cash flows will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including, but not limited to, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. These factors are beyond the Company’s knowledge and control, and as a result, at this time the Company cannot reasonably estimate the adverse impact the COVID-19 pandemic will have on its businesses but the adverse impact could be material. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of July 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s patient self-pay revenue concessions and credit losses in the Clinical Services segment, accounts receivable, inventories and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods. We expect COVID-19 volume to decline in the quarters ahead as the percentage of Americans who are vaccinated increases. However, the emergence and spread of variants may cause our COVID-19 testing volume to increase again. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed in March 2020 and addressed the various economic impacts of, and otherwise responds to, the COVID-19 outbreak. Under the CARES Act, we received a loan, an advance payment, and two income grants from Medicare during the latter half of our fiscal year ended July 31, 2020, all of which are further described in Note 3, Note 8 and Note 10.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds. At July 31, 2021 and 2020, the Company had cash and cash equivalents in foreign bank accounts of $909.

Marketable securities

The Company limits its credit risk associated with investments by investing in a mutual fund and an exchange traded fund (ETF) which hold highly rated corporate bonds, asset backed securities, municipal bonds, mortgage obligations and government obligations. These investments are classified as trading securities and are Level 1 fair value investments. As of July 31, 2021, the fair value of these investments was $29,978 and the cost basis was $30,061. We recognized unrealized losses of $83 for the fiscal year ended July 31, 2021.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

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

Other than the Medicare program, two providers whose programs are included in the “Third party payers” and health maintenance organizations (“HMOs”) categories represent 35% of Clinical Services net revenue for the year ended July 31, 2021 and represent 27% of the Clinical Services net accounts receivable as of July 31, 2021. Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents 24% and 36% of Clinical Services net revenue for the years ended July 31, 2020 and 2019 respectively, and represents 16% of the Clinical Services net accounts receivable as of July 31, 2020.

Accrual for Self-Funded Employee Medical Insurance

Accruals for self-funded employee medical insurance are determined based on a number of assumptions and factors, including historical payment trends, claims history and current estimates. These estimated liabilities are not discounted. If actual trends differ from these estimates, the financial results could be impacted.

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

During the years ended July 31, 2021, 2020 and 2019, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 83%, 88% and 88%, respectively, of gross billings.

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

July 31, 2021

(Dollars in thousands except share data)

The Clinical Laboratory Services segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At July 31, 2021 and 2020, approximately 59% and 68% respectively, of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities.

The following is a table of the Company’s net accounts receivable by segment.

	July 31, 2021		July 31, 2020
Net accounts receivable by segment	Amount	%	Amount	%
Clinical Labs (by billing category)
Third party payers	$2,195	36	$2,455	40
Patient self-pay	2,007	33	2,044	33
Medicare	1,122	19	884	14
HMO’s	692	12	797	13
Total Clinical Labs	6,016	100%	6,180	100%
Total Life Sciences	4,182		2,961
Total accounts receivable – net	$10,198		$9,141

Inventories

The Company values inventory at the lower of cost (first-in, first-out) or net realizable value. Work-in-process and finished goods inventories consist of material, labor, and manufacturing overhead. Finished goods also include high throughput machines we intend to sell to laboratory customers. Write downs of inventories to net realizable value are based on a review of inventory quantities on hand and estimated sales forecasts based on sales history and anticipated future demand. Unanticipated changes in demand could have a significant impact on the value of our inventory and require additional write downs of inventory which would impact our results of operations.

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

July 31, 2021

(Dollars in thousands except share data)

Impairment testing for Goodwill and Long-Lived Assets

The Company tests goodwill annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it identifies the reporting units and compares the fair value of each of these reporting units to their respective carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is higher than its fair value, the impairment charge is the amount by which the carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company performed a quantitative assessment in 2021, 2020 and 2019, and concluded there were no goodwill impairments.

The Company reviews the recoverability of the carrying value of long-lived assets (including its intangible assets, all of which have finite lives) of an asset or asset group for impairment annually as of the end of the fiscal year, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of an asset or asset group. The net book value of the long lived asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. There were no long-lived asset impairments in 2021, 2020 or 2019. Should the impact of the COVID-19 pandemic be significantly worse than currently expected, it is possible that we could incur impairment charges on goodwill and other long lived assets in the future.

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net income (loss) and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive income (loss) were not tax effected as the Company has a full valuation allowance at July 31, 2021. Accumulated other comprehensive income is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Shipping and Handling Costs

Shipping and handling costs associated with the distribution of finished goods to customers are recorded in cost of goods sold.

Research and Development

Research and development costs are charged to expense as incurred.

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in selling, general and administrative expense, approximated $400, $437 and $374 for the years ended July 31, 2021, 2020 and 2019, respectively.

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

July 31, 2021

(Dollars in thousands except share data)

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2021, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

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

Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options and unvested restricted stock, is determined using the treasury stock method. For fiscal 2021 and 2019, approximately 134,000 and 125,000 respectively, of weighted average stock options were included in the calculation of diluted weighted average shares outstanding. Diluted weighted average shares outstanding for fiscal 2020 does not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive and as such is the same as basic weighted average shares outstanding for 2020. The number of potential common shares (“in the money options”) and unvested restricted stock excluded from the calculation of diluted weighted average shares outstanding for the year ended July 31, 2020 was 40,000.

For the years ended July 31, 2021, 2020 and 2019, the effect of approximately 1,465,000, 1,904,000 and 1,324,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended July 31:

	2021	2020	2019
Net income (loss)	$7,875	$(28,520)	$2,489

Weighted-average common shares outstanding – basic	48,191	47,696	47,351
Add: effect of dilutive stock options and restricted stock	134	—	125
Weighted-average common shares outstanding – diluted	48,325	47,696	47,476

Net (loss) income per share – basic	$0.16	$(0.60)	$0.05
Net (loss) income per share – diluted	$0.16	$(0.60)	$0.05

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

For the years ended July 31, 2021, 2020 and 2019, share-based compensation expense relating to the fair value of stock options, restricted shares and restricted stock units was approximately $907, $923 and $939, respectively (see Note 12). During the year ended July 31, 2020, the Company issued common stock as employee compensation in the amount of $10. No excess tax benefits were recognized for the year ended July 31, 2021, 2020 and 2019.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statement of operations for the years ended July 31:

	2021	2020	2019
Cost of clinical laboratory services	$93	$46	$—
Selling, general and administrative	814	887	939
	$907	$933	$939

As of July 31, 2021, there was $755 of total unrecognized compensation cost related to non-vested share-based payment arrangements granted under the Company’s incentive stock plans, which will be recognized over a weighted average remaining life of approximately fifteen months.

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

July 31, 2021

(Dollars in thousands except share data)

The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. Adoption of this standard is required for our annual and interim periods beginning August 1, 2023, provided we qualify as a smaller reporting company at the end of fiscal 2022 and must be adopted using a modified retrospective transition approach. We are currently assessing the impact of the adoption of this standard on our results of operations, financial position and cash flows.

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

Note 2 – Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Laboratory Services segment and is $7,452 as of July 31, 2021 and 2020.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2019	$27,238	$(26,206)	$1,032
Amortization expense	—	(524)	(524)
Foreign currency translation	448	(418)	30
July 31, 2020	$27,686	$(27,148)	$538
Amortization expense	—	(296)	(296)
Foreign currency translation	89	(87)	2
July 31, 2021	$27,775	$(27,531)	$244

Intangible assets, all finite-lived, consist of the following:

	July 31, 2021			July 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	(11,027)	$—	$11,027	$(11,014)	$13
Customer relationships	12,059	(11,815)	244	12,003	(11,478)	525
Website and acquired content	1,025	(1,025)	—	1,022	(1,022)	—
Licensed technology and other	494	(494)	—	483	(483)	—
Trademarks	3,170	(3,170)	—	3,151	(3,151)	—
Total	$27,775	(27,531)	$244	$27,686	$(27,148)	$538

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

At July 31, 2021, information with respect to acquired intangibles is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8-15 years	Less than 1 year

At July 31, 2021, the weighted average remaining useful life of intangible assets was less than one year.

Estimated amortization expense related to these finite-lived intangible assets for the five succeeding fiscal years ending July 31 is as follows:

2022	$244
2023	—
2024	—
2025	—
2026	—

Amortization expense for the years ended July 31, 2021, 2020, and 2019 was $296, $524 and $842, respectively.

Note 3 – Revenue Recognition

Clinical Services Revenue

Service revenues in the Company’s clinical services business accounted for 74%, 63% and 63% of the Company’s total revenues for fiscal years ended July 31, 2021, 2020, and 2019, respectively and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

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

July 31, 2021

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

The following table represents clinical services net revenues and percentages by type of customer:

	Year ended July 31, 2021		Year ended July 31, 2020		Year ended July 31, 2019
Revenue category	Revenue	%	Revenue	%	Revenue	%
Third-party payers	$52,564	60	$24,893	52	$26,653	52
Medicare	13,084	15	10,825	23	10,898	21
HMO’s	11,878	14	5,983	12	6,213	12
Patient self-pay	9,458	11	6,263	13	7,351	15
Total	$86,984	100%	$47,964	100%	$51,115	100%

For fiscal years ended July 31, 2021, 2020, and 2019 all of the Company’s clinical services revenues were generated within the United States.

Grant income

Under the CARES Act, we were eligible for and received two income grants in April and June 2020 totaling $1,496 under the Department of Health and Human Services (HHS) Public Health and Social Services Emergency Fund for provider relief. The purpose of the payments is to reimburse the Company for health care related expenses or lost revenues attributable to COVID-19.

We certified that the grant funds were accepted per the regulations and recognized it as Grant income for the fiscal year ended July 31, 2020 in the Clinical Services segment.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

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

Products revenue by geography is as follows:

	2021	2020	2019
United States	$15,617	$14,824	$16,966
Europe	10,386	7,720	8,551
Asia Pacific	4,744	4,017	4,538
Products revenue	$30,747	$26,561	$30,055

Note 4 - Supplemental disclosure for statement of cash flows

In the years ended July 31, 2021, 2020, and 2019, interest paid by the Company approximated $237, $266 and $138, respectively.

For the years ended July 31, 2021 and 2020, the net reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was approximately $74 and $884, respectively. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

For the years ended July 31, 2021, 2020 and 2019, tax on capital paid by the Company was $305, $90 and $94, respectively.

During the years ended July 31, 2021, 2020 and 2019, the Company issued common stock in connection with its share-based 401(k) employer match in the amount of $780, $839 and $832, respectively. During the year ended July 31, 2021, the Company issued 332,700 restricted shares of common stock to two senior executives in settlement of their accrued bonuses totaling $875.

For the year ended July 31, 2020, non-cash activities related to the adoption of the new accounting standard for leases are detailed in Note 1.

During fiscal 2019, the Company entered into finance lease agreements totaling $381 and none during fiscal years 2021 or 2020.

Note 5 - Inventories

Inventories consisted of the following at July 31:

	2021	2020
Raw materials	$1,062	$1,019
Work in process	2,534	2,587
Finished products	9,056	4,178
	$12,652	$7,784

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

Note 6 - Property, plant, and equipment

At July 31, 2021 and 2020, property, plant, and equipment consist of:

	2021	2020
Building and building improvements	$10,310	$10,089
Machinery and equipment (includes assets under finance leases - see Note 9)	12,721	8,548
Office furniture and computer equipment	15,942	16,578
Leasehold improvements	5,692	5,377
	44,665	40,592
Accumulated depreciation and amortization	(30,142)	(28,172)
	14,523	12,420
Land and land improvements	2,062	2,062
	$16,585	$14,482

At July 31, 2021 building and building improvements include construction in progress of approximately $100.

Note 7 - Income taxes

The benefit for income taxes for fiscal years ended July 31 is as follows:

	2021	2020	2019

Federal	$—	$—	$—
State and local	—	—	—
Foreign	—	—	—
Deferred benefit	—	—	—
Benefit for income taxes	$—	$—	$—

During the fiscal year ended July 31, 2019, the Company finalized its computation of the impact of the Tax Cuts and Jobs Act of 2017 with no change to the benefit amount recorded in the prior year.

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

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company’s income taxes or related disclosures.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31 are as follows:

	2021	2020
Deferred tax assets:
Federal tax carryforward losses	$18,140	$18,173
Provision for uncollectible accounts receivable	970	1,079
State and local tax carry forward losses	1,658	1,187
Accrued royalties	—	101
Stock compensation	1,088	898
Depreciation	850	799
Research and development and other tax credit carryforwards	1,527	1,477
Lease liabilities	5,194	5,520
Foreign tax carryforward losses	2,536	3,357
Intangibles and goodwill	858	1,162
Inventory	1,637	1,156
Accrued expenses	1,341	1,176
Other, net	17	37
Deferred tax assets	35,816	36,122

Right of use assets	(4,917)	(5,288
Prepaid expenses	(946)	(705)
Other, net	(79)	(52)
Deferred tax liabilities	(5,942)	(6,045)

Net deferred tax assets before valuation allowance	29,874	30,077
Less: valuation allowance	(29,874)	(30,077)
Net deferred tax liabilities	$—	$—

The Company recorded a valuation allowance during the years ended July 31, 2021 and 2020 equal to domestic and foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets. For fiscal years 2021 and 2020, the change in the valuation allowance was ($200) and $6,600, respectively.

As of July 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $85,600 of which $58,500, if not fully utilized, expire between 2030 and 2038 and which $27,100 do not expire. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. In addition, the Company has research and development tax credit carryforwards of approximately $1,500 which expire between 2025 and 2041. As of July 31, 2021, the Company has state and local net operating loss carryforwards of approximately $28,800, which if not fully utilized, expire between 2038 and 2041. As of July 31, 2021, the Company had foreign loss carryforwards of approximately $10,700 which with few exceptions do not expire.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

The geographic components of income (loss) before income taxes consisted of the following for the years ended July 31:

	2021	2020	2019
United States operations	$8,832	$(27,690)	$4,618
International operations	(957)	(830)	(2,129)
Income (loss) before taxes	$7,875	$(28,520)	$2,489

The (provision) or benefit for income taxes was at rates different from U.S. federal statutory rates for the following reasons for the years ended July 31:

	2021	2020	2019
Federal statutory rate	(21.0)%	21.0%	(21.0)%
Compensation and other expenses not deductible for income tax return purposes	(3.4)	(1.1)	(15.3)
PPP loan forgiveness income not taxable for income tax return purposes	18.7	—	—
Change in valuation allowance, net	5.7	(19.9)	33.6
Other	—	—	2.7
	—%	—%	—%

Because there are no undistributed earnings at the Company’s foreign subsidiaries at July 31, 2021, no U.S. federal income taxes have been provided. As of July 31, 2021, the Company has no liabilities for uncertain tax positions. It is the Company’s policy to record interest and penalties as a component of tax expense. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the fiscal years that remain subject to examination are July 31, 2018 through July 31, 2021.

During fiscal 2021, the Swiss Federal Tax Administration completed of an examination for the fiscal years 2015 through 2018, which resulted in the tax returns being accepted as filed. During fiscal 2021, the Company received notification from the German tax authorities of an examination for the fiscal years 2015 through 2019. As of July 31, 2021, we had received no preliminary audit findings and no reserves have been recorded with respect to this audit.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

Note 8 – Long term debt

In connection with the purchase of a building in Farmingdale, NY on November 27, 2018, a wholly-owned subsidiary (the “mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4,500 for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $72 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $53 at July 31, 2021. At July 31, 2021, the balance owed by the subsidiary under the mortgage agreement was $4,100. The Company’s obligations under the mortgage agreement are secured by the building and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of July 31, 2021. We assumed from the seller an operating lease for a tenant at the facility which expired on June 30, 2020. Rental income from the assumed lease is included in other income.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial covenants. As of July 31, 2020, the Company was not in compliance with a financial ratio covenant related to the mortgage. Effective October 19, 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace that covenant with a liquidity covenant. The liquidity covenant requires that we own and maintain at all times and throughout the remaining term of the loan at least $25,000 of liquid assets, defined as time deposits, money market accounts and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. As of July 31, 2021, the Company was in compliance with all the financial and liquidity covenants related to this mortgage. Effective September 29, 2021 the Company and the mortgagee agreed to further covenant restructuring whereby (a) the liquidity covenant was reduced to 150% of the loan principal (or approximately $6,000 July 31, 2021) from $25,000 previously, and (b) the collateral requirement was increased from $750 to $1,000.

In April 2020, our subsidiary in Switzerland received a loan of CHF 400 ($400, based on the foreign exchange rate as of July 31, 2020) from the Swiss government under the “Corona Krise” emergency loan program in response to the pandemic. This loan is uncollateralized, bears 0% interest, is due in 5 years, and may be repaid at any time. This loan is included in long term debt – net as of July 31, 2021.

The CARES Act expanded the U.S. Small Business Administration’s (SBA) business loan program to create the Paycheck Protection Program (PPP), which provided employers with uncollateralized loans whose primary purpose is to retain or maintain workforce and salaries for a twenty-four week period (“covered period”) following receipt of the loan. PPP loans have a 1% fixed interest rate and are due from two to five years. The primary features of the PPP loan program are to provide funding to companies to cover eligible expenses, and the potential for forgiveness of that portion of the loan spent on payroll and other permitted operating expenses during the covered period, subject to reductions if the borrower fails to maintain or restore employee and salary levels. We applied for the PPP loan based on the eligibility and need requirements established when the program was announced and in April 2020 received $7,000 through Citibank N.A., the Company’s existing lender, pursuant to the PPP (the “PPP Loan”). The SBA has announced its intention to audit loans in excess of $2,000. To date, the SBA has not informed the Company of its intention to audit the Company’s PPP loan. We accrued no interest on the loan.

In June 2021, the SBA approved in full our request for loan forgiveness. For the year ended July 31, 2021, we recognized the forgiveness of the $7,000 loan in Other income.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

Minimum future annual principal payments under these agreements as of July 31, 2021 are as follows:

July 31,	Total
2022	$152
2023	160
2024	167
2025	606
2026	186
Thereafter	3,290
Total principal payments	4,561
Less: current portion, included in other current liabilities and other short term debt	(152)
unamortized mortgage cost	(53)
Long term debt - net	$4,356

Note 9 - Leases

The Company adopted ASU No. 2016-02 “Leases (Topic 842)”, which requires leases with durations greater than twelve months to be recognized on the balance sheet, using the modified retrospective approach with an effective date of August 1, 2019. We did not apply the new standard to comparative periods and therefore those amounts are not presented below.

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

July 31, 2021

(Dollars in thousands except share data)

Certain of the Company’s lease agreements include rental payments adjusted periodically for inflation or a market rate which are included in the lease liabilities.

Leases	Balance Sheet Classification	July 31, 2021	July 31, 2020
Assets
Operating	Right-of-use assets	$17,020	$19,916
Finance	Property, plant and equipment, net (a)	248	385
Total lease assets		$17,268	$20,301

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$3,419	$4,121
Finance	Finance leases short term	88	201

Non-current:
Operating	Operating lease liabilities, non-current	14,558	16,679
Finance	Other liabilities and finance leases long term	110	161
Total lease liabilities		$18,175	$21,162

(a)	Accumulated amortization of finance lease assets was approximately $1,100 and $1,000 as of July 31, 2021 and 2020, respectively.

For the years ended July 31, components of lease cost were as follows:

Lease Cost	2021	2020
Operating lease cost	$5,474	$5,813
Finance lease cost:
Amortization of leased assets	137	251
Interest on lease liabilities	16	35
Total lease cost	$5,627	$6,099

The maturity of the Company’s lease liabilities as of July 31, 2021 is as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases	Finance leases	Total
2022	$4,326	$88	$4,414
2023	3,547	88	3,635
2024	3,385	37	3,422
2025	3,158	—	3,158
2026	3,150	—	3,150
Thereafter	3,224	—	3,224
Total lease payments	20,790	213	21,003
Less: Interest (a)	(2,813)	(15)	(2,828)
Present value of lease liabilities	$17,977	$198	$18,175

(a)	Primarily calculated using the Company’s incremental borrowing rate.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

Lease term and discount rate for the years ended July 31 were as follows:

Lease term and discount rate	2021	2020
Weighted-average remaining lease term (years):
Operating leases	5.6 years	6.2 years
Finance leases	2.5 years	2.7 years

Weighted-average discount rate:
Operating leases	4.9%	4.9%
Finance leases	7.4%	8.6%

See Note 4 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the years ended July 31, 2021 and 2020.

Note 10 - Accrued Liabilities

At July 31, accrued liabilities consist of:

	2021	2020
Payroll, benefits and commissions	$5,856	$5,227
Professional fees	628	710
Legal	2,554	2,647
Deferred revenue	2,675	2,526
Other	2,588	1,723
	$14,301	$12,833

Deferred revenue

In order to increase cash flow to providers of services and suppliers impacted by the pandemic, the Centers for Medicare and Medicaid Services (CMS) expanded its Accelerated and Advance Payment Program to a broader group of Medicare providers. We applied for and received a $2,526 payment advance from this program in April 2020. The recoupment by CMS of our advance payment had been scheduled to begin 120 days after the date of receipt, at which time every claim we submit from that point would be automatically offset to repay the advance payment. Any unrecouped advance balance remaining after 90 days of the recoupment process was to be repaid such that 210 days after receiving the advance it would be entirely repaid. In October 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act amended the repayment terms of the Advance Payment Program. The recoupment period was extended and the automatic recoupment began one year after the date the advance payment was received, which in our case meant recoupment started April 2021. Additionally, during the first 11 months after recoupment begins, the rate will be 25% and repayment will occur through an automatic recoupment of our Medicare payments. At the end of the 11 month period, the recoupment rate will increase. If the total amount of the advance payment is not recovered within 29 months from the date the advance was received, a demand letter for the outstanding balance will be issued. Since the Company has the right to repay the advance at any time, the entire balance is considered current. As of July 31, 2021, the deferred revenue related to the CMS payment advance was $1,847.

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of July 31, 2021 and 2020, the Company has established a reserve of $300, which is included in accrued liabilities for payroll, benefits and commissions, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

Note 11 - Other current liabilities

At July 31, other current liabilities consist of:

	2021	2020
Finance lease obligations, current portion	$81	$255
Current portion of mortgage loan	152	136
	$233	$391

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

On September 1, 2017, the Company filed with the SEC a Form S-3 “shelf” registration and sales agreement prospectus covering the offering, issuance and sale of our Common Stock that may be issued and sold under the existing Sales Agreement in an aggregate amount of up to $19.2 million. A total of $150 million of securities may be sold under this shelf registration, which was declared effective September 15, 2017. The Form S-3 expired in October 2020 but may be refiled at any time at the discretion of the Company.

For the years ended July 31, 2021, 2020, and 2019 the Company did not sell any shares of common stock under the Sales Agreement.

Common stock

In fiscal 2021, the Company issued 208,537 shares of common stock in settlement of its employees’ 401(k) matching contribution obligation of $780. In January 2021, the Company issued 332,700 shares of common stock in payment of accrued executive bonuses of $875.

In fiscal 2020, the Company issued 333,265 shares of common stock in settlement of its employees’ 401(k) matching contribution obligation of $839. The Company also issued 4,167 shares of common stock as employee compensation and recorded an expense of $10.

In fiscal 2019, the Company issued 315,472 shares of common stock in settlement of its employees’ 401(k) matching contribution obligation of $832.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

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

The exercise price of options granted under the Amended and Restated 2011 Plan, as amended and restated, is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan, as amended and restated, will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan, as amended and restated, will remain in effect until they have been exercised or terminated, or have expired. As of July 31, 2021, there were approximately 5,066,000 shares of common stock available for grant under the Amended and Restated 2011 Plan, as amended and restated.

The Company estimates the fair value of each stock option award on the measurement date using a Black-Scholes option pricing model. The fair value of awards is amortized to expense on a straight-line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, primarily time elapsed.

Options granted pursuant to the plans may be either incentive stock options or non-statutory options. The 2011 Plan provides for the issuance of stock options, restricted stock and restricted stock unit awards which generally vest over a two to four year period. A summary of the option activity pursuant to the Company’s stock option plans for the years ended July 31, 2021, 2020, and 2019 is as follows:

	2021		2020		2019
	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price
Outstanding at beginning of year	2,636,496	$4.05	2,351,040	$4.53	1,882,116	$4.96
New Grants	543,104	$2.57	773,032	$2.40	715,321	$2.81
Exercised	(34,667)	$2.80	—	$—	(238,230)	$2.69
Expired or forfeited	(640,370)	$3.52	(487,576)	$3.71	(8,167)	$6.55
Outstanding at end of year	2,504,563	$3.74	2,636,496	$4.05	2,351,040	$4.53
Exercisable at end of year	1,561,326	$4.37	1,457,162	$5.10	1,342,564	$5.16
Weighted average fair value of options granted during year		$1.27		$1.01		$1.07

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options that vested.

Total intrinsic value of outstanding options that vested and were exercisable during the fiscal years ended July 31, 2021, 2020, and 2019 was $488, $0 and $159, respectively.

The intrinsic value of options outstanding at July 31, 2021, 2020, and 2019 was $1,323, $79 and $955, respectively.

The intrinsic value of the options exercised in fiscal 2021, 2020 and 2019 was $38, $0 and $117, respectively.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

Listed below are the assumptions used to determine the fair value of options granted during fiscal years 2021, 2020 and 2019:

Grant Year	Options Granted	Exercise Price Range	Term (years)	Vesting Period (years)	FMV of options Granted/Per Share	Expected Life (years)	Expected Volatility %	Interest Rate %	Vested Shares at 7/31/2021
2021	543,104	$2.14 - $2.63	5	2 - 3	$1.04 - $1.30	3.25 – 3.5	69.36 – 73.26	0.19 – 0.26	—

2020	773,032	$2.20 - $3.32	5	2 - 3	$0.86 - $1.34	3.25 – 3.5	53.77 – 66.24	0.27 – 1.2	271,066

2019	715,321	$2.80 - $3.21	5	2 - 3	$1.06 – $1.23	3.25 - 3.5	48.06 - 50.56	2.47- 2.96	525,547

The following table summarizes information for stock options outstanding at July 31, 2021:

Range of Exercise prices	Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$2.14 - $3.32	1,748,017	3.5	$2.57
$4.35 - $4.42	255,000	2.0	$4.42
$5.52 - $8.36	501,546	0.7	$7.15
	2,504,563

The following table summarizes information for stock options exercisable at July 31, 2021:

Range of Exercise prices	Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$2.20 - $3.32	819,947	2.8	$2.66
$4.35 - $4.42	238,333	2.0	$4.42
$5.52 - $8.36	503,046	0.7	$7.15
	1,561,326

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

During the fiscal year 2020, a former executive forfeited 4,000 and 10,500 PSUs from the fiscal 2019 and fiscal 2020 awards, respectively. During fiscal year 2021, a former executive forfeited 2,000 and 4,000 PSUs from the fiscal 2018 and fiscal 2019 awards, respectively. During fiscal year 2021, 26,000 remaining PSU’s awarded in fiscal 2018 to current executives with a grant date of July 31, 2018 expired as the growth goals were not achieved by July 31, 2021. During the fiscal year 2021, the Company accrued compensation expense of $272 for the outstanding PSUs awarded during fiscal years 2020 and 2019 as the achievement of certain growth goals is deemed probable.

The following table summarizes PSU’s granted and outstanding through July 31, 2021:

Grant Date	Total Grant	Forfeitures	Outstanding	Fair Market Value At Grant Date (000s)
1/3/2019	80,500	(14,500)	66,000	$222
2/25/2020	98,600	—	98,600	$207

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

Restricted Stock Awards

The fair value of a restricted stock award is determined based on the closing stock price on the award date. There were no awards made during the fiscal years ended July 31, 2021, 2020 or 2019. During the fiscal year ended July 31, 2021, a total of 817 restricted stock awards vested. The fair value of the awards that vested during the years ended July 31, 2021, 2020 and 2019 was $2, $2 and $4. As of July 31, 2021, there were no shares of unvested restricted stock outstanding.

Note 13 - Employee benefit plans

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2021, 2020, and 2019, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The share-based 401(k) employer matched contribution was approximately $780, $839 and $832 in fiscal years 2021, 2020, and 2019, respectively. As of July 31, 2021, 2020 and 2019 the Company accrued a total of $433, $481 and $475, respectively in 401(k) matching contribution obligations within the Accrued liabilities account.

The Company’s Swiss operations provide a pension plan named the Enzo Life Sciences (ELS) AG Vertrag - Nr. 2/401144, (the “Swiss Plan”) under the Swiss government’s social security system for Swiss employees. The current required minimum saving contribution is 13% for employees over age 25 and minimum annual investment return is 1.00%. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 40% of the employee contribution. The status of the Swiss Plan, which is substantially funded as of December 31, 2020, the latest plan year end, is as follows:

As of December 31,	2020	2019	2018
Total Assets	$2,721	$2,181	$2,064
Accumulated Benefit Obligation	$2,890	$2,401	$2,308
Funded status	94%	91%	90%

Fiscal Year ended July 31,	2020	2019	2018
Employer contributions	$143	$165	$208

The contract for the Swiss Plan automatically renews on its annual anniversary unless notice of termination is provided three months prior. The current contract will automatically renew on December 31, 2021. Currently the Company has no plans to change the current funding or plan design. No events have occurred that would impact the Swiss Plan status.

Note 14 - Other income

The CARES Act expanded the U.S. Small Business Administration’s (SBA) business loan program to create the Paycheck Protection Program (PPP), which provided employers with uncollateralized loans whose primary purpose is to retain or maintain workforce and salaries. We applied for the PPP loan based on the eligibility and need requirements established when the program was announced and in April 2020 received $7,000 through Citibank N.A., the Company’s existing lender, pursuant to the PPP (the “PPP Loan”). We accrued no interest on the loan.

In June 2021, the SBA approved in full our request for loan forgiveness. For the year ended July 31, 2021, we recognized the forgiveness of the $7,000 loan in Other income.

Note 15 - Commitments

Leases

An entity owned by certain executive officers/directors of the Company owns the building that the Company leases as its main facility for clinical laboratory operations and certain research operations. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense for this lease, inclusive of real estate taxes, approximated $1,815, $1,833 and $1,849 during fiscal years 2021, 2020 and 2019, respectively.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

Employment Agreements

The Company has employment agreements with certain officers that are cancellable at any time but provide for severance pay in the event an officer is terminated by the Company without cause, as defined in the agreements. Unless cancelled earlier or with notice as defined, the agreements automatically renew for two years. The current agreements expire January 2023. As of July 31, 2021, aggregate minimum compensation commitments under these agreements, exclusive of termination and change in control provisions, is $2,306.

Note 16 – Contingencies

The Company has brought cases in the United States District Court for the District of Delaware (“the Court”), alleging patent infringement against various companies. In 2017, the Court ruled that the asserted claims of the ’180 and ’405 Patents are invalid for nonenablement in cases involving Abbott, Becton Dickinson, Gen-Probe, Hologic, and Roche. That ruling was affirmed by the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) in June 2019. Enzo subsequently filed a petition for certiorari regarding the invalidity ruling for the ’180 and ’405 Patents in February 2020; the Supreme Court denied Enzo’s petition on March 30, 2020. There are currently two cases that were originally brought by the Company in the Court. In those two cases, Enzo alleges patent infringement against Becton Dickinson Defendants and Roche Defendants, respectively. The claims in those cases involve the ’197 Patent. Both cases are stayed.

In separate inter partes review proceedings before the U.S. Patent and Trademark Office (PTO) involving, among others, Becton Dickinson, certain claims of the ’197 Patent were found unpatentable as anticipated or obvious and cancelled by the Patent Trial and Appeals Board (“Board”). Enzo appealed that decision to the Federal Circuit. On August 16, 2019, the Federal Circuit affirmed the Board’s decision, finding that each of the challenged claims is unpatentable. The Company filed a petition for rehearing and rehearing en banc on October 30, 2019, which the Federal Circuit denied on December 4, 2019. The Company filed a petition for certiorari with the Supreme Court on March 3, 2020, which was denied.

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

On September 2, 2021, the PTO issued a non-final office action in an ex parte reexamination concerning the ’197 Patent. In the office action, the PTO rejected certain claims of the ’197 Patent under 35 U.S.C. § 102 and for nonstatutory double-patenting. Enzo’s response to the office action is forthcoming.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

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

On November 27, 2020, the Company brought an action in the United States District Court for the Southern District of New York against Harbert Discovery Fund, LP, Harbert Discovery Co-Investment Fund I, LP, Harbert Fund Advisors, Inc., Harbert Management Corp. and Kenan Lucas. The Company alleges the defendants made false and misleading representations, or omitted to state material facts necessary to make their statements not misleading, in proxy materials they disseminated seeking the election to the Company’s Board of Directors at its 2019 Annual Meeting of two candidates they nominated, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder. The Company seeks damages and injunctive relief. On February 15, 2021, Defendants filed a motion to dismiss. On March 8, 2021, the Company filed its opposition to that motion. On March 18, 2021 defendants filed their reply in further support of the motion. On September 28, 2021, the Court denied the motion with respect to the Company’s misrepresentation claims and granted it with respect to its omissions claim. The Company intends to vigorously pursue its misrepresentation claim.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

The following legal settlements are included in the statement of operations under Legal settlements, net within the Life Science segment for the 2019 period:

The Company, along with its subsidiaries Enzo Life Sciences, Inc. entered into a Settlement Agreement as of February 5, 2019 (the “Agreement) with Roche Diagnostics GmbH and Roche Molecular Systems, Inc. (together, “Roche”) with respect to an action between the Company and Roche before the U.S. District Court, Southern District of New York, Case No 04-CV4046. Roche agreed to pay the Company $21 million in settlement pursuant to the Agreement. The Company received $19.4 million net of attorney contingency payments. This settlement does not affect the Company’s civil action for patent infringement against Roche in the U.S. District Court for the District of Delaware, Enzo Life Sciences Inc. v. Roche Molecular Systems Inc., et al., civil action No. 12 cv-00106, which remains stayed.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2021

	Clinical Laboratory Services	Life Sciences Products	Therapeutics	Other	Consolidated
Revenues	$86,984	$30,747	$—	$—	$117,731
Operating costs and expenses:
Cost of revenues	48,179	15,975	—	—	64,154
Research and development	615	2,559	78	—	3,252
Selling, general and administrative	26,028	11,015	62	7,800	44,905
Legal and related expenses	264	25	—	4,439	4,728
Total operating costs and expenses	75,086	29,574	140	12,239	117,039

Operating income (loss)	11,898	1,173	(140)	(12,239)	692

Other income (expense)
Interest	(17)	37	—	(12)	8
Other	(18)	7	—	6,916	6,905
Foreign exchange gain	—	270	—	—	270
Income (loss) before taxes	$11,863	$1,487	$(140)	$(5,335)	$7,875

Depreciation and amortization included above	$1,609	$756	$—	$288	$2,653

Share-based compensation included in above:
Selling, general and administrative	33	102	—	$679	814
Cost of sales	93	—	—	—	93
Total	$126	$102	$—	$679	$907

Capital expenditures	$3,352	$752	$—	$332	$4,436

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

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

July 31, 2021

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021

(Dollars in thousands except share data)

Geographic financial information is as follows:

Net Services, Products and Grant revenues from unaffiliated customers, Year ended July 31,:	2021	2020	2019
United States	$102,602	$64,284	$68,081
Europe	10,386	7,720	8,551
Asia Pacific	4,744	4,017	4,538
Total	$117,731	$76,021	$81,170

Long-lived assets, at July 31,	2021	2020
United States	$41,249	$41,946
Europe	52	442
Total	$41,301	$42,388

The Company’s reportable segments are determined based on the services they perform and the products they sell, not on the geographic area in which they operate. The Company’s Clinical Laboratory Services segment operates 100% in the United States with all revenue derived there. The Life Sciences Products segment earns product revenue both in the United States and foreign countries. The following is a summary of the Life Sciences Products segment product revenues attributable to customers located in the United States and foreign countries for the years ended July 31,:

	2021	2020	2019
United States	$15,617	$14,824	$16,966
Foreign countries	15,130	11,737	13,089
	$30,747	$26,561	$30,055

ENZO BIOCHEM, INC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
As of and for the Years ended July 31, 2021, 2020 and 2019
(in thousands)

Year ended July 31,	Description	Balance at Beginning of Year	Charged (credited) to costs and expenses	Charged to other accounts	Deductions		Balance at end of Year

2021	Allowance for doubtful accounts receivable	194	5		$19	(1)	180

2020	Allowance for doubtful accounts receivable	$166	$28		—		$194

2019	Allowance for doubtful accounts receivable	145	42		$21	(1)	166

2021	Deferred tax valuation allowance	$30,077	$(203)		—		$29,874

2020	Deferred tax valuation allowance	23,527	6,550		—		30,077

2019	Deferred tax valuation allowance	24,471	(944)		—		23,527

(1)	Write-off of uncollectible accounts receivable.

S-1