Form 10-K/A
period 2021-07-31
ENZO BIOCHEM INC
filed 2021-11-29
CIK 316253

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

The number of shares of the Company’s common stock, $.01 par value, outstanding at November 22, 2021 was 48,471,771.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

EXPLANATORY NOTE

Enzo Biochem, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A for the fiscal year ended July 31, 2021, in order to amend and restate Part III, Items 10 through 14 of the report on Form 10-K (the “original 10-K”) that we originally filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2021.

This Form 10-K/A has been prepared and filed in reliance on General Instruction G to Form 10-K, which provides that registrants may provide the information required by Part III in a definitive proxy statement or an amendment to the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year covered by the report. The Company had initially planned to file the Part III information in a definitive proxy statement. We are filing this Amendment to provide the Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days of the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the original Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by currently dated certifications on Exhibits 31.3 and 31.2 by the Company’s Chief Executive Officer and Chief Financial Officer.

The original Form 10-K is therefore amended to (i) delete the reference on the cover of the original Form 10-K to the incorporation by reference of a definitive proxy statement into Part III of such Form 10-K and (ii) revise Part III, Items 10 through 14 of the Company’s original Form 10-K to include information previously omitted from the original Form 10-K.

Except as described above, no other changes have been made to the original Form 10-K. The original Form 10-K continues to speak as of October 12, 2021, the date the Company filed the original Form 10-K with the SEC, and other than as expressly indicated in this Form 10-K/A, the Company has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to October 12, 2021. Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and the Company’s other reports filed thereafter.

ii

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

iii

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance. Directors

The Company’s Board has three staggered classes of Directors, each of which serves for a term of three years. The names of our directors, their ages and their positions with the Company are set forth below, followed by certain other information about them:

Class I Directors: Term to Expire in 2022:

Name	Year First Became A Director
Rebecca J. Fischer (age 53)	2019
Dov Perlysky (age 59)	2012

Class II Director: Term to Expire in 2023

Name	Year First Became a Director
Mary Tagliaferri, M.D. (age 54)	2020

Class III Directors: Term to Expire in 2024

Name	Year First Became a Director
Elazar Rabbani, Ph.D. (age 78)	1976
Ian Walters, M.D. (age 53)	2020

REBECCA J. FISCHER was appointed to the Board effective as of December 30, 2019. She is currently the Chief Financial Officer of Bellevue Hospital, the world-renowned flagship institution for New York City Health and Hospitals, with over 900 licensed beds and an operating budget of more than $950 million. She began her career at Bellevue as Associate Director in 2003, became Associate Executive Director in 2011, was promoted to Deputy CFO in 2016 and then promoted to CFO in 2017. In her role as CFO of Bellevue, Ms. Fischer is responsible for managing a team of financial managers and 400 other professionals. Her team oversees budgeting, revenue enhancement, utilization, financial reporting, cash management productivity improvement and affiliate relations with the NYU School of Medicine. She is also a key advisor to the hospital’s CEO and other members of the C-level team on strategic planning and resource allocation. In both her strategic and day-to-day responsibilities, Ms. Fischer is directly involved in guiding Bellevue and its leaders through complex government and private reimbursement practices. At Bellevue and throughout the HHC, she is viewed as a subject matter expert on optimal ways for hospitals to deliver the highest quality care at a time of enormous technological change and financial pressure. Ms. Fischer received her undergraduate degree cum laude from Cornell University and her Master of Public Administration in Health Policy and Management from New York University, where she was a recipient of the Robert F. Wagner, Jr. Fellowship.

We believe that Ms. Fischer’s qualifications to serve on the Board are demonstrated by her experience at Bellevue, her strengths at problem solving and her keen understanding of how to successfully navigate the intersection of investment spending with an unwavering commitment to science and innovation.

DOV PERLYSKY has been a director of the Company since September 2012. He is currently a member of the Company’s Audit and Nominating/Governance Committees. Mr. Perlysky became the Lead Independent Director in December 2019. Mr. Perlysky has been a member of the Board of Directors of Pharma-Bio Serv, Inc. since 2004, and was a former Director of Highlands State Bank until their sale to Lakeland Bank. Mr. Perlysky has also been the managing member of Nesher, LLC, a private investment firm, since 2000 and was a director of Engex, Inc., a closed-end mutual fund and News Communications. Mr. Perlysky was a vice president in the private client group of Laidlaw Global Securities, a registered broker-dealer. Mr. Perlysky received his Bachelor of Science in Mathematics and Computer Science from the University of Illinois in 1985 and his Master of Management from the J.L. Kellogg School of Management of Northwestern University in 1991.

We believe that Mr. Perlysky’s qualifications to serve on the Board are demonstrated by his professional background, experience in the healthcare field (including his director position at Pharma-Bio Serv, Inc.), other current and past board positions and finance background, making him well qualified as a member of our Board.

MARY TAGLIAFERRI, M.D., has been a director of the Company since November 17, 2020. Dr. Tagliaferri is currently chair of the Company’s Nominating/Governance Committee and a member of both the Company’s Audit Committee and Compensation Committee. Dr. Tagliaferri has been serving on the board of directors of RayzeBio, Inc., a biotechnology company, since [ ]. Dr. Tagliaferri has been serving as Senior Vice President and Executive Clinical Fellow for Nektar Therapeutics, a Nasdaq-listed company, since March 2020 and previously served as Chief Medical Officer from November 2017 to March 2020, Senior Vice President, Clinical Development from April 2017 to October 2017 and Vice President of Clinical Development from January 2015 to March 2017. Dr. Tagliaferri served as Consultant for InterMune from March 2014 to December 2014. Dr. Tagliaferri served as Chief Medical Officer of Kanglaite, Inc. from October 2012 to April 2014. Dr. Tagliaferri was the co-founder of Bionovo, Inc. and served as its Chief Medical Officer, Chief Regulatory Officer, Secretary and Treasurer and a member of the Board of Directors from February 2002 to June 2012 and President from May 2007 to June 2012. Dr. Tagliaferri received her Bachelor of Science Degree in Agricultural Economics and Business Management from Cornell University in 1988, Post Baccalaureate Degree in Science from Bryn Mawr College in 1996, Master of Science Degree, Oriental Medicine from the American College of Traditional Chinese Medicine, San Francisco, California in 1995 and Medical Degree from the University of California, San Francisco in 2002. Dr. Tagliaferri completed her residency in internal medicine at Alameda County Medical Center, Oakland, California, in 2003 and a research fellowship in translational science at the University of California, San Francisco in 1999. She has contributed to approximately 70 publications.

We believe that Dr. Tagliaferri’s qualifications to serve on the Board are demonstrated by her professional background, experience in the healthcare field and past board position, making her well qualified as a member of our Board.

ELAZAR RABBANI, Ph.D., is an Enzo Biochem founder and has served as the Company’s Chairman of the Board since its inception in 1976 and as Secretary since November 2009. Dr. Rabbani also served as the Company’s Chief Executive Officer from 1976 until November 2021. Dr. Rabbani has authored numerous scientific publications in the field of molecular biology, in particular, nucleic acid labeling and detection. He is also the lead inventor of many of the Company’s pioneering patents covering a wide range of technologies and products.

Dr. Rabbani received his Bachelor of Arts degree from New York University in Chemistry and his Ph.D. in Biochemistry from Columbia University. He is a member of the American Society for Microbiology.

We believe that Dr. Rabbani’s qualifications to serve on the Board are demonstrated by his extensive knowledge of our industry and his accomplishments over the last 44 years, including building our intellectual property estate and the commercialization of technology, which has generated significant revenues for the Company.

Ian B. Walters, M.D. has been a director of the Company since November 25, 2020. Dr. Walters is an experienced entrepreneur and drug developer with leadership in the development of over 30 drugs in multiple therapeutic areas involving diverse technologies, leading to five new oncology drug approvals. His previous roles include Executive Director of Global Oncology Clinical Research, and Business Development for Bristol-Myers Squibb and Medical Director at Millennium Pharmaceuticals. Dr. Walters is currently CEO and Director of Portage Biotech, a publicly traded clinical stage biopharmaceutical company developing an innovative portfolio of immuno-oncology assets. He is also founder of seven of Portage’s portfolio companies. Dr. Walters holds an MBA from the Wharton School of the University of Pennsylvania. He received his MD at the Albert Einstein College of Medicine and completed doctoral training in experimental medicine at The Rockefeller University. Dr. Walters has been the lead author or contributor to approximately 60 journal publications.

We believe that Dr. Walter’s qualifications to serve on the Board are demonstrated by his professional background, experience in the healthcare field, and other current and past board and management positions, making him well qualified as a member of our Board.

Family Relationships

There are no family relationship of first cousins or closer, among the Company’s directors and executive officers, by blood, marriage or adoption, except that Dr. Elazar Rabbani and Barry W. Weiner are brothers-in-law.

Corporate Governance Policies and Practices

The Company has a variety of policies and practices to foster and maintain responsible corporate governance, including the following:

Corporate Governance Guidelines - The Board adopted Corporate Governance Guidelines, which collect in one document many of the corporate governance practices and procedures that had evolved over the years. These guidelines address the duties of the Board, director qualifications and selection process, Board operations, Board committee matters and continuing education. The guidelines also provide for annual self-evaluations by the Board and its committees. The Board reviews these guidelines on an annual basis. The guidelines are available on the Company’s website at www.enzo.com and in print by contacting Investor Relations at (212) 583-0100.

Corporate Code of Business Conduct and Ethics - The Company has a Code of Business Conduct and Ethics that applies to all of the Company’s employees, officers and members of the Board. The Code of Business Conduct and Ethics is available on the Company’s website at www.enzo.com and in print by contacting Investor Relations at (212) 583-0100.

Board Committee Charters - Each of the Company’s Audit, Compensation and Nominating/ Governance Committees has a written charter adopted by the Board that establishes practices and procedures for such committee in accordance with applicable corporate governance rules and regulations. The charters are available on the Company’s website at www.enzo.com and in print by contacting Investor Relations at (212) 583-0100.

Diversity Policy - As part of the Company’s commitment to improved governance and in connection with the Company’s shareholder engagement program, the Board adopted a diversity policy in 2019. The Nominating/Governance Committee shall consider diversity in its evaluation of candidates for Board membership in accordance with this policy. To reflect this policy, the Nominating/Governance Committee seeks to include diverse candidates in all director searches, taking into account diversity of age, gender, race, culture, business experience, education, skills, character and judgment, including by affirmatively instructing any search firm retained to assist the Nominating/Governance Committee in identifying director candidates, to seek to include diverse candidates from traditional and non-traditional candidate groups.

Director Term Limits - The total cumulative length of time an Outside Director may serve on the Board is limited to a maximum of three, three-year terms, whether consecutively or in total, plus any portion of an earlier three-year term that such Outside Director may have been appointed to serve. The term limit set forth above may be extended for a maximum of one additional term if such individual is re-nominated by the unanimous agreement of the Board.

Lead Independent Director Charter - As part of the Company’s ongoing commitment to improved governance and in connection with the Company’s shareholder engagement program, the Company amended the Lead Independent Director Charter in 2019 to strengthen the duties of the Lead Independent Director role. The duties of the Lead Independent Director, as set forth in the amended Lead Independent Director Charter, among other things, are to:

●	develop the agendas for and serve as chairman of the executive sessions of the independent directors of the Company;

●	serve as principal liaison between the independent directors of the Company and the Chairman of the Board and between the independent directors and senior management;

●	approve the agendas for Board meetings;

●	call meetings of the independent directors;

●	approve the appropriate schedule of Board meetings; advise the Chairman of the Board as to the quality, quantity and timeliness of the information submitted by the Company’s management that is necessary or appropriate for the independent directors to effectively and responsibly perform their duties;

●	ensure that independent directors have adequate opportunities to meet and discuss issues in executive sessions without management present; if the Chairman of the Board is unable to attend a Board meeting, act as chairman of such Board meeting;

●	ensure that he or she may be available for consultation and direct communication with major shareholders, if deemed appropriate, and act as a contact for other interested persons, if other Company spokespersons are not available;

●	share with other directors, as he or she deems appropriate, letters and other communications and contact that he or she receives;

●	and perform such other duties as the Board shall from time to time delegate.

In addition, the Lead Independent Director may require information relating to any matter be distributed to the Board. Dov Perlysky has served as Lead Independent Director since December 2019. The Lead Independent Director role was established in October 2005.

The Lead Independent Director Charter, as amended, is available on the Company’s website at www.enzo.com, and in print by contacting Investor Relations at (212) 583-0100.

Director Independence Requirements

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

No director can qualify as independent if he or she has a material relationship with the Company outside of his or her service as a director of the Company. A director is not independent if, within the preceding three years:

●	the director was an employee of the Company;

●	an immediate family member of the director was an executive officer of the Company;

●	the director was affiliated with or employed by a present or former internal or external auditor of the Company;

●	an immediate family member of the director was affiliated with or employed in a professional capacity by a present or former internal or external auditor of the Company;

●	the director, or an immediate family member of the director, received more than $120,000 per year in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior services (provided such compensation is not contingent in any way on continued service);

●	the director, or an immediate family member of the director, was employed as an executive officer of another company where any of the Company’s executives served on that company’s compensation committee of the board of directors;

●	the director was an executive officer or employee, or an immediate family member of the director was an executive officer, of another company that made payments to, or received payments from, the Company for property or services in an amount which, in any single fiscal year, exceeded the greater of $1 million or two percent (2%) of such other company’s consolidated gross revenues;

●	the director, or an immediate family member of the director, was an executive officer of another company that was indebted to the Company, or to which the Company was indebted, where the total amount of either company’s indebtedness to the other was five percent (5%) or more of the total consolidated assets of the company he or she served as an executive officer; or

●	the director, or an immediate family member of the director, was an officer, director or trustee of a charitable organization where the Company’s annual discretionary charitable contributions to the charitable organization exceeded the greater of $1 million or two percent (2%) of that organization’s consolidated gross revenues.

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

Board Leadership Structure and Role in Risk Oversight

During the fiscal year ended July 31, 2021, Elazar Rabbani, Ph.D., served as the Company’s Chairman of the Board and Chief Executive Officer, roles that he has served in since the Company’s inception in 1976. On October 18, 2021, the Company announced the appointment of Hamid Erfanian to the position of Chief Executive Officer, which appointment commenced on November 8, 2021. Dr. Rabbani remains Chairman of the Board. Dov Perlysky continues to serve as Lead Independent Director, a role that he has served in since December 2019.

The Company believes that this structure promotes effective oversight, strengthens our Board’s independent leadership, and supports our commitment to enhancing shareholder value and strong governance. In addition, re-electing Dr. Rabbani as Chairman of the Board, with his deep industry and executive management experience, his extensive knowledge of the operations of the Company and his own history of innovation and strategic thinking, while also appointing a separate Chief Executive Officer is the best leadership structure for the Company at this time.

As described above, four of the Company’s five directors are independent. In addition, all of the directors on each of the Audit Committee, Compensation Committee and Nominations and Corporate Governance Committee are independent directors and each of these committees is led by a committee chair. The committee chairs set the agendas for their committees and report to the full Board. All of the independent directors are highly accomplished and experienced business people in their respective fields, have demonstrated leadership in significant enterprises and are familiar with board processes. The Company’s independent directors bring experience, oversight and expertise from outside the Company and industry. Dr. Rabbani, as the Company’s Chairman of the Board and former Chief Executive Officer, brings Company-specific experience and expertise.

Additionally, the Company has had a Lead Independent Director since October 2005, whose duties, among other things, are to approve the agendas for all Board meetings, call and lead the executive sessions of the independent directors of the Company, be available for engagement with major shareholders, serve as liaison between the independent directors of the Company on one hand and the Chairman of the Board and senior management on the other hand, advise the Chairman of the Board as to the quality, quantity and timeliness of the information submitted by management to the independent directors; and perform such other duties as the Board shall from time to time delegate.

While the Board is responsible for overseeing the Company’s risk management, the Board has delegated many of these functions to the Audit Committee. Under its charter, the Audit Committee is responsible for discussing the Company’s major financial risk exposures, the guidelines and policies by which risk assessment and management is undertaken, and the steps management has taken to monitor and control risk exposure with management and the independent auditors. In addition to the Audit Committee’s work in overseeing risk management, the full Board regularly engages in discussions regarding the most significant risks that the Company is facing and how those risks are being managed. The Board also receives risk management updates directly from the Company’s senior management and from the chair of the Audit Committee. In addition, the Chairman of the Board’s extensive knowledge of the Company and experience in the industries in which we operate uniquely qualifies him to lead the Board in assessing the whole panoply of risks the Company faces. The Board believes that the work undertaken by the Audit Committee, the full Board and the Chairman of the Board, enables the Board to effectively oversee the Company’s risk management function.

Board Nomination Policies and Procedure

The Nominating/Governance Committee is responsible for identifying, evaluating and recommending candidates for election to the Board, with due consideration for recommendations made by other Board members, the Chief Executive Officer and other sources, including shareholders. The total cumulative length of time that any Outside Director may serve on the Board is limited to a maximum of three three-year terms, whether consecutively or in total, plus any portion of an earlier three-year term that such Outside Director may have been appointed to serve. The term limit set forth above may be extended for a maximum of one additional term if such individual is renominated by the unanimous agreement of the Board. The Nominating/Governance Committee also considers the appropriate balance of experience, skills and characteristics desirable among the members of the Board to maintain a diverse Board. The independent members of the Board review the Nominating/Governance Committee candidates and nominate candidates for election by the Company shareholders. The Nominating/Governance Committee will consider candidates for election to the Board recommended by shareholders of the Company. The procedures for submitting shareholder recommendations are explained below under “Shareholder Proposals.”

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

The Nominating/Governance Committee will consider, among other factors, the following to evaluate recommended nominees:

●	the Board’s current composition, including expertise, diversity, balance of management and non-management directors;

●	independence and other qualifications required or recommended by applicable laws, rules and regulations (including NYSE requirements) and the Company’s policies and procedures; and

●	the general qualifications of potential nominees, including, but not limited to: personal integrity, loyalty to the Company and concern for its success and welfare; experience with strategy and policy setting; high-level leadership experience in business; breadth of knowledge about issues affecting the Company; an ability to work effectively with others; sufficient time to devote to the Company; and freedom from conflicts of interest.

Director candidates recommended to the Nominating/Governance Committee are subject to full Board approval and subsequent election by the shareholders. The Board is also responsible for electing directors to fill vacancies on the Board that occur due to retirement, resignation, expansion of the Board or other reasons between the annual meetings of shareholders. The Nominating/Governance Committee may retain a recruitment firm, from time to time, to assist in identifying and evaluating director candidates. When a firm is used, the Nominating/Governance Committee provides specified criteria for director candidates, tailored to the needs of the Board at that time, and pays the firm a fee for these services. Suggestions for director candidates are also received from Board members, management, shareholders and may be solicited from professional associations as well.

Board Committees

All members of each of the Company’s three standing committees - Audit, Compensation and Nominating/Governance - are required to meet the Company’s Director Independence Standards as well as the independent director standards established by NYSE. See below for a description of the responsibilities of the Board’s standing committees.

Executive Sessions of Non-Management Directors

The Board periodically holds meetings of only the independent directors without management or other board members present.

Board Access to Independent Advisors

The Board as a whole, and each of the Board committees separately, has authority to retain and terminate such independent consultants, counselors or advisors to the Board as each shall deem necessary or appropriate.

Communications with the Board

Direct Communications - Any interested party desiring to communicate with the Board or with any director regarding the Company may write to the Board or the Secretary c/o Elazar Rabbani, Office of the Secretary, Enzo Biochem, Inc., 527 Madison Avenue, New York, New York 10022. The Office of the Secretary will forward all such communications to the director(s). Interested parties may also submit an email by filling out the email form on the Company’s website at www.enzo.com. Moreover, any interested party may contact the non-management directors of the Board by emailing the Lead Independent Director or asking the Chairman to share information with the non-management members.

Annual Meeting - The Company encourages its directors to attend the annual meeting of shareholders each year. All directors attended the Annual Meeting of Shareholders held in January 2021.

Meetings of the Board and its Committees

During the fiscal year ended July 31, 2021, there were eighteen formal meetings of the Board, and several informal meetings. None of the directors attended less than 75% of the meetings of the Board (including committee meetings).

Currently, the Board has a Nominating/Governance Committee, an Audit Committee and a Compensation Committee. The Nominating/Governance Committee had one formal meeting, the Audit Committee had four formal meetings and the Compensation Committee had one formal meeting. Each of the committees also had informal meetings.

The Audit Committee was established by and among the Board for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company as defined in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is authorized to review proposals of the Company’s auditors regarding the annual audit, recommend the engagement or discharge of the auditors, review recommendations of such auditors concerning accounting principles and the adequacy of internal controls and accounting procedures and practices, review the scope of the annual audit, approve or disapprove each professional service or type of service other than standard auditing services to be provided by the auditors, and review and discuss the audited financial statements with the auditors. The current members of the Audit Committee are Ms. Rebecca J. Fischer, Mr. Perlysky, and Dr. Tagliaferri. Ms. Fischer has been the Chairman since December 2019. The Board has determined that each of the Audit Committee members is independent, as defined in the NYSE’s listing standards and applicable SEC Rules. The Board has further determined that Ms. Fischer is an “audit committee financial expert” as such term is defined under Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act, and that each director is financially literate as required under the NYSE listing standards.

The Compensation Committee has the power and authority to (i) establish a general compensation policy for the officers and employees of the Company, including to establish and at least annually review executive officers’ salaries and non-equity incentive compensation plan program and levels of officers’ participation in the benefit plans of the Company, (ii) prepare any reports that may be required by the regulations of the SEC or otherwise relating to officer compensation, (iii) approve any increases in directors’ fees, (iv) grant stock options and/or other equity instruments authorized by senior executives for non-executive officers and (v) exercise all other powers of the Board with respect to matters involving the compensation of employees and the employee benefits of the Company as shall be delegated by the Board to the Compensation Committee. The current members of the Compensation Committee are Mr. Perlysky and Ms. Fischer. The Board has determined that each member of the Compensation Committee is independent, as defined in the NYSE listing standards. Mr. Perlysky has been the Chairman of the Compensation Committee since January 2017.

The Nominating/Governance Committee has the power to recommend to the Board prior to each annual meeting of the shareholders of the Company: (i) the appropriate size and composition of the Board; and (ii) nominees: (1) for election to the Board for whom the Company should solicit proxies; (2) to serve as proxies in connection with the annual meeting of shareholders; and (3) for election to all committees of the Board other than the Nominating/Governance Committee. The Nominating/Governance Committee will consider nominations from the shareholders, provided that they are made in accordance with the By-Laws. When evaluating prospective director candidates, the Nominating/Governance Committee conducts individual evaluations against the criteria stated in the Nominating and Corporate Governance guidelines. All director candidates, regardless of the source of their nomination, are evaluated using the same criteria. The current members of the Nominating/Governance Committee are Mr. Perlysky and Ms. Fischer, who has been the Chairman since December 2019.

Executive officers and key employees

Set forth below is the name, age and title of each executive officer and key employee of the Company followed by a summary of each executive’s and key employee’s background.

Name	Age	Year Became a Director, Executive Officer or Key Employee	Position
Hamid Erfanian(1)	52	2021	Chief Executive Officer*
Barry W. Weiner	71	1977	President and Treasurer
David Bench	48	2019	Chief Financial Officer
Dieter Schapfel, M.D.	58	2014	Chief Medical Director, Enzo Clinical Labs
Kara Cannon	53	2018	Chief Commercial Officer
Elazar Rabbani, Ph.D. (1)	78	1976	Chairman of the Board
Dov Perlysky	59	2012	Director
Rebecca J. Fischer	53	2019	Director
Mary Tagliaferri, M.D.	54	2020	Director
Ian B. Walters, M.D.	53	2020	Director

(1)	Mr. Erfanian started his tenure as our Chief Executive Officer on November 8, 2021. Dr. Rabbani served as Chief Executive Officer during our entire fiscal year ended July 31, 2021.

Biographical Information Regarding Executive Officers and Key Employees

Hamid Erfanian has been the Company’s Chief Executive Officer since November 2021. Mr. Erfanian has over 28 years of experience as a seasoned healthcare executive specializing in the diagnostic, medical devices, and life sciences industry. Prior to his appointment as Chief Executive Officer of the Company, Mr. Erfanian was most recently Chief Commercial Officer of EUROIMMUN, a PerkinElmer Company. He previously served as Chief Executive Officer of its US subsidiary, a position he held from June 2014 through August 2021. Prior to EUROIMMUN, Mr. Erfanian held executive and senior positions at several notable diagnostics companies including Diagnostica Stago, Beckman Coulter, and Abbott Laboratories. Earlier in his career, Mr. Erfanian worked at leading diagnostic laboratory testing companies, Quest Diagnostics and Laboratory Corporation of America. He received his Bachelor’s Degree in Science and Mathematics from North Dakota State University and a Masters of Business Administration from the Cox School of Business at Southern Methodist University.

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

DAVID BENCH has been the Chief Financial Officer for Enzo Biochem since December 2019. Mr. Bench has over 23 years of financial experience as a Chief Financial Officer, investment banker, research analyst, and financial advisor. He most recently served as Chief Financial Officer of ELLKAY, LLC, a healthcare information technology company servicing diagnostic laboratories, electronic medical record providers, payers, hospital/health systems and ambulatory practices. Mr. Bench was also Founder and President of DBC Group, Corp., an advisory and consulting firm based in New York City, where he assisted both public and private global corporations with cash flow management, operational performance, strategic growth planning, capital structure, valuation analysis, as well as budgeting and expense control. He previously held the position of senior investment banker at Arete Wealth Management, where he covered the telecommunications, media and technology industries. Earlier in his career, Mr. Bench was a Vice President of Institutional Equity Research at Arnhold and S. Bleichroeder in New York and in the Mergers & Acquisitions Group within the Investment Banking division of Lazard Fréres L.L.C. He received his Bachelor’s degree in Economics from Brandeis University and his Master’s degree in International Economics and Finance from the International Business School at Brandeis University. Mr. Bench received his Series 7, 63, 79, 86, and 87 securities licenses from the Financial Industry Regulatory Authority (FINRA).

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

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (as such term is defined in Item 406 of Regulation S-K). The Code of Business Conduct and Ethics is available on the Company’s website at www.enzo.com, and in print by contacting Investor Relations at (212) 583-0100. The Code of Business Conduct and Ethics applies to the Company’s employees, officers and members of the Board. The Code of Business Conduct and Ethics has been designed to deter wrongdoing and to promote:

●	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;

●	Compliance with applicable governmental laws, rules and regulations;

●	The prompt internal reporting or violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

●	Accountability for adherence to the Code of Business and Conduct and Ethics.

ITEM 11. Executive Compensation.

Director Compensation

The following table sets forth the information concerning compensation earned during our fiscal year ended July 31, 2021 by all non-employee Directors (table format below):

Name	Fees Earned or Paid in Cash	Restricted Stock/Stock Options Awards(1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Dov Perlysky Lead Independent Director	$90,000	$100,000	—	—	$190,000
Rebecca J. Fischer Director	$85,000	$100,000	—	—	$185,000
Mary Tagliaferri, M.D.	$80,400	$100,000	—	—	$180,400
Director
Ian B. Walters, M.D.	$75,000	$100,000	—	—	$175,000
Director

(1)	Represents the grant fair value on the respective grant date for the fiscal year ended July 31, 2021, in accordance with accounting authoritative guidance. The assumptions used in calculating these amounts are set forth in Note 12 to the Company’s consolidated financial statements for the fiscal year ended July 31, 2021, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021 filed with the SEC on November 12, 2021.

Compensation of Executive Officers

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, paid to or earned by each of the following persons: (i) our Chairman of the Board, Chief Executive Officer and Secretary, (ii) our President, Chief Financial Officer, Principal Accounting Officer and Treasurer, (iii) our other executive officers (the “Named Executive Officers”) and (iv) Key Employees for each of the fiscal years ended July 31, 2021 and 2020.

Name and Principal Position	Year	Base Pay Salary(1)	Option Awards(2)	Performance Stock Units Award(3)	Non-Equity Incentive Plan Compensation(4)			All Other Compensation(5)	Total
Elazar Rabbani, Ph.D.	2021	$611,000	$-	$-	$	*	(7)	$197,621	$808,621
Chairman of the Board and Secretary,	2020	$611,000	$112,400	$69,740		$500,000	(8)	$194,661	$1,487,801
Former Chief Executive Officer (6)

Barry W. Weiner	2021	$542,000	$-	$-	$	*	(7)	$181,518	$723,518
President and Treasurer	2020	$542,000	$101,000	$55,600		$375,000	(8)	$177,949	$1,251,607

Dieter Schapfel, M.D.	2021	$330,000	$72,131	$-	$	*	(7)	$14,032	$416,163
Chief Medical Director,	2020	$330,000	$49,000	$29,260		$60,000		$13,532	$481,792
Enzo Clinical Labs

(1)	Base salaries set as of January 1 each year.

(2)	Represent the fair market value of incentive stock option awards granted to Named Executive Officers and Key Employees on the date of grant, calculated in accordance with FASB ASC Topic 718 for all awards of stock options granted during the relevant fiscal year. Assumptions used in the calculation of these amounts are included in Note 12 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 31, 2021.

(3)	Represents the grant date fair value of performance stock units granted in the applicable year, calculated in accordance with ASC 718. The amount included in 2020 for the performance stock unit awards are calculated based on the closing market price of the Company’s common stock and the probable satisfaction of the performance conditions for such awards as of the date of grant. Assuming the highest level of performance is achieved for the 2020 performance share unit awards, the maximum value of these awards at the grant date would be as follows: Dr. Rabbani-$104,610; Mr. Weiner-$83,490; and Dr. Schapfel-$43,890. Assumptions used in the calculation of these amounts are included in Note 12 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 31, 2021.

(4)	Represents awards accrued under the Pay for Performance Plan for the years ended July 31, 2021 and 2020.

(5)	See the “All Other Compensation” chart for additional information.

(6)	Dr. Rabbani served as Chief Executive Officer during our entire fiscal year ended July 31, 2021 and until November 8, 2021 when Mr. Hamid Erfanian started his tenure as our Chief Executive Officer.

(7)	The fiscal year 2021 non-equity incentive plan compensation is not calculable at this time, as amounts remain subject to determination by our Board of Directors. Such amounts are expected to be determined in January 2022.

(8)	The fiscal year 2020 non-equity incentive plan compensation for Elazar Rabbani and Barry Weiner of $500,000 and $375,000 respectively, was settled in the form of 190,114 and 142,586 shares of three year restricted common stock, respectively in lieu of cash on January 11, 2021, at the closing price of $2.63 per share.

All Other Compensation

The following table contains information regarding each component of “All Other Compensation” in the Summary Compensation Table to the Named Executive Officers and Key Employees for the fiscal years ended July 31, 2021 and 2020.

	Year	401(k)(1)	Life Insurance(2)(3)	Medical and Disability Insurance(4)	Personal Use of Auto(5)	Total All Other Compensation

Elazar Rabbani, Ph.D.	2021	$13,000	$105,212	$56,499	$22,910	$197,621
	2020	$12,500	$105,212	$54,038	$22,910	$194,661

Barry W. Weiner	2021	$13,000	$100,623	$40,625	$27,270	$181,518
	2020	$12,500	$100,623	$39,966	$24,860	$177,949

Dieter Schapfel, M.D.	2021	$13,000	$1,032	—	—	$14,032
	2020	$12,500	$1,032	—		$13,532

(1)	Represents Company matches under our 401(k) plan.

(2)	Represents premiums of term policies of which the Named Executive Officers or other party is the beneficiary.

(3)	Represents the contractual payment for life insurance reimbursement for Dr. Rabbani and Mr. Weiner.

(4)	Represents supplemental medical and disability benefits costs.

(5)	Represents the personal use of Company-provided auto or car allowance.

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

Mr. David Bench, Dr. Dieter Schapfel and Ms. Kara Cannon are “at will” employees and are parties to certain change in control provisions with the Company which is deemed customary practice for their respective positions, as more fully discussed below.

Benefits and All Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, group life insurance and a 401(k) plan. Named Executive Officers and Key Employees are eligible to participate in our employee benefit plans. The annual Company match for our Named Executive Officers and other employees is up to $13,000 if over 50 years old, or limited to 50% of the maximum contribution made.

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

Mr. David Bench, Dr. Dieter Schapfel and Ms. Kara Cannon are “at will” employees and are parties to certain change in control provisions with the Company which is deemed customary practice for their respective positions, as more fully discussed below.

Outstanding Equity Awards at Fiscal Year End—July 31, 2021

The following table sets forth summary information regarding the outstanding equity awards made to the Named Executive Officers and Key Employees at July 31, 2021.

	Options Awards				Performance Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Options Expiration Date	Equity Incentive Plan; Number of Unearned Shares, Units or Other Rights That Have Not Vested(2)		Equity Inventive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3)
Elazar Rabbani, Ph.D.	75,000	—	$7.07	1/5/2022	—		—
	90,000	—	$4.42	7/31/2023
	128,000		$2.80	1/3/2024	25,000	(4)	$122,250
	65,000	65,000	$2.20	2/24/2025	31,700	(5)	$155,013
Barry W. Weiner	65,000	—	$7.07	1/5/2022	—		—
	80,000	—	$4.42	7/31/2023	—		—
	115,000	—	$2.80	1/3/2024	20,000	(4)	$97,800
	58,450	58,450	$2.20	2/24/25	25,300	(5)	$123,717
Dieter Schapfel, M.D.	27,000	—	$7.07	1/5/2022	—		—
	35,000		$4.42	7/31/2023	—		—
	17,333	—	$2.80	1/3/2024	—		$—
	18,467	36,933	$2.20	2/24/25	10,500	(4)	$51,345
	18,467	36,933	$2.63	1/11/26	13,300	(5)	$65,037

(1)	Each option award vests in equal amounts on the first, second and third anniversaries of the award which was January 5, 2017 for the options granted at $7.07 per share, July 31, 2018 for the options granted at $4.42 per share, January 3, 2019 for the options granted at $2.80 per share, February 24, 2020 for the options granted at $2.20 per share, and January 11, 2021 for the options granted at $2.63 per share. For Dr. Rabbani and Mr. Weiner, options vest in equal amounts on the first and second anniversary dates.

(2)	The number of unearned performance stock options (“PSUs”) in this column is based on awards made during the 2019 and 2020 fiscal years and equals the target number of PSUs that may be earned based on the Company’s Revenue and Adjusted EBITDA during the 2020 through 2022, and 2021 through 2023 fiscal year periods.

(3)	Calculated using the closing market price of the Common Stock on July 31, 2021 of $3.26 per share after applying the maximum relative total shareholder return (TSR) modifier.

(4)	Represents PSUs granted on January 3, 2019 that will vest, subject to the achievement of threshold performance goals for the fiscal years 2020-2022 performance period, on October 15, 2022, the third anniversary of the grant measurement date.

(5)	Represents PSUs granted on February 24, 2020 that will vest, subject to the achievement of threshold performance goals for the fiscal years 2020-2023 performance period, on October 19, 2023, the third anniversary of the grant measurement date.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Principal Shareholders and Management

Set forth below is information, as of November 22, 2021 concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the shares of Common Stock of the Company, the executive officers named in the “Summary Compensation Table” as “Named Executive Officers,” all current directors, and all current directors, executive officers and key employees of the Company as a group, based upon the number of outstanding shares of Common Stock as of the close of business on November 22, 2021.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Common Stock	Elazar Rabbani, Ph.D.	2,221,684	(3)	4.5%
Common Stock	Barry W. Weiner	1,610,975	(4)	3.3%
Common Stock	Dieter Schapfel, M.D.	174,225	(5)	*
Common Stock	Rebecca J. Fischer	80,217	(6)	*
Common Stock	Mary Tagliaferri, M.D.	38,551	(7)	*
Common Stock	Ian B. Walters, M.D.	38,551	(8)	*
Common Stock	Harbert Management Corp	5,175,913	(9)	10.7%
Common Stock	Bradley L. Radoff	3,615,000	(10)	7.5%
Common Stock	Renaissance Technologies, LLC	3,210,064	(11)	6.6%
Common Stock	James G. Wolf	3,262,500	(12)	6.7%
Common Stock	Roumell Asset Management, LLC	2,886,771	(13)	5.9%
Common Stock	All directors, executive officers and key employees as a group (10 persons)	4,363,893	(14)	8.8%

*	Represents beneficial ownership of less than 1%.

(1)	Except as otherwise noted in the footnotes to the table, all shares of Common Stock are beneficially owned and the sole investment and voting power is held by the persons named, and such persons’ address is c/o Enzo Biochem, Inc., 527 Madison Avenue, New York, New York 10022.

(2)	For directors, executive officers and key employees, based upon 48,471,771 shares of Common Stock of the Company considered outstanding as of the close of business on November 22, 2021. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days from the date hereof is treated as outstanding when determining the amount and percentage of Common Stock owned by directors and executive officers individually and as a group.

(3)	Includes (i) 358,050 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, (ii) 5,308 shares of Common Stock held in the name of Dr. Rabbani as custodian for certain of his children, (iii) 18,794 shares of Common Stock held in the name of Dr. Rabbani’s wife as custodian for certain of their children, and (iv) 46,664 shares of Common Stock held in the Company’s 401(k) plan.

(4)	Includes (i) 318,450 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, (ii) 6,638 shares of Common Stock that Mr. Weiner holds as custodian for certain of his children, and (iii) 46,671 shares of Common Stock held in the Company’s 401(k) plan.

(5)	Includes (i) 116,266 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof, and (ii) 22,124 shares of Common Stock held in the Company’s 401(k) plan. This individual is considered a key employee.

(6)	Includes 80,217 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof.

(7)	Includes 38,551 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof.

(8)	Includes 38,551 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof

(9)	The address of Harbert Management Corp. is 2100 Third Avenue North, Suite 600, Birmingham, AL 35203. This information is based solely on a Schedule 13D filed on October 28, 2021.

(10)	The address of Bradley L. Radoff is 2727 Kirby Drive Unit 29L Houston, Texas 77098. This information is based solely on a Schedule 13D filed on October 22, 2021.

(11)	The address of Renaissance Technologies, LLC is 800 Third Avenue, New York, NY 10022. This information is based solely on a Schedule 13F filed on September 30, 2019.

(12)	The address of James G. Wolf is 105, Flyway Drive, Kiawah Island, SC 29455. This information is based solely on a Schedule 13D filed on November 15, 2021.

(13)	The address of Roumell Asset Management, LLC is 2 Wisconsin Circle, Suite 700 Chevy Chase, MD 20815. This information is based solely on a Schedule 13D filed on September 30, 2021.

(14)	Includes 1,130,951 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from the date hereof.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

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

Enzo Clinical Labs, Inc., a subsidiary of the Company (“Enzo Lab”), leases a facility located in Farmingdale, New York from Pari Management Corporation (“Pari”). Pari is owned equally by Elazar Rabbani, Ph.D., the Chairman of the Company; Shahram K. Rabbani, a former officer and former director of the Company; and Barry Weiner, the President of the Company, and his wife. The lease originally commenced on December 20, 1989, was amended and extended in October 2015 and now terminates on March 31, 2027. During the fiscal year ended July 31, 2021, Enzo Labs paid approximately $1,815,000 to Pari with respect to such facility and future payments are subject to cost of living adjustments.

The non-interested members of the Board, at the time of the execution of the lease and each extension, reviewed and approved the transaction in accordance with the Company’s procedures for reviewing related party transactions. The Nominating/Governance Committee obtained a third-party appraisal to determine the value of the lease. Based on that appraisal, the Company, which has guaranteed Enzo Lab’s obligations to Pari under the lease, believes that the existing lease terms are as favorable to the Company as it would be to an unaffiliated party.:

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

No director can qualify as independent if he or she has a material relationship with the Company outside of his or her service as a director of the Company. A director is not independent if, within the preceding three years:

●	The director was an employee of the Company;

●	An immediate family member of the director was an executive officer of the Company;

●	A director was affiliated with or employed by a present or former internal or external auditor of the Company;

●	An immediate family member of a director was affiliated with or employed in a professional capacity by a present or former internal or external auditor of the Company;

●	A director, or an immediate family member of the director, received more than $120,000 per year in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior services (provided such compensation is not contingent in any way on continued service);

●	The director, or an immediate family member of the director, was employed as an executive officer of another company where any of the Company’s executives served on that company’s compensation committee of the board of directors;

●	The director was an executive officer or employee, or an immediate family member of the director was an executive officer, of another company that made payments to, or received payments from, the Company for property or services in an amount which, in any single fiscal year, exceeded the greater of $1 million or two percent (2%) of such other company’s consolidated gross revenues;

●	The director, or an immediate family member of the director, was an executive officer of another company that was indebted to the Company, or to which the Company was indebted, where the total amount of either company’s indebtedness to the other was five percent (5%) or more of the total consolidated assets of the Company he or she served as an executive officer; or

●	The director, or an immediate family member of the director, was an officer, director or trustee of a charitable organization where the Company’s annual discretionary charitable contributions to the charitable organization exceeded the greater of $1 million or two percent (2%) of that organization’s consolidated gross revenues.

The Board has reviewed all material transactions and relationships among each director, and any member of his or her immediate family, and the Company, its senior management and its independent auditors. Based on this review and in accordance with its independence standards outlined above, the Board has affirmatively determined that all of the non-employee directors are independent as such term is defined by the NYSE. The Board has determined that each member of the Compensation and Nominating Committees is independent, as defined in the NYSE listing standards. The Board has determined that each of the Audit Committee members is independent, as defined in the NYSE’s listing standards and applicable SEC Rules. The Board has further determined that Ms. Fischer is an “audit committee financial expert” as such term is defined under Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act, and that each director is financially literate as required under the NYSE listing standards.

ITEM 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

EisnerAmper billed the Company for services for fiscal 2021 and 2020, as set forth in the table below. The fees listed are aggregate fees for services performed for the year—regardless of when the fee was actually billed.

	FY 2021	FY 2020
Audit Fees	$465,000	$519,000
Audit-related Fees	95,900	40,040
Tax Fees	-	-
All Other Fees	-	-
Total	$560,900	$559,040

Audit Fees—Consists of fees for professional services necessary to perform an audit or review in accordance with the Public Company Accounting Oversight Board, including services rendered for the audit of our annual financial statements (including services incurred with rendering an opinion under Section 404 of the Sarbanes-Oxley Act of 2002) and quarterly reviews of the Company’s interim financial statement.

Audit-Related Fees—EisnerAmper performed certain Audit services for an employee benefit plan for the years ended December 31, 2021 and 2020, for which the Company is the plan sponsor; these fees were $41,600 and $40,040, respectively. EisnerAmper performed other Audit-Related services during the fiscal year ended July 31, 2021; the fees for these services were $54,000.

Tax Fees—There were no tax fees for fiscal years 2021 and 2020.

All Other Fees—There were no other fees for fiscal years 2021 and 2020.

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

Part IV

Exhibit 15. Exhibit, Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of the original Form 10-K filing which was filed with the SEC on October 12, 2021, and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: November 29, 2021	/s/ David Bench
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Hamid Erfanian	November 29, 2021
Hamid Erfanian
Chief Executive Officer
(Principal Executive Officer)

By: /s/ David Bench	November 29, 2021
David Bench
Chief Financial Officer
(Principal Accounting Officer)

By: /s/ Elazar Rabbani, Ph.D.	November 29, 2021
Elazar Rabbani, Ph.D.
Chairman of Board of Directors

By: /s/ Rebecca J. Fischer	November 29, 2021
Rebecca J. Fischer, Director

By: /s/ Mary Tagliaferri, M.D.	November 29, 2021
Mary Tagliaferri, M.D., Director

By: /s/ Dov Perlysky	November 29, 2021
Dov Perlysky, Director

By: /s/ Ian B. Walters, M.D.	November 29, 2021
Ian B. Walters, M.D., Director