Form 10-K/A
period 2021-07-31
ENZO BIOCHEM INC
filed 2021-12-01
CIK 316253

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

DOCUMENTS INCORPORATED BY REFERENCE

None

i

EXPLANATORY NOTE

Enzo Biochem, Inc. (the “Company”) is filing this Amendment No. 2 (this “Form 10-K/A”) to Form 10-K for the fiscal year ended July 31, 2021, that we originally filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2021, and as amended by the Amendment No. 1 to Form 10-K filed on November 29, 2021 (as so amended, the “original 10-K”).

This Form 10-K/A has been prepared and filed solely to (i) amend Item 10 of the original Form 10-K to reflect the current membership of the Board’s committees, (ii) amend Item 12 of the original Form 10-K to correct the inadvertent omission of Dov Perlysky from the table reflecting Beneficial Ownership of Principal Shareholders and Management, and (iii) to make other conforming changes.

Except as described above, no other changes have been made to the original Form 10-K. The original Form 10-K continues to speak as of October 12, 2021, the date the Company filed the original Form 10-K with the SEC, and other than as expressly indicated in the original Form 10-K or in this Form 10-K/A, the Company has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to October 12, 2021.  Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and the Company’s other reports filed thereafter.

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

REBECCA J. FISCHER was appointed to the Board effective as of December 30, 2019. Ms. Fischer is currently chair of the Company’s Audit Committee and a member of the Company’s Compensation Committee. She is currently the Chief Financial Officer of Bellevue Hospital, the world-renowned flagship institution for New York City Health and Hospitals, with over 900 licensed beds and an operating budget of more than $950 million. She began her career at Bellevue as Associate Director in 2003, became Associate Executive Director in 2011, was promoted to Deputy CFO in 2016 and then promoted to CFO in 2017. In her role as CFO of Bellevue, Ms. Fischer is responsible for managing a team of financial managers and 400 other professionals. Her team oversees budgeting, revenue enhancement, utilization, financial reporting, cash management productivity improvement and affiliate relations with the NYU School of Medicine. She is also a key advisor to the hospital’s CEO and other members of the C-level team on strategic planning and resource allocation. In both her strategic and day-to-day responsibilities, Ms. Fischer is directly involved in guiding Bellevue and its leaders through complex government and private reimbursement practices. At Bellevue and throughout the HHC, she is viewed as a subject matter expert on optimal ways for hospitals to deliver the highest quality care at a time of enormous technological change and financial pressure. Ms. Fischer received her undergraduate degree cum laude from Cornell University and her Master of Public Administration in Health Policy and Management from New York University, where she was a recipient of the Robert F. Wagner, Jr. Fellowship.

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

MARY TAGLIAFERRI, M.D., has been a director of the Company since November 17, 2020. Dr. Tagliaferri is currently chair of the Company’s Nominating/Governance Committee and a member of both the Company’s Audit Committee and Compensation Committee. Dr. Tagliaferri has been serving on the board of directors of RayzeBio, Inc., a biotechnology company, since October 2021. Dr. Tagliaferri has been serving as Senior Vice President and Executive Clinical Fellow for Nektar Therapeutics, a Nasdaq-listed company, since March 2020 and previously served as Chief Medical Officer from November 2017 to March 2020, Senior Vice President, Clinical Development from April 2017 to October 2017 and Vice President of Clinical Development from January 2015 to March 2017. Dr. Tagliaferri served as Consultant for InterMune from March 2014 to December 2014. Dr. Tagliaferri served as Chief Medical Officer of Kanglaite, Inc. from October 2012 to April 2014. Dr. Tagliaferri was the co-founder of Bionovo, Inc. and served as its Chief Medical Officer, Chief Regulatory Officer, Secretary and Treasurer and a member of the Board of Directors from February 2002 to June 2012 and President from May 2007 to June 2012. Dr. Tagliaferri received her Bachelor of Science Degree in Agricultural Economics and Business Management from Cornell University in 1988, Post Baccalaureate Degree in Science from Bryn Mawr College in 1996, Master of Science Degree, Oriental Medicine from the American College of Traditional Chinese Medicine, San Francisco, California in 1995 and Medical Degree from the University of California, San Francisco in 2002. Dr. Tagliaferri completed her residency in internal medicine at Alameda County Medical Center, Oakland, California, in 2003 and a research fellowship in translational science at the University of California, San Francisco in 1999. She has contributed to approximately 70 publications.

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

Ian B. Walters, M.D. has been a director of the Company since November 25, 2020. Mr. Walters is currently chair of the Company’s Compensation Committee and a member of the Company’s Nominating/ Governance Committee. Dr. Walters is an experienced entrepreneur and drug developer with leadership in the development of over 30 drugs in multiple therapeutic areas involving diverse technologies, leading to five new oncology drug approvals. His previous roles include Executive Director of Global Oncology Clinical Research, and Business Development for Bristol-Myers Squibb and Medical Director at Millennium Pharmaceuticals. Dr. Walters is currently CEO and Director of Portage Biotech, a publicly traded clinical stage biopharmaceutical company developing an innovative portfolio of immuno-oncology assets. He is also founder of seven of Portage’s portfolio companies. Dr. Walters holds an MBA from the Wharton School of the University of Pennsylvania. He received his MD at the Albert Einstein College of Medicine and completed doctoral training in experimental medicine at The Rockefeller University. Dr. Walters has been the lead author or contributor to approximately 60 journal publications.

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

Board Leadership Structure and Role in Risk Oversight

During the fiscal year ended July 31, 2021, Elazar Rabbani, Ph.D., served as the Company’s Chairman of the Board, Chief Executive Officer, and Secretary. He served as Chairman and Chief Executive Officer since the Company’s inception in 1976 and as Secretary since November 2009. On October 18, 2021, the Company announced the appointment of Hamid Erfanian to the position of Chief Executive Officer, which appointment commenced on November 8, 2021. Dr. Rabbani remains Chairman of the Board and Secretary. Dov Perlysky continues to serve as Lead Independent Director, a role that he has served in since December 2019.

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

The Compensation Committee has the power and authority to (i) establish a general compensation policy for the officers and employees of the Company, including to establish and at least annually review executive officers’ salaries and non-equity incentive compensation plan program and levels of officers’ participation in the benefit plans of the Company, (ii) prepare any reports that may be required by the regulations of the SEC or otherwise relating to officer compensation, (iii) approve any increases in directors’ fees, (iv) grant stock options and/or other equity instruments authorized by senior executives for non-executive officers and (v) exercise all other powers of the Board with respect to matters involving the compensation of employees and the employee benefits of the Company as shall be delegated by the Board to the Compensation Committee. The current members of the Compensation Committee are Ms. Fischer, Dr. Tagliaferri and Dr. Ian B. Walters. The Board has determined that each member of the Compensation Committee is independent, as defined in the NYSE listing standards. Dr. Walters has been the Chairman of the Compensation Committee since January 2021.

The Nominating/Governance Committee has the power to recommend to the Board prior to each annual meeting of the shareholders of the Company: (i) the appropriate size and composition of the Board; and (ii) nominees: (1) for election to the Board for whom the Company should solicit proxies; (2) to serve as proxies in connection with the annual meeting of shareholders; and (3) for election to all committees of the Board other than the Nominating/Governance Committee. The Nominating/Governance Committee will consider nominations from the shareholders, provided that they are made in accordance with the By-Laws. When evaluating prospective director candidates, the Nominating/Governance Committee conducts individual evaluations against the criteria stated in the Nominating and Corporate Governance guidelines. All director candidates, regardless of the source of their nomination, are evaluated using the same criteria. The current members of the Nominating/Governance Committee are Mr. Perlysky, Dr. Walters and Dr. Tagliaferri, who has been Chair of the committee since January 2021.

Executive officers and key employees

Set forth below is the name, age and title of each executive officer and key employee of the Company followed by a summary of each executive’s and key employee’s background.

Name	Age	Year Became a Director, Executive Officer or Key Employee	Position
Hamid Erfanian(1)	52	2021	Chief Executive Officer*
Barry W. Weiner	71	1977	President and Treasurer
David Bench	48	2019	Chief Financial Officer
Dieter Schapfel, M.D.	58	2014	Chief Medical Director, Enzo Clinical Labs
Kara Cannon	53	2018	Chief Commercial Officer
Elazar Rabbani, Ph.D. (1)	78	1976	Chairman of the Board and Secretary
Dov Perlysky	59	2012	Director
Rebecca J. Fischer	53	2019	Director
Mary Tagliaferri, M.D.	54	2020	Director
Ian B. Walters, M.D.	53	2020	Director

(1)	Mr. Erfanian started his tenure as our Chief Executive Officer on November 8, 2021. Dr. Rabbani served as Chief Executive Officer during our entire fiscal year ended July 31, 2021.

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

BARRY W. WEINER is the Company’s President and Treasurer as well as founder of the Company. He has served as the Company’s President since 1996, and previously held the positions of Director, Chief Financial Officer and Executive Vice President. Before his employment with Enzo Biochem, he worked in several managerial and marketing positions at the Colgate Palmolive Company. Mr. Weiner is a member of the New York Biotechnology Association. He received his Bachelor of Arts degree in Economics from New York University and his Master of Business Administration in Finance from Boston University.

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

Compensation of Executive Officers

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, paid to or earned by each of our named executive officers for each of the fiscal years ended July 31, 2021 and 2020.

Name and Principal Position	Year	Base Pay Salary(1)	Option Awards(2)	Performance Stock Units Award(3)	Non-Equity Incentive Plan Compensation(4)		All Other Compensation(5)	Total
Elazar Rabbani, Ph.D.	2021	$611,000	$-	$-	$-	(8)	$197,621	$808,621
Chairman of the Board and Secretary,	2020	$611,000	$112,400	$69,740	$500,000	(9)	$194,661	$1,487,801
Former Chief Executive Officer (6)

Barry W. Weiner	2021	$542,000	$-	$-	$-	(8)	$181,518	$723,518
President and Treasurer, Former Chief Financial Officer (7)	2020	$542,000	$101,000	$55,600	$375,000	(9)	$177,949	$1,251,607

Dieter Schapfel, M.D.	2021	$330,000	$72,131	$-	$-	(8)	$14,032	$416,163
Chief Medical Director,	2020	$330,000	$49,000	$29,260	$60,000		$13,532	$481,792
Enzo Clinical Labs

(1)	Base salaries set as of January 1 each year.

(2)	Represent the fair market value of incentive stock option awards granted to Named Executive Officers and Key Employees on the date of grant, calculated in accordance with FASB ASC Topic 718 for all awards of stock options granted during the relevant fiscal year. Assumptions used in the calculation of these amounts are included in Note 12 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 31, 2021.

(3)	Represents the grant date fair value of performance stock units granted in the applicable year, calculated in accordance with ASC 718. The amount included in 2020 for the performance stock unit awards are calculated based on the closing market price of the Company’s common stock and the probable satisfaction of the performance conditions for such awards as of the date of grant. Assuming the highest level of performance is achieved for the 2020 performance share unit awards, the maximum value of these awards at the grant date would be as follows: Dr. Rabbani-$104,610; Mr. Weiner-$83,490; and Dr. Schapfel-$43,890. Assumptions used in the calculation of these amounts are included in Note 12 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 31, 2021.

(4)	Represents awards accrued under the Pay for Performance Plan for the years ended July 31, 2021 and 2020.

(5)	See the “All Other Compensation” chart for additional information.

(6)	Dr. Rabbani served as Chief Executive Officer during our entire fiscal year ended July 31, 2021 and until November 8, 2021 when Mr. Hamid Erfanian started his tenure as our Chief Executive Officer.

(7)	Barry W. Weiner served as Chief Financial Officer during our fiscal year ended July 31, 2020 until December 2019 when Mr. David Bench started his tenure as our Chief Financial Officer.

(8)	The fiscal year 2021 non-equity incentive plan compensation is not calculable at this time, as amounts remain subject to determination by our Board of Directors. Such amounts are expected to be determined in January 2022.

(9)	The fiscal year 2020 non-equity incentive plan compensation for Elazar Rabbani and Barry Weiner of $500,000 and $375,000 respectively, was settled in the form of 190,114 and 142,586 shares of three year restricted common stock, respectively in lieu of cash on January 11, 2021, at the closing price of $2.63 per share.

All Other Compensation

The following table contains information regarding each component of “All Other Compensation” in the Summary Compensation Table to the Named Executive Officers and Key Employees for the fiscal years ended July 31, 2021 and 2020.

	Year	401(k)(1)	Life Insurance(2)(3)	Medical and Disability Insurance(4)	Personal Use of Auto(5)	Total All Other Compensation

Elazar Rabbani, Ph.D.	2021	$13,000	$105,212	$56,499	$22,910	$197,621
	2020	$12,500	$105,212	$54,038	$22,910	$194,661

Barry W. Weiner	2021	$13,000	$100,623	$40,625	$27,270	$181,518
	2020	$12,500	$100,623	$39,966	$24,860	$177,949

Dieter Schapfel, M.D.	2021	$13,000	$1,032	—	—	$14,032
	2020	$12,500	$1,032	—	—	$13,532

(1)	Represents Company matches under our 401(k) plan.

(2)	Represents premiums of term policies of which the Named Executive Officers or other party is the beneficiary.

(3)	Represents the contractual payment for life insurance reimbursement for Dr. Rabbani and Mr. Weiner.

(4)	Represents supplemental medical and disability benefits costs.

(5)	Represents the personal use of Company-provided auto or car allowance.

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

Dieter Schapfel, M.D. is an “at will” employee and not party to any employment agreement.

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

Severance and Change in Control Benefits

Pursuant to Employment Agreements entered into with Dr. Rabbani and Mr. Weiner, these executives are entitled to specified benefits in the event of the termination of their employment under specified circumstances, including termination for good reason, termination for cause, and termination following a change of control of our Company (as defined in each executive’s Employment Agreement). We have provided more information about these benefits in the description of the Employment Agreements above.

Dieter Schapfel, M.D. is an “at will” employee and not party to any agreement with the Company that provides for severance or change of control benefits other than certain equity award agreements that provide for the acceleration of unvested awards upon Dr. Schapfel’s termination after a change of control.

Outstanding Equity Awards at Fiscal Year End—July 31, 2021

The following table sets forth summary information regarding the outstanding equity awards made to the Named Executive Officers and Key Employees at July 31, 2021.

	Options Awards				Performance Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Options Expiration Date	Equity Incentive Plan; Number of Unearned Shares, Units or Other Rights That Have Not Vested(2)		Equity Inventive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3)
Elazar Rabbani, Ph.D.	75,000	—	$7.07	1/5/2022	—		—
	90,000	—	$4.42	7/31/2023	—		—
	128,000	—	$2.80	1/3/2024	25,000	(4)	$122,250
	65,000	65,000	$2.20	2/24/2025	31,700	(5)	$155,013
Barry W. Weiner	65,000	—	$7.07	1/5/2022	—		—
	80,000	—	$4.42	7/31/2023	—		—
	115,000	—	$2.80	1/3/2024	20,000	(4)	$97,800
	58,450	58,450	$2.20	2/24/25	25,300	(5)	$123,717
Dieter Schapfel, M.D.	27,000	—	$7.07	1/5/2022	—		—
	35,000	—	$4.42	7/31/2023	—		—
	17,333	—	$2.80	1/3/2024	—		$—
	18,467	36,933	$2.20	2/24/25	10,500	(4)	$51,345
	18,467	36,933	$2.63	1/11/26	13,300	(5)	$65,037

(1)	Each option award vests in equal amounts on the first, second and third anniversaries of the award which was January 5, 2017 for the options granted at $7.07 per share, July 31, 2018 for the options granted at $4.42 per share, January 3, 2019 for the options granted at $2.80 per share, February 24, 2020 for the options granted at $2.20 per share, and January 11, 2021 for the options granted at $2.63 per share. For Dr. Rabbani and Mr. Weiner, options vest in equal amounts on the first and second anniversary dates.

(2)	The number of unearned performance stock options (“PSUs”) in this column is based on awards made during the 2019 and 2020 fiscal years and equals the target number of PSUs that may be earned based on the Company’s Revenue and Adjusted EBITDA during the 2020 through 2022, and 2021 through 2023 fiscal year periods.

(3)	Calculated using the closing market price of the Common Stock on July 31, 2021 of $3.26 per share after applying the maximum relative total shareholder return (TSR) modifier.

(4)	Represents PSUs granted on January 3, 2019 that will vest, subject to the achievement of threshold performance goals for the fiscal years 2020-2022 performance period, on October 15, 2022, the third anniversary of the grant measurement date.

(5)	Represents PSUs granted on February 24, 2020 that will vest, subject to the achievement of threshold performance goals for the fiscal years 2020-2023 performance period, on October 19, 2023, the third anniversary of the grant measurement date.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Common Stock	Elazar Rabbani, Ph.D.	2,221,684	(3)	4.5%
Common Stock	Barry W. Weiner	1,610,975	(4)	3.3%
Common Stock	Dieter Schapfel, M.D.	174,225	(5)	*
Common Stock	Rebecca J. Fischer	80,217	(6)	*
Common Stock	Mary Tagliaferri, M.D.	38,551	(7)	*
Common Stock	Ian B. Walters, M.D.	38,551	(8)	*
Common Stock	Dov Perlysky	833,824	(9)	1.7%
Common Stock	Harbert Management Corp	5,175,913	(10)	10.7%
Common Stock	Bradley L. Radoff	3,615,000	(11)	7.5%
Common Stock	Renaissance Technologies, LLC	3,210,064	(12)	6.6%
Common Stock	James G. Wolf	3,262,500	(13)	6.7%
Common Stock	Roumell Asset Management, LLC	2,886,771	(14)	5.9%
Common Stock	All directors, executive officers and key employees as a group (10 persons)	5,197,717	(15)	10.4%

*	Represents beneficial ownership of less than 1%.

(1)	Except as otherwise noted in the footnotes to the table, all shares of Common Stock are beneficially owned and the sole investment and voting power is held by the persons named, and such persons’ address is c/o Enzo Biochem, Inc., 527 Madison Avenue, New York, New York 10022.

(2)	For directors, executive officers and key employees, based upon 48,471,771 shares of Common Stock of the Company considered outstanding as of the close of business on November 22, 2021. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days from November 22, 2021 is treated as outstanding when determining the amount and percentage of Common Stock owned by directors and executive officers individually and as a group.

(3)	Includes (i) 358,050 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 22, 2021, (ii) 5,308 shares of Common Stock held in the name of Dr. Rabbani as custodian for certain of his children, (iii) 18,794 shares of Common Stock held in the name of Dr. Rabbani’s wife as custodian for certain of their children, and (iv) 46,664 shares of Common Stock held in the Company’s 401(k) plan.

(4)	Includes (i) 318,450 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 22, 2021, (ii) 6,638 shares of Common Stock that Mr. Weiner holds as custodian for certain of his children, and (iii) 46,671 shares of Common Stock held in the Company’s 401(k) plan.

(5)	Includes (i) 116,266 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 22, 2021, and (ii) 22,124 shares of Common Stock held in the Company’s 401(k) plan. This individual is considered a key employee.

(6)	Includes 80,217 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 22, 2021.

(7)	Includes 38,551 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 22, 2021.

(8)	Includes 38,551 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 22, 2021.

(9)	Includes (i) 253,316 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 22, 2021, (ii) 30,000 shares owned by Laya Perlysky (Mr. Perlysky’s wife) in an IRA account of which Mr. Perlysky disclaims beneficial ownership, (iii) 18,250 shares owned by Irwin Perlysky IRA, (iv) 109,237 shares owned directly by RSD 2012 GRAT, of which Mr. Perlysky is the trustee of which Mr. Perlysky disclaims beneficial ownership; (v) 45,000 shares owned by Sky Ventures LLC, of which Mr. Perlysky is the manager, (vi) 38,353 shares owned directly by Mr. Perlysky, (vii) 325,875 shares owned by Kinder Investments LLP, (viii) 6,981 shares owned by Krovim LLC, (ix) 3,225 shares owned by MidAtlantic Capital LLC, (x) 3,139 shares owned directly by Laya Perlysky of which Mr. Perlysky disclaims beneficial ownership, and (xi) 448 shares owned by LDP Family Partnership LP of which Mr. Perlysky disclaims beneficial ownership.

(10)	The address of Harbert Management Corp. is 2100 Third Avenue North, Suite 600, Birmingham, AL 35203. This information is based solely on a Schedule 13D filed on October 28, 2021.

(11)	The address of Bradley L. Radoff is 2727 Kirby Drive Unit 29L Houston, Texas 77098. This information is based solely on a Schedule 13D filed on October 22, 2021.

(12)	The address of Renaissance Technologies, LLC is 800 Third Avenue, New York, NY 10022. This information is based solely on a Schedule 13F filed on September 30, 2019.

(13)	The address of James G. Wolf is 105, Flyway Drive, Kiawah Island, SC 29455. This information is based solely on a Schedule 13D filed on November 15, 2021.

(14)	The address of Roumell Asset Management, LLC is 2 Wisconsin Circle, Suite 700 Chevy Chase, MD 20815. This information is based solely on a Schedule 13D filed on September 30, 2021.

(15)	Includes 1,384,267 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 22, 2021.

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

Enzo Clinical Labs, Inc., a subsidiary of the Company (“Enzo Lab”), leases a facility located in Farmingdale, New York from Pari Management Corporation (“Pari”). Pari is owned equally by Elazar Rabbani, Ph.D., the Chairman and Secretary of the Company; Shahram K. Rabbani, a former officer and former director of the Company; and Barry Weiner, the President and Treasurer of the Company, and his wife. The lease originally commenced on December 20, 1989, was amended and extended in October 2015 and now terminates on March 31, 2027. During the fiscal year ended July 31, 2021, Enzo Labs paid approximately $1,815,000 to Pari with respect to such facility and future payments are subject to cost of living adjustments.

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

ENZO BIOCHEM, INC.

Date: December 1, 2021	/s/ David Bench
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Hamid Erfanian	December 1, 2021
Hamid Erfanian
Chief Executive Officer
(Principal Executive Officer)

By: /s/ David Bench	December 1, 2021
David Bench
Chief Financial Officer
(Principal Accounting Officer)

By: /s/ Elazar Rabbani, Ph.D.	December 1, 2021
Elazar Rabbani, Ph.D.
Chairman of Board of Directors and Secretary

By: /s/ Rebecca J. Fischer	December 1, 2021
Rebecca J. Fischer, Director

By: /s/ Dov Perlysky	December 1, 2021
Dov Perlysky, Director

By: /s/ Ian B. Walters, M.D.	December 1, 2021
Ian B. Walters, M.D., Director