Form 10-Q
period 2021-10-31
ENZO BIOCHEM INC
filed 2021-12-15
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

or

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

Yes ☐ No ☒

As of December 1, 2021, the Registrant had 48,471,771 shares of common stock outstanding

ENZO BIOCHEM, INC.

FORM 10-Q

October 31, 2021

i

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	October 31, 2021 (unaudited)	July 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$6,356	$13,524
Marketable securities	29,810	29,978
Accounts receivable, net	11,332	10,198
Inventories	13,957	12,652
Prepaid expenses	4,457	4,230
Total current assets	65,912	70,582

Property, plant, and equipment, net	16,953	16,585
Right-of-use assets	16,259	17,020
Goodwill	7,452	7,452
Intangible assets, net	171	244
Other, including restricted cash of $750	1,392	1,808
Total assets	$108,139	$113,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable - trade	5,929	8,123
Accrued liabilities	13,577	14,301
Current portion of operating lease liabilities	3,365	3,419
Other current liabilities and finance leases short term	235	233
Total current liabilities	23,106	26,076

Finance leases long term and other liabilities	96	115
Operating lease liabilities, non-current	13,863	14,558
Long term debt - net	4,314	4,356
Total liabilities	$41,379	$45,105

Commitments and contingencies – see Note 12

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 48,471,771 at October 31, 2021 and July 31, 2021	485	485
Additional paid-in capital	337,342	337,126
Accumulated deficit	(272,696)	(270,377)
Accumulated other comprehensive income	1,629	1,352
Total stockholders’ equity	66,760	68,586

Total liabilities and stockholders’ equity	$108,139	$113,691

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,
	2021	2020
Revenues	$26,519	$28,655

Operating costs and expenses:
Cost of revenues	15,273	16,758
Research and development	744	746
Selling, general and administrative	11,052	10,014
Legal and related expenses	1,282	640
Total operating costs and expenses	28,351	28,158

Operating (loss) income	(1,832)	497

Other income (expense):
Interest, net	39	(51)
Other	(145)	17
Foreign exchange loss	(381)	(164)
Total other expense	(487)	(198)

Net (loss) income	$(2,319)	$299

Net (loss) income per common share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

Weighted average common shares outstanding:
Basic	48,472	47,895
Diluted	48,472	47,905

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2021	2020
Net (loss) income	$(2,319)	$299
Other comprehensive gain:
Foreign currency translation adjustments	277	171
Comprehensive (loss) income	$(2,042)	$470

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended October 31, 2021 and 2020
(unaudited)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2021	48,471,771	$485	$337,126	$(270,377)	$1,352	$68,586
Net loss for the period ended October 31, 2021	—	—	—	(2,319)	—	(2,319)
Share-based compensation charges	—	—	216	—	—	216
Foreign currency translation adjustments	—	—	—	—	277	277
Balance at October 31, 2021	48,471,771	$485	$337,342	$(272,696)	$1,629	$66,760

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2020	47,895,050	$479	$334,473	$(278,252)	$1,681	$58,381
Net income for the period ended October 31, 2020	—	—	—	299	—	299
Share-based compensation charges	—	—	167	—	—	167
Foreign currency translation adjustments	—	—	—	—	171	171
Balance at October 31, 2020	47,895,050	$479	$334,640	$(277,953)	$1,852	$59,018

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(2,319)	$299
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	611	585
Amortization of intangible assets	90	75
Share-based compensation charges	216	167
Share-based 401(k) employer match expense	167	211
Foreign exchange loss	342	152
Unrealized loss on marketable securities	196	—

Changes in operating assets and liabilities:
Accounts receivable	(1,120)	(2,865)
Inventories	(1,289)	(340)
Prepaid expenses and other assets	171	(314)
Accounts payable – trade	(2,198)	(658)
Accrued liabilities, other current liabilities and other liabilities	(910)	1,480
Total adjustments	(3,724)	(1,507)

Net cash used in operating activities	(6,043)	(1,208)

Cash flows from investing activities:
Purchases of marketable securities	(28)	—
Capital expenditures	(1,033)	(617)
Net cash used in investing activities	(1,061)	(617)

Cash flows from financing activities:
Repayments under mortgage agreement and finance leases	(57)	(113)
Net cash used in financing activities	(57)	(113)

Effect of exchange rate changes on cash and cash equivalents	(7)	(13)

Decrease in cash and cash equivalents and restricted cash	(7,168)	(1,951)
Cash and cash equivalents and restricted cash - beginning of period	14,274	48,615
Total cash and cash equivalents and restricted cash - end of period	$7,106	$46,664

The composition of total cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	6,356	45,914
Restricted cash included in other assets	750	750
Total cash and cash equivalents and restricted cash	$7,106	$46,664

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2021
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics, Enzo Realty LLC and Enzo Realty II LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The Company has three reportable segments: Clinical Services, Products, and Therapeutics. The consolidated balance sheet as of October 31, 2021, the consolidated statements of operations, comprehensive (loss) income and stockholders’ equity for the three months ended October 31, 2021 and 2020, and the consolidated statements of cash flows for the three months ended October 31, 2021 and 2020 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2021 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2021 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022.

While the rate of transmission of COVID-19 and its variants fluctuates in the US and Europe, it continues to spread in other parts of the world and negatively impact the world economy. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers of our products remaining closed or continuing to severely curtail their operations (voluntarily or in response to government orders), and the continuation of work-from-home or shelter-in-place policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and publicly issued statements from competitors, partners, and vendors.

The extent to which our businesses may continue to be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, the emergence and spread of variants, its treatment with authorized vaccines and vaccines in various stages of development and federal approval, vaccination mandates, work and travel advisories and restrictions, and the timing of their easing, all of which are highly uncertain and cannot be reasonably predicted at this time. Global supply chain issues due to the pandemic continue to hamper both the manufacturing of products within the life science segment as well as testing capabilities in the clinical laboratory.

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

COVID-19

The extent to which the COVID-19 pandemic impacts the Company’s business and consolidated results of operations, financial position and cash flows will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including, but not limited to, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. These factors are beyond the Company’s knowledge and control, and as a result, at this time the Company cannot reasonably estimate the adverse impact the COVID-19 pandemic will have on its businesses but the adverse impact could be material. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of October 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s patient self-pay revenue concessions and credit losses in the Clinical Services segment, accounts receivable, inventories and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods. We believe COVID-19 volume could decline in the quarters ahead as the percentage of Americans who are vaccinated increases. However, the emergence and spread of variants may cause our COVID-19 testing volume to increase again. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist.

Effect of New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in the ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted the amendments in this ASU beginning August 1, 2021. The adoption of the amendments in this ASU did not have a material impact on our consolidated results of operations, financial position or cash flows

Pronouncements Issued but Not Yet Adopted

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

Concentration Risk

Other than the Medicare program, two providers whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 36% and 33% of Clinical Services net revenue for the three months ended October 31, 2021 and 2020 respectively.

Other than the Medicare program, two providers whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent 32% of the Clinical Services net accounts receivable as of October 31, 2021.

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

We maintain a full valuation allowance on all tax assets and, as a consequence, do not provide any tax benefit for the fiscal 2022 period loss or any tax provision for the fiscal 2021 period pre-tax income.

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

Marketable securities

The Company limits its credit risk associated with investments by investing in a mutual fund and an exchange traded fund (ETF) which hold highly rated corporate bonds, asset backed securities, municipal bonds, mortgage obligations and government obligations. These investments are classified as trading securities and are Level 1 fair value investments. As of October 31, 2021, the fair value of these investments was $29,810 and the cost basis was $30,089. We recognized unrealized losses of $196 for the three months ended October 31, 2021.

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for the three months ended October 31, 2021, diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options or unearned performance stock units because to do so would be antidilutive. For the three months ended October 31, 2021, approximately 541,000 of potential common shares (“in the money options”) and unvested performance stock units were excluded from the calculation of diluted (loss) per share. For the three months ended October 31, 2020, approximately 10,000 weighted average stock options and unvested performance stock units were included in the calculation of diluted weighted average shares outstanding.

For the three months ended October 31, 2021 and 2020, the effect of approximately 793,000 and 2,146,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive.

Note 3 – Revenue Recognition

Clinical Services Revenue

Service revenues in the Company’s clinical services business accounted for 74% of the Company’s total revenues for both the three months ended October 31, 2021 and 2020 and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

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

The following table represents clinical services net revenues and percentages by type of customer:

	Three months ended October 31, 2021		Three months ended October 31, 2020
Revenue category
Third-party payer	$11,397	58%	$13,539	64%
Medicare	2,880	14	3,257	15
Patient self-pay	1,945	10	2,559	12
HMO’s	3,519	18	1,868	9
Total	$19,741	100%	$21,223	100%

For three months ended October 31, 2021 and 2020, all of the Company’s clinical services revenues were generated within the United States.

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

Products revenue by geography is as follows:

	Three Months Ended October 31
	2021	2020
United States	$3,864	$3,945
Europe	2,006	2,431
Asia Pacific	908	1,056
Products revenue	$6,778	$7,432

Note 4 - Supplemental disclosure for statement of cash flows

In the three months ended October 31, 2021 and 2020, interest paid by the Company was $56 and $63, respectively.

For the three months ended October 31, 2021 and 2020, the net reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was $11 and $24, respectively. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

For the three months ended October 31, 2021 and 2020, tax on capital paid by the Company was $29 and $22, respectively.

 Note 5 – Inventories

Inventories consist of the following:

	October 31, 2021	July 31, 2021
Raw materials	$1,947	$1,062
Work in process	2,678	2,534
Finished products	9,332	9,056
	$13,957	$12,652

Note 6 – Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Laboratory Services segment and is $7,452 as of October 31, 2021 and July 31, 2021.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2021	$27,775	$(27,531)	$244
Amortization expense	—	(70)	(70)
Foreign currency translation	(96)	93	(3)
October 31, 2021	$27,679	$(27,508)	$171

Intangible assets, all finite-lived, consist of the following:

	October 31, 2021			July 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(11,027)	$—	$11,027	(11,027)	$—
Customer relationships	12,005	(11,834)	171	12,059	(11,815)	244
Website and acquired content	1,023	(1,023)	—	1,025	(1,025)	—
Licensed technology and other	491	(491)	—	494	(494)	—
Trademarks	3,133	(3,133)	—	3,170	(3,170)	—
Total	$27,679	$(27,508)	$171	$27,775	(27,531)	$244

At October 31, 2021, information with respect to acquired intangibles is as follows:	Useful life assigned	Weighted average remaining useful life
Customer relationships	8 -15 years	0.5 years

At October 31, 2021, the weighted average remaining useful life of all intangible assets was approximately six months.

Note 7 – Long term debt

In connection with the purchase of our new facility in November 2018, a wholly-owned subsidiary (the “mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4,500 for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $72 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $51 at October 31, 2021. At October 31, 2021, the balance owed by the subsidiary under the mortgage agreement was $4.1 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $750 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of October 31, 2021.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial covenants. Effective October 19, 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace a financial ratio covenant with a liquidity covenant. The liquidity covenant required that we own and maintain at all times and throughout the remaining term of the loan at least $25,000 of liquid assets, defined as time deposits, money market accounts and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. Effective September 29, 2021, the Company and the mortgagee agreed to further covenant restructuring whereby (a) the liquidity covenant was reduced to 150% (or approximately $6 million at October 31, 2021) of the loan principal from $25 million previously, and (b) the collateral requirement would be increased from $0.75 million to $1.0 million. The Company was in compliance as to the liquidity covenant as of October 31, 2021 and increased the collateral deposit to $1.0 million in November.

In April 2020, our subsidiary in Switzerland received a loan of CHF 0.4 million ($0.4 million, based on the foreign exchange rate as of October 31, 2021) from the Swiss government under the “Corona Krise” emergency loan program in response to the pandemic. This loan is uncollateralized, bears 0% interest, is due in 5 years, and may be repaid at any time. This loan is included in long term debt – net as of October 31, 2021.

Minimum future annual principal payments under these agreements as of October 31, 2021 are as follows:

July 31,	Total
2022	$115
2023	160
2024	167
2025	601
2026	186
Thereafter	3,290
Total principal payments	4,519
Less: current portion, included in other current liabilities and finance leases short term	(154)
Unamortized mortgage cost	(51)
Long term debt - net	$4,314

Note 8 - Leases

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

The Company has lease agreements with (i) right-of-use asset payments and (ii) non-lease components (i.e. payments related to maintenance fees, utilities, etc.), which have generally been combined and accounted for as a single lease component. The Company’s leases have remaining terms of less than 1 year to 7 years, some of which include options to extend the leases for up to 5 years. The Company’s lease terms may include renewal options that are reasonably certain to be exercised and termination options that are reasonably certain not to be exercised. Certain of the Company’s lease agreements include rental payments adjusted periodically for inflation or a market rate which are included in the lease liabilities.

Leases	Balance Sheet Classification	October 31, 2021	July 31, 2021
Assets
Operating	Right-of-use assets	$16,259	$17,020
Finance	Property, plant and equipment, net (a)	229	248
Total lease assets		$16,488	$17,268

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$3,365	$3,419
Finance	Finance leases short term	83	88

Non-current:
Operating	Operating lease liabilities, non-current	13,863	14,558
Finance	Finance leases long term and other liabilities	91	110
Total lease liabilities		$17,402	$18,175

(a)	Accumulated amortization of finance lease assets was approximately $152 and $1,100 as of October 31, 2021 and July 31, 2021, respectively.

For the three months ended October 31, components of lease cost were as follows:

Lease Cost	2021	2020
Operating lease cost	$1,158	$1,479
Finance lease cost:
Amortization of leased assets	19	66
Interest on lease liabilities	3	5
Total lease cost	$1,180	$1,550

The maturity of the Company’s lease liabilities as of October 31, 2021 is as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases	Finance leases	Total
2022	$3,194	$66	$3,260
2023	3,562	88	3,650
2024	3,385	32	3,417
2025	3,158	—	3,158
2026	3,150	—	3,150
Thereafter	3,224	—	3,224
Total lease payments	19,673	186	19,859
Less: Interest (a)	(2,445)	(12)	(2,457)
Present value of lease liabilities	$17,228	$174	$17,402

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the three months ended October 31 were as follows:

Lease term and discount rate	2021	2020
Weighted-average remaining lease term (years):
Operating leases	5.4 years	6.1 years
Finance leases	2.0 years	2.9 years

Weighted-average discount rate:
Operating leases	5.0%	4.9%
Finance leases	6.72%	9.1%

See Note 4 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the three months ended October 31, 2021 and 2020.

Note 9 – Accrued Liabilities

Accrued liabilities consist of:

	October 31, 2021	July 31, 2021
Payroll, benefits, and commissions	$5,188	$5,856
Professional fees	786	628
Legal	2,382	2,554
Deferred revenue	2,099	2,675
Other	3,122	2,588
	$13,577	$14,301

Deferred revenue

In order to increase cash flow to providers of services and suppliers impacted by the pandemic, the Centers for Medicare and Medicaid Services (CMS) expanded its Accelerated and Advance Payment Program to a broader group of Medicare providers. We applied for and received a $2,526 payment advance from this program in April 2020. The recoupment by CMS of our advance payment had been scheduled to begin 120 days after the date of receipt, at which time every claim we submit from that point would be automatically offset to repay the advance payment. Any unrecouped advance balance remaining after 90 days of the recoupment process was to be repaid such that 210 days after receiving the advance it would be entirely repaid. In October 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act amended the repayment terms of the Advance Payment Program. The recoupment period was extended and the automatic recoupment began one year after the date the advance payment was received, which in our case meant recoupment started April 2021. Additionally, during the first 11 months after recoupment begins, the rate will be 25% and repayment will occur through an automatic recoupment of our Medicare payments. At the end of the 11 month period, the recoupment rate will increase. If the total amount of the advance payment is not recovered within 29 months from the date the advance was received, a demand letter for the outstanding balance will be issued. Since the Company has the right to repay the advance at any time, the entire balance is considered current. As of October 31, 2021 and July 31, 2021, the deferred revenue related to the CMS payment advance was $1,271 and $1,847, respectively.

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of October 31, 2021 and July 31, 2021, the Company has established a reserve of $263 and $300, which is included in accrued liabilities for payroll, benefits and commissions, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

Note 10 – Stockholders’ Equity

Controlled Equity Offering

The Company has a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (“Cantor”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”). The Company pays Cantor a commission of 3% of the aggregate gross proceeds received under the Sale Agreement. The Company is not obligated to make any sales of the Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. The initial agreement contemplated the sale of shares of the Company’s common stock having an aggregate offering price of up to $20.0 million.

In December 2014, the Sales Agreement was amended in order for the Company to offer and sell additional shares of Common Stock having an aggregate offering price of $20.0 million.

In September 2017, the Company filed with the SEC a Form S-3 “shelf” registration and sales agreement prospectus covering the offering, issuance and sale of our Common Stock that may be issued and sold under the existing Sales Agreement in an aggregate amount of up to $19.2 million. A total of $150 million of securities could have been sold under this shelf registration, which was declared effective September 15, 2017. The Form S-3 expired in October 2020 but may be refiled at any time at the discretion of the Company. During the three months ended October 31, 2020, the Company did not sell any shares of Common Stock under the Sales Agreement.

Share-based compensation

In January 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) for the issuance of equity awards, including, among others, options, restricted stock, restricted stock units and performance stock units for up to 3,000,000 shares of common stock. In January 2018, the Company’s stockholders approved the amendment and restatement of the 2011 Plan (the “Amended and Restated 2011 Plan”) to increase the number of shares of common stock available for grant under the 2011 Plan by 2,000,000 shares of common stock bringing the total number of shares available for grant to 5,000,000 shares of common stock. On October 7, 2020, the Company’s Board of Directors approved the amendment and restatement of the Amended and Restated 2011 Plan, with an effective date of October 7, 2020 and subject to approval by the Company’s stockholders at the 2020 annual meeting of stockholders of the Company. The amendment and restatement of the Amended and Restated 2011 Plan was for purposes of, among other things, (i) increasing the shares of common stock available for grant under the Amended and Restated 2011 Plan by an additional 4,000,000 shares of common stock bringing the total number of shares available for grant to 9,000,000 shares of common stock and (ii) extending the term of the Amended and Restated 2011 Plan until October 7, 2030. In January 2021, the Company’s stockholders approved the amendment and restatement of the Amended and Restated 2011 Plan.

The exercise price of options granted under the Amended and Restated 2011 Plan, as amended and restated, is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan, as amended and restated, will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan, as amended and restated, will remain in effect until they have been exercised or terminated, or have expired. As of October 31, 2021, there were approximately 5,067,000 shares of common stock available for grant under the Amended and Restated 2011 Plan, as amended and restated.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended October 31,
	2021	2020
Stock options and restricted stock	$150	167
Performance stock units	66	—
	$216	167

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended October 31,
	2021	2020
Selling, general and administrative	$212	154
Cost of revenues	4	13
	$216	167

No excess tax benefits were recognized during the three month periods ended October 31, 2021 and 2020.

Stock Option Plans

The following table summarizes stock option activity during the three month period ended October 31, 2021:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2021	2,504,563		$3.74
Awarded	2,000		$3.64
Exercised	—				$
Cancelled or expired	(3,000)		$2.14
Outstanding at end of period	2,503,563		$3.74	2.15 years		$1,550
Exercisable at end of period	1,610,326	$		1.2 years	$

As of October 31, 2021, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $606 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately twelve months.

The intrinsic value of in the money stock option awards at the end of the period represents the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of outstanding options.

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

During the fiscal years ended 2020 and 2019, the Company awarded PSUs to its executive officers. These awards provide for the grant of shares of our common stock at the end of a three–year period based on the achievement of average revenue growth and adjusted EBITDA growth over that period. For the three months ended October 31, 2021, the Company accrued PSU compensation expense of $66. For the three months ended October 31, 2020, the Company did not accrue any compensation expense for these PSUs as the achievement of the growth goals was deemed not probable at that time. As of October 31, 2021, two former officers forfeited a total of 14,500 PSUs awarded in fiscal 2019.

The following table summarizes PSU’s granted and outstanding as of October 31, 2021:

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended October 31, 2021	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$19,741	$6,778	—	—	$26,519

Operating costs and expenses:
Cost of revenues	11,203	4,070	—	—	15,273
Research and development	7	732	5	—	744
Selling, general and administrative	6,001	3,095	—	1,956	11,052
Legal fee expense	57	13	—	1,212	1,282
Total operating costs and expenses	17,268	7,910	5	3,168	28,351

Operating income (loss)	2,473	(1,132)	(5)	(3,168)	(1,832)

Other income (expense):
Interest, net	(2)	9	—	32	39
Other	49	2	—	(196)	(145)
Foreign exchange loss	—	(381)	—	—	(381)
Net income (loss)	$2,520	$(1,502)	$(5)	$(3,332)	$(2,319)

Depreciation and amortization included above	$418	212	—	71	701

Share-based compensation included in above:
Selling, general and administrative	20	19	—	173	212
Cost of revenues	4	—	—	—	4
Total	$24	19	—	173	216

Capital expenditures	$310	486	—	237	1,033

Three months ended October 31, 2020	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$21,223	$7,432	—	—	$28,655

Operating costs and expenses:
Cost of revenues	12,995	3,763	—	—	16,758
Research and development	121	592	$33	—	746
Selling, general and administrative	6,098	2,445	17	$1,454	10,014
Legal and related expenses	25	5	—	610	640
Total operating costs and expenses	19,239	6,805	50	2,064	28,158

Operating income (loss)	1,984	627	(50)	(2,064)	497

Other income (expense):
Interest, net	(6)	10	—	(55)	(51)
Other	15	2	—	—	17
Foreign exchange loss	—	(164)	—	—	(164)
Net income (loss)	$1,993	$475	$(50)	$(2,119)	$299

Depreciation and amortization included above	$409	$185	$—	$66	$660

Share-based compensation included in above:
Selling, general and administrative	9	16	—	129	154
Cost of revenues	13	—	—	—	13
Total	$22	$16	$—	$129	$167

Capital expenditures	$540	$44	$—	$33	$617

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

On February 5, 2020, Harbert Discovery Fund, LP and Harbert Discovery Co-Investment Fund I, LP (“HDF”) brought an action in the United States District Court for the Southern District of New York against the Company and five of its present or former Directors, Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce A. Hanna, Dov Perlysky and Rebecca Fischer. On March 26, 2020, HDF filed an amended complaint against the same defendants. Count I asserted the Company violated Section 14(a) of the Securities and Exchange Act of 1934 and Rule 14a-9 thereunder by disseminating proxy materials that made two purportedly false statements: (a) a “January 28, 2020 Enzo press release that [purportedly] falsely stated that the Annual Meeting would be ‘delayed’ by action of the Board to February 25, 2020 when, in fact, the Annual Meeting would convene as planned on January 31, 2020”, and (b) a “January 31 Enzo Proxy that [purportedly] falsely stated that the Proposed By-Law Amendment [to Article II, Section 9] would be approved if it received…a majority of the votes….rather than the required Supermajority Vote as provided for in the Charter. “Count II asserted a claim against the individual defendants under Section 20(a) of the Exchange Act premised on Enzo’s purported violation of Section 14(a) and Rule 14a-9. Count III asserted the individual defendants breached their fiduciary duty, based on the same conduct and by seeking to entrench themselves. Finally, Count IV purported to assert a derivative claim for a declaration that any amendment to Article II, Section 2 requires the approval of 80% of Enzo’s shareholders. On July 16, 2020, the day before the defendants’ motion to dismiss was due, HDF asked the Court to dismiss their claims without prejudice. Defendants asked HDF to dismiss the claims with prejudice, but they refused. On July 17, 2020, the Court dismissed the claims without prejudice.

On November 27, 2020, the Company brought an action in the United States District Court for the Southern District of New York against Harbert Discovery Fund, LP, Harbert Discovery Co-Investment Fund I, LP, Harbert Fund Advisors, Inc., Harbert Management Corp. and Kenan Lucas (together, “Harbert”). The Company alleges Harbert made false and misleading representations, or omitted to state material facts necessary to make their statements not misleading, in proxy materials they disseminated seeking the election to the Company’s Board of Directors at its 2019 Annual Meeting of two candidates they nominated, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder. The Company seeks damages and injunctive relief. On February 15, 2021, Harbert filed a motion to dismiss. On March 8, 2021, the Company filed its opposition to that motion. On March 18, 2021 Harbert filed their reply in further support of the motion. On September 28, 2021, the Court denied the motion with respect to the Company’s misrepresentation claims and granted it with respect to its omissions claim. The Company intends to vigorously pursue its misrepresentation claim. On October 12, 2021, HDF filed six counterclaims against the Company and present and former directors Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce A. Hanna, Dov Perlysky, Rebeca Fischer, Dr. Mary Tagliaferri and Dr. Ian B. Walters. HDF claims the Company made false and misleading representations in proxy materials it disseminated in connection with its 2019 Annual Meeting, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder, and that the Company’s directors at that time are liable under Section 20(a) of the Exchange Act for the Company’s purported misstatements. HDF also claims that current and former Company directors breached their fiduciary duties by taking four corporate actions: (a) adjourning the 2019 meeting for 25 days; (b) purportedly causing the two Harbert candidates for director, who were elected at the 2019 Meeting, to resign in November 2020; (c) authorizing the November 27, 2020 Lawsuit; and (d) not accepting Dr. Rabbani’s resignation as a director in March 2021. On November 10, 2021, the Company and the other counterclaim defendants moved to dismiss the counterclaims. On November 22, 2021, HDF filed its opposition to that motion. On November 26, 2021, the Company and the other counterclaim defendants filed their reply brief in further support of their motion to dismiss. On December 9, 2021, the Court granted the motion to dismiss except with respect to the counterclaim that Enzo violated the securities law by announcing on January 20, 2020 that it had decided to “delay” the 2019 annual meeting when it intended to convene and adjourn the meeting (the “Delay Statement”), and the counterclaims that the then directors are liable for that purported misrepresentation under the securities law or as a breach of fiduciary duty. The Company intends to vigorously defend against these counterclaims. The Court has scheduled a conference for December 15, 2021 to set a discovery schedule.

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

Note 13 - Subsequent Events

Effective November 8, 2021, Enzo appointed Hamid Erfanian as Chief Executive Officer. Mr. Erfanian brings over 28 years of experience as a healthcare executive specializing in the diagnostic, medical devices, and life sciences industry. On November 8, 2021, Enzo granted equity awards to Hamid Erfanian. Consistent with the disclosures contained in the Company’s Form 8-K filed with the U.S. Securities and Exchange Commission on October 18, 2021, the Company agreed to grant these equity awards to induce Mr. Erfanian to commence employment as its chief executive officer. These equity awards were made in reliance on the employment inducement exemption under the New York Stock Exchange’s Listed Company Manual Rule 303A.08, which requires that the Compensation Committee of the Board of Directors approve the inducement awards, which approval was obtained on October 29, 2021, and that the Company make a public announcement of the grant of the inducement awards. The approved equity awards are restricted stock units (RSUs) for 260,000 shares of the common stock of the Company and options to purchase 700,000 shares of common stock of the Company. The RSUs and options are scheduled to vest over three years, with one-third of the units vesting on each of the first three anniversaries of the grant date, subject to certain requirements, including Mr. Erfanian’s continued service as an employee of the Company through the applicable vesting dates. The exercise price of the options is $3.39, the closing price of the Company’s common stock on November 8, 2021, the grant date. The equity awards were granted outside of the Company’s Amended and Restated 2011 Incentive Plan but generally have terms and conditions consistent with those set forth in that plan. The Company filed a Form S-8 covering these equity awards.

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

In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign currency rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, impacts of the COVID-19 pandemic and measures we have taken in response, and financial results. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the July 31, 2021 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results.

You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Impact of COVID-19 pandemic

COVID-19 has severely impacted the economy of the United States and other countries around the world. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 and its variants have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers of our products closing or severely curtailing their operations (voluntarily or in response to government orders), and the adoption of work-from-home or shelter-in-place policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and publicly issued statements from competitors, partners, and vendors.

Enzo was granted FDA Emergency Use Authorizations (EUAs) and EUA extensions for our molecular diagnostic and serological testing for COVID-19 and related antibody testing options, for our sample collection kit, an innovative virus-inactivating specimen collection media that lessens transmission risks for healthcare providers and clinical laboratory personnel, for our use of pooled samples, and for our rapid extraction method. Other innovations include the development of more relevant positive controls for the tests, and improved sensitivity. During the fiscal year ended July 31, 2021, we experienced growing demand for COVID-19 testing and we made significant investments to expand our capacity throughout the period in order to satisfy the demand, which substantially increased our testing volumes.

The extent to which our businesses may continue to be affected by the COVID-19 pandemic will largely depend on both current and future developments, including its duration, spread and emergence of variants, its treatment with approved and authorized vaccines, mask and vaccine mandates, work and travel advisories and restrictions, and the timing of their easing, all of which are highly uncertain and cannot be reasonably predicted at this time. We believe COVID-19 volume may decline in the quarters ahead as the percentage of Americans who are vaccinated increases, although the emergence and spread of variants may cause our COVID-19 testing volume to increase again. Global supply chain issues due to the pandemic continue to hamper both the manufacturing of products within the life science segment as well as testing capabilities in the clinical laboratory.

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

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprised of approximately 472 issued patents worldwide and over 64 pending patent applications, along with extensive enabling technologies and platforms.

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

Enzo Products manufactures, develops and markets products and tools for clinical research, drug development and bioscience research customers worldwide. Underpinned by broad technological capabilities, Enzo Life Sciences has developed proprietary products used in the identification of genomic information by laboratories around the world. Information regarding our technologies can be found in the “Core Technologies” section of our most recently filed Form 10-K. We are internationally recognized and acknowledged as a leader in the development, manufacturing validation and commercialization of numerous products serving not only the clinical research market, but also the life sciences markets in the fields of cellular analysis and drug discovery, among others. Our operations are supported by global operations allowing for the efficient marketing and delivery of our products around the world.

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. Enzo Therapeutics has focused its efforts on developing treatment regimens for diseases and conditions for which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as numerous patents and patent applications.

Results of Operations

Three months ended October 31, 2021 compared to October 31, 2020
(in 000s)

Comparative Financial Data for the Three Months Ended October 31,

	2021	2020	Favorable (Unfavorable)	% Change

Revenues	$26,519	$28,655	$(2,136)	(7)

Operating costs and expenses:
Cost of revenues	15,273	16,758	1,485	9
Research and development	744	746	2	**
Selling, general and administrative	11,052	10,014	(1,038)	(10)
Legal and related expenses	1,282	640	(642)	(100)
Total operating costs and expenses	28,351	28,158	(193)	(1)

Operating (loss) income	(1,832)	497	(2,329)	**

Other income (expense):
Interest	39	(51)	90	**
Other	(145)	17	(162)	**
Foreign currency loss	(381)	(164)	(217)	(132)
(Loss) income before income taxes	$(2,319)	$299	$(2,618)	**

**	not meaningful

Consolidated Results:

The “2022 period” and the “2021 period” refer to the three months ended October 31, 2021 of fiscal year 2022 and October 31, 2020 of the fiscal year 2021, respectively.

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

At this time, the long term significance of the positive impact from COVID-19 testing and the Company’s proprietary product offerings on revenue, profitability and cash flow is still uncertain. We experienced a sequential quarter increase in Clinical laboratory services revenues of $3.0 million in the 2022 period compared to the fourth quarter of the fiscal year ended July 31, 2021 based on increased COVID-19 testing for school and workplace reopenings, as academic institutions went back into session as well as increased testing related to entertainment and travel.

It continues to be challenging to forecast the impact of COVID-19 on our operations in the quarters ahead as the percentage of Americans who are vaccinated increases, which impact may be offset by the emergence and spread of variants, some of which may render vaccines less effective. That is, it is difficult to forecast the effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on our personnel, supplies, liquidity, collections, and the impact of past or future actions or omissions by the Company or governments in response to the COVID-19 pandemic including, but not limited to, emerging government vaccine and testing mandates, and the availability, accuracy and timeliness of delivery of any tests that the Company develops, collaborates on or provides for the detection of COVID-19.

Clinical services revenues for the 2022 period were $19.7 million compared to $21.2 million in the 2021 period, a decrease of $1.5 million or 7%. Revenues from COVID-19 testing represented 47% and 38% of Clinical revenues in the 2022 and 2021 periods, respectively. Diagnostic testing volume measured by the total number of accessions for all our testing services decreased approximately 6% period over period, resulting in the 2022 period’s revenue decrease.

Estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. In 2014, Congress passed the U.S. Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Beginning in 2018, Medicare payments for clinical laboratory services are paid based upon the volume-weighted median of private payer rates as reported by certain clinical laboratories across the US, replacing the previous system which was based upon fee schedules derived from historical charges for clinical laboratory tests. We estimate that the effect of PAMA directly negatively impacted reimbursements from Medicare and Medicaid in the 2022 and 2021 periods by $0.3 million and $0.4 million, respectively.

Product revenues were $6.8 million in the 2022 period and $7.4 million in the 2021 period, a decrease of $0.6 million or 9%. During the 2022 period, we completed the winding down and closure of our manufacturing and distribution center in Ann Arbor, MI and moved the operations to our Farmingdale, NY campus. As a result of the winding down, we experienced some disruption in the manufacture and distribution of our products during the period, and experienced delays in product availability and fulfillment. This primarily impacted our customers in Europe and to a lesser extent the Asia Pacific region. Revenues in the United States were unchanged.

The cost of Clinical Services was $11.2 million in the 2022 period and $13.0 million in the 2021 period, a decrease of $1.8 million or 14%. During the 2022 period, we greatly reduced our outside reference testing costs for COVID-19 by utilizing our internal manufacturing capabilities, thereby reducing some of our reliance on testing and reagents sourced from third parties, as compared to the 2021 period. Additionally, the decline in non-COVID-19 test accessions resulted in lower reagent costs. The gross profit margin on Clinical Services revenues in the 2022 period was approximately 43% versus 39% in the 2021 period, due to the high margin on greater COVID-19 testing, liquidation rate improvements and the reduction in outside reference testing costs.

The cost of Product revenues was $4.1 million in the 2022 period and $3.8 million in the 2021 period, an increase of $0.3 million or 8%. The gross profit margin on Products was 40% in the 2022 period and 49% in the 2021 period. During the 2022 period, we completed the winding down and closure of our manufacturing and distribution center in Ann Arbor, MI and moved the operations to our Farmingdale, NY campus. As a result there was a temporary increase and overlap in manufacturing headcount and overhead costs during the transition period.

Research and development expenses were $0.7 million in both the 2022 and 2021 periods, incurred primarily in the Life Sciences Products segment. Research activities include lab developed tests (LDTs) for women’s health panels and the detection of COVID-19.

Selling, general and administrative expenses were $11.0 million during the 2022 period versus $10.0 million during the 2021 period, an increase of $1.0 million or 10%. The Life Sciences Products expense increased $0.6 million during the 2022 period, of which $0.4 million was due to employee severance expenses associated with the completion of the winding down and closure of our manufacturing and distribution center in Ann Arbor, MI and the cost of moving its operations to our Farmingdale, NY campus. The segment also experienced an increase in marketing expenses such as website ads, promotions and campaigns, trade shows, and an increase in sales & marketing headcount. The Other segment expense increased $0.5 million during the 2022 period primarily due to higher self-insured healthcare benefit costs and higher consulting and professional fees. The Clinical Services expense decreased $0.1 million primarily due to cost savings initiatives and lower sales commissions.

Legal and related expenses were $1.2 million on a net basis during the 2022 period compared to $0.6 million in the 2021 period, an increase of $0.6 million or 100%. During the 2022 period, we incurred higher legal activities associated with strategic initiatives and other corporate matters and recognized a credit of $1.0 million associated with a fee settlement and release agreement with a former legal services provider.

Interest income, net was less than $0.1 million in the 2022 period versus interest expense, net of $0.1 million in the 2021 period, a favorable variance of $0.1 million. During the 2022 period, we earned interest on marketable securities in bond funds, net of interest expense primarily on a mortgage. During the 2021 period, we were not invested in interest earning marketable securities, earned insignificant interest on cash and cash equivalents, and incurred interest expense on the mortgage.

Other (expense) income in the 2022 and 2021 period was ($0.1) million and less than $0.1 million respectively, an unfavorable variance of approximately $0.1 million. During the 2022 period, the primary component of the expense was unrealized losses of $0.2 million on our marketable securities.

The foreign currency revaluation loss recognized by the Life Sciences Products segment during the 2022 period was $0.4 million compared to $0.2 million in the 2021 period, an unfavorable variance of $0.2 million. The 2022 period revaluation loss was due to depreciation of the British pound and Swiss franc versus the U.S. dollar as of the end of the period compared to its start. The revaluation loss in the 2021 period was smaller due to less significant depreciation of the British pound and Swiss franc versus the U.S. dollar as of the end of that period compared to its start.

Liquidity and Capital Resources

At October 31, 2021, the Company had cash and cash equivalents and marketable securities totaling $36.2 million of which $0.6 million was in foreign accounts, as compared to cash and cash equivalents of $43.5 million, of which $0.9 million was in foreign accounts at July 31, 2021. It is the Company’s current intent to permanently reinvest these foreign funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations.

The Company had working capital of $42.8 million at October 31, 2021, compared to $44.5 million at July 31, 2021, a decrease of $1.7 million. The decrease in working capital was due to the use of cash and cash equivalents to fund operations and capital expenditures.

Net cash used in operating activities during the 2022 period was approximately $6.0 million, compared to $1.2 million during the 2021 period, an unfavorable variance of $4.8 million. The net cash used in the 2022 period was due to the net loss of $2.3 million, a net increase of $2.2 million in operating assets, (primarily accounts receivable and inventories), and a net decrease of $3.1 million in operating liabilities, (primarily accounts payable and accrued expenses). These uses were partially offset by net non-cash adjustments of $1.6 million. The net cash used in the 2021 period was due to the net income of $0.3 million and net non-cash expenses of approximately $1.2 million which were offset by a net increase of $2.7 million in operating assets and liabilities including, but not limited to, accounts receivable and inventories

Net cash used in investing activities during the 2022 period was approximately $1.1 million as compared to $0.6 million in the 2021 period, an increase of $0.4 million and in both periods primarily represented capital expenditures to support and grow our existing operations, including investments in laboratory equipment, information technology, and the buildout of our Farmingdale campus.

Cash used in financing activities in both the 2022 and 2021 periods was $0.1 million for payments related to a mortgage and finance leases.

As of October 31, 2021 we had a mortgage principal balance of $4.1 million entered into for the purchase of a building facility, which bears a fixed interest rate of 5.09% per annum. It requires monthly mortgage payments of $30. Our obligations under the mortgage agreement are secured by the facility and by a $750 cash collateral deposit with the mortgagee as additional security, which is included in other assets as of October 31, 2021. Effective October 19, 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace a financial ratio covenant with a liquidity covenant. The liquidity covenant required that we own and maintain at all times, and throughout the remaining term of the loan, at least $25 million of liquid assets, defined as time deposits, money market accounts and commercial paper, and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. As of July 31, 2021, the Company was in compliance with the financial and liquidity covenants in effect at that time related to this mortgage.

Effective September 29, 2021, the Company and the mortgagee agreed to further covenant restructuring whereby (a) the liquidity covenant was reduced to 150% of the loan principal (or approximately $6 million at October 31, 2021) from $25 million previously, and (b) the collateral requirement would be increased from $0.75 million to $1.0 million. The Company was in compliance as to the liquidity covenant as of October 31, 2021 and increased the collateral deposit to $1.0 million in November.

Contractual Obligations

There have been no material changes to our Contractual Obligations as reported in our Form 10-K for the fiscal year ended July 31, 2021. Management is not aware of any material claims, disputes or settled matters concerning third party reimbursement that would have a material effect on our financial statements, except as disclosed in Note 12 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company does not have any “off-balance sheet arrangements” as such term is defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies

General and estimates

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

During both the three months ended October 31, 2021 and 2020, the contractual adjustment percentages, determined using current and historical reimbursement statistics, was 83.7% of gross billings. In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical services revenues of approximately $1.2 million and $1.3 million for the three months periods ended October 31, 2021 and 2020 respectively, and a change in the net accounts receivable of approximately $0.6 million as of October 31, 2021.

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

The following is a table of the Company’s net accounts receivable by services and by products. Net receivables for Clinical Services are detailed by billing category and as a percent to its total net receivables. At October 31, 2021 and July 31, 2021, approximately 70% and 56% respectively of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities.

The accounts receivable balance for Life Science products includes foreign receivables of $1.0 million or 29% and $1.4 million or 33% of its total receivables as of October 31, 2021 and July 31, 2021, respectively.

Net accounts receivable

Billing category	As of October 31, 2021		As of July 31, 2021
Clinical Services
Third party payers	$3,734	47%	$2,195	36%
Patient self-pay	2,053	26	2,007	33
Medicare	1,039	13	1,122	19
HMO’s	1,096	14	692	12
Total Clinical Services	7,922	100%	6,016	100%
Total Life Sciences	3,410		4,182
Total accounts receivable - net	$11,332		$10,198

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

The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate patient information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. As of October 31, 2021, approximately 32% of Clinical Labs receivables are from two providers whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories.

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

Goodwill, Intangible and long lived assets

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

The Company reviews the recoverability of the carrying value of long-lived assets (including finite lived intangible assets) of an asset or asset group for impairment annually as of the end of the fiscal year, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of an asset or asset group. The net book value of the long lived asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates resulting from acquisitions with foreign locations (See Item 1A. Risk Factors section of the Form 10-K for the fiscal year ended July 31, 2021) that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at October 31, 2021, our assets and liabilities would decrease by $0.4 million and $0.1 million, respectively, and our net revenues and net income (loss) would decrease by $0.8 million and $0.3 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.8 million on an annual basis.

Interest Rate Risk

As of October 31, 2021, we have fixed interest rate financing on a building mortgage and equipment finance leases.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K, as amended for the fiscal year ended July 31, 2021 filed with the Securities and Exchange Commission, other than as noted in Note 12 to the Consolidated Financial Statements as of October 31, 2021.

Item 1A. Risk Factors

There has been no material changes from the risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Item 6. Exhibits

Exhibit No.	Exhibit

10.1	Executive Employment Agreement between the Company and Hamid Erfanian, dated October 14, 2021.

31.1	Certification of Hamid Erfanian pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Bench pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Hamid Erfanian pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of David Bench pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	Inline XBRL Instance Document.

101. SCH*	Inline XBRL Taxonomy Extension Schema Document.

101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZO BIOCHEM, INC.
(Registrant)

Date: December 15, 2021	by:	/s/ David Bench
Chief Financial Officer and Principal Accounting Officer