Form 10-Q
period 2022-01-31
ENZO BIOCHEM INC
filed 2022-03-14
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

or

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

Yes ☐ No ☒

As of March 11, 2022, the Registrant had 48,709,154 shares of common stock outstanding

ENZO BIOCHEM, INC.

FORM 10-Q

January 31, 2022

i

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	January 31, 2022 (unaudited)	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,159	$13,524
Marketable securities	29,480	29,978
Accounts receivable, net	15,316	10,198
Inventories	13,851	12,652
Prepaid expenses	3,904	4,230
Total current assets	66,710	70,582

Property, plant, and equipment, net	17,527	16,585
Right-of-use assets	15,407	17,020
Goodwill	7,452	7,452
Intangible assets, net	100	244
Other, including restricted cash of $1,000 at January 31, 2022 and $750 at July 31, 2021	1,626	1,808
Total assets	$108,822	$113,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	6,860	8,123
Accrued liabilities	15,865	14,301
Current portion of operating lease liabilities	3,187	3,419
Other current liabilities and finance leases short term	236	233
Total current liabilities	26,148	26,076

Finance leases long term and other liabilities	79	115
Operating lease liabilities, non-current	13,199	14,558
Long term debt – net	4,270	4,356
Total liabilities	$43,696	$45,105

Commitments and contingencies – see Note 12

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 48,471,771 at January 31, 2022 and July 31, 2021	485	485
Additional paid-in capital	338,021	337,126
Accumulated deficit	(275,351)	(270,377)
Accumulated other comprehensive income	1,971	1,352
Total stockholders’ equity	65,126	68,586

Total liabilities and stockholders’ equity	$108,822	$113,691

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Revenues	$34,046	$31,466	$60,565	$60,121

Operating costs and expenses:
Cost of revenues	17,838	15,645	33,111	32,403
Research and development	820	806	1,564	1,552
Selling, general and administrative	14,466	11,013	25,518	21,027
Legal and related expense, net	2,845	2,292	4,127	2,932
Total operating costs and expenses	35,969	29,756	64,320	57,914

Operating (loss) income	(1,923)	1,710	(3,755)	2,207

Other income (expense):
Interest, net	68	(49)	107	(100)
Other	(350)	16	(495)	33
Foreign exchange (loss) gain	(450)	625	(831)	461
Total other (expense) income	(732)	592	(1,219)	394

(Loss) income before income taxes	(2,655)	2,302	(4,974)	2,601
Income taxes	—	—	—	—
Net (loss) income	$(2,655)	$2,302	$(4,974)	$2,601

Net (loss) income per common share:
Basic	$(0.05)	$0.05	$(0.10)	$0.05
Diluted	$(0.05)	$0.05	$(0.10)	$0.05

Weighted average common shares outstanding:
Basic	48,472	48,006	48,472	47,951
Diluted	48,472	48,053	48,472	47,973

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
Net (loss) income	$(2,655)	$2,302	$(4,974)	$2,601
Other comprehensive (loss) income:
Foreign currency translation adjustments	342	(582)	619	(411)
Comprehensive (loss) income	$(2,313)	$1,720	$(4,355)	$2,190

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended January 31, 2022 and 2021
(unaudited)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at October 31, 2021	48,471,771	$485	$337,342	$(272,696)	$1,629	$66,760
Net loss for the period ended January 31, 2022	—	—	—	(2,655)	—	(2,655)
Share-based compensation charges	—	—	679	—	—	679
Foreign currency translation adjustments	—	—	—	—	342	342
Balance at January 31, 2022	48,471,771	$485	$338,021	$(275,351)	$1,971	$65,126

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at October 31, 2020	47,895,050	$479	$334,640	$(277,953)	$1,852	$59,018
Net income for the period ended January 31, 2021	—	—	—	2,302	—	2,302
Share-based compensation charges	—	—	176	—	—	176
Issuance of common stock for bonus payments	332,700	3	872	—	—	875
Foreign currency translation adjustments	—	—	—	—	(582)	(582)
Balance at January 31, 2021	48,227,750	$482	$335,688	$(275,651)	$1,270	$61,789

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended January 31, 2022 and 2021
(unaudited)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2021	48,471,771	$485	$337,126	$(270,377)	$1,352	$68,586
Net loss for the period ended January 31, 2022	—	—	—	(4,974)	—	(4,974)
Share-based compensation charges	—	—	895	—	—	895
Foreign currency translation adjustments	—	—	—	—	619	619
Balance at January 31, 2022	48,471,771	$485	$338,021	$(275,351)	$1,971	$65,126

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2020	47,895,050	$479	$334,473	$(278,252)	$1,681	$58,381
Net income for the period ended January 31, 2021	—	—	—	2,601	—	2,601
Share-based compensation charges	—	—	343	—	—	343
Issuance of common stock for bonus payments	332,700	3	872	—	—	875
Foreign currency translation adjustments	—	—	—	—	(411)	(411)
Balance at January 31, 2021	48,227,750	$482	$335,688	$(275,651)	$1,270	$61,789

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(4,974)	$2,601
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	1,253	1,144
Amortization of intangible assets	153	151
Share-based compensation charges	895	343
Share-based 401(k) employer match expense	358	423
Foreign exchange loss (gain)	773	(504)
Unrealized loss on marketable securities	553	—

Changes in operating assets and liabilities:
Accounts receivable	(5,127)	(2,892)
Inventories	(1,211)	(1,392)
Prepaid expenses and other assets	743	(62)
Accounts payable – trade	(1,272)	(4,062)
Accrued liabilities, other current liabilities and other liabilities	1,183	2,222
Total adjustments	(1,699)	(4,629)

Net cash used in operating activities	(6,673)	(2,028)

Cash flows from investing activities:
Purchases of marketable securities	(55)	—
Capital expenditures	(2,247)	(1,123)
Net cash used in investing activities	(2,302)	(1,123)

Cash flows from financing activities:
Repayments under mortgage agreement and finance leases	(114)	(207)
Net cash used in financing activities	(114)	(207)

Effect of exchange rate changes on cash and cash equivalents	(26)	29

Decrease in cash and cash equivalents and restricted cash	(9,115)	(3,329)
Cash and cash equivalents and restricted cash - beginning of period	14,274	48,615
Total cash and cash equivalents and restricted cash - end of period	$5,159	$45,286

The composition of total cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	4,159	44,536
Restricted cash included in other assets	1,000	750
Total cash and cash equivalents and restricted cash	$5,159	$45,286

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2022
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics, Enzo Realty LLC and Enzo Realty II LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The Company has three reportable segments: Clinical Services, Products, and Therapeutics. The consolidated balance sheet as of January 31, 2022, the consolidated statements of operations, comprehensive (loss) income and stockholders’ equity for the three and six months ended January 31, 2022 and 2021, and the consolidated statements of cash flows for the six months ended January 31, 2022 and 2021 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2021 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2021 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022.

While the rate of transmission of COVID-19 and its variants is on the decline in the US and the economy has begun to open, it continues to spread in other parts of the world and negatively impacts the world economy. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers of our products remaining closed or continuing to severely curtail their operations (voluntarily or in response to government orders), and the continuation of work-from-home or shelter-in-place policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and publicly issued statements from competitors, partners, and vendors.

While the Company anticipates that COVID-19 will continue to impact its business in the second half of fiscal 2022 and potentially beyond, the Company expects that increases in vaccination rates and booster shots, the development of new therapeutics and greater availability of rapid COVID-19 tests should result in a continued, significant decline in demand for COVID-19 Testing, in the Company’s region. As a result, COVID-19 Testing demand in fiscal year 2022 is not anticipated to match 2021 levels. Global supply chain issues due to the pandemic continue to hamper both the manufacturing of products within the life science segment as well as testing capabilities in the clinical laboratory.

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

COVID-19

The extent to which the COVID-19 pandemic impacts the Company’s business and consolidated results of operations, financial position and cash flows will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including, but not limited to, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. These factors are beyond the Company’s knowledge and control, and as a result, at this time the Company cannot reasonably estimate the impact the COVID-19 pandemic will have on its businesses but the impact could be material. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of January 31, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s patient self-pay revenue concessions and credit losses in the Clinical Services segment, accounts receivable, inventories and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods. We believe COVID-19 volume could decline in the quarters ahead as the percentage of Americans who are vaccinated increases. However, the emergence and spread of variants may cause our COVID-19 testing volume to increase again. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist.

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

Concentration Risk

Other than the Medicare program, two providers whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMOs”) categories represent approximately 36% and 35% of Clinical Services net revenue for the three months ended January 31, 2022 and 2021 respectively, and 35% and 34% of Clinical Services net revenue for the six months ended January 31, 2022 and 2021 respectively.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMOs”) categories represents 27% of the Clinical Services net accounts receivable as of January 31, 2022.

For the three and six months ended January 31, 2022, the Life Sciences segment’s revenue includes $2,800 from one customer, representing 27% and 16% of its revenues for the three and six month periods, respectively. The net receivable from this customer represents approximately 32% of the segment’s total accounts receivable as of January 31, 2022.

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

Marketable securities

The Company limits its credit risk associated with investments by investing in a mutual fund and an exchange traded fund (ETF) which hold highly rated corporate bonds, asset backed securities, municipal bonds, mortgage obligations and government obligations. These investments are classified as trading securities and are Level 1 fair value investments. As of January 31, 2022, the fair value of these investments was $29,480 and the cost basis was $30,116. We recognized unrealized losses of $357 and $553 for the three and six months ended January 31, 2022.

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for the three and six months ended January 31, 2022, diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options or unearned performance stock units because to do so would be antidilutive. For the three and six months ended January 31, 2022, approximately 499,000 and 527,000 respectively, of potential common shares (“in the money options”) and unvested performance stock units were excluded from the calculation of diluted (loss) per share. For the three and six months ended January 31, 2021, approximately 47,000 and 23,000 weighted average stock options and unvested performance stock units were included in the calculation of diluted weighted average shares outstanding.

For the three and six months ended January 31, 2022, the effect of approximately 1,091,000 and 942,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. For the three and six months ended January 31, 2021, the effect of approximately 2,264,000 and 2,122,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive.

Note 3 – Revenue Recognition

Clinical Services Revenue

Service revenues in the Company’s clinical services business accounted for 70% and 72% of the Company’s total revenues for the three and six months ended January 31, 2022 respectively, and 76% and 75% of the Company’s total revenues for the three and six months ended January 31, 2021, respectively and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

The following are descriptions of our laboratory services business portfolios:

Third party payers and Health Maintenance Organizations (HMOs)

Reimbursements from third party payers, primarily healthcare insurers and HMOs are based on negotiated fee-for-service schedules and on capitated payment rates. Revenues consist of amounts billed net of contractual allowances for differences between amounts billed and the estimated consideration the Company expects to receive from such payers, which considers historical collection and denial experience and the terms of the Company’s contractual arrangements. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement.

Collection of the consideration the Company expects to receive is normally a function of providing complete and correct billing information to these third-party payers within the various filing deadlines, and typically occurs within 30 to 90 days of billing. Provided the Company has billed healthcare insurers accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk. If there has been a delay in billing, the Company determines if the amounts in question will likely go past the filing deadline, and if so, will reserve accordingly for the billing.

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

The following table represents clinical services net revenues and percentages by type of customer:

	Three months ended January 31, 2022		Three months ended January 31, 2021
Revenue category
Third-party payer	$14,256	60%	$15,023	63%
Medicare	2,784	12	3,910	16
Patient self-pay	2,605	11	1,997	8
HMOs	4,029	17	3,058	13
Total	$23,674	100%	$23,988	100%

	Six months ended January 31, 2022		Six months ended January 31, 2021
Revenue category
Third-party payer	$26,145	60%	$27,503	61%
Medicare	5,514	13	7,313	16
Patient self-pay	4,550	10	4,556	10
HMOs	7,206	17	5,839	13
Total	$43,415	100%	$45,211	100%

For the three and six months ended January 31, 2022 and 2021, all of the Company’s clinical services revenues were generated within the United States.

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

Products revenue by geography is as follows:

	Three Months Ended January 31		Six Months Ended January 31
	2022	2021	2022	2021
United States	$6,754	$3,524	$10,617	$7,469
Europe	2,401	2,635	4,407	5,066
Asia Pacific	1,217	1,319	2,126	2,375
Products revenue	$10,372	$7,478	$17,150	$14,910

Note 4 - Supplemental disclosure for statement of cash flows

During the six months ended January 31, 2022 and 2021, interest paid by the Company was $112 and $123, respectively.

For the six months ended January 31, 2022 and 2021, the net reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was $20 and $48, respectively. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

For the six months ended January 31, 2022 and 2021, tax on capital paid by the Company was $116 and $120, respectively.

In January 2021, the Company issued 332,700 restricted shares of common stock to two senior executives in settlement of their accrued bonuses totaling $875.

Note 5 – Inventories

Inventories consist of the following:

	January 31, 2022	July 31, 2021
Raw materials	$1,349	$1,062
Work in process	2,802	2,534
Finished products	9,700	9,056
	$13,851	$12,652

Note 6 – Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Laboratory Services segment and is $7,452 as of January 31, 2022 and July 31, 2021.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2021	$27,775	$(27,531)	$244
Amortization expense	—	(140)	(140)
Foreign currency translation	(216)	212	(4)
January 31, 2022	$27,559	$(27,459)	$100

Intangible assets, all finite-lived, consist of the following:

	January 31, 2022			July 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(11,027)	$—	$11,027	(11,027)	$—
Customer relationships	11,940	(11,840)	100	12,059	(11,815)	244
Website and acquired content	1,019	(1,019)	—	1,025	(1,025)	—
Licensed technology and other	488	(488)	—	494	(494)	—
Trademarks	3,085	(3,085)	—	3,170	(3,170)	—
Total	$27,559	$(27,459)	$100	$27,775	(27,531)	$244

At January 31, 2022, information with respect to acquired intangibles is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8 -15 years	0.5 years

At January 31, 2022, the weighted average remaining useful life of all intangible assets was approximately six months.

Note 7 – Long term debt

In connection with the purchase of our new facility in November 2018, a wholly-owned subsidiary (the “mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4,500 for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $72 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $49 at January 31, 2022. At January 31, 2022, the balance owed by the subsidiary under the mortgage agreement was $4.1 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $1,000 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of January 31, 2022.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial covenants. Effective October 19, 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace a financial ratio covenant with a liquidity covenant. The liquidity covenant required that we own and maintain at all times and throughout the remaining term of the loan at least $25,000 of liquid assets, defined as time deposits, money market accounts and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. Effective September 29, 2021, the Company and the mortgagee agreed to further covenant restructuring whereby (a) the liquidity covenant was reduced to 150% (or approximately $6 million at January 31, 2022) of the loan principal from $25 million previously, and (b) the collateral requirement would be increased from $0.75 million to $1.0 million. The Company was in compliance as to the liquidity covenant as of January 31, 2022 and increased the collateral deposit to $1.0 million in November 2021.

In April 2020, our subsidiary in Switzerland received a loan of CHF 0.4 million ($0.4 million, based on the foreign exchange rate as of January 31, 2022) from the Swiss government under the “Corona Krise” emergency loan program in response to the pandemic. This loan is uncollateralized, bears 0% interest, is due in 5 years, and may be repaid at any time. This loan is included in long term debt – net as of January 31, 2022.

Minimum future annual principal payments under these agreements as of January 31, 2022 are as follows:

July 31,	Total
2022	$78
2023	160
2024	167
2025	594
2026	186
Thereafter	3,290
Total principal payments	4,475
Less: current portion, included in other current liabilities and finance leases short term	(156)
Unamortized mortgage cost	(49)
Long term debt - net	$4,270

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

The Company has lease agreements with (i) right-of-use asset payments and (ii) non-lease components (i.e. payments related to maintenance fees, utilities, etc.), which have generally been combined and accounted for as a single lease component. The Company’s leases have remaining terms of less than 1 year to 6 years, some of which include options to extend the leases for up to 5 years. The Company’s lease terms may include renewal options that are reasonably certain to be exercised and termination options that are reasonably certain not to be exercised. Certain of the Company’s lease agreements include rental payments adjusted periodically for inflation or a market rate which are included in the lease liabilities.

Leases	Balance Sheet Classification	January 31, 2022	July 31, 2021
Assets
Operating	Right-of-use assets	$15,407	$17,020
Finance	Property, plant and equipment, net (a)	210	248
Total lease assets		$15,617	$17,268

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$3,187	$3,419
Finance	Finance leases short term	80	88

Non-current:
Operating	Operating lease liabilities, non-current	13,199	14,558
Finance	Finance leases long term and other liabilities	79	110
Total lease liabilities		$16,545	$18,175

(a)	Accumulated amortization of finance lease assets was approximately $171 and $1,100 as of January 31, 2022 and July 31, 2021, respectively.

Components of lease cost were as follows:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Operating lease cost	$1,129	$1,515	$2,287	$2,994
Finance lease cost:
Amortization of leased assets	19	33	38	99
Interest on lease liabilities	2	4	5	9
Total lease cost	$1,150	$1,552	$2,330	$3,102

The maturity of the Company’s lease liabilities as of January 31, 2022 is as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases	Finance leases	Total
2022	$2,091	$44	$2,135
2023	3,589	88	3,677
2024	3,414	37	3,451
2025	3,161	—	3,161
2026	3,150	—	3,150
Thereafter	3,224	—	3,224
Total lease payments	18,629	169	18,798
Less: Interest (a)	(2,243)	(10)	(2,253)
Present value of lease liabilities	$16,386	$159	$16,545

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the six months ended January 31 were as follows:

Lease term and discount rate	2022	2021
Weighted-average remaining lease term (years):
Operating leases	5.2 years	5.9 years
Finance leases	2.0 years	2.9 years

Weighted-average discount rate:
Operating leases	4.98%	4.95%
Finance leases	5.96%	9.02%

See Note 4 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the three months ended January 31, 2022 and 2021.

Note 9 – Accrued Liabilities

Accrued liabilities consist of:

	January 31, 2021	July 31, 2021
Payroll, benefits, and commissions	$7,744	$5,856
Professional fees	767	628
Legal	4,563	2,554
Deferred revenue	681	2,675
Other	2,110	2,588
	$15,865	$14,301

Deferred revenue

In order to increase cash flow to providers of services and suppliers impacted by the pandemic, the Centers for Medicare and Medicaid Services (CMS) expanded its Accelerated and Advance Payment Program to a broader group of Medicare providers. We applied for and received a $2,526 payment advance from this program in April 2020. The recoupment by CMS of our advance payment had been scheduled to begin 120 days after the date of receipt, at which time every claim we submit from that point would be automatically offset to repay the advance payment. Any unrecouped advance balance remaining after 90 days of the recoupment process was to be repaid such that 210 days after receiving the advance it would be entirely repaid. In October 2020, the Continuing Appropriations Act, 2021 and Other Extensions Act amended the repayment terms of the Advance Payment Program. The recoupment period was extended and the automatic recoupment began one year after the date the advance payment was received, which in our case meant recoupment started April 2021. Additionally, during the first 11 months after recoupment begins, the rate will be 25% and repayment will occur through an automatic recoupment of our Medicare payments. At the end of the 11 month period, the recoupment rate will increase. If the total amount of the advance payment is not recovered within 29 months from the date the advance was received, a demand letter for the outstanding balance will be issued. Since the Company has the right to repay the advance at any time, the entire balance is considered current. As of January 31, 2022 and July 31, 2021, the deferred revenue related to the CMS payment advance was $681 and $1,847, respectively.

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of January 31, 2022 and July 31, 2021, the Company has established a reserve of $317 and $300, which is included in accrued liabilities for payroll, benefits and commissions, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

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

In September 2017, the Company filed with the SEC a Form S-3 “shelf” registration and sales agreement prospectus covering the offering, issuance and sale of our Common Stock that may be issued and sold under the existing Sales Agreement in an aggregate amount of up to $19.2 million. A total of $150 million of securities could have been sold under this shelf registration, which was declared effective September 15, 2017. The Form S-3 expired in October 2020 but may be refiled at any time at the discretion of the Company. During the six months ended January 31, 2021, the Company did not sell any shares of Common Stock under the Sales Agreement.

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

The exercise price of options granted under the Amended and Restated 2011 Plan, as amended and restated, is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan, as amended and restated, will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan, as amended and restated, will remain in effect until they have been exercised or terminated, or have expired. As of January 31, 2022, there were approximately 5,471,000 shares of common stock available for grant under the Amended and Restated 2011 Plan, as amended and restated.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Stock options	$510	$175	$660	$341
Performance stock units	96	—	162	—
Restricted stock units	73	1	73	2
	$679	$176	$895	$343

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
Selling, general and administrative	$667	$162	$879	$316
Cost of revenues	12	14	16	27
	$679	$176	$895	$343

During the three and six months ended January 31, 2022, the Company recognized additional share-based compensation expense of $225 included in Selling, general and administrative expenses, for the modification of options awards affecting two members of the board of directors who resigned in January 2022.

No excess tax benefits were recognized during the three month periods ended January 31, 2022 and 2021.

Stock Option Plans

The following table summarizes stock option activity during the six month period ended January 31, 2022:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2021	2,504,563		$3.74
Awarded	702,000		$3.39
Exercised	—				$
Cancelled or expired	(406,396)		$7.05
Outstanding at end of period	2,800,167		$3.17	2.6 years		$1,149
Exercisable at end of period	1,481,966	$		1.2 years		$633

As of January 31, 2022, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $1,611 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately twenty months.

The intrinsic value of in the money stock option awards at the end of the period represents the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of outstanding options.

Performance Stock Units

To better align the long-term interest of executives with growing U.S. practices, beginning in fiscal 2018, the Company granted long-term incentive awards in the form of time-based stock options and performance-based stock units (“Performance Stock Units” or “PSUs”). The PSUs earned will be determined over a three-year performance period. The primary performance metrics will be revenue and Adjusted EBITDA growth. Payouts based on revenue and adjusted EBITDA goals will be modified based on Total Shareholder Return (“TSR”) performance relative to Enzo’s peer group.

During the fiscal years ended 2020 and 2019, the Company awarded PSUs to its executive officers. These awards provide for the grant of shares of our common stock at the end of a three–year period based on the achievement of average revenue growth and adjusted EBITDA growth over that period. For the three and six months ended January 31, 2022, the Company accrued PSU compensation expense of $96 and $162, respectively. For the three and six months ended January 31, 2021, the Company did not accrue any compensation expense for these PSUs as the achievement of the growth goals was deemed not probable at that time. As of January 31, 2022, two former officers forfeited a total of 14,500 PSUs awarded in fiscal 2019.

The following table summarizes PSU’s granted and outstanding as of January 31, 2022:

Grant Date	Total Grant	Forfeitures	Outstanding	Fair Market Value At Grant Date (000s)
10/15/2019	80,500	(14,500)	66,000	$222
10/19/2020	98,600	—	98,600	$207

Restricted Stock Units

The Company awarded restricted stock units (“RSUs”) to our CEO who was appointed in November 2021. The award was for 260,000 RSUs which vest over three years on the anniversary of his hiring. The fair market value of the RSUs at the date of grant was $881. During the three and six months ended January 31, 2022, the Company recognized shared based compensation expense of $73 for these RSUs.

See Note 13 for more information with respect to the appointment of the CEO.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2022	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$23,674	$10,372	—	—	$34,046

Operating costs and expenses:
Cost of revenues	12,586	5,252	—	—	17,838
Research and development	89	711	20	—	820
Selling, general and administrative	6,811	3,039	—	4,616	14,466
Legal fee expense	148	—	—	2,697	2,845
Total operating costs and expenses	19,634	9,002	20	7,313	35,969

Operating income (loss)	4,040	1,370	(20)	(7,313)	(1,923)

Other income (expense):
Interest, net	(3)	9	—	62	68
Other	5	3	—	(358)	(350)
Foreign exchange loss	—	(450)	—	—	(450)
Net income (loss)	$4,042	$932	$(20)	$(7,609)	$(2,655)

Depreciation and amortization included above	$438	190	—	77	705

Share-based compensation included in above:
Selling, general and administrative	16	1	—	650	667
Cost of revenues	12	—	—	—	12
Total	$28	1	—	650	679

Capital expenditures	$283	730	—	201	1,214

Three months ended January 31, 2021	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$23,988	$7,478	—	—	$31,466

Operating costs and expenses:
Cost of revenues	11,708	3,937	—	—	15,645
Research and development	160	633	$13	—	806
Selling, general and administrative	6,425	2,593	16	$1,979	11,013
Legal and related expenses	71	1	—	2,220	2,292
Total operating costs and expenses	18,364	7,164	29	4,199	29,756

Operating income (loss)	5,624	314	(29)	(4,199)	1,710

Other income (expense):
Interest	(4)	8	—	(53)	(49)
Other	14	2	—	—	16
Foreign exchange gain	—	625	—	—	625
Net income (loss)	$5,634	$949	$(29)	$(4,252)	$2,302

Depreciation and amortization included above	$381	$188	$—	$66	$635

Share-based compensation included in above:
Selling, general and administrative	10	16	—	136	162
Cost of revenues	14	—	—	—	14
Total	$24	$16	$—	$136	$176

Capital expenditures	$341	$154	$—	$11	$506

Six months ended January 31, 2022	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$43,415	$17,150	—	—	$60,565

Operating costs and expenses:
Cost of revenues	23,789	9,322	—	—	33,111
Research and development	96	1,443	$25	—	1,564
Selling, general and administrative	12,812	6,134	—	$6,572	25,518
Legal and related expenses	205	13	—	3,909	4,127
Total operating costs and expenses	36,902	16,912	25	10,481	64,320

Operating income (loss)	6,513	238	(25)	(10,481)	(3,755)

Other income (expense):
Interest	(5)	18	—	94	107
Other	54	5	—	(554)	(495)
Foreign exchange (loss)		(831)	—	—	(831)
Net income (loss)	$6,562	$(570)	$(25)	$(10,941)	$(4,974)

Depreciation and amortization included above	$856	$402	$—	$148	$1,406

Share-based compensation included in above:
Selling, general and administrative	36	1	—	842	879
Cost of revenues	16	—	—	—	16
Total	$52	$1	$—	$842	$895

Capital expenditures	$593	$1,216	$—	$438	$2,247

Six months ended January 31, 2021	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$45,211	$14,910	—	—	$60,121

Operating costs and expenses:
Cost of revenues	24,703	7,700	—	—	32,403
Research and development	281	1,225	$46	—	1,552
Selling, general and administrative	12,523	5,038	33	$3,433	21,027
Legal and related expenses	96	6	—	2,830	2,932
Total operating costs and expenses	37,603	13,969	79	6,263	57,914

Operating income (loss)	7,608	941	(79)	(6,263)	2,207

Other income (expense):
Interest	(10)	18	—	(108)	(100)
Other	29	4	—	—	33
Foreign exchange gain		461	—	—	461
Net income (loss)	$7,627	$1,424	$(79)	$(6,371)	$2,601

Depreciation and amortization included above	$790	$373	$—	$132	$1,295

Share-based compensation included in above:
Selling, general and administrative	19	32	—	265	316
Cost of revenues	27	—	—	—	27
Total	$46	$32	$—	$265	$343

Capital expenditures	$881	$198	$—	$44	$1,123

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

On November 27, 2020, the Company brought an action in the United States District Court for the Southern District of New York against Harbert Discovery Fund, LP, Harbert Discovery Co-Investment Fund I, LP, Harbert Fund Advisors, Inc., Harbert Management Corp. and Kenan Lucas (together, “Harbert”). The Company alleges Harbert made false and misleading representations, or omitted to state material facts necessary to make their statements not misleading, in proxy materials they disseminated seeking the election to the Company’s Board of Directors at its 2019 Annual Meeting of two candidates they nominated, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder. The Company seeks damages and injunctive relief. On February 15, 2021, Harbert filed a motion to dismiss. On March 8, 2021, the Company filed its opposition to that motion. On March 18, 2021 Harbert filed their reply in further support of the motion. On September 28, 2021, the Court denied the motion with respect to the Company’s misrepresentation claims and granted it with respect to its omissions claim. On October 12, 2021, HDF filed six counterclaims against the Company and present and former directors Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce A. Hanna, Dov Perlysky, Rebeca Fischer, Dr. Mary Tagliaferri and Dr. Ian B. Walters. HDF claims the Company made false and misleading representations in proxy materials it disseminated in connection with its 2019 Annual Meeting, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder, and that the Company’s directors at that time are liable under Section 20(a) of the Exchange Act for the Company’s purported misstatements. HDF also claims that current and former Company directors breached their fiduciary duties by taking four corporate actions: (a) adjourning the 2019 meeting for 25 days; (b) purportedly causing the two Harbert candidates for director, who were elected at the 2019 Meeting, to resign in November 2020; (c) authorizing the November 27, 2020 Lawsuit; and (d) not accepting Dr. Rabbani’s resignation as a director in March 2021. On November 10, 2021, the Company and the other counterclaim defendants moved to dismiss the counterclaims. On November 22, 2021, HDF filed its opposition to that motion. On November 26, 2021, the Company and the other counterclaim defendants filed their reply brief in further support of their motion to dismiss. On December 9, 2021, the Court granted the motion to dismiss except with respect to the counterclaim that Enzo violated the securities law by announcing on January 20, 2020 that it had decided to “delay” the 2019 annual meeting when it intended to convene and adjourn the meeting (the “Delay Statement”) and the counterclaims that the Company’s directors at that time violated Section 20(a) of the Exchange Act and breached their fiduciary duties in connection with the Delay Statement. The Court has allowed HDF to move for leave to replead with respect to its counterclaims that were dismissed.

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

Note 13 – Appointment and Departure of Certain Officers

Effective November 8, 2021, Enzo appointed Hamid Erfanian as Chief Executive Officer and granted equity awards to him comprised of restricted stock units (RSUs) for 260,000 shares of the common stock of the Company and options to purchase 700,000 shares of common stock of the Company. The RSUs and options are scheduled to vest over three years, with one-third of the units vesting on each of the first three anniversaries of the grant date, subject to certain requirements, including Mr. Erfanian’s continued service as an employee of the Company through the applicable vesting dates. The exercise price of the options is $3.39, the closing price of the Company’s common stock on November 8, 2021, the grant date. The equity awards were granted outside of the Company’s Amended and Restated 2011 Incentive Plan but generally have terms and conditions consistent with those set forth in that plan. The Company filed a Form S-8 covering these equity awards.

On January 21, 2022, Elazar Rabbani, Ph.D., the Company’s co-founder and Chief Executive Officer, was provided a notice of termination of his employment by the Company. His termination will be effective April 21, 2022, which is 90 days from the date of notice. Dr. Rabbani remains a director of the Company. Dr. Rabbani is a party to an employment agreement with the Company, which entitles him to certain termination benefits, including severance pay, acceleration of vesting of share-based compensation, continuation of benefits and tax gross up certain of these termination benefits. Based on the terms of his employment agreement, the Company estimated and accrued a charge of $2,600, included in Selling, general and administrative expenses for the three and six months ended January 31, 2022. This charge is partially offset by the reversal of accrued annual bonuses made based on Dr. Rabbani’s contract.

On February 25, 2022, Barry Weiner, the Company’s co-founder and President, notified the Company that he was terminating his employment as President of the Company for “Good Reason” as defined in his employment agreement. The Company has accepted Mr. Weiner’s termination effective April 19, 2022 but disagrees with Mr. Weiner’s assertion regarding “Good Reason.” As of January 31, 2022 and to date, the Company has not accrued any charges related to Mr. Weiner’s termination.

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

While the Company anticipates that COVID-19 will continue to impact its business in the second half of fiscal 2022 and potentially beyond, the Company expects that increases in vaccination rates and booster shots, the development of new therapeutics and greater availability of rapid COVID-19 tests should result in a continued, significant decline in demand for COVID-19 Testing, in the Company’s region. As a result, COVID-19 Testing demand in fiscal year 2022 is not anticipated to match 2021 levels. Global supply chain issues due to the pandemic continue to hamper both the manufacturing of products within the life science segment as well as testing capabilities in the clinical laboratory.

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

Results of Operations

Three months ended January 31, 2022 compared to January 31, 2021
(in 000s)

Comparative Financial Data for the Three Months Ended January 31,

	2022	2021	Favorable (Unfavorable)	% Change

Revenues	$34,046	$31,466	$2,580	8

Operating costs and expenses:
Cost of revenues	17,838	15,645	(2,193)	(14)
Research and development	820	806	(14)	**
Selling, general and administrative	14,466	11,013	(3,453)	(31)
Legal and related expenses	2,845	2,292	(553)	(24)
Total operating costs and expenses	35,969	29,756	(6,213)	(21)

Operating (loss) income	(1,923)	1,710	(3,633)	**

Other income (expense):
Interest	68	(49)	117	**
Other	(350)	16	(366)	**
Foreign exchange (loss) gain	(450)	625	(1,075)	**
(Loss) income before taxes	$(2,655)	2,302	(4,957)

**	not meaningful

Consolidated Results:

The “2022 period” and the “2021 period” refer to the three months ended January 31, 2022 and January 31, 2021, respectively.

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

At this time, the long-term significance of the positive impact from COVID-19 testing and the Company’s proprietary product offerings on revenue, profitability and cash flow is still uncertain. We experienced a sequential quarter increase in Clinical laboratory services revenues of $3.9 million in the 2022 period compared to the first quarter ended October 31, 2021 based on increased COVID-19 testing for academic institution testing due to the rise of the COVID-19 Omicron variant which occurred during the three months ended January 31, 2022.

While the Company anticipates that COVID-19 will continue to impact its business in the second half of fiscal 2022 and potentially beyond, the Company expects that increases in vaccination rates and booster shots, the development of new therapeutics and greater availability of rapid COVID-19 tests should result in a continued, significant decline in demand for COVID-19 Testing, in the Company’s region. As a result, COVID-19 Testing demand in fiscal year 2022 is not anticipated to match 2021 levels, It is difficult to forecast the continued effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on our personnel, supplies, liquidity, collections, and the impact of past or future actions or omissions by the Company or governments in response to the COVID-19 pandemic including, but not limited to, emerging government vaccine and testing mandates, and the availability, accuracy and timeliness of delivery of any tests that the Company develops, collaborates on or provides for the detection of COVID-19.

Clinical services revenues for the 2022 period were $23.7 million compared to $24.0 million in the 2021 period, a decrease of $0.3 million or 1%. Revenues from COVID-19 testing represented 56% and 57% of Clinical revenues in the 2022 and 2021 periods, respectively. Diagnostic testing volume measured by the total number of accessions for all our testing services decreased approximately 8% period over period, resulting in the 2022 period’s revenue decrease.

Estimated collection amounts are subject to the complexities and ambiguities of third-party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. In 2014, Congress passed the U.S. Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Beginning in 2018, Medicare payments for clinical laboratory services are paid based upon the volume-weighted median of private payer rates as reported by certain clinical laboratories across the US, replacing the previous system which was based upon fee schedules derived from historical charges for clinical laboratory tests. We estimate that the effect of PAMA directly negatively impacted reimbursements from Medicare and Medicaid in the 2022 and 2021 periods by $0.3 million and $0.4 million, respectively.

Product revenues were $10.4 million in the 2022 period and $7.5 million in the 2021 period, an increase of $2.9 million or 39%. During the 2022 period, we completed a bulk sale of a GMP reagent to a large industrial customer in the US in the amount of $2.8 million. It is not known at this time if there will be repeat sales to this customer. Excluding this sale, a slight increase in sales in the US market offset smaller declines in each of the European and Asia Pacific markets.

The cost of Clinical Services was $12.6 million in the 2022 period and $11.7 million in the 2021 period, an increase of $0.9 million or 7%. During the 2022 period, we incurred greater costs for reagents used in testing other than COVID-19 and for personnel costs related to COVID-19 testing, together amounting to $1.8 million, which was partially offset by reduced outside reference testing costs for COVID-19 and other testing of $0.9 million by utilizing our internal manufacturing capabilities compared to the 2021 period. The gross profit margin on Clinical Services revenues in the 2022 period was approximately 47% versus 51% in the 2021 period, due to the impact of the higher reagent and personnel costs.

The cost of Product revenues was $5.3 million in the 2022 period and $3.9 million in the 2021 period, an increase of $1.3 million or 33% and in line with the increase in revenues. The gross profit margin on Products was 49% in the 2022 period and 47% in the 2021 period.

Research and development expenses were $0.8 million in both the 2022 and 2021 periods, incurred primarily in the Life Sciences Products segment. Research activities include lab developed tests (LDTs) for sexually transmitted infection (STI) panels and the detection of COVID-19.

Selling, general and administrative expenses were $14.5 million during the 2022 period versus $11.0 million during the 2021 period, an increase of $3.5 million or 32%. The Clinical Services expense increased $0.4 million due to increased compensation cost for information technology and increased facility costs. The Life Sciences Products expense increased $0.4 million during the 2022 period for marketing expenses such as website ads and product promotions and campaigns. The Other segment expense increased $2.6 million, net during the 2022 period and includes compensation expense (on a net basis) of $1.7 million due to severance and other discrete employment matters.

Legal and related expenses were $2.8 million during the 2022 period compared to $2.3 million in the 2021 period, an increase of $0.5 million or 24%. During the 2022 period, we incurred higher legal activities associated with strategic initiatives and other corporate matters.

Interest income, net was less than $0.1 million in the 2022 period versus interest expense, net of less than $0.1 million in the 2021 period, a favorable variance of $0.1 million. During the 2022 period, we earned interest on marketable securities in bond funds, net of interest expense primarily on a mortgage. During the 2021 period, we were not invested in interest earning marketable securities, earned insignificant interest on cash and cash equivalents, and incurred interest expense on the mortgage.

Other expense in the 2022 period was $0.3 million compared to slight income in the 2021 period, resulting in an unfavorable variance of approximately $0.4 million. During the 2022 period, the primary component of the expense was unrealized losses of $0.3 million on our marketable securities in bond funds.

The foreign currency revaluation loss recognized by the Life Sciences Products segment during the 2022 period was $0.5 million compared to gain of $0.6 million in the 2021 period, resulting in an unfavorable variance of $1.1 million. The 2022 period revaluation loss was due to depreciation of the Euro, British pound and Swiss franc versus the U.S. dollar as of the end of the period compared to its start, ranging from 1.5% to 3.2%. The revaluation gain in the 2021 period was due to appreciation of the Euro, British pound and Swiss franc versus the U.S. dollar as of the end of that period compared to its start, ranging from 2.9% to 5.8%.

Results of Operations

Six months ended January 31, 2022 compared to January 31, 2021
(in 000s)

Comparative Financial Data for the Six Months Ended January 31,

	2022	2021	Favorable (Unfavorable)	% Change

Revenues	$60,565	$60,121	$444	1

Operating costs and expenses:
Cost of revenues	33,111	32,403	(708)	(2)
Research and development	1,564	1,552	(12)	(1)
Selling, general and administrative	25,518	21,027	(4,491)	(21)
Legal and related expenses	4,127	2,932	(1,195)	(41)
Total operating costs and expenses	64,320	57,914	(6,406)	(11)

Operating (loss) income	(3,755)	2,207	(5,962)	**

Other income (expense):
Interest	107	(100)	207	**
Other	(495)	33	(528)	**
Foreign exchange (loss) gain	(831)	461	(1,292)	**
Net (loss) income	$(4,974)	$2,601	$(7,575)	**

**	not meaningful

Consolidated Results:

The “2022 period” and the “2021 period” refer to the six months ended January 31, 2022 and January 31, 2021, respectively, which represent the first two quarters of the Company’s fiscal year ending July 31.

Clinical services revenues for the 2022 period were $43.4 million compared to $45.2 million in the 2021 period, a decrease of $1.8 million or 4%. Revenues from COVID-19 testing represented 52% and 48% of Clinical revenues in the 2022 and 2021 periods, respectively. Diagnostic testing volume measured by the total number of accessions for all our testing services decreased approximately 7% period over period, which resulted in the 2022 period’s revenue decrease. While COVID 19 testing volume increased, patient visits to doctor offices continue to decline due to patient hesitancy as a result of the pandemic and the variants.

Estimated collection amounts are subject to the complexities and ambiguities of third-party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. In 2014, Congress passed the U.S. Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Beginning in 2018, Medicare payments for clinical laboratory services are paid based upon the volume-weighted median of private payer rates as reported by certain clinical laboratories across the US, replacing the previous system which was based upon fee schedules derived from historical charges for clinical laboratory tests. We estimate that the effect of PAMA directly negatively impacted reimbursements from Medicare and Medicaid in the 2022 and 2021 periods by $0.6 million and $0.8 million, respectively.

Product revenues were $17.2 million in the 2022 period and $14.9 million in the 2021 period, an increase of $2.2 million or 15%. During the 2022 period, we completed a bulk sale of a GMP reagent to a large industrial customer in the US in the amount of $2.8 million. It is not known at this time if there will be repeat sales to this customer. Excluding this sale, a slight increase in sales in the US market was not enough to offset larger declines in each of the European and Asia Pacific markets. During the beginning of the 2022 period, we completed the winding down and closure of our manufacturing and distribution center in Ann Arbor, MI and moved the operations to our Farmingdale, NY campus. As a result of the winding down, we experienced some disruption in the manufacture and distribution of our products during the beginning of the period, and experienced delays in product availability and fulfillment, which particularly impacted our customers in Europe. These disruptions were resolved by the end of the period.

The cost of Clinical Services was $23.8 million in the 2022 period and $24.7 million in the 2021 period, a decrease of $0.9 million or 4%, in line with the decline in revenues. During the 2022 period, we reduced our outside reference testing costs for COVID-19 by approximately $2.8 million by utilizing our internal manufacturing capabilities, thereby reducing some of our reliance on testing and reagents sourced from third parties, as compared to the 2021 period. The reduction in outside reference testing costs and reagents was partially offset by greater costs for reagents used in testing other than COVID-19 and by higher personnel costs related to COVID-19 testing, totaling $1.9 million. The gross profit margin on Clinical Services revenues in both the 2022 and 2021 periods was approximately 45%.

The cost of Product revenues was $9.3 million in the 2022 period and $7.7 million in the 2021 period, an increase of $1.6 million or 21%. The gross profit margin on Products was 46% in the 2022 period and 48% in the 2021 period. During the 2022 period, we completed the winding down and closure of our manufacturing and distribution center in Ann Arbor, MI and moved the operations to our Farmingdale, NY campus. As a result of the operational transition, there was a temporary increase and overlap in manufacturing headcount and overhead costs during the beginning of the period.

Research and development expenses were $1.6 million in both the 2022 and 2021 periods, incurred primarily in the Life Sciences Products segment. Research activities include lab developed tests (LDTs) for sexually transmitted infection (STI) panels and the detection of COVID-19.

Selling, general and administrative expenses were $25.5 million during the 2022 period versus $21.0 million during the 2021 period, an increase of $4.5 million or 21%. The Clinical Services expense increased $0.3 million primarily due to increased facility costs. The Life Sciences Products expense increased $1.1 million during the 2022 period, of which $0.4 million was due to employee severance expenses associated with the completion of the winding down and closure of our manufacturing and distribution center in Ann Arbor, MI and the cost of moving its operations to our Farmingdale, NY campus at the beginning of the period. The segment also experienced an increase in marketing expenses such as website ads, promotions and campaigns, trade shows, and an increase in sales and marketing headcount. The Other segment expense increased $3.1 million during the 2022 period and includes compensation expense (on a net basis) of $1.7 million due to severance and other discrete employment matters.

Legal and related expenses were $4.1 million on a net basis during the 2022 period compared to $2.9 million in the 2021 period, an increase of $1.2 million or 41%. During the 2022 period, we incurred higher legal expense for activities associated with strategic initiatives and other corporate matters, which were partially offset by the recognition of a credit of $1.0 million associated with a fee settlement and release agreement with a former legal services provider.

Interest income, net was $0.1 million in the 2022 period versus interest expense, net of $0.1 million in the 2021 period, a favorable variance of $0.2 million. During the 2022 period, we earned interest on marketable securities in bond funds, net of interest expense primarily on a mortgage. During the 2021 period, we were not invested in interest earning marketable securities, earned insignificant interest on cash and cash equivalents, and incurred interest expense on the mortgage.

Other (expense) income in the 2022 period was ($0.5) million and nil in the 2021 period, an unfavorable variance of $0.5 million. During the 2022 period, the primary component of the expense was unrealized losses of $0.5 million on our marketable securities in bond funds.

The foreign currency revaluation (loss) recognized by the Life Sciences Products segment during the 2022 period was $(0.8) million compared to a gain of $0.5 million in the 2021 period, an unfavorable variance of $1.3 million. The 2022 period revaluation loss was due to depreciation of the Euro, British pound and Swiss franc versus the U.S. dollar as of the end of the period compared to its start, ranging from 2.7% to 5.7%. The revaluation gain in the 2021 period was due to appreciation of the Euro, British pound and Swiss franc versus the U.S. dollar as of the end of that period compared to its start, ranging from 2.1% to 4.4%.

Liquidity and Capital Resources

At January 31, 2022, the Company had cash and cash equivalents and marketable securities totaling $33.6 million of which $0.7 million was in foreign accounts, as compared to cash and cash equivalents of $43.5 million, of which $0.9 million was in foreign accounts at July 31, 2021. It is the Company’s current intent to permanently reinvest these foreign funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations.

The Company had working capital of $40.6 million at January 31, 2022, compared to $44.5 million at July 31, 2021, a decrease of $3.9 million. The decrease in working capital was due to the use of cash and cash equivalents to fund operations and capital expenditures.

Net cash used in operating activities during the 2022 period was approximately $6.7 million, compared to $2.1 million during the 2021 period, an unfavorable variance of $4.6 million. The net cash used in the 2022 period was due to the net loss of $5.0 million, a net increase of $5.6 million in operating assets, primarily accounts receivable and inventories, and a net decrease of $0.1 million in operating liabilities, primarily accounts payable. These uses were partially offset by non-cash expense adjustments of $4.0 million. The net cash used in the 2021 period was due to the net income of $2.6 million and net non-cash expenses of approximately $1.6 million which were more than offset by a net increase of $6.2 million in operating assets and liabilities including, but not limited to, accounts receivable and inventories

Net cash used in investing activities during the 2022 period was approximately $2.3 million as compared to $1.1 million in the 2021 period, an increase of $1.2 million and in both periods primarily represented capital expenditures to support and grow our existing operations, including investments in laboratory equipment, information technology, and the buildout of our Farmingdale campus.

Cash used in financing activities in the 2022 was $0.1 million and in the 2021 period was $0.2 million for payments related to a mortgage and finance leases.

As of January 31, 2022 we had a mortgage principal balance of $4.1 million entered into for the purchase of a building facility, which bears a fixed interest rate of 5.09% per annum. It requires monthly mortgage payments of $30. Our obligations under the mortgage agreement are secured by the facility and by a $1,000 cash collateral deposit with the mortgagee as additional security, which is included in other assets as of January 31, 2022. Effective October 19, 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace a financial ratio covenant with a liquidity covenant. The liquidity covenant required that we own and maintain at all times, and throughout the remaining term of the loan, at least $25 million of liquid assets, defined as time deposits, money market accounts and commercial paper, and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. As of July 31, 2021, the Company was in compliance with the financial and liquidity covenants in effect at that time related to this mortgage.

Effective September 29, 2021, the Company and the mortgagee agreed to further covenant restructuring whereby (a) the liquidity covenant was reduced to 150% of the loan principal (or approximately $6 million at January 31, 2022) from $25 million previously, and (b) the collateral requirement would be increased from $0.75 million to $1.0 million. The Company was in compliance as to the liquidity covenant as of January 31, 2022 and increased the collateral deposit to $1.0 million in November.

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

Gross billings are based on a standard fee schedule we set for all third-party payers, including Medicare, HMOs and managed care. The Company adjusts the contractual adjustment estimate quarterly, based on its evaluation of current and historical settlement experience with payers, industry reimbursement trends, and other relevant factors. The other relevant factors that affect our contractual adjustment include the monthly and quarterly review of: 1) current gross billings and receivables and reimbursement by payer, 2) current changes in third party arrangements and 3) the growth of in-network provider arrangements and managed care plans specific to our Company.

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

During the three months ended January 31, 2022 and 2021, the contractual adjustment percentages, determined using current and historical reimbursement statistics, was 80.5% and 81.7% respectively, of gross billings. During the six months ended January 31, 2022 and 2021, the contractual adjustment percentages, determined using current and historical reimbursement statistics, was 82.1% and 82.7% respectively, of gross billings. In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical services revenues of approximately $2.4 million and $2.6 million for the six months periods ended January 31, 2022 and 2021 respectively, and a change in the net accounts receivable of approximately $0.5 million as of January 31, 2022.

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

The following is a table of the Company’s net accounts receivable by services and by products. Net receivables for Clinical Services are detailed by billing category and as a percent to its total net receivables. At January 31, 2022 and July 31, 2021, approximately 60% of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities.

The accounts receivable balance for Life Science products includes foreign receivables of $1.2 million or 19% and $1.4 million or 33% of its total receivables as of January 31, 2022 and July 31, 2021, respectively.

Net accounts receivable

Billing category	As of January 31, 2022		As of July 31, 2021
Clinical Services
Third party payers	$4,034	44%	$2,195	36%
Patient self-pay	2,798	31	2,007	33
Medicare	1,020	11	1,122	19
HMOs	1,316	14	692	12
Total Clinical Services	9,168	100%	6,016	100%
Total Life Sciences	6,148		4,182
Total accounts receivable - net	$15,316		$10,198

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

The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate patient information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. As of January 31, 2022, approximately 27% of Clinical Labs receivables are from one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMOs”) categories.

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

Goodwill, Intangible and long-lived assets

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

Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of an asset or asset group. The net book value of the long-lived asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates with respect to the operations of our foreign subsidiaries and which impact our results of operations and financial position. See Item 1A. Risk Factors section of the Form 10-K for the fiscal year ended July 31, 2021. We do not currently engage in any hedging or market risk management tools.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at January 31, 2022, our assets and liabilities would decrease by $0.4 million and $0.1 million, respectively, and our net revenues and net income (loss) would decrease by $0.9 million and $0.3 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.9 million on an annual basis.

Interest Rate Risk

As of January 31, 2022, we have fixed interest rate financing on a building mortgage and equipment finance leases.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K, as amended for the fiscal year ended July 31, 2021 filed with the Securities and Exchange Commission, other than as noted in Note 12 to the Consolidated Financial Statements as of January 31, 2022.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: March 14, 2022	by:	/s/ David Bench
Chief Financial Officer and Principal Accounting Officer