Form 10-Q
period 2022-04-30
ENZO BIOCHEM INC
filed 2022-06-09
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

or

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

Yes ☐ No ☒

As of June 6, 2022, the Registrant had 48,720,454 shares of common stock outstanding

ENZO BIOCHEM, INC.

FORM 10-Q

April 30, 2022

i

Part 1 Financial Information

Item 1 Financial Statements

ENZO BIOCHEM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	April 30, 2022 (unaudited)	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$31,130	$13,524
Marketable securities	—	29,978
Accounts receivable, net	11,761	10,198
Inventories	14,934	12,652
Prepaid expenses	4,474	4,230
Total current assets	62,299	70,582

Property, plant, and equipment, net	17,545	16,585
Right-of-use assets	14,962	17,020
Goodwill	7,452	7,452
Intangible assets, net	29	244
Other, including restricted cash of $1,000 at April 30, 2022 and $750 at July 31, 2021	1,617	1,808
Total assets	$103,904	$113,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	7,664	8,123
Accrued liabilities	13,629	14,301
Current portion of operating lease liabilities	3,171	3,419
Other current liabilities and finance leases short term	238	233
Total current liabilities	24,702	26,076

Finance leases long term and other liabilities	59	115
Operating lease liabilities, non-current	12,779	14,558
Long term debt – net	4,177	4,356
Total liabilities	$41,717	$45,105

Commitments and contingencies – see Note 12

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 48,720,454 at April 30, 2022 and 48,471,771 at July 31, 2021	487	485
Additional paid-in capital	339,023	337,126
Accumulated deficit	(280,205)	(270,377)
Accumulated other comprehensive income	2,882	1,352
Total stockholders’ equity	62,187	68,586

Total liabilities and stockholders’ equity	$103,904	$113,691

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Revenues	$26,222	$32,797	$86,787	$92,918

Operating costs and expenses:
Cost of revenues	16,049	16,751	49,160	49,154
Research and development	1,133	836	2,697	2,388
Selling, general and administrative	11,442	12,082	36,960	33,109
Legal and related expense, net	734	1,061	4,861	3,993
Total operating costs and expenses	29,358	30,730	93,678	88,644

Operating (loss) income	(3,136)	2,067	(6,891)	4,274

Other income (expense):
Interest, net	54	60	161	(40)
Other	(716)	(88)	(1,211)	(55)
Foreign exchange (loss) gain	(1,056)	(33)	(1,887)	428
Total other (expense) income	(1,718)	(61)	(2,937)	333

(Loss) income before income taxes	(4,854)	2,006	(9,828)	4,607
Income taxes	—	—	—	—
Net (loss) income	$(4,854)	$2,006	$(9,828)	$4,607

Net (loss) income per common share:
Basic	$(0.10)	$0.04	$(0.20)	$0.10
Diluted	$(0.10)	$0.04	$(0.20)	$0.10

Weighted average common shares outstanding:
Basic	48,713	48,391	48,552	48,097
Diluted	48,713	48,788	48,552	48,201

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
Net (loss) income	$(4,854)	$2,006	$(9,828)	$4,607
Other comprehensive (loss) income:
Foreign currency translation adjustments	911	(2)	1,530	(413)
Comprehensive (loss) income	$(3,943)	$2,004	$(8,298)	$4,194

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended April 30, 2022 and 2021
(unaudited)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2022	48,471,771	$485	$338,021	$(275,351)	$1,971	$65,126
Net loss for the period ended April 30, 2022	—	—	—	(4,854)	—	(4,854)
Share-based compensation charges	—	—	162	—	—	162
Exercise of stock options	11,300	—	28	—	—	28
Issuance of common stock for employee 401(k) plan match	237,383	2	812	—	—	814
Foreign currency translation adjustments	—	—	—	—	911	911
Balance at April 30, 2022	48,720,454	$487	$339,023	$(280,205)	$2,882	$62,187

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2021	48,227,750	$482	$335,688	$(275,651)	$1,270	$61,789
Net income for the period ended April 30, 2021	—	—	—	2,006	—	2,006
Share-based compensation charges	—	—	297	—	—	297
Exercise of stock options	34,667	1	96	—	—	97
Vesting of restricted stock	817	—	—	—	—	—
Issuance of common stock for employee 401(k) plan match	208,537	2	778	—	—	780
Foreign currency translation adjustments	—	—	—	—	(2)	(2)
Balance at April 30, 2021	48,471,771	$485	$336,859	$(273,645)	$1,268	$64,967

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended April 30, 2022 and 2021
(unaudited)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2021	48,471,771	$485	$337,126	$(270,377)	$1,352	$68,586
Net loss for the period ended April 30, 2022	—	—	—	(9,828)	—	(9,828)
Share-based compensation charges	—	—	1,057	—	—	1,057
Exercise of stock options	11,300	—	28	—	—	28
Issuance of common stock for employee 401(k) plan match	237,383	2	812	—	—	814
Foreign currency translation adjustments	—	—	—	—	1,530	1,530
Balance at April 30, 2022	48,720,454	$487	$339,023	$(280,205)	$2,882	$62,187

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2020	47,895,050	$479	$334,473	$(278,252)	$1,681	$58,381
Net income for the period ended April 30, 2021	—	—	—	4,607	—	4,607
Exercise of stock options	34,667	1	96	—	—	97
Share-based compensation charges	—	—	640	—	—	640
Vesting of restricted stock	817	—	—	—	—	—
Issuance of common stock for bonus payments	332,700	3	872	—	—	875
Issuance of common stock for employee 401(k) plan match	208,537	2	778	—	—	780
Foreign currency translation adjustments	—	—	—	—	(413)	(413)
Balance at April 30, 2021	48,471,771	$485	$336,859	$(273,645)	$1,268	$64,967

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(9,828)	$4,607
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,910	1,724
Amortization of intangible assets	228	244
Share-based compensation charges	1,057	640
Share-based 401(k) employer match expense	645	559
Foreign exchange loss (gain)	1,788	(494)
Realized loss on marketable securities	1,283	—
Unrealized loss on marketable securities	—	91

Changes in operating assets and liabilities:
Accounts receivable	(1,556)	(2,292)
Inventories	(2,273)	(3,159)
Prepaid expenses and other assets	179	29
Accounts payable – trade	(458)	(2,473)
Accrued liabilities, other current liabilities and other liabilities	(495)	803
Total adjustments	2,308	(4,328)

Net cash (used in) provided by operating activities	(7,520)	279

Cash flows from investing activities:
Sales of marketable securities	28,695	—
Purchases of marketable securities	—	(30,023)
Capital expenditures	(3,103)	(2,870)
Net cash provided by (used in) investing activities	25,592	(32,893)

Cash flows from financing activities:
Repayments under mortgage agreement and finance leases	(173)	(283)
Proceeds from exercise of stock options	28	97
Net cash used in financing activities	(145)	(186)

Effect of exchange rate changes on cash and cash equivalents	(71)	24

Increase (decrease) in cash and cash equivalents and restricted cash	17,856	(32,776)
Cash and cash equivalents and restricted cash - beginning of period	14,274	48,615
Total cash and cash equivalents and restricted cash - end of period	$32,130	$15,839

The composition of total cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	31,130	15,089
Restricted cash included in other assets	1,000	750
Total cash and cash equivalents and restricted cash	$32,130	$15,839

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2022
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics, Enzo Realty LLC and Enzo Realty II LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The Company has three reportable segments: Clinical Services, Products, and Therapeutics. The consolidated balance sheet as of April 30, 2022, the consolidated statements of operations, comprehensive (loss) income and stockholders’ equity for the three and nine months ended April 30, 2022 and 2021, and the consolidated statements of cash flows for the nine months ended April 30, 2022 and 2021 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2021 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2021 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022.

While the rate of transmission of COVID-19 and its variants is on the decline in the US and the economy has begun to open, it continues to spread in other parts of the world and negatively impacts the world economy. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers of our products remaining closed or continuing to curtail their operations (voluntarily or in response to government orders), and the continuation of work-from-home policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and our competitors, partners, and vendors.

While the Company anticipates that COVID-19 will continue to impact its business for the rest of fiscal 2022 and potentially beyond, the Company expects that increases in vaccination rates and booster shots, the development of new therapeutics and greater availability of rapid COVID-19 tests will likely result in a continued, significant decline in demand for its COVID-19 testing. As a result, COVID-19 testing volume in fiscal year 2022 has not and likely will not match 2021 levels. Global supply chain issues due to the pandemic continue to hamper both the manufacturing of products within the life science segment as well as testing capabilities in the clinical laboratory.

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

COVID-19

The extent to which the COVID-19 pandemic impacts the Company’s business and consolidated results of operations, financial position and cash flows will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including, but not limited to, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. These factors are beyond the Company’s knowledge and control, and as a result, at this time the Company cannot reasonably estimate the impact the COVID-19 pandemic will have on its businesses but the impact could be material. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of April 30, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s patient self-pay revenue concessions and credit losses in the Clinical Services segment, accounts receivable, inventories and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods. We expect COVID-19 testing volume will continue to decline in the quarters ahead as the percentage of Americans who are vaccinated increases, the severity of its variants declines, and the general use of at home testing. However, the emergence and spread of more serious variants may cause our COVID-19 testing volume to increase again. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist.

Effect of New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in the ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted the amendments in this ASU beginning August 1, 2021. The adoption of the amendments in this ASU did not have a material impact on our consolidated results of operations, financial position or cash flows.

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

Concentration Risk

Other than the Medicare program, two providers whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMOs”) categories represent approximately 30% and 35% of Clinical Services net revenue for the three months ended April 30, 2022 and 2021 respectively, and 34% of Clinical Services net revenue for both the nine months ended April 30, 2022 and 2021.

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMOs”) categories represents 20% of the Clinical Services net accounts receivable as of April 30, 2022.

For the nine months ended April 30, 2022, the Life Sciences segment’s revenue includes $2,800 from one customer, representing 11% of its revenues for the nine month period.

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

Marketable securities

The Company limits its credit risk associated with investments by investing in a mutual fund and an exchange traded fund (ETF) which hold highly rated corporate bonds, asset backed securities, municipal bonds, mortgage obligations and government obligations. These investments are classified as trading securities and are Level 1 fair value investments. During the three months ended of April 30, 2022, the Company sold all of its marketable securities, resulting in proceeds of $28,695, which is included in cash and cash equivalents. The Company recognized a realized loss - net on the sale of the marketable securities of $1,283 for the nine months ended April 30, 2022. The Company earned interest of $447 on the marketable securities over the holding period of the marketable securities.

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for the three and nine months ended April 30, 2022, diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options, restricted stock units, and unearned performance stock units because to do so would be antidilutive. For the three and nine months ended April 30, 2022, approximately 438,000 and 510,000 respectively, of potential common shares (“in the money options”), restricted stock units, and unearned performance stock units were excluded from the calculation of diluted (loss) per share. For the three and nine months ended April 30, 2021, approximately 47,000 and 23,000 weighted average stock options and unvested performance stock units were included in the calculation of diluted weighted average shares outstanding.

For the three and nine months ended April 30, 2022, the effect of approximately 1,319,000 and 1,068,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. For the three and nine months ended April 30, 2021, the effect of approximately 2,264,000 and 2,122,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net income per share because their effect would be anti-dilutive.

Note 3 – Revenue Recognition

Clinical Services Revenue

Service revenues in the Company’s clinical services business accounted for 71% of the Company’s total revenues for the three and nine months ended April 30, 2022, and 76% of the Company’s total revenues for the three and nine months ended April 30, 2021 and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

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

The following table represents clinical services net revenues and percentages by type of customer:

	Three months ended April 30, 2022		Three months ended April 30, 2021
Revenue category
Third-party payer	$10,817	58%	$16,135	64%
Medicare	2,436	13	2,952	12
Patient self-pay	2,177	12	2,468	10
HMOs	3,200	17	3,463	14
Total	$18,360	100%	$25,018	100%

	Nine months ended April 30, 2022		Nine months ended April 30, 2021
Revenue category
Third-party payer	$36,962	60%	$44,138	63%
Medicare	7,949	13	10,265	15
Patient self-pay	6,727	11	6,524	9
HMOs	10,407	16	9,302	13
Total	$62,045	100%	$70,229	100%

For the three and nine months ended April 30, 2022 and 2021, all of the Company’s clinical services revenues were generated within the United States.

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

Products revenue by geography is as follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2022	2021	2022	2021
United States	$4,422	$3,941	$15,039	$11,410
Europe	2,169	2,732	6,576	7,798
Asia Pacific	1,001	1,106	3,127	3,481
Products revenue	$7,592	$7,779	$24,742	$22,689

Note 4 - Supplemental disclosure for statement of cash flows

During the nine months ended April 30, 2022 and 2021, interest paid by the Company was $167 and $177, respectively.

For the nine months ended April 30, 2022 and 2021, the net reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was $29 and $67, respectively. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

For the nine months ended April 30, 2022 and 2021, tax on capital paid by the Company was $120 and $145, respectively.

In January 2021, the Company issued 332,700 restricted shares of common stock to two senior executives in settlement of their accrued bonuses totaling $875.

Note 5 – Inventories

Inventories consist of the following:

	April 30, 2022	July 31, 2021
Raw materials	$1,480	$1,062
Work in process	2,598	2,534
Finished products	10,856	9,056
	$14,934	$12,652

Note 6 – Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Laboratory Services segment and is $7,452 as of April 30, 2022 and July 31, 2021.

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2021	$27,775	$(27,531)	$244
Amortization expense	—	(210)	(210)
Foreign currency translation	(534)	529	(5)
April 30, 2022	$27,241	$(27,212)	$29

Intangible assets, all finite-lived, consist of the following:

	April 30, 2022			July 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	$(11,027)	$—	$11,027	(11,027)	$—
Customer relationships	11,768	(11,739)	29	12,059	(11,815)	244
Website and acquired content	1,008	(1,008)	—	1,025	(1,025)	—
Licensed technology and other	476	(476)	—	494	(494)	—
Trademarks	2,962	(2,962)	—	3,170	(3,170)	—
Total	$27,241	$(27,212)	$29	$27,775	(27,531)	$244

At April 30, 2022, information with respect to acquired intangibles is as follows:

	Useful life assigned	Weighted average remaining useful life
Customer relationships	8 -15 years	0.25 years

At April 30, 2022, the weighted average remaining useful life of all intangible assets was less than three months.

Note 7 – Long term debt

In connection with the purchase of our new facility in November 2018, a wholly-owned subsidiary (the “mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4,500 for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $72 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $48 at April 30, 2022. At April 30, 2022, the balance owed by the subsidiary under the mortgage agreement was $4.0 million. The Company’s obligations under the mortgage agreement are secured by the new facility and by a $1,000 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of April 30, 2022.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial covenants. Effective October 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace a financial ratio covenant with a liquidity covenant. That liquidity covenant required that we own and maintain at all times and throughout the remaining term of the loan at least $25,000 of liquid assets, defined as time deposits, money market accounts and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. Effective September 29, 2021, the Company and the mortgagee agreed to further covenant restructuring whereby (a) the liquidity covenant was reduced to 150% (or approximately $6 million at April 30, 2022) of the loan principal from $25 million previously, and (b) the collateral requirement would be increased from $0.75 million to $1.0 million. The Company increased the collateral deposit to $1.0 million in November 2021 and was in compliance as to the liquidity covenant as of April 30, 2022.

In April 2020, our subsidiary in Switzerland received a loan of CHF 400 ($400, based on the foreign exchange rate as of April 30, 2022) from the Swiss government under the “Corona Krise” emergency loan program in response to the pandemic. This loan is uncollateralized, bears 0% interest, is due in 5 years, and may be repaid at any time. This loan is included in long term debt – net as of April 30, 2022.

Minimum future annual principal payments under these agreements as of April 30, 2022 are as follows:

July 31,	Total
2022	$39
2023	160
2024	167
2025	541
2026	186
Thereafter	3,290
Total principal payments	4,383
Less: current portion, included in other current liabilities and finance leases short term	(158)
Unamortized mortgage cost	(48)
Long term debt - net	$4,177

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

Leases	Balance Sheet Classification	April 30, 2022	July 31, 2021
Assets
Operating	Right-of-use assets	$14,962	$17,020
Finance	Property, plant and equipment, net (a)	191	248
Total lease assets		$15,153	$17,268

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$3,171	$3,419
Finance	Finance leases short term	81	88

Non-current:
Operating	Operating lease liabilities, non-current	12,779	14,558
Finance	Finance leases long term and other liabilities	59	110
Total lease liabilities		$16,090	$18,175

(a)	Accumulated amortization of finance lease assets was approximately $190 and $1,100 as of April 30, 2022 and July 31, 2021, respectively.

Components of lease cost were as follows:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Operating lease cost	$1,085	$1,271	$3,372	$4,265
Finance lease cost:
Amortization of leased assets	19	19	57	118
Interest on lease liabilities	3	3	8	12
Total lease cost	$1,107	$1,293	$3,437	$4,395

The maturity of the Company’s lease liabilities as of April 30, 2022 is as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases	Finance leases	Total
2022	$1,064	$22	$1,086
2023	3,735	88	3,823
2024	3,561	37	3,598
2025	3,299	—	3,299
2026	3,150	—	3,150
Thereafter	3,224	—	3,224
Total lease payments	18,033	147	18,180
Less: Interest (a)	(2,083)	(7)	(2,090)
Present value of lease liabilities	$15,950	$140	$16,090

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the nine months ended April 30 were as follows:

Lease term and discount rate	2022	2021
Weighted-average remaining lease term (years):
Operating leases	5.0 years	5.8 years
Finance leases	1.7 years	2.7 years

Weighted-average discount rate:
Operating leases	4.97%	4.97%
Finance leases	5.20%	8.25%

See Note 4 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the three months ended April 30, 2022 and 2021.

Note 9 – Accrued Liabilities

Accrued liabilities consist of:

	April 30, 2022	July 31, 2021
Payroll, benefits, and commissions	$6,445	$5,856
Professional fees	638	628
Legal	4,561	2,554
Deferred revenue	—	2,675
Other	1,985	2,588
	$13,629	$14,301

Deferred revenue

In order to increase cash flow to providers of services and suppliers impacted by the pandemic, the Centers for Medicare and Medicaid Services (CMS) expanded its Accelerated and Advance Payment Program to a broader group of Medicare providers. We applied for and received a $2,526 payment advance from this program in April 2020. Since the Company had the right to repay the advance at any time, the entire balance was considered current. The recoupment of the advance by CMS started April 2021 and was completed by April 2022. As of July 31, 2021, the deferred revenue related to the CMS payment advance was $1,847.

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of April 30, 2022 and July 31, 2021, the Company has established a reserve of $300 and $347 respectively, which is included in accrued liabilities for payroll, benefits and commissions, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

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

In September 2017, the Company filed with the SEC a Form S-3 “shelf” registration and sales agreement prospectus covering the offering, issuance and sale of our Common Stock that may be issued and sold under the existing Sales Agreement in an aggregate amount of up to $19.2 million. A total of $150 million of securities could have been sold under this shelf registration, which was declared effective September 15, 2017. The Form S-3 expired in October 2020 but may be refiled at any time at the discretion of the Company. During the nine months ended April 30, 2021, the Company did not sell any shares of Common Stock under the Sales Agreement.

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

The exercise price of options granted under the Amended and Restated 2011 Plan, as amended and restated, is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan, as amended and restated, will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan, as amended and restated, will remain in effect until they have been exercised or terminated, or have expired. As of April 30, 2022, there were approximately 4,955,000 shares of common stock available for grant under the Amended and Restated 2011 Plan, as amended and restated.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Stock options	$181	$297	$841	$638
Performance stock units	(105)	—	57	—
Restricted stock units	86	—	159	2
	$162	$297	$1,057	$640

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
Selling, general and administrative	$158	$258	$1,037	$574
Cost of revenues	4	39	20	66
	$162	$297	$1,057	$640

During the nine months ended April 30, 2022, the Company recognized additional share-based compensation expense of $225 included in Selling, general and administrative expenses, for the modification of options awards affecting two members of the board of directors who resigned in January 2022. During the three and nine months ended April 30, 2022, the Company reversed $124 of share based compensation expense related to performance stock units awarded to a former executive officer, as vesting in the units is not probable.

No excess tax benefits were recognized during the three and nine month periods ended April 30, 2022 and 2021.

Stock Option Plans

The following table summarizes stock option activity during the nine month period ended April 30, 2022:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2021	2,504,563		$3.74
Awarded	1,100,750		$3.32
Exercised	(11,300)		2.49		$
Cancelled or expired	(406,396)		$7.05
Outstanding at end of period	3,187,617		$3.18	2.4 years		$179
Exercisable at end of period	1,794,399	$		0.9 years		$139

As of April 30, 2022, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $1,954 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately twenty six months.

The intrinsic value of in the money stock option awards at the end of the period represents the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of outstanding options.

Performance Stock Units

To better align the long-term interest of executives with growing U.S. practices, beginning in fiscal 2018, the Company granted long-term incentive awards in the form of time-based stock options and performance-based stock units (“Performance Stock Units” or “PSUs”). The PSUs earned will be determined over a three-year performance period. The primary performance metrics will be revenue and Adjusted EBITDA growth. Payouts based on revenue and adjusted EBITDA goals will be modified based on Total Shareholder Return (“TSR”) performance relative to Enzo’s peer group. The PSU’s award to executive officers in fiscal 2018 expired in fiscal 2021 as the 3 year growth goals were not achieved.

During the fiscal years ended 2020 and 2019, the Company awarded additional PSUs to its executive officers. These awards provide for the grant of shares of our common stock at the end of a three–year period based on the achievement of average revenue growth and adjusted EBITDA growth over the respective period. For the three and nine months ended April 30, 2022, the Company reversed cumulative accruals of $124 for a former officer whose vesting in the PSU is not considered probable, resulting in net PSU compensation (credit) expense of ($105) and $57, respectively. For the three and nine months ended April 30, 2021, the Company did not accrue any compensation expense for these PSUs as the achievement of the growth goals was deemed not probable at that time. As of April 30, 2022, two former officers forfeited a total of 14,500 PSUs awarded in fiscal 2019.

The following table summarizes PSU’s granted and outstanding as of April 30, 2022:

Grant Date	Performance period end date	Total Grant	Forfeitures	Outstanding	Fair Market Value At Grant Date (000s)
10/15/2019	7/31/2022	80,500	(14,500)	66,000	$222
10/19/2020	7/31/2023	98,600	—	98,600	$207

Restricted Stock Units

The Company awarded restricted stock units (“RSUs”) to our CEO who was appointed in November 2021. The award was for 260,000 RSUs which vest over three years on the anniversary of his hiring. The fair market value of these RSUs at the date of grant was $881. The Company also awarded 117,189 RSUs to its 3 independent directors in April 2022 whose fair market value was $300. During the three and nine months ended April 30, 2022, the Company recognized shared based compensation expense of $86 and $159, respectively for these RSUs.

The following table summarizes RSU activity during the nine month period ended April 30, 2022:

	Number of RSUs outstanding	Weighted Average Fair Value per Unit at Date of Grant or Vesting	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Granted	377,189	$3.13
Vested	—	—
Cancelled	—	$—
Outstanding at end of period	377,189	$3.18	2.36 years	$1,181
Expected to vest at end of period	377,189	$	2.36 years	$1,181

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2022	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$18,630	$7,592	—	—	$26,222

Operating costs and expenses:
Cost of revenues	11,180	4,869	—	—	16,049
Research and development	666	458	9	—	1,133
Selling, general and administrative	6,756	2,786	—	1,900	11,442
Legal fee expense	12	10	—	712	734
Total operating costs and expenses	18,614	8,123	9	2,612	29,358

Operating income (loss)	16	(531)	(9)	(2,612)	(3,136)

Other income (expense):
Interest, net	(2)	10	—	46	54
Other	15	(2)	—	(729)	(716)
Foreign exchange loss	—	(1,056)	—	—	(1,056)
Net income (loss)	$29	$(1,579)	$(9)	$(3,295)	$(4,854)

Depreciation and amortization included above	$430	224	—	78	732

Share-based compensation included in above:
Selling, general and administrative	38	1	—	119	158
Cost of revenues	4	—	—	—	4
Total	$42	1	—	119	162

Capital expenditures	$202	572	—	82	856

Three months ended April 30, 2021	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues	$25,018	$7,779	—	—	$32,797

Operating costs and expenses:
Cost of revenues	12,733	4,018	—	—	16,751
Research and development	173	643	$20	—	836
Selling, general and administrative	7,029	2,810	17	$2,226	12,082
Legal fee expenses	95	10	—	956	1,061
Total operating costs and expenses	20,030	7,481	37	3,182	30,730

Operating income (loss)	4,988	298	(37)	(3,182)	2,067

Other income (expense):
Interest, net	(4)	11	—	53	60
Other	1	2	—	(91)	(88)
Foreign exchange loss	—	(33)	—	—	(33)
Net income (loss)	$4,985	$278	$(37)	$(3,220)	$2,006

Depreciation and amortization included above	$399	$208	$—	$66	$673

Share-based compensation included in above:
Selling, general and administrative	9	41	—	208	258
Cost of revenues	39	—	—	—	39
Total	$48	$41	$—	$208	$297

Capital expenditures	$1,544	$180	$—	$23	$1,747

Nine months ended April 30, 2022	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$62,045	$24,742	—	—	$86,787

Operating costs and expenses:
Cost of revenues	34,969	14,191	—	—	49,160
Research and development	762	1,901	$34	—	2,697
Selling, general and administrative	19,568	8,920	—	$8,472	36,960
Legal and related expenses	217	23	—	4,621	4,861
Total operating costs and expenses	55,516	25,035	34	13,093	93,678

Operating income (loss)	6,529	(293)	(34)	(13,093)	(6,891)

Other income (expense):
Interest, net	(7)	28	—	140	161
Other	69	3	—	(1,283)	(1,211)
Foreign exchange (loss)		(1,887)	—	—	(1,887)
Net income (loss)	$6,591	$(2,149)	$(34)	$(14,236)	$(9,828)

Depreciation and amortization included above	$1,286	$626	$—	$226	$2,138

Share-based compensation included in above:
Selling, general and administrative	74	2	—	961	1,037
Cost of revenues	20	—	—	—	20
Total	$94	$2	$—	$961	$1,057

Capital expenditures	$795	$1,788	$—	$520	$3,103

Nine months ended April 30, 2021	Clinical Services	Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$70,229	$22,689	—	—	$92,918

Operating costs and expenses:
Cost of revenues	37,436	11,718	—	—	49,154
Research and development	454	1,868	$66	—	2,388
Selling, general and administrative	19,552	7,848	50	$5,659	33,109
Legal and related expenses	191	16	—	3,786	3,993
Total operating costs and expenses	57,633	21,450	116	9,445	88,644

Operating income (loss)	12,596	1,239	(116)	(9,445)	4,274

Other income (expense):
Interest	(14)	29	—	(55)	(40)
Other	30	6	—	(91)	(55)
Foreign exchange gain		428	—	—	428
Net income (loss)	$12,612	$1,702	$(116)	$(9,591)	$4,607

Depreciation and amortization included above	$1,189	$581	$—	$198	$1,968

Share-based compensation included in above:
Selling, general and administrative	28	73	—	473	574
Cost of revenues	66	—	—	—	66
Total	$94	$73	$—	$473	$640

Capital expenditures	$2,425	$378	$—	$67	$2,870

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

On September 2, 2021, the PTO issued a non-final office action in an ex parte reexamination concerning the ’197 Patent. In the office action, the PTO rejected certain claims of the ’197 Patent under 35 U.S.C. § 102 and for nonstatutory double-patenting. Enzo responded to the office action on January 3, 2022.

On February 5, 2020, Harbert Discovery Fund, LP and Harbert Discovery Co-Investment Fund I, LP (“HDF”) brought an action in the United States District Court for the Southern District of New York against the Company and five of its present or former Directors, Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce A. Hanna, Dov Perlysky and Rebecca Fischer. On March 26, 2020, HDF filed an amended complaint against the same defendants. Count I asserted the Company violated Section 14(a) of the Securities and Exchange Act of 1934 and Rule 14a-9 thereunder by disseminating proxy materials that made purportedly false statements. Count II asserted a claim against the individual defendants under Section 20(a) of the Exchange Act premised on Enzo’s purported violation of Section 14(a) and Rule 14a-9. Count III asserted the individual defendants breached their fiduciary duty, based on the same conduct and by seeking to entrench themselves. Finally, Count IV purported to assert a derivative claim for a declaration that any amendment to Article II, Section 2 requires the approval of 80% of Enzo’s shareholders. On July 16, 2020, the day before the defendants’ motion to dismiss was due, HDF asked the Court to dismiss their claims without prejudice. Defendants asked HDF to dismiss the claims with prejudice, but they refused. On July 17, 2020, the Court dismissed the claims without prejudice.

On November 27, 2020, the Company brought an action in the United States District Court for the Southern District of New York against Harbert Discovery Fund, LP, Harbert Discovery Co-Investment Fund I, LP, Harbert Fund Advisors, Inc., Harbert Management Corp. and Kenan Lucas (together, “Harbert”). The Company alleges Harbert made false and misleading representations, or omitted to state material facts necessary to make their statements not misleading, in proxy materials they disseminated seeking the election to the Company’s Board of Directors at its 2019 Annual Meeting of two candidates they nominated, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder. The Company seeks damages and injunctive relief. On October 12, 2021, HDF filed nine counterclaims against the Company and present and former directors Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce A. Hanna, Dov Perlysky, Rebeca Fischer, Dr. Mary Tagliaferri and Dr. Ian B. Walters. HDF claims the Company made false and misleading representations in proxy materials it disseminated in connection with its 2019 Annual Meeting, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder, and that the Company’s directors at that time are liable under Section 20(a) of the Exchange Act for the Company’s purported misstatements. HDF also claims that current and former Company directors breached their fiduciary duties by taking four corporate actions: (a) adjourning the 2019 meeting for 25 days; (b) purportedly causing the two Harbert candidates for director, who were elected at the 2019 Meeting, to resign in November 2020; (c) authorizing the November 27, 2020 Lawsuit; and (d) not accepting Dr. Rabbani’s resignation as a director in March 2021. On December 9, 2021, the Court granted the motion to dismiss except with respect to the counterclaim that Enzo violated the securities law by announcing on January 20, 2020 that it had decided to “delay” the 2019 annual meeting when it intended to convene and adjourn the meeting (the “Delay Statement”) and the counterclaims that the Company’s directors at that time violated Section 20(a) of the Exchange Act and breached their fiduciary duties in connection with the Delay Statement. The Court allowed HDF to move for leave to replead with respect to its counterclaims that were dismissed.

On June 7, 2022, the Company, Drs. Hanna, Tagliaferri, and Walters, Ms. Fischer, Mr. Perlysky and Harbert executed a settlement agreement. A stipulation of dismissal with prejudice was so ordered by the Court on June 7, 2022.   Pursuant to the terms of the Order: (i) all claims asserted by Harbert against the Company, Drs. Hanna, Tagliaferri, and Walter, Ms. Fischer, and Mr. Perlysky shall be dismissed with prejudice, and (ii) all claims asserted by the Company against Harbert shall be dismissed with prejudice.  Messrs. Rabbani and Weiner did not execute the settlement agreement.

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

On January 21, 2022, Elazar Rabbani, Ph.D., the Company’s co-founder and Chief Executive Officer, was provided a notice of termination of his employment by the Company. His termination became effective April 21, 2022, which was 90 days from the date of notice. Dr. Rabbani remains a director of the Company. Dr. Rabbani is a party to an employment agreement with the Company, which entitles him to certain termination benefits, including severance pay, acceleration of vesting of share-based compensation, continuation of benefits and tax gross up certain of these termination benefits. Based on the terms of his employment agreement, the Company estimated and accrued a charge of $2,600, for the three and nine months ended April 30, 2022 which is included in Selling, general and administrative expenses. The charge was partially offset by the reversal of bonus accruals. In May 2022, the Company paid Dr. Rabbani $2,123 in accordance with terms of the employment contract.

On February 25, 2022, Barry Weiner, the Company’s co-founder and President, notified the Company that he was terminating his employment as President of the Company for “Good Reason” as defined in his employment agreement. The Company accepted Mr. Weiner’s termination, effective April 19, 2022 but disagrees with Mr. Weiner’s assertion regarding “Good Reason.” As of April 30, 2022, the Company has not accrued any charges related to Mr. Weiner’s termination.

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

Results of Operations

Three months ended April 30, 2022 compared to April 30, 2021
(in 000s)

Comparative Financial Data for the Three Months Ended April 30,

	2022	2021	Favorable (Unfavorable)	% Change

Revenues	$26,222	$32,797	$(6,575)	(20)

Operating costs and expenses:
Cost of revenues	16,049	16,751	702	4
Research and development	1,133	836	(297)	(36)
Selling, general and administrative	11,442	12,082	640	5
Legal and related expenses, net	734	1,061	327	31
Total operating costs and expenses	29,358	30,730	1,372	4

Operating (loss) income	(3,136)	2,067	(5,203)	**

Other income (expense):
Interest, net	54	60	(6)	(10)
Other	(716)	(88)	(628)	**
Foreign currency loss	(1,056)	(33)	(1,023)	**
Total other (expense)	(1,718)	(61)	(1,657)	**

Net (loss) income	$(4,854)	$2,006	$(6,860)	**

Net (loss) income per common share:
Basic	$(0.10)	$0.04
Diluted	$(0.10)	$0.04
Weighted average common shares outstanding:
Basic	48,713	48,391
Diluted	48,713	48,788

**	not meaningful

Consolidated Results:

The “2022 period” and the “2021 period” refer to the three months ended April 30, 2022 and April 30, 2021, respectively.

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

Due to the COVID-19 pandemic, we have experienced significant volatility, including periods of material decline compared to prior year periods in testing volume in our base business and periods of significant demand for COVID-19 testing services, with demand generally fluctuating in line with changes in the prevalence of the virus and its related variants. Compared to historical levels, our revenue per requisition has been positively impacted by COVID-19 molecular testing. While the Company anticipates that COVID-19 will continue to impact its business for the rest of fiscal 2022 and potentially beyond, the Company expects that increases in vaccination rates and booster shots, the development of new therapeutics and greater availability of rapid COVID-19 tests will likely result in a continued, significant decline in demand for COVID-19 testing for the foreseeable future. We experienced a sequential quarter decrease in Clinical laboratory services revenues of $5.0 million in the 2022 period when compared to the second quarter ended January 31, 2022 based on decreased COVID-19 testing. As a result, COVID-19 testing revenues for the fiscal year ending July 31, 2022 have not and likely will not match fiscal 2021 levels.

In March 2022, the U.S. Health Resources and Services Administration (“HRSA”) informed providers that, after March 22, 2022, it would stop accepting claims for testing and treatment for uninsured individuals under the HRSA COVID-19 Uninsured Program and that claims submitted prior to that date would be subject to eligibility and availability of funds. Although we believe that our estimates for contractual allowances and patient price concessions are appropriate, actual results could differ from those estimates. If the HRSA receives additional funding, it might again accept claims under the Uninsured Program.

Clinical services revenues for the 2022 period were $18.6 million compared to $25.0 million in the 2021 period, a decrease of $6.4 million or 26%. Revenues from COVID-19 testing represented 43% and 59% of Clinical revenues in the 2022 and 2021 periods, respectively, due to lower volume as well as pricing pressures. Diagnostic testing volume measured by the total number of accessions for all our testing services decreased approximately 23% period over period, resulting in the 2022 period’s revenue decrease.

Estimated collection amounts are subject to the complexities and ambiguities of third-party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. In 2014, Congress passed the U.S. Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Beginning in 2018, Medicare payments for clinical laboratory services are paid based upon the volume-weighted median of private payer rates as reported by certain clinical laboratories across the US, replacing the previous system which was based upon fee schedules derived from historical charges for clinical laboratory tests. We estimate that the effect of PAMA directly negatively impacted reimbursements from Medicare and Medicaid in each of the 2022 and 2021 periods by approximately $0.3 million.

Product revenues were $7.6 million in the 2022 period and $7.8 million in the 2021 period, a decrease of $0.2 million or 2%. We experienced a decrease in sales in both the European and Asia Pacific markets, nearly offset by an increase in the US market.

The cost of Clinical Services was $11.2 million in the 2022 period and $12.7 million in the 2021 period, a decrease of $1.5 million or 12% due to the decline in revenues. During the 2022 period, reagent and outside reference testing expenses declined $2.1 million, which was partially offset by an increase in labor expenses of $0.6 million. The gross profit margin on Clinical Services revenues in the 2022 period was approximately 40% versus 49% in the 2021 period, due to the decline in COVID-19 testing, which has higher margins than non-specialty testing.

The cost of Product revenues was $4.9 million in the 2022 period and $4.0 million in the 2021 period, an increase of $0.9 million or 21%. The gross profit margin on Products was 36% in the 2022 period and 48% in the 2021 period. The 2022 period gross profit was negatively impacted by increased manufacturing headcount, increases in the cost of materials consumed, and the product mix sold.

Research and development expenses were $1.1 million in the 2022 period and $0.8 million in the 2021 period, an increase of $0.3 million or 36%. Research activities include lab developed tests (LDTs) for sexually transmitted infection (STI) panels and the detection of COVID-19.

Selling, general and administrative expenses were $11.4 million during the 2022 period versus $12.1 million during the 2021 period, a decrease of $0.6 million or 5%. The Clinical Services expense decreased $0.3 million due to lower commission compensation earned on lower services revenues. The Other segment expense decreased $0.3 million, net primarily due to a reversal of accumulated performance stock unit compensation expense of $0.1 million related to a former executive and a decrease in consulting and other professional fees. The Life Sciences Products expense was unchanged period over period.

Legal and related expenses were $0.7 million during the 2022 period compared to $1.0 million in the 2021 period, a decrease of $0.3 million or 31%. Legal activities were slightly lower as the Company is working to reduce its legal initiatives and other corporate expenses.

Interest income, net was approximately $0.1 million in both the 2022 and 2021 periods and was earned on marketable securities in bond funds, and is net of interest expense primarily incurred on a mortgage.

Other (expense) in the 2022 period was $(0.7) million compared to $(0.1) million in the 2021 period, an unfavorable variance of approximately $0.6 million. During the 2022 period, the primary component of the expense was realized losses on marketable securities in bond funds. As of the end of the 2022 period, we had sold all our holdings in these bond funds.

The foreign currency revaluation loss recognized by the Life Sciences Products segment during the 2022 period was $1.1 million compared to nil in the 2021 period. The 2022 period revaluation loss was due to depreciation of the Euro, British pound and Swiss franc versus the U.S. dollar ranging from 4.4% to 6.4% as of the end of the period compared to its start. The slight revaluation loss in the 2021 period was due to depreciation of the Euro, British pound and Swiss franc versus the U.S. dollar ranging from 0.5% to 2.1% as of the end of that period compared to its start.

Results of Operations

Nine months ended April 30, 2022 compared to April 30, 2021
(in 000s)

Comparative Financial Data for the Nine Months Ended April 30,

	2022	2021	Favorable (Unfavorable)	% Change

Revenues	$86,787	$92,918	$(6,131)	(7)

Operating costs and expenses:
Cost of revenues	49,160	49,154	(6)	**
Research and development	2,697	2,388	(309)	(13)
Selling, general and administrative	36,960	33,109	(3,851)	(12)
Legal and related expenses, net	4,861	3,993	(868)	(22)
Total operating costs and expenses	93,678	88,644	(5,034)	(6)

Operating (loss) income	(6,891)	4,274	(11,165)	**

Other income (expense):
Interest, net	161	(40)	201	**
Other	(1,211)	(55)	(1,156)	**
Foreign currency (loss) gain	(1,887)	428	(2,315)	**
Total other income (expense)	(2,937)	333	(3,270)	**

Net (loss) income	$(9,828)	$4,607	$(14,435)	**

Net (loss) income per common share:
Basic	$(0.20)	$0.10
Diluted	$(0.20)	$0.10
Weighted average common shares outstanding:
Basic	48,552	48,097
Diluted	48,552	48,201

**	not meaningful

Consolidated Results:

The “2022 period” and the “2021 period” refer to the nine months ended April 30, 2022 and April 30, 2021, respectively, which represent the three quarters of the Company’s fiscal year ending July 31.

Clinical services revenues for the 2022 period were $62.0 million compared to $70.2 million in the 2021 period, a decrease of $8.2 million or 12%. Revenues from COVID-19 testing represented 49% and 52% of Clinical revenues in the 2022 and 2021 periods, respectively, due to lower volume as well as pricing pressures. Diagnostic testing volume measured by the total number of accessions for all our testing services decreased approximately 13% period over period, which resulted in the 2022 period’s revenue decrease.

Estimated collection amounts are subject to the complexities and ambiguities of third-party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. In 2014, Congress passed the U.S. Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Beginning in 2018, Medicare payments for clinical laboratory services are paid based upon the volume-weighted median of private payer rates as reported by certain clinical laboratories across the US, replacing the previous system which was based upon fee schedules derived from historical charges for clinical laboratory tests. We estimate that the effect of PAMA directly negatively impacted reimbursements from Medicare and Medicaid in the 2022 and 2021 periods by $0.9 million and $1.1 million, respectively.

Product revenues were $24.7 million in the 2022 period and $22.7 million in the 2021 period, an increase of $2.0 million or 9%. During the 2022 period, we completed a bulk sale of a GMP reagent to a large industrial customer in the US in the amount of $2.8 million. It is not known at this time if there will be repeat sales to this customer. Excluding this bulk sale, an increase in sales in the US market was not enough to offset larger declines in both the European and Asia Pacific markets. During the first quarter of the 2022 period, we completed the winding down and closure of our manufacturing and distribution center in Ann Arbor, MI and moved the operations to our Farmingdale, NY campus. As a result of the winding down, we experienced some disruption in the manufacture and distribution of our products, and experienced delays in product availability and fulfillment, which particularly impacted our customers in Europe. These disruptions were resolved during by latter part of the 2022 period.

The cost of Clinical Services was $35.0 million in the 2022 period and $37.4 million in the 2021 period, a decrease of $2.4 million or 7%, in line with the decline in revenues. During the 2022 period, we reduced our outside reference testing costs for COVID-19 by approximately $3.2 million by utilizing our internal manufacturing capabilities, thereby reducing some of our reliance on testing and reagents sourced from third parties, as compared to the 2021 period, and from lower COVID-19 accessions in the 2022 period. Due to lower accessions for testing other than COVID-19, reagent costs declined $1.4 million in the 2022 period. These cost reductions were partially offset by higher personnel costs related to COVID-19 testing, totaling $2.0 million and other costs of $0.2 million. The gross profit margin on Clinical Services revenues in the 2022 and 2021 periods was approximately 44% and 47% respectively. The lower margin in the 2022 period was due to the decline in COVID-19 testing, which has higher margins than non-specialty testing.

The cost of Product revenues was $14.2 million in the 2022 period and $11.7 million in the 2021 period, an increase of $2.5 million or 21%. The gross profit margin on Products was 43% in the 2022 period and 48% in the 2021 period. During the 2022 period, we completed the winding down and closure of our manufacturing and distribution center in Ann Arbor, MI and moved the operations to our Farmingdale, NY campus. As a result of the operational transition, there was a temporary increase and overlap in manufacturing headcount and overhead costs during the beginning of the period, which negatively affected the 2022 period gross profit margin.

Research and development expenses were $2.7 million in the 2022 period and $2.4 million in the 2021 period, an increase of $0.3 million or 13%. Research activities include lab developed tests (LDTs) for sexually transmitted infection (STI) panels and the detection of COVID-19.

Selling, general and administrative expenses were $37.0 million during the 2022 period versus $33.1 million during the 2021 period, an increase of $3.9 million or 12%. The Life Sciences Products expense increased $1.1 million during the 2022 period, of which $0.4 million was due to employee severance expenses associated with the completion of the winding down and closure of our manufacturing and distribution center in Ann Arbor, MI and the cost of moving its operations to our Farmingdale, NY campus at the beginning of the period. The segment also experienced increases in marketing expenses such as website ads, promotions and campaigns, trade shows, an increase in sales and marketing headcount, and an increase in facility expenses such as maintenance and utilities. The Other segment expense increased $2.8 million during the 2022 period and includes compensation expense (on a net basis) of $1.3 million for a former executive’s severance. The expense also increased in the 2022 period by $0.8 million for bonus accruals and share based compensation and $0.7 million for salaries, benefits and facility costs. The Clinical Services expense was unchanged period over period as lower commissions earned in the 2022 period were offset by increases in other compensation and facility costs.

Legal and related expenses were $4.9 million on a net basis during the 2022 period compared to $4.0 million in the 2021 period, an increase of $0.9 million or 22%. During the 2022 period, we incurred higher legal expense for activities associated with strategic initiatives and other corporate matters, which were partially offset by the recognition of a credit of $1.0 million associated with a fee settlement and release agreement with a former legal services provider.

Interest income, net was $0.2 million in the 2022 period versus interest (expense), net of less than $(0.1) million in the 2021 period, a favorable variance of $0.2 million. During the 2022 period, we earned interest on marketable securities in bond funds, net of interest expense primarily on a mortgage. During the 2021 period, we were not invested in interest earning marketable securities until the latter part of that period, earned insignificant interest on cash and cash equivalents, and incurred interest expense on the mortgage.

Other expense in the 2022 period was $1.2 million and less than $0.1 million in the 2021 period, an unfavorable variance of $1.2 million. During the 2022 period, the primary component of the expense was realized losses, net on marketable securities in bond funds of $1.3 million. As of the end of the 2022 period, we had sold all our holdings in these bond funds. During the 2022 and 2021 periods, we earned interest from these investments approximating $0.3 million and $0.1 million respectively, which amounts are included in interest income, net.

The foreign currency revaluation (loss) gain recognized by the Life Sciences Products segment during the 2022 period was $(1.9) million compared to a gain of $0.4 million in the 2021 period, an unfavorable variance of $2.3 million. The 2022 period revaluation loss was due to the substantial depreciation of the Euro, British pound and Swiss franc versus the U.S. dollar as of the end of the period compared to its start, ranging from 7.0% to 11.2%. The revaluation gain in the 2021 period was due to appreciation of the Euro, British pound and Swiss franc versus the U.S. dollar as of the end of that period compared to its start, ranging from 0% to 5.8%.

Liquidity and Capital Resources

At April 30, 2022, the Company had cash and cash equivalents totaling $31.1 million of which $0.6 million was in foreign accounts, as compared to cash and cash equivalents and marketable securities of $43.5 million, of which $0.9 million was in foreign accounts at July 31, 2021. It is the Company’s current intent to permanently reinvest these foreign funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations.

The Company had working capital of $37.6 million at April 30, 2022, compared to $44.5 million at July 31, 2021, a decrease of $6.9 million. The decrease in working capital was due to the use of cash and cash equivalents to fund operations and capital expenditures.

Net cash used in operating activities during the 2022 period was approximately $7.5 million, compared to net cash provided by operating activities of $0.3 million during the 2021 period, an unfavorable variance of $7.8 million. The net cash used in the 2022 period was due to the net loss of $9.8 million, a net increase of $3.6 million in operating assets, primarily accounts receivable and inventories, and a net decrease of $1.0 million in operating liabilities, primarily accrued liabilities and accounts payable. These uses were partially offset by non-cash expense adjustments of $6.9 million. The net cash provided by operating activities in the 2021 period of $0.3 million was due to the net income of $4.6 million and net non-cash expenses of approximately $2.8 million which were partially offset by a net increase of $7.1 million in operating assets including, but not limited to, accounts receivable and inventories.

Net cash provided by investing activities during the 2022 period was approximately $25.6 million as compared to cash used in investing activities of $32.9 million in the 2021 period. During the 2022 period, we sold all of the marketable securities we had purchased in the 2021 period. Capital expenditures in the 2022 and 2021 periods were $3.1 million and $2.9 million, respectively and represent expenditures to support and grow our existing operations, including investments in laboratory equipment, information technology, and the buildout of our Farmingdale campus.

Cash used in financing activities in the 2022 and 2021 periods approximated $0.2 million for payments related to a mortgage and finance leases.

As of April 30, 2022 we had a mortgage principal balance of $4.0 million entered into for the purchase of a building facility, which bears a fixed interest rate of 5.09% per annum. It requires monthly mortgage payments of $30. Our obligations under the mortgage agreement are secured by the facility and by a $1,000 cash collateral deposit with the mortgagee as additional security, which is included in other assets as of April 30, 2022. Effective October 19, 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace a financial ratio covenant with a liquidity covenant. The liquidity covenant required that we own and maintain at all times, and throughout the remaining term of the loan, at least $25 million of liquid assets, defined as time deposits, money market accounts and commercial paper, and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. As of July 31, 2021, the Company was in compliance with the financial and liquidity covenants in effect at that time related to this mortgage.

Effective September 29, 2021, the Company and the mortgagee agreed to further covenant restructuring whereby (a) the liquidity covenant was reduced to 150% of the loan principal (or approximately $6 million at April 30, 2022) from $25 million previously, and (b) the collateral requirement would be increased from $0.75 million to $1.0 million. The Company increased the collateral deposit to $1.0 million in November 2021 and was in compliance with the liquidity covenant as of April 30, 2022.

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

During the three months ended April 30, 2022 and 2021, the contractual adjustment percentages, determined using current and historical reimbursement statistics, was 83.3% and 81.2% respectively, of gross billings. During the nine months ended April 30, 2022 and 2021, the contractual adjustment percentages, determined using current and historical reimbursement statistics, was 82.5% and 82.2% respectively, of gross billings. In general, the Company believes a decline in reimbursement rates or a shift to managed care or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical services revenues of approximately $3.5 million and $3.9 million for the nine months periods ended April 30, 2022 and 2021 respectively, and a change in the net accounts receivable of approximately $0.4 million as of April 30, 2022.

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

The following is a table of the Company’s net accounts receivable by services and by products. Net receivables for Clinical Services are detailed by billing category and as a percent to its total net receivables. At April 30, 2022 and July 31, 2021, approximately 66% and 59%, respectively of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities.

The accounts receivable balance for Life Science products includes foreign receivables of $0.9 million or 22% and $1.4 million or 33% of its total receivables as of April 30, 2022 and July 31, 2021, respectively.

Net accounts receivable

Billing category	As of April 30, 2022		As of July 31, 2021
Clinical Services
Third party payers	$3,271	42%	$2,195	36%
Patient self-pay	2,887	37	2,007	33
Medicare	781	10	1,122	19
HMOs	836	11	692	12
Total Clinical Services	7,775	100%	6,016	100%
Total Life Sciences	3,986		4,182
Total accounts receivable - net	$11,761		$10,198

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

The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate patient information in order to bill effectively for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. As of April 30, 2022, approximately 20% of Clinical Labs receivables are from one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMOs”) categories.

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

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at April 30, 2022, our assets and liabilities would decrease by $0.3 million and $0.1 million, respectively, and our net revenues and net income (loss) would decrease by $0.9 million and $0.4 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.9 million on an annual basis.

Interest Rate Risk

As of April 30, 2022, we have fixed interest rate financing on a building mortgage and equipment finance leases.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K, as amended for the fiscal year ended July 31, 2021 filed with the Securities and Exchange Commission, other than as noted in Note 12 to the Consolidated Financial Statements as of April 30, 2022.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: June 9, 2022	by:	/s/ David Bench
Chief Financial Officer and Principal Accounting Officer