Form 10-K
period 2022-07-31
ENZO BIOCHEM INC
filed 2022-10-14
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-09974

ENZO BIOCHEM, INC.

(Exact name of registrant as specified in its charter)

New York	13-2866202
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

81 Executive Blvd. Suite 3
Farmingdale, NY	11735
(Address of principal executive offices)	(Zip Code)

(212) 583-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	ENZ	The New York Stock Exchange

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $131,825,000 as of January 31, 2022.

The number of shares of the Company’s common stock, $.01 par value, outstanding at October 11, 2022 was 48,720,454.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about January 23, 2023 are incorporated by reference into Part III of this annual report.

i

PART I

Item 1. Business

Overview

Enzo Biochem, Inc. (the “Company” “we”, “our” or “Enzo”) is an integrated diagnostics, clinical lab, and life sciences company focused on delivering and applying advanced technology capabilities to produce affordable reliable products and services that enable our customers to meet their clinical needs. We provide advanced biotechnology solutions to the global community as affordable and flexible quality products and services. We develop, manufacture and sell our proprietary technology solutions and platforms to clinical laboratories, specialty clinics, and researchers globally. Enzo’s structure and business strategy represent the culmination of years of extensive planning and work.  The Company has the unique ability to offer low cost, high performance products and services for diagnostic testing, which ideally positions us to capitalize on the reimbursement pressures facing diagnostic labs. Our pioneering work in genomic analysis coupled with our extensive patent estate and enabling platforms have positioned the Company to continue to play an important role in the rapidly growing molecular medicine marketplaces.

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

In the course of our research and development activities, we have built a substantial portfolio of intellectual property assets, comprised of 443 issued and in-licensed patents worldwide and 61 pending patent applications, to date, along with extensive enabling technologies and platforms.

Operating Segments

We are comprised of three interconnected operating segments which have evolved out of our core competencies involving the use of nucleic acids as informational molecules and the use of compounds for immune modulation and which have been augmented by previous acquisitions of a number of related companies. Financial information by geographic area and business segments for the fiscal years ended July 31, 2022, 2021 and 2020 is located in Note 16 – Segment Reporting in the Notes to Consolidated Financial Statements. During fiscal years 2020 through 2022 we had a third operating segment, Enzo Therapeutics, which is included as a separate segment in Note 16.

Below are brief descriptions of each of our operating segments:

Enzo Clinical Lab is a clinical reference laboratory providing a wide range of clinical services to physicians, medical centers, other clinical labs and pharmaceutical companies. The Company believes having a Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified and College of American Pathologists (“CAP”) accredited medical laboratory located in New York provides us more access to the clinical marketplace. Enzo Clinical Labs offers an extensive menu of molecular and other clinical laboratory tests and procedures used in patient care by physicians to establish or support a diagnosis, monitor treatment or medication, and search for an otherwise undiagnosed condition. Our laboratory is equipped with state-of-the-art communication and connectivity solutions enabling the rapid transmission, analysis and interpretation of generated data. We operate a full service clinical laboratory in Farmingdale, New York, a network of over 30 patient service centers throughout New York, New Jersey and Connecticut, two free standing “STAT” or rapid response laboratories in New York City and Connecticut, an in-house logistics department, and an information technology department. Under our license in New York State, we are able to offer testing services to clinical laboratories and physicians nationwide.

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

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. Enzo Therapeutics has focused its efforts on developing treatment regimens for diseases and conditions for which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 109 patents and patent applications.

The Company’s primary sources of revenue have historically been from the clinical laboratory services provided by Enzo Clinical Lab to the healthcare community and Enzo Life Sciences product revenues from customers worldwide. The following table summarizes the sources of revenues for the fiscal years ended July 31, 2022, 2021 and 2020 (in thousands except percentages):

Fiscal year ended July 31,	2022		2021		2020
Clinical laboratory services	$74,428	70%	$86,984	74%	$47,964	63%
Product revenues	32,643	30	30,747	26	26,561	35
Grant income	—	—	—	—	1,496	2
Total	$107,071	100%	$117,731	100%	$76,021	100%

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

Therapeutics

We believe our core technologies have broad diagnostic and therapeutic applications. Historically, we focused our efforts on discovering how best to treat pathologies associated with growth or metabolic control and immune-mediated diseases, including autoimmune diseases and cancers. Although the causes of disorders such as Crohn’s disease, autoimmune uveitis and non-alcoholic steatohepatitis (NASH) remain unknown, various features suggest immune system involvement in their pathogenesis. In years past, we tested technologies we believed could serve as enabling platforms for developing medicines that genetically target and inhibit viral functions, as well as medicines that regulate the immune response. In addition to such past efforts to develop therapeutic products, we continue to capitalize on our nucleic acid labeling, target and signal amplification, and detection technologies and intellectual property to develop diagnostic and monitoring tests for various diseases. We believe our expertise in developing and securing approvals of novel diagnostic platform technologies may enable others to shorten the development time for therapeutic applications.

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

By developing a broad technology base, we are positioned for a robust flow of products and services that will provide medically relevant, cost effective solutions easily adaptable to the workflow of the clinical laboratory, and its ability to do so is contingent on several factors, including:

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

Expand and protect our intellectual property estate

Since our inception, we have followed a strategy of creating a broadly encompassing patent position in the life sciences and therapeutics areas. We have made obtaining patent protection a central strategic policy, both with respect to our proprietary platform technologies and products, as well as broadly in the areas of our research activities. During fiscal 2022 and 2021, we were issued 15 and 21 patents, respectively, expanding our patent estate in the area of nucleotides, amplification, labeling and detection, among others.

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

Since 2015 we have had 10 submissions and approvals on lab developed tests (LDTs) from the New York State Department of Health for clinical analysis based on Enzo’s proprietary technology platforms, and four EUAs or EUA expansions by the FDA. The comprehensive program includes 16 analytes and multiple specimen source and collection devices.

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

In October 2022, Enzo launched a new series of AMPIVIEW products for gene expression analysis relying on Enzo developed LoopRNA™ technology. This suite of products will be sold through our Enzo Life Sciences division with the first products focused on analysis of HPV and SARS-CoV-2.  These tissue pathology products complement Enzo’s current portfolio of oncology and infectious disease products and services.

In April 2022, Enzo received  approval from the New York State Department of Health  for its AMPIPROBE® HPV test. The AMPIPROBE® HPV test is Enzo’s PCR-based test designed to detect 14 high-risk human papillomavirus (HPV) variants. Also in 2022, Enzo received additional approvals from the New York State Department of Health for our AMPIPROBE® CT/NG/TV tests, and full approval from the  New York State Department of Health for our AMPIPROBE® HBV viral load assay. These open platform tests will be run on the GENFLEX® system but also can be run on any open molecular system.

In July 2021, we received an expansion of our FDA EUA for the rapid extraction method on our proprietary test system for the detection of coronavirus SARS-CoV-2 including the genetic variants that are now proliferating globally. The EUA enables laboratories to immediately use our faster extraction process to reduce the time by over one hour, or more than 25%, enabling more test runs on a single instrument. The rapid extraction method can be used on platforms including our proprietary GENFLEX® automated high-throughput platform, Qiagen’s QIAsymphony® SP lower-throughput platform and our manual workflow. The AMPIPROBE® SARS-Cov-2 Test System includes three components: sample collection, AMPIXTRACT™ SARS-CoV-2 Extraction Kit for sample processing, and AMPIPROBE® SARS-CoV-2 Assay Kit for detection and analysis.

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

In July 2020, we received an EUA from the FDA for our proprietary product for the detection of Coronavirus SARS-CoV-2. The EUA enables other laboratories to use this product with three diverse platforms without requiring further validation. These platforms include our proprietary GENFLEX® automated high-throughput platform, Qiagen’s QIAsymphony® SP lower-throughput platform and Enzo’s manual workflow. The AMPIPROBE® SARS-Cov-2 Test System includes three components: sample collection, AMPIXTRACT™ SARS-CoV-2 Extraction Kit for sample processing, and the AMPIPROBE® SARS-CoV-2 Assay Kit for detection and analysis.

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

Product/Technology	Expected Availability (1)	Platform

FLU AB-RSV Resp Panel 1 AMPIPROBE REALTIME AMPLIFICATION AND DETECTION	Q1 2023	GENFLEX® Molecular System

HSV 1&2/VZV AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION	Q1 2023	GENFLEX® Molecular System

Group Strep B AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION	Q1 2023	GENFLEX® Molecular System

Apolipoprotien E (apoE) TaqMan®REAL-TIME AMPLIFICATION AND DETECTION	Q1 2023	GENFLEX® Molecular System

Monkeypox (orthopoxvirus) AMPIPROBE®REAL-TIME AMPLIFICATION AND DETECTION	Q2 2023	GENFLEX® Molecular System

(1)	Represents the calendar period. There can be no assurances these products can be successfully developed within these timeframes or available on these dates, if at all.

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

Our full service clinical laboratory in Farmingdale, New York contains an infrastructure that includes comprehensive information technology applications, logistics, client services and billing departments. We have a network of over thirty five strategically located patient service centers and a full service phlebotomy department. Patient service centers collect from patients the specimens as requested by physicians. We also operate two fully equipped STAT laboratories in New York City and Connecticut. A “STAT” lab has the ability to perform certain routine tests quickly and report results to the physician immediately.

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

For fiscal years ended July 31, 2022, 2021 and 2020, respectively, approximately 70%, 74%, and 65% of the Company’s revenues were derived from the Clinical Laboratory Services segment. Revenues, net of contractual adjustment, from direct billings under the Federal Medicare program during the years ended July 31, 2022, 2021 and 2020 were approximately 14%, 15%, and 23%, respectively, of the clinical laboratory services segment’s total revenue. The contractual adjustment is an estimate that reduces gross revenue, based on gross billing rates, to amounts expected to be approved and reimbursed. We estimate contractual adjustment based on significant assumptions and judgments, such as the interpretation of payer reimbursement policies which bears the risk of change. The estimation process is based on the experience of amounts approved as reimbursable and ultimately settled by payers, versus the corresponding gross amount billed to the respective payers.

Other than the Medicare program, revenues from UnitedHealthcare and Oxford Health Plan represented approximately 21%, 22%, and 24%, respectively, of the Clinical Laboratory Services segment’s net revenue for the fiscal years ended July 31, 2022, 2021 and 2020. Revenues from Blue Cross Blue Shield represented approximately 11% and 13% of the Clinical Laboratory Services segment’s net revenues for the fiscal years ended July 31, 2022 and 2021, respectively.

At July 31, 2022 and 2021, approximately 59% of the Company’s net accounts receivable was derived from its clinical laboratory business. The Company believes that the concentration of credit risk with respect to the Clinical Labs accounts receivable is mitigated by the diversity of its third party payers that insure individuals. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company also has receivables due from the Federal Medicare program, the Company does not believe that these receivables represent a credit risk since the Medicare program is funded by the federal government and payment is primarily dependent on our submitting the appropriate documentation.

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

In the fiscal years ended July 31, 2022, 2021 and 2020, the Company incurred costs of approximately $3.8 million, $3.3 million, and $4.4 million, respectively, for research and development activities. Starting in fiscal 2018, the Company’s research and development program was refocused to areas that had greater opportunity in molecular diagnostics and immunology chemistry to maximize revenues.

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

Sales and Marketing

Our sales and marketing strategy is to sell our life sciences products through: (i) direct sales to end-users under the Enzo Life Sciences name, with direct recognition to our acquired brands (ii) direct sales to end users under the Axxora electronic market place name (iii) supply agreements with manufacturers and (iv) distributors in major geographic markets. We operate with an understanding of local markets and a well-functioning distribution network system across the globe. Scientists around the world who recognize the brands (Alexis, Assay Designs, Biomol, Enzo and Stressgen) now receive products directly from Enzo Life Sciences where we are recognized for innovative high quality products, supported directly by our qualified technical staff. We sell the same products through our Axxora electronic market place which is also the source for life science research reagents from over 40 specialty manufacturers. Our direct marketing and sales network includes fully-owned subsidiaries (USA, Switzerland, Germany, Benelux, and UK), a branch office in France and a network of third party distributors in most other significant markets worldwide.

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

At the end of fiscal 2022, we owned or licensed 443 patents relating to products, methods and procedures resulting from our internal or sponsored research projects. There can be no assurance that patents will be issued on pending applications or that any issued patents will not be challenged (see Item 3, Legal Proceedings), or that they will have commercial benefit. We do not intend to rely on patent protection as the sole basis for protecting our proprietary technology.

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

Since Enzo’s clinical laboratory receives more than 50% of its total Medicare revenue from the Part B Clinical Laboratory Fee Schedule (CLFS) and the Physician Fee Schedule and receives more than $12,500 in Medicare CLFS revenues per year, we are considered an “applicable laboratory”, and as such, are required to report private payer rate information to CMS. Enzo initially reported data from the first two quarters of Calendar Year (CY) 2016 during Q1 2017, and this information was used (along with data from other relevant laboratories) to calculate Medicare reimbursement rates for CY 2018-2022. The current reporting cycle required us to report private payer rates for fee reimbursements for the period January 1, 2019 to June 30, 2019 to CMS during Q1 2022. This combined data (and data from other laboratories) will be aggregated and utilized again as the basis for the 2023-2025 Medicare CLFS that is expected to be finalized in November 2022.

Reimbursement for Medicare services is subject to annual reduction (sequestration) of 2% under the Budget Control Act of 2011. Beginning in May 2020, there was a suspension of annual sequestration, which resulted in a small benefit to us in the form of higher reimbursement rates for diagnostic testing services performed on behalf of Medicare beneficiaries than had been expected. During December 2021, the suspension of Medicare sequestration was further extended through March 31, 2022 and it was reduced to 1% from April 1, 2022 to June 30, 2022, with the full annual 2% reduction in rates resuming thereafter. The impact of subsequent adjustments to Medicare rates are unclear at this time

Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing may have a material adverse effect on our business. We cannot predict, however, whether and what type of legislation will be enacted into law. In addition, (1) reimbursement denials by third party payers, commercial insurers and health maintenance organizations, (2) reductions or delays in the establishment of reimbursement rates, (3) carrier limitations on the insurance coverage of the Company’s services and (4) the use of the Company as a service provider may have a negative effect on the Company’s future revenues.

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

Eliminating Kickbacks in Recovery Act (“EKRA”)

In 2018, Congress passed EKRA as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. Similar to the Medicare/Medicaid anti-kickback law, EKRA imposes criminal penalties for knowing or willful payment or offer, or solicitation or receipt, of any remuneration, whether directly or indirectly, overtly or covertly, in cash or in kind, in exchange for the referral or inducement of laboratory testing (among other healthcare services) unless a specific exception applies. However, unlike the Medicare/Medicaid anti-kickback law, EKRA is not limited to services covered by federal or state healthcare programs but applies more broadly to services covered by “healthcare benefit programs,” including commercial insurers. As currently drafted, EKRA potentially expands the universe of arrangements that could be subject to government enforcement under federal fraud and abuse laws. In addition, while the Medicare/Medicaid anti-kickback law includes certain exceptions that are widely relied upon in the healthcare industry, including compensating employees on a percentage basis, not all of those same exceptions apply under EKRA. EKRA expressly does not protect employee compensation that varies by the number of individuals referred to a laboratory, the number of tests performed by a laboratory, or the amount billed to or received from a health benefit program from individuals referred to a laboratory.  Because EKRA is a relatively new law, there is no agency guidance and only two courts have addressed the application of EKRA and the courts reached different conclusions.

No Surprises Act

The No Surprises Act (“NSA”) prohibits nonparticipating or out-of-network (“OON”) Providers and Facilities from “balance billing” participants in certain circumstances for plans years effective January 1, 2022.  This means, generally, that the OON Provider/Facility may not bill, and must not hold liable, a participant for a payment amount for the item or service furnished by the provider/facility with respect to a visit at the facility that exceeds the participant’s cost-sharing requirement for that item/service.  In general, the NSA prohibition on balance billing applies to: (i)  emergency and post-stabilization services given to a participant by nonparticipating providers or a nonparticipating facility; (ii) nonemergency services given to a participant by nonparticipating providers in nonparticipating facilities, and (iii) air ambulance services.  The NSA requires both providers and health plans to assist patients with accessing health care cost information.  The NSA also allows providers and insurers an opportunity to negotiate reimbursement amounts and, in the alternative, access to an independent dispute resolution process.  Whether the NSA applies to services provided by Enzo depends on various factors, including whether the service was an emergency service or a non-emergency service, whether it is an in-network provider or an OON provider and additionally if the patient is uninsured or self-pay (elects not to use insurance).

False Claims Act

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

Stark Law

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

Various federal and state laws, including the Stark law and New York State laws, may also apply in ways that impose restrictions on the supplies and other items that laboratories may provide to their clients without charge. For example, in the case of the Stark law, laboratories may provide clients with items, devices or supplies that are used solely to collect, transport or store specimens for the laboratory or to communicate results or tests without implicating the law, but not surgical items, devices or supplies. The Company has implemented procedures to ensure compliance with these laws and restrictions.

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

Manufacturing and Research Facilities

Our integrated laboratory and scientific efforts currently take place primarily at three adjacent facilities in Farmingdale, New York. One facility is utilized entirely by Life Science products as its global headquarters, and also for research and manufacturing with special handling capabilities and clean rooms suitable for our operations. The Life Sciences segment had centered its US logistics, reagent and kit manufacturing at a leased facility in Ann Arbor, Michigan, and its European logistics operations in Lausen, Switzerland. We began renovation of an acquired facility in Farmingdale, NY which is adjacent to the other two starting in July 2020. This facility is being used for manufacturing operations and some administrative functions. Effective September 30, 2021 we exited the Ann Arbor, Michigan facility and brought its manufacturing operations to Farmingdale, NY in order to consolidate our United States operations into one geographic location. We also contract with qualified third-party contractors to manufacture our products in cases where we deem it appropriate, for example, when it is not cost-effective to produce a product ourselves or where we seek to leverage the expertise of another manufacturer in a certain area.

Employees

As of July 31, 2022, we employed 465 full-time and 55 part-time employees. Of the full-time employees, 139 were engaged in research, development, manufacturing, and marketing of research products, 266 in performing testing, marketing and billing our clinical laboratories services and 60 in finance, information technology, administrative and executive functions. Our scientific staff, including 65 with post graduate degrees, possesses a wide range of experience and expertise in the areas of recombinant DNA, nucleic acid chemistry, molecular biology and immunology. We believe that we have established good relationships with our employees.

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

81 Executive Blvd. Suite 3

Farmingdale, NY 11735

Tel: (631) 755-5500

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

The COVID-19 pandemic has significantly affected our consolidated results of operations, financial position and cash flows, and may continue to do so.

The pandemic caused by the evolving strain of coronavirus (COVID-19) continues to severely impact the economy of the United States and other countries around the world. Federal, state and local governmental authorities in the United States have implemented numerous policies and initiatives to try and reduce the transmission of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders, business shutdowns, and vaccination and masking mandates. These policies and initiatives have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, customers closing or severely curtailing their operations (voluntarily or in response to government orders), increased unemployment, constrained labor supply and loss of healthcare insurance, and the adoption of work-from-home policies, all of which have had, and we believe will continue to have, an impact on our consolidated results of operations, financial position and cash flows.

Due to the COVID-19 pandemic, we have experienced significant volatility, including periods of material decline compared to prior year periods, in testing volume in our base business (which excludes COVID-19 molecular and antibody testing) and this volatility, including periods of material decline, could continue. Although we also have experienced heavy demand for COVID-19 molecular testing as a result of the COVID-19 pandemic, which has had a positive impact on our overall testing volume, the duration and level of the demand for, and reimbursement for, COVID-19 molecular testing is uncertain.

During the fiscal years ended July 31, 2022, 2021 and 2020, COVID-19 testing revenues represented 44%, 48%, and 8%, respectively of Clinical Services revenues. Enzo applied its technical expertise in molecular diagnostics to develop next generation COVID-19 diagnostic and antibody testing options which were approved under an FDA EUA. This testing had a positive impact on revenue, profitability and cash flow throughout fiscal 2021 and most of fiscal 2022.

The extent to which the COVID-19 pandemic impacts the Company’s business and consolidated results of operations, financial position and cash flows will depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the extent to which it will impact worldwide macroeconomic conditions including, but not limited to, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. These factors are beyond the Company’s knowledge and control, and as a result, at this time the Company cannot reasonably estimate the adverse impact the COVID-19 pandemic will have on its businesses but the adverse impact could be material. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of July 31, 2022 and through the date of this report. The accounting matters assessed included, but were not limited to, the Company’s patient self-pay revenue concessions and credit losses in the Clinical Services segment, accounts receivable, inventories and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods. We expect COVID-19 volume to decline in the quarters ahead as the percentage of Americans who are vaccinated increases. However, the emergence and spread of variants may cause our COVID-19 testing volume to increase again.

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

We are required to expend significant resources for research and development for our diagnostic products in development and these products may not be developed successfully. Failure to successfully develop these products may prevent us from earning a return on our research and development expenditures.

The diagnostic products we are developing are at various stages of development and clinical evaluations and may require further technical development and investment to determine whether commercial application is practicable. There can be no assurance that our efforts will result in products with valuable commercial applications. Our cash requirements may vary materially from current estimates because of results of our research and development programs, competitive and technological advances and other factors. In any event, we will require substantial funds to conduct development activities, apply for regulatory approvals and commercialize products, if any, that are developed.

We do not have any commitments or arrangements to obtain any additional financing and there is no assurance that required financing will be available to us on acceptable terms, if at all. Even if we spend substantial amounts on research and development, our potential diagnostic products may not be developed successfully.

If our diagnostic product candidates on which we have expended significant amounts for research and development are not commercialized, we will not earn a return on our research and development expenditures, which may harm our business.

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

Our business is subject to governmental laws and regulations. Changes in the way the FDA regulates the reagents, and other consumables we use when developing, validating, and performing our tests could result in delay or additional expense in bringing our tests to market or performing such tests for our customers. We may be unable to obtain or maintain regulatory approvals for our diagnostic products, which could reduce our revenue or prevent us from earning a return on our research and development expenditures.

Our research, preclinical development, product manufacturing and marketing are subject to regulation by the FDA and similar health authorities in foreign countries. The FDA has regulatory responsibility over, among other areas, instruments, software, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the U.S. The tests we develop internally are offered as lab developed tests or LDTs. The FDA has claimed regulatory authority over all LDTs, but has stated that it exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories. As the FDA moves to regulate more clinical laboratory testing, its approach to regulation is impacting industry practices and participants, new competitors may enter the industry, and competition may come in new forms. In late 2018, legislation was introduced in Congress that would enable the FDA to regulate LDTs, in vitro diagnostics, software and other items used in the diagnosis of disease. If this legislation were to become law, the FDA could regulate diagnostic tests and components and platforms used as part of these tests. If such legislation were to become law, it could have a significant impact on the clinical laboratory testing industry, including regulating LDTs in new ways and creating avenues of opportunity and competition regarding clinical laboratory testing. New competitors may enter the industry, and competition may come in new forms. Pursuant to the 21st Century Cures Act, the FDA issued guidance regarding its position on the regulation of clinical decision software, which may be used in, or in connection with, LDTs. The guidance attempts to clarify whether FDA approval of certain software is required. In January 2019 the FDA issued draft guidance on a pre-certification pilot program to help software developers have a speedier and less restrictive path to clearance or approval of their software.

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

Although for fiscal years 2021 and 2019, when we reported net income of $7.9 million and $2.5 million, respectively, we incurred net losses of $18.3 million, $28.5 million, and $10.3 million for the fiscal years ended July 31, 2022, 2020, and 2018, respectively. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we may continue to suffer substantial losses and use cash in operations which could have an adverse effect on our business and adversely affect your investment in our Company. We have an accumulated deficit of $288,261 as of July 31, 2022 and net cash used in operating activities was $16,590 for the fiscal year 2022. We may continue to generate net losses for the foreseeable future. We believe the combination of our cash and cash equivalents at July 31, 2022, expected cash flows from operations, and re-activation of the Controlled Equity Offering program, if necessary, as disclosed in Note 12 of the financial statements will be sufficient for our operations and non-discretionary capital needs for at least twelve months from the filing of this report. There can be no assurances as to the market price or demand if and when we utilize the Controlled Equity Offering. Additionally, failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Due to our historical operating losses we anticipate needing additional capital to fund growth, which may not be available on acceptable terms or at all, and could result in our business plan being limited and our business being harmed.

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

The Company had $22.6 million in cash, cash equivalents and restricted cash on its balance sheet as of July 31, 2022. Also as of that date, we had approximately $3.5 million of short term debt, primarily the current portion of operating lease liabilities and $16.8 million in long term debt, of which $12.8 million is non-current operating lease liabilities. The other component of long term debt is primarily a ten-year mortgage obligation of approximately $3.8 million with Citibank, N.A., which bears a fixed interest rate of 5.09% per annum and contains various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. Our ability to comply with the restrictive financial ratio and liquidity covenants in the mortgage debt agreement will depend upon our future performance and various other factors, including but not limited to the impact on our business, consolidated results of operations, financial condition and cash flows associated with the COVID-19 pandemic, any prolonged recessionary economic environment that may develop and competitive and regulatory factors, many of which are beyond our control. We may not be able to maintain compliance with all of the covenants. In that event, we may not be able to find and access any other borrowing availability and we may need to seek waivers to the covenants or amendments to the mortgage agreement or would need to refinance the mortgage. There can be no assurance that we can obtain additional waivers of our mortgage agreement covenants, or be able to refinance it, and, even if we were able to obtain a waiver or additional amendment in the future, such relief may only last for a limited period. Any noncompliance by us with the covenants under our mortgage agreement could result in an event of default under the agreement, which may allow the lender to accelerate payment of the mortgage. In the event our creditor accelerates the repayment of our mortgage, we cannot assure that we would have sufficient assets to make such repayment.

We may incur impairment charges on our goodwill which would reduce our earnings.

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

As of July 31, 2022, goodwill represented approximately 8% of our total assets. If we determine that there has been impairment, our financial results for the relevant period would be reduced by the amount of the impairment, net of tax effects, if any. As of July 31, 2022 the Company has no other intangible assets.

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

We face efforts by government payers to reduce utilization of and reimbursement for diagnostic information services. We expect efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue. Pursuant to The Protecting Access to Medicare Act of 2014 (PAMA), which was implemented in 2018, the Centers for Medicare and Medicaid Services (CMS) promulgated revised reimbursement rate schedules for the years 2018 through 2020 for clinical laboratory testing services provided under Medicare. Reimbursement rates for clinical laboratory testing were reduced in 2018 and 2019 and were reduced again by approximately 10% in 2020. PAMA calls for further revision of the Medicare Clinical Laboratory Fee Schedule (CLFS) for years after 2021, based on future surveys of private payer market rates; reimbursement rate reduction from 2021-23 is capped by PAMA at 15% annually. Beginning in May 2020, there was a suspension of sequestration, which resulted in a small benefit to us in the form of higher reimbursement rates for diagnostic testing services performed on behalf of Medicare beneficiaries than had been expected. During December 2021, the suspension of Medicare sequestration was further extended through March 31, 2022 and it was reduced to 1% from April 1, 2022 to June 30, 2022, with the full annual 2% reduction in rates resuming thereafter.

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

We operate internationally primarily through wholly-owned subsidiaries located in North America and Europe. Revenues outside the United States were approximately 12% of total revenues in fiscal 2022. Our sales and earnings could be adversely affected by a variety of factors resulting from our international operations, including

●	future fluctuations in foreign currency exchange rates;
●	complex regulatory requirements and changes in those requirements;
●	trade protection measures and import or export licensing requirements;
●	multiple jurisdictions and differing tax laws, as well as changes in those laws;
●	restrictions on our ability to repatriate investments and earnings from foreign operations;
●	changes in the political or economic conditions in a country or region, including the actual and potential impact Brexit has on our UK operations;
●	changes in shipping costs; and
●	difficulties in collecting on accounts receivable.

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

Our certificate of incorporation, as amended, and by-laws contain provisions that could have the effect of delaying, deferring or preventing a change in control of us that stockholders may consider favorable or beneficial due to a majority stockholder vote requirement. These provisions could discourage proxy contests and make it more difficult for stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions include advance notice requirements for the submission by stockholders of nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting

Future sales of shares of our common stock or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new equity offerings.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The following are the principal facilities of the Company:

			Leased or	Square
Location	Primary use	Segments	owned	footage
Farmingdale, NY (Note 1)	Clinical laboratory and research	Clinical Laboratory Services	Leased	43,000

Farmingdale, NY	Manufacturing, research, sales and administrative office	Life Sciences Products, Therapeutics	Owned	22,000

Farmingdale, NY (Note 2)	Manufacturing and administrative office	Clinical Laboratory Services and Life Sciences Products	Owned	36,000

Farmingdale, NY (Note 3)	Corporate headquarters and administrative office	Clinical Laboratory Services, Life Sciences Products, and Other	Leased	12,000

New York, NY (Note 4)	Administrative office	Other	Leased	11,300

Lausen, Switzerland (Note 5)	Operational headquarters in Europe, including sales and distribution	Life Sciences Products	Leased	9,626

Note 1	On October 9, 2015, this lease was amended and extended through March 31, 2027.
Note 2	On November 27, 2018 we closed on the $6 million purchase of this facility, which was subleased through June 30, 2020.
Note 3	This lease commenced June 15, 2021 and expires on June 15, 2024.
Note 4	In June 2017, the lease, which includes 4,100 square feet under a sublease rental agreement through December 31, 2019, was extended through June 2028. In July 2022, we sublet 7,200 square feet of this space for the remaining term of the lease, expiring June 2028.
Note 5	In June 2019, the lease was amended and extended through July 2020 and automatically renews for one year on each anniversary.

We believe the current facilities are suitable and adequate for the Company’s current operating needs for its clinical laboratory services, life science products, and therapeutics segments and that the production capacity in various locations is sufficient to manage services and product requirements.

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

The Company, along with its subsidiary Enzo Life Sciences, Inc., resolved its claims against Roche regarding the ‘197 Patent before the Court (civil action No. 12 cv-00106) in July 2022. There is currently one case that was originally brought by the Company that is still pending in the Court. In that case, Enzo alleges patent infringement of the ‘197 patent against Becton Dickinson Defendants. The claims in that case are stayed.

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

On September 2, 2021, the PTO issued a non-final office action in an ex parte reexamination concerning the ’197 Patent. In the office action, the PTO rejected certain claims of the ’197 Patent under 35 U.S.C. § 102 and for nonstatutory double-patenting. Enzo responded to the office action on January 3, 2022. Beckton Dickinson filed another ex parte reexamination, or a request for the United States Patent Office to reexamine an already-granted patent based on other patents and publications, concerning the ‘197 patent on July 26, 2022.

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

On November 27, 2020, the Company brought an action in the United States District Court for the Southern District of New York against Harbert Discovery Fund, LP, Harbert Discovery Co-Investment Fund I, LP, Harbert Fund Advisors, Inc., Harbert Management Corp. and Kenan Lucas (together, “Harbert”). The Company alleges Harbert made false and misleading representations, or omitted to state material facts necessary to make their statements not misleading, in proxy materials they disseminated seeking the election to the Company’s Board of Directors at its 2019 Annual Meeting of two candidates they nominated, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder. The Company seeks damages and injunctive relief. On October 12, 2021, HDF filed nine counterclaims against the Company and present and former directors Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce A. Hanna, Dov Perlysky, Rebeca Fischer, Dr. Mary Tagliaferri and Dr. Ian B. Walters. HDF claims the Company made false and misleading representations in proxy materials it disseminated in connection with its 2019 Annual Meeting, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder, and that the Company’s directors at that time are liable under Section 20(a) of the Exchange Act for the Company’s purported misstatements. HDF also claims that current and former Company directors breached their fiduciary duties by taking four corporate actions: (a) adjourning the 2019 meeting for 25 days; (b) purportedly causing the two Harbert candidates for director, who were elected at the 2019 Meeting, to resign in November 2020; (c) authorizing the November 27, 2020 Lawsuit; and (d) not accepting Dr. Rabbani’s resignation as a director in March 2021. On November 10, 2021, the Company and the other counterclaim defendants moved to dismiss HDF’s counterclaims. On December 9, 2021, the court granted the motion to dismiss HDF’s counterclaims except HDF’s Section 14(a) claim against the Company concerning its statement that it intended to “delay” the 2019 Annual Meeting, and HDF’s Section 20(a) and breach of fiduciary duty counterclaims against Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce Hanna, Dov Perlysky and Rebecca Fischer with respect to that statement. The Court allowed HDF to move for leave to replead with respect to its dismissed counterclaims. On June 7, 2022, the Court “so ordered” a stipulation of dismissal with prejudice of the Company’s claims against Harbert Discovery Fund, LP, Harbert Discovery Co-Investment Fund I, LP, Harbert Fund Advisors, Inc., Harbert Management Corp., and Kenan Lucas, and HDF’s counterclaims against the Company, Dr. Bruce Hanna, Dov Perlysky, Rebecca Fischer, Dr. Ian B. Walters and Dr. Mary Tagliaferri. The only remaining claims are HDF’s counterclaims against Dr. Rabbani and Mr. Weiner. HDF has asked the Court to dismiss those claims without prejudice. Dr. Rabbani and Mr. Weiner have asked the Court to dismiss those counterclaims with prejudice and to allow them to take discovery from HDF, the Company, and possibly others.

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

The Company, along with its subsidiary Enzo Life Sciences, Inc. entered into a Settlement Agreement as of July 26, 2022 (the “Agreement) with Roche Molecular Systems, Inc., et al. with respect to an action between the Company and Roche before the U.S. District Court, Southern District of New York, civil action No. 12 cv-00106. Roche agreed to pay the Company $0.5 million in settlement pursuant to the Agreement, which is included in Legal Settlements. The Company paid $0.15 million as an attorney contingency payment, which is included in Legal and related expenses.

Former executives arbitration

The Company terminated the employment of Elazar Rabbani, Ph.D. the Company’s former Chief Executive Officer, effective April 21, 2022.  Dr. Rabbani remains a board director of the Company. Dr. Rabbani is a party to an employment agreement with the Company, which entitles him to certain termination benefits, including severance pay, acceleration of vesting of share-based compensation, continuation of benefits and tax gross up certain of these termination benefits. Based on the terms of his employment agreement, the Company estimated and accrued a charge of $2,600 in fiscal 2022 which is included in Selling, general and administrative expenses. The charge was partially offset by the reversal of bonus accruals. In May 2022, the Company paid Dr. Rabbani $2,123 in accordance with terms of the employment contract. In July 2022, the Company paid income and other withholding taxes of $1,024 related to that payment on Dr. Rabbani’s behalf, which is included in “prepaid expense and other current assets” as of July 31, 2022, as the payment is reimbursable from Dr. Rabbani. Dr. Rabbani disputed the Company’s decision to not award him a bonus for fiscal year 2021 and the amount of severance that was owed to him under his employment agreement.  On July 8, 2022, the Company filed a demand for arbitration with the American Arbitration Association (the “AAA”) seeking, among other things, a declaration that the Company has fully satisfied its contractual obligations to Dr. Rabbani.  On August 4, 2022, Dr. Rabbani filed counterclaims in the arbitration seeking, among other things, a bonus for fiscal year 2021 and additional severance that he asserts is owed to him.  The parties have chosen an arbitrator from the AAA’s panel and a hearing is scheduled for June 8-16, 2023.

On February 25, 2022, Barry Weiner, the Company’s co-founder and President, notified the Company that he was terminating his employment as President of the Company for “Good Reason” as defined in his employment agreement. The Company accepted Mr. Weiner’s termination, effective April 19, 2022 but disagrees with Mr. Weiner’s assertion regarding “Good Reason.” On July 20, 2022, Barry Weiner, the Company’s former Chief Financial Officer, filed a demand for arbitration with the AAA asserting, among other things, that his annual bonus for fiscal year 2021 was too low and that his resignation (effective April 19, 2022) was for “Good Reason” under the terms of his employment agreement.  He seeks, among other things, payment of a higher 2021 bonus, and severance payments and benefits.  An arbitrator has not yet been selected from the AAA’s panel. As of July 31, 2022, the Company has not accrued any charges related to Mr. Weiner’s termination.

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

2022 Fiscal Year (August 1, 2021 to July 31, 2022):
	High	Low
1st Quarter	$4.09	$3.04
2nd Quarter	$3.60	$3.06
3rd Quarter	$3.47	$2.55
4th Quarter	$2.62	$2.00

2021 Fiscal Year (August 1, 2020 to July 31, 2021):
	High	Low
1st Quarter	$2.61	$1.82
2nd Quarter	$3.20	$1.89
3rd Quarter	$4.08	$2.75
4th Quarter	$3.40	$2.86

As of October 3, 2022, the Company had approximately 785 stockholders of record of its common stock.

The Company has not paid a cash dividend on its common stock and intends to continue a policy of retaining earnings to finance and build its operations. Accordingly, the Company does not anticipate the payment of cash dividends to holders of common stock in the foreseeable future.

Item 6. [Reserved]

Not applicable, reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

See in this Form 10-K for the fiscal year ended July 31, 2022 Part 1. Item 1. Business, for Forward Looking Cautionary Statements.

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

Enzo was granted EUAs and EUA extensions for our molecular diagnostic and serological testing for COVID-19 and related antibody testing options, for our sample collection kit, an innovative virus-inactivating specimen collection media that lessens transmission risks for healthcare providers and clinical laboratory personnel, for our use of pooled samples, and for our rapid extraction method. Other innovations include the development of more relevant positive controls for the tests, and improved sensitivity. During fiscal 2021, we experienced growing demand for COVID-19 testing and we made significant investments to expand our capacity throughout the period in order to satisfy the demand, which substantially increased our testing volumes. The demand for COVID-19 testing continued into fiscal 2022 but declined during the latter half of that fiscal period.

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

In March 2020, in response to the COVID-19 pandemic, the CARES Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures. The CARES Act also includes a number of benefits that are applicable to us and other healthcare providers including, but not limited to:

●	Providing clinical laboratories a one-year reprieve from the Centers for Medicare and Medicaid Services (CMS) private payer prices reporting requirements under the Protecting Access to Medicare Act (“PAMA”) as well as a one-year delay of a reimbursement rate reduction of 15% for clinical laboratory services provided under Medicare that was scheduled to take place starting January 1, 2021. Further revisions of the Medicare Clinical Laboratory Fee Schedule (CLFS) for calendar years after 2021 will be based on future surveys of private payer market rates. Medicare and Medicaid reimbursement reduction for calendar years 2022-2024 is capped by PAMA at 15% annually, which we estimate could then negatively impact our annualized Medicare and Medicaid revenues by approximately $1.7 million based on our fiscal 2022 Medicare revenues. In this regard, the American Clinical Laboratory Association (ACLA) has filed a federal civil action challenging the legal basis for the private payer data collection methodology CMS used to derive the data from which median prices were calculated. ACLA continues to work with Congress on potential legislative reform of PAMA, which if adopted could reduce the negative impact of PAMA as currently implemented by CMS. The long-term effect of these efforts on Medicare CLFS rates is not determinable
●	Appropriating $100 billion to health care providers for related expenses or lost revenues that are attributable to the COVID-19 pandemic. In April 2020, we received from Medicare a CARES Act Relief Payment grant of approximately $750 from the initial tranche and in July 2020 we received a second grant of approximately $750.
●	Allocated $349 billion to small businesses as Payment Protection Program (PPP) loans through the Small Business Administration (SBA). In April 2020, we received approximately $7.0 million from the initial tranche of this program. In June 2021 the SBA fully forgave our PPP loan.
●	Providing an advance on testing services payments which can be either paid back at any time or earned back starting one year from receipt. In April 2020 we applied for and received a Medicare advance payment of $2.5 million, which has been paid back.
●	Suspended Medicare sequestration from May 2020 to December 2020. The Consolidated Appropriations Act of 2021 extended the suspension period to March 31, 2021. An Act to Prevent Across-the-Board Direct Spending Cuts, and for Other Purposes, signed into law on April 14, 2021, extended the suspension period to December 31, 2021. We estimate that the suspension of Medicare sequestration resulted in a small benefit to us in the form of higher reimbursement rates for diagnostic testing services performed on behalf of Medicare beneficiaries.

We are comprised of three operating companies that have evolved out of our core competence: the use of nucleic acids as informational molecules and the use of compounds for immune modulation. These wholly-owned operating companies and the foreign subsidiaries of Enzo Life Sciences conduct their operations through three reportable segments. Below are brief descriptions of each of the three operating segments (see Note 16 in the Notes to Consolidated Financial Statements).

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

Enzo Life Sciences Products manufactures, develops and markets products and tools to life sciences, drug development and clinical research customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences, Inc. is a recognized leader in labeling and detection technologies across research and diagnostic markets. Our strong portfolio of proteins, antibodies, peptides, small molecules, labeling probes, dyes and kits provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. We are globally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 20,000 products. Our strategic focus is directed to innovative high quality research reagents and kits in the primary key research areas of genomics, immunohistochemistry, immunoassays, cellular analysis, and small molecule chemistry. The segment is an established source for a comprehensive panel of products to scientific experts in the fields of cancer, cardiovascular disease, neurological disorders, diabetes and obesity, endocrine disorders, infectious and autoimmune disease, hepatotoxicity and renal injury.

Enzo Therapeutics is a biopharmaceutical venture that has developed multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which are derived from the pioneering work of Enzo Life Sciences. Enzo Therapeutics has focused its efforts on developing treatment regimens for diseases and conditions for which current treatment options are ineffective, costly, and/or cause unwanted side effects. This focus has generated a clinical and preclinical pipeline, as well as more than 109 patents and patent applications.

The following table summarizes the sources of revenues for the fiscal years ended July 31, 2022, 2021 and 2020 (in $000’s and percentages):

Fiscal year ended July 31,	2022		2021		2020
Clinical laboratory services	$74,428	70%	$86,984	74%	$47,964	63%
Product revenues	32,643	30	30,747	26	26,561	35
Grant income	—	—	—	—	1,496	2
Total	$107,071	100%	$117,731	100%	$76,021	100%

Results of Operations

Fiscal year ended July 31, 2022 compared to July 31, 2021
(in 000s)

Comparative Financial Data for the Fiscal Years Ended July 31,

	2022	2021	Favorable (Unfavorable)	% Change

Revenues	$107,071	$117,731	$(10,660)	(9)

Operating costs and expenses:
Cost of revenues	65,104	64,154	(950)	(1)
Research and development	3,767	3,252	(515)	(16)
Selling, general and administrative	48,018	44,905	(3,113)	(7)
Legal and related expenses	5,689	4,728	(961)	(20)
Legal settlement	(500)	—	500	**
Total operating costs and expenses	122,078	117,039	(5,039)	(4)

Operating (loss) income	(15,007)	692	(15,699)	**

Other income (expense):
Interest	159	8	151	**
Other	(1,191)	6,905	(8,096)	**
Foreign currency gain	(2,222)	270	(2,492)	**
(Loss) income before income taxes	$(18,261)	$7,875	$(26,136)	**

**	not meaningful

Consolidated Results:

The “2022 period” and the “2021 period” refer to the fiscal year ended July 31, 2022 and 2021, respectively.

Impacts of Covid-19

We made substantial investments to expand and maintain the amount of COVID-19 testing available in the communities we serve. During the fiscal years ended July 31, 2022 and 2021, the Company generated substantial increases in COVID-19 related products and services. Enzo applied its technical expertise in molecular diagnostics to develop next generation COVID-19 diagnostic and antibody testing options which were approved under the FDA Emergency Use Authorization (EUA). This testing had a significantly positive impact on revenue, profitability and cash flow throughout fiscal 2021 and most of fiscal 2022. Revenues from COVID-19 testing represented 44%, 48%, and 8% of Clinical services revenues in the fiscal 2022, 2021 and 2020 periods, respectively.

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

The rate of transmission of COVID-19 and its variants is on the decline in the US and the economy has reopened. However, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, and the continuation of work-from-home policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and our competitors, partners, and vendors. While we anticipate that COVID-19 will continue to impact our business into the future, increases in vaccination rates and booster shots, the development of new therapeutics and greater availability of rapid COVID-19 tests has resulted in a continued, significant decline in demand for our COVID-19 testing. As a result, COVID-19 testing volume, revenues, profitability, and cash flow in fiscal year 2022 did not match 2021 levels.

We expect COVID-19 testing volume will continue to decline in the periods ahead as the percentage of Americans who are vaccinated increases, the severity of its variants declines, and the general use of at home testing. However, the emergence and spread of more serious variants may cause our COVID-19 testing volume to increase again. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist.

Clinical services revenues for the 2022 period were $74.4 million compared to $87.0 million in the 2021 period, a decrease of $12.6 million or 14%. Revenues from COVID-19 testing represented 44% and 48% of Clinical revenues in the 2022 and 2021 periods, respectively. The period over period decline was due to lower testing volume and lower reimbursement rates. Diagnostic testing volume measured by the total number of accessions for all our testing services decreased approximately 14% period over period, which resulted in the 2022 period’s revenue decrease.

 Estimated collection amounts are subject to the complexities and ambiguities of third-party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. In 2014, Congress passed the U.S. Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Beginning in 2018, Medicare payments for clinical laboratory services are paid based upon the volume-weighted median of private payer rates as reported by certain clinical laboratories across the US, replacing the previous system which was based upon fee schedules derived from historical charges for clinical laboratory tests. We estimate that the effect of PAMA directly negatively impacted reimbursements from Medicare and Medicaid in the 2022 and 2021 periods by $1.1 million and $1.4 million, respectively.

Product revenues were $32.6 million in the 2022 period and $30.7 million in the 2021 period, an increase of $1.9 million or 6%. During the 2022 period, we completed a bulk sale of a GMP reagent to a large industrial customer in the US in the amount of $2.8 million. It is not known at this time if there will be repeat sales to this customer. Excluding this bulk sale, an increase in sales in the US market was not enough to offset larger declines, primarily in the European market and to a lesser extent the Asia Pacific market. During the first quarter of the 2022 period, we completed the winding down and closure of our manufacturing and distribution center in Ann Arbor, MI and moved the operations to our Farmingdale, NY campus. As a result of the winding down, we experienced some disruption in the manufacture and distribution of our products, and experienced delays in product availability and fulfillment, which particularly impacted our customers in Europe. These disruptions were resolved during latter part of the 2022 period.

The cost of Clinical Services was $45.9 million in the 2022 period and $48.2 million in the 2021 period, a decrease of $2.3 million or 5%. During the 2022 period, we reduced our outside reference testing costs for COVID-19 by approximately $2.8 million by utilizing our internal manufacturing capabilities, thereby reducing some of our reliance on testing and reagents sourced from third parties, as compared to the 2021 period. Due to lower accessions for testing other than COVID-19, reagent and other supplies costs declined $1.5 million in the 2022 period. These cost reductions were partially offset by higher personnel costs related to COVID-19 testing, totaling $2.1 million. The gross profit margin on Clinical Services revenues in the 2022 and 2021 periods was approximately 38% and 45% respectively. The lower margin in the 2022 period was due to the decline in the volume of COVID-19 testing, which has higher margins than non-specialty testing. The reimbursements for COVID-19 testing also decreased in the 2022 period versus the 2021 period.

The cost of Product revenues was $19.2 million in the 2022 period and $16.0 million in the 2021 period, an increase of $3.2 million or 20%. Approximately $2.5 million of the increase is due to increased revenues and the impact of inflation on component materials and $0.7 million due to reorganization of structure and market adjustment salary increases at our Farmingdale, NY campus for manufacturing. The gross profit margin on Products was 41% in the 2022 period and 48% in the 2021 period. In the 2022 period, we completed the winding down and closure of our manufacturing and distribution center in Ann Arbor, MI and moved the operations to our Farmingdale, NY campus. As a result of the operational transition, there was a temporary increase and overlap in manufacturing headcount and overhead costs during the first half of the period, which negatively affected the 2022 period gross profit margin.

Research and development expenses were $3.8 million in the 2022 period and $3.3 million in the 2021 period, an increase of $0.5 million or 16%. Research activities include lab developed tests (LDTs) for sexually transmitted infection (STI) panels and the detection of COVID-19. Research expenses declined for the Therapeutics segment, due to a focus on the Clinical Labs and Life Sciences segments.

Selling, general and administrative expenses were $48.0 million during the 2022 period versus $44.9 million during the 2021 period, an increase of $3.1 million or 7%. The Life Sciences Products segment expense increased $0.6 million during the 2022 period, which includes $0.4 million for employee severance expenses associated with the completion of the winding down and closure of our manufacturing and distribution center in Ann Arbor, MI and the cost of moving its operations to our Farmingdale, NY campus at the beginning of the period. The segment also experienced increases in marketing expenses such as website ads, promotions and campaigns, trade shows, an increase in sales and marketing headcount, and an increase in facility expenses such as maintenance and utilities. The Other segment expense increased $2.4 million during the 2022 period and includes compensation expense (on a net basis) of $1.3 million for a former executive’s severance. The expense also increased in the 2022 period by $1.3 million for salary increases, bonus accruals and share based compensation and $0.1 million for facility costs. The Clinical Services expense increased $0.1 million period over period. Increases in facility costs of $1.2 million and market adjustment salary increases of $0.3 million were almost offset by lower commissions earned in the 2022 period of $1.4 million.

Legal and related expenses were $5.7 million on a net basis during the 2022 period compared to $4.7 million in the 2021 period, an increase of $1.0 million or 20%. In the 2022 period, we incurred higher legal expense for activities associated with strategic initiatives and other corporate matters, which were partially offset by the recognition of a credit of $1.0 million associated with a fee settlement and release agreement with a former legal services provider.

Legal settlement income was $0.5 million in the 2022 period. The Company as plaintiff finalized and executed a settlement agreement with Roche.

Interest income, net was $0.2 million in the 2022 period versus interest income, net of less than $0.1 million in the 2021 period, a favorable variance of $0.2 million. During the 2022 period, we earned interest on marketable securities in bond funds, net of interest expense primarily on a mortgage. During the 2021 period, we were not invested in interest earning marketable securities until the latter part of that period, earned insignificant interest on cash and cash equivalents, and incurred interest expense on the mortgage.

Other (expense) income in the 2022 period was ($1.2) million and $6.9 million in the 2021 period, an unfavorable variance of $8.1 million. During the 2022 period, the primary component of the expense was realized losses, net on marketable securities in bond funds of $1.3 million. As of the end of the third quarter of the 2022 period, we had sold all our holdings in these bond funds. During the 2022 and 2021 periods, we earned interest from these investments approximating $0.3 million and $0.1 million respectively, which amounts are included in interest income, net. In June 2021, our $7.0 million PPP loan was fully forgiven by the Small Business Administration and the loan liability was reversed into income.

The foreign currency revaluation (loss) gain recognized by the Life Sciences Products segment during the 2022 period was $(2.2) million compared to a gain of $0.3 million in the 2021 period, an unfavorable variance of $2.5 million.

The 2022 period revaluation loss was due to the substantial depreciation of the Euro, British pound and Swiss franc versus the U.S. dollar as of the end of the period compared to its start, ranging from 4.9% to 13.8%. The revaluation gain in the 2021 period was due to appreciation of the Euro, British pound and Swiss franc versus the U.S. dollar as of the end of that period compared to its start, ranging from 0.3% to 5.9%.

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

Impacts of COVID-19

In July 2020, Enzo was granted an FDA EUA for its molecular diagnostic and serological testing for COVID-19 and related antibody testing options. In January 2021, Enzo received an expansion of its EUA from the FDA authorizing the use of pooled samples containing up to five individual swab specimens with the Company’s AMPIPROBE® SARS-Cov-2 Test System utilizing tests on three different platforms including Enzo’s proprietary GENFLEX® automated high-throughput platform. In July 2021, Enzo received an expansion of its FDA EUA for the Company’s rapid extraction method on its proprietary test system.

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

 Liquidity and Capital Resources

At July 31, 2022, the Company had cash and cash equivalents totaling $21.6 million of which $0.6 million was in foreign accounts, as compared to cash and cash equivalents and marketable securities of $43.5 million, of which $0.9 million was in foreign accounts at July 31, 2021. It is the Company’s current intent to permanently reinvest these foreign funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations.

The Company had working capital of $29.8 million at July 31, 2022, compared to $44.5 million at July 31, 2021, a decrease of $14.7 million. The decrease in working capital was due to the use of cash and cash equivalents to fund operations and capital expenditures.

Net cash used in operating activities during the 2022 period was $16.6 million, compared to net cash provided by operating activities of $0.4 million during the 2021 period, an unfavorable variance of $17.0 million. The net cash used in the 2022 period was due to the net loss of $18.3 million, a net increase of $5.2 million in operating assets, primarily accounts receivable and inventories, and a net decrease of $1.6 million in operating liabilities, primarily accrued liabilities. These uses were partially offset by non-cash expense adjustments of $8.5 million. Net cash provided by operating activities during the fiscal 2021 period of $0.4 million was due to net income of $7.9 million which was offset by net non-cash adjustments of $2.7 million and by a net increase of $4.8 million in operating assets and liabilities including, but not limited to inventories and accounts receivable.

Net cash provided by investing activities during the 2022 period was approximately $25.2 million as compared to cash used in investing activities of $34.5 million in the 2021 period. During the 2022 period, we sold all of the marketable securities we had purchased in the 2021 period. Capital expenditures in the 2022 and 2021 periods were $3.5 million and $4.4 million, respectively and represent expenditures to support and grow our existing operations, including investments in laboratory equipment, information technology, and the buildout of our Farmingdale campus.

Cash used in financing activities in the 2022 and 2021 periods approximated $0.2 million for payments related to a mortgage and finance leases.

As of July 31, 2022 we had a mortgage principal balance of $3.8 million entered into for the purchase of a building facility at our Farmingdale campus, which bears a fixed interest rate of 5.09% per annum. It requires monthly mortgage payments totaling $0.4 million annually. Our obligations under the mortgage agreement are secured by the facility and by a $1.0 million cash collateral deposit with the mortgagee as additional security, which is included in other assets as of July 31, 2022.

Effective October 19, 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace a financial ratio covenant with a liquidity covenant. The liquidity covenant required that we own and maintain at all times, and throughout the remaining term of the loan, at least $25 million of liquid assets, defined as time deposits, money market accounts and commercial paper, and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. As of July 31, 2021, the Company was in compliance with the financial and liquidity covenants in effect at that time related to this mortgage. Effective September 29, 2021, the Company and the mortgagee agreed to further covenant restructuring whereby (a) the liquidity covenant was reduced to 150% of the loan principal (or approximately $5.7 million at July 31, 2022) from $25 million previously, and (b) the collateral requirement would be increased from $0.75 million to $1.0 million. The Company increased the collateral deposit to $1.0 million in November 2021 and was in compliance with the liquidity covenant as of July 31, 2022.

The Company believes based on our fiscal 2023 forecast that its current cash and cash equivalents level are sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months, although there can be no assurance that future events will not alter such view. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds through the utilization of the Controlled Equity Offering Program as disclosed in Note 12 in the Notes to the Consolidated Financial Statements, or other sources. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of this Form 10-K for the year ended July 31, 2022, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Effect of New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in the ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted the amendments in this ASU beginning August 1, 2021. The adoption of the amendments in this ASU did not have a material impact on our consolidated results of operations, financial position or cash flows.

Pronouncements Issued but Not Yet Adopted

In June 2016, FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326). This standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses.

The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. Adoption of this standard is required for our annual and interim periods beginning August 1, 2023 and must be adopted using a modified retrospective transition approach. We are currently assessing the impact of the adoption of this standard on our results of operations, financial position and cash flows.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Contractual Obligations

The Company has entered into various real estate and equipment operating leases, reagent rental agreements, and employment agreements with certain executive officers. The real estate lease for the Company’s Farmingdale Clinical Lab and Research facility is with a related party. See Item 2, Properties, and Note 9 and Note 14 in the Notes to the Consolidated Financial Statements for a further description of these leases and obligations.

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

During the years ended July 31, 2022, 2021 and 2020, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 83%, 83%, and 88%, respectively, of gross billings. The Company believes a decline in reimbursement rates or a shift to managed care, or similar arrangements may be offset by the positive impact of an increase in the number of tests we perform. However, there can be no assurance that we can increase the number of tests we perform or that if we do increase the number of tests we perform, that we can maintain that higher number of tests performed, or that an increase in the number of tests we perform would result in increased revenue.

The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical laboratory services revenues of approximately $4.5 million, $5.1 million and $3.9 million for the years ended July 31, 2022, 2021, and 2020, respectively, and a change in the net accounts receivable of approximately $0.4 million and $0.6 million as of July 31, 2022 and 2021, respectively.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Laboratory Services segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of July 31, 2022 and 2021, approximately 59% of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities. The Life Sciences products segment’s accounts receivable includes approximately $1.1 million or 24% and $1.4 million or 33% of foreign receivables as of July 31, 2022 and 2021, respectively.

Net accounts receivable (in thousands)

	July 31, 2022		July 31, 2021
Net accounts receivable by segment	Amount	%	Amount	%
Clinical Labs (by billing category)
Third party payers	$2,647	40	$2,195	36
Patient self-pay	2,779	41	2,007	33
Medicare	768	11	1,122	19
HMO’s	560	8	692	12
Total Clinical Labs	6,754	100%	6,016	100%
Total Life Sciences	4,762		4,182
Total accounts receivable – net	$11,516		$10,198

The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company assesses the current state of its billing functions in order to identify any known collection or reimbursement issues. The Company assesses the impact, if any, on the allowance estimates, which involves Company’s management judgment. It is important to note that the collection of these receivables is not guaranteed from Third Party Payers. The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate patient information to effectively bill for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. As of July 31, 2022 and 2021, approximately 23% and 27%, respectively of Clinical Labs receivables are from two payers other than Medicare.

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

The Company tests goodwill annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it identifies the reporting units and compares the fair value of each of these reporting units to their respective carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is higher than its fair value, the impairment charge is the amount by which the carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company performed a quantitative assessment in 2022, 2021 and 2020, and concluded there were no goodwill impairments. The goodwill is held in the Clinical Labs reporting unit, which in 2022 had income before taxes of $839. In 2022, we estimated the fair value of this reporting unit by determining the multiple of enterprise value to revenues for a peer group of clinical reference labs, discounted that multiple, and applied it to our reporting unit’s annualized revenues. The resulting estimate of the fair value of the reporting unit exceeded the carrying amount of the reporting unit by approximately $55,000, well in excess of the unit’s goodwill.

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

During fiscal years 2022, 2021 and 2020, there was no impairment of goodwill or long-lived assets. During the fiscal year ended July 31, 2022, all intangible assets, which were finite lived, became fully amortized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates resulting from activities in foreign locations (See Item 1A. Risk Factors and Note 1 in the Notes to Consolidated Financial Statements) that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity.

Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at July 31, 2022, our assets and liabilities would decrease by $0.4 million and $0.1 million, respectively, and our net revenues and net income (loss) would decrease by $0.9 million and $0.4 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $1.9 million on an annual basis.

Interest Rate Risk

As of July 31, 2022, we have fixed interest rate financing on mortgage debt and equipment finance leases.

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

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2022, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

2. Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended July 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2022. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of July 31, 2022, our internal control over financial reporting was effective.

4. Report of Independent Registered Accounting Firm

EisnerAmper LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of July 31, 2022, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enzo Biochem, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Enzo Biochem, Inc.’s (the “Company”) internal control over financial reporting as of July 31, 2022, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of year-end 2022, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Enzo Biochem, Inc. as of July 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2022, and the related notes and the financial statement schedule identified in Item 15 and our report dated October 14, 2022 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying document, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ EisnerAmper LLP

EISNERAMPER LLP

New York, New York

October 14, 2022

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 23, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 23, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 23, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will be set forth in the Company’s proxy statement to be filed with the Securities and Exchange Commission on or before November 23, 2022 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required under this item will be set forth in the Company’s proxy statement expected to be filed with the Securities and Exchange Commission on or before November 23, 2022 and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto or because they are not required.

(3)	Exhibits

The following documents are filed as Exhibits to this Annual Report on Form 10-K:

Exhibit No.	Description
3(a)	Certificate of Incorporation (1)

3(b)	Certificate of Incorporation, as amended on March 17, 1980. (1)

3(c)	Certificate of Amendment of the Certificate of Incorporation as amended on June 16, 1981. (2)

3(d)	Certificate of Amendment to the Certificate of Incorporation as of July 22, 1988. (3)

3(e)	Amended and restated Bylaws (4)

3(f)	Amended and restated Bylaws (29)

3(g)	Amended and restated Bylaws (31)

3(h)	Restated Certificate of Incorporation (34)

3(j)	Amended and restated Bylaws (34)

10 (a)	1994 Stock Option Plan. (5)

10 (b)	1999 Stock Option Plan. (6)

10 (c)	2005 Equity Compensation Incentive Plan (7)

10 (d)	2011 Incentive Plan (8)

10 (e)	Lease agreement with Pari Management (9)

10 (f)	Settlement and Release Agreement between the Company and Sigma Aldrich (10)

10 (g)	Stock Purchase Agreement By and Among Enzo Life Sciences, Inc., Axxora Life Sciences Inc., and the Stock holders, Option holders and Warrant holders (12)

10 (h)	Stock Asset Purchase Agreement By and Among Buyer Parties and Seller Parties with respect to the Biomol International and affiliate acquisition (13)

10 (i)	Asset Purchase Agreement By and Among Enzo Life Sciences, Acquisition, Inc. and Assay Designs, Inc.(14)

10 (j)	Amendment No. 1 to Amended and Restated Employment Agreement with Elazar Rabbani (15)

10 (k)	Amendment No. 1 to Amended and Restated Employment Agreement with Barry Weiner (15)

10 (l)	Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co, as sales agent (16)

10 (m)	Revolving Loan and Security Agreement among the Enzo Biochem, Inc., Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc., Axxora, LLC and Enzo Realty, LLC as borrowers, and Enzo Therapeutics, Inc. as a guarantor, and Healthcare Finance Group, LLC as Lender (17)

10 (n)	Settlement and Release Agreement between the Company and Affymetrix (18)

10 (o)	Settlement and Release Agreement between the Company and PerkinElmer (19)

10 (p)	Settlement and Release Agreement between the Company and U.S. Department of Justice (20)

10 (q)	Settlement and Release Agreement between the Company and Luminex Corporation (21)

10 (r)	Settlement and Release Agreement between the Company and Siemens Healthcare Diagnostics Inc. (22)

10 (s)	Amendment of Lease with Pari Management (23)

10 (t)	Settlement and Release Agreement between the Company and Affymetrix (24)

10 (u)	Settlement and Release Agreement between the Company and Illumina, Inc. (25)

10 (v)	Purchase and Sale Agreement by and between Building Blocks Realty Co. LLC (seller) and Enzo Realty LLC (Purchaser) (26)

10 (w)	Settlement Release Agreement between the Company and Roche Diagnostics GmbH and Roche Molecular Systems Inc. (27)

10 (y)	Settlement Release Agreement between the Company and Hologic, Inc., Grifolds, S.A. and Grifolds Diagnostic Solutions Inc. (28)

10 (z)	Fee and Leasehold Mortgage and Security Agreement from the Town of Babylon Industrial Development Agency and Enzo Realty II, LLC, to Citibank, N.A. (30)

10 (aa)	Paycheck Protection Program Loan Note (32)

10 (ab)	Amended and Restated 2011 Incentive Plan (33)

10 (ac)	Employment agreement for Hamid Erfanian, CEO (35)

10 (ad)	Cooperation agreement by and among Enzo Biochem, Inc. and the Radoff Parties (36)

10 (ae)*	Sublease agreement between Enzo Biochem, Inc. and Siemens Corporation

14 (a)	Code of Ethics (11)

21*	List of subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31 (a)*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 (b)*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 (a)*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 (b)*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Notes to exhibits

*	Filed herewith

**	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(1)	The exhibits were filed as exhibits to the Company’s Registration Statement on Form S-18 (File No. 2-67359) and are incorporated herein by reference.

(2)	This exhibit was filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended July 31, 1981 and is incorporated herein by reference.

(3)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1989 and is incorporated herein by reference.

(4)	This exhibit was filed with the Company’s Current Report on Form 8-K dated January 22, 2013 and is incorporated herein by reference.

(5)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 1995 and is incorporated herein by reference.

(6)	This exhibit was filed with the Company’s Registration Statement on Form S-8 (333-87153) and is incorporated herein by reference.

(7)	This exhibit was filed with the Company’s Proxy Statement on Schedule 14A filed on November 26, 2004 and is incorporated herein by reference.

(8)	This exhibit was filed as appendix B to the Company’s Definitive Proxy Statement on Schedule 14A, which was filed on November 16, 2010 and is incorporated herein by reference.

(9)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 and is incorporated herein by reference.

(10)	This exhibit was filed with the Company’s Current Report on Form 8-K on September 21, 2006 and is incorporated herein by reference.

(11)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2003 and is incorporated here by reference.

(12)	This exhibit was filed with the Company’s Current Report on Form 8-K on May 30, 2007 and is incorporated herein by reference.

(13)	This exhibit was filed with the Company’s Current Report on Form 8-K on May 8, 2008 and is incorporated herein by reference.

(14)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 13, 2009 and is incorporated herein by reference.

(15)	This exhibit was filed with the Company’s Current Report on Form 8-K on January 10, 2017 and is incorporated herein by reference.

(16)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 28, 2013 and incorporated herein by reference.

(17)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2013 and incorporated herein by reference.

(18)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 24, 2014 and incorporated herein by reference.

(19)	This exhibit was filed with the Company’s Current Report on Form 8-K on June 23, 2014 and incorporated herein by reference.

(20)	This exhibit was filed with the Company’s Current Report on Form 10-K for the year ended July 31, 2014 and is incorporated herein by reference.

(21)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 7, 2015 and incorporated herein by reference.

(22)	This exhibit was filed with the Company’s Current Report on Form 8-K on July 22, 2015 and incorporated herein by reference

(23)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2015 and is incorporated herein by reference

(24)	This exhibit was filed with the Company’s Current Report on Form 8-K on October 13, 2015 and incorporated herein by reference.

(25)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2016

(26)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2018 and is incorporated herein by reference.

(27)	This exhibit was filed with the Company’s Current Report on Form 8-K on February 11, 2019 and is incorporated herein by reference

(28)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 22, 2019 and is incorporated herein by reference

(29)	This exhibit was filed with the Company’s Current Report on Form 8-K on December 3, 2018 and is incorporated herein by reference

(30)	This exhibit was filed with the Company’s Current Report on Form 8-K on November 21, 2018 and is incorporated herein by reference

(31)	This exhibit was filed with the Company’s Current Report on Form 8-K on March 2, 2020 and is incorporated herein by reference

(32)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 24, 2020 and is incorporated herein by reference

(33)	This exhibit was filed with the Company’s Annual Report on Form 10-K for the year ended July 31, 2021

(34)	This exhibit was filed with the Company’s Current Report on Form 8-K on April 27, 2022 and is incorporated herein by reference

(35)	This exhibit was filed with the Company’s Current Report on Form 8-K on October 18, 2021 and is incorporated herein by reference

(36)	This exhibit was filed with the Company’s Current Report on Form 8-K on January 4, 2022 and is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENZO BIOCHEM, INC.

Date: October 14, 2022	By:	/s/ Hamid Erfanian
Hamid Erfanian
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Hamid Erfanian	October 14, 2022
Hamid Erfanian
Chief Executive Officer, Director

By:	/s/ David Bench	October 14, 2022
David Bench,
Chief Financial Officer,
Principal Accounting Officer

	Elazar Rabbani, Ph.D., Director	October 14, 2022

By:	/s/ Bradley L. Radoff	October 14, 2022
Bradley Radoff, Director

By:	/s/ Mary Tagliaferri	October 14, 2022
Mary Tagliaferri, M.D., Chair of the Board

By:	/s/ Ian B. Walters	October 14, 2022
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enzo Biochem, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enzo Biochem, Inc. (the “Company”) as of July 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended July 31, 2022, and the related notes and the financial statement schedule identified in Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 14, 2022 expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Valuation Clinical Labs – Contractual Adjustment

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s Clinical Labs net revenues and accounts receivables are recorded among four payer categories, which include third-party payers, Medicare, Health Maintenance Organizations (HMO’s), and patient self-pay. The Clinical Labs net accounts receivables were $6.8 million as of July 31, 2022, and the Clinical Labs revenues were $74 million for the year ended July 31, 2022. Management’s process to determine the amount of consideration it expects to receive from its payer categories is based on the amounts billed, net of a contractual adjustment for differences between the amounts billed and the estimated consideration Clinical Labs expects to receive from such payers, which considers historical collection experience, payer denials, terms of contractual arrangements, and other external factors that could affect the collectability of its receivables.

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

EISNERAMPER LLP

New York, New York

October 14, 2022

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$21,603	$13,524
Marketable securities	—	29,978
Accounts receivable, net	11,516	10,198
Inventories, net	15,411	12,652
Prepaid expenses and other current assets	5,824	4,230
Total current assets	54,354	70,582

Property, plant, and equipment, net	17,259	16,585
Right-of-use assets	15,174	17,020
Goodwill	7,452	7,452
Intangible assets, net	—	244
Other, including restricted cash of $1,000 and $750 at July 31, 2022 and 2021, respectively	1,618	1,808
Total assets	$95,857	$113,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable - trade	$8,508	$8,123
Accrued liabilities	12,300	14,301
Current portion of operating lease liabilities	3,432	3,419
Other current liabilities and finance leases short term	310	233
Total current liabilities	24,550	26,076

Other liabilities and finance leases long term	39	115
Operating lease liabilities, non-current	12,729	14,558
Long term debt, net	4,077	4,356
Total liabilities	$41,395	$45,105

Commitments and contingencies – see Notes 15 and 16

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 48,720,454 at July 31, 2022 and 48,471,771 at July 31, 2021	487	485
Additional paid-in capital	339,462	337,126
Accumulated deficit	(288,638)	(270,377)
Accumulated other comprehensive income	3,151	1,352
Total stockholders’ equity	54,462	68,586

Total liabilities and stockholders’ equity	$95,857	$113,691

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended July 31,
	2022	2021	2020
Revenues	$107,071	$117,731	$76,021

Operating costs, expenses and legal settlements, net:
Cost of revenues	65,104	64,154	52,251
Research and development	3,767	3,252	4,448
Selling, general, and administrative	48,018	44,905	42,960
Legal and related expenses	5,689	4,728	6,729
Legal settlements	(500)	—	—
Total costs, expenses and legal settlements, net	122,078	117,039	106,388

Operating (loss) income	(15,007)	692	(30,367)

Other income (expense):
Interest	159	8	454
Other	(1,191)	6,905	488
Foreign exchange (loss) gain	(2,222)	270	905

(Loss) income before income taxes	(18,261)	7,875	(28,520)
Income taxes	—	—	—
Net (loss) income	$(18,261)	$7,875	$(28,520)

Net (loss) income per common share:
Basic	$(0.38)	$0.16	$(0.60)
Diluted	$(0.38)	$0.16	$(0.60)

Weighted average common shares outstanding:
Basic	48,594	48,191	47,696
Diluted	48,594	48,325	47,696

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended July 31,
	2022	2021	2020
Net (loss) income	$(18,261)	$7,875	$(28,520)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,799	(329)	(899)
Comprehensive (loss) income	$(16,462)	$7,546	$(29,419)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended July 31, 2022, 2021, and 2020

(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2019	47,556,807	$476	$332,704	$(249,732)	$2,580	$86,028

Net (loss) for the year ended July 31, 2020	—	—	—	(28,520)	—	(28,520)
Vesting of restricted stock	811	—	—	—	—	—
Issuance of common stock for share-based compensation	4,167	—	10	—	—	10
Share-based compensation charges	—	—	923	—	—	923
Issuance of common stock for employee 401(k) plan match	333,265	3	836	—	—	839
Foreign currency translation adjustments	—	—	—	—	(899)	(899)
Balance at July 31, 2020	47,895,050	$479	$334,473	$(278,252)	$1,681	$58,381

Net income for the year ended July 31, 2021	—	—	—	7,875	—	7,875
Vesting of restricted stock	817	—	—	—	—	—
Exercise of stock options	34,667	1	96	—	—	97
Issuance of common stock for previously accrued bonuses	332,700	3	872	—	—	875
Share-based compensation charges	—	—	907	—	—	907
Issuance of common stock for employee 401(k) plan match	208,537	2	778	—	—	780
Foreign currency translation adjustments	—	—	—	—	(329)	(329)
Balance at July 31, 2021	48,471,771	$485	$337,126	$(270,377)	$1,352	$68,586

Net (loss) for the year ended July 31, 2022	—	—	—	(18,261)	—	(18,261)
Exercise of stock options	11,300	—	28	—	—	28
Share-based compensation charges	—	—	1,496	—	—	1,496
Issuance of common stock for employee 401(k) plan match	237,383	2	812	—	—	814
Foreign currency translation adjustments	—	—	—	—	1,799	1,799
Balance at July 31, 2022	48,720,454	$487	$339,462	$(288,638)	$3,151	$54,462

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended July 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(18,261)	$7,875	$(28,520)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization of property, plant and equipment	2,566	2,332	2,256
Amortization of intangible assets	261	321	524
Share-based compensation charges	1,496	907	933
Share-based 401(k) employer match expense	843	731	836
Foreign exchange loss (gain)	2,057	(88)	(1,165)
Realized and unrealized loss on marketable securities	1,283	83	—
Paycheck Protection Program (PPP) loan forgiveness	—	(7,000)	—

Changes in operating assets and liabilities:
Accounts receivable	(1,299)	(1,110)	1,617
Inventories	(2,736)	(4,937)	85
Prepaid expenses and other assets	(1,174)	(707)	(216)
Accounts payable – trade	390	(395)	1,214
Accrued liabilities, other current liabilities and other liabilities	(2,016)	2,375	5,257
Total adjustments	1,671	(7,488)	11,341

Net cash (used in) provided by operating activities	(16,590)	387	(17,179)

Cash flows from investing activities:
Capital expenditures	(3,472)	(4,436)	(2,170)
Sales (purchases) of marketable securities	28,695	(30,061)	—

Net cash provided by (used in) investing activities	25,223	(34,497)	(2,170)

Cash flows from financing activities:
Proceeds from borrowings under government programs and mortgage agreement	—	—	7,412
Repayments under mortgage agreement and capital leases	(269)	(339)	(411)
Proceeds from exercise of stock options	28	97	—

Net cash (used in) provided by financing activities	(241)	(242)	7,001

Effect of exchange rate changes on cash and cash equivalents	(63)	11	67

Increase (decrease) in cash and cash equivalents and restricted cash	8,329	(34,341)	(12,281)
Cash and cash equivalents and restricted cash - beginning of year	14,274	48,615	60,896
Cash and cash equivalents and restricted cash - end of year	$22,603	$14,274	$48,615

Composition of cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	21,603	13,524	47,865
Restricted cash	1,000	750	750
Total cash and cash equivalents and restricted cash	$22,603	$14,274	$48,615

The accompanying notes are an integral part of these consolidated financial statements

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

Note 1 - Summary of significant accounting policies

Nature of business

Enzo Biochem, Inc. (the “Company”) is an integrated diagnostics, clinical lab, and life sciences company engaged in research, development, manufacturing and marketing of diagnostic and research products based on genetic engineering, biotechnology and molecular biology. These products are designed for the diagnosis of and/or screening for infectious diseases, cancers, genetic defects and other medically pertinent diagnostic information and are distributed in the United States and internationally. The Company also conducted research and development activities in the development of therapeutic products based on the Company’s technology platform of genetic modulation and immune modulation. The Company operates a clinical laboratory that offers and provides molecular and esoteric diagnostic medical testing services in the New York, New Jersey, and Connecticut medical communities. The Company operates in three segments (see Note 16).

We have incurred net losses historically and have an accumulated deficit of $288,261 as of July 31, 2022. We had a net loss of $18,261 for the year ended July 31, 2022, and net cash used in operating activities was $16,590. We may continue to generate net losses for the foreseeable future. We believe the combination of our cash and cash equivalents at July 31, 2022, expected cash flows from operations, and re-activation of the Controlled Equity Offering program, if necessary, as disclosed in Note 12 will be sufficient for our operations and non-discretionary capital needs for at least twelve months from the filing of this report. There can be no assurances as to the market price or demand if and when we utilize the Controlled Equity Offering. Additionally, failure to generate additional revenues, obtain additional capital or manage discretionary spending could have an adverse effect on our financial position, results of operations and liquidity.

Impacts of COVID-19 pandemic

As a novel strain of coronavirus (COVID-19) impacted the economy of the United States and other countries around the world, we committed to being a part of the coordinated public and private sector response to this unprecedented challenge. We made substantial investments to expand and maintain the amount of COVID-19 testing available in the communities we serve. During the fiscal years ended July 31, 2022 and 2021, the Company generated substantial increases in COVID-19 related products and services. Enzo applied its technical expertise in molecular diagnostics to develop next generation COVID-19 diagnostic and antibody testing options which were approved under the FDA Emergency Use Authorization (EUA). This testing had a significantly positive impact on revenue, profitability and cash flow throughout fiscal 2021 and most of fiscal 2022. Revenues from COVID-19 testing represented 44%, 48%, and 8% of Clinical services revenues in the fiscal 2022, 2021 and 2020 periods, respectively.

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

The rate of transmission of COVID-19 and its variants is on the decline in the US and the economy has reopened. However, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, and the continuation of work-from-home policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and our competitors, partners, and vendors. While we anticipate that COVID-19 will continue to impact our business into the future, increases in vaccination rates and booster shots, the development of new therapeutics and greater availability of rapid COVID-19 tests has resulted in a continued, significant decline in demand for our COVID-19 testing. As a result, fiscal year 2022 COVID-19 testing volume, revenues, profitability, and cash flow did not match 2021 levels.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

The extent to which the COVID-19 pandemic has and will continue to impact the Company’s business and financial results depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the impact to worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the economic recovery, and governmental and business reactions to the pandemic. These factors are beyond the Company’s knowledge and control, and as a result, at this time the Company cannot reasonably estimate the impact the COVID-19 pandemic will have on its businesses but the impact could be material. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of July 31, 2022 and through the date of this Annual Report. The accounting matters assessed included, but were not limited to, the Company’s patient self-pay revenue concessions and credit losses in the Clinical Services segment, accounts receivable, inventories and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods. We expect COVID-19 testing volume will continue to decline in the periods ahead as the percentage of Americans who are vaccinated increases, the severity of its variants declines, and the general use of at home testing. However, the emergence and spread of more serious variants may cause our COVID-19 testing volume to increase again. Even after the COVID-19 pandemic has moderated and the business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment that may persist, including inflation and actions by the Federal Reserve to increase interest rates.

Principles of consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries, Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc. (and its wholly-owned foreign subsidiaries), Enzo Therapeutics, Inc., Enzo Realty LLC (“Realty”) and Enzo Realty II, LLC (“Realty II”). All intercompany transactions and balances have been eliminated.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds. At July 31, 2022 and 2021, the Company had cash and cash equivalents in foreign bank accounts of $590 and $909, respectively.

Marketable securities

As of July 31, 2021, the Company had investments in a mutual fund and an exchange traded fund (ETF) holding highly rated corporate bonds, asset backed securities, municipal bonds, mortgage obligations and government obligations. These investments were classified as trading securities and Level 1 fair value investments. As of July 31, 2021, the fair value of these investments was $29,978 and the cost basis was $30,061. We recognized unrealized losses of $83 for the fiscal year ended July 31, 2021. During fiscal 2022, these investments were sold resulting in a realized loss of $1,283, which is included in Other income (expense).

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

Other than the Medicare program, two providers whose programs are included in the “Third party payers” and health maintenance organizations (“HMOs”) categories represent 21%, 22% and 24%, respectively, of Clinical Services net revenue for the years ended July 31, 2022, 2021 and 2020 respectively, and represent 23% and 27% respectively, of the Clinical Services net accounts receivable as of July 31, 2022 and 2021. Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents 11% and 13%, respectively, of Clinical Services net revenues for the years ended July 31, 2022 and 2021.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

Accrual for Self-Funded Employee Medical Insurance

Accruals for self-funded employee medical insurance are determined based on a number of assumptions and factors, including historical payment trends, claims history and current estimates. These estimated liabilities are not discounted as they are expected to be repaid within one year. If actual trends differ from these estimates, the financial results could be impacted.

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

During the years ended July 31, 2022, 2021 and 2020, the contractual adjustment percentages, determined using current and historical reimbursement statistics, were approximately 83%, 83% and 88%, respectively, of gross billings.

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

In the case of COVID-19 diagnostic and antibody testing, collection risk for uninsured patients was minimized under the HRSA COVID-19 Uninsured Program (the “Program”). The HRSA stopped accepting claims for testing and treatment for uninsured individuals under the Program in late March 2022. As of July 31, 2022, we had no material outstanding net accounts receivable associated with claims for reimbursement under the Program.

The Clinical Laboratory Services segment’s net receivables are detailed by billing category and as a percent to its total net receivables. At July 31, 2022 and 2021, approximately 59% of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

The following is a table of the Company’s net accounts receivable by segment.

	July 31, 2022		July 31, 2021
Net accounts receivable by segment	Amount	%	Amount	%
Clinical Labs (by billing category)
Third party payers	$2,647	40	$2,195	36
Patient self-pay	2,779	41	2,007	33
Medicare	768	11	1,122	19
HMO’s	560	8	692	12
Total Clinical Labs	6,754	100%	6,016	100%
Total Life Sciences	4,762		4,182
Total accounts receivable – net	$11,516		$10,198

As of July 31, 2020, total accounts receivable – net were $9,141 with Clinical Labs receivables representing 68% or $6,180 of the total. Life Sciences receivables were $2,961 or 32% of the total.

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

Impairment testing for Goodwill and Long-Lived Assets

The Company tests goodwill annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. In assessing goodwill for impairment, the Company has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to perform

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

any additional tests in assessing goodwill for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it will perform a quantitative assessment as it identifies the reporting units and compares the fair value of each of these reporting units to their respective carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists. If the carrying amount of the reporting unit is higher than its fair value, the impairment charge is the amount by which the carrying amount exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company performed a quantitative assessment in 2022, 2021 and 2020, and concluded there were no goodwill impairments. The goodwill is held in the Clinical Labs reporting unit, which in 2022 had income before taxes of $839. In 2022, we estimated the fair value of this reporting unit by determining the multiple of enterprise value to revenues for a peer group of clinical reference labs, discounted that multiple, and applied it to our reporting unit’s annualized revenues. The resulting estimate of the fair value of the reporting unit exceeded the carrying amount of the reporting unit by approximately $55,000, well in excess of the unit’s goodwill.

The Company reviews the recoverability of the carrying value of long-lived assets (including its intangible assets, all of which have finite lives) of an asset or asset group for impairment annually as of the end of the fiscal year, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of an asset or asset group. The net book value of the long lived asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. There were no long-lived asset impairments in 2022, 2021 or 2020.

Comprehensive income (loss)

Comprehensive income (loss) consists of the Company’s consolidated net income (loss) and foreign currency translation adjustments. Foreign currency translation adjustments included in comprehensive income (loss) were not tax effected as the Company has a full valuation allowance at July 31, 2022, 2021, and 2020. Accumulated other comprehensive income is a separate component of stockholders’ equity and consists of the cumulative foreign currency translation adjustments.

Shipping and Handling Costs

Shipping and handling costs associated with the distribution of finished goods to customers are recorded in cost of goods sold.

Research and Development

Research and development costs are charged to expense as incurred.

Advertising

All costs associated with advertising are expensed as incurred. Advertising expense, included in selling, general and administrative expense, approximated $577, $400, and $437 for the years ended July 31, 2022, 2021 and 2020, respectively.

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

July 31, 2022

(Dollars in thousands except share data)

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At July 31, 2022 and 2021, the Company had no uncertain tax benefits recorded. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

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

Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options, and unvested restricted stock units and performance stock units, is determined using the treasury stock method. For fiscal 2021 approximately 134,000 of weighted average stock options were included in the calculation of diluted weighted average shares outstanding. Diluted weighted average shares outstanding for fiscal 2022 and 2020 does not include the potential common shares from stock options and unvested restricted stock because to do so would have been antidilutive and as such is the same as basic weighted average shares outstanding for 2022 and 2020.

The number of potential common shares (“in the money options”) and unvested restricted stock units and performance stock units excluded from the calculation of diluted weighted average shares outstanding for the year ended July 31, 2022 was approximately 472,000.

The number of potential common shares (“in the money options”) excluded from the calculation of diluted weighted average shares outstanding for the year ended July 31, 2020 was 40,000.

For the years ended July 31, 2022, 2021 and 2020, the effect of approximately 1,499,000, 1,465,000 and 1,904,000 respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended July 31:

	2022	2021	2020
Net (loss) income	$(18,261)	$7,875	$(28,520)

Weighted-average common shares outstanding – basic	48,594	48,191	47,696
Add: effect of dilutive stock options and restricted stock	—	134	—
Weighted-average common shares outstanding – diluted	48,594	48,325	47,696

Net (loss) income per share – basic	$(0.38)	$0.16	$(0.60)
Net (loss) income per share – diluted	$(0.38)	$0.16	$(0.60)

Share-Based Compensation

The Company records compensation expense associated with stock options, restricted stock units and performance stock units based upon the fair value of the stock based awards as measured at the grant date. The Company determines the award values of stock options using the Black Scholes option pricing model. The expense is recognized by amortizing the fair values on a straight-line basis over the vesting period, adjusted for forfeitures when they occur.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

For the years ended July 31, 2022, 2021 and 2020, share-based compensation expense relating to the fair value of stock options, restricted stock units and performance stock units was approximately $1,496, $907 and $933, respectively (see Note 12). During the year ended July 31, 2020, the Company issued common stock as employee compensation in the amount of $10. No excess tax benefits were recognized for the year ended July 31, 2022, 2021 and 2020.

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statement of operations for the years ended July 31:

	2022	2021	2020
Cost of clinical laboratory services	$14	$93	$46
Selling, general and administrative	1,482	814	887
	$1,496	$907	$933

Effect of New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The amendments in the ASU simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted the amendments in this ASU beginning August 1, 2021. The adoption of the amendments in this ASU did not have a material impact on our consolidated results of operations, financial position or cash flows.

Pronouncements Issued but Not Yet Adopted

In June 2016, FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326). This standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses.

The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. Adoption of this standard is required for our annual and interim periods beginning August 1, 2023, as we qualify as a smaller reporting company at the end of fiscal 2022 and must be adopted using a modified retrospective transition approach. We are currently assessing the impact of the adoption of this standard on our results of operations, financial position and cash flows.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 2 – Goodwill and intangible assets

Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Laboratory Services segment and is $7,452 as of July 31, 2022 and 2021.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

Intangible assets

The Company’s change in the net carrying amount of intangible assets, all in the Life Sciences Products segment is as follows:

	Gross	Accumulated Amortization	Net
July 31, 2020	$27,686	$(27,148)	$538
Amortization expense	—	(296)	(296)
Foreign currency translation	89	(87)	2
July 31, 2021	$27,775	$(27,531)	$244
Amortization expense	—	(239)	(239)
Foreign currency translation	(512)	507	(5)
July 31, 2022	$27,263	$(27,263)	$—

Intangible assets, all finite-lived and fully amortized as of July 31, 2022, consist of the following:

	July 31, 2022			July 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Patents	$11,027	(11,027)	$—	$11,027	$(11,027)	$—
Customer relationships	11,771	(11,771)	—	12,059	(11,815)	244
Website and acquired content	1,011	(1,011)	—	1,025	(1,025)	—
Licensed technology and other	470	(470)	—	494	(494)	—
Trademarks	2,984	(2,984)	—	3,170	(3,170)	—
Total	$27,263	(27,263)	$—	$27,775	$(27,531)	$244

Amortization expense for the years ended July 31, 2022, 2021, and 2020 was $239, $296 and $524, respectively.

Note 3 – Revenue Recognition

Clinical Services Revenue

Service revenues in the Company’s clinical services business accounted for 70%, 74% and 63% of the Company’s total revenues for fiscal years ended July 31, 2022, 2021, and 2020 respectively and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

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

Patient self-pay

Uninsured patients are billed based on established patient fee schedules or fees negotiated with physicians on behalf of their patients. Coinsurance and deductible responsibilities based on fees negotiated with healthcare insurers are also billed to insured patients and included in this portfolio. Collection of billings from patients is subject to credit risk and ability of the patients to pay. Revenues consist of amounts billed net of discounts provided to uninsured patients in accordance with the Company’s policies and implicit price concessions. Implicit price concessions represent differences between amounts billed and the estimated consideration the Company expects to receive from patients, which considers historical collection experience and other factors including current market conditions. Adjustments to the estimated allowances, based on actual receipts from the patients, are recorded upon settlement. Patient responsibility is invoiced and if it reaches 91 days outstanding, the account is sent to a collection agency for further processing. After the account has been with the collection agency for at least 105 days, it is written off.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

The following table represents clinical services net revenues and percentages by type of customer:

	Year ended July 31, 2022		Year ended July 31, 2021		Year ended July 31, 2020
Revenue category	Revenue	%	Revenue	%	Revenue	%
Third-party payers	$43,908	59	$52,564	60	$24,893	52
Medicare	10,391	14	13,084	15	10,825	23
HMO’s	12,070	16	11,878	14	5,983	12
Patient self-pay	8,059	11	9,458	11	6,263	13
Total	$74,428	100%	$86,984	100%	$47,964	100%

For fiscal years ended July 31, 2022, 2021, and 2020 all of the Company’s clinical services revenues were generated within the United States.

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

Products Revenue

The Company accounts for revenue pursuant to ASC Update No. 2014-09, Revenue from Contracts with Customer (ASC 606) and generates revenue from the sale of our single-use products used in the identification of genomic information. Revenue is recorded net of sales tax. The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products are identified; the transaction price is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods expected to be transferred. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. Transfer of control for the Company’s products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains the use of and substantially all of the remaining benefit of the product. As such, the Company’s performance obligation related to product sales is satisfied at a point in time. The Company recognizes a receivable when it has an unconditional right to payment, which represents the amount the Company expects to collect in a transaction and is most often equal to the transaction price in the contract. Payment terms for shipments to end-user and distributor customers may range from 30 to 90 days. Amounts billed to customers for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of products.

Products revenue by geography is as follows:

	2022	2021	2020
United States	$19,781	$15,617	$14,824
Europe	8,568	10,386	7,720
Asia Pacific	4,294	4,744	4,017
Products revenue	$32,643	$30,747	$26,561

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

Note 4 - Supplemental disclosure for statement of cash flows

In the years ended July 31, 2022, 2021, and 2020, interest paid by the Company approximated $231, $237 and $266, respectively.

For the years ended July 31, 2022 and 2021, the net reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was approximately $29 and $74, respectively. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

For the years ended July 31, 2022, 2021 and 2020, tax on capital paid by the Company was $129, $305 and $90, respectively. There was no cash paid for income taxes by the Company for the years ended July 31, 2022, 2021, and 2020.

During the years ended July 31, 2022, 2021 and 2020, the Company issued common stock in connection with its share-based 401(k) employer match in the amount of $814, $780 and $839, respectively. During the year ended July 31, 2021, the Company issued 332,700 restricted shares of common stock to two senior executives in settlement of their accrued bonuses totaling $875.

Note 5 - Inventories

Inventories, net consisted of the following at July 31:

	2022	2021
Raw materials	$1,524	$1,062
Work in process	2,459	2,534
Finished products	11,428	9,056
	$15,411	$12,652

Note 6 - Property, plant, and equipment

At July 31, 2022 and 2021, property, plant, and equipment consist of:

	2022	2021
Building and building improvements	$11,819	$10,310
Machinery and equipment (includes assets under finance leases - see Note 9)	12,491	12,721
Office furniture and computer equipment	17,034	15,942
Leasehold improvements	5,292	5,692
	46,636	44,665
Accumulated depreciation and amortization	(31,439)	(30,142)
	15,197	14,523
Land and land improvements	2,062	2,062
	$17,259	$16,585

At July 31, 2022, building and building improvements include construction in progress of approximately $323.

Note 7 - Income taxes

The Company recorded no benefit or provision for income taxes for fiscal years ended July 31, 2022, 2021 or 2020.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

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

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The components of deferred tax assets (liabilities) as of July 31 are as follows:

	2022	2021
Deferred tax assets:
Federal tax carryforward losses	$20,303	18,140
Provision for uncollectible accounts receivable	635	970
State and local tax carry forward losses	2,758	1,658
Stock compensation	1,766	1,088
Depreciation	875	850
Research and development and other tax credit carryforwards	1,551	1,527
Lease liabilities	4,594	5,194
Foreign tax carryforward losses	3,213	2,536
Intangibles and goodwill	481	858
Inventory	1,769	1,637
Accrued expenses	2,199	1,341
Other, net	12	17
Deferred tax assets	40,156	35,816

Right of use assets	(4,313)	(4,917)
Prepaid expenses	(1,175)	(946)
Other, net	(58)	(79)
Deferred tax liabilities	(5,546)	(5,942)

Net deferred tax assets before valuation allowance	34,610	29,874
Less: valuation allowance	(34,610)	(29,874)
Net deferred tax liabilities	$—	$—

The Company recorded a valuation allowance during the years ended July 31, 2022 and 2021 equal to domestic and foreign net deferred tax assets. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets. For fiscal years 2022 and 2021, the change in the valuation allowance was $4,736 and ($203), respectively.

As of July 31, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $96,679 of which $58,867, if not fully utilized, expire between 2030 and 2038 and which $37,812 do not expire. Utilization is dependent on generating sufficient taxable income prior to expiration of the tax loss carryforwards. In addition, the Company has research and development tax credit carryforwards of approximately $1,551 which expire between 2025 and 2042. As of July 31, 2022, the Company has state and local net operating loss carryforwards of approximately $38,133, which if not fully utilized, expire between 2038 and 2042. As of July 31, 2022, the Company had foreign loss carryforwards of approximately $14,831 which with few exceptions do not expire.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

The geographic components of (loss) income before income taxes consisted of the following for the years ended July 31:

	2022	2021	2020
United States operations	$(14,267)	$8,832	$(27,690)
International operations	(3,994)	(957)	(830)
(Loss) income before taxes	$(18,261)	$7,875	$(28,520)

The benefit or (provision) for income taxes was at rates different from U.S. federal statutory rates for the following reasons for the years ended July 31:

	2022	2021	2020
Federal statutory rate	21.0%	(21.0)%	21.0%
Compensation and other expenses not deductible for income tax return purposes	(2.9)	(3.4)	(1.1)
PPP loan forgiveness income not taxable for income tax return purposes	—	18.7	—
Change in valuation allowance, net	18.1	5.7	(19.9)
	—%	—%	—%

Because there are no undistributed earnings at the Company’s foreign subsidiaries at July 31, 2022, no U.S. federal income taxes have been provided. As of July 31, 2022, the Company has no liabilities for uncertain tax positions. It is the Company’s policy to record interest and penalties as a component of tax expense. The Company files income tax returns in the U.S. Federal jurisdiction, various U.S. state jurisdictions and several foreign jurisdictions. With few exceptions, the fiscal years that remain subject to examination are July 31, 2019 through July 31, 2022.

During fiscal 2021, the Swiss Federal Tax Administration completed of an examination for the fiscal years 2015 through 2018, which resulted in the tax returns being accepted as filed. During fiscal 2021, the Company received notification from the German tax authorities of an examination for the fiscal years 2015 through 2019. As of July 31, 2022, we had received no preliminary audit findings and no reserves have been recorded with respect to this audit.

Note 8 – Long term debt

In connection with the purchase of a building in Farmingdale, NY on November 27, 2018, a wholly-owned subsidiary (the “mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4,500 for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $72 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $46 at July 31, 2022. At July 31, 2022, the balance owed by the subsidiary under the mortgage agreement was $3,980. The Company’s obligations under the mortgage agreement are secured by the building and by a $1,000 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of July 31, 2022. We assumed from the seller an operating lease for a tenant at the facility which expired on June 30, 2020. Rental income from the assumed lease is included in other income.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial covenants. Effective October 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace that covenant with a liquidity covenant. The liquidity covenant requires that we own and maintain at all times and throughout the remaining term of the loan at least $25,000 of liquid assets, defined as time deposits, money market accounts and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. Effective September 29, 2021, the Company and the mortgagee agreed to further covenant restructuring whereby (a) the liquidity covenant was reduced to 150% of the loan principal (or approximately $6,000 as of July 31, 2022) from $25,000 previously, and (b) the collateral requirement was increased from $750 to $1,000. As of July 31, 2022, the Company was in compliance with all the financial and liquidity covenants related to this mortgage.

In April 2020, our subsidiary in Switzerland received a loan of CHF 400 (or $400, based on the foreign exchange rate as of July 31, 2020) from the Swiss government under the “Corona Krise” emergency loan program in response to the pandemic. This loan is uncollateralized and bears 0% interest. In January 2022, the bank agent of the Swiss government informed our subsidiary that the loan had to be fully amortized within a maximum of eight years and that the first of semiannual amortization payments of CHF 33 would begin in March 2022. In March 2022, the subsidiary made its first semi-annual principal repayment of CHF 33 (or $35 based on exchange rates). Based on this amortization schedule, the loan will be repaid by September 2027. The current portion of this loan is included in other current liabilities and the long term portion in long term debt – net as of July 31, 2022.

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

The SBA announced its intention to audit loans in excess of $2,000 and in June 2022 requested through Citibank N.A. the production of documents and information related to our loan and our request for forgiveness. We provided that information to the SBA via Citibank N.A. In October 2022 the SBA requested through Citibank N.A. that we complete a new version of their loan necessity questionnaire with respect our forgiven loan, which we will provide by the end of October 2022.

Minimum future annual principal payments under these agreements as of July 31, 2022 are as follows:

July 31,	Total
2023	$230
2024	237
2025	247
2026	256
2027	266
Thereafter	3,116
Total principal payments	4,352
Less: current portion, included in other current liabilities and finance leases short term	(229)
unamortized mortgage cost	(46)
Long term debt - net	$4,077

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

Note 9 - Leases

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

Leases	Balance Sheet Classification	July 31, 2022	July 31, 2021
Assets
Operating	Right-of-use assets	$15,174	$17,020
Finance	Property, plant and equipment, net (a)	172	248
Total lease assets		$15,346	$17,268

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$3,432	$3,419
Finance	Finance leases short term	81	88

Non-current:
Operating	Operating lease liabilities, non-current	12,729	14,558
Finance	Other liabilities and finance leases long term	39	110
Total lease liabilities		$16,281	$18,175

(a)	Accumulated amortization of finance lease assets was approximately $210 and $1,100 as of July 31, 2022 and 2021, respectively.

For the years ended July 31, components of lease cost were as follows:

Lease Cost	2022	2021
Operating lease cost	$4,431	$5,474
Finance lease cost:
Amortization of leased assets	76	137
Interest on lease liabilities	10	16
Total lease cost	$4,517	$5,627

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

The maturity of the Company’s lease liabilities as of July 31, 2022 is as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases	Finance leases	Total
2023	$4,129	$81	$4,210
2024	3,836	44	3,880
2025	3,503	—	3,503
2026	3,351	—	3,351
2027	2,507	—	2,507
Thereafter	808	—	808
Total lease payments	18,134	125	18,259
Less: Interest (a)	(1,973)	(5)	(1,978)
Present value of lease liabilities	$16,161	$120	$16,281

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the years ended July 31 were as follows:

Lease term and discount rate	2022	2021
Weighted-average remaining lease term (years):
Operating leases	4.7 years	5.6 years
Finance leases	1.5 years	2.5 years

Weighted-average discount rate:
Operating leases	5.0%	4.9%
Finance leases	4.5%	7.4%

See Note 4 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the years ended July 31, 2022, 2021 and 2020.

Note 10 - Accrued Liabilities

At July 31, accrued liabilities consist of:

	2022	2021
Payroll, benefits and commissions	$4,912	$5,856
Professional fees	801	628
Legal	4,523	2,554
Deferred revenue	—	2,675
Other	2,064	2,588
	$12,300	$14,301

Deferred revenue

In order to increase cash flow to providers of services and suppliers impacted by the pandemic, the Centers for Medicare and Medicaid Services (CMS) expanded its Accelerated and Advance Payment Program to a broader group of Medicare providers. We applied for and received a $2,526 payment advance from this program in April 2020. Since the Company had the right to repay the advance at any time, the entire balance was considered current. The recoupment of the CMS advance started April 2021 and was completed by April 2022. At July 31, 2021 and 2020, the deferred revenue related to the CMS payment advance was $1,847 and $2,526, respectively.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of July 31, 2022 and 2021, the Company had established reserves of $260 and $300 respectively, which are included in accrued liabilities for payroll, benefits and commissions, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

Note 11 - Other current liabilities

At July 31, other current liabilities consist of:

	2022	2021
Finance lease obligations, current portion	$81	$81
Current portion of mortgage loan	159	152
Current portion of Swiss government loan	70	—
	$310	$233

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

For the years ended July 31, 2022, 2021, and 2020, the Company did not sell any shares of common stock under the Sales Agreement.

Common stock issuances

In fiscal 2022, the Company issued 237,383 shares of common stock pursuant to its employees’ 401(k) matching contribution obligation of $814. In fiscal 2021, the Company issued 208,537 shares of common stock in settlement of its employees’ 401(k) matching contribution obligation of $780. In January 2021, the Company issued 332,700 shares of common stock in payment of accrued executive bonuses of $875. In fiscal 2020, the Company issued 333,265 shares of common stock in settlement of its employees’ 401(k) matching contribution obligation of $839 and also issued 4,167 shares of common stock as employee compensation and recorded an expense of $10.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

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

The exercise price of options granted under the Amended and Restated 2011 Plan, as amended and restated, is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan, as amended and restated, will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan, as amended and restated, will remain in effect until they have been exercised or terminated, or have expired. As of July 31, 2022, there were approximately 4,142,000 shares of common stock available for grant under the Amended and Restated 2011 Plan, as amended and restated.

The Company estimates the fair value of each stock option award on the measurement date using a Black-Scholes option pricing model. The fair value of awards is amortized to expense on a straight-line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, primarily time elapsed. Performance stock awards are not recognized until it is probable they will be earned. At such time, their expense is then recognized over the requisite service period, including that portion of the service period already elapsed.

Effective November 8, 2021, the Company appointed Hamid Erfanian as Chief Executive Officer and granted equity awards to him comprised of options to purchase 700,000 shares of common stock of the Company and restricted stock units (RSUs) for 260,000 shares of the common stock of the Company.

Options granted pursuant to the plans may be either incentive stock options or non-statutory options. The 2011 Plan provides for the issuance of stock options, restricted stock and restricted stock unit awards which generally vest over a two or three year period. A summary of the option activity pursuant to the Company’s stock option plan for the years ended July 31, 2022, 2021, and 2020 is as follows:

	2022		2021		2020
	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price	Options	Weighted - Average Exercise Price
Outstanding at beginning of year	2,504,563	$3.74	2,636,496	$4.05	2,351,040	$4.53
New Grants	1,858,250	$2.88	543,104	$2.57	773,032	$2.40
Exercised	(11,300)	$2.49	(34,667)	$2.80	—	$—
Expired or forfeited	(409,730)	$7.00	(640,370)	$3.52	(487,576)	$3.71
Outstanding at end of year	3,941,783	$3.00	2,504,563	$3.74	2,636,496	$4.05
Exercisable at end of year	1,794,399	$3.14	1,561,326	$4.37	1,457,162	$5.10
Weighted average fair value of options granted during year		$1.52		$1.27		$1.01

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

The intrinsic value of stock option awards that vested during the fiscal year represents the value of the Company’s closing stock price on the last trading day of the fiscal year in excess of the exercise price multiplied by the number of options that vested.

Total intrinsic value of outstanding options that vested and were exercisable during the fiscal years ended July 31, 2022, 2021, and 2020 was $68, $488, and $0, respectively.

The intrinsic value of options outstanding at July 31, 2022, 2021, and 2020 was $193, $1,323 and $79, respectively.

The intrinsic value of the options exercised in fiscal 2022, 2021 and 2020 was $4, $38 and $0, respectively.

Listed below are the assumptions used to determine the fair value of options granted during fiscal years 2022, 2021 and 2020:

Grant Year	Options Granted	Exercise Price Range	Term (years)	Vesting Period (years)	FMV of options Granted/Per Share	Expected Life (years)	Expected Volatility %	Interest Rate %
2022	1,858,250	$2.21 – $3.64	5	3	$1.17 – $1.78	3.5	73.25 – 74.52	1.73 – 3.03

2021	543,104	$2.14 – $2.63	5	2 - 3	$1.04 – $1.30	3.25 – 3.5	69.36 – 73.26	0.19 – 0.26

2020	773,032	$2.20 – $3.32	5	2 - 3	$0.86 – $1.34	3.25 – 3.5	53.77 – 66.24	0.27 – 1.2

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

The following table summarizes information for stock options outstanding at July 31, 2022:

Range of Exercise prices	Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$2.14 - $3.64	3,554,633	3.6	$2.73
$4.42	290,000	1.0	$4.42
$5.52 - $8.36	97,150	0.6	$7.47
	3,941,783

The following table summarizes information for stock options exercisable at July 31, 2022:

Range of Exercise prices	Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price
$2.14 - $3.64	1,407,249	2.3	$2.58
$4.42	290,000	1.0	$4.42
$5.52 - $8.36	97,150	0.6	$7.47
	1,794,399

Performance Stock Units

To better align the long-term interest of executives with growing U.S. practices, beginning in fiscal 2018, the Company granted long-term incentive awards in the form of time based stock options and performance-based restricted stock units (“Performance Stock Units” or “PSUs”). The PSUs earned will be determined over a three-year performance period. The primary performance metrics will be revenue and Adjusted EBITDA growth. Payouts are based on revenue and adjusted EBITDA goals met at threshold, target or maximum levels and will be modified based on Total Shareholder Return (“TSR”) performance relative to Enzo’s peer group. The remaining PSUs awarded to executive officers in fiscal 2018 expired in fiscal 2021 as the 3 year growth goals were not achieved.

During the fiscal years ended 2020 and 2019, the Company awarded additional PSUs to its executive officers. These awards provide for the grant of shares of our common stock at the end of a three–year period based on the achievement of revenue growth and adjusted EBITDA growth goals met at threshold, target or maximum levels over the respective period.

For the fiscal year ended July 31, 2022, the Company reversed net total PSU accruals of $124 for a former officer who forfeited 25,300 and 20,000 PSUs from the fiscal 2020 and fiscal 2019 awards, respectively, resulting in net PSU compensation expense of $70. For the fiscal year ended July 31, 2021, the Company accrued compensation expense of $272 for the outstanding PSUs awarded during fiscal 2020 and 2019 as the achievement of certain growth goals was deemed probable at that time. During fiscal 2021, a former officer forfeited 4,000 PSUs awarded in fiscal 2019. During the fiscal year 2020, no compensation expense was recognized as the achievement of the growth goals was deemed not probable at that time. During fiscal 2020, a former executive forfeited 10,500 PSUs from the fiscal 2019 award.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

The following table summarizes PSU’s granted and outstanding through July 31, 2022:

Grant Date	Total Grant	Forfeitures	Outstanding	Fair Market Value At Grant Date (000s)
10/15/2019	80,500	(34,500)	46,000	$155
10/19/2020	98,600	(25,300)	73,300	$153

Restricted Stock Units

The Company awarded restricted stock units (“RSUs”) to our CEO who was appointed in November 2021. The award was for 260,000 RSUs which vest over three years on the anniversary of his hiring. The fair market value of these RSUs at the date of grant was $881. The Company awarded to its 3 independent directors 117,189 RSUs in April 2022 which vest over two years whose fair market value was $300. In July 2022 the Company awarded to its 3 independent directors 124,998 RSUs which vest in one year and whose fair market value was $300. During fiscal 2022, the Company recognized shared based compensation expense of $295 for these RSUs.

The following table summarizes RSU activity for the fiscal year ended July 31, 2022:

	Number of RSUs outstanding	Weighted Average Fair Value per Unit at Date of Grant or Vesting		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Granted	502,187	$
Vested	—		—
Cancelled	—		$—
Outstanding at end of period	502,187		$2.95	1.8 years	$1,190
Expected to vest at end of period	502,187		$2.95	1.8 years	$1,190

As of July 31, 2022, there was $3,835 of total unrecognized compensation cost related to non-vested share-based payment arrangements granted under the Company’s 2011 Incentive Plan, which will be recognized over a weighted average remaining life of approximately two years.

Note 13 - Employee benefit plans

The Company has a qualified Salary Reduction Profit Sharing Plan (the “Plan”) for eligible U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. For the years ended July 31, 2022, 2021, and 2020, the Company authorized employer matched contributions of 50% of the employees’ contribution up to 10% of the employees’ compensation, payable in Enzo Biochem, Inc. common stock. The share-based 401(k) employer matched contribution was approximately $814, $780 and $839 in fiscal years 2022, 2021, and 2020, respectively. As of July 31, 2022, 2021 and 2020 the Company accrued a total of $462, $433 and $481, respectively in 401(k) matching contribution obligations within the Accrued liabilities account.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

The Company’s Swiss operations provide a pension plan named the Enzo Life Sciences (ELS) AG Vertrag - Nr. 2/401144, (the “Swiss Plan”) under the Swiss government’s social security system for Swiss employees. The current required minimum saving contribution is 13% for employees over age 25 and minimum annual investment return is 1.00%. Employees are required to contribute based on a formula and the Company’s Swiss operations make contributions of at least 40% of the employee contribution. The status of the Swiss Plan, which is substantially funded as of December 31, 2021, the latest plan year end, is as follows:

As of December 31,	2021	2020	2019
Total Assets	$2,667	$2,721	$2,181
Accumulated Benefit Obligation	$2,760	$2,890	$2,401
Funded status	97%	94%	91%

Fiscal Year ended July 31,	2021	2020	2019
Employer contributions	$144	$143	$165

The contract for the Swiss Plan automatically renews on its annual anniversary unless notice of termination is provided three months prior. The current contract will automatically renew on December 31, 2022. Currently the Company has no plans to change the current funding or plan design. No events have occurred that would impact the Swiss Plan status.

Note 14 - Commitments

Leases

A related party entity owned by a director and a former executive officer of the Company owns the building that the Company leases as its main facility for clinical laboratory operations and certain research operations. In addition to the minimum annual rentals of space, the lease is subject to annual increases, based on the consumer price index. Annual increases are limited to 3% per year. Rent expense for this lease, inclusive of real estate taxes, approximated $1,867, $1,815 and $1,833 during fiscal years 2022, 2021 and 2020, respectively.

Note 15 – Contingencies

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

The Company, along with its subsidiary Enzo Life Sciences, Inc., resolved its claims against Roche regarding the ‘197 Patent before the Court (civil action No. 12 cv-00106) in July 2022. There is currently one case that was originally brought by the Company that is still pending in the Court. In that case, Enzo alleges patent infringement of the ‘197 patent against Becton Dickinson Defendants. The claims in that case are stayed.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

On September 2, 2021, the PTO issued a non-final office action in an ex parte reexamination concerning the ’197 Patent. In the office action, the PTO rejected certain claims of the ’197 Patent under 35 U.S.C. § 102 and for nonstatutory double-patenting. Enzo responded to the office action on January 3, 2022. Beckton Dickinson filed another ex parte reexamination concerning the ‘197 patent on July 26, 2022.

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

On November 27, 2020, the Company brought an action in the United States District Court for the Southern District of New York against Harbert Discovery Fund, LP, Harbert Discovery Co-Investment Fund I, LP, Harbert Fund Advisors, Inc., Harbert Management Corp. and Kenan Lucas (together, “Harbert”). The Company alleges Harbert made false and misleading representations, or omitted to state material facts necessary to make their statements not misleading, in proxy materials they disseminated seeking the election to the Company’s Board of Directors at its 2019 Annual Meeting of two candidates they nominated, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder. The Company seeks damages and injunctive relief. On October 12, 2021, HDF filed nine counterclaims against the Company and present and former directors Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce A. Hanna, Dov Perlysky, Rebeca Fischer, Dr. Mary Tagliaferri and Dr. Ian B. Walters. HDF claims the Company made false and misleading representations in proxy materials it disseminated in connection with its 2019 Annual Meeting, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder, and that the Company’s directors at that time are liable under Section 20(a) of the Exchange Act for the Company’s purported misstatements. HDF also claims that current and former Company directors breached their fiduciary duties by taking four corporate actions: (a) adjourning the 2019 meeting for 25 days; (b) purportedly causing the two Harbert candidates for director, who were elected at the 2019 Meeting, to resign in November 2020; (c) authorizing the November 27, 2020 Lawsuit; and (d) not accepting Dr. Rabbani’s resignation as a director in March 2021. On November 10, 2021, the Company and the other counterclaim defendants moved to dismiss HDF’s counterclaims. On December 9, 2021, the court granted the motion to dismiss HDF’s counterclaims except HDF’s Section 14(a) claim against the Company concerning its statement that it intended to “delay” the 2019 Annual Meeting, and HDF’s Section 20(a) and breach of fiduciary duty counterclaims against Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce Hanna, Dov Perlysky and Rebecca Fischer with respect to that statement. The Court allowed HDF to move for leave to replead with respect to its dismissed counterclaims. On June 7, 2022, the Court “so ordered” a stipulation of dismissal with prejudice of the Company’s claims against Harbert Discovery Fund, LP, Harbert Discovery Co-Investment Fund I, LP, Harbert Fund Advisors, Inc., Harbert Management Corp., and Kenan Lucas, and HDF’s counterclaims against the Company, Dr. Bruce Hanna, Dov Perlysky, Rebecca Fischer, Dr. Ian B. Walters and Dr. Mary Tagliaferri. The only remaining claims are HDF’s counterclaims against Dr. Rabbani and Mr. Weiner. HDF has asked the Court to dismiss those claims without prejudice. Dr. Rabbani and Mr. Weiner have asked the Court to dismiss those counterclaims with prejudice and to allow them to take discovery from HDF, the Company, and possibly others.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

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

The Company, along with its subsidiary Enzo Life Sciences, Inc. entered into a Settlement Agreement as of July 26, 2022 (the “Agreement) with Roche Molecular Systems, Inc., et al. with respect to an action between the Company and Roche before the U.S. District Court, Southern District of New York, civil action No. 12 cv-00106. Roche agreed to pay the Company $0.5 million in settlement pursuant to the Agreement, which is included in Legal Settlements. The Company paid $0.15 million as an attorney contingency payment, which is included in Legal and related expenses.

Former executives arbitration

The Company terminated the employment of Elazar Rabbani, Ph.D. the Company’s former Chief Executive Officer, effective April 21, 2022.  Dr. Rabbani remains a board director of the Company. Dr. Rabbani is a party to an employment agreement with the Company, which entitles him to certain termination benefits, including severance pay, acceleration of vesting of share-based compensation, continuation of benefits and tax gross up certain of these termination benefits. Based on the terms of his employment agreement, the Company estimated and accrued a charge of $2,600 in fiscal 2022 which is included in Selling, general and administrative expenses. The charge was partially offset by the reversal of bonus accruals. In May 2022, the Company paid Dr. Rabbani $2,123 in accordance with terms of the employment contract. In July 2022, the Company paid income and other withholding taxes of $1,024 related to that payment on Dr. Rabbani’s behalf, which is included in “prepaid expense and other current assets” as of July 31, 2022, as the payment is reimbursable from Dr. Rabbani. Dr. Rabbani disputed the Company’s decision to not award him a bonus for fiscal year 2021 and the amount of severance that was owed to him under his employment agreement.  On July 8, 2022, the Company filed a demand for arbitration with the American Arbitration Association (the “AAA”) seeking, among other things, a declaration that the Company has fully satisfied its contractual obligations to Dr. Rabbani.  On August 4, 2022, Dr. Rabbani filed counterclaims in the arbitration seeking, among other things, a bonus for fiscal year 2021 and additional severance that he asserts is owed to him.  The parties have chosen an arbitrator from the AAA’s panel and a hearing is scheduled for June 8-16, 2023.

On February 25, 2022, Barry Weiner, the Company’s co-founder and President, notified the Company that he was terminating his employment as President of the Company for “Good Reason” as defined in his employment agreement. The Company accepted Mr. Weiner’s termination, effective April 19, 2022 but disagrees with Mr. Weiner’s assertion regarding “Good Reason.” On July 20, 2022, Barry Weiner, the Company’s former Chief Financial Officer, filed a demand for arbitration with the AAA asserting, among other things, that his annual bonus for fiscal year 2021 was too low and that his resignation (effective April 19, 2022) was for “Good Reason” under the terms of his employment agreement.  He seeks, among other things, payment of a higher 2021 bonus, and severance payments and benefits.  An arbitrator has not yet been selected from the AAA’s panel. As of July 31, 2022, the Company has not accrued any charges related to Mr. Weiner’s termination.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

Note 16 - Segment reporting

The Company has three reportable segments: Clinical Services, Products and Therapeutics. The Clinical Services segment provides diagnostic services to the health care community. The Company’s Products segment develops, manufactures, and markets products to research and pharmaceutical customers. The Company’s Therapeutics segment conducts research and development activities for therapeutic drug candidates. The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as “Other” consist of corporate general and administrative costs which are not allocable to the three reportable segments.

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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

The following financial information represents the operating results of the reportable segments of the Company:

Year ended July 31, 2022

	Clinical Laboratory Services	Life Sciences Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$74,428	$32,643	—	—	$107,071

Operating costs and expenses:
Cost of revenues	45,891	19,213	—	—	65,104
Research and development	1,329	2,383	$55	—	3,767
Selling, general and administrative	26,173	11,604	—	$10,241	48,018
Legal and related expenses	254	186	—	5,249	5,689
Legal settlements	—	(500)	—	—	(500)
Total operating costs and expenses	73,647	32,886	55	15,490	122,078

Operating income (loss)	781	(243)	(55)	(15,490)	(15,007)

Other income (expense)
Interest	(19)	45	—	133	159
Other	77	4	—	(1,272)	(1,191)
Foreign exchange loss	—	(2,222)	—	—	(2,222)
Income (loss)before taxes	$839	$(2,416)	$(55)	$(16,629)	$(18,261)

Depreciation and amortization included above	$1,711	$813	—	$303	$2,827

Share-based compensation included above:
Selling, general and administrative	190	22	—	1,270	1,482
Cost of sales	8	6	—	—	14
Total	$198	$28	—	$1,270	$1,496

Capital expenditures	$929	$1,915	—	$628	$3,472

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

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

July 31, 2022

(Dollars in thousands except share data)

Year ended July 31, 2020

	Clinical Laboratory Services	Life Sciences Products	Therapeutics	Other	Consolidated
Revenues – Services and Products	$47,964	$26,561	—	—	$74,525
Grant income	1,496	—	—	—	1,496
Total	49,460	26,561	—	—	76,021
Operating costs and expenses:
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

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022

(Dollars in thousands except share data)

Geographic financial information is as follows:

Net Services, Products and Grant revenues from unaffiliated customers, Year ended July 31,	2022	2021	2020
United States	$94,209	$102,601	$64,284
Europe	8,568	10,386	7,720
Asia Pacific	4,294	4,744	4,017
Total	$107,071	$117,731	$76,021

Long-lived assets, at July 31,	2022	2021
United States	$39,866	$41,249
Europe	19	52
Total	$39,885	$41,301

The Company’s reportable segments are determined based on the services they perform and the products they sell, not on the geographic area in which they operate. The Company’s Clinical Laboratory Services segment operates 100% in the United States with all revenue derived there. The Life Sciences Products segment earns product revenue both in the United States and foreign countries. The following is a summary of the Life Sciences Products segment product revenues attributable to customers located in the United States and foreign countries for the years ended July 31,

	2022	2021	2020
United States	$19,782	$15,617	$14,824
Foreign countries	12,861	15,130	11,737
	$32,643	$30,747	$26,561

ENZO BIOCHEM, INC
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
As of and for the Years ended July 31, 2021, 2020 and 2019
(in thousands)

Year ended July 31,	Description	Balance at Beginning of Year	Charged (credited) to costs and expenses	Charged to other accounts	Deductions		Balance at end of Year
2022	Allowance for doubtful accounts receivable	$180	$12		$31	(1)	$161

2021	Allowance for doubtful accounts receivable	194	5		19	(1)	180

2020	Allowance for doubtful accounts receivable	166	28		—		194

2022	Deferred tax valuation allowance	29,874	4,736		—		34,610

2021	Deferred tax valuation allowance	30,077	(203)		—		29,874

2020	Deferred tax valuation allowance	23,527	6,550		—		30,077

(1)	Write-off of uncollectible accounts receivable.

S-1