Form 10-Q
period 2022-10-31
ENZO BIOCHEM INC
filed 2022-12-12
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 001-09974

ENZO BIOCHEM, INC.
(Exact name of registrant as specified in its charter)

New York	13-2866202
(State or Other Jurisdiction of	(IRS. Employer
Incorporation or Organization)	Identification No.)

81 Executive Blvd. Suite 3 Farmingdale, New York	11735
(Address of Principal Executive office)	(Zip Code)

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

Yes ☐ No ☒

As of December 5, 2022, the Registrant had 48,720,454 shares of common stock outstanding.

ENZO BIOCHEM, INC.

FORM 10-Q

October 31, 2022

i

PART I FINANCIAL INFORMATIO

ITEM 1 FINANCIAL STATEMENTS

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31, 2022 (unaudited)	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$12,135	$21,603
Accounts receivable, net	11,515	11,516
Inventories, net	15,787	15,411
Prepaid expenses and other current assets	5,142	5,824
Total current assets	44,579	54,354

Property, plant, and equipment, net	17,140	17,259
Right-of-use assets	14,419	15,174
Goodwill	7,452	7,452
Other, including restricted cash of $1,000 at October 31, 2022 and July 21, 2022	1,609	1,618
Total assets	$85,199	$95,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$8,109	$8,508
Accrued liabilities	12,377	12,300
Current portion of operating lease liabilities	3,455	3,432
Other current liabilities and finance leases short term	312	310
Total current liabilities	24,253	24,550

Other liabilities and finance leases long term	18	39
Operating lease liabilities, non-current, net	11,952	12,729
Long term debt, net	3,986	4,077
Total liabilities	$40,209	$41,395

Contingencies – see Note 12

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 48,720,454 at October 31, 2022 and at July 31, 2022	487	487
Additional paid-in capital	339,892	339,462
Accumulated deficit	(299,273)	(288,638)
Accumulated other comprehensive income	3,884	3,151
Total stockholders’ equity	44,990	54,462

Total liabilities and stockholders’ equity	$85,199	$95,857

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended October 31,
	2022	2021
Revenues	$18,276	$26,519

Operating costs and expenses:
Cost of revenues	14,671	15,273
Research and development	996	744
Selling, general and administrative	11,451	11,052
Legal and related expenses	1,071	1,282
Total operating costs and expenses	28,189	28,351

Operating loss	(9,913)	(1,832)

Other income (expense):
Interest, net	70	39
Other	5	(145)
Foreign exchange loss	(797)	(381)
Total other expense	(722)	(487)

Net loss	$(10,635)	$(2,319)

Net loss per common share:
Basic	$(0.22)	$(0.05)
Diluted	$(0.22)	$(0.05)

Weighted average common shares outstanding:
Basic	48,720	48,472
Diluted	48,720	48,472

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2022	2021
Net loss	$(10,635)	$(2,319)
Other comprehensive gain:
Foreign currency translation adjustments	733	277
Comprehensive loss	$(9,902)	$(2,042)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended October 31, 2022 and 2021
(unaudited)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2022	48,720,454	$487	$339,462	$(288,638)	$3,151	$54,462
Net loss for the period ended October 31, 2022	—	—	—	(10,635)	—	(10,635)
Share-based compensation charges	—	—	430	—	—	430
Foreign currency translation adjustments	—	—	—	—	733	733
Balance at October 31, 2022	48,720,454	$487	$339,892	$(299,273)	$3,884	$44,990

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2021	48,471,771	$485	$337,126	$(270,377)	$1,352	$68,586
Net loss for the period ended October 31, 2021	—	—	—	(2,319)	—	(2,319)
Share-based compensation charges	—	—	216	—	—	216
Foreign currency translation adjustments	—	—	—	—	277	277
Balance at October 31, 2021	48,471,771	$485	$337,342	$(272,696)	$1,629	$66,760

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Three Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,635)	$(2,319)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	780	611
Amortization of intangible, prepaid and other assets	22	90
Share-based compensation charges	430	216
Share-based 401(k) employer match expense	198	167
Foreign exchange loss	783	342
Unrealized loss on marketable securities	—	196

Changes in operating assets and liabilities:
Accounts receivable	(11)	(1,120)
Inventories	(393)	(1,289)
Prepaid expenses and other assets	666	171
Accounts payable – trade	(407)	(2,198)
Accrued liabilities, other current liabilities and other liabilities	(126)	(910)
Total adjustments	1,942	(3,724)

Net cash used in operating activities	(8,693)	(6,043)

Cash flows from investing activities:
Purchases of marketable securities	—	(28)
Capital expenditures	(652)	(1,033)
Net cash used in investing activities	(652)	(1,061)

Cash flows from financing activities:
Repayments under long term debt agreements and finance leases	(95)	(57)
Net cash used in financing activities	(95)	(57)

Effect of exchange rate changes on cash and cash equivalents	(28)	(7)

Decrease in cash and cash equivalents and restricted cash	(9,468)	(7,168)
Cash and cash equivalents and restricted cash - beginning of period	22,603	14,274
Total cash and cash equivalents and restricted cash - end of period	$13,135	$7,106

The composition of total cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	12,135	6,356
Restricted cash included in other assets	1,000	750
Total cash and cash equivalents and restricted cash	$13,135	$7,106

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2022
(Unaudited)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics, Enzo Realty LLC and Enzo Realty II LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The Company has two reportable segments: Clinical Services and Products. The consolidated balance sheet as of October 31, 2022, the consolidated statements of operations, comprehensive (loss) income and stockholders’ equity for the three months ended October 31, 2022 and 2021, and the consolidated statements of cash flows for the three months ended October 31, 2022 and 2021 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2022 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2022 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2023.

Change in segment reporting

Historically, we engaged in the research and development of therapeutic candidates through Enzo Therapeutics, a biopharmaceutical venture that was developing multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which were derived from the pioneering work of Enzo Life Sciences. Enzo Therapeutics focused its efforts on researching treatment regimens for diseases and conditions for which treatment options were ineffective, costly, and/or caused unwanted side effects. This focus generated a clinical and preclinical pipeline, as well as numerous patents and patent applications with Enzo Therapeutics as the assignee. At the beginning of fiscal 2023, we determined we would redirect our research resources and efforts to our two operating segments, Enzo Life Sciences and Enzo Clinical Labs, and no longer consider Enzo Therapeutics a segment. The operating results of Enzo Therapeutics are now included in the “Other” segment. The prior period segment information for the three months ended October 31, 2021 reported in Note 11 has been restated to be included in the “Other” segment. The operating expenses of Enzo Therapeutics for the three months ended October 31, 2022 and 2021 now included in the “Other” segment were $9 and $5, respectively.

Liquidity

During the three months ended October 31, 2022, the Company incurred a net loss of $10,635 and used cash in operating activities of $8,693. The Company believes that based on its fiscal 2023 forecast, its current cash and cash equivalents level is sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months. However, should these net loss and use of cash trends continue, the Company may need to raise additional capital during the current fiscal year. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds, either through securing debt or the reactivation and utilization of the Controlled Equity Offering Program, or other sources. That program’s Form S-3 expired in October 2020 but may be refiled at any time at the discretion of the Company, as disclosed in Note 10 in the Notes to the Consolidated Financial Statements. Our liquidity plans are subject to a number of risks and uncertainties, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

Impact of COVID-19

We made substantial investments to expand and maintain the amount of COVID-19 testing available in the communities we serve since the start of the pandemic in March 2020. Enzo applied its technical expertise in molecular diagnostics to develop next generation COVID-19 diagnostic and antibody testing options which were approved under the FDA Emergency Use Authorization (EUA). During the fiscal year ended July 31, 2022, the Company generated substantial COVID-19 related services revenues, representing 44% of all services revenues. This testing had a significantly positive impact on the profitability and cash flow of our Clinical services segment for most of fiscal 2022. Revenues from COVID-19 testing during the three months ended October 31, 2022 represented 7% of all services revenues.

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

The rate of transmission of COVID-19 and the severity of its variants have dramatically declined in the US. However, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, and the continuation of work-from-home policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and our competitors, partners, and vendors. While we anticipate that COVID-19 will continue to impact our business into the future, increases in vaccination rates and booster shots, the development of new therapeutics and greater availability of rapid COVID-19 tests has resulted in a continued, significant decline in demand for our COVID-19 testing. As a result, volume, revenues, profitability, and cash flow from COVID-19 testing during the current period were all substantially and materially lower than the prior year period levels. At this time, COVID-19 testing is no longer a material part of our Services business.

We expect volume and revenues from COVID-19 testing will remain less significant in the periods ahead as the percentage of Americans who are vaccinated increases, the severity of its variants declines, and the general increase in the use of “at home” testing. However, the emergence and spread of potentially more serious variants may cause our COVID-19 testing volume to increase again. With respect to our non-COVID-19 operations, even after the COVID-19 pandemic impact has greatly moderated, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment, including inflation and actions by the Federal Reserve to increase interest rates.

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 and the recessionary economic environment, including inflation and actions by the Federal Reserve to increase interest rates as of October 31, 2022 and through the date of this Quarterly Report. The accounting matters assessed included, but were not limited to, the Company’s patient self-pay revenue concessions and credit losses in the Clinical Services segment, accounts receivable, inventories and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other economic factors, could result in additional material adverse impacts to the Company’s consolidated financial statements in future reporting periods.

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

Concentration Risk

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 15% of Clinical Services net revenue for the three months ended October 31, 2022 and 16% of the Clinical Services net accounts receivable as of October 31, 2022. Other than the Medicare program, two providers whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 36% of Clinical Services net revenue for the three months ended October 31, 2021.

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

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for the three months ended October 31, 2022 and 2021, diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options, restricted stock units, or unearned performance stock units because to do so would be antidilutive.

For the three months ended October 31, 2022, approximately 106,000 potential common shares from “in the money options” and unearned performance stock units were excluded from the calculation of diluted (loss) per share. For the three months ended October 31, 2021, approximately 541,000 of potential common shares from “in the money options” and unvested performance stock units were excluded from the calculation of diluted (loss) per share.

For the three months ended October 31, 2022 and 2021, the effect of approximately 2,595,000 and 793,000 of outstanding “out of the money” options to purchase common shares, respectively, were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive.

Note 3 – Revenue Recognition

Clinical Services Revenue

The Company accounts for revenue pursuant to ASC Update No. 2014-09, Revenue from Contracts with Customers (ASC 606). Service revenues in the Company’s clinical services business accounted for 61% and 74% of the Company’s total revenues for three months ended October 31, 2022 and 2021, respectively and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

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

The following table represents clinical services net revenues and percentages by type of customer:

	Three months ended October 31, 2022		Three months ended October 31, 2021
Revenue category
Third-party payer	$6,022	54%	$11,397	58%
Medicare	2,296	21	2,880	14
Patient self-pay	1,239	11	1,945	10
HMO’s	1,616	14	3,519	18
Total	$11,173	100%	$19,741	100%

For three months ended October 31, 2022 and 2021, all of the Company’s clinical services revenues were generated within the United States.

Products Revenue

In accordance with ASC 606, the Company generates product revenue from the sale of our single-use products used in the identification of genomic information. Revenue is recorded net of sales tax. The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products are identified; the transaction price is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods expected to be transferred. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. Transfer of control for the Company’s products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains the use of and substantially all of the remaining benefit of the product. As such, the Company’s performance obligation related to product sales is satisfied at a point in time. The Company recognizes a receivable when it has an unconditional right to payment, which represents the amount the Company expects to collect in a transaction and is most often equal to the transaction price in the contract. Payment terms for shipments to end-user and distributor customers may range from 30 to 90 days. Amounts billed to customers for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of products.

Products revenue by geography is as follows:

	Three Months Ended October 31
	2022	2021
United States	$4,095	$3,864
Europe	1,904	2,006
Asia Pacific	1,104	908
Products revenue	$7,103	$6,778

Note 4 - Supplemental disclosure for statement of cash flows

In the three months ended October 31, 2022 and 2021, interest paid by the Company was $53 and $56, respectively.

For the three months ended October 31, 2022 and 2021, the net reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was $1 and $11, respectively. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

For the three months ended October 31, 2022 and 2021, tax on capital paid by the Company was $0 and $29, respectively.

Note 5 – Inventories

Inventories consist of the following:

	October 31, 2022	July 31, 2022
Raw materials	$1,958	$1,524
Work in process	2,644	2,459
Finished products	11,185	11,428
	$15,787	$15,411

Note 6 – Goodwill

The Company’s net carrying amount of goodwill is in the Clinical Laboratory Services segment and is $7,452 as of October 31, 2022 and July 31, 2022.

Note 7 – Long term debt

In connection with the purchase of a building in Farmingdale, NY in November 2018, a wholly-owned subsidiary (the “mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4,500 for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $72 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $44 at October 31, 2022. At October 31, 2022, the balance owed by the subsidiary under the mortgage agreement was $3,941. The Company’s obligations under the mortgage agreement are secured by the building and by a $1,000 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of October 31, 2022.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial covenants. Effective October 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace that covenant with a liquidity covenant. The liquidity covenant requires that we own and maintain at all times and throughout the remaining term of the loan at least $25,000 of liquid assets, defined as time deposits, money market accounts and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. Effective September 29, 2021, the Company and the mortgagee agreed to further covenant restructuring whereby (a) the liquidity covenant was reduced to 150% of the loan principal (or approximately $5,911 as of October 31, 2022) from $25,000 previously, and (b) the collateral requirement was increased from $750 to $1,000. As of October 31, 2022, the Company was in compliance with all the financial and liquidity covenants related to this mortgage.

In April 2020, our subsidiary in Switzerland received a loan of CHF 400 (or $400, based on the foreign exchange rate at that time) from the Swiss government under the “Corona Krise” emergency loan program in response to the pandemic. This loan is uncollateralized and bears 0% interest. In January 2022, the bank agent of the Swiss government informed our subsidiary that the loan had to be fully amortized within a maximum of eight years and that the first of semiannual amortization payments of CHF 33 would begin in March 2022. In September 2022, the subsidiary made its second semi-annual principal repayment of CHF 33 (or $35 based on exchange rates). Based on this amortization schedule, the loan will be repaid by September 2027. The current portion of this loan is included in other current liabilities and the long term portion in long term debt – net as of October 31, 2022.

The CARES Act expanded the U.S. Small Business Administration’s (SBA) business loan program to create the Paycheck Protection Program (PPP), which provided employers with uncollateralized loans whose primary purpose was to retain or maintain workforce and salaries for a twenty-four week period (“covered period”) following receipt of the loan. We applied for the PPP loan based on the eligibility and need requirements established when the program was announced and in April 2020 received $7,000 through Citibank N.A., the Company’s existing lender, pursuant to the PPP (the “PPP Loan”). In June 2021, the SBA approved in full our request for loan forgiveness and in the fiscal year 2021 the Company recognized the forgiveness of the $7,000 loan in Other income. The SBA announced its intention to audit loans in excess of $2,000 and in June 2022 requested through Citibank N.A. the production of documents and information related to our loan and our request for forgiveness. We provided that information to the SBA via Citibank N.A. In October 2022 the SBA requested through Citibank N.A. that we complete a new version of their loan necessity questionnaire with respect our forgiven loan, which we provided. The SBA subsequently requested additional information with respect to wages paid which has been provided.

Minimum future annual principal payments under these agreements as of October 31, 2022 are as follows:

July 31,	Total
2023	$154
2024	234
2025	244
2026	253
2027	263
Thereafter	3,110
Total principal payments	4,258
Less: current portion, included in other current liabilities and finance leases short term	(228)
unamortized mortgage cost	(44)
Long term debt - net	$3,986

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

Leases	Balance Sheet Classification	October 31, 2022	July 31, 2022
Assets
Operating	Right-of-use assets	$14,419	$15,174
Finance	Property, plant and equipment, net (a)	153	172
Total lease assets		$14,572	$15,346

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$3,455	$3,432
Finance	Finance leases short term	81	81

Non-current:
Operating	Operating lease liabilities, non-current	11,952	12,729
Finance	Other liabilities and finance leases long term	18	39
Total lease liabilities		$15,506	$16,281

(a)	Accumulated amortization of finance lease assets was approximately $228 and $210 as of October 31, 2022 and July 31, 2022, respectively.

For the three months ended October 31, components of lease cost were as follows:

Lease Cost	2022	2021
Operating lease cost	$1,048	$1,158
Finance lease cost:
Amortization of leased assets	19	19
Interest on lease liabilities	2	3
Total lease cost	$1,069	$1,180

The maturity of the Company’s lease liabilities as of October 31, 2022 is as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases	Finance leases	Total
2023	$3,118	$66	$3,184
2024	3,874	37	3,911
2025	3,541	—	3,541
2026	3,351	—	3,351
2027	2,507	—	2,507
Thereafter	808	—	808
Total lease payments	17,199	103	17,302
Less: Interest (a)	(1,792)	(4)	(1,796)
Present value of lease liabilities	$15,407	$99	$15,506

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the three months ended October 31 were as follows:

Lease term and discount rate	2022	2021
Weighted-average remaining lease term (years):
Operating leases	4.5 years	5.4 years
Finance leases	1.2 years	2.0 years

Weighted-average discount rate:
Operating leases	4.95%	5.0%
Finance leases	3.70%	6.72%

See Note 4 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the three months ended October 31, 2022 and 2021.

Note 9 – Accrued Liabilities

Accrued liabilities consist of:	October 31, 2022	July 31, 2022
Payroll, benefits, and commissions	$4,616	$4,912
Professional fees	788	801
Legal	4,616	4,523
Other	2,357	2,064
	$12,377	$12,300

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of October 31, 2022 and July 31, 2022, the Company has established a reserve of $235 and $260, which is included in accrued liabilities for payroll, benefits and commissions, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

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

In September 2017, the Company filed with the SEC a Form S-3 “shelf” registration and sales agreement prospectus covering the offering, issuance and sale of our Common Stock that could have been issued and sold under the existing Sales Agreement in an aggregate amount of up to $19.2 million. The Form S-3 expired in October 2020 but may be refiled at any time at the discretion of the Company.

Share based awards and share based compensation

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

The exercise price of options granted under the Amended and Restated 2011 Plan, as amended and restated, is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan, as amended and restated, will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan, as amended and restated, will remain in effect until they have been exercised or terminated, or have expired. As of October 31, 2022, there were approximately 4,357,000 shares of common stock available for grant under the Amended and Restated 2011 Plan, as amended and restated.

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

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended October 31,
	2022	2021
Stock options and performance stock units	$244	216
Restricted stock units	186	—
	$430	216

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended October 31,
	2022	2021
Selling, general and administrative	$408	212
Cost of revenues	22	4
	$430	216

No excess tax benefits were recognized during the three month periods ended October 31, 2022 and 2021.

Stock Option Plans

The following table summarizes stock option activity during the three month period ended October 31, 2022:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2022	3,941,783		$3.00
Awarded	15,000		$2.42
Exercised	—				$
Cancelled or expired	(251,066)		$2.94
Outstanding at end of period	3,705,717		$3.00	2.4 years		$—
Exercisable at end of period	1,794,399	$		0.6 years	$

As of October 31, 2022, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $1,997 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately two years.

The intrinsic value of in the money stock option awards at the end of the period represents the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of outstanding options.

Performance Stock Units

Beginning in fiscal 2018, the Company granted long-term incentive awards in the form of time based stock options and performance-based restricted stock units (“Performance Stock Units” or “PSUs”). The PSUs earned is determined over a three-year performance period. The primary performance metrics will be revenue and Adjusted EBITDA growth, as defined. Payouts are based on revenue and adjusted EBITDA goals met at threshold, target or maximum levels and are modified based on Total Shareholder Return (“TSR”) performance relative to Enzo’s peer group. The PSUs awarded to executive officers in fiscal 2018, net of forfeitures, expired in fiscal 2021 as the 3 year growth goals were not achieved.

During the fiscal years ended 2020 and 2019, the Company awarded additional PSUs to its executive officers. These awards provide for the grant of shares of our common stock at the end of a three-year period based on the achievement of revenue growth and adjusted EBITDA growth goals met at threshold, target or maximum levels over the respective period. The PSUs awarded to executive officers in fiscal 2019, net of forfeitures, were earned as of the three-year period ending July 31, 2022 as the growth goals at the maximum level were achieved. After TSR modification, a total of 25,200 PSUs were earned equally by two officers. The shares will be issued in the second quarter of fiscal 2023.

During the three months ended October 31, 2022 a former officer forfeited 15,000 PSUs awarded in fiscal 2020, and the Company reversed PSU accruals of $55 related to the fiscal 2020 awards. During the three months ended October 31, 2021 the Company accrued PSU compensation expense of $66.

The following table summarizes PSU’s granted and outstanding through October 31, 2022:

Grant Date	Total Grant	Forfeitures	Outstanding	Fair Market Value At Grant Date (000s)
10/19/2020	98,600	(40,300)	58,300	$122

Restricted Stock Units

The following table summarizes Restricted Stock Unit (“RSU”) activity for the three month period ended October 31, 2022:

	Number of RSUs outstanding	Weighted Average Fair Value per Unit at Date of Grant or Vesting		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2022	502,187		$2.95
Granted	—
Vested	—
Cancelled	—	$
Outstanding at end of period	502,187		$2.95	1.6 years		$1,075
Expected to vest at end of period	502,187	$		1.6 years	$

During the three months ended October 31, 2022 and 2021, the Company recognized shared based compensation expense of $186 and $0, respectively for these RSUs.

As of October 31, 2022, the total future compensation cost related to non-vested RSUs, not yet recognized in the statements of operations, was $1,295 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately one and a half years.

Note 11 - Segment reporting

The Company has two reportable segments: Clinical Services and Products. The Clinical Services segment provides diagnostic services to the health care community. The Company’s Products segment develops, manufactures, and markets products to research and pharmaceutical customers. The Company evaluates segment performance based on segment income (loss) before taxes. Costs excluded from segment income (loss) before taxes and reported as “Other” consist of corporate general and administrative costs which are not allocable to the two reportable segments.

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

At the beginning of fiscal 2023, we determined we would redirect our research resources and efforts to our two operating segments, Enzo Life Sciences and Enzo Clinical Labs, and as a result, Enzo Therapeutics no longer meets the criteria for being a reportable segment. The operating expenses of Enzo Therapeutics are included in the “Other” segment for all periods presented.

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended October 31, 2022	Clinical Services	Products	Other	Consolidated
Revenues	$11,173	$7,103	—	$18,276

Operating costs and expenses:
Cost of revenues	10,082	4,589	—	14,671
Research and development	297	690	9	996
Selling, general and administrative	6,550	2,430	2,471	11,451
Legal fee expense	64	25	982	1,071
Total operating costs and expenses	16,993	7,734	3,462	28,189

Operating loss	(5,820)	(631)	(3,462)	(9,913)

Other income (expense):
Interest, net	(2)	25	47	70
Other	5	2	(2)	5
Foreign exchange loss	—	(797)	—	(797)
Net loss	$(5,817)	$(1,401)	$(3,417)	$(10,635)

Depreciation and amortization included above	$532	165	83	780

Share-based compensation included in above:
Selling, general and administrative	48	20	340	408
Cost of revenues	16	6	—	22
Total	$64	26	340	430

Capital expenditures	$163	306	183	652

Three months ended October 31, 2021	Clinical Services	Products	Other	Consolidated
Revenues	$19,741	$6,778	—	$26,519

Operating costs and expenses:
Cost of revenues	11,203	4,070	—	15,273
Research and development	7	732	5	744
Selling, general and administrative	6,001	3,095	1,956	11,052
Legal fee expense	57	13	1,212	1,282
Total operating costs and expenses	17,268	7,910	3,173	28,351

Operating income (loss)	2,473	(1,132)	(3,173)	(1,832)

Other income (expense):
Interest, net	(2)	9	32	39
Other	49	2	(196)	(145)
Foreign exchange loss	—	(381)	—	(381)
Net income (loss)	$2,520	$(1,502)	$(3,337)	$(2,319)

Depreciation and amortization included above	$418	212	71	701

Share-based compensation included in above:
Selling, general and administrative	20	19	173	212
Cost of revenues	4	—	—	4
Total	$24	19	173	216

Capital expenditures	$310	486	237	1,033

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

On September 2, 2021, the PTO issued a non-final office action in an ex parte reexamination concerning the ’197 Patent. In the office action, the PTO rejected certain claims of the ’197 Patent under 35 U.S.C. §§ 102 and 103, and for nonstatutory double-patenting. Enzo responded to the office action on January 3, 2022, and the proceeding remains pending. Becton Dickinson requested another ex parte reexamination concerning the ’197 patent on July 26, 2022. On September 16, 2022, the PTO ordered that ex parte reexamination as to certain claims of the ’197 patent and has not yet issued an office action. Enzo filed a petition to terminate that second reexamination proceeding on November 16, 2022.

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

On November 27, 2020, the Company brought an action in the United States District Court for the Southern District of New York against Harbert Discovery Fund, LP, Harbert Discovery Co-Investment Fund I, LP, Harbert Fund Advisors, Inc., Harbert Management Corp. and Kenan Lucas (together, “Harbert”). The Company alleges Harbert made false and misleading representations, or omitted to state material facts necessary to make their statements not misleading, in proxy materials they disseminated seeking the election to the Company’s Board of Directors at its 2019 Annual Meeting of two candidates they nominated, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder. The Company seeks damages and injunctive relief. On October 12, 2021, HDF filed nine counterclaims against the Company and present and former directors Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce A. Hanna, Dov Perlysky, Rebeca Fischer, Dr. Mary Tagliaferri and Dr. Ian B. Walters. HDF claims the Company made false and misleading representations in proxy materials it disseminated in connection with its 2019 Annual Meeting, in violation of Section 14(a) of the 1934 Exchange Act and Rule 14a-9 thereunder, and that the Company’s directors at that time are liable under Section 20(a) of the Exchange Act for the Company’s purported misstatements. HDF also claims that current and former Company directors breached their fiduciary duties by taking four corporate actions: (a) adjourning the 2019 meeting for 25 days; (b) purportedly causing the two Harbert candidates for director, who were elected at the 2019 Meeting, to resign in November 2020; (c) authorizing the November 27, 2020 Lawsuit; and (d) not accepting Dr. Rabbani’s resignation as a director in March 2021. On November 10, 2021, the Company and the other counterclaim defendants moved to dismiss HDF’s counterclaims. On December 9, 2021, the court granted the motion to dismiss HDF’s counterclaims except HDF’s Section 14(a) claim against the Company concerning its statement that it intended to “delay” the 2019 Annual Meeting, and HDF’s Section 20(a) and breach of fiduciary duty counterclaims against Dr. Elazar Rabbani, Barry W. Weiner, Dr. Bruce Hanna, Dov Perlysky and Rebecca Fischer with respect to that statement. The Court allowed HDF to move for leave to replead with respect to its dismissed counterclaims. On June 7, 2022, the Court “so ordered” a stipulation of dismissal with prejudice of the Company’s claims against Harbert Discovery Fund, LP, Harbert Discovery Co-Investment Fund I, LP, Harbert Fund Advisors, Inc., Harbert Management Corp., and Kenan Lucas, and HDF’s counterclaims against the Company, Dr. Bruce Hanna, Dov Perlysky, Rebecca Fischer, Dr. Ian B. Walters and Dr. Mary Tagliaferri. The only remaining claims were HDF’s counterclaims against Dr. Rabbani and Mr. Weiner. HDF asked the Court to dismiss those claims without prejudice. Dr. Rabbani and Mr. Weiner asked the Court to dismiss those counterclaims with prejudice and to allow them to take discovery from HDF, the Company, and possibly others. On December 1, 2022, the court granted HDF’s motion for voluntary dismissal without prejudice, denied Dr. Rabbani and Mr. Weiner’s motion to compel discovery, and directed the Clerk of the Court to close this case.

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

Former executives arbitration

The Company terminated the employment of Elazar Rabbani, Ph.D. the Company’s former Chief Executive Officer, effective April 21, 2022.  Dr. Rabbani remains a board director of the Company. Dr. Rabbani is a party to an employment agreement with the Company, which entitles him to certain termination benefits, including severance pay, acceleration of vesting of share-based compensation, and continuation of benefits. Based on the terms of his employment agreement, the Company estimated and accrued a charge of $2,600 in fiscal 2022 which is included in Selling, general and administrative expenses. The charge was partially offset by the reversal of bonus accruals. In May 2022, the Company paid Dr. Rabbani $2,123 in severance (the payment constituted taxable income but the Company did not withhold taxes from the payment). In July 2022, the Company paid Dr. Rabbani’s income and other withholding taxes of $1,024 related to that payment on Dr. Rabbani’s behalf, which is included in “prepaid expense and other current assets” as of July 31, 2022, as the payment is reimbursable from Dr. Rabbani. Dr. Rabbani disputed, among other things, the Company’s decision to not award him a bonus for fiscal year 2021 and the amount of severance that was owed to him under his employment agreement.  On July 8, 2022, the Company filed a demand for arbitration with the American Arbitration Association (the “AAA”) seeking, among other things, a declaration that the Company has fully satisfied its contractual obligations to Dr. Rabbani and seeking the tax withholding reimbursement referenced above.  On August 4, 2022, Dr. Rabbani filed counterclaims in the arbitration seeking, among other things, a bonus for fiscal year 2021 and additional severance that he asserts is owed to him.  The parties have chosen an arbitrator from the AAA’s panel and a hearing is scheduled for June 8-16, 2023.

On February 25, 2022, Barry Weiner, the Company’s co-founder and President, notified the Company that he was terminating his employment as President of the Company for “Good Reason” as defined in his employment agreement. The Company accepted Mr. Weiner’s termination, effective April 19, 2022 but disagreed with Mr. Weiner’s assertion regarding “Good Reason.” On July 20, 2022, Mr. Weiner filed a demand for arbitration with the AAA asserting, among other things, that his annual bonus for fiscal year 2021 was too low and that his resignation (effective April 19, 2022) was for “Good Reason” under the terms of his employment agreement. He seeks, among other things, payment of a higher 2021 bonus, and severance payments and benefits. The parties have chosen an arbitrator from the AAA’s panel and a hearing is scheduled for July 18-21, and 24, 2023. As of October 31, 2022, the Company has not accrued any charges related to Mr. Weiner’s termination.

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

In particular, these include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign currency rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, impacts of the COVID-19 pandemic and measures we have taken in response, and financial results. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the July 31, 2022 fiscal year. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results.

You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Impact of COVID-19

We made substantial investments to expand and maintain the amount of COVID-19 testing available in the communities we serve since the start of the pandemic in March 2020. Enzo applied its technical expertise in molecular diagnostics to develop next generation COVID-19 diagnostic and antibody testing options which were approved under the FDA Emergency Use Authorization (EUA). During the fiscal year ended July 31, 2022, the Company generated substantial COVID-19 related services revenues, representing 44% of all services revenues. This testing had a significantly positive impact on the profitability and cash flow of our Clinical services segment for most of fiscal 2022. Revenues from COVID-19 testing represented 7% of all services revenues during the three months ended October 31, 2022.

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

The rate of transmission of COVID-19 and the severity of its variants have dramatically declined in the US. However, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, and the continuation of work-from-home policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and our competitors, partners, and vendors. While we anticipate that COVID-19 will continue to impact our business into the future, increases in vaccination rates and booster shots, the development of new therapeutics and greater availability of rapid COVID-19 tests has resulted in a continued, significant decline in demand for our COVID-19 testing. As a result, volume, revenues, profitability, and cash flow from COVID-19 testing during the current period were all substantially and materially lower than the prior year period levels. At this time, COVID-19 testing is no longer a material part of our Services business.

We expect volume and revenues from COVID-19 testing will remain less significant in the periods ahead as the percentage of Americans who are vaccinated increases, the severity of its variants declines, and the general increase in the use of “at home” testing. However, the emergence and spread of potentially more serious variants may cause our COVID-19 testing volume to increase again. With respect to our non-COVID-19 operations, even after the COVID-19 pandemic impact has greatly moderated, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment, including inflation and actions by the Federal Reserve to increase interest rates.

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 and the recessionary economic environment, including inflation and actions by the Federal Reserve to increase interest rates as of October 31, 2022 and through the date of this Quarterly Report. The accounting matters assessed included, but were not limited to, the Company’s patient self-pay revenue concessions and credit losses in the Clinical Services segment, accounts receivable, inventories and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other economic factors, could result in additional material adverse impacts to the Company’s consolidated financial statements in future reporting periods.

Overview

Enzo Biochem, Inc. (the “Company”, “we”, “our”, or “Enzo”) is an integrated diagnostics, clinical lab, and life sciences company focused on delivering and applying advanced technology capabilities to produce affordable reliable products and services that enable our customers to meet their clinical needs. Through a connection with the market, we provide advanced biotechnology solutions to the global community as affordable and flexible quality products and services. We develop, manufacture and sell our proprietary technology solutions and platforms to clinical laboratories, specialty clinics, researchers and physicians globally. Enzo’s structure and business strategy represent the culmination of years of extensive planning and work.  The Company has the ability to offer low cost, high performance products and services for diagnostic testing, which ideally positions us to capitalize on the reimbursement pressures facing diagnostic labs. Our pioneering work in genomic analysis coupled with our extensive patent estate and enabling platforms have positioned the Company to continue to play an important role in the rapidly growing molecular medicine marketplaces.

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

Below are brief descriptions of each of our two operating segments (See Note 11 in the Notes to Consolidated Financial Statements):

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

Results of Operations

Three months ended October 31, 2022 compared to October 31, 2021
(in 000s)

Comparative Financial Data for the Three Months Ended October 31,

	2022	2021	Favorable (Unfavorable)	% Change

Revenues	$18,276	$26,519	$(8,243)	(31)

Operating costs and expenses:
Cost of revenues	14,671	15,273	602	4
Research and development	996	744	(252)	(34)
Selling, general and administrative	11,451	11,052	(399)	(4)
Legal and related expenses	1,071	1,282	211	16
Total operating costs and expenses	28,189	28,351	162	1

Operating loss	(9,913)	(1,832)	(8,081)	**

Other income (expense):
Interest	70	39	31	79
Other	5	(145)	150	**
Foreign currency loss	(797)	(381)	(416)	(109)
Loss before income taxes	$(10,635)	$(2,319)	$(8,316)	**

**	not meaningful

Consolidated Results:

The “2023 period” and the “2022 period” refer to the three months ended October 31, 2022 of fiscal year 2023 and October 31, 2021 of the fiscal year 2022, respectively.

Impacts of COVID-19

We made substantial investments to expand and maintain the amount of COVID-19 testing available in the communities we serve since the start of the pandemic in March 2020. Enzo applied its technical expertise in molecular diagnostics to develop next generation COVID-19 diagnostic and antibody testing options which were approved under the FDA Emergency Use Authorization (EUA). During the fiscal year ended July 31, 2022, the Company generated substantial COVID-19 related services revenues, representing 44% of all services revenues. This testing had a significantly positive impact on the profitability and cash flow of our Clinical services segment for most of fiscal 2022.

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

The rate of transmission of COVID-19 and the severity of its variants has dramatically declined in the US. However, federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, and the continuation of work-from-home policies. The COVID-19 impact on the Company’s operations is consistent with the overall industry and our competitors, partners, and vendors. While we anticipate that COVID-19 will continue to impact our business into the future, increases in vaccination rates and booster shots, the development of new therapeutics and greater availability of rapid COVID-19 tests has resulted in a continued, significant decline in demand for our COVID-19 testing. As a result, volume, revenues, profitability, and cash flow from COVID-19 testing during the 2023 period were all substantially and materially lower than the 2022 period levels. At this time, COVID-19 testing is no longer a material part of our Services business.

We expect volume and revenues from COVID-19 testing will remain less significant in the periods ahead as the percentage of Americans who are vaccinated increases, the severity of its variants declines, and the general increase in the use of “at home” testing. However, the emergence and spread of potentially more serious variants may cause our COVID-19 testing volume to increase again. With respect to our non-COVID-19 operations, even after the impact of the COVID-19 pandemic greatly moderated and the business and social distancing restrictions have eased, we may continue to experience similar adverse effects to our businesses, consolidated results of operations, financial position and cash flows resulting from a recessionary economic environment.

Clinical services revenues for the 2023 period were $11.2 million compared to $19.7 million in the 2022 period, a decrease of $8.5 million or 43%. Revenues from COVID-19 testing represented 7% and 47% of Clinical revenues in the 2023 and 2022 periods, respectively as COVID-19 accessions declined 92% in the 2023 period versus the 2022 period. Accessions from all other testing was down 2%.

Estimated collection amounts are subject to the complexities and ambiguities of third party payer billing, reimbursement regulations and claims processing, as well as issues unique to Medicare and Medicaid programs, and require us to consider the potential for adjustments when estimating variable consideration in the recognition of revenue in the period that the related services are rendered. Furthermore, the current recessionary environment, including inflation and actions by the Federal Reserve to increase interest rates, have, in part, resulted in longer lag periods between the time when we perform and report on our clinical services and when we are ultimately paid. While we believe this to be a timing issue, any changes in our estimates of collections could have a material adverse impact on our consolidated financial statements.

In 2014, Congress passed the U.S. Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Beginning in 2018, Medicare payments for clinical laboratory services are paid based upon the volume-weighted median of private payer rates as reported by certain clinical laboratories across the US, replacing the previous system which was based upon fee schedules derived from historical charges for clinical laboratory tests. We estimate that the effect of PAMA directly negatively impacted reimbursements from Medicare and Medicaid in the 2023 and 2022 periods by $0.2 million and $0.3 million, respectively.

Product revenues were $7.1 million in the 2023 period and $6.8 million in the 2022 period, an increase of $0.3 million or 5%. Increased revenues in the United States and Asia Pacific regions were partially offset by a decrease of revenues in Europe. During the 2022 period, we closed our manufacturing and distribution center in Ann Arbor, MI and moved the operations to our Farmingdale, NY campus. As a result we experienced some disruption in the manufacture and distribution of our products during the period, and experienced delays in product availability and fulfillment. This primarily impacted customers in Europe and to a lesser extent the Asia Pacific region. Revenues in the United States were unchanged.

The cost of Clinical Services was $10.1 million in the 2023 period and $11.2 million in the 2022 period, a decrease of $1.1 million or 10%. Due to the decline in revenues in the 2023 period versus 2022, we decreased our reagent costs by $0.7 million, our outside reference testing by $0.3 million, and salaries by $0.1 million. During the 2022 period, we significantly reduced our outside reference testing costs for COVID-19 by utilizing our internal manufacturing capabilities, thereby reducing some of our reliance on testing and reagents sourced from third parties. The gross profit margin on Clinical Services revenues in the 2023 period was approximately 10% versus 43% in the 2022 period, due to the magnitude of the decline in high margin COVID-19 testing.

The cost of Product revenues was $4.6 million in the 2023 period and $4.1 million in the 2022 period, an increase of $0.5 million or 13%, driven by higher revenues, the impact of inflation on materials, and market adjustment salary increases at our Farmingdale, NY manufacturing facility as compared to the 2022 period. As a result of those increases, the gross profit margin on Products was 35% in the 2023 period and 40% in the 2022 period . During the 2022 period, we closed our manufacturing and distribution center in Ann Arbor, MI and moved the operations to our Farmingdale, NY campus. As a result there was a temporary increase and overlap in manufacturing headcount and overhead costs during the transition in the 2022 period.

Research and development expenses were $1.0 million in the 2023 period and $0.7 million in the 2022 period, an increase of $0.3 million or 34%. Research activities include but are not limited to lab developed tests (LDTs) for sexually transmitted infection (STI) panels and the detection of COVID-19 and its variants.

Selling, general and administrative expenses were $11.5 million during the 2023 period versus $11.1 million during the 2022 period, an increase of $0.4 million or 4%. The Clinical Services expense increased $0.5 million primarily due to increased facility costs and market adjustment salary increases in billing, information technology and administrative operations departments, partially offset by lower sales commissions. The Other segment expense increased $0.5 million during the 2023 period compared to 2022 primarily due to consulting fees of $0.9 million related to advisory services including the evaluation of strategic alternatives for the Company. Additionally share based compensation increased $0.2 million. These increases were partially offset by a decrease in executive salaries and bonus accruals of $0.5 million. The Life Sciences Products expense decreased $0.6 million during the 2023 period, of which $0.4 million was due to the 2022 period expense for employee severance expenses associated with the closure of the facility in Ann Arbor, MI and the cost of moving its operations to our Farmingdale, NY campus. The segment also experienced a decrease in sales & marketing headcount and other marketing expenses such as website ads, promotions and campaigns and trade shows totaling $0.2 million.

Legal and related expenses were $1.1 million on a net basis during the 2023 period compared to $1.3 million on a net basis in the 2022 period, a decrease of $0.2 million or 16%. During the 2022 period, we incurred higher legal activities associated with strategic initiatives and other corporate matters but recognized a credit of $1.0 million associated with a fee settlement and release agreement with a former legal services provider.

Interest income, net was less than $0.1 million in the 2023 and 2022 periods. The 2023 period’s income was higher due to higher interest earned on cash in a money market fund. In the 2022 period, we also earned some interest on marketable securities in bond funds. In both periods we had interest expense primarily on a mortgage.

Other income (expense) in the 2023 and 2022 period was nil and ($0.1) million respectively, a favorable variance of approximately $0.1 million. During the 2022 period, the primary component of the expense was unrealized losses on marketable securities in bond funds held at that time as trading securities.

The foreign currency revaluation loss recognized by the Life Sciences Products segment during the 2023 period was $0.8 million compared to $0.4 million in the 2022 period, an unfavorable variance of $0.4 million. The 2023 period revaluation loss was due to depreciation of the British pound and Swiss franc versus the U.S. dollar as of the end of the period compared to its start. The revaluation loss in the 2022 period was smaller due to less significant depreciation of the British pound and Swiss franc versus the U.S. dollar as of the end of that period compared to its start.

Liquidity and Capital Resources

At October 31, 2022, the Company had cash and cash equivalents totaling $12.1 million of which $0.6 million was in foreign accounts, as compared to cash and cash equivalents of $21.6 million, of which $0.6 million was in foreign accounts at July 31, 2022. It is the Company’s current intent to permanently reinvest these foreign funds outside of the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations.

The Company had working capital of $20.3 million at October 31, 2022, compared to $29.8 million at July 31, 2022, a decrease of $9.5 million. The decrease in working capital was due to the use of cash and cash equivalents to fund operations and capital expenditures.

Net cash used in operating activities during the 2023 period was $8.7 million, compared to $6.0 million during the 2022 period, an unfavorable variance of $2.6 million. The net cash used in the 2023 period was due to the net loss of $10.6 million and a net decrease of $0.5 million in operating liabilities, primarily accounts payable. These uses were partially offset by non-cash expense adjustments of $2.2 million and a net decrease of $0.2 million in operating assets, primarily prepaid assets. The net cash used in the 2022 period was due to the net loss of $2.3 million, a net increase of $2.2 million in operating assets, (primarily accounts receivable and inventories), and a net decrease of $3.1 million in operating liabilities, primarily accounts payable and accrued expenses. These uses were partially offset by net non-cash adjustments of $1.6 million.

Net cash used in investing activities during the 2023 period was approximately $0.7 million as compared to $1.1 million in the 2022 period. Capital expenditures in the 2023 and 2022 periods were $0.7 million and $1.0 million, respectively and represent expenditures to support and grow our existing operations, including investments in laboratory equipment, information technology, and the buildout of our Farmingdale campus. During the 2022 period, we also purchased marketable securities in bond funds, representing reinvestment of income, of less than $0.1 million.

Cash used in financing activities in both the 2023 and 2022 periods approximated $0.1 million for payments related to a long term debt including a mortgage and finance leases.

As of October 31, 2022 we had a mortgage principal balance of $3.9 million entered into for the purchase of a building facility at our Farmingdale campus, which bears a fixed interest rate of 5.09% per annum. It requires monthly mortgage payments totaling $0.4 million annually. Our obligations under the mortgage agreement are secured by the facility and by a $1.0 million cash collateral deposit with the mortgagee as additional security, which is included in other assets as of October 31, 2022.

Effective October 19, 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace a financial ratio covenant with a liquidity covenant. The liquidity covenant required that we own and maintain at all times, and throughout the remaining term of the loan, at least $25 million of liquid assets, defined as time deposits, money market accounts and commercial paper, and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. As of July 31, 2021, the Company was in compliance with the financial and liquidity covenants in effect at that time related to this mortgage. Effective September 29, 2021, the Company and the mortgagee agreed to further covenant restructuring whereby (a) the liquidity covenant was reduced to 150% of the loan principal (or approximately $5.8 million at October 31, 2022) from $25 million previously, and (b) the collateral requirement would be increased from $0.75 million to $1.0 million. The Company increased the collateral deposit to $1.0 million in November 2021 and was in compliance with the liquidity covenant as of October 31, 2022 and July 31, 2022.

The Company believes based on its fiscal 2023 forecast that its current cash and cash equivalents level are sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months. However, should the net loss and use of cash trends continue through fiscal 2023, the Company may need to raise additional capital during the current fiscal year. Although there can be no assurances, in the event additional capital is required, the Company believes it has the ability to raise additional funds, either through securing debt or the reactivation and utilization of the Controlled Equity Offering Program, or other sources. That program’s Form S-3 expired in October 2020 but may be refiled at any time at the discretion of the Company, as disclosed in Note 10 in the Notes to the Consolidated Financial Statements. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the Item 1A. “Risk Factors” section of this Form 10-K for the year ended July 31, 2022, some of which are outside our control. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans.

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

On an on-going basis, we evaluate our estimates, including those related to contractual expense, allowance for uncollectible accounts, inventory, intangible assets, goodwill and income taxes. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For the three months ended October 31, 2022 and 2021, the contractual adjustment percentages, determined using current and historical reimbursement statistics, was 87.6% and 83.7% respectively, of gross billings. The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical services revenues of approximately $0.9 million and $1.2 million for the three months periods ended October 31, 2022 and 2021 respectively, and a change in the net accounts receivable of approximately $0.4 million as of October 31, 2022.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Laboratory Services segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of October 31, 2022 and July 31, 2022, approximately 62% and 59%, respectively of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities. The Life Sciences products segment’s accounts receivable includes approximately $1.0 million or 22% and $1.1 million or 24% of foreign receivables as of October 31, 2022 and July 31, 2022, respectively.

Net accounts receivable (in thousands)

	October 31, 2022		July 31, 2022
Net accounts receivable by segment	Amount	%	Amount	%
Clinical Labs (by billing category)
Third party payers	$3,054	43	$2,647	40
Patient self-pay	2,758	39	2,779	41
Medicare	765	11	768	11
HMO’s	519	7	560	8
Total Clinical Labs	7,096	100%	6,754	100%
Total Life Sciences	4,419		4,762
Total accounts receivable – net	$11,515		$11,516

The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company assesses the current state of its billing functions in order to identify any known collection or reimbursement issues. The Company assesses the impact, if any, on the allowance estimates, which involves Company’s management judgment. It is important to note that the collection of these receivables is not guaranteed from Third Party Payers. The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate patient information to effectively bill for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. As of October 31, 2022, approximately 16% of Clinical Labs receivables are from one payer other than Medicare and as of July 31, 2022, approximately 23%, of Clinical Labs receivables are from two payers other than Medicare.

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

The Company reviews the recoverability of the carrying value of long-lived assets of an asset or asset group for impairment annually as of the end of the fiscal year, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of an asset or asset group. The net book value of the long lived asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates resulting from acquisitions with foreign locations (See Item 1A. Risk Factors section of the Form 10-K for the fiscal year ended July 31, 2022) that could impact our results of operations and financial position. We do not currently engage in any hedging or market risk management tools.

Foreign Currency Exchange Rate Risk

The financial reporting of our non-U.S. subsidiaries is denominated in currencies other than the U.S. dollar. Since the functional currency of our non-U.S. subsidiaries is the local currency, foreign currency translation adjustments are accumulated as a component of accumulated other comprehensive income in stockholders’ equity. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies at October 31, 2022, our assets and liabilities would decrease by $0.3 million and $0.1 million, respectively, and our net revenues and net income (loss) would decrease by $0.8 million and $0.5 million, respectively, on an annual basis.

We also maintain intercompany balances and loans with subsidiaries in different local currencies. These amounts are at risk of foreign exchange losses if exchange rates fluctuate. Assuming a hypothetical increase of 10% in the value of the U.S. dollar versus foreign currencies, our pre-tax earnings (loss) would be unfavorably impacted by approximately $2.0 million on an annual basis.

Interest Rate Risk

As of October 31, 2022, we have fixed interest rate financing on a building mortgage and equipment finance leases.

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

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K, as amended for the fiscal year ended July 31, 2022 filed with the Securities and Exchange Commission, other than as noted in Note 12 to the Consolidated Financial Statements as of October 31, 2022.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

Item 6. Exhibits

Exhibit No.	Exhibit

31.1	Certification of Hamid Erfanian pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Patricia Eckert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Hamid Erfanian pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Patricia Eckert pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	Inline XBRL Instance Document.

101. SCH*	Inline XBRL Taxonomy Extension Schema Document.

101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZO BIOCHEM, INC.
(Registrant)

Date: December 12, 2022	by:	/s/ Patricia Eckert
Interim Chief Financial Officer and Principal Accounting Officer