Form 10-Q
period 2023-04-30
ENZO BIOCHEM INC
filed 2023-06-14
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

Yes ☐ No ☒

As of June 5, 2023, the Registrant had 49,728,084 shares of common stock outstanding.

ENZO BIOCHEM, INC.

FORM 10-Q

April 30, 2023

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share data)

	April 30, 2023	July 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,632	$21,603
Accounts receivable, net	9,636	11,516
Inventories, net	15,289	15,411
Prepaid expenses and other current assets	4,442	5,824
Total current assets	31,999	54,354

Property, plant, and equipment, net	17,506	17,259
Right-of-use assets, net	13,457	15,174
Goodwill	7,452	7,452
Other, including restricted cash of $1,000 at April 30, 2023 and July 31, 2022	1,647	1,618
Total assets	$72,061	$95,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$13,645	$8,508
Accrued liabilities	17,494	12,300
Current portion of operating lease liabilities	3,706	3,432
Mortgage debt, net	3,821	—
Loans payable, net	3,354	—
Other current debt and finance leases	132	310
Total current liabilities	42,152	24,550

Other liabilities and finance leases long term	—	39
Operating lease liabilities, non-current, net	10,734	12,729
Long term debt - net	247	4,077
Total liabilities	$53,133	$41,395

Contingencies – see Note 12

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 49,669,488 at April 30, 2023 and 48,720,454 at July 31, 2022	496	487
Additional paid-in capital	342,055	339,462
Accumulated deficit	(325,780)	(288,638)
Accumulated other comprehensive income	2,157	3,151
Total stockholders’ equity	18,928	54,462

Total liabilities and stockholders’ equity	$72,061	$95,857

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Revenues	$16,107	$26,222	$50,721	$86,787

Operating costs and expenses:
Cost of revenues	14,469	16,049	44,219	49,160
Research and development	975	1,133	3,402	2,697
Selling, general and administrative	12,022	11,442	35,285	36,960
Legal and related expense, net	4,286	734	6,352	4,861
Total operating costs and expenses	31,752	29,358	89,258	93,678

Operating loss	(15,645)	(3,136)	(38,537)	(6,891)

Other income (expense):
Interest, net	(37)	54	95	161
Other	148	(716)	278	(1,211)
Foreign exchange gain (loss)	347	(1,056)	1,022	(1,887)
Total other income (expense)	458	(1,718)	1,395	(2,937)

Loss before income taxes	(15,187)	(4,854)	(37,142)	(9,828)
Income taxes	—	—	—	—
Net loss	$(15,187)	$(4,854)	$(37,142)	$(9,828)

Net loss per common share:
Basic and diluted	$(0.31)	$(0.10)	$(0.76)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	49,384	48,713	48,944	48,552

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
Net loss	$(15,187)	$(4,854)	$(37,142)	$(9,828)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(372)	911	(994)	1,530
Comprehensive loss	$(15,559)	$(3,943)	$(38,136)	$(8,298)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended April 30, 2023 and 2022
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2023	48,733,054	$487	$340,407	$(310,593)	$2,529	$32,830
Net loss for the period ended April 30, 2023	—	—	—	(15,187)	—	(15,187)
Share-based compensation charges	—	—	563	—	—	563
Vesting of restricted stock units	86,667	1	—	—	—	1
Exercise of stock options	6,667	—	14	—	—	14
Issuance of common stock for employee 401(k) plan match	843,100	8	1,071	—	—	1,079
Foreign currency translation adjustments	—	—	—	—	(372)	(372)
Balance at April 30, 2023	49,669,488	$496	$342,055	$(325,780)	$2,157	$18,928

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2022	48,471,771	$485	$338,021	$(275,351)	$1,971	$65,126
Net loss for the period ended April 30, 2022	—	—	—	(4,854)	—	(4,854)
Share-based compensation charges	—	—	162	—	—	162
Exercise of stock options	11,300	—	28	—	—	28
Issuance of common stock for employee 401(k) plan match	237,383	2	812	—	—	814
Foreign currency translation adjustments	—	—	—	—	911	911
Balance at April 30, 2022	48,720,454	$487	$339,023	$(280,205)	$2,882	$62,187

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended April 30, 2023 and 2022
(UNAUDITED)
(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2022	48,720,454	$487	$339,462	$(288,638)	$3,151	$54,462
Net loss for the period ended April 30, 2023	—	—	—	(37,142)	—	(37,142)
Share-based compensation charges	—	—	1,508	—	—	1,508
Vesting of restricted stock units	86,667	1	—	—	—	1
Vesting of performance stock units	12,600	—	—	—	—	—
Exercise of stock options	6,667	—	14	—	—	14
Issuance of common stock for employee 401(k) plan match	843,100	8	1,071	—	—	1,079
Foreign currency translation adjustments	—	—	—	—	(994)	(994)
Balance at April 30, 2023	49,669,488	$496	$342,055	$(325,780)	$2,157	$18,928

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2021	48,471,771	$485	$337,126	$(270,377)	$1,352	$68,586
Net loss for the period ended April 30, 2022	—	—	—	(9,828)	—	(9,828)
Share-based compensation charges	—	—	1,057	—	—	1,057
Exercise of stock options	11,300	—	28	—	—	28
Issuance of common stock for employee 401(k) plan match	237,383	2	812	—	—	814
Foreign currency translation adjustments	—	—	—	—	1,530	1,530
Balance at April 30, 2022	48,720,454	$487	$339,023	$(280,205)	$2,882	$62,187

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(37,142)	$(9,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, plant and equipment	2,076	1,910
Amortization of intangible assets	—	228
Share-based compensation charges	1,508	1,057
Share-based 401(k) employer match expense	772	645
Foreign exchange (gain) loss	(1,081)	1,788
Realized loss on marketable securities	—	1,283

Changes in operating assets and liabilities:
Accounts receivable	1,861	(1,556)
Inventories	91	(2,273)
Prepaid expenses and other assets	1,350	179
Accounts payable – trade	5,128	(458)
Accrued liabilities, other current liabilities and other liabilities	5,492	(495)
Total adjustments	17,197	2,308

Net cash used in operating activities	(19,945)	(7,520)

Cash flows from investing activities:
Sales of marketable securities	—	28,695
Capital expenditures	(2,187)	(3,103)
Net cash (used in) provided by investing activities	(2,187)	25,592

Cash flows from financing activities:
Proceeds from exercise of stock options	14	28
Proceeds from borrowings under Revolving Credit Agreement	7,565	—
Repayments under Revolving Credit Agreement	(4,211)	—
Repayments under mortgage agreement, finance leases and other	(253)	(173)
Net cash provided by (used in) financing activities	3,115	(145)

Effect of exchange rate changes on cash and cash equivalents	46	(71)

(Decrease) increase in cash and cash equivalents and restricted cash	(18,971)	17,856
Cash and cash equivalents and restricted cash - beginning of period	22,603	14,274
Total cash and cash equivalents and restricted cash - end of period	$3,632	$32,130

The composition of total cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	2,632	31,130
Restricted cash included in other assets	1,000	1,000
Total cash and cash equivalents and restricted cash	$3,632	$32,130

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2023
(UNAUDITED)
(Dollars in thousands, except share data)

Note 1 – Basis of Presentation

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Enzo Clinical Labs, Enzo Therapeutics, Enzo Realty LLC and Enzo Realty II LLC, collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies”. The Company has two reportable segments: Clinical Services and Products. The consolidated balance sheet as of April 30, 2023, the consolidated statements of operations, comprehensive loss and stockholders’ equity for the three and nine months ended April 30, 2023 and 2022, and the consolidated statements of cash flows for the nine months ended April 30, 2023 and 2022 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the year ended July 31, 2022 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2022 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2023.

Change in segment reporting

Historically, we engaged in the research and development of therapeutic candidates through Enzo Therapeutics, a biopharmaceutical venture that was developing multiple novel approaches in the areas of gastrointestinal, infectious, ophthalmic and metabolic diseases, many of which were derived from the researching work of Enzo Life Sciences. Enzo Therapeutics focused its efforts on researching treatment regimens for diseases and conditions for which treatment options were ineffective, costly, and/or caused unwanted side effects. This focus generated a clinical and preclinical pipeline, as well as numerous patents and patent applications with Enzo Therapeutics as the assignee. At the beginning of fiscal 2023, we determined we would redirect our research resources and efforts to our two operating segments, Clinical Services and Products, and no longer consider Enzo Therapeutics a segment. The operating results of Enzo Therapeutics are now included in the “Other” segment. The prior period segment information for the three and nine months ended April 30, 2022 reported in Note 11 has been restated to be included in the “Other” segment. The operating expenses of Enzo Therapeutics for the three and nine months ended April 30, 2023 now included in the “Other” segment were $12 and $33, respectively. The operating expenses of Enzo Therapeutics for the three and nine months ended April 30, 2022 now included in the “Other” segment were $9 and $34, respectively.

Ransomware attack

On April 6, 2023, the Company experienced a ransomware attack that impacted certain critical information technology systems. In response, we promptly deployed containment measures, including disconnecting our systems from the internet, launching an investigation with assistance from third-party cybersecurity experts, and notifying law enforcement. We adhered to our disaster recovery plan, which enabled us to maintain operations throughout the incident response process. The Company’s facilities are open, and continue to provide services to patients and partners. On April 11, 2023, we became aware that certain data, including names, test information, and Social Security numbers, was accessed, and in some instances, exfiltrated from the Company’s information technology systems as part of this incident. The investigation of this incident and the assessment of its impact is ongoing. However, the Company identified unauthorized access to or acquisition of clinical test information of approximately 2,470,000 individuals. The Social Security numbers of approximately 600,000 of these individuals may also have been involved. The Company is evaluating whether its employees’ information may have been involved. The Company has provided notice to the individuals whose information may have been involved, as well as to regulatory authorities, in accordance with applicable law. The Company has incurred, and may continue to incur, certain expenses related to this attack, including expenses to respond to, remediate and investigate this matter. Further, the Company remains subject to risks and uncertainties as a result of the incident, including as a result of the data that was accessed or exfiltrated from the Company’s network as noted above. Additionally, security and privacy incidents have led to, and may continue to lead to, additional regulatory scrutiny and class action litigation exposure. We are in the process of evaluating the full scope of the costs and related impacts of this incident.

Liquidity and Going Concern

During the nine months ended April 30, 2023, the Company incurred a net loss of $37,142, used cash in operating activities of $19,945 and had as of April 30, 2023 a working capital deficit of $10,153. The Company believes that based on its fiscal 2023 forecast, its current cash and cash equivalents level is not sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months, which conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the unaudited interim financial statements are issued. In response to these conditions, the Company evaluated and is acting upon various financing strategies to obtain sufficient additional liquidity to meet its operating and capital requirements for the next twelve months following the date of issuance of these unaudited interim consolidated financial statements.

Specifically, the Company entered into a revolving line of credit for up to $8 million based on eligible receivables in March 2023, sold 10% convertible debentures and warrants for proceeds of $7 million in May 2023, and entered into an agreement to sell substantially all the operating assets and assign certain liabilities of our clinical laboratory business in March 2023, with an expected closing in July 2023. Additionally, in May 2023, we filed a Form S-3 “shelf” registration statement and sales agreement prospectus covering the offering, issuance and sale of our Common Stock that can be issued and sold under the sales agreement in an aggregate amount of up to $30 million. A total of $150 million of securities, including those covered by the Sales Agreement, may be sold under the shelf registration when it is declared effective. See Note 10 Stockholders equity for additional information.

There can be no assurance that these capital raising strategies will ultimately prove to be successful, and the Company may need to raise additional capital during the current fiscal year. Our liquidity plans are subject to a number of risks and uncertainties, some of which are outside our control. The revolving line of credit agreement and the 10% convertible debenture securities (discussed below) both contain clauses that require our closing the asset sale with Labcorp within a given time frame. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans. The unaudited interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Clinical Labs Asset Sale Agreement

On March 16, 2023, the Company entered into an Asset Purchase Agreement with respect to the sale to Labcorp of substantially all the operating assets and assignment of certain liabilities of the Clinical Labs division. The sale is expected to close in July 2023, at which time we will exit the clinical laboratory services business. See Note 13 Clinical Labs Asset Sale Agreement with Labcorp for additional information.

Revolving Line of Credit Agreement

On March 31, 2023, the Company entered into a Revolving Loan and Security Agreement with Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL as lender specializing in direct lending to middle-market companies in the healthcare sector. The credit facility provides for a maximum $8 million revolving line of credit based on the Company’s eligible accounts receivable. The annual interest rate is equal to the 90 day term SOFR rate plus 5.5%. The line of credit would terminate one year from closing and unused line fees and early prepayment penalties apply. As of April 30, 2023, the outstanding balance of the revolving loan was $3,354. See Note 7 Mortgage and loans payable, net for additional information.

Sale of 10% Convertible Debentures and Warrants

Subsequent to our fiscal quarter ended April 30, 2023, the Company entered into a Securities Purchase Agreement on May 19, 2023 for 10% Original Issue Discount Secured Convertible Debentures with an aggregate principal amount of $7,608,696 with a conversion price of $3.01 per share and (ii) warrants to purchase up to 1,000,000 shares of the Company’s common stock, par value $0.01 per share for an exercise price of $2.31 per share, for a total purchase price of $7,000,000. The Purchase Agreement contains customary representations, warranties and covenants. See Note 14 Subsequent Events for additional information.

Impact of COVID-19

We made substantial investments to expand and maintain the amount of COVID-19 testing available in the communities we serve since the start of the pandemic in March 2020. We applied our technical expertise in molecular diagnostics to develop next generation COVID-19 diagnostic and antibody testing options which were approved under the FDA Emergency Use Authorization (EUA). During the fiscal year ended July 31, 2022, the Company generated substantial COVID-19 related services revenues, representing 44% of all services revenues. This testing had a significantly positive impact on the profitability and cash flow of our Clinical services segment for most of fiscal 2022. Revenues from COVID-19 testing during the three and nine months ended April 30, 2022 represented 43% and 49%, respectively of all services revenues. The rate of transmission of COVID-19 and the severity of its variants have dramatically declined in the U.S. Revenues from COVID-19 testing during the three and nine months ended April 30, 2023 represented approximately 4% and 5%, respectively, of all services revenues.

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

Volume, revenues, profitability, and cash flow from COVID-19 testing during the current periods were all substantially and materially lower than the prior year period levels. COVID-19 testing is no longer a material part of our Clinical Services business.

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company, including inflation and actions by the Federal Reserve to increase interest rates as of April 30, 2023 and through the date of this Quarterly Report. The accounting matters assessed included, but were not limited to, the Company’s patient self-pay revenue concessions and credit losses in the Clinical Services segment, accounts receivable, inventories and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of economic factors could result in additional material adverse impacts to the Company’s consolidated financial statements in future reporting periods.

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

Effect of New Accounting Pronouncements

Pronouncements Issued but Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB” issued Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments – Credit Losses (Topic 326). This standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses.

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

Concentration Risk

Other than the Medicare program, one provider whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represents approximately 16% and 17% of Clinical Services net revenue for the three and nine months ended April 30, 2023, respectively and 13% of the Clinical Services net accounts receivable as of April 30, 2023. Other than the Medicare program, two providers whose programs are included in the “Third-party payers” and “Health Maintenance Organizations” (“HMO’s”) categories represent approximately 30% and 34% of Clinical Services net revenue for the three and nine months ended April 30, 2022, respectively.

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

Note 2 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. As a result of the net loss for the three and nine months ended April 30, 2023 and 2022, diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options, restricted stock units, or unearned performance stock units because to do so would be antidilutive.

For the three and nine months ended April 30, 2023, approximately 173,000 and 105,000, respectively, of potential common shares from “in the money options” and unvested restricted stock and performance stock units were excluded from the calculation of diluted (loss) per share because their effect would be antidilutive. For the three and nine months ended April 30, 2022, approximately 438,000 and 510,000, respectively, of potential common shares from “in the money options” and unvested performance stock units were excluded from the calculation of diluted (loss) per share because their effect would be antidilutive.

For the three and nine months ended April 30, 2023, the effect of approximately 4,097,000 and 3,627,000, respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive. For the three and nine months ended April 30, 2022, the effect of 1,319,000 and 1,068,000, respectively, of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive.

Note 3 – Revenue Recognition

Clinical Services Revenue

The Company accounts for revenue pursuant to Accounting Standards Codification (“ASC”) Topic 606. Service revenues in the Company’s clinical services business accounted for 54% and 71% of the Company’s total revenues for three months ended April 30, 2023 and 2022, respectively and 56% and 71% for the nine months ended April 30, 2023 and 2022, respectively and are primarily comprised of a high volume of relatively low-dollar transactions. The services business, which provides clinical testing services, satisfies its performance obligation and recognizes revenues upon completion of the testing process for a specific patient and reporting to the ordering physician. The Company may also perform clinical testing services for other laboratories and will recognize revenue from those services when reported to the ordering laboratory. The Company estimates the amount of consideration it expects to receive from customer groups using the portfolio approach. These estimates of the expected consideration include the impact of contractual allowances and price concessions on our customer group portfolios consisting of healthcare insurers, government payers, client payers and patients as described below. Contracts with customers in our laboratory services business do not contain a financing component, based on the typically limited period of time between performance of services and collection of consideration. The transaction price includes variable consideration in the form of the contractual allowance and price concessions as well as the collectability of the transaction based on patient intent and ability to pay. The Company uses the expected value method in estimating the amount of the variability included in the transaction price.

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

The following table represents clinical services net revenues and percentages by type of customer:

	Three months ended April 30, 2023		Three months ended April 30, 2022
Revenue category
Third-party payer	$4,451	52%	$10,817	58%
Medicare	1,500	17	2,436	13
Patient self-pay	1,304	15	2,177	12
HMOs	1,367	16	3,200	17
Total	$8,622	100%	$18,630	100%

	Nine months ended April 30, 2023		Nine months ended April 30, 2022
Revenue category
Third-party payer	$15,638	55%	$36,962	60%
Medicare	5,170	18	7,949	13
Patient self-pay	3,516	12	6,727	10
HMOs	4,295	15	10,407	17
Total	$28,619	100%	$62,045	100%

For three and nine months ended April 30, 2023 and 2022, all of the Company’s clinical services revenues were generated within the United States.

Products Revenue

In accordance with ASC Topic 606, the Company generates product revenue from the sale of our single-use products used in the identification of genomic information. Revenue is recorded net of sales tax. The Company considers revenue to be earned when all of the following criteria are met: the Company has a contract with a customer that creates enforceable rights and obligations; promised products are identified; the transaction price is determinable; and the Company has transferred control of the promised items to the customer. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in the contract. The transaction price for the contract is measured as the amount of consideration the Company expects to receive in exchange for the goods expected to be transferred. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, control of the distinct good or service is transferred. Transfer of control for the Company’s products is generally at shipment or delivery, depending on contractual terms, but occurs when title and risk of loss transfers to the customer which represents the point in time when the customer obtains the use of and substantially all of the remaining benefit of the product. As such, the Company’s performance obligation related to product sales is satisfied at a point in time. The Company recognizes a receivable when it has an unconditional right to payment, which represents the amount the Company expects to collect in a transaction and is most often equal to the transaction price in the contract. Payment terms for shipments to end-user and distributor customers may range from 30 to 90 days. Amounts billed to customers for shipping and handling are included in revenue, while the related shipping and handling costs are reflected in cost of products.

Products revenue by geography is as follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2023	2022	2023	2022
United States	$5,043	$4,422	$13,282	$15,039
Europe	1,688	2,169	5,869	6,576
Asia Pacific	754	1,001	2,951	3,127
Products revenue	$7,485	$7,592	$22,102	$24,742

As of February 1, 2023 and 2022, the consolidated balance of accounts receivables was $10,866 and $15,316, respectively. As of August 1, 2022 and 2021, the consolidated balance of accounts receivable was $11,516 and $10,198, respectively.

Note 4 – Supplemental disclosure for statement of cash flows

In the nine months ended April 30, 2023 and 2022, interest paid by the Company was $204 and $167, respectively.

For the nine months ended April 30, 2023 and 2022, the net reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was $5 and $29, respectively. For the nine months ended April 30, 2023, the Company recorded right of use assets and operating lease liabilities of $1,717.

For the nine months ended April 30, 2023 and 2022, tax on capital paid by the Company was $9 and $120, respectively.

Note 5 – Inventories

Inventories consist of the following:

	April 30, 2023	July 31, 2022
Raw materials	$2,061	$1,524
Work in process	2,835	2,459
Finished products	10,393	11,428
	$15,289	$15,411

Note 6 – Goodwill and Long-Lived Assets

The Company’s carrying amount of goodwill is in the Clinical Labs Services segment and is $7,452 as of April 30, 2023 and July 31, 2022.

The Company reviews the recoverability of the carrying value of long-lived assets (including its intangible assets, all of which have finite lives) of an asset or asset group for impairment annually as of the end of the fiscal year, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of an asset or asset group. The net book value of the long-lived asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. Primarily based on the Asset Purchase Agreement with Labcorp, the Company has determined that there is no impairment of goodwill or long-lived assets at April 30, 2023.

Note 7 – Mortgage and Loans payable, net

Loans payable, net

On March 31, 2023, we entered into a Revolving Loan and Security Agreement (the “Credit Facility”) among Enzo Clinical Labs, Inc. and Enzo Life Sciences, Inc., and the Company as borrowers and certain of its domestic subsidiaries, as guarantors (the “Guarantors”), and Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL as lender (“SLR”). The Credit Facility provides for a maximum $8 million revolving line of credit. The Company is using the borrowing proceeds under the Credit Facility for working capital and general corporate purposes. The commitment under the Credit Facility expires after one year and all outstanding borrowings under the Credit Facility will become due and payable at that time. Prior to its expiration, the Company expects to prepay and terminate the Credit Facility upon the closing of the Asset Purchase Agreement pertaining to the Clinical Labs business, and a standard termination fee would be payable in connection therewith. The Credit Facility is secured by a first priority perfected security interest in the collateral. The collateral includes substantially all the U.S. assets of the Company and the Guarantors, including among other assets, cash, receivables, inventory and fixed assets.

Borrowings under the Credit Facility, which are based on eligible receivables of the Company’s Clinical Labs and U.S.-based Life Sciences operating segments, accrue interest at the rate per annum equal to Term SOFR (Secured Overnight Financing Rate) for a three-month tenor of 5.30% at April 30, 2023 plus 5.50%. Other fees, such as an unused line fee and a collateral monitoring fee, also apply. The Company borrowed $5,500 under the Credit Facility upon the closing thereof. As of April 30, 2023, the net balance outstanding was $3,354, which is classified as Loans payable, net in current liabilities.

The Credit Facility includes customary affirmative and negative covenants for revolving credit facilities of this nature, including certain limitations on the incurrence of additional indebtedness and liens. In addition, the Credit Facility requires the Borrowers to maintain certain minimum liquidity levels as of the last day of each calendar month. The levels decline over time, starting at $4 million as of April 30, 2023, then $3 million as of May 31, 2023 and $2 million as of the end of each month thereafter. As of April 30, 2023, the Company was not in compliance with SLR’s minimum liquidity covenant as per the strict definitions in the agreement pertaining to qualified cash, which constituted an event of default. On June 12, 2023, SLR and the Company agreed to a waiver limited to the specific event of default with respect to the minimum liquidity covenant.

The Credit Facility includes customary events of default for revolving credit facilities of this nature, including failure to pay outstanding principal or interest, failure of applicable representations or warranties to be correct in any material respects, failure to perform any other term, covenant or agreement, certain defaults upon obligations under the Employee Retirement Income Security Act, bankruptcy or a change in control. Such events of default would require the repayment of any outstanding borrowings and the termination of the right to borrow additional funds under the Credit Facility.

In April 2020, our subsidiary in Switzerland received a loan of CHF 400 (or $400, based on the foreign exchange rate at that time) from the Swiss government under the “Corona Krise” emergency loan program in response to the pandemic. This loan is uncollateralized and bears 0% interest. In January 2022, the bank agent of the Swiss government informed our subsidiary that the loan had to be fully amortized within a maximum of eight years and that the first of semi-annual amortization payments of CHF 33 would begin in March 2022. In September 2022 and March 2023, the subsidiary made its second and third semi-annual principal repayments of CHF 33 (or $38 based on exchange rates). Based on this amortization schedule, the loan will be repaid by September 2027. The current portion of this loan of $75 is included in other current debt and finance leases and the long term portion of $247 is in long term debt – net as of April 30, 2023.

Mortgage debt, net

In connection with the purchase of a building in Farmingdale, NY in November 2018, a wholly-owned subsidiary (the “mortgagor subsidiary”) of the Company entered into a Fee Mortgage and Security Agreement (the “mortgage agreement”) with Citibank, N.A. (the “mortgagee”). The mortgage agreement provides for a loan of $4,500 for a term of 10 years, bears a fixed interest rate of 5.09% per annum and requires monthly mortgage payments of principal and interest of $30. Debt issuance costs of $72 are being amortized over the life of the mortgage agreement. The balance of unamortized debt issuance cost was $40 at April 30, 2023. At April 30, 2023, the balance owed by the subsidiary under the mortgage agreement was $3,861. The Company’s obligations under the mortgage agreement are secured by the building and by a $1,000 cash collateral deposit with the mortgagee as additional security. This restricted cash is included in other assets as of April 30, 2023.

The mortgage agreement includes affirmative and negative covenants and events of default, as defined. Events of default include non-payment of principal and interest on debt outstanding, non-performance of covenants, material changes in business, breach of representations, bankruptcy or insolvency, and changes in control. The mortgage includes certain financial covenants. Effective October 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace that covenant with a liquidity covenant. The liquidity covenant requires that we own and maintain at all times and throughout the remaining term of the loan at least $25,000 of liquid assets, defined as time deposits, money market accounts and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. Effective September 29, 2021, the Company and the mortgagee agreed to further covenant restructuring whereby (a) the liquidity covenant was reduced to 150% of the loan principal (or approximately $5,911 as of April 30, 2023) from $25,000 previously, and (b) the collateral requirement was increased from $750 to $1,000. As of April 30, 2023, the Company was not in compliance with the liquidity covenant or an unsubordinated liabilities to net capital base leverage ratio covenant. While the Company believes it will be able to either achieve compliance or obtain waivers going forward, as there can be no assurances, all of the mortgage debt is classified as current in the consolidated balance sheet as of April 30, 2023.

Minimum future annual principal payments under the mortgage and Corona Krise agreements as of April 30, 2023 are as follows:

July 31,	Total
2023	$41
2024	242
2025	252
2026	261
2027	270
Thereafter	3,117
Total principal payments	4,183
Less: current portion, included in other current liabilities and finance leases	(75)
unamortized mortgage cost	(40)
Mortgage and Corona Krise debt - current and long term – net	$4,068

The CARES Act expanded the U.S. Small Business Administration’s (SBA) business loan program to create the Paycheck Protection Program (PPP), which provided employers with uncollateralized loans whose primary purpose was to retain or maintain workforce and salaries for a twenty-four week period (“covered period”) following receipt of the loan. We applied for the PPP loan based on the eligibility and need requirements established when the program was announced and in April 2020 received $7,000 through Citibank N.A., the Company’s existing lender, pursuant to the PPP (the “PPP Loan”). In June 2021, the SBA approved in full our request for loan forgiveness and in the fiscal year 2021 the Company recognized the forgiveness of the $7,000 loan in Other income. The SBA announced its intention to audit loans in excess of $2,000 and in June 2022 requested through Citibank N.A. the production of documents and information related to our loan and our request for forgiveness. We provided that information to the SBA via Citibank N.A. In October 2022 the SBA requested through Citibank N.A. that we complete a new version of their loan necessity questionnaire with respect our forgiven loan, which we provided. The SBA subsequently requested additional information with respect to wages paid which was provided in January 2023. We have been notified by Citibank N.A. that on the SBA Forgiveness Portal, the status of our PPP loan forgiveness audit shows as “Review Complete.”

Note 8 – Leases

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

Leases	Balance Sheet Classification	April 30, 2023	July 31, 2022
Assets
Operating	Right-of-use assets	$13,457	$15,174
Finance	Property, plant and equipment, net (a)	144	172
Total lease assets		$13,601	$15,346

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$3,706	$3,432
Finance	Finance leases short term	57	81

Non-current:
Operating	Operating lease liabilities, non-current	10,734	12,729
Finance	Other liabilities and finance leases long term	—	39
Total lease liabilities		$14,497	$16,281

(a)	Accumulated amortization of finance lease assets was approximately $267 and $210 as of April 30, 2023 and July 31, 2022, respectively.

Components of lease cost were as follows:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Operating lease cost – net (a)	$937	$1,085	$2,897	$3,372
Finance lease cost:
Amortization of leased assets	19	19	57	57
Interest on lease liabilities	1	3	4	8
Total lease cost	$957	$1,107	$2,958	$3,437

(a)	Net of $126 and $252 sublease income for the three and nine months ended April 30, 2023, respectively.

The maturity of the Company’s lease liabilities as of April 30, 2023 is as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases	Finance leases	Total
2023	$1,137	$22	$1,159
2024	4,254	37	4,291
2025	3,816	—	3,816
2026	3,431	—	3,431
2027	2,507	—	2,507
Thereafter	808	—	808
Total lease payments	15,953	59	16,012
Less: Interest (a)	(1,513)	(2)	(1,515)
Present value of lease liabilities	$14,440	$57	$14,497

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the nine months ended April 30 were as follows:

Lease term and discount rate	2023	2022
Weighted-average remaining lease term (years):
Operating leases	4.0 years	5.0 years
Finance leases	0.7 years	1.7 years

Weighted-average discount rate:
Operating leases	5.18%	4.97%
Finance leases	3.31%	5.20%

See Note 4 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended April 30, 2023 and 2022.

Note 9 – Accrued Liabilities

Accrued liabilities consist of:	April 30, 2023	July 31, 2022
Payroll, benefits, and commissions	$3,970	$4,912
Professional fees	1,104	801
Legal	7,154	4,523
Other	5,266	2,064
	$17,494	$12,300

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of April 30, 2023 and July 31, 2022, the Company has established a reserve of $290 and $260, respectively which is included in accrued liabilities for payroll, benefits and commissions, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

Note 10 – Stockholders’ equity

Controlled Equity Offering

In May 2023, the Company entered into a sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as sales agent (“Riley”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Riley, shares of the Company’s common stock, par value $0.01 per share (“Shares”) having an aggregate offering price of up to $30 million. The Company pays Riley a commission of 3.0% of the aggregate gross proceeds received under the Sale Agreement. The Company is not obligated to make any sales of Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Riley or the Company, as permitted therein. As of the date of issuance of these financial statements, there have been no sales of Shares under the Sales Agreement. In May 2023, the Company filed with the SEC a “shelf” registration and sales agreement prospectus covering the Sales Agreement and issuance and sale of our Common Stock that may be sold under that agreement in an aggregate amount of up to $30 million. A total of $150 million of securities, including those covered by the Sales Agreement, may be sold under the shelf registration when it is declared effective.

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

The exercise price of options granted under the Amended and Restated 2011 Plan, as amended and restated, is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan, as amended and restated, will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan, as amended and restated, will remain in effect until they have been exercised or terminated, or have expired. As of April 30, 2023, there were approximately 3,734,000 shares of common stock available for grant under the Amended and Restated 2011 Plan, as amended and restated.

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

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Stock options and performance stock units	$286	$76	$842	$898
Restricted stock units	277	86	666	159
	$563	$162	$1,508	$1,057

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
Selling, general and administrative	$547	$158	$1,450	$1,037
Cost of revenues	16	4	58	20
	$563	$162	$1,508	$1,057

No excess tax benefits were recognized during the three and nine month periods ended April 30, 2023 and 2022.

Stock Option Plans

The following table summarizes stock option activity during the nine month period ended April 30, 2023:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2022	3,941,783		$3.00
Awarded	615,000		$2.00
Exercised	(6,667)		2.14		$
Cancelled or expired	(453,616)		$3.95
Outstanding at end of period	4,096,500		$2.74	2.2 years		$675
Exercisable at end of period	2,126,067	$		0.3 years	$

As of April 30, 2023, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $2,038 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately two years.

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

During the fiscal years ended 2020 and 2019, the Company awarded additional PSUs to its executive officers. These awards provide for the grant of shares of our common stock at the end of a three-year period based on the achievement of revenue growth and adjusted EBITDA growth goals met at threshold, target or maximum levels over the respective period. The PSUs awarded to executive officers in fiscal 2019, net of forfeitures, were earned as of the three-year period ending July 31, 2022 as the growth goals at the maximum level were achieved. After TSR modification, a total of 25,200 PSUs were earned equally by two officers. As of April 30, 2023, 12,600 shares had been issued and the balance of the shares are expected to be issued in the fourth quarter of fiscal 2023.

During the nine months ended April 30, 2023 a former officer forfeited 15,000 PSUs awarded in fiscal 2020. The Company recorded PSU compensation expense of $7 during the three months ended April 30, 2023 and ($41) during the nine months ended April 30, 2023. For the three and nine months ended April 30, 2022, the Company recorded PSU compensation expense of ($105) and $57, respectively.

The following table summarizes PSU’s granted and outstanding through April 30, 2023:

Grant Date	Total Grant	Forfeitures	Outstanding	Fair Market Value At Grant Date (000s)
10/19/2020	98,600	(40,300)	58,300	$122

Restricted Stock Units

The following table summarizes Restricted Stock Unit (“RSU”) activity for the nine month period ended April 30, 2023:

	Number of Unvested RSUs outstanding	Weighted Average Fair Value per Unit at Date of Grant or Vesting		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2022	502,187		$2.95
Granted	325,564		1.53
Vested	(145,263)		3.06
Cancelled	—		$
Outstanding at end of period	682,488		$2.25	1.1 years		$1,727
Expected to vest at end of period	682,488	$		1.1 years	$

During the three and nine months ended April 30, 2023, the Company recognized shared based compensation expense for these RSUs of $277 and $666, respectively. During the three and nine months ended April 30, 2022, the Company recognized shared-based compensation expense for these RSUs of $86 and $159, respectively. RSU’s that vested on April 27, 2023, representing 58,596 shares of common stock, were issued in May 2023.

As of April 30, 2023, the total future compensation cost related to non-vested RSUs, not yet recognized in the statements of operations, was $1,017 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately fourteen months.

Note 11 – Segment reporting

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

At the beginning of fiscal 2023, we determined we would redirect our research resources and efforts to our two operating segments, Clinical Services and Products, and as a result, Enzo Therapeutics no longer meets the criteria for being a reportable segment. The operating expenses of Enzo Therapeutics are included in the “Other” segment for all periods presented.

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2023	Clinical Services	Products	Other	Consolidated
Revenues	$8,622	$7,485	—	$16,107

Operating costs and expenses:
Cost of revenues	9,993	4,476	—	14,469
Research and development	91	872	12	975
Selling, general and administrative	6,337	2,641	3,044	12,022
Legal fee expense	21	19	4,246	4,286
Total operating costs and expenses	16,442	8,008	7,302	31,752

Operating loss	(7,820)	(523)	(7,302)	(15,645)

Other income (expense):
Interest, net	(1)	30	(66)	(37)
Other	4	2	142	148
Foreign exchange loss	—	347	—	347
Loss before income taxes	$(7,817)	$(144)	$(7,226)	$(15,187)

Depreciation and amortization included above	$373	182	93	648

Share-based compensation included in above:
Selling, general and administrative	65	20	461	546
Cost of revenues	11	6	—	17
Total	$76	26	461	563

Capital expenditures	$53	331	282	666

Three months ended April 30, 2022	Clinical Services	Products	Other	Consolidated
Revenues	$18,630	$7,592	—	$26,222

Operating costs and expenses:
Cost of revenues	11,180	4,869	—	16,049
Research and development	666	458	9	1,133
Selling, general and administrative	6,756	2,786	1,900	11,442
Legal fee expense	12	10	712	734
Total operating costs and expenses	18,614	8,123	2,621	29,358

Operating income (loss)	16	(531)	(2,621)	(3,136)

Other income (expense):
Interest, net	(2)	10	46	54
Other	15	(2)	(729)	(716)
Foreign exchange loss	—	(1,056)	—	(1,056)
Income (loss) before income taxes	$29	$(1,579)	$(3,304)	$(4,854)

Depreciation and amortization included above	$430	224	78	732

Share-based compensation included in above:
Selling, general and administrative	38	1	119	158
Cost of revenues	4	—	—	4
Total	$42	1	119	162

Capital expenditures	$202	572	82	856

Nine months ended April 30, 2023	Clinical Services	Products	Other	Consolidated
Revenues	$28,619	$22,102	—	$50,721

Operating costs and expenses:
Cost of revenues	30,538	13,681	—	44,219
Research and development	694	2,675	33	3,402
Selling, general and administrative	19,830	7,627	7,828	35,285
Legal fee expense	192	55	6,105	6,352
Total operating costs and expenses	51,254	24,038	13,966	89,258

Operating loss	(22,635)	(1,936)	(13,966)	(38,537)

Other income (expense):
Interest, net	(4)	84	15	95
Other	16	6	256	278
Foreign exchange loss	—	1,022	—	1,022
Loss before income taxes	$(22,623)	$(824)	$(13,695)	$(37,142)

Depreciation and amortization included above	$1,291	518	267	2,076

Share-based compensation included in above:
Selling, general and administrative	179	61	1,211	1,451
Cost of revenues	41	16	—	57
Total	$220	77	1,211	1,508

Capital expenditures	$412	1,269	506	2,187

Nine months ended April 30, 2022	Clinical Services	Products	Other	Consolidated
Revenues – Services and Products	$62,045	$24,742	—	$86,787

Operating costs and expenses:
Cost of revenues	34,969	14,191	—	49,160
Research and development	762	1,901	34	2,697
Selling, general and administrative	19,568	8,920	$8,472	36,960
Legal and related expenses	217	23	4,621	4,861
Total operating costs and expenses	55,516	25,035	13,127	93,678

Operating income (loss)	6,529	(293)	(13,127)	(6,891)

Other income (expense):
Interest, net	(7)	28	140	161
Other	69	3	(1,283)	(1,211)
Foreign exchange (loss)		(1,887)	—	(1,887)
Net income (loss)	$6,591	$(2,149)	$(14,270)	$(9,828)

Depreciation and amortization included above	$1,286	$626	$226	$2,138

Share-based compensation included in above:
Selling, general and administrative	74	2	961	1,037
Cost of revenues	20	—	—	20
Total	$94	$2	$961	$1,057

Capital expenditures	$795	$1,788	$520	$3,103

Note 12 – Contingencies

Enzo has identified several purported class action complaints that have been filed against Enzo Biochem, Inc. and Enzo Clinical Labs, Inc. arising from the recent ransomware attack and data breach on Enzo’s computer network.  All of the actions that we have identified were commenced in the United States District Court for the Eastern District of New York.  The complaints generally allege that Enzo failed to adequately secure and safeguard the private and confidential information of the class members entrusted to it.  The complaints assert various common law claims and seek money damages, restitution and injunctive relief.  To date, neither Enzo Biochem, Inc. nor Enzo Clinical Labs, Inc. has been served with a copy of the summons and complaint in any of the actions.

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

Former executives arbitration

The Company terminated the employment of Elazar Rabbani, Ph.D., the Company’s former Chief Executive Officer, effective April 21, 2022.  Dr. Rabbani remains a board director of the Company. Dr. Rabbani is a party to an employment agreement with the Company, which entitles him to certain termination benefits, including severance pay, acceleration of vesting of share-based compensation, and continuation of benefits. Based on the terms of his employment agreement, the Company estimated and accrued a charge of $2,600 in fiscal 2022 which is included in Selling, general and administrative expenses. The charge was partially offset by the reversal of bonus accruals. In May 2022, the Company paid Dr. Rabbani $2,123 in severance (the payment constituted taxable income but the Company did not withhold taxes from the payment). In July 2022, the Company paid Dr. Rabbani’s income and other withholding taxes of $1,024 related to that payment on Dr. Rabbani’s behalf, which is included in “prepaid expense and other current assets” as of July 31, 2022, as the payment is reimbursable from Dr. Rabbani. Dr. Rabbani disputed, among other things, the Company’s decision to not award him a bonus for fiscal year 2021 and the amount of severance that was owed to him under his employment agreement.  On July 8, 2022, the Company filed a demand for arbitration with the American Arbitration Association (the “AAA”) seeking, among other things, a declaration that the Company has fully satisfied its contractual obligations to Dr. Rabbani and seeking the tax withholding reimbursement referenced above.  On August 4, 2022, Dr. Rabbani filed counterclaims in the arbitration seeking, among other things, a bonus for fiscal year 2021 and additional severance that he asserts is owed to him. At the parties’ joint request, the arbitration has been stayed while the parties work towards finalizing a settlement agreement.

On February 25, 2022, Barry Weiner, the Company’s co-founder and President, notified the Company that he was terminating his employment as President of the Company for “Good Reason” as defined in his employment agreement. The Company accepted Mr. Weiner’s termination, effective April 19, 2022, but disagreed with Mr. Weiner’s assertion regarding “Good Reason.” On July 20, 2022, Mr. Weiner filed a demand for arbitration with the AAA asserting, among other things, that his annual bonus for fiscal year 2021 was too low and that his resignation (effective April 19, 2022) was for “Good Reason” under the terms of his employment agreement. He seeks, among other things, payment of a higher 2021 bonus, and severance payments and benefits. At the parties’ joint request, the arbitration has been stayed while the parties work towards finalizing a settlement agreement. As of April 30, 2023, the Company has not accrued any charges related to Mr. Weiner’s termination.

Note 13 – Clinical Labs Asset Sale Agreement with Labcorp

On March 16, 2023, the Company filed a Form 8-K indicating that it and Enzo Clinical Labs, Inc. (the “Subsidiary” and, together with the Company, the “Seller”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Laboratory Corporation of America Holdings, a Delaware corporation (the “Buyer”). Pursuant to the Purchase Agreement, the Seller has agreed to sell substantially all operating assets and assign certain liabilities of its clinical labs business (the “Business”) to the Buyer in exchange for approximately $146 million in cash (subject to certain adjustments), on and subject to the terms and conditions set forth therein (such transaction, the “Transaction”).

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

At a Special Meeting of shareholders on May 22, 2023, shareholders approved, by majority vote, the Transaction and adoption of the Purchase Agreement. Seller has also met all regulatory requirements for closing the sale of the Business.

The Purchase Agreement also includes customary termination provisions for both the Company and the Buyer and provides that, in connection with the termination of the Purchase Agreement under specified circumstances, including termination by the Company to accept and enter into a definitive agreement with respect to an unsolicited Superior Proposal, the Company will be required to pay Buyer a termination fee of $5 million or a reimbursement of Buyer’s expenses of up to $5 million.

Subject to the terms and conditions stated in the Purchase Agreement, after shareholder approval of the Transaction, which was obtained on May 22, 2023, Buyer is be obligated to pay a ticking fee to the Company for each day after the date of such approval, payable at the end of the applicable month, until the closing of the Transaction. At the closing of the Transaction, such ticking fees paid will be wholly or partially credited against the purchase price. On May 31, 2023, the Company received the May portion of such ticking fee.

There can be no assurances that the Transaction will close or, if it does close, the exact net proceeds to be received by the Company.

Note 14 – Subsequent Events

Sale of Convertible Debentures and Warrants

On May 19, 2023, Enzo Biochem, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the purchasers that are parties thereto (each, including its successors and assigns, a “Purchaser” and collectively, the “Purchasers”) and JGB Collateral, LLC, a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers (i) 10% Original Issue Discount Secured Convertible Debentures (the “Debentures”) with an aggregate principal amount of $7,608,696 and (ii) warrants to purchase up to 1,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an exercise price of $2.31 per share, the average of the three (3) daily volume weighted average prices of the Common Stock as defined in the Purchase Agreement (“VWAP”) prior to the closing date (the “Warrants”), subject to adjustments as set forth in the Warrants, for a total purchase price of $7,000,000. The Purchase Agreement contains customary representations, warranties and covenants. The transactions contemplated by the Purchase Agreement were consummated on May 19, 2023.

Debentures

The Debentures bear interest at a rate of 10% per annum (which interest rate is increased to 18% per annum five days after the occurrence and continuance of an Event of Default (as defined in the Debentures)), have a maturity date of May 20, 2024 and are convertible, at any time after their issuance date at the option of the Purchasers, into shares of Common Stock at a conversion price equal to $3.01 per share (the “Conversion Price”), subject to adjustment as set forth in the Debentures. Following the consummation of the Company’s sale of substantially all of the assets and business of Enzo Clinical Labs, Inc., a wholly-owned subsidiary of the Company, to Laboratory Corporation of American Holdings pursuant to the Asset Purchase Agreement, dated March 16, 2023, and as further described in the Company’s definitive Proxy Statement on Schedule 14A filed with the U.S. Securities and Exchange Commission on April 24, 2023 (the “Asset Sale”), the Company shall either, at the option of the Company upon written notice delivered to the Purchasers within three (3) trading days after the consummation of the Asset Sale, (i) prepay $4,000,000 of the outstanding principal amount of the Debentures (to be applied pro rata among the outstanding Debentures based on the relative outstanding principal balance of each Debenture) or (ii) deposit $4,000,000 in cash, as collateral for the Company’s obligations, into a deposit account subject to a deposit account control agreement, among the Company, the depository bank and the Agent and otherwise acceptable to Agent (in its sole absolute discretion) in form and substance.

The Company’s obligations under the Debentures may be accelerated, at the Purchasers’ election, upon the occurrence of certain customary events of default. In the event of a default and acceleration of the Company’s obligations, the Company would be required to pay the greater of (i) the outstanding principal amount of the Debentures, all accrued and unpaid interest, plus the amount of additional interest that would accrue on such principal through the date of maturity, divided by the conversion price on the date accelerated payment is either (A) demanded (if demand or notice is required to create an Event of Default) or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the VWAP on the date the accelerated payment is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, or (ii) 130% of the outstanding principal amount of the Debentures, plus all accrued and unpaid interest, plus the amount of additional interest that would accrue on such principal through the date of maturity. Such accelerated payment would also include all other amounts, costs, expenses or liquidated damages due under the Debentures. The Debentures contain customary representations, warranties and covenants including among other things and subject to certain exceptions, covenants that restrict the Company from incurring additional indebtedness, creating or permitting liens on assets, amending its charter documents and bylaws, repurchasing or otherwise acquiring more than a de minimis number of its Common Stock or equivalents thereof, repaying outstanding indebtedness, paying dividends or distributions, assigning or selling certain assets, making or holding any investments, and entering into transactions with affiliates.

Security Agreement and Subsidiary Guarantees

In connection with the Purchase Agreement, on May 19, 2023, the Company, certain of the Company’s domestic subsidiaries (“Guarantors”), the Purchasers and the Agent entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company and the Guarantors granted, for the benefit of the Purchasers, to secure the Company’s obligations under the Purchase Agreement and the Debentures, (i) second-priority liens on certain collateral (the “SLR Collateral”) that secures on a first-priority basis the Revolving Loan and Security Agreement between the Company, as borrower, and Gemino Healthcare Finance, LLC d/b/a SLR Healthcare ABL, as lender (the “Credit Facility”), and (ii) first-priority liens on the collateral (the “Non-SLR Collateral” and together with the Non-SLR Collateral, the “Collateral”) that does not secure the Credit Facility, in each case subject to permitted liens described in the Indenture. Upon an event of default under the Security Agreement, subject to the security interests under the Credit Agreement, the Purchasers may, among other things, take possession of the Collateral and enter any premises where the Collateral, or any part thereof, is or may be placed and remove the Collateral. In addition, on May 19, 2023, the Company and all of the Guarantors entered into Subsidiary Guarantees (the “Subsidiary Guarantees”), pursuant to which they guaranteed all of the Company’s obligations under the Purchase Agreement and the Debentures.

Warrants

The Warrants are exercisable for five years from May 19, 2023, at an exercise price of $2.31 per share, which is the average of three (3) daily VWAPs prior to the closing date, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions, as more fully described in the Warrant.

If, at the time a Purchaser exercises its Warrant, there is no effective registration statement available for an issuance of the shares underlying the Warrant to the Purchasers, then in lieu of making the cash payment otherwise contemplated to be made to the Company upon the exercise of the Warrant, the Purchaser may elect to receive upon exercise (either in whole or in part) on a cashless basis the net number of shares of Common Stock determined according to a specified formula (as set forth in the Warrant).

Registration Rights Agreement

In connection with the Purchase Agreement, on May 19, 2023, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company is obligated to register the shares of Company Common Stock issuable upon exercise of the Debentures and the Warrants by June 19, 2023 (the “Registration Deadline”). If the Company fails to meet the Registration Deadline or maintain the effectiveness of the Registration Statement for the required effectiveness period, subject to certain permitted exceptions, the Company will be required to pay liquidated damages to the Purchasers. The Company also agreed, among other things, to indemnify the selling holders under the Registration Statement from certain liabilities and to pay all fees and expenses incident to the Company’s performance of or compliance with the Registration Rights Agreement.

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

In particular, these include statements relating to future actions, including the Asset Purchase Agreement with respect to the sale of substantially all assets and assignment of certain liabilities of the Clinical Labs division and the timing of its closing, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign currency rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, impacts of the COVID-19 pandemic and measures we have taken in response, and financial results. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the July 31, 2022 fiscal year and in this Form 10-Q filing. You are advised to consult any further disclosures we make on related subjects in our Forms 10-Q, 8-K and 10-K reports to the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results.

You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Impact of COVID-19

We made substantial investments to expand and maintain the amount of COVID-19 testing available in the communities we serve since the start of the pandemic in March 2020. We applied our technical expertise in molecular diagnostics to develop next generation COVID-19 diagnostic and antibody testing options which were approved under the FDA Emergency Use Authorization (EUA). During the fiscal year ended July 31, 2022, the Company generated substantial COVID-19 related services revenues, representing 44% of all services revenues. This testing had a significantly positive impact on the profitability and cash flow of our Clinical services segment for most of fiscal 2022. Revenues from COVID-19 testing during the three and nine months ended April 30, 2022 represented 43% and 49%, respectively of all services revenues. The rate of transmission of COVID-19 and the severity of its variants have dramatically declined in the U.S. Revenues from COVID-19 testing during the three and nine months ended April 30, 2023 represented approximately 4% and 5%, respectively of all services revenues.

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

Clinical Labs Asset Sale Agreement

On March 16, 2023, the Company entered into an Asset Purchase Agreement with respect to the sale to Labcorp of substantially all the operating assets and assignment of certain liabilities which are necessary for Labcorp to operate the business of the Clinical Labs division. The sale is expected to close in July 2023, at which time we will exit the clinical laboratory services business. See Note 13 Clinical Labs Asset Sale Agreement with Labcorp for additional information.

Ransomware attack

On April 6, 2023, the Company experienced a ransomware attack that impacted certain critical information technology systems. In response, we promptly deployed containment measures, including disconnecting our systems from the internet, launched an investigation with assistance from third-party cybersecurity experts, and notified law enforcement. We adhered to our disaster recovery plan, which enabled us to maintain operations throughout the incident response process. The Company’s facilities are open, and continue to provide services to patients and partners. The Company has incurred, and may continue to incur, certain expenses related to this attack, including expenses to respond to, remediate and investigate this matter. Further, the Company remains subject to risks and uncertainties as a result of the incident, including as a result of the data that was accessed or exfiltrated from the Company’s network. Additionally, security and privacy incidents have led to, and may continue to lead to, additional regulatory scrutiny and class action litigation exposure. We are in the process of evaluating the full scope of the costs and related impacts of this incident. During the disaster recovery, our ability to perform clinical reference testing was severely curtailed and we were forced to outsource much of the testing to third parties, including Labcorp. This negatively impacted the 2023 period’s services revenue and increased the cost of outsourcing the testing to third parties.

Other

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company, including inflation and actions by the Federal Reserve to increase interest rates as of April 30, 2023 and through the date of this Quarterly Report. The accounting matters assessed included, but were not limited to, the Company’s patient self-pay revenue concessions and credit losses in the Clinical Services segment, accounts receivable, inventories and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of economic factors could result in additional material adverse impacts to the Company’s consolidated financial statements in future reporting periods.

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

On March 16, 2023, the Company entered into an Asset Purchase Agreement with respect to the sale of assets and assignment of certain liabilities of the Clinical Labs division. See Note 13 - Clinical Labs Asset Sale Agreement with Labcorp.

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

Results of Operations

Three months ended April 30, 2023 compared to April 30, 2022
(in 000s)

Comparative Financial Data for the Three Months Ended April 30,

	2023	2022	Favorable (Unfavorable)	% Change

Revenues	$16,107	$26,222	$(10,115)	(39)

Operating costs and expenses:
Cost of revenues	14,469	16,049	1,580	10
Research and development	975	1,133	158	14
Selling, general and administrative	12,022	11,442	(580)	(5)
Legal and related expenses	4,286	734	(3,552)	**
Total operating costs and expenses	31,752	29,358	(2,394)	(8)

Operating loss	(15,645)	(3,136)	(12,509)	**

Other income (expense):
Interest	(37)	54	(91)	(169)
Other	148	(716)	864	121
Foreign exchange gain (loss)	347	(1,056)	1,403	133
Loss before income taxes	$(15,187)	$(4,854)	$(10,333)	(213)

**	not meaningful

Consolidated Results:

The “2023 period” and the “2022 period” refer to the three months ended April 30, 2023 of fiscal year 2023 and April 30, 2022 of the fiscal year 2022, respectively.

Clinical services revenues for the 2023 period were $8.6 million compared to $18.6 million in the 2022 period, a decrease of $10.0 million or 54%. Revenues from COVID-19 testing decreased approximately $7.8 million and represented 4% and 43% of Clinical revenues in the 2023 and 2022 periods, respectively. The 2023 period’s operations were severely impacted by the ransomware attack. Accessions from all testing other than COVID-19 decreased versus the 2022 period resulting in a decline in such revenues from this testing period over period. Additionally, revenues decreased due to changes in payer and test mix and liquidation rate adjustments.

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

In 2014, Congress passed the U.S. Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Beginning in 2018, Medicare payments for clinical laboratory services are paid based upon the volume-weighted median of private payer rates as reported by certain clinical laboratories across the US, replacing the previous system which was based upon fee schedules derived from historical charges for clinical laboratory tests. We estimate that the effect of PAMA directly negatively impacted reimbursements from Medicare and Medicaid by $0.2 million in the 2023 and $0.3 million in the 2022 period.

Product revenues were $7.5 million in the 2023 period and $7.6 million in the 2022 period, a decrease of $0.1 million or 1%. In the 2023 period, decreases in revenues from European and Asia Pacific markets were almost offset by an increase in revenues from the US market.

The cost of Clinical Services was $10.0 million in the 2023 period and $11.2 million in the 2022 period, a decrease of $1.2 million or 11%. Due to the decline in testing services in the 2023 period versus 2022, from both the decline in COVID-19 testing and the ransomware attack, our reagent costs decreased by $0.4 million, salaries by $0.7 million, and supplies usage by $0.6 million, which were partially offset by an increase in outside reference testing of $0.5 million. During the 2022 period, we significantly reduced our outside reference testing costs for COVID-19 by utilizing our internal manufacturing capabilities, thereby reducing some of our reliance on testing and reagents sourced from third parties and internally. The gross profit (loss) margin on Clinical Services revenues in the 2023 period was approximately (16%) versus 40% in the 2022 period, due to the magnitude of the decline in high margin COVID-19 testing, the ransomware attack, and market changes resulting in liquidation rate adjustments.

The cost of Product revenues was $4.5 million in the 2023 period and $4.9 million in the 2022 period, a decrease of approximately $0.4 million or 8%, driven by lower revenues. The gross profit margin on Products was 40% in the 2023 period and 36% in the 2022 period due to distribution channel conversion and expansion efforts.

Research and development expenses were $1.0 million in the 2023 period and $1.1 million in the 2022 period, a decrease of $0.2 million or 14%, due to a reduction in focus on COVID-19 testing.

Selling, general and administrative expenses were $12.0 million during the 2023 period versus $11.4 million during the 2022 period, an increase of $0.6 million or 5%. The Other segment expense increased $1.1 million during the 2023 period compared to 2022. During the 2023 period, we incurred increased consulting and professional fees other than legal of $1.3 million related to the Clinical Labs Asset Sale Agreement, the Credit Facility and the Controlled Equity Offering, which were partially offset by lower salaries, bonus and benefits as compared to the 2022 period. The Life Sciences Products expense decreased $0.1 million during the 2023 period due to lower compensation. The Clinical Services expense decreased $0.4 million primarily due to a decrease in sales commissions earned on lower revenues.

Legal and related expenses were $4.3 million during the 2023 period compared to $0.7 million in the 2022 period, an increase of $3.6 million. During the 2023 period, we required significant legal expertise and assistance associated with our strategic initiatives which include negotiation and sale of the Clinical Labs assets, the revolving line of credit agreement, the ransomware attack, and matters related to two former executives’ arbitration, which are ongoing.

Interest income (expense), net was less than ($0.1) million in the 2023 and less than $0.1 million in the 2022 period, an unfavorable variance of approximately $0.1 million. The 2023 period’s expense was due to interest expense on the mortgage facility and interest on the new Credit Facility entered into the last month of the 2023 period. In the 2022 period, we earned some interest on marketable securities in bond funds, which were sold by the end of the 2022 period.

Other income (expense) in the 2023 and 2022 period was $0.1 million and ($0.7) million respectively, a favorable variance of approximately $0.8 million. During the 2022 period, the primary component of the expense was realized losses on marketable securities in bond funds liquidated in full by the end of that period.

The foreign exchange gain (loss) recognized by the Life Sciences Products segment during the 2023 period was $0.3 million compared to ($1.1) million in the 2022 period, a favorable variance of $1.4 million. The 2023 period revaluation gain was due to the continued appreciation of the British pound and Swiss franc versus the U.S. dollar as of the end of the 2023 period compared to its start. The revaluation loss in the 2022 period was due to significant depreciation of the British pound and Swiss franc versus the U.S. dollar as of the end of that period compared to its start, as a result of actions by the US Federal Reserve to begin raising interest rates.

Results of Operations

Nine months ended April 30, 2023 compared to April 30, 2022
(in 000s)

Comparative Financial Data for the Nine Months Ended April 30,

	2023	2022	Favorable (Unfavorable)	% Change

Revenues	$50,721	$86,787	$(36,066)	(42)

Operating costs and expenses:
Cost of revenues	44,219	49,160	4,941	10
Research and development	3,402	2,697	(705)	(26)
Selling, general and administrative	35,285	36,960	1,675	5
Legal and related expenses	6,352	4,861	(1,491)	(31)
Total operating costs and expenses	89,258	93,678	4,420	5

Operating loss	(38,537)	(6,891)	(31,646)	**

Other income (expense):
Interest	95	161	(66)	(41)
Other	278	(1,211)	1,489	123
Foreign exchange gain (loss)	1,022	(1,887)	2,909	154
Loss before income taxes	$(37,142)	$(9,828)	$(27,314)	(278)

**	not meaningful

Consolidated Results:

The “2023 period” and the “2022 period” refer to the nine months ended April 30, 2023 and April 30, 2022, respectively, which represent the first three quarters of the Company’s fiscal year ending July 31.

Clinical services revenues for the 2023 period were $28.6 million compared to $62.0 million in the 2022 period, a decrease of $33.4 million or 54%. Revenues from COVID-19 testing decreased approximately $29.1 million and represented 5% and 49% of Clinical revenues in the 2023 and 2022 periods, respectively as COVID-19 accessions declined in the 2023 period versus the 2022 period. Revenues from all other testing decreased period over period due to the impact of the ransomware attack as well as changes in payer and test mix and liquidation rate adjustments. Due to a Medicaid audit, we recorded a $1.3 million charge as a reduction of revenue.

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

In 2014, Congress passed the U.S. Protecting Access to Medicare Act of 2014 (PAMA), which included substantial changes to the way in which clinical laboratory services are paid under Medicare. Beginning in 2018, Medicare payments for clinical laboratory services are paid based upon the volume-weighted median of private payer rates as reported by certain clinical laboratories across the US, replacing the previous system which was based upon fee schedules derived from historical charges for clinical laboratory tests. We estimate that the effect of PAMA directly negatively impacted reimbursements from Medicare and Medicaid in the 2023 and 2022 periods by $0.6 million and $0.9 million, respectively.

Product revenues were $22.1 million in the 2023 period and $24.7 million in the 2022 period, a decrease of approximately $2.6 million or 11%. The 2022 period includes a $2.8 million bulk sale of a GMP reagent to a large industrial customer in the US. Excluding the bulk sale, in the 2023 period there was an approximate $1.0 million increase in revenues in the US market, partially offset by a $0.8 million decrease in revenues in the European and Asia Pacific markets.

The cost of Clinical Services was $30.6 million in the 2023 period and $35.0 million in the 2022 period, a decrease of $4.4 million or 13%. Due to the decline in Services revenues in the 2023 period versus 2022, our headcount and salaries, including temporary employees, decreased $2.7 million, our reagent costs decreased by $1.5 million and supplies cost decreased $0.4 million, partially offset by an increase in outside reference testing of $0.2 million. The gross profit (loss) margin on Clinical Services revenues in the 2023 period was approximately (7%) versus 44% in the 2022 period, due to the magnitude of the decline in high margin COVID-19 testing, the ransomware attack, the Medicaid charge, and market changes resulting in liquidation rate adjustments. During the 2022 period, we significantly reduced our outside reference testing costs for COVID-19 by utilizing our internal manufacturing capabilities, thereby reducing some of our reliance on testing and reagents sourced from third parties, which improved the period’s profit margin.

The cost of Product revenues was $13.7 million in the 2023 period and $14.2 million in the 2022 period, a decrease of $0.5 million or 4%. The gross profit margin on Products was approximately 38% in the 2023 period and 43% in the 2022 period. During the 2022 period we made a large bulk sale of a GMP reagent which had a significantly positive impact on that period’s profit margin. The 2023 period gross profit was also impacted by an increase in production headcount and related salaries and benefits compared to the 2022 period.

Research and development expenses were $3.4 million in the 2023 period and $2.7 million in the 2022 period, an increase of $0.7 million or 26%, due to headcount increases and materials consumed in the Product segment.

Selling, general and administrative expenses were $35.3 million during the 2023 period versus $37.0 million during the 2022 period, a decrease of $1.7 million or 5%.

The Other segment expense decreased $0.6 million during the 2023 period. In the 2022 period we recorded $2.6 million for severance and other discrete employment matters related to the termination of our former chief executive officer. During the 2023 period, salaries, bonuses and benefits also decreased $0.4 million. These decreases were partially offset by an increase of $2.2 million for professional fees relating to advisory services including the evaluation of strategic alternatives for the Company, including the Clinical Labs Asset Sale Agreement, the Credit Facility, and the Controlled Equity Offering. Bank fees and insurance expenses also increased $0.2 million. The Life Sciences Products expense in the 2023 period decreased $1.3 million compared to 2022, of which $0.9 million was due to a decrease in marketing and selling expenses and salaries. Additionally, the 2022 period includes $0.4 million for employee severance and winding down costs associated with the closure of the Ann Arbor MI manufacturing and distribution center. The Clinical Services expense increased $0.2 million due to increased salaries, marketing and facility costs totaling $1.1 million, partially offset by lower commissions totaling $0.9 million.

Legal and related expenses were $6.4 million during the 2023 period compared to $4.9 million in the 2022 period, an increase of $1.5 million or 31%. During the 2023 period, we required significant legal expertise and assistance associated with our strategic initiatives which include negotiation and sale of the Clinical Labs assets, the Credit Facility, the ransomware attack, and matters related to two former executives’ arbitration, which are ongoing. The 2023 period expense is net of a reimbursement of $0.8 million under the Company’s directors and officers insurance policy. During the 2022 period, we incurred legal expenses associated with strategic initiatives, and corporate employment matters related to two former executives’ arbitration, which are ongoing.

Interest income, net was $0.1 million in the 2023 period and $0.2 million in the 2022 period. The 2023 period’s interest income was earned on available cash in a money market fund. In the 2022 period, we earned interest on marketable securities in bond funds. In the 2023 period we had interest expense primarily on a mortgage and a Credit Facility. In the 2022 period we had interest expense primarily on a mortgage.

Other income (expense) in the 2023 period was $0.3 million versus ($1.2) million in the 2022 period, a favorable variance of approximately $1.5 million. During the 2022 period, the primary component of the expense was realized losses on marketable securities in bond funds liquidated in full by the end of that period.

The foreign exchange gain (loss) recognized by the Life Sciences Products segment during the 2023 period was $1.0 million compared to ($1.9) million in the 2022 period, a favorable variance of $2.9 million. The 2023 period revaluation gain was due to the significant appreciation of the British pound and Swiss franc versus the U.S. dollar as of the end of the 2023 period compared to its start. The revaluation loss in the 2022 period was due to the depreciation of the British pound and Swiss franc versus the U.S. dollar as of the end of that period compared to its start as a result of actions by the US Federal Reserve to begin raising interest rates.

Liquidity and Capital Resources

During the nine months ended April 30, 2023, the Company incurred a net loss of $37,142, used cash in operating activities of $19,945 and has as of April 30, 2023 a working capital deficit of $10,153.

The Company believes that based on its fiscal 2023 forecast, its current cash and cash equivalents level is not sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months, which conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the unaudited interim financial statements are issued. In response to these conditions, the Company evaluated and is acting upon various financing strategies to obtain sufficient additional liquidity to meet its operating and capital requirements for the next twelve months following the date of issuance of these unaudited interim consolidated financial statements.

Specifically, the Company entered into a revolving line of credit for up to $8 million based on eligible receivables in March 2023, sold 10% convertible debentures and warrants for proceeds of $7 million in May 2023, and as previously disclosed, entered into an agreement to sell substantially all the operating assets and assign certain liabilities of our clinical laboratory business in March, with an expected closing in July 2023. Additionally, in May 2023, we filed a Form S-3 “shelf” registration statement and sales agreement prospectus covering the offering, issuance and sale of our Common Stock that can be issued and sold under the sales agreement in an aggregate amount of up to $30 million. The registration statement in connection with the sales agreement is pending effectiveness with the SEC. See Note 10 Stockholders’ equity for additional information.

There can be no assurance that these financing and capital raising strategies will ultimately prove to be successful, and the Company may need to raise additional capital during the current fiscal year. Our liquidity plans are subject to a number of risks and uncertainties, some of which are outside our control. The revolving line of credit agreement and the 10% convertible debenture securities are dependent on our closing the asset sale with Labcorp within a given time frame. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans. The unaudited interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

At April 30, 2023, the Company had cash and cash equivalents totaling $2.6 million of which $0.8 million was in foreign accounts, as compared to cash and cash equivalents of $21.6 million, of which $0.6 million was in foreign accounts at July 31, 2022. It is the Company’s current intent to permanently reinvest these foreign funds outside of the United States. Its current plans do not demonstrate a need to repatriate them to fund its United States operations.

The Company had a working capital deficit of $10.2 million at April 30, 2023, compared to working capital of $29.8 million at July 31, 2022, a decrease of $40.0 million. The decrease in working capital was due to the use of cash and cash equivalents to fund operations, capital expenditures, and the reclassification of mortgage debt from long term to current.

Net cash used in operating activities during the 2023 period was $19.9 million, compared to $7.5 million during the 2022 period, an unfavorable variance of approximately $12.4 million. The net cash used in the 2023 period was due to the net loss of $37.1 million, which was partially offset by a net increase of $10.6 million in operating liabilities, primarily accounts payable and accrued liabilities, an increase in non-cash expense adjustments of $3.3 million, and a decrease in operating assets of $3.3 million, primarily accounts receivable and prepaid assets. In order to conserve cash and maintain overall liquidity, the Company has been working with some vendors and professional services providers to delay payments, which has resulted in the large increase in its accounts payable-trade and accrued liabilities balances at April 30, 2023 as compared to July 31, 2022.

Net cash (used) provided by investing activities during the 2023 period was approximately ($2.2) million as compared to $25.6 million in the 2022 period. In both periods we made capital expenditures to support and grow our existing operations, including investments in equipment, information technology, and the buildout of our Farmingdale campus. In the 2022 period, we sold our investments in bond funds for proceeds of $28.7 million.

Cash provided by financing activities in the 2023 period amounted to $3.1 million – net, primarily from borrowings and repayments under our Revolving Credit Agreement. In both the 2023 and 2022 periods we used approximated $0.1 million for payments related to a mortgage and finance leases.

As of April 30, 2023 we had a mortgage principal balance of $3.8 million entered into for the purchase of a building facility at our Farmingdale campus, which bears a fixed interest rate of 5.09% per annum. It requires monthly mortgage payments totaling $0.4 million annually. Our obligations under the mortgage agreement are secured by the facility, assets of the Company, and by a $1.0 million cash collateral deposit with the mortgagee as additional security, which is included in other assets as of April 30, 2023. As of April 30, 2023, we had a short term Credit Facility Agreement with a principal balance of $3.4 million which accrues interest at the rate per annum equal to Term SOFR (Secured Overnight Financing Rate) for a three-month tenor of 5.30% at April 30, 2023 plus 5.50%.

Effective October 19, 2020, the Company and the mortgagee agreed to a covenant restructure whereby the mortgagee waived the Company’s financial ratio covenant for the fiscal period ended July 31, 2020 and modified the mortgage to replace a financial ratio covenant with a liquidity covenant. The liquidity covenant required that we own and maintain at all times, and throughout the remaining term of the loan, at least $25 million of liquid assets, defined as time deposits, money market accounts and commercial paper, and obligations issued by the U.S. government or any of its agencies. The cash collateral agreement was also modified to require compliance with the liquidity covenant for two consecutive fiscal years before the collateral is released back to us. As of July 31, 2021, the Company was in compliance with the financial and liquidity covenants in effect at that time related to this mortgage. Effective September 29, 2021, the Company and the mortgagee agreed to further covenant restructuring whereby (a) the liquidity covenant was reduced to 150% of the loan principal (or approximately $5.8 million at October 31, 2022) from $25 million previously, and (b) the collateral requirement would be increased from $0.75 million to $1.0 million. The Company increased the collateral deposit to $1.0 million in November 2021 and was in compliance with the liquidity covenant as of October 31, 2022 and July 31, 2022. As of April 30, 2023, the Company was not in compliance with the liquidity covenant, but was in compliance with the other financial covenants related to this mortgage. Effective March 20, 2023, the Company and the mortgagee agreed to a waiver of the liquidity covenant default as of January 31, 2023. As of April 30, 2023, the Company was not in compliance with the liquidity covenant or an unsubordinated liabilities to net capital base leverage ratio covenant. While the Company believes it will be able to either achieve compliance or obtain waivers going forward, as there can be no assurances, all of the mortgage debt is classified as current in the consolidated balance sheet as of April 30, 2023.

The Credit Facility includes customary affirmative and negative covenants for revolving credit facilities of this nature, including certain limitations on the incurrence of additional indebtedness and liens. In addition, the Credit Facility requires the Borrowers to maintain certain minimum liquidity levels as of the last day of each calendar month. The levels decline over time, starting at $4 million as of April 30, 2023, then $3 million as of May 31, 2023 and $2 million as of the end of each month thereafter. As of April 30, 2023, the Company was not in compliance with the lender’s minimum liquidity covenant as per the strict definitions in the agreement pertaining to qualified cash, which constituted an event of default. On June 12, 2023, SLR and the Company agreed to a waiver limited to the specific event of default with respect to the minimum liquidity covenant.

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

At a Special Meeting of shareholders on May 22, 2023, shareholders approved by majority vote the asset sale Transaction and adoption of the asset Purchase Agreement. Enzo has also met all regulatory requirements for closing the sale of the clinical labs business.

The Purchase Agreement also includes customary termination provisions for both the Company and Buyer and provides that, in connection with the termination of the Purchase Agreement under specified circumstances, including termination by the Company to accept and enter into a definitive agreement with respect to an unsolicited Superior Proposal, the Company will be required to pay Buyer a termination fee of $5 million or a reimbursement of Buyer’s expenses of up to $5 million.

Subject to the terms and conditions stated in the Purchase Agreement, after shareholder approval of the Transaction, which occurred on May 22, 2023, Buyer is be obligated to pay a fee to the Company for each day after the date of such approval until the closing of the Transaction. At the closing of the Transaction, such fee will be wholly or partially credited against the purchase price. On May 31, 2023, the Company received the May portion of the fee.

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

During the three months ended April 30, 2023 and 2022, the contractual adjustment percentages, determined using current and historical reimbursement statistics, was 89.8% and 83.4% respectively, of gross billings. During the nine months ended April 30, 2023 and 2022, the contractual adjustment percentages, determined using current and historical reimbursement statistics, was 89.3% and 82.5% respectively, of gross billings. The Company estimates (by using a sensitivity analysis) that each 1% point change in the contractual adjustment percentage could result in a change in clinical services revenues of approximately $2.7 million and $3.5 million for the nine months periods ended April 30, 2023 and 2022 respectively, and a change in the net accounts receivable of approximately $0.5 million as of April 30, 2023.

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

The following is a table of the Company’s net accounts receivable by segment. The Clinical Laboratory Services segment’s net receivables are detailed by billing category and as a percent to its total net receivables. As of April 30, 2023 and July 31, 2022, approximately 58% and 59%, respectively of the Company’s net accounts receivable relates to its Clinical Laboratory Services business, which operates in the New York, New Jersey and Connecticut medical communities. The Life Sciences products segment’s accounts receivable includes foreign receivables of approximately $0.8 million or 19% and $1.1 million or 24% of total segment receivables as of April 30, 2023 and July 31, 2022, respectively.

Net accounts receivable (in thousands)

	April 30, 2023		July 31, 2022
Net accounts receivable by segment	Amount	%	Amount	%
Clinical Labs (by billing category)
Third party payers	$2,362	43	$2,647	40
Patient self-pay	2,340	42	2,779	41
Medicare	458	8	768	11
HMO’s	396	7	560	8
Total Clinical Labs	5,556	100%	6,754	100%
Total Life Sciences	4,080		4,762
Total accounts receivable – net	$9,636		$11,516

The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows. The primary collection risk lies with uninsured patients or patients for whom primary insurance has paid but a patient portion remains outstanding. The Company assesses the current state of its billing functions in order to identify any known collection or reimbursement issues. The Company assesses the impact, if any, on the allowance estimates, which involves Company’s management judgment. It is important to note that the collection of these receivables is not guaranteed from Third Party Payers. The Company believes that the collectability of its receivables is directly linked to the quality of its billing processes, most notably, those related to obtaining the accurate patient information to effectively bill for the services provided. Should circumstances change (e.g. shift in payer mix, decline in economic conditions or deterioration in aging of receivables), our estimates of net realizable value of receivables could be reduced by a material amount. As of April 30, 2023, approximately 13% of Clinical Labs receivables are from one payer other than Medicare and as of July 31, 2022, approximately 23%, of Clinical Labs receivables are from two payers other than Medicare.

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

The proposed Clinical Labs Asset Sale will be treated as a sale of corporate assets in exchange for cash and the assumption of certain liabilities. The adjusted tax basis in the assets being sold is less than the sales proceeds that will be received from the Buyer in which case we will incur U.S. federal and state income tax as a result of a realized gain from the Asset Sale. However, we anticipate that our tax attributes, including our U.S. federal and state net operating loss carryforwards (“NOLs”), will be available to offset a substantial portion of our U.S. federal and state income tax liabilities resulting from such gain. In addition, in general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to annual limitations on its ability to use its pre-change NOLs or other tax attributes to offset future taxable income or reduce taxes. Although no formal Section 382 study has been performed, we do not anticipate any limitation under Section 382.

As of April 30, 2023, we estimate we have $65 million of unlimited U.S. federal NOL carryforwards and approximately $32 million of U.S. federal NOL carryforwards subject to an 80% limitation. We estimate we have state and local NOL carryforwards of approximately $38 million. The determination of our realized gain on the proposed Asset Sale and whether and to what extent our tax attributes will be available to offset the gain is highly complex and is based in part upon facts that will not be known until the completion of the Asset Sale. Therefore, it is possible that we could incur substantial U.S. federal and state income taxes as a result of the proposed Clinical Labs Asset Sale.

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

The Company reviews the recoverability of the carrying value of long-lived assets (including its intangible assets, all of which have finite lives) of an asset or asset group for impairment annually as of the end of the fiscal year, or more frequently if indicators of potential impairment exist. Should indicators of impairment exist, the carrying values of the assets are evaluated in relation to the operating performance and future undiscounted cash flows of an asset or asset group. The net book value of the long-lived asset is adjusted to fair value if its expected future undiscounted cash flow is less than its book value. Primarily based on the Asset Purchase Agreement with Labcorp, the Company has determined that there is no impairment of goodwill or long-lived assets at April 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of the Company’s “disclosure controls and procedures” (as such term is defined under the Exchange Act), under the supervision and with the participation of the principal executive officer and the principal financial officer. Based on this evaluation, as a result of the material weakness identified below, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

As previously disclosed on Form 8-K’s dated April 13, 2023, and May 30, 2023, the Company experienced a ransomware attack that impacted certain critical information technology systems. In response, the Company promptly deployed containment measures, including disconnecting its systems from the internet, launching an investigation with assistance from third-party cybersecurity experts, and notifying law enforcement. The Company adhered to its disaster recovery plan, which enabled it to substantially maintain operations throughout the incident response process.

As a result of the ransomware attack and the subsequent investigation, the Company determined a material weakness existed that impaired the Company’s ability to assure that standard systems and accounting processes could operate effectively. As a result, a reasonable possibility exists that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected and corrected in a timely manner. The following is a description of the material weakness identified:

Control Environment, Risk Assessment, Information and Communication, and Control Activities

We did not maintain effective internal control related to our control environment, risk assessment, information and communication, and control activities:

●	In April 2023, we became aware that we were exposed to a ransomware attack in our Information Technology environment which interrupted systems and affected operations. The effect of these circumstances significantly impacted the following:

o	our ability to access and reinstate our financial systems for an extended period to a new normal state of operation;

o	the need to rebuild our financial information from backups as a result of the ransomware incident;

o	additional workload associated with process workflows that were previously automated but were manually performed as a result of the ransomware attack.

●	We were required to supplement resources and as a result, did not adequately perform in a timely manner the following:

o	assessment, redesign and timely evaluation of performance of controls over financial reporting risks as a result of existing IT circumstances; and

o	generate real time information across the organization to allow the finance department to perform timely application of controls; and

o	Internal controls over financial reporting related to the recording and processing of revenue transactions could not be completed timely using standard methods due to the limitations of access to data.

Management has begun remediation measures during and after the April 30, 2023 period end and continues to assess additional necessary remediation measures.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2023 other than the discussion above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K, as amended for the fiscal year ended July 31, 2022 filed with the Securities and Exchange Commission, other than as noted in Note 12 to the Consolidated Financial Statements as of April 30, 2023.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022, except as follows:

We rely on network and information systems and other technology whose failure or misuse could cause, and has caused, a disruption of services or loss or improper disclosure of personal data, business information, including intellectual property, or other confidential information, resulting in increased costs, loss of revenue or other harm to our business.

Network and information systems and other technologies, including those related to the Company’s network management, are important to its business activities. The Company also relies on third party providers for certain technology and “cloud-based” systems and services that support a variety of business operations. Network and information systems-related events affecting the Company’s systems, or those of third parties upon which the Company’s business relies, such as computer compromises, cyber threats and attacks, ransomware attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, as well as power outages, equipment failure, natural disasters (including extreme weather), terrorist activities, war, human or technological error or malfeasance that may affect such systems, could result in disruption of the Company’s business and/or loss, corruption or improper disclosure of personal data, business information, including intellectual property, or other confidential information. In addition, any design or manufacturing defects in, or the improper implementation of, hardware or software applications the Company develops or procures from third parties could unexpectedly compromise information security. In recent years, there has been a rise in the number of cyber-attacks and ransomware attacks on companies’ network and information systems, and such attacks have become more sophisticated, targeted and difficult to detect and prevent against. As a result, the risks associated with such an event continue to increase, particularly as the Company’s digital businesses expand. The Company’s security measures and internal controls that are designed to protect personal data, business information, including intellectual property, and other confidential information, to prevent data loss, and to prevent or detect security breaches, have not always provided, and cannot provide, absolute security and have at times failed and may not be successful in preventing these events from occurring, particularly given that techniques used to access, disable or degrade service, or sabotage systems change frequently, and any network and information systems-related events have required and could continue to require the Company to expend significant resources to remedy such event. Moreover, the development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. The Company’s cyber risk insurance may not be sufficient to cover all losses from any future breaches of our systems.

A significant cyber attack, ransomware attack, failure, compromise, breach or interruption of the Company’s systems, or those of third parties upon which its business relies, could result in a disruption of its operations, customer, audience or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations and enforcement actions, lawsuits, remediation costs, a loss of customers, advertisers or revenues and other financial losses. If any such failure, interruption or similar event results in the improper disclosure of information maintained in the Company’s information systems and networks or those of its vendors, including financial, personal, credit card, confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, the Company could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. In addition, media or other reports of perceived security vulnerabilities to our systems or those of third parties upon which the Company’s business relies, even if nothing has actually been attempted or occurred, could also adversely impact our brand and reputation and materially affect our business.

On April 6, 2023, the Company experienced a ransomware attack that impacted certain critical information technology systems. The Company has incurred, and may continue to incur, certain expenses related to this attack and remains subject to risks and uncertainties as a result of the incident, including as a result of the data that was accessed or exfiltrated from the Company’s network. Additionally, security and privacy incidents have led to, and may continue to lead to, additional regulatory scrutiny and class action litigation exposure. This incident severely curtailed our ability to perform clinical reference testing and we were forced to outsource much of the testing to third parties, including Labcorp, which negatively impacted the 2023 period’s services revenue and increased the cost of outsourcing the testing to third parties. See Note 1 Ransomware Attack for additional information.

Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of our computer hardware, software, and Internet applications and related tools and functions could result in damage to the Company’s reputation and/or subject the Company to costs, fines, or lawsuits.

The integrity and protection of our own data, and that of its customers and employees, is critical to the Company’s business. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase the Company’s operating costs and/or adversely impact the Company’s ability to market its products and services to customers. Although the Company’s computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to cyber threat actors, fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, the Company may not be able to address these techniques proactively or implement adequate preventative measures. If the Company’s computer systems are compromised, it could be subject to fines, damages, litigation, and enforcement actions, customers could curtail or cease using its applications, and the Company could lose trade secrets, the occurrence of which could harm its business.

Liquidity and Going Concern

During the nine months ended April 30, 2023, the Company incurred a net loss of $37,142 and used cash in operating activities of $19,945, and had as of April 30, 2023 a working capital deficit of $10,153. The Company believes that based on its fiscal 2023 forecast, its current cash and cash equivalents level is not sufficient for its foreseeable liquidity and capital resource needs over at least the next twelve (12) months, which conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the unaudited interim financial statements are issued. In response to these conditions, the Company evaluated and acted upon various financing strategies to obtain sufficient additional liquidity to meet its operating and capital requirements for the next twelve months following the date of issuance of these unaudited interim consolidated financial statements.

Specifically, the Company entered into a revolving line of credit for up to $8 million based on eligible receivables in March 2023, sold 10% convertible debentures and warrants for proceeds of $7 million in May 2023, and as previously disclosed entered into an agreement to sell substantially all the operating assets and assign certain liabilities of our clinical laboratory business in March, with an expected closing in July 2023. Additionally, in May 2023, we filed a Form S-3 “shelf” registration statement and sales agreement prospectus covering the offering, issuance and sale of our Common Stock that can be issued and sold under the sales agreement in an aggregate amount of up to $30 million. See Note 10 Stockholders’ equity for additional information.

There can be no assurance that these capital raising strategies will ultimately prove to be successful, and the Company may need to raise additional capital during the current fiscal year. Our liquidity plans are subject to a number of risks and uncertainties, some of which are outside our control. The revolving line of credit agreement and the 10% convertible debenture securities are dependent on our closing the asset sale with Labcorp within a given time frame. Macroeconomic conditions could limit our ability to successfully execute our business plans and therefore adversely affect our liquidity plans. The unaudited interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Enzo has concluded that there are material weaknesses in its internal control over financial reporting, which, if not remediated, could materially adversely affect its ability to timely and accurately report its results of operations and financial condition. The accuracy of Enzo’s financial reporting depends on the effectiveness of its internal controls over financial reporting.

Internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements. Failure to maintain effective internal controls over financial reporting, or lapses in disclosure controls and procedures, could undermine the ability to provide accurate disclosure (including with respect to financial information) on a timely basis, which could cause investors to lose confidence in Enzo’s disclosures (including with respect to financial information), require significant resources to remediate the lapse or deficiency, and expose it to legal or regulatory proceedings. In connection with our April 30, 2023 unaudited consolidated financial statements, Enzo’s management identified a deficiency, which it considers to be a “material weakness,” which, could reasonably result in a material misstatement in the Company's financial statements. The Company has begun remediation measures during and after the April 30, 2023 period end and continues to assess additional necessary remediation measures. The material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Enzo cannot guarantee that it will be successful in remediating the material weakness it identified or that its internal control over financial reporting, as modified, will enable it to identify or avoid material weaknesses in the future.

There can be no guarantee that the Asset Sale will be completed and, if not completed, we may have to file for bankruptcy and liquidation.

The consummation of the Asset Sale is subject to the satisfaction or waiver of various conditions, including the approval of the Asset Sale by our stockholders, which we obtained on May 22, 2023. We cannot guarantee that the closing conditions set forth in the Asset Purchase Agreement will be satisfied. If we are unable to satisfy our closing conditions under the Purchase Agreement or if other mutual closing conditions are not satisfied, Buyer will not be obligated to complete the Asset Sale. If the Asset Sale is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to our stockholders as the Asset Sale and may include a bankruptcy and liquidation of the Company.

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

The Purchase Agreement also includes customary termination provisions for both the Company and Buyer and provides that, in connection with the termination of the Purchase Agreement under specified circumstances, including termination by the Company to accept and enter into a definitive agreement with respect to an unsolicited Superior Proposal, the Company will be required to pay Buyer a termination fee of $5 million, or reimbursement of Buyer’s expenses of up to $5 million.

Subject to the terms and conditions stated in the Purchase Agreement, after shareholder approval of the Transaction, which occurred on May 22, 2023, Buyer is be obligated to pay a fee to the Company for each day after the date of such approval until the closing of the Transaction. At the closing of the Transaction, such fee will be wholly or partially credited against the purchase price. On May 31, 2023, the Company received the May portion of the fee.

There can be no assurance that the Purchase Agreement will close and that if it does close, the exact proceeds to be received by the Company.

Item 6. Exhibits

Exhibit No.	Exhibit
4.1	Form of Debenture. (a)

4.2	Form of Warrant. (b)

10.1	Asset Purchase Agreement, dated as of March 16, 2023 by and among Laboratory Corporation of America Holdings, Enzo Clinical Labs, Inc. and Enzo Biochem, Inc. (c)

10.2	Credit Agreement dated as of March 31, 2023, by and among Enzo Clinical Labs, Inc., Enzo Life Sciences, Inc., Gemino Healthcare Finance LLC d/b/a SLR Healthcare ABL, Enzo Biochem, Inc., and certain other parties thereto.(d)

10.3	Securities Purchase Agreement, dated May 19, 2023 by and among Enzo Biochem, Inc., and purchasers named therein, and JGB Collateral LLC. (e)

10.4	Registration Rights Agreement, dated May 19, 2023, by and among Enzo Biochem, Inc. and the purchasers named therein. (f)

10.5	Security Agreement, dated May 19, 2023, by and among Enzo Biochem, Inc., each of Enzo Biochem, Inc.’s specified subsidiaries named therein, the purchasers named therein and JGB Collateral, LLC. (g)

10.6	Form of Subsidiary Guarantee. (h)

31.1	Certification of Hamid Erfanian pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Patricia Eckert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Hamid Erfanian pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Patricia Eckert pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(a)	Filed as Exhibit 4.1 of Form 8-K filed May 22, 2023.
(b)	Filed as Exhibit 4.2 of Form 8-K filed May 22, 2023.
(c)	Filed as Exhibit 2.1 of Form 8-K filed March 16, 2023.
(d)	Filed as Exhibit 10.1 of Form 8-K filed April 5, 2023.
(e)	Filed as Exhibit 10.1 of Form 8-K filed May 22, 2023.
(f)	Filed as Exhibit 10.2 of Form 8-K filed May 22, 2023
(g)	Filed as Exhibit 10.3 of Form 8-K filed May 22, 2023
(h)	Filed as Exhibit 10.4 of Form 8-K filed May 22, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZO BIOCHEM, INC.
(Registrant)

Date: June 14, 2023	by:	/s/ Patricia Eckert
Interim Chief Financial Officer and Principal Accounting Officer