Form 10-K/A
period 2023-07-31
ENZO BIOCHEM INC
filed 2023-11-28
CIK 316253

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

The number of shares of the Company’s common stock, $.01 par value, outstanding at November 21, 2023 was 50,489,771.

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Name:	Auditor Location:	Auditor Firm ID:
EISNERAMPER LLP	Iselin, New Jersey	274

i

EXPLANATORY NOTE

Enzo Biochem, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-K on Form 10-K/A (this “Form 10-K/A”) for the fiscal year ended July 31, 2023, in order to amend and restate Part III, Items 10 through 14 of the report on Form 10-K (the “original Form 10-K”) that we originally filed with the Securities and Exchange Commission (the “SEC”) on November 3, 2023.

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

Except as described above, no other changes have been made to the original Form 10-K. The original Form 10-K continues to speak as of November 3, 2023, the date the Company filed the original Form 10-K with the SEC, and other than as expressly indicated in the original Form 10-K or in this Form 10-K/A, the Company has not updated the disclosures contained therein to reflect any events that have occurred at a date subsequent to November 3, 2023.  Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and the Company’s other reports filed thereafter.

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

ii

Part III

ITEM 10. Directors, Executive Officers and Corporate Governance. Directors

The names of our directors, their ages and their positions with the Company are set forth below, followed by certain other information about them. All directors are elected for a one year term, expiring at each Annual Meeting of Shareholders:

Directors whose terms expire at the Fiscal 2023 Meeting in 2024

Name	Year First Became a Director
Bradley L. Radoff (age 50)	2022
Mary Tagliaferri, M.D. (age 57)	2020
Steven J. Pully (age 63)	2023
Elazar Rabbani, Ph.D. (age 80)	1976
Ian Walters, M.D. (age 55)	2020

Bradley L. Radoff has been a director of the Company since January 2022. Mr. Radoff served as Chair of the Company’s Audit Committee until October 26, 2023 and is currently a member of the Company’s Audit Committee, Nominating & Governance Committee and Compensation Committee. Mr. Radoff is a private investor and has also served as Principal of Fondren Management LP, a private investment management company, since 2005. Mr. Radoff previously served as a Portfolio Manager at Third Point LLC, a registered investment advisory firm, from 2006 to 2009. He also served as Managing Director of Lonestar Capital Management LLC, a registered investment advisory firm, from 2003 to 2004. Mr. Radoff also previously served as a director of Citadel Investment Group LLC, a global financial institution, from 2000 to 2003. Mr. Radoff has served as a director of VAALCO Energy, Inc. (NYSE:EGY), a Texas-based independent energy company, since June 2020, and Harte Hanks, Inc. (NASDAQ: HHS), a leading global customer experience company, since May 2021. Mr. Radoff previously served as a director of Support.com, Inc. (formerly NASDAQ:SPRT), a leading provider of cloud-based software and services, from June 2016 until its merger in September 2021, and Pogo Producing Company (formerly NYSE:PPP), an oil and gas exploration, development and production company, from March 2007 until the completion of its sale to Plains Exploration & Production Company in November 2007. Mr. Radoff graduated summa cum laude with a B.S. in Economics from The Wharton School at the University of Pennsylvania.

We believe that Mr. Radoff’s qualifications to serve on the Board are demonstrated by his financial and investment expertise together with his perspective as a significant shareholder of the Company.

MARY TAGLIAFERRI, M.D., has been a director of the Company since November 2020 and served as Chair of the Board from January 2022 to October 26, 2023. Dr. Tagliaferri is currently chair of the Company’s Nominating & Governance Committee and a member of both the Company’s Audit Committee and Compensation Committee. Dr. Tagliaferri has been serving on the board of directors of RayzeBio, Inc., a biotechnology company, since October 2021. Dr. Tagliaferri has been serving as Senior Vice President and Executive Clinical Fellow for Nektar Therapeutics, a Nasdaq-listed company, since March 2020 and previously served as Chief Medical Officer from November 2017 to March 2020, Senior Vice President, Clinical Development from April 2017 to October 2017 and Vice President of Clinical Development from January 2015 to March 2017. Dr. Tagliaferri served as Consultant for InterMune from March 2014 to December 2014. Dr. Tagliaferri served as Chief Medical Officer of Kanglaite, Inc. from October 2012 to April 2014. Dr. Tagliaferri was the co-founder of Bionovo, Inc. and served as its Chief Medical Officer, Chief Regulatory Officer, Secretary and Treasurer and a member of the Board of Directors from February 2002 to June 2012 and President from May 2007 to June 2012. Dr. Tagliaferri received her Bachelor of Science Degree in Agricultural Economics and Business Management from Cornell University in 1988, Post Baccalaureate Degree in Science from Bryn Mawr College in 1996, Master of Science Degree, Oriental Medicine from the American College of Traditional Chinese Medicine, San Francisco, California in 1995 and Medical Degree from the University of California, San Francisco in 2002. Dr. Tagliaferri completed her residency in internal medicine at Alameda County Medical Center, Oakland, California, in 2003 and a research fellowship in translational science at the University of California, San Francisco in 1999. She has contributed to approximately 70 publications.

We believe that Dr. Tagliaferri’s qualifications to serve on the Board are demonstrated by her professional background, experience in the healthcare field and past board position, making her well qualified as a member of our Board.

STEVEN J. PULLY has been a director of the Company, Chair of the Board and Chair of the Audit Committee since October 26, 2023, and a member of the Company’s Compensation Committee and its Nominating & Governance Committee since November 21, 2023. Mr. Pully is a partner of Speyside Partners, an investment banking firm that he co-founded in May 2017. He also serves on the boards or in executive positions for various companies, including publicly-traded RumbleOn, Inc. (NASDAQ:RMBL), where he serves as the Executive Chairman. Mr. Pully’s board service has spanned multiple industries, including airlines, amusement parks, energy and power, manufacturing, power sports, retail, restaurants and technology and has included multiple positions as chairman or lead director of the board, and also multiple chairmanships of audit, compensation, nominating and governance and special committees. Previously, Mr. Pully served as General Counsel and as a Partner of the investment firm, Carlson Capital, L.P. from 2008 to 2014, as Managing Director in the investment banking division of Bank of America and as a Senior Managing Director in the investment banking department of Bear Stearns & Company. Within the past five years, Mr. Pully has served on the boards of the following public companies: VAALCO Energy (NYSE: EGY), Goodrich Petroleum, Bellatrix Exploration, Harvest Oil and Gas and Titan Energy. Mr. Pully was appointed to the following private company boards over the past five years as an independent director immediately prior to the company filing for bankruptcy under Chapter 11: Limetree Bay Refinery, Southland Royalty and GenCanna Global. Mr. Pully currently serves on the board of another private company, Heritage Power, having initially been appointed to the board at the request of the company’s lenders, after which the company filed for bankruptcy. He was recently appointed to Heritage’s board again upon its emergence from bankruptcy by one of the company’s new equity holders. Mr. Pully holds active law and CPA licenses in the State of Texas, he is a Chartered Financial Analyst and he also holds various FINRA licenses.

We believe that Mr. Pully’s qualifications to serve on the Board are demonstrated by his financial and investment expertise, his experience as a public company director and his experience serving in various executive leadership roles.

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

We believe that Dr. Rabbani’s qualifications to serve on the Board are demonstrated by his accomplishments over the last 45 years, including building our intellectual property estate and the commercialization of technology.

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

Family Relationships

There are no family relationship of first cousins or closer, among the Company’s directors and executive officers, by blood, marriage or adoption.

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

Board Committee Charters - Each of the Company’s Audit, Compensation and Nominating & Governance Committees has a written charter adopted by the Board that establishes practices and procedures for such committee in accordance with applicable corporate governance rules and regulations. The charters are available on the Company’s website at www.enzo.com and in print by contacting Investor Relations at (631) 755-5500.

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

Director Term Limits - The total cumulative length of time an Outside Director may serve on the Board is limited to a maximum of nine one-year terms, whether consecutively or in total, plus any portion of an earlier term that such Outside Director may have been appointed to serve. The limit set forth above may be extended for up to three additional one-year terms if such individual is re-nominated by the unanimous agreement of the Board.

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

In addition, the Lead Independent Director may require information relating to any matter be distributed to the Board. The Lead Independent Director role was established in October 2005. Currently, there is no Lead Independent Director, as the Board Chair, Steven J. Pully is considered an independent director.

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

Board Leadership Structure and Role in Risk Oversight

During the fiscal year ended July 31, 2023, Hamid Erfanian served as the Company’s Chief Executive Officer and as a member of the Board and Mary Tagliaferri, M.D., served as the Company’s Chair of the Board. On September 5, 2023, the Board appointed Kara Cannon to serve as interim Chief Executive Officer with immediate effect following Mr. Erfanian’s resignation as Chief Executive Officer and Board member. On October 26, 2023, the Board appointed Steven J. Pully to serve as Chair of the Board and Chair of the Audit Committee. On November 21, 2023, the Board appointed Mr. Pully to serve as a member of the Compensation Committee and the Nominating & Governance Committee.

The Company believes that having a Chair of the Board separate from our interim CEO promotes effective oversight, strengthens our Board’s independent leadership, supports our commitment to enhancing shareholder value and strong governance and is the best leadership structure for the Company at this time. In addition, Mr. Pully’s deep executive management and board experience makes him well-suited for the role of Chair of the Board.

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

While the Board is responsible for overseeing the Company’s risk management, the Board has delegated many of these functions to the Audit Committee. Under its charter, the Audit Committee is responsible for discussing the Company’s major financial risk exposures, the guidelines and policies by which risk assessment and management is undertaken, and the steps management has taken to monitor and control risk exposure with management and the independent auditors. In addition to the Audit Committee’s work in overseeing risk management, the full Board regularly engages in discussions regarding the most significant risks that the Company is facing and how those risks are being managed. The Board also receives risk management updates directly from the Company’s senior management and from the chair of the Audit Committee. In addition, the Chair of the Board’s deep executive management and board experience makes him well-qualified to lead the Board in assessing the various risks the Company faces. The Board believes that the work undertaken by the Audit Committee, the full Board and the Chair of the Board, enables the Board to effectively oversee the Company’s risk management function.

Board Nomination Policies and Procedure

The Nominating & Governance Committee is responsible for identifying, evaluating and recommending candidates for election to the Board, with due consideration for recommendations made by other Board members, the Chief Executive Officer and other sources, including shareholders. The total cumulative length of time that any “Outside Director” (a member of the Board who is not an officer or employee of the Company) may serve on the Board is limited to a maximum of nine, one-year terms. The term limit set forth above may be extended for up to a maximum of three additional one-year terms if such individual is renominated by the unanimous agreement of the Board. The Nominating & Governance Committee also considers the appropriate balance of experience, skills and characteristics desirable among the members of the Board to maintain a diverse Board. The independent members of the Board review the Nominating & Governance Committee candidates and nominate candidates for election by the Company shareholders. The Nominating & Governance Committee will consider candidates for election to the Board recommended by shareholders of the Company. The procedures for submitting shareholder recommendations are explained below under “Shareholder Proposals.”

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

Annual Meeting - The Company encourages its directors to attend the annual meeting of shareholders each year. Four of the directors then in office attended the Annual Meeting of Shareholders held in January 2023.

Meetings of the Board and its Committees

During the fiscal year ended July 31, 2023, there were 35 formal meetings of the Board, and several informal meetings. None of the directors attended less than 75% of the meetings of the Board (including committee meetings).

Currently, the Board has a Nominating & Governance Committee, an Audit Committee and a Compensation Committee, and since July 2022, the M&A subcommittee (the “M&A Committee”). The Board established this independent subcommittee of the Board to oversee the merger and acquisition process and report to the broader Board. The subcommittee is made up of the three independent Board members: Bradley L. Radoff, Mary Tagliaferri, M.D. and Ian Walters, M.D.

The Nominating & Governance Committee, which includes a Succession subcommittee, had one formal meeting, the Audit Committee had seven formal meetings and the Compensation Committee had three formal meetings during the fiscal year ended July 31, 2023. Each of the committees also had informal meetings.

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

The current members of the Audit Committee are Mr. Pully, Dr. Walters, Dr. Tagliaferri and Mr. Radoff. Mr. Radoff was the Chair from January 2022 to October 26, 2023, at which time Mr. Pully became Chair. The Board has determined that each of the Audit Committee members is independent, as defined in the NYSE’s listing standards and applicable SEC Rules. The Board has further determined that Mr. Pully is an “audit committee financial expert” as such term is defined under Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act, and that each director is financially literate as required under the NYSE listing standards.

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

The current members of the Compensation Committee are Mr. Pully, Mr. Radoff, Dr. Tagliaferri and Dr. Walters. The Board has determined that each member of the Compensation Committee is independent, as defined in the NYSE listing standards. Dr. Walters has been the Chair of the Compensation Committee since January 2021.

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

The current members of the Nominating & Governance Committee are Mr. Pully, Mr. Radoff, Dr. Walters and Dr. Tagliaferri, who has been Chair of the committee since January 2021. The Board has determined that each member of the Nominating & Governance Committee is independent, as defined in the NYSE listing standards.

Executive Officers and Key Employees

Set forth below is the name, age and title of each executive officer and key employee of the Company followed by a summary of each executive’s and key employee’s background.

Name	Age	Year Became an Executive Officer or Key Employee	Position
Kara Cannon(1)	55	2018	Interim Chief Executive Officer
Patricia Eckert(2)	46	2022	Interim Chief Financial Officer
Matthew Kupferberg(3)	58	2022	General Counsel, Secretary

(1)	Ms. Cannon became interim Chief Executive Officer effective September 5, 2023 upon Mr. Erfanian’s resignation.

(2)	Ms. Eckert became interim Chief Financial Officer effective November 14, 2022.

(3)	Mr. Kupferberg was hired as General Counsel on August 1, 2022.

Biographical Information Regarding Executive Officers and Key Employees

KARA CANNON became interim Chief Executive Officer on September 5, 2023. Prior to that, she was Chief Operating Officer and has been employed with the Company since 2011. She is responsible for strategic and tactical marketing, sales, manufacturing and general management of the operations. Ms. Cannon previously held executive positions at Pall Corporation, where she focused on commercial operations within the areas of diagnostics, biotechnology and biosciences. She has also held marketing and technical positions at Dynal Biotech (now ThermoFisher Scientific). She has had extensive experience in the marketing and selling of innovative platforms for the diagnostics markets, as well as, the development and execution of strategic plans for the growth and sustainability of diagnostic-related businesses. Ms. Cannon holds a BA from Franklin and Marshall College.

PATRICIA ECKERT has served as interim Chief Financial Officer since November 14, 2022 and has been employed with the Company since 2017 in various finance roles. Ms. Eckert previously served as accounting director at Pall Corporation, where she advanced through multiple accounting and finance roles, ultimately managing a broad team and directly leading all aspects of implementation of the ASC 606 Revenue Recognition standard, overseeing matters relating to SOX compliance and driving multiple operational and finance cost savings initiatives. Prior to her tenure at Pall Corporation, Ms. Eckert served as senior accountant at a midsize accounting firm based in New York. She graduated cum laude with a BBA in accounting and an MBA in finance, both from Hofstra University in Hempstead, NY.

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

ITEM 11. Executive Compensation.

Director Compensation

The following table sets forth the information concerning compensation earned during our fiscal year ended July 31, 2023 by all non-employee Directors:

Name	Fees Earned or Paid in Cash	Restricted Stock Unit Awards(1)	Total
Mary Tagliaferri, M.D.	$110,000	$100,000	$210,000
Former Chair of the Board(2)
Ian B. Walters, M.D.	$90,000	$100,000	$190,000
Director
Elazar Rabbani	$50,000	—	$50,000
Director
Bradley L Radoff	$95,000	$100,000	$195,000
Director

(1)	Represents the grant fair value on the respective grant dates for the fiscal year ended July 31, 2023, in accordance with accounting authoritative guidance. The assumptions used in calculating these amounts are set forth in Note 14 to the Company’s consolidated financial statements for the fiscal year ended July 31, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023 filed with the SEC on November 3, 2023.

(2)	Dr. Tagliaferri served as Chair of the Board for the entire fiscal year ended July 31, 2023 and until October 26, 2023.

Compensation of Executive Officers

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, paid to or earned by each of our named executive officers for each of the fiscal years ended July 31, 2023 and 2022.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards(2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Hamid Erfanian(6)	2023	$615,877	$1,502,488	$197,000	$321,000	-	$27,827	$2,664,192
Former Chief Executive Officer	2022	$415,385	-	$881,400	$1,246,000	$360,000	$382	$2,903,167
Kara Cannon(7)	2023	$298,523	$661,423	$17,010	$214,000	-	$30,837	$1,221,793
Interim Chief Executive Officer, former Chief Operating Officer	2022	$269,731	$40,000	-	$294,875	$140,000	$24,552	$769,158
Patricia Eckert(8)	2023	$204,500	$185,000	-	$53,500	-	$10,559	$453,559
Interim Chief Financial Officer	2022	$181,058	$20,000	-	$58,500	-	$9,907	$269,465

(1)	Fiscal 2022 amounts represent sign on bonus or merit bonus. For Mr. Erfanian and Ms. Cannon, fiscal 2023 amounts represent bonuses earned as a result of the Company’s entry into the previously disclosed Asset Purchase Agreement, dated March 16, 2023, as amended July 3, 2023, with Laboratory Corporation of America Holdings (the “APA”). For Ms. Eckert, fiscal 2023 amount represents $130,000 for APA bonus and $55,000 merit bonus.

(2)	For Mr. Erfanian, fiscal 2022 amount represents the grant date fair value of restricted stock units on November 8, 2021, the date of grant, and for fiscal 2023 the grant date fair value of restricted stock units on November 23, 2022. For Ms. Cannon, represents the fair value of vested and issued performance stock units.

(3)	Represents the fair market value of incentive stock option awards granted to Named Executive Officers on the date of grant, calculated in accordance with FASB ASC Topic 718 for all awards of stock options granted during the relevant fiscal year. Assumptions used in the calculation of these amounts are included in Note 14 to the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 31, 2023.

(4)

Represents awards accrued under the Pay for Performance Plan for the year ended July 31, 2022. The awards under the Pay for Performance Plan for the year ended July 31, 2023 are not calculable through the latest practicable date. The Compensation Committee expects to determine these amounts on or before January 15, 2024, and such amounts will be disclosed in a filing by the Company in a Current Report on Form 8-K under Item 5.02(f) once determined.

(5)	See the “All Other Compensation” table below for additional information.

(6)	Mr. Erfanian served as Chief Executive Officer during our entire fiscal year ended July 31, 2023 and until his resignation effective September 5, 2023.

(7)	Ms. Cannon served as Chief Operating Officer during our entire fiscal year ended July 31, 2023 and until September 5, 2023 when she started her tenure as our interim Chief Executive Officer.

(8)	Ms. Eckert has served as interim Chief Financial Officer since November 14, 2022.

All Other Compensation

The following table contains information regarding each component of “All Other Compensation” in the Summary Compensation Table to the Named Executive Officers for the fiscal years ended July 31, 2023 and 2022.

Name	Year	401(k)(1)	Life Insurance(2)	Personal Use of Auto(3)	Total All Other Compensation
Hamid Erfanian	2023	$13,500	$327	$14,000	$27,827
	2022	-	$382	-	$382
Kara Cannon	2023	$13,500	$1,837	$15,500	$30,837
	2022	$13,000	$1,837	$15,500	$30,337
Patricia Eckert	2023	$10,250	$309	-	$10,559
	2022	$9,598	$309	-	$9,907

(1)	Represents Company matches under our 401(k) plan.

(2)	Represents premiums of term policies of which the Named Executive Officer or other party is the beneficiary.

(3)	Represents car allowance.

Employment Agreements

On September 5, 2023, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Hamid Erfanian, the Company’s Chief Executive Officer, which provides for Mr. Erfanian’s separation of employment, resignations from his positions as Chief Executive Officer and as a director of the Company and the payment of severance benefits as described below. Pursuant to the Separation Agreement, Mr. Erfanian’s resignations as Chief Executive Officer and as a director were effective immediately and his final date of employment with the Company was November 18, 2023 (the “Separation Date”). Pursuant to the Separation Agreement, Mr. Erfanian is entitled to the following severance benefits: (i) a payment equaling twelve (12) months of his annual base salary of $624,000, subject to standard payroll deductions and withholdings; (ii) a lump-sum payment of $187,200, representing his annual bonus; (iii) a grant of restricted shares of the Company’s common stock, in an amount equal to $1,502,488 with 50% of the restricted common stock granted as soon as reasonably practicable after September 13, 2023, and the remaining 50% granted on the earlier of July 24, 2024 and a Change in Control of the Company (as defined in Mr. Erfanian’s employment agreement with the Company); and (iv) the vesting on the Separation Date of a restricted stock unit award of 260,000 shares of the Company’s common stock (of which 173,333 remain) and an option to purchase 700,000 shares of the Company’s common stock, that were previously granted to Mr. Erfanian. The foregoing is subject to continued compliance with existing restrictive covenants under Mr. Erfanian’s employment agreement with the Company and execution of a reaffirmation.

Kara Cannon is an “at will” employee. Ms. Cannon is a party to an employment agreement which provides for twelve months severance and payment of an Annual Bonus if termination occurs subsequent to the conclusion of the fiscal year but prior to the payment of the Annual Bonus to which the fiscal year relates, if she is terminated by the Company without cause or resigns for Good Reason, as defined. She is also entitled to a Transaction Bonus in the event of a change in control of the Company or the sale of an operating subsidiary. Also, certain of her equity award agreements provide for the acceleration of unvested awards after a change of control. Patricia Eckert and Matthew Kupferberg are “at will” employees and not parties to any employment agreements with the Company.

Benefits and All Other Compensation

We maintain broad-based benefits that are provided to all employees, including health and dental insurance, group life insurance and a 401(k) plan. Named Executive Officers and Key Employees are eligible to participate in our employee benefit plans. The annual Company match for our Named Executive Officers and other employees is up to $13,500 if over 50 years old.

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

Severance and Change in Control Benefits

Kara Cannon is an “at will” employee but is party to an employment agreement that provides for severance or change of control benefits and has certain equity award agreements that provide for the acceleration of unvested awards upon a change of control. We have provided more information about these benefits in the description of the Employment Agreements above.

Matthew Kupferberg and Patricia Eckert are “at will” employees and not parties to any agreements with the Company that provide for severance or change of control benefits other than certain equity award agreements that provide for the acceleration of unvested awards upon a change of control.

Outstanding Equity Awards at Fiscal Year End—July 31, 2023

The following table sets forth summary information regarding the outstanding equity awards made to the Named Executive Officers at July 31, 2023.

As noted in the description of Employment Agreements above, pursuant to his Separation Agreement, Mr. Erfanian is entitled to, among other benefits the vesting on the Separation Date of a restricted stock unit award of 260,000 shares of Common Stock (of which 173,333 remained as of July 31, 2023) and an option to purchase 700,000 shares of Common Stock, that were previously granted to him.

	Options awards				Stock awards
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable(1)	Option exercise price	Options expiration date	Number of shares or units of stock that have not vested(2)	Market value of shares or units of stock that have not vested(3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested(4)	Equity incentive plan awards: Market or payout value of Unearned shares, units or other rights that have not vested(5)
Hamid Erfanian	233,334	466,666	$3.39	11/8/2026	173,333	$256,533	—	—
	—	300,000	$1.97	11/23/2027	100,000	$148,000
Kara Cannon	52,000	—	$2.80	1/3/2024	—	—	—	—
	55,400	—	$2.20	2/24/2025	—	—	—	—
	55,400	—	$2.63	1/11/2026	—	—	10,640	$15,747
	29,167	58,333	$3.36	2/11/2027
	29,167	58,333	$2.98	3/24/2027	—	—	—	—
	66,667	133,333	$1.97	11/23/27	—	—	—	—
Patricia Eckert	16,667	33,333	$2.21	5/26/2027	—	—	—	—
	8,333	16,667	$2.33	11/14/2027	—	—	—	—
	—	25,000	$2.29	2/26/2028	—	—	—	—

(1)

Each option award vests in equal amounts on the first, second and third anniversaries of the award date, which was January 3, 2019 for the options granted at $2.80 per share, February 24, 2020 for the options granted at $2.20 per share, January 11, 2021 for the options granted at $2.63 per share, November 8, 2021 for the options granted at $3.39 per share, February 11, 2022 for the options granted at $3.36 per share, March 24, 2022 for the options granted at $2.98 per share, May 26, 2022 for the options granted at $2.21 per share, November 14, 2022 for the options granted at $2.33 per share, November 23, 2022 for the options granted at $1.97 per share and February 26, 2023 for the options granted at $2.29 per share. In accordance with Mr. Erfanian’s Separation and General Release agreement, his unvested option to purchase 466,666 shares of Common Stock became fully vested as of November 18, 2023.

(2)

The number of unearned restricted stock units (“RSUs”) in this column is based on awards made to Mr. Erfanian on November 11, 2021 as part of his employment agreement at $3.39 per share and an award made to him on November 23, 2022 at $1.97 per share. In accordance with Mr. Erfanian’s Separation and General Release agreement, the unvested portion of his RSUs totaling 173,333 shares of Common Stock became fully vested as of November 18, 2023.

(3)	Calculated using the closing market price of the Company’s common stock on July 31, 2023 of $1.48 per share.

(4)	Represents PSUs granted on February 24, 2020 and vested on November 3, 2023, the third anniversary of the grant measurement date, based on achievement of the Company’s revenue and adjusted EBITDA performance goals for the fiscal years 2020-2023 performance period.

(5)	Calculated using the closing market price of the Common Stock on July 31, 2023 of $1.48 per share on a target performance basis and after applying the minimum relative total shareholder return (TSR) modifier.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Principal Shareholders and Management

Set forth below is information, as of November 21, 2023, concerning stock ownership of (i) each of the Company’s named executive officers, (ii) each of the Company’s directors and director nominees, (iii) all of the Company’s executive officers and directors as a group and (iv) all persons known by the Company to beneficially own more than 5% of the Company’s common stock.

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

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Named Executive Officers
Common Stock	Hamid Erfanian	1,366,497	(3)	2.7%
Common Stock	Kara Cannon	412,870	(4)	*
Common Stock	Patricia Eckert	44,400	(5)	*
Directors
Common Stock	Bradley L. Radoff	4,646,798	(6)	9.2%
Common Stock	Mary Tagliaferri, M.D.	138,299	(7)	*
Common Stock	Ian B. Walters, M.D.	138,299	(8)	*
Common Stock	Steven J. Pully(9)	-		-
Common Stock	Elazar Rabbani, Ph.D.	2,225,098	(10)	4.4%
Common Stock	All directors and executive officers as a group (8 persons)	8,972,261	(11)	17.2%
5% Holders
Common Stock	Harbert Management Corp	5,175,913	(12)	10.2%
Common Stock	James G. Wolf	4,942,400	(13)	9.8%
Common Stock	1 Main Capital Management LLC	2,874,125	(14)	5.7%
Common Stock	Renaissance Technologies, LLC	2,813,964	(15)	5.6%

*	Represents beneficial ownership of less than 1%.

(1)	Except as otherwise noted in the footnotes to the table, all shares of Common Stock are beneficially owned and the sole investment and voting power is held by the persons named, and such persons’ address is c/o Enzo Biochem, Inc., 81 Executive Blvd., Suite 3 Farmingdale, NY 11735.

(2)

Based upon 50,489,771 outstanding shares of Common Stock as of the close of business on November 21, 2023. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days from November 21, 2023 is treated as outstanding when determining the amount and percentage of Common Stock owned by directors and executive officers individually and as a group.

(3)

Includes (i) 173,333 shares of Common Stock issuable for RSUs vested and (ii) 800,000 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 21, 2023.

(4)

Includes (i) 287,800 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 21, 2023, (ii) 10,640 shares issuable within 60 days from November 21, 2023 under a vested performance stock award, and (ii) 33,160 shares of Common Stock held in the Company’s 401(k) plan.

(5)

Includes (i) 25,000 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 21, 2023, and (ii) 19,400 shares of Common Stock held in the Company’s 401(k) plan.

(6)	Includes 430,000 shares of Common Stock held by The Radoff Family Foundation of which Mr. Radoff is deemed to be the beneficial owner. The address of Bradley L. Radoff is 2727 Kirby Drive Unit 29L Houston, Texas 77098.

(7)	Includes 77,101 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 21, 2023.

(8)	Includes 77,101 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 21, 2023.

(9)	Mr. Pully became a director of the Company on October 26, 2023.

(10)

Includes (i) 258,100 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 21, 2023, (ii) 5,308 shares of Common Stock held in the name of Dr. Rabbani as custodian for certain of his children, and (iii) 18,794 shares of Common Stock held in the name of Dr. Rabbani’s wife as custodian for certain of their children.

(11)

Includes (i) 1,525,102 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days from November 21, 2023, (ii) 173,333 shares of Common Stock which are issuable within 60 days from November 21, 2023 under restricted stock unit awards, and (iii) 10,640 shares of Common Stock which are issuable under a vested performance stock award.

(12)	Based solely on a Schedule 13D/A filed on October 28, 2021. The address of Harbert Management Corp is 2100 Third Avenue North, Suite 600, Birmingham, AL 35203.

(13)	Based solely on a Schedule 13D/A filed on January 23, 2023. The address of James G. Wolf is 105, Flyway Drive, Kiawah Island, SC 29455.

(14)	Based solely on a Schedule 13G filed on September 11, 2023. The address of 1 Main Capital Management LLC is 8 Wright St. Suite 107 Westport, CT 06880.

(15)	Based solely on a Schedule 13G/A filed on February 13, 2023. The address of Renaissance Technologies, LLC is 800 Third Avenue, New York, NY 10022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding our existing equity compensation plans as of July 31, 2023:

Plan category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	4,386,990	$2.56	4,014,000
Equity compensation plans not approved by security holders	-	-	-
Total	4,386,990	$2.56	4,014,000

(1)	Shares to be issued upon exercise of options or vesting of restricted stock unit awards and performance stock unit awards under the 2011 Incentive Plan.

(2)	Shares available for awards or grants under the 2011 Incentive Plan, excluding securities reflected in column (A).

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

Enzo Clinical Labs, Inc., a former subsidiary of the Company (“Enzo Labs”), leases a facility located in Farmingdale, New York from Pari Management Corporation (“Pari”). Pari is owned equally by Elazar Rabbani, Ph.D., the former Chairman and Secretary of the Company and a current director; Shahram K. Rabbani, a former officer and former director of the Company; and Barry Weiner, the former President and Treasurer of the Company, and his wife. The lease originally commenced on December 20, 1989, was amended and extended in March 2005 and October 2015 and now terminates on March 31, 2027. At the time of the execution of the lease, the non-interested members of the Board reviewed and approved the transaction in accordance with the Company’s procedures for reviewing related party transactions.

During the fiscal year ended July 31, 2023, Enzo Labs paid approximately $1,937,000 to Pari with respect to such facility and future payments are subject to cost of living adjustments.

Director Independence

The Board believes that a majority of its members are independent non-employee directors and meet the “Director Independence Standards” that the Company has adopted, which are set forth on Appendix A attached hereto. The Board has determined that each member of the Compensation Committee and the Nominating & Governance Committee is independent, as defined in the NYSE listing standards. The Board has determined that each member of the Audit Committee is independent, as defined in the NYSE’s listing standards and applicable SEC Rules and has further determined that Mr. Pully is an “audit committee financial expert” as such term is defined under Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. The Board has also determined that each director is financially literate as required under the NYSE listing standards.

ITEM 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

EisnerAmper billed the Company for services for fiscal years 2023 and 2022, as set forth in the table below. The fees listed are aggregate fees for services performed for the year—regardless of when the fee was actually billed and paid.

	FY 2023	FY 2022
Audit Fees	$615,000	$590,000
Audit-Related Fees	$45,000	$47,000
Tax Fees	-	-
All Other Fees	-	-
Total	$660,000	$637,000

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

Audit-Related Fees—EisnerAmper performed certain audit services for an employee benefit plan for which the Company is the plan sponsor; for fiscal years 2023 and 2022 these fees were $45,000 and $43,000, respectively. EisnerAmper performed other Audit-Related services during the fiscal year ended July 31, 2022 and the fees for these services were $4,000.

Tax Fees—There were no tax fees for fiscal years 2023 and 2022.

All Other Fees—There were no other fees for fiscal years 2023 and 2022.

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

Part IV

Exhibit 15. Exhibit, Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of the original Form 10-K filing which was filed with the SEC on November 3, 2023, and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of interim CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of interim CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

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

ENZO BIOCHEM, INC.

Date: November 28, 2023	/s/ Patricia Eckert
Interim Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kara Cannon	November 28, 2023
Kara Cannon
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Patricia Eckert	November 28, 2023
Patricia Eckert
Interim Chief Financial Officer,
(Principal Accounting Officer)

By:	/s/ Steven J. Pully	November 28, 2023
Steven J. Pully
Chair of the Board

By:	/s/ Mary Tagliaferri, M.D.	November 28, 2023
Mary Tagliaferri, M.D., Director

Elazar Rabbani, Ph.D., Director

By:	/s/ Bradley L. Radoff	November 28, 2023
Bradley L. Radoff, Director

By:	/s/ Ian B. Walters, M.D.	November 28, 2023
Ian B. Walters, M.D., Director