Form 10-Q
period 2023-10-31
ENZO BIOCHEM INC
filed 2023-12-15
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 001-09974

ENZO BIOCHEM, INC.
(Exact name of registrant as specified in its charter)

New York	13-2866202
(State or Other Jurisdiction of	(IRS. Employer
Incorporation or Organization)	Identification No.)

81 Executive Blvd. Suite 3 Farmingdale, New York	11735
(Address of Principal Executive office)	(Zip Code)

(631) 755-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock $0.01 par value	ENZ	The New York Stock Exchange

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

Yes ☐ No ☒

As of December 8, 2023, the Registrant had 50,489,771 shares of common stock outstanding.

ENZO BIOCHEM, INC.

FORM 10-Q

October 31, 2023

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31 2023 (unaudited)	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$69,207	$82,373
Accounts receivable, net	4,181	4,808
Inventories, net	7,595	7,939
Prepaid expenses and other current assets, including $5,000 escrow at October 31, 2023 and $1,000 restricted cash at July 31, 2023	7,029	3,336
Total current assets	88,012	98,456

Property, plant, and equipment, net	13,075	13,086
Right-of-use assets	3,405	3,626
Other assets, including $5,000 escrow at July 31, 2023	726	5,745
Non-current assets of discontinued operations, net	1,090	967
Total assets	$106,308	$121,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$1,962	$3,575
Accrued liabilities	10,042	11,743
Current portion of operating lease liabilities	920	980
Other current liabilities	75	75
Convertible debentures	2,842	2,514
Current liabilities of discontinued operations, net	13,001	21,102
Total current liabilities	28,842	39,989

Operating lease liabilities, non-current	2,972	3,160
Long term debt, net	219	269
Total liabilities	$32,033	$43,418

Contingencies – see Note 13

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 50,489,771 at October 31, 2023 and 49,997,631 at July 31, 2023	504	499
Additional paid-in capital	345,991	344,435
Accumulated deficit	(274,966)	(268,350)
Accumulated other comprehensive income	2,746	1,878
Total stockholders’ equity	74,275	78,462

Total liabilities and stockholders’ equity	$106,308	$121,880

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended October 31,
	2023	2022
Revenues	$7,806	$7,103

Operating costs and expenses, net:
Cost of revenues	4,351	4,589
Research and development	849	699
Selling, general, and administrative	7,007	5,437
Legal and related expenses	1,075	1,007
Total operating costs and expenses	13,282	11,732

Operating loss	(5,476)	(4,629)

Other income (expense):
Interest, net	977	72
Change in fair value of convertible debentures	(328)	—
Other	158	—
Foreign exchange loss	(1,006)	(797)

Loss before income taxes	(5,675)	(5,354)
Income taxes	—	—
Net loss from continuing operations	$(5,675)	$(5,354)
Net loss from discontinued operations	(941)	(5,281)
Net loss	(6,616)	(10,635)

Net loss per common share – basic and diluted:
Continuing operations	$(0.11)	$(0.11)
Discontinued operations	(0.02)	(0.11)
Total net loss per basic and diluted common share	$(0.13)	$(0.22)

Weighted average common shares outstanding:
Basic	50,184	48,720
Diluted	50,184	48,720

The accompanying notes are an integral part of these consolidated financial statements.

2

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended October 31,
	2023	2022
Net loss	$(6,616)	$(10,635)
Other comprehensive income:
Foreign currency translation adjustments	868	733
Comprehensive loss	$(5,748)	$(9,902)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended October 31, 2023 and 2022

(unaudited)

(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2023	49,997,631	$499	$344,435	$(268,350)	$1,878	$78,462

Net loss for the three months ended October 31, 2023	—	—	—	(6,616)	—	(6,616)
Vested restricted stock unit issuances	144,530	1	—	—	—	1
Common stock issued for Asset Purchase Agreement bonus payment	347,610	4	481	—	—	485
Share-based compensation charges	—	—	1,075	—	—	1,075
Foreign currency translation adjustments	—	—	—	—	868	868
Balance at October 31, 2023	50,489,771	$504	$345,991	$(274,966)	$2,746	$74,275

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2022	48,720,454	$487	$339,462	$(288,638)	$3,151	$54,462
Net loss for the period ended October 31, 2022	—	—	—	(10,635)	—	(10,635)
Share-based compensation charges	—	—	430	—	—	430
Foreign currency translation adjustments	—	—	—	—	733	733
Balance at October 31, 2022	48,720,454	$487	$339,892	$(299,273)	$3,884	$44,990

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,616)	$(10,635)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in fair value of convertible debentures	328	—
Depreciation and amortization of property, plant and equipment	270	780
Amortization of intangible, prepaid and other assets	—	22
Share-based compensation charges	1,075	430
Share-based 401(k) employer match expense	109	198
Unrealized foreign exchange loss	970	783

Changes in operating assets and liabilities:
Accounts receivable	2,019	(11)
Inventories	428	(393)
Prepaid expenses and other assets	346	666
Accounts payable – trade	(5,601)	(407)
Accrued liabilities, other current liabilities and other liabilities	(6,702)	(126)
Total adjustments	(6,758)	1,942

Net cash used in operating activities	(13,374)	(8,693)

Cash flows from investing activities:
Capital expenditures	(254)	(652)
Net cash used in investing activities	(254)	(652)

Cash flows from financing activities:
Repayments under mortgage agreement and capital leases	(51)	(95)
Cash payments for taxes related to net share settlements of equity awards	(467)	—
Net cash used in financing activities	(518)	(95)

Effect of exchange rate changes on cash and cash equivalents	(20)	(28)

Decrease in cash and cash equivalents and restricted cash	(14,166)	(9,468)
Cash and cash equivalents and restricted cash - beginning of period	83,373	22,603
Cash and cash equivalents and restricted cash - end of period	$69,207	$13,135

Composition of cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	69,207	12,135
Restricted cash	—	1,000
Total cash and cash equivalents and restricted cash	$69,207	$13,135

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2023

(unaudited)

(Dollars in thousands except share data)

Note 1 – Basis of Presentation

Enzo Biochem, Inc. (the “Company,” “we,” “our” or “Enzo”), is a manufacturer and supplier of a comprehensive portfolio of thousands of high-quality products, including antibodies, genomic probes, assays, biochemicals, and proteins. The Company’s proprietary products and technologies play central roles in translational research and drug development areas, including cell biology, genomics, assays, immunohistochemistry, and small molecule chemistry. Enzo Biochem, Inc.’s Life Science division supports the work of research centers and industry partners. Enzo Biochem, Inc. has a broad and deep intellectual property portfolio, with patent coverage across many vital enabling technologies.

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Inc. (“Enzo Life Sciences”), Enzo Therapeutics, Inc. (“Enzo Therapeutics”), Enzo Realty LLC (“Enzo Realty”), and Enzo Realty II LLC (“Enzo Realty II”), collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies.” The financial statements also include as discontinued operations the accounts of its wholly owned subsidiary Enzo Clinical Labs, Inc. (“Enzo Clinical Labs”). Effective July 24, 2023 we completed the sale of certain assets used in its clinical services operations to Laboratory Corporation of America Holdings, a Delaware corporation (“Labcorp”) and exited the clinical services business. See Note 2.

The Company has one reportable segment, Products. The consolidated balance sheet as of October 31, 2023, the consolidated statements of operations, comprehensive loss and stockholders’ equity for the three months ended October 31, 2023 and 2022, and the consolidated statements of cash flows for the three months ended October 31, 2023 and 2022 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the fiscal year ended July 31, 2023 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2023 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2024.

Principles of consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and include the accounts of the Company and its wholly-owned subsidiaries, Enzo Life Sciences (and its wholly-owned foreign subsidiaries), Enzo Therapeutics, Enzo Realty , Enzo Realty II,, and Enzo Clinical Labs (a corporate entity with discontinued operations). All intercompany transactions and balances have been eliminated.

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds. At October 31, 2023 and July 31, 2023, the Company had cash and cash equivalents in foreign bank accounts of $512 and $419, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company believes the fair value of the aforementioned financial instruments approximates the cost due to the immediate or short-term nature of these items. At October 31, 2023 and July 31, 2023, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Effect of New Accounting Pronouncements - Recently Adopted Accounting Pronouncements

In June 2016, FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326). This standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. We adopted this standard for our interim period beginning August 1, 2023 using a modified retrospective transition approach. The impact of the adoption of this standard on our results of operations, financial position and cash flows is not material.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Note 2 - Discontinued operations

Prior to July 24, 2023, we operated a clinical laboratory, doing business as Enzo Clinical Labs, which provided reference, molecular and esoteric diagnostic medical testing services in the New York, New Jersey, and Connecticut medical communities. Effective July 24, 2023, we completed the sale of certain assets used in the operation of Enzo Clinical Labs and the assignment of certain clinical lab liabilities to Labcorp for an aggregate purchase price of $113.25 million in cash, subject to customary closing adjustments. Excluded from the sale of the clinical services assets were its cash and accounts receivable. In accordance with the sale, we ceased our clinical services operations but continue winding down activities. As a consequence of the sale, for the three months ended October 31, 2023 and 2022 we have classified as discontinued operations all income and expenses attributable to the clinical services business.

The following table sets forth the condensed operating results of the discontinued operations for the three months ended October 31,

	2023	2022
Net revenues	—	$11,173
Cost of revenues	$(175)	10,082
Selling, general and administrative	1,437	6,014
Research and development	—	297
Legal and related expenses	41	64
Other income	(362)	(3)
Loss from discontinued operations	$(941)	$(5,281)

The following table sets forth the condensed carrying amounts of major classes of assets and liabilities of the discontinued operations as of the dates indicated:

	October 31, 2023	July 31, 2023
Carrying amounts of major current assets included as part of discontinued operations:
Trade receivables	$378	$1,675
Prepaid and other current	41	54
Total current assets	419	1,729

Carrying amounts of major current liabilities included as part of discontinued operations:
Trade payables and accrued liabilities	11,214	20,616
Operating lease liabilities and other	2,206	2,215
Total current liabilities	13,420	22,831

Current liabilities of discontinued operations, net	13,001	21,102

Carrying amount of major non-current assets included as part of discontinued operations:
Right of use assets	$6,564	$7,001
Other	62	62
Total non-current assets	6,626	7,063

Carrying amount of major non-current liabilities included as part of discontinued operations:
Operating lease liabilities and other	5,536	6,096

Non-current assets of discontinued operations, net	$1,090	$967

During the three months ended October 31, 2023, the cash used in operating activities of the discontinued operations was $8,082, primarily for reductions of trade payables and accrued liabilities. During the three months ended October 31, 2022, the cash used in operating activities and investing activities of the discontinued operations was $5,623 and $156, respectively.

Note 3 - Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options, and unvested restricted stock units and performance stock units, is determined using the treasury stock method.

For the three months ended October 31, 2023, the effect of approximately 3,320,000 of outstanding “out of the money” options to purchase common shares and the effect of approximately 54,000 of outstanding restricted stock units were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive. During the three months ended October 31, 2023, the effect of approximately 593,000 warrants and the effect of approximately 1,199,000 shares related to the assumed conversion of debentures were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive.

For the three months ended October 31, 2022, approximately 106,000 potential common shares from “in the money options” and unearned performance stock units were excluded from the calculation of diluted (loss) per share. For the three months ended October 31, 2022, the effect of approximately 2,595,000 of outstanding “out of the money” options to purchase common shares were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive.

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

Products revenue by geography is as follows:

	Three Months Ended October 31
	2023	2022
United States	$4,635	$4,095
Europe	2,138	1,904
Asia Pacific	1,033	1,104
Products revenue	$7,806	$7,103

As of August 1, 2023 and 2022, accounts receivable from continuing operations was $4,808 and $4,762, respectively.

Note 5 - Supplemental disclosure for statement of cash flows

In the three months ended October 31, 2023 and 2022, interest paid by the Company approximated $92 and $53, respectively.

For the three months ended October 31, 2023 and 2022, the net reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was approximately $148 and $1, respectively. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statements of cash flows.

In connection with the completed sale of certain assets used in the operation of Enzo Clinical Labs, $5,000 of escrowed proceeds were included in prepaid and other assets as of October 31, 2023 and in other assets as of July 31, 2023. In connection with the full payment of a mortgage in July 2023, the restricted cash collateral deposit of $1,000 was released during the three months ended October 31, 2023.

During the three months ended October 31, 2023, the Company disbursed $467 for taxes related to net share settlement of bonuses paid in stock to two senior executives.

Note 6 - Inventories

Inventories, net consisted of the following as at:

	October 31, 2023	July 31, 2023
Raw materials	$2,081	$2,206
Work in process	2,587	2,599
Finished products	2,927	3,134
	$7,595	$7,939

Note 7 – Convertible debentures and other current debt

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

Debentures

The Debentures bear interest at a rate of 10% per annum (which interest rate is increased to 18% per annum five days after the occurrence and continuance of an Event of Default (as defined in the Debentures)), have a maturity date of May 20, 2024 and are convertible, at any time after their issuance date at the option of the Purchasers, into shares of Common Stock at a conversion price equal to $3.01 per share (the “Conversion Price”), subject to adjustment as set forth in the Debentures. Following the July 24, 2023 consummation of the Company’s sale of certain assets and assignment of certain liabilities of Enzo Clinical Labs to Labcorp pursuant to the Asset Purchase Agreement, dated March 16, 2023, the Company prepaid $4,000 of the outstanding principal amount prior to July 31, 2023.

The Company’s obligations under the Debentures may be accelerated, at the Purchasers’ election, upon the occurrence of certain customary events of default. As of October 31, 2023 and July 31, 2023, there were no events of default. The Debentures contain customary representations, warranties and covenants including among other things and subject to certain exceptions, covenants that restrict the Company from incurring additional indebtedness, creating or permitting liens on assets, amending its charter documents and bylaws, repurchasing or otherwise acquiring more than a de minimis number of its Common Stock or equivalents thereof, repaying outstanding indebtedness, paying dividends or distributions, assigning or selling certain assets, making or holding any investments, and entering into transactions with affiliates.

The following table presents a reconciliation of the beginning and ending balances of the convertible debentures measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related unrealized losses recorded in the consolidated statement of operations during the three months ended October 31, 2023:

Fair value, July 31, 2023	$2,514
Change in fair value of convertible debentures	328
Fair value, October 31, 2023	$2,842

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

Note 8 – Long term debt

In April 2020, the Company’s subsidiary in Switzerland received a loan of CHF 400 (or $400, based on the foreign exchange rate as of July 31, 2020) from the Swiss government under the “Corona Krise” emergency loan program in response to the COVID-19 pandemic. This loan is uncollateralized and bears 0% interest. In January 2022, the bank agent of the Swiss government informed our subsidiary that the loan had to be fully amortized within a maximum of eight years and that the first of semiannual amortization payments of CHF 33 would begin in March 2022. In March 2022, the subsidiary made its first semi-annual principal repayment of CHF 33 (or $35 based on exchange rates). Based on this amortization schedule, the loan will be repaid by September 2027. The current portion of this loan is included in other current liabilities and the long term portion in long term debt – net as of October 31, 2023 and July 31, 2023.

Minimum future annual principal payments under this agreement as of October 31, 2023 are as follows:

July 31,	Total
2024	$37
2025	74
2026	74
2027	74
2028	35
Total principal payments	294
Less: current portion, included in other current liabilities	(75)
Long term debt – net	$219

Note 9 - Leases

The Company determines if an arrangement is or contains a lease at contract inception. The Company leases buildings, office space, and equipment through operating leases. Generally, a right-of-use asset, representing the right to use the underlying asset during the lease term, and a lease liability, representing the payment obligation arising from the lease, are recognized on the balance sheet at lease commencement based on the present value of the payment obligation. For operating leases, expense is recognized on a straight-line basis over the lease term. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company primarily uses its incremental borrowing rate in determining the present value of lease payments as the Company’s leases generally do not provide an implicit rate.

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

Leases	Balance Sheet Classification	October 31, 2023	July 31, 2023
Assets
Operating	Right-of-use assets	$3,405	$3,626
Total lease assets		$3,405	$3,626

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$920	$980

Non-current:
Operating	Operating lease liabilities, non-current	2,972	3,160
Total lease liabilities		$3,892	$4,140

For the three months ended October 31, components of lease cost were as follows:

Lease Cost	2023	2022
Operating lease cost – net (a)	$141	$262

(a)	Net of $126 sublease income for the three months ended October 31, 2023.

The maturity of the Company’s lease liabilities as of October 31, 2023 is as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases
2024	$863
2025	896
2026	886
2027	881
2028	808
Total lease payments	4,334
Less: Interest (a)	(442)
Present value of lease liabilities	$3,892

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the for the three months ended October 31 were as follows:

Lease term and discount rate	2023	2022
Weighted-average remaining lease term (years):
Operating leases	4.5 years	5.5 years

Weighted-average discount rate:
Operating leases	5.1%	5.1%

See Note 5 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the three months ended October 31, 2023 and 2022.

Note 10 - Accrued Liabilities and other current liabilities

Accrued liabilities consist of:

	October 31, 2023	July 31, 2022
Payroll, benefits and commissions	$7,715	$7,421
Professional fees	543	610
Legal	1,095	2,248
Other	689	1,464
	$10,042	$11,743

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of October 31, 2023 and July 31, 2023, the Company had established reserves of $252 and $631, respectively, which are included in accrued liabilities for payroll, benefits and commissions, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

At October 31, 2023 and July 31, 2023 other current liabilities consist of the current portion of the Swiss government loan.

Note 11 - Stockholders’ equity

Controlled Equity Offering

In May 2023, the Company entered into a sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as sales agent (“Riley”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Riley, shares of the Company’s common stock, par value $0.01 per share (“Shares”) having an aggregate offering price of up to $30 million. The Company pays Riley a commission of 3.0% of the aggregate gross proceeds received under the Sale Agreement. The Company is not obligated to make any sales of Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Riley or the Company, as permitted therein. In May 2023, the Company filed with the SEC a “shelf” registration and sales agreement prospectus covering the Sales Agreement. A total of $150 million of securities, including those covered by the Sales Agreement, may be sold under the shelf registration which was declared effective in July 2023. During the fourth quarter of the fiscal year ended July 31, 2023, the Company sold 276,479 shares for net proceeds of $386. There was no activity during the three months ended October 31, 2023.

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

The exercise price of options granted under the Amended and Restated 2011 Plan, as amended and restated, is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan, as amended and restated, will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan, as amended and restated, will remain in effect until they have been exercised or terminated, or have expired. As of October 31, 2023, there were approximately 4,623,000 shares of common stock available for grant under the Amended and Restated 2011 Plan, as amended and restated.

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

During the three months ended October 31, 2023, the Company recognized $519 of share based compensation with respect to stock options and $367 of share based compensation with respect to restricted stock units as a result of the termination of the former CEO during the quarter then ended. See Note 14.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended October 31,
	2023	2022
Stock options and performance stock units	$646	180
Restricted stock units	429	186
	$1,075	366

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended October 31,
	2023	2022
Selling, general and administrative	$1,069	360
Cost of revenues	6	6
	$1,075	366

No excess tax benefits were recognized during the three month periods ended October 31, 2023 and 2022.

The following table summarizes stock option activity during the three month period ended October 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2023	3,829,500	$2.61			—
Granted	—	—
Exercised	—	—		$
Cancelled or expired	(508,916)	$1.58
Outstanding at end of period	3,320,584	$2.64	2.5 years		$—
Exercisable at end of period	2,313,784	$2.83	1.9 years		$—

As of October 31, 2023, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $839 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately one and one half years. The intrinsic value of stock option awards represents the value of the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options that are outstanding.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended October 31, 2023:

	Number of RSUs outstanding	Weighted Average Fair Value per Unit at Date of Grant	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at beginning of fiscal year	557,490	$2.21	1.1 years	825
Granted	—	$—		—
Vested	(173,333)	$3.39
Cancelled	(100,000)	$1.97
Outstanding at end of period	284,157	$1.75	0.4 years	$381
Expected to vest at end of period	284,157	$1.75	0.4 years	$381

Certain directors had not exercised their vested RSU shares, totaling 144,530, as of July 31, 2023. These shares were issued during the three months ended October 31, 2023. During the three months ended October 31, 2023, 173,333 RSUs vested and 100,000 were cancelled as a result of the termination of the former CEO. The vested shares had not been issued as of October 31, 2023.

During the three months ended October 31, 2023 and 2022, the Company recognized shared based compensation expense for RSU’s of $429 and $186, respectively. As of October 31, 2023, the total future compensation cost related to non-vested RSUs, not yet recognized in the statements of operations, was $138 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately one half years.

Performance Stock Units

During the three months ended October 31, 2023 and 2022, the Company recognized $0 and $66 of share based compensation for Performance Stock Units (“PSUs”). During the three months ended, one senior executive vested in 10,640 shares of stock which were not yet issued as of October 31, 2023. As of October 31, 2023 there were no PSUs outstanding.

Note 12 - Segment reporting

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended October 31, 2023

	Products	Corporate & Other	Consolidated
Revenues	$7,806	—	$7,806

Operating costs and expenses:
Cost of revenues	4,351	—	4,351
Research and development	838	$11	849
Selling, general and administrative	3,104	3,903	7,007
Legal and related expenses	30	1,045	1,075
Total operating costs and expenses	8,323	4,959	13,282

Operating loss	(517)	(4,959)	(5,476)

Other income (expense)
Interest	34	943	977
Change in fair value of convertible debentures	—	(328)	(328)
Other	2	156	158
Foreign exchange loss	(1,006)	—	(1,006)
Loss before taxes	$(1,487)	$(4,188)	$(5,675)

Depreciation and amortization included above	$166	$104	$270

Share-based compensation included above:
Selling, general and administrative	22	1,047	1,069
Cost of sales	6	—	6
Total	$28	$1,047	$1,075

Capital expenditures	$248	$6	$254

Three months ended October 31, 2022

	Products	Corporate & Other	Consolidated
Revenues	$7,103	—	$7,103

Operating costs and expenses:
Cost of revenues	4,589	—	4,589
Research and development	690	$9	699
Selling, general and administrative	2,885	2,552	5,437
Legal and related expenses	25	982	1,007
Total operating costs and expenses	8,189	3,543	11,732

Operating loss	(1,086)	(3,543)	(4,629)

Other income (expense)
Interest	25	47	72
Other	2	(2)	—
Foreign exchange loss	(797)	—	(797)
Loss before taxes	$(1,856)	$(3,498)	$(5,354)

Depreciation and amortization included above	$165	$83	$248

Share-based compensation included above:
Selling, general and administrative	20	340	360
Cost of sales	6	—	6
Total	$26	$340	$366

Capital expenditures	$306	$183	$489

Note 13 – Contingencies

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

Enzo Biochem is currently subject to regulatory inquiry from the New York Attorney General, a joint inquiry from the Connecticut and New Jersey Attorneys General and an inquiry from the Utah Attorney General.  All inquiries ask questions about the ransomware incident, as well as the corrective actions taken in response.  It is not known at this time whether the Attorneys General will seek penalty against the Company. We are unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company or to estimate the amount or range of any potential liability, if any, at this time.

There is also pending Class Action litigation:

In re Enzo Biochem Data Breach Litigation, No. 2:23-cv-04282 (EDNY)

In the Eastern District of New York twenty putative class actions have been consolidated alleging various harms stemming from the April 2023 data incident. Interim lead counsel has been appointed and filed a Consolidated Amended Complaint on November 13, 2023. The complaint seeks to certify a federal class as well as several state subclasses. The Consolidated Amended Complaint brings various statutory and common law claims including negligence, negligence per se, breach of fiduciary duty, breach of implied contract, breach of the implied covenant of good faith and fair dealing, violation of the New York’s General Business Law § 349, Invasion of Privacy, violations of the Connecticut Unfair Trade Practices Act, violations of the New Jersey Consumer Fraud Act.

Maria Sgambati et al., v. Enzo Biochem, Inc., et al., Index No. 619511/2023 (N.Y. Sup. Ct.)

This is a putative class action pending in state court alleging various harms stemming from the April 2023 data incident. The complaint seeks to certify a class of New York residents. The complaint brings claims of negligence; negligence per se; breach of implied covenant and good faith and fair dealing; breach of duty; breach of implied contract; and violations of New York’s Deceptive Acts and Practices § 349. This court granted our motion to stay the case pending the outcome of the federal action.

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

A provision was made in the financial statements as of July 31, 2023 for the above matters based on a reasonable estimate; however, the actual exposure may differ.

On or about March 2, 2023, a verified complaint was filed in the Supreme Court of the State of New York, New York County captioned Elazar Rabbani v. Mary Tagliaferri, et al., Index No. 651120/2023. The verified complaint purports to assert causes of action for breach of fiduciary duty and corporate waste under N.Y.B.C.L. § 720, and seeks an accounting and certain injunctive relief. Plaintiff served a copy of the verified complaint on Enzo’s agent for service in New York on or about March 13, 2023. On August 4, 2023, defendants moved to dismiss all the causes of action asserted in the verified complaint. Plaintiff filed an amended complaint on or about  October 4, 2023, adding, among other things, an additional cause of action for violation of N.Y.B.C.L. § 626. On October 23, 2023, Defendants filed a reply in further support of their motion to dismiss. On October 24, 2023, Plaintiff sought leave to file an opposition brief. Defendants filed an opposition to that request on October 26, 2023. On October 31, 2023, in response to a question from the Court’s law clerk, Defendants reiterated that they had elected to apply their original motion to dismiss to the amended pleading. On November 6, 2023, Plaintiff filed an opposition to Defendants’ motion to dismiss. On November 17, 2023, Defendants filed a reply brief in further support of their motion to dismiss the Amended Complaint. The Company cannot predict the outcome of this matter.

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

Former executives arbitration

The Company terminated the employment of Elazar Rabbani, Ph.D., the Company’s former Chief Executive Officer, effective April 21, 2022.  Dr. Rabbani remains a board director of the Company until the Annual Meeting on January 31, 2024. Dr. Rabbani was a party to an employment agreement with the Company that entitled him to certain termination benefits, including severance pay, acceleration of vesting of share-based compensation, and continuation of benefits. Based on the terms of his employment agreement, the Company estimated and accrued a charge of $2,600 in fiscal year 2022 which is included in Selling, general and administrative expenses. The charge was partially offset by the reversal of bonus accruals. In May 2022, the Company paid Dr. Rabbani $2,123 in severance (the payment constituted taxable income but the Company did not withhold taxes from the payment). In July 2022, the Company paid Dr. Rabbani’s income and other withholding taxes of $1,024 related to that payment on Dr. Rabbani’s behalf, which was included in “prepaid expense and other current assets” as of July 31, 2022, as the payment is reimbursable from Dr. Rabbani. Dr. Rabbani disputed, among other things, the Company’s decision to not award him a bonus for fiscal year 2021 and the amount of severance that was owed to him under his employment agreement.  On July 8, 2022, the Company filed a demand for arbitration with the American Arbitration Association (the “AAA”) seeking, among other things, a declaration that the Company has fully satisfied its contractual obligations to Dr. Rabbani and seeking the tax withholding reimbursement referenced above.  On August 4, 2022, Dr. Rabbani filed counterclaims in the arbitration seeking, among other things, a bonus for fiscal year 2021 and additional severance that he asserted was owed to him. At the parties’ joint request, the arbitration has been stayed while the parties work towards resolving the matter. A provision was made in the financial statements as of July 31, 2023 based on a reasonable estimate; however, the actual exposure may differ.

On February 25, 2022, Barry Weiner, the Company’s co-founder and President, notified the Company that he was terminating his employment as President of the Company for “Good Reason” as defined in his employment agreement. The Company accepted Mr. Weiner’s termination, effective April 19, 2022, but disagreed with Mr. Weiner’s assertion regarding “Good Reason.” On October 24, 2023, the Company and Mr. Weiner reached an agreement resolving the dispute and a provision was made in the financial statements as of July 31, 2023 based on the settlement agreement. The Company paid Mr. Weiner $3,600, less applicable withholding taxes, related to the agreement in November 2023.

Note 14 – Departure and Appointment of Certain Officers

On September 5, 2023, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Hamid Erfanian, the Company’s Chief Executive Officer, which provides for Mr. Erfanian’s separation of employment, resignations from his positions as Chief Executive Officer and as a director of the Company and the payment of severance benefits as described below. Pursuant to the Separation Agreement, Mr. Erfanian’s resignations as Chief Executive Officer and as a director became effective immediately and his final date of employment with the Company was November 18, 2023 (the “Separation Date”).

Pursuant to the Separation Agreement, Mr. Erfanian is entitled to the following severance benefits: (i) a payment equaling twelve (12) months of his annual base salary of $624, subject to standard payroll deductions and withholdings; (ii) a lump-sum payment of $187, representing his annual bonus; (iii) a grant of restricted shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), in an amount equal to $1,502 with 50% of the restricted Common Stock granted as soon as reasonably practicable after September 13, 2023, and the remaining 50% granted on the earlier of July 24, 2024 or a Change in Control of the Company (as defined in Mr. Erfanian’s employment agreement with the Company); and (iv) the immediate vesting on the Separation Date of the remainder of a restricted stock unit award of 260,000 shares of Common Stock and an option to purchase 700,000 shares of Common Stock that were previously granted to Mr. Erfanian upon his employment. The foregoing are subject to continued compliance with existing restrictive covenants under Mr. Erfanian’s employment agreement with the Company and his reaffirmation.

The severance benefits with respect to salary and bonus were accrued during the three months ended October 31, 2023. The share-based charges related to the immediate vesting of the remainder of the restricted stock unit award and options granted upon employment were recognized during the three months ended October 31, 2023.

On September 5, 2023, the Company’s board of directors appointed Kara Cannon, the Company’s Chief Operating Officer, to serve as Interim Chief Executive Officer of the Company, which became effective immediately upon Mr. Erfanian’s resignation as Chief Executive Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Our disclosure and analysis in this report, including but not limited to the information discussed in this Item 2, contain forward-looking information (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including statements regarding the Company’s future financial condition, results of operations and products in research and development may include forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. They typically use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, “will”, and other words and terms of similar meaning in connection with any discussion of future operations or financial performance. All forward-looking statements are subject to important factors, risks, uncertainties, and assumptions, including industry and economic conditions, that could cause actual results to differ materially from those described in the forward-looking statements.

Forward-looking statements may include, without limitation, statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign currency rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, and future financial results. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the July 31, 2023 fiscal year. You are advised to consult any further disclosures we make on related subjects in our periodic reports on Forms 10-Q, 8-K and 10-K filed with the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results.

You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Overview

The Company’s Enzo Life Sciences Products reporting unit, as described below, operates in our one reportable segment, Products, and is a global company affected by different US and global economic conditions. Our company evolved out of our core competence: the use of nucleic acids as informational molecules and the use of compounds for immune modulation. Costs excluded from this reporting unit and reported as “Corporate and Other” consist of corporate general and administrative costs which are not allocable to the reportable segment. Below is a brief description of this operating segment (see Note 12 in the Notes to Consolidated Financial Statements).

Enzo Life Sciences Products operates through the Company’s wholly owned subsidiary, Enzo Life Sciences, Inc. (“Enzo Life Sciences”). It manufactures, develops and markets products and tools to life sciences, drug development and clinical research customers world-wide and has amassed a large patent and technology portfolio. Enzo Life Sciences is a recognized leader in labeling and detection technologies across research and diagnostic markets. Our strong portfolio of proteins, antibodies, peptides, small molecules, labeling probes, dyes and kits provides life science researchers tools for target identification/validation, high content analysis, gene expression analysis, nucleic acid detection, protein biochemistry and detection, and cellular analysis. It is globally recognized and acknowledged as a leader in manufacturing, in-licensing, and commercialization of over 20,000 products. The strategic focus of this segment is directed to innovative high quality research reagents and kits in the primary key research areas of genomics, immunohistochemistry, immunoassays, cellular analysis, and small molecule chemistry. The segment is an established source for a comprehensive panel of products to scientific experts in the fields of cancer, cardiovascular disease, neurological disorders, diabetes and obesity, endocrine disorders, infectious and autoimmune disease, hepatotoxicity and renal injury.

Discontinued operations – sale of Clinical Services business to Labcorp

Effective July 24, 2023, pursuant to an Asset Purchase Agreement, dated March 16, 2023 (the “Asset Purchase Agreement”), we completed the sale of certain assets used in the operation of Enzo Clinical Labs and the assignment of certain clinical lab liabilities to Laboratory Corporation of America Holdings, a Delaware corporation (“Labcorp”) for an aggregate purchase price of $113.25 million in cash, subject to customary closing adjustments (such assets and liabilities, the “clinical services business”).  In accordance with the sale, we ceased our clinical services operations. As a consequence of the sale, for the three months ended October 31, 2023 and 2022 we have classified as discontinued operations all income and expenses attributable to the clinical services business.

Discontinued Operations Carve Out and Expense Allocations

As a consequence of the sale of the clinical services business, for the three months ended October 31, 2023 and 2022, results from operations for that business are classified as discontinued operations, as are its assets and liabilities as of October 31 and July 31, 2023. The carve out of the discontinued operations was prepared in accordance with the Securities and Exchange Commission’s carve out rules under ASC 205-20 Discontinued Operations and is derived from identifying and carving out the specific assets, liabilities, operating expenses and interest expense associated with the clinical services business’s operations. Certain administrative and overhead expenses, including personnel expenses, which were incurred by us (for which the discontinued operation benefited from such resources) are allocated out of the discontinued operations based upon the identification of those allocated expenses and to the continuing operations.

For the three months ended October 31, 2022, we allocated $536 of selling, general and administrative expenses from the discontinued operations to the continuing operations in the accompanying results of operations tables and explanations.

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

The Company remains subject to risks and uncertainties as a result of the incident, including as a result of the data that was accessed or exfiltrated from the Company’s network as noted above. Additionally, security and privacy incidents have led to, and may continue to lead to, additional regulatory scrutiny and class action litigation exposure. We are in the process of evaluating the full scope of the costs and related impacts of this incident. See Note 13 of the consolidated financial statements for litigation in connection with this incident.

Results of Operations from Continuing Operations

Three months ended October 31, 2023 compared to October 31, 2022
(in $000s)

Comparative Financial Data from Continuing Operations for the three months ended October 31,

	2023	2022	Favorable (Unfavorable)	% Change

Revenues	$7,806	$7,103	$703	10

Operating costs and expenses:
Cost of revenues	4,351	4,589	238	5
Research and development	849	699	(150)	(21)
Selling, general and administrative	7,007	5,437	(1,570)	(29)
Legal and related expenses	1,075	1,007	(68)	(7)
Total operating costs and expenses	13,282	11,732	(1,550)	(13)

Operating loss	(5,476)	(4,629)	(847)	(18)

Other income (expense):
Interest, net	977	72	905	**
Fair value adjustment	(328)	—	(328)	**
Other	158	—	158	**
Foreign exchange loss	(1,006)	(797)	(209)	(26)
Loss before income taxes	$(5,675)	$(5,354)	$(321)	(6)

**	not meaningful

Consolidated Results:

The “2023 period” and the “2022 period” refer to the three months ended October 31, 2023 and October 31, 2022, respectively.

Product revenues were $7.8 million in the 2023 period and $7.1 million in the 2022 period, an increase of approximately $0.7 million or 10%. During the 2023 period, we experienced increases in revenues in the US and European markets, partially offset by a decrease in the Asia Pacific market.

The cost of Product revenues was $4.4 million in the 2023 period and $4.6 million in the 2022 period, a decrease of $0.2 million or 5%. The gross profit margin for Products was approximately 44% in the 2023 period and 35% in the 2022 period. The 2023 period gross profit was positively impacted by a decrease in manufacturing headcount, other cost containment measures, and a more profitable mix of products sold. The 2022 period was negatively impacted by the impact of inflation on materials cost and market adjustment salary increases.

Research and development expenses were $0.8 million in the 2023 period and $0.7 million in the 2022 period, an increase of $0.1 million or 21%, due to increased investment in research and development resources and materials consumed.

Selling, general and administrative expenses were $7.0 million during the 2023 period versus $5.4 million during the 2022 period, an increase of $1.6 million or 29%. The Corporate and Other segment expense increased $1.4 million during the 2023 period primarily due to severance provisions and accelerated recognition of share-based compensation related to a former senior officer of $1.5 million. The Products segment expense in the 2023 period increased $0.2 million compared to 2022 due to investments in sales and marketing.

Legal and related expenses were $1.1 million during the 2023 period and $1.0 million in the 2022 period, an increase of $0.1 million or 7%. During both periods, we required significant legal expertise and assistance associated with the ransomware attack and matters related to two former senior executives’ arbitration, one of which was settled during the 2023 period and one of which is ongoing.

Interest income, net was $1.0 million in the 2023 period and $0.1 million in the 2022 period, a favorable variance of $0.9 million. The 2023 period’s interest income is earned on the net proceeds from the Asset Purchase Agreement (as defined above), which are on deposit in a money market fund. We incur interest expense on 10% convertible debentures. In the 2022 period, we earned some interest in a money market fund and incurred interest expense primarily on a mortgage.

We recorded a fair value adjustment charge of approximately $0.3 million for the 10% convertible debentures based on their fair value as of October 31, 2023.

Other income in the 2023 period of $0.2 million is from the subletting of a portion of our office space.

The foreign exchange loss recognized by the Products segment during the 2023 period was $1.0 million compared to $0.8 million in the 2022 period, an unfavorable variance of $0.2 million.

The 2023 period revaluation loss was due to the depreciation of the Swiss franc versus the Euro and British pound as of the end of the period compared to the start of the period. The revaluation loss in the 2022 period was due to the depreciation of the British pound and Swiss franc versus the U.S. dollar as of the end of that period compared to its start as a result of actions by the US Federal Reserve to raise interest rates.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and restricted cash as of October 31 and July 31, 2023 was $69.2 million and $83.4 million, respectively. Our working capital was $59.2 million and $58.5 million as of October 31 and July 31, 2023, respectively. The decrease of $14.2 million in our cash and cash equivalents and restricted cash balance as of October 31, 2023 was primarily due to the period net loss and by cash used to pay down accounts payable – trade and accrued liabilities including those of the discontinued operations.

Net cash used in operating activities during the 2023 period was $13.4 million, compared to $8.7 million during the 2022 period, an unfavorable variance of $4.7 million, primarily due to the period loss and paydown of accounts payable – trade and accrued liabilities.

Net cash used in investing activities during the 2023 period was approximately $0.3 million as compared to $0.7 million in the 2022 period and represent capital expenditures.

Cash used in financing activities in the 2023 period amounted to $0.5 million compared to $0.1 million in the 2022 period, an increase of $0.4 million, primarily for taxes on bonuses paid in stock.

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

Labcorp Asset Purchase Agreement

We have indemnification obligations to Labcorp under the Asset Purchase Agreement that may require us to make future payments to Labcorp and other related persons for any damages incurred by Labcorp or such related persons as a result of any breaches of our representations, warranties, covenants or agreements contained in the Asset Purchase Agreement, or arising from the Retained Liabilities (as such term is defined in the Asset Purchase Agreement) or certain third-party claims specified in the Asset Purchase Agreement. Generally, our representations and warranties survive for a period of 15 months from the closing date, which was July 24, 2023, other than certain fundamental representations which survive until the expiration of the applicable statute of limitations. There is an indemnification cap with respect to a majority of the Company’s indemnification obligations under the Asset Purchase Agreement with the exception of claims for actual fraud, the breach of any fundamental representations and certain other items, which are subject to a higher indemnification cap (up to the purchase price). Pursuant to the terms of the Asset Purchase Agreement, we, Labcorp, and an escrow agent entered into an Escrow Agreement at closing, pursuant to which Labcorp deposited $5 million of the aggregate purchase price of the clinical service business into an escrow account established with the Escrow Agent in order to satisfy, in whole or in part, certain of our indemnity obligations, if any, that arise under the Asset Purchase Agreement. If, on the 15-month anniversary of the closing date, there are funds remaining in the escrow account, the Escrow Agent will release any funds remaining in the escrow account to us minus any amounts being reserved for escrow claims asserted by Labcorp prior to such date. Upon the resolution of any pending escrow claims, the Escrow Agent will, within two business days of receipt of joint instructions or a final order from a court (as described in the Escrow Agreement) disburse such reserved amount to the parties entitled to such funds. Through the date of this filing, no disbursements have been made out of the escrow funds.

Off Balance Sheet Arrangements

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

As of October 31 and July 31, 2023, Products accounts receivable, net were $4,181 and $4,808, respectively. As of October 31 and July 31, 2023, these totals include foreign receivables, net, of $1,353 and $1,277, respectively.

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

During the three months ended October 31, 2023 and 2022 there was no impairment of depreciable long-lived assets used in continuing operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act of the Company’s “disclosure controls and procedures” (as such term is defined under the Exchange Act), under the supervision and with the participation of each of our principal executive officer and principal financial officer. Based on this evaluation, as a result of the material weakness identified below, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report.

As previously disclosed on Current Reports on Form 8-K dated April 13, 2023, and May 30, 2023, respectively, the Company experienced a ransomware attack that impacted certain critical information technology systems. In response, the Company promptly deployed containment measures, including disconnecting its systems from the internet, launching an investigation with assistance from third-party cybersecurity experts, and notifying law enforcement. The Company adhered to its disaster recovery plan, which enabled it to substantially maintain operations throughout the incident response process.

As a result of the ransomware attack and the subsequent investigation, the Company determined a material weakness existed that impaired the Company’s ability to ensure that standard systems and accounting processes could operate effectively. As a result, a reasonable possibility exists that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected and corrected in a timely manner. The following is a description of the material weakness identified:

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

Management began remediation measures during and after the April 30, 2023 period end which were substantially implemented by July 31, 2023. During the first quarter of the fiscal year ending July 31, 2024, evaluation of certain controls’ effectiveness could not be performed according to the typical frequency or sufficient evidence of control performance was not available for testing due to the cyber incident.

Changes in Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2023. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of October 31, 2023, our internal control over financial reporting was not effective because the first quarter included timeframes during which specific data was not available for testing.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K, as amended for the fiscal year ended July 31, 2023 filed with the Securities and Exchange Commission, other than as noted in Note 13 to the Consolidated Financial Statements as of October 31, 2023.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit

31.1	Certification of Kara Cannon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Patricia Eckert pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kara Cannon pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kara Cannon pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	Inline XBRL Instance Document.

101. SCH*	Inline XBRL Taxonomy Extension Schema Document.

101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	XBRL (Extensible Business Reporting Language) information is being furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENZO BIOCHEM, INC.
(Registrant)

Date: December 15, 2023	by:	/s/ Patricia Eckert
Interim Chief Financial Officer and Principal Accounting Officer

