Form 10-Q
period 2024-01-31
ENZO BIOCHEM INC
filed 2024-03-13
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

or

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

Yes ☐ No ☒

As of March 11, 2024, the Registrant had 51,225,734 shares of common stock outstanding.

ENZO BIOCHEM, INC.

FORM 10-Q

January 31, 2024

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31, 2024 (unaudited)	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$60,241	$82,373
Accounts receivable, net	5,116	4,808
Inventories, net	7,800	7,939
Prepaid expenses and other current assets, including $5,000 escrow at January 31, 2024 and $1,000 restricted cash at July 31, 2023	7,763	3,336
Total current assets	80,920	98,456

Property, plant, and equipment, net	12,837	13,086
Right-of-use assets	3,187	3,626
Other assets, including $5,000 escrow at July 31, 2023	645	5,745
Non-current assets of discontinued operations, net	1,488	967
Total assets	$99,077	$121,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$1,318	$3,575
Accrued liabilities	7,526	11,743
Current portion of operating lease liabilities	862	980
Other current liabilities	75	75
Convertible debentures	3,225	2,514
Current liabilities of discontinued operations, net	12,277	21,102
Total current liabilities	25,283	39,989

Operating lease liabilities, non-current	2,785	3,160
Long term debt, net	234	269
Total liabilities	$28,302	$43,418

Contingencies – see Note 13

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 50,489,771 at January 31, 2024 and 49,997,631 at July 31, 2023	504	499
Additional paid-in capital	346,252	344,435
Accumulated deficit	(278,027)	(268,350)
Accumulated other comprehensive income	2,046	1,878
Total stockholders’ equity	70,775	78,462

Total liabilities and stockholders’ equity	$99,077	$121,880

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Revenues	$8,553	$7,514	$16,359	$14,617

Operating costs and expenses:
Cost of revenues	4,329	4,616	8,680	9,205
Research and development	580	1,125	1,429	1,824
Selling, general and administrative	5,068	5,430	12,070	10,866
Legal and related expense, net	761	888	1,835	1,895
Total operating costs and expenses	10,738	12,059	24,014	23,790

Operating loss	(2,185)	(4,545)	(7,655)	(9,173)

Other income (expense):
Interest, net	893	63	1,870	135
Change in fair value of convertible debentures	(383)	-	(711)	-
Other	119	118	276	118
Foreign exchange gain (loss)	693	1,472	(318)	675
Total other income (expense)	1,322	1,653	1,117	928

Loss before income taxes	(863)	(2,892)	(6,538)	(8,245)
Income taxes	—	—	—	—
Net loss from continuing operations	$(863)	$(2,892)	$(6,538)	$(8,245)
Net loss from discontinued operations	(2,198)	(8,428)	(3,139)	(13,710)
Net loss	(3,061)	(11,320)	(9,677)	(21,955)

Net loss per common share – basic and diluted:
Continuing operations	$(0.02)	$(0.06)	$(0.13)	$(0.17)
Discontinued operations	(0.04)	(0.17)	(0.06)	(0.28)
Total net loss per basic and diluted common share	$(0.06)	$(0.23)	$(0.19)	$(0.45)

Weighted average common shares outstanding:
Basic and diluted	50,490	48,729	50,337	48,725

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Net loss	$(3,061)	$(11,320)	$(9,677)	$(21,955)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(700)	(1,355)	168	(622)
Comprehensive loss	$(3,761)	$(12,675)	$(9,509)	$(22,577)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended January 31, 2024 and 2023

(unaudited)

(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at October 31, 2023	50,489,771	$504	$345,991	$(274,966)	$2,746	$74,275
Net loss for the period ended January 31, 2024	—	—	—	(3,061)	—	(3,061)
Share-based compensation charges	—	—	261	—	—	261
Foreign currency translation adjustments	—	—	—	—	(700)	(700)
Balance at January 31, 2024	50,489,771	$504	$346,252	$(278,027)	$2,046	$70,775

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at October 31, 2022	48,720,454	$487	$339,892	$(299,273)	$3,884	$44,990
Net loss for the period ended January 31, 2023	—	—	—	(11,320)	—	(11,320)
Share-based compensation charges	—	—	515	—	—	515
Vesting of performance stock units	12,600	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(1,355)	(1,355)
Balance at January 31, 2023	48,733,054	$487	$340,407	$(310,593)	$2,529	$32,830

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended January 31, 2024 and 2023

(unaudited)

(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2023	49,997,631	$499	$344,435	$(268,350)	$1,878	$78,462
Net loss for the period ended January 31, 2024	—	—	—	(9,677)	—	(9,677)
Vested restricted stock unit issuances	144,530	1	—	—	—	1
Common stock issued for Asset Purchase Agreement bonus payment	347,610	4	481	—	—	485
Share-based compensation charges	—	—	1,336	—	—	1,336
Foreign currency translation adjustments	—	—	—	—	168	168
Balance at January 31, 2024	50,489,771	$504	$346,252	$(278,027)	$2,046	$70,775

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2022	48,720,454	$487	$339,462	$(288,638)	$3,151	$54,462
Net loss for the period ended January 31, 2023	—	—	—	(21,955)	—	(21,955)
Share-based compensation charges	—	—	945	—	—	945
Vesting of performance stock units	12,600	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	(622)	(622)
Balance at January 31, 2023	48,733,054	$487	$340,407	$(310,593)	$2,529	$32,830

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,677)	$(21,955)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in fair value of convertible debentures	711	—
Depreciation and amortization of property, plant and equipment	537	1,428
Share-based compensation charges	1,336	945
Share-based 401(k) employer match expense	362	396
Unrealized foreign exchange loss (gain)	240	(707)
(Gain) on operating lease terminations	(554)	—

Changes in operating assets and liabilities:
Accounts receivable	1,252	653
Inventories	192	(310)
Prepaid expenses and other assets	(272)	1,080
Accounts payable – trade	(7,097)	4,678
Accrued liabilities, other current liabilities and other liabilities	(9,342)	(1,099)
Total adjustments	(12,635)	7,064

Net cash used in operating activities	(22,312)	(14,891)

Cash flows from investing activities:
Capital expenditures	(279)	(1,521)
Net cash used in investing activities	(279)	(1,521)

Cash flows from financing activities:
Repayments under mortgage agreement and capital leases	(73)	(157)
Cash payments for taxes related to net share settlements of equity awards	(467)	—
Net cash used in financing activities	(540)	(157)

Effect of exchange rate changes on cash and cash equivalents	(1)	20

Decrease in cash and cash equivalents and restricted cash	(23,132)	(16,549)
Cash and cash equivalents and restricted cash - beginning of period	83,373	22,603
Cash and cash equivalents and restricted cash - end of period	$60,241	$6,054

Composition of cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	60,241	5,054
Restricted cash	—	1,000
Total cash and cash equivalents and restricted cash	$60,241	$6,054

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2024

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

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Inc. (“Enzo Life Sciences”), Enzo Therapeutics, Inc. (“Enzo Therapeutics”), Enzo Realty LLC (“Enzo Realty”), and Enzo Realty II LLC (“Enzo Realty II”), collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies.” The financial statements also include as discontinued operations the accounts of its wholly owned subsidiary Enzo Clinical Labs, Inc. (“Enzo Clinical Labs”). Effective July 24, 2023 we completed the sale of certain assets used in its clinical services operations to Laboratory Corporation of America Holdings, a Delaware corporation (“Labcorp”), and exited the clinical services business. See Note 2.

The Company has one reportable segment, Products. The consolidated balance sheet as of January 31, 2024, the consolidated statements of operations, comprehensive loss and stockholders’ equity for the three and six months ended January 31, 2024 and 2023, and the consolidated statements of cash flows for the six months ended January 31, 2024 and 2023 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the fiscal year ended July 31, 2023 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2023 has been derived from the audited financial statements at that date. The results of operations for the six months ended January 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2024.

Principles of consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and include the accounts of the Company and its wholly-owned subsidiaries, Enzo Life Sciences (and its wholly-owned foreign subsidiaries), Enzo Therapeutics, Enzo Realty, Enzo Realty II, and Enzo Clinical Labs (a corporate entity with discontinued operations). All intercompany transactions and balances have been eliminated.

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds. At January 31, 2024 and July 31, 2023, the Company had cash and cash equivalents in foreign bank accounts of $498 and $419, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company believes the fair value of the aforementioned financial instruments approximates the cost due to the immediate or short-term nature of these items. At January 31, 2024 and July 31, 2023, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Effect of New Accounting Pronouncements - Recently Adopted Accounting Pronouncements

In June 2016, FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326). This standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. We adopted this standard for our interim period beginning August 1, 2023 using a modified retrospective transition approach. The impact of the adoption of this standard on our results of operations, financial position and cash flows was not material.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Note 2 - Discontinued operations

Prior to July 24, 2023, we operated a clinical laboratory, doing business as Enzo Clinical Labs, which provided reference, molecular and esoteric diagnostic medical testing services in the New York, New Jersey, and Connecticut medical communities. Effective July 24, 2023, we completed the sale of certain assets used in the operation of Enzo Clinical Labs and the assignment of certain clinical lab liabilities to Labcorp for an aggregate purchase price of $113.25 million in cash, subject to customary closing adjustments. In connection with the sale, $5 million of escrowed proceeds were included in prepaid and other assets as of January 31, 2024 and in other assets as of July 31, 2023. Excluded from the sale of the clinical services assets were its cash and accounts receivable. In accordance with the sale, we ceased our clinical services operations but continue winding down activities. As a consequence of the sale, for the three and six months ended January 31, 2024 and 2023 we have classified as discontinued operations all income and expenses attributable to the clinical services business.

The following table sets forth the condensed operating results of the discontinued operations for the three and six months ended January 31:

	Three Months Ended January 31		Six Months Ended January 31
	2024	2023	2024	2023
Net revenues	—	$8,824	—	$19,997
Cost of revenues	$175	10,463	—	20,545
Selling, general and administrative	813	6,382	$2,250	12,397
Research and development	—	306	—	603
Legal and related expenses	(41)	107	—	171
Other expense (income)	1,251	(6)	889	(9)
Loss from discontinued operations	$(2,198)	$(8,428)	$(3,139)	$(13,710)

Other expense for the three months ended January 31, 2024 is primarily the cost for a third party to maintain and destroy health records according to statute related to the discontinued operations.

The following table sets forth the condensed carrying amounts of major classes of assets and liabilities of the discontinued operations as of the dates indicated:

	January 31, 2024	July 31, 2023
Carrying amounts of major current assets included as part of discontinued operations:
Trade receivables	$182	$1,675
Prepaid and other current	5	54
Total current assets	187	1,729

Carrying amounts of major current liabilities included as part of discontinued operations:
Trade payables and accrued liabilities	10,513	20,616
Operating lease liabilities and other	1,951	2,215
Total current liabilities	12,464	22,831

Current liabilities of discontinued operations, net	12,277	21,102

Carrying amount of major non-current assets included as part of discontinued operations:
Right of use assets	$6,104	$7,001
Other	80	62
Total non-current assets	6,184	7,063

Carrying amount of major non-current liabilities included as part of discontinued operations:
Operating lease liabilities and other	4,696	6,096

Non-current assets of discontinued operations, net	$1,488	$967

During the six months ended January 31, 2024, the cash used in operating and investing activities of the discontinued operations was $11,304 and $0, respectively, primarily for reductions of trade payables and accrued liabilities, partially offset by collections of accounts receivable, and the period loss. During the six months ended January 31, 2023, the cash used in operating activities and investing activities of the discontinued operations was $8,043 and $441, respectively.

Note 3 - Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options, and unvested restricted stock units and performance stock units, is determined using the treasury stock method. As a result of the net loss for the three and six months ended January 31, 2024 and 2023, diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options, restricted stock units, warrants, assumed conversion of debentures, or unearned performance stock units because to do so would be antidilutive.

For the three and six months ended January 31, 2024, the effect of approximately 2,474,000 and 2,897,000, respectively, of outstanding “out of the money” options to purchase common shares and the effect of approximately 280,000 and 129,000, respectively, of outstanding restricted stock units were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive. During the three and six months ended January 31, 2024, the effect of approximately 754,000 and 647,000, respectively, of shares related to warrants and the effect of approximately 1,535,000 and 1,372,000, respectively of shares related to the assumed conversion of debentures were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive.

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

Products revenue by geography is as follows:

	Three Months Ended January 31		Six Months Ended January 31
	2024	2023	2024	2023
United States	$5,166	$4,144	$9,801	$8,239
Europe	2,286	2,277	4,424	4,181
Asia Pacific	1,101	1,093	2,134	2,197
Products revenue	$8,553	$7,514	$16,359	$14,617

As of August 1, 2023 and 2022, accounts receivable from continuing operations was $4,808 and $4,762, respectively.

Note 5 - Supplemental disclosure for statement of cash flows

During the six months ended January 31, 2024 and 2023, interest paid by the Company was $184 and $106, respectively.

For the six months ended January 31, 2024 and 2023, the net reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was $254 and $2, respectively. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

In connection with the completed sale of certain assets used in the operation of Enzo Clinical Labs, $5,000 of escrowed proceeds were included in prepaid and other assets as of January 31, 2024 and in other assets as of July 31, 2023. In connection with the full payment of a mortgage in July 2023, the restricted cash collateral deposit of $1,000 was released during the six months ended January 31, 2024.

During the six months ended January 31, 2024, state taxes paid on the gain on the completed sale of certain assets used in the operation of Enzo Clinical Labs were $729. For the six months ended January 31, 2024 and 2023, tax on capital paid by the Company was $23 and $9, respectively.

During the six months ended January 31, 2024, the Company disbursed $467 for taxes related to net share settlement of bonuses paid in stock to a current senior executive and a former senior executive.

Note 6 - Inventories

Inventories, net consisted of the following as at:

	January 31, 2024	July 31, 2023
Raw materials	$2,010	$2,206
Work in process	2,809	2,599
Finished products	2,981	3,134
	$7,800	$7,939

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

The Company’s obligations under the Debentures may be accelerated, at the Purchasers’ election, upon the occurrence of certain customary events of default. As of January 31, 2024 and July 31, 2023, there were no events of default. The Debentures contain customary representations, warranties and covenants including among other things and subject to certain exceptions, covenants that restrict the Company from incurring additional indebtedness, creating or permitting liens on assets, amending its charter documents and bylaws, repurchasing or otherwise acquiring more than a de minimis number of its Common Stock or equivalents thereof, repaying outstanding indebtedness, paying dividends or distributions, assigning or selling certain assets, making or holding any investments, and entering into transactions with affiliates.

The following table presents a reconciliation of the beginning and ending balances of the convertible debentures measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related change in fair value expense recorded in the consolidated statement of operations during the six months ended January 31, 2024:

Fair value, July 31, 2023	$2,514
Change in fair value of convertible debentures	711
Fair value, January 31, 2024	$3,225

During the three months ended January 31, 2024, the change in fair value expense recorded was $383. As of January 31, 2024, the outstanding principal of the convertible debentures was $3,608. Accrued interest as of January 31, 2024 was $29.

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

Note 8 – Long term debt

In April 2020, the Company’s subsidiary in Switzerland received a loan of CHF 400 (or $400, based on the foreign exchange rate as of July 31, 2020) from the Swiss government under the “Corona Krise” emergency loan program in response to the COVID-19 pandemic. This loan is uncollateralized and bears 0% interest. In January 2022, the bank agent of the Swiss government informed our subsidiary that the loan had to be fully amortized within a maximum of eight years and that the first of semiannual amortization payments of CHF 33 would begin in March 2022. In March 2022, the subsidiary made its first semi-annual principal repayment of CHF 33 (or $35 based on exchange rates). Based on this amortization schedule, the loan will be repaid by September 2027. The current portion of this loan is included in other current liabilities and the long term portion in long term debt – net as of January 31, 2024 and July 31, 2023.

Minimum future annual principal payments under this agreement as of January 31, 2024 are as follows:

July 31,	Total
2024	$39
2025	77
2026	77
2027	77
2028	39
Total principal payments	309
Less: current portion, included in other current liabilities	(75)
Long term debt – net	$234

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

Leases	Balance Sheet Classification	January 31, 2024	July 31, 2023
Assets
Operating	Right-of-use assets	$3,187	$3,626
Total lease assets		$3,187	$3,626

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$862	$980

Non-current:
Operating	Operating lease liabilities, non-current	2,785	3,160
Total lease liabilities		$3,647	$4,140

Components of lease cost were as follows:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Operating lease cost – net (a)	$141	$114	$281	$376

(a)	Net of $126 and $252 of sublease income for the three and six months ended January 31, 2024, respectively, and $114 for the three and six months ended January 31, 2023.

The maturities of the Company’s lease liabilities as of January 31, 2024 are as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases
2024	$571
2025	896
2026	886
2027	881
2028	808
Total lease payments	4,042
Less: Interest (a)	(395)
Present value of lease liabilities	$3,647

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the for the six months ended January 31 were as follows:

Lease term and discount rate	2024	2023
Weighted-average remaining lease term (years) - operating leases	4.3 years	5.3 years

Weighted-average discount rate – operating leases	5.1%	5.1%

See Note 5 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the six months ended January 31, 2024 and 2023.

Note 10 - Accrued Liabilities and other current liabilities

Accrued liabilities consist of:

	January 31, 2024	July 31, 2023
Payroll, benefits and commissions	$4,515	$7,421
Professional fees	688	610
Legal	1,237	2,248
Other	1,086	1,464
	$7,526	$11,743

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of January 31, 2024 and July 31, 2023, the Company had established reserves of $174 and $631, respectively, which are included in accrued liabilities for payroll, benefits and commissions, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

At January 31, 2024 and July 31, 2023 other current liabilities consist of the current portion of the Swiss government loan.

Note 11 - Stockholders’ equity

Controlled Equity Offering

In May 2023, the Company entered into a sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as sales agent (“Riley”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Riley, shares of the Company’s common stock, par value $0.01 per share (“Shares”) having an aggregate offering price of up to $30 million. The Company pays Riley a commission of 3.0% of the aggregate gross proceeds received under the Sale Agreement. The Company is not obligated to make any sales of Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Riley or the Company, as permitted therein. In May 2023, the Company filed with the SEC a “shelf” registration and sales agreement prospectus covering the Sales Agreement. A total of $150 million of securities, including those covered by the Sales Agreement, may be sold under the shelf registration which was declared effective in July 2023. During the fourth quarter of the fiscal year ended July 31, 2023, the Company sold 276,479 shares for net proceeds of $386. There was no activity during the six months ended January 31, 2024.

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

The exercise price of options granted under the Amended and Restated 2011 Plan, as amended and restated, is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan, as amended and restated, will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan, as amended and restated, will remain in effect until they have been exercised or terminated, or have expired. As of January 31, 2024, there were approximately 5,214,000 shares of common stock available for grant under the Amended and Restated 2011 Plan, as amended and restated.

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

During the six months ended January 31, 2024, the Company recognized $519 of share based compensation with respect to stock options and $367 of share based compensation with respect to restricted stock units as a result of the termination of the former CEO during the quarter then ended. See Note 14.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Stock options and performance stock units	$98	$233	$743	$412
Restricted stock units	163	202	593	388
	$261	$435	$1,336	$800

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
Selling, general and administrative	$249	$429	$1,319	$789
Cost of revenues	12	6	17	11
	$261	$435	$1,336	$800

No excess tax benefits were recognized during the six month periods ended January 31, 2024 and 2023.

The following table summarizes stock option activity during the six month period ended January 31, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2023	3,829,500	$2.61			—
Granted	—	—
Exercised	—	—		$
Cancelled or expired	(1,355,130)	$1.72
Outstanding at end of period	2,474,370	$2.69	2.6 years		$—
Exercisable at end of period	2,313,784	$2.83	1.7 years		$—

As of January 31, 2024, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $519 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately one and one half years. The intrinsic value of stock option awards represents the value of the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options that are outstanding.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended January 31, 2024:

	Number of RSUs outstanding	Weighted Average Fair Value per Unit at Date of Grant	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at beginning of fiscal year	557,490	$2.21	1.1 years	825
Granted	255,825	$1.27		—
Vested	(191,063)	$3.21
Cancelled	(100,000)	$1.97
Outstanding at end of period	522,252	$1.44	0.5 years	$658
Expected to vest at end of period	522,252	$1.44	0.5 years	$658

Certain directors had not received their vested RSU shares, totaling 144,530, as of July 31, 2023. These shares were issued during the six months ended January 31, 2024.

During the six months ended January 31, 2024, 173,333 RSUs vested and 100,000 were cancelled as a result of the termination of the former CEO. The vested shares had not been issued as of January 31, 2024.

During the three and six months ended January 31, 2024, the Company recognized shared based compensation expense for RSU’s of $163 and $593, respectively. As of January 31, 2024, the total future compensation cost related to non-vested RSUs, not yet recognized in the statements of operations, was $300 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately one half years.

Performance Stock Units

During the three and six months ended January 31, 2024, the Company recognized no share based compensation for Performance Stock Units (“PSUs”). During the three and six months ended January 31, 2023, the Company recognized $3 and $(45) of share based compensation (reversal of compensation) for PSUs. During the six months ended January 31, 2024, one senior executive vested in 10,640 shares of stock which were issued subsequent to January 31, 2024. As of January 31, 2024 there were no PSUs outstanding.

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended January 31, 2024

	Products	Corporate & Other	Consolidated
Revenues	$8,553	—	$8,553

Operating costs and expenses:
Cost of revenues	4,329	—	4,329
Research and development	578	$2	580
Selling, general and administrative	3,284	1,784	5,068
Legal and related expenses	22	739	761
Total operating costs and expenses	8,213	2,525	10,738

Operating income (loss)	340	(2,525)	(2,185)

Other income (expense)
Interest	34	859	893
Change in fair value of convertible debentures	—	(383)	(383)
Other	2	117	119
Foreign exchange gain	693	—	693
Income (loss) before taxes	$1,069	$(1,932)	$(863)

Depreciation and amortization included above	$172	$95	$267

Share-based compensation included above:
Selling, general and administrative	42	207	249
Cost of sales	12	—	12
Total	$54	$207	$261

Capital expenditures	$—	$27	$27

Three months ended January 31, 2023

	Products	Corporate & Other	Consolidated
Revenues	$7,514	—	$7,514

Operating costs and expenses:
Cost of revenues	4,616	—	4,616
Research and development	1,113	$12	1,125
Selling, general and administrative	3,036	2,394	5,430
Legal and related expenses	11	877	888
Total operating costs and expenses	8,776	3,283	12,059

Operating loss	(1,262)	(3,283)	(4,545)

Other income (expense)
Interest	29	34	63
Other	2	116	118
Foreign exchange gain	1,472	—	1,472
Income (loss) before taxes	$241	$(3,133)	$(2,892)

Depreciation and amortization included above	$171	$91	$262

Share-based compensation included above:
Selling, general and administrative	20	409	429
Cost of sales	6	—	6
Total	$26	$409	$435

Capital expenditures	$632	$41	$673

Six months ended January 31, 2024

	Products	Corporate & Other	Consolidated
Revenues	$16,359	—	$16,359

Operating costs and expenses:
Cost of revenues	8,680	—	8,680
Research and development	1,416	$13	1,429
Selling, general and administrative	6,383	5,687	12,070
Legal and related expenses	51	1,784	1,835
Total operating costs and expenses	16,530	7,484	24,014

Operating loss	(171)	(7,484)	(7,655)

Other income (expense)
Interest	68	1,802	1,870
Change in fair value of convertible debentures	—	(711)	(711)
Other	3	273	276
Foreign exchange loss	(318)	—	(318)
Loss before taxes	$(418)	$(6,120)	$(6,538)

Depreciation and amortization included above	$338	$199	$537

Share-based compensation included above:
Selling, general and administrative	65	1,254	1,319
Cost of sales	17	—	17
Total	$82	$1,254	$1,336

Capital expenditures	$246	$33	$279

Six months ended January 31, 2023

	Products	Corporate & Other	Consolidated
Revenues	$14,617	—	$14,617

Operating costs and expenses:
Cost of revenues	9,205	—	9,205
Research and development	1,803	$21	1,824
Selling, general and administrative	5,920	4,946	10,866
Legal and related expenses	36	1,859	1,895
Total operating costs and expenses	16,964	6,826	23,790

Operating loss	(2,347)	(6,826)	(9,173)

Other income (expense)
Interest	54	81	135
Other	4	114	118
Foreign exchange gain	675	—	675
Income (loss) before taxes	$(1,614)	$(6,631)	$(8,245)

Depreciation and amortization included above	$336	$174	$510

Share-based compensation included above:
Selling, general and administrative	40	749	789
Cost of sales	11	—	11
Total	$51	$749	$800

Capital expenditures	$938	$224	$1,162

Note 13 – Contingencies

Ransomware Attack

In April 2023, the Company experienced a ransomware attack (the “ransomware attack”) that impacted certain critical information technology systems. In response, we promptly deployed containment measures, including disconnecting our systems from the internet, launching an investigation with assistance from third-party cybersecurity experts, and notifying law enforcement. We adhered to our disaster recovery plan, which enabled us to maintain operations throughout the incident response process. We are in the process of evaluating the full scope of the costs and related impacts of this incident. The Company’s facilities remained open, and we continued to provide services to patients and partners. We later became aware that certain data, including names, test information, and Social Security numbers, was accessed, and in some instances, exfiltrated from the Company’s information technology systems as part of this incident. The investigation identified unauthorized access to or acquisition of clinical test information of approximately 2,470,000 individuals. The Social Security numbers of approximately 600,000 of these individuals may also have been involved. Additionally, the Company has determined that some employees’ information may have been involved. The Company has provided notice to the individuals whose information may have been involved, as well as to regulatory authorities, in accordance with applicable law.

Enzo Biochem is currently subject to regulatory inquiry from the New York Attorney General, a joint inquiry from the Connecticut and New Jersey Attorneys General and an inquiry from the Utah Attorney General. All inquiries ask questions about the ransomware attack, as well as the corrective actions taken in response.  It is not known at this time whether the Attorneys General will seek any penalty against the Company. We are unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company or to estimate the amount or range of any potential liability, if any, at this time.

Enzo Biochem is also subject to regulatory inquiries from the Office for Civil Rights regarding the ransomware attack. It is not known at this time whether the Office for Civil Rights will seek a penalty against the Company. We are unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company or to estimate the amount or range of any potential liability, if any, at this time.

There is also pending Class Action litigation:

In re Enzo Biochem Data Breach Litigation, No. 2:23-cv-04282 (EDNY)

In the Eastern District of New York twenty putative class actions have been consolidated alleging various harms stemming from the April 2023 data incident. Interim lead counsel has been appointed and filed a Consolidated Amended Complaint on November 13, 2023. The complaint seeks to certify a federal class as well as several state subclasses. The Consolidated Amended Complaint brings various statutory and common law claims including negligence, negligence per se, breach of fiduciary duty, breach of implied contract, breach of the implied covenant of good faith and fair dealing, violation of the New York’s General Business Law § 349, Invasion of Privacy, violations of the Connecticut Unfair Trade Practices Act, violations of the New Jersey Consumer Fraud Act. The Company’s motion to dismiss is due on April 8, 2024.

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

Patent Matters

The Company (as plaintiff) has brought cases in the United States District Court for the District of Delaware (“the Court”), alleging patent infringement against various companies.

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

Arbitration with former executives

The Company terminated the employment of Elazar Rabbani, Ph.D., the Company’s former Chief Executive Officer, effective April 21, 2022.  Dr. Rabbani was a board director of the Company until the Annual Meeting on January 31, 2024, when his term expired. Dr. Rabbani was a party to an employment agreement with the Company that entitled him to certain termination benefits, including severance pay, acceleration of vesting of share-based compensation, and continuation of benefits. Based on the terms of his employment agreement, the Company estimated and accrued a charge of $2,600 in fiscal year 2022 which is included in Selling, general and administrative expenses. The charge was partially offset by the reversal of bonus accruals. In May 2022, the Company paid Dr. Rabbani $2,123 in severance (the payment constituted taxable income but the Company did not withhold taxes from the payment). In July 2022, the Company paid Dr. Rabbani’s income and other withholding taxes of $1,024 related to that payment on Dr. Rabbani’s behalf. Dr. Rabbani disputed, among other things, the Company’s decision to not award him a bonus for fiscal year 2021 and the amount of severance that was owed to him under his employment agreement.  On July 8, 2022, the Company filed a demand for arbitration with the American Arbitration Association (the “AAA”) seeking, among other things, a declaration that the Company has fully satisfied its contractual obligations to Dr. Rabbani and seeking the tax withholding reimbursement referenced above.  On August 4, 2022, Dr. Rabbani filed counterclaims in the arbitration seeking, among other things, a bonus for fiscal year 2021 and additional severance that he asserted was owed to him. At the parties’ joint request, the arbitration has been stayed while the parties work towards resolving the matter. A provision was made in the financial statements as of July 31, 2023 based on a reasonable estimate; however, the actual exposure may differ.

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

Other Matters

On or about March 2, 2023, a verified complaint was filed in the Supreme Court of the State of New York, New York County captioned Elazar Rabbani (as plaintiff) v. Mary Tagliaferri, et al. (as defendants), Index No. 651120/2023. The verified complaint purports to assert causes of action for breach of fiduciary duty and corporate waste under N.Y.B.C.L. § 720, and seeks an accounting and certain injunctive relief. Plaintiff served a copy of the verified complaint on Enzo’s agent for service in New York on or about March 13, 2023. On August 4, 2023, defendants moved to dismiss all the causes of action asserted in the verified complaint. Plaintiff filed an amended complaint on or about  October 4, 2023, adding, among other things, an additional cause of action for violation of N.Y.B.C.L. § 626. On October 23, 2023, Defendants filed a reply in further support of their motion to dismiss. On October 24, 2023, Plaintiff sought leave to file an opposition brief. Defendants filed an opposition to that request on October 26, 2023. On October 31, 2023, in response to a question from the Court’s law clerk, Defendants reiterated that they had elected to apply their original motion to dismiss to the amended pleading. On November 6, 2023, Plaintiff filed an opposition to Defendants’ motion to dismiss. On November 17, 2023, Defendants filed a reply brief in further support of their motion to dismiss the Amended Complaint. The Company cannot predict the outcome of this matter.

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

The severance benefits with respect to salary and bonus were accrued during the three months ended October 31, 2023. The share-based charges related to the immediate vesting of the remainder of the restricted stock unit award and options granted upon employment were also recognized during the three months ended October 31, 2023.

On September 5, 2023, the Company’s board of directors appointed Kara Cannon, the Company’s Chief Operating Officer, to serve as Interim Chief Executive Officer of the Company, which became effective immediately upon Mr. Erfanian’s resignation as Chief Executive Officer. On January 31, 2024, the Company’s board of directors appointed Kara Cannon as the Company’s Chief Executive Officer and Patricia Eckert, CPA as the Company’s Chief Financial Officer.

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

Discontinued operations – sale of Clinical Services business to Labcorp

Effective July 24, 2023, pursuant to an Asset Purchase Agreement, dated March 16, 2023 (the “Asset Purchase Agreement”), we completed the sale of certain assets used in the operation of Enzo Clinical Labs and the assignment of certain clinical lab liabilities to Laboratory Corporation of America Holdings, a Delaware corporation (“Labcorp”) for an aggregate purchase price of $113.25 million in cash, subject to customary closing adjustments (such assets and liabilities, the “clinical services business”). In connection with the sale, $5 million of escrowed proceeds were included in prepaid and other assets as of January 31, 2024 and in other assets as of July 31, 2023  In accordance with the sale, we ceased our clinical services operations. As a consequence of the sale, for the three and six months ended January 31, 2024 and 2023 we have classified as discontinued operations all income and expenses attributable to the clinical services business.

Discontinued Operations Carve Out and Expense Allocations

As a consequence of the sale of the clinical services business, for the three and six months ended January 31, 2024 and 2023, results from operations for that business are classified as discontinued operations, as are its assets and liabilities as of January 31, 2024 and July 31, 2023. The carve out of the discontinued operations was prepared in accordance with the Securities and Exchange Commission’s carve out rules under ASC 205-20 Discontinued Operations and is derived from identifying and carving out the specific assets, liabilities, operating expenses and interest expense associated with the clinical services business’s operations. Certain administrative and overhead expenses, including personnel expenses, which were incurred by us (for which the discontinued operation benefited from such resources) are allocated out of the discontinued operations based upon the identification of those allocated expenses and to the continuing operations.

For the three and six months ended January 31, 2023, we allocated $561 and $1,097, respectively of selling, general and administrative expenses from the discontinued operations to the continuing operations in the accompanying results of operations tables and explanations.

Ransomware attack

In April 2023, the Company experienced a ransomware attack that impacted certain critical information technology systems. In response, we promptly deployed containment measures, including disconnecting our systems from the internet, launching an investigation with assistance from third-party cybersecurity experts, and notifying law enforcement. We adhered to our disaster recovery plan, which enabled us to maintain operations throughout the incident response process. The Company’s facilities remained open, and we continued to provide services to patients and partners. We later became aware that certain data, including names, test information, and Social Security numbers, was accessed, and in some instances, exfiltrated from the Company’s information technology systems as part of this incident. The investigation identified unauthorized access to or acquisition of clinical test information of approximately 2,470,000 individuals. The Social Security numbers of approximately 600,000 of these individuals may also have been involved. Additionally, the Company has determined that some employees’ information may have been involved. The Company has provided notice to the individuals whose information may have been involved, as well as to regulatory authorities, in accordance with applicable law. The Company has incurred, and may continue to incur, related expenses. The Company’s cybersecurity insurance carrier is covering up to $3 million of the remediation costs related to this incident and is paying all service providers directly from the policy.

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

Results of Operations from Continuing Operations

Three months ended January 31, 2024 compared to January 31, 2023
(in $000s)

Comparative Financial Data from Continuing Operations for the three months ended January 31,

	2024	2023	Favorable (Unfavorable)	% Change

Revenues	$8,553	$7,514	$1,039	14

Operating costs and expenses:
Cost of revenues	4,329	4,616	287	6
Research and development	580	1,125	545	48
Selling, general and administrative	5,068	5,430	362	7
Legal and related expenses	761	888	127	14
Total operating costs and expenses	10,738	12,059	1,321	11

Operating loss	(2,185)	(4,545)	2,360	52

Other income (expense):
Interest, net	893	63	830	**
Fair value adjustment	(383)	—	(383)	**
Other	119	118	1	**
Foreign exchange gain	693	1,472	(779)	(53)
Loss before income taxes	$(863)	$(2,892)	$2,029	70

**	not meaningful

Consolidated Results:

The “2024 period” and the “2023 period” refer to the three months ended January 31, 2024 and January 31, 2023, respectively.

Product revenues were $8.5 million in the 2024 period and $7.5 million in the 2023 period, an increase of approximately $1.0 million or 14%. During the 2024 period, we experienced a 25% increase in revenues in the US market, driven by an increase in the marketing effort in drug development and cell gene therapy markets.

The cost of Product revenues was $4.3 million in the 2024 period and $4.6 million in the 2023 period, a decrease of $0.3 million or 6%. The gross profit margin for Products was approximately 49% in the 2024 period and 39% in the 2023 period. The 2024 period gross profit was positively impacted by the more positive mix of the types of products sold, higher revenues sourced from the US market, and lower input costs. The 2023 period was negatively impacted by the impact of inflation on materials cost and market adjustment salary increases.

Research and development expenses were $0.6 million in the 2024 period and $1.1 million in the 2023 period, a decrease of $0.5 million or 48%. Throughout the 2024 period there were no research and development activities pertaining to translational research due to our exiting the clinical reference business at the end of fiscal 2023.

Selling, general and administrative expenses were $5.1 million during the 2024 period versus $5.4 million during the 2023 period, a decrease of $0.3 million or 7%. The Corporate and Other segment expense decreased $0.6 million during the 2024 period primarily due to the termination of a former senior officer in first three months of fiscal 2024 and therefore there were no associated compensation costs incurred during the current 2024 period. The Products segment expense in the 2023 period increased approximately $0.3 million compared to the 2023 period due to investments in information technology and sales and marketing.

Legal and related expenses were $0.8 million during the 2024 period and $0.9 million in the 2023 period, a decrease of $0.1 million or 14%. During both periods, but more so in the 2023 period, we required significant legal expertise and assistance associated with matters related to two former senior executives’ arbitration, one of which was settled during the 2024 period and one of which is ongoing. During the 2024 period, we also required legal expertise and assistance associated with the ransomware attack.

Interest income, net was $0.9 million in the 2024 period and $0.1 million in the 2023 period, a favorable variance of $0.8 million. The 2024 period’s interest income was earned on the net proceeds from the Asset Purchase Agreement (as defined above), which are on deposit in a money market fund. In the 2024 period we incurred interest expense on 10% convertible debentures which partially offset some of the interest income. In the 2023 period, we earned some interest in a money market fund which was partially offset by interest expense primarily on a mortgage.

We recorded a fair value adjustment charge of approximately $0.4 million for the 10% convertible debentures based on their fair value as of January 31, 2024, which are due in May 2024.

Other income in both periods is primarily from the subletting of a portion of our office space in New York, NY.

The foreign exchange gain recognized by the Products segment during the 2024 period was $0.7 million compared to gain of $1.5 million in the 2023 period, an unfavorable variance of $0.8 million.

The revaluation gains in both periods was due to the depreciation of U.S. dollar versus the British pound and Swiss franc as of the end of that period compared to its start and the impact that had on revaluing certain British pound assets and Swiss franc liabilities into U.S. dollars. The depreciation of the U.S. dollar versus these currencies was greater in the 2023 period than the 2024 period.

Results of Operations from Continuing Operations

Six months ended January 31, 2024 compared to January 31, 2023
(in $000s)

Comparative Financial Data from Continuing Operations for the six months ended January 31,

	2024	2023	Favorable (Unfavorable)	% Change

Revenues	$16,359	$14,617	$1,742	12

Operating costs and expenses:
Cost of revenues	8,680	9,205	525	6
Research and development	1,429	1,824	395	22
Selling, general and administrative	12,070	10,866	(1,204)	(11)
Legal and related expenses	1,835	1,895	60	3
Total operating costs and expenses	24,014	23,790	(224)	(1)

Operating loss	(7,655)	(9,173)	1,518	17

Other income (expense):
Interest, net	1,870	135	1,735	**
Fair value adjustment	(711)	—	(711)	**
Other	276	118	158	**
Foreign exchange (loss) gain	(318)	675	(993)	**
Loss before income taxes	$(6,538)	$(8,245)	$1,707	21

**	not meaningful

Consolidated Results:

The “2024 period” and the “2023 period” refer to the six months ended January 31, 2024 and January 31, 2023, respectively.

Product revenues were $16.4 million in the 2024 period and $14.6 million in the 2023 period, an increase of approximately $1.7 million or 12%. During the 2024 period, we experienced a 19% increase in the US market and a 6% increase in the European market, partially offset by a small decrease in the Asia Pacific market. The increase in revenues was driven by an increase in the marketing effort in drug development and cell gene therapy markets.

The cost of Product revenues was $8.7 million in the 2024 period and $9.2 million in the 2023 period, a decrease of $0.5 million or 6%. The gross profit margin for Products was approximately 47% in the 2024 period and 37% in the 2023 period. The 2024 period gross profit was positively impacted by the more positive mix of the types of products sold, higher revenues sourced from the US market, and lower input costs. The 2023 period was negatively impacted by the impact of inflation on materials cost and market adjustment salary increases.

Research and development expenses were $1.4 million in the 2024 period and $1.8 million in the 2023 period, a decrease of $0.4 million or 22%. At the start of the 2024 period, we had ended our research and development activities into translation products due to our exiting the clinical reference business.

Selling, general and administrative expenses were $12.1 million during the 2024 period versus $10.9 million during the 2023 period, an increase of $1.2 million or 11%. The Corporate and Other segment expense increased $0.7 million during the 2024 period primarily due to severance provisions and accelerated recognition of share-based compensation related to a former senior officer. The Products segment expense in the 2024 period increased $0.5 million compared to 2023 due to investments in information technology and sales and marketing.

Legal and related expenses were $1.8 million during the 2024 period and $1.9 million in the 2023 period, a decrease of $0.1 million or 3%. During both periods, but more so in the 2023 period, we required significant legal expertise and assistance associated with matters related to two former senior executives’ arbitration, one of which was settled during the 2024 period and one of which is ongoing. During the 2024 period, we also required legal expertise and assistance associated with the ransomware attack.

Interest income, net was $1.9 million in the 2024 period and $0.1 million in the 2023 period, a favorable variance of $1.7 million. The 2024 period’s interest income was earned on the net proceeds from the Asset Purchase Agreement (as defined above), which are on deposit in a money market fund. In the 2024 period we incurred interest expense on 10% convertible debentures which partially offset some of the interest income. In the 2023 period, we earned some interest in a money market fund which was partially offset by interest expense primarily on a mortgage.

We recorded a fair value adjustment charge of approximately $0.7 million for the 10% convertible debentures based on their fair value as of January 31, 2024, which are due in May 2024.

Other income in both periods is primarily from the subletting of a portion of our office space in New York, NY.

The foreign exchange loss recognized by the Products segment during the 2024 period was $0.3 million compared to gain of $0.7 million in the 2023 period, an unfavorable variance of $1.0 million.

The 2024 period revaluation loss was due to the depreciation of the Swiss franc versus the Euro and British pound as of the end of the period compared to the start of the period and the impact that had when certain Euro and British pound liabilities were revalued into Swiss francs. The revaluation gain in the 2023 period was due to the depreciation of U.S. dollar versus the British pound and Swiss franc as of the end of that period compared to its start and the impact that had on revaluing certain British pound assets and Swiss franc liabilities into U.S. dollars.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and restricted cash as of January 31, 2024 and July 31, 2023 was $60.2 million and $83.4 million, respectively. Our working capital was $55.6 million and $58.5 million as of January 31, 2024 and July 31, 2023, respectively. The decrease of $23.1 million in our cash and cash equivalents and restricted cash balance as of January 31, 2024 was primarily due to the period net loss and by cash used to pay down accounts payable – trade and accrued liabilities particularly those of the discontinued operations.

Net cash used in operating activities during the 2024 period was $22.3 million, compared to $14.9 million during the 2023 period, an unfavorable variance of $7.4 million, primarily due to the period loss and paydown of accounts payable – trade and accrued liabilities.

Net cash used in investing activities during the 2024 period was approximately $0.3 million as compared to $1.5 million in the 2023 period and represent capital expenditures.

Net cash used in financing activities in the 2024 period amounted to $0.5 million compared to $0.2 million in the 2023 period, an increase of $0.3 million, primarily for withholding taxes on bonuses paid in stock.

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

On an on-going basis, we evaluate our estimates, including those related to contractual expense, allowance for expected credit losses, inventory, and income taxes. The Company bases its estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable

Accounts receivable are reported at realizable value, net of expected credit losses, which is estimated and recorded in the period of the related revenue.

As of January 31, 2024 and July 31, 2023, Products accounts receivable, net were $5,116 and $4,808, respectively. As of January 31, 2024 and July 31, 2023, these totals include foreign receivables, net, of $1,497 and $1,277, respectively.

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

During the three and six months ended January 31, 2024 and 2023 there was no impairment of depreciable long-lived assets used in continuing operations.

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

Control Environment, Risk Assessment, Information and Communication, and Control Activities

We did not maintain effective internal control related to our control environment, risk assessment, information and communication, and control activities:

●	In April 2023, we became aware that we were exposed to a ransomware attack in our Information Technology environment which interrupted systems and affected operations. The effect of these circumstances significantly impacted the following:

o	our ability to access and reinstate our financial systems for an extended period to a new normal state of operation;

o	the need to rebuild our financial information from backups as a result of the ransomware attack;

o	additional workload associated with process workflows that were previously automated but were manually performed as a result of the ransomware attack.

●	We were required to supplement resources and as a result, did not adequately perform in a timely manner the following:

o	assessment, redesign and timely evaluation of performance of controls over financial reporting risks as a result of existing IT circumstances; and

o	generate real time information across the organization to allow the finance department to perform timely application of controls; and

o	Internal controls over financial reporting related to the recording and processing of revenue transactions could not be completed timely using standard methods due to the limitations of access to data.

Management began remediation measures during and after the April 30, 2023 period end which were substantially implemented by July 31, 2023. During the six months of the fiscal year ending July 31, 2024, evaluation of certain controls’ effectiveness could not be performed according to the typical frequency or sufficient evidence of control performance was not available for testing due to the cyber incident.

Changes in Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2024. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of January 31, 2024, our internal control over financial reporting was not effective because the six months of the period included timeframes during which specific data was not available for testing.

Except as otherwise described above, there was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K, as amended for the fiscal year ended July 31, 2023 filed with the Securities and Exchange Commission, other than as noted in Note 13 to the Consolidated Financial Statements as of January 31, 2024, which is incorporated herein by reference.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: March 13, 2024	by:	/s/ Patricia Eckert
Chief Financial Officer and Principal Accounting Officer