Form 10-Q
period 2024-04-30
ENZO BIOCHEM INC
filed 2024-06-13
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 001-09974

ENZO BIOCHEM, INC.
(Exact name of registrant as specified in its charter)

New York	13-2866202
(State or Other Jurisdiction of	(IRS. Employer
Incorporation or Organization)	Identification No.)

21 Executive Blvd. Farmingdale, New York	11735
(Address of Principal Executive office)	(Zip Code)

(631) 755-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock $0.01 par value	ENZ	The New York Stock Exchange

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

Yes ☐ No ☒

As of June 10, 2024, the Registrant had 51,457,660 shares of common stock outstanding.

ENZO BIOCHEM, INC.

FORM 10-Q

April 30, 2024

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 30, 2024 (unaudited)	July 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$57,156	$82,373
Accounts receivable, net	3,935	4,808
Inventories, net	7,324	7,939
Prepaid expenses and other current assets, including $5,000 escrow at April 30, 2024 and $1,000 restricted cash at July 31, 2023	7,321	3,336
Total current assets	75,736	98,456

Property, plant, and equipment, net	12,638	13,086
Right-of-use assets	2,959	3,626
Other assets, including $5,000 escrow at July 31, 2023	591	5,745
Non-current assets of discontinued operations, net	1,545	967
Total assets	$93,469	$121,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$1,520	$3,575
Accrued liabilities	5,376	11,743
Current portion of operating lease liabilities	799	980
Current portion of long term debt	75	75
Convertible debentures	3,609	2,514
Current liabilities of discontinued operations, net	10,284	21,102
Total current liabilities	21,663	39,989

Operating lease liabilities, non-current	2,595	3,160
Long term debt, net	180	269
Total liabilities	$24,438	$43,418

Contingencies – see Note 13

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 51,227,535 at April 30, 2024 and 49,997,631 at July 31, 2023	511	499
Additional paid-in capital	347,069	344,435
Accumulated deficit	(281,047)	(268,350)
Accumulated other comprehensive income	2,498	1,878
Total stockholders’ equity	69,031	78,462

Total liabilities and stockholders’ equity	$93,469	$121,880

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Revenues	$8,022	$7,485	$24,381	$22,102

Operating costs and expenses:
Cost of revenues	4,289	4,476	12,969	13,681
Research and development	605	884	2,035	2,708
Selling, general and administrative	4,479	6,212	16,550	17,078
Legal and related expense, net	692	4,265	2,527	6,160
Total operating costs and expenses	10,065	15,837	34,081	39,627

Operating loss	(2,043)	(8,352)	(9,700)	(17,525)

Other income (expense):
Interest, net	726	(36)	2,595	99
Change in fair value of convertible debentures	(384)	-	(1,095)	-
Other	94	144	373	262
Foreign exchange (loss) gain	(524)	347	(842)	1,022
Total other income (expense)	(88)	455	1,031	1,383

Loss before income taxes	(2,131)	(7,897)	(8,669)	(16,142)
Income taxes	—	—	—	—
Net loss from continuing operations	$(2,131)	$(7,897)	$(8,669)	$(16,142)
Net loss from discontinued operations	(889)	(7,290)	(4,028)	(21,000)
Net loss	(3,020)	(15,187)	(12,697)	(37,142)

Net loss per common share – basic and diluted:
Continuing operations	$(0.04)	$(0.16)	$(0.17)	$(0.33)
Discontinued operations	(0.02)	(0.15)	(0.08)	(0.43)
Total net loss per basic and diluted common share	$(0.06)	$(0.31)	$(0.25)	$(0.76)

Weighted average common shares outstanding:
Basic and diluted	51,214	49,384	50,629	48,944

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Net loss	$(3,020)	$(15,187)	$(12,697)	$(37,142)
Other comprehensive (loss) income:
Foreign currency translation adjustments	452	(372)	620	(994)
Comprehensive loss	$(2,568)	$(15,559)	$(12,077)	$(38,136)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended April 30, 2024 and 2023

(unaudited)

(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2024	50,489,771	$504	$346,252	$(278,027)	$2,046	$70,775
Net loss for the period ended April 30, 2024	—	—	—	(3,020)	—	(3,020)
Share-based compensation charges	—	—	207	—	—	207
Vested restricted and performance stock units issued	249,912	2	—	—	—	2
Issuance of common stock for employee 401(k) plan match	487,852	5	610	—	—	615
Foreign currency translation adjustments	—	—	—	—	452	452
Balance at April 30, 2024	51,227,535	$511	$347,069	$(281,047)	$2,498	$69,031

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2023	48,733,054	$487	$340,407	$(310,593)	$2,529	$32,830
Net loss for the period ended April 30, 2023	—	—	—	(15,187)	—	(15,187)
Share-based compensation charges	—	—	563	—	—	563
Vesting of restricted stock units	86,667	1	—	—	—	1
Exercise of stock options	6,667	—	14	—	—	14
Issuance of common stock for employee 401(k) plan match	843,100	8	1,071	—	—	1,079
Foreign currency translation adjustments	—	—	—	—	(372)	(372)
Balance at April 30, 2023	49,669,488	$496	$342,055	$(325,780)	$2,157	$18,928

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended April 30, 2024 and 2023

(unaudited)

(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2023	49,997,631	$499	$344,435	$(268,350)	$1,878	$78,462
Net loss for the period ended April 30, 2024	—	—	—	(12,697)	—	(12,697)
Vested restricted and performance stock unit issued	394,442	4	—	—	—	4
Common stock issued for Asset Purchase Agreement bonus payment	347,610	3	481	—	—	484
Share-based compensation charges	—	—	1,543	—	—	1,543
Issuance of common stock for employee 401(k) plan match	487,852	5	610	—	—	615
Foreign currency translation adjustments	—	—	—	—	620	620
Balance at April 30, 2024	51,227,535	$511	$347,069	$(281,047)	$2,498	$69,031

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2022	48,720,454	$487	$339,462	$(288,638)	$3,151	$54,462
Net loss for the period ended April 30, 2023	—	—	—	(37,142)	—	(37,142)
Share-based compensation charges	—	—	1,508	—	—	1,508
Vesting of restricted stock units	86,667	1	—	—	—	1
Vesting of performance stock units	12,600	—	—	—	—	—
Exercise of stock options	6,667	—	14	—	—	14
Issuance of common stock for employee 401(k) plan match	843,100	8	1,071	—	—	1,079
Foreign currency translation adjustments	—	—	—	—	(994)	(994)
Balance at April 30, 2023	49,669,488	$496	$342,055	$(325,780)	$2,157	$18,928

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended April 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,697)	$(37,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of convertible debentures	1,095	—
Depreciation and amortization of property, plant and equipment	874	2,076
Share-based compensation charges	1,543	1,508
Share-based 401(k) employer match expense	494	772
Unrealized foreign exchange loss (gain)	764	(1,081)
Gain on operating lease terminations	(554)	—

Changes in operating assets and liabilities:
Accounts receivable	2,475	1,861
Inventories	636	91
Prepaid expenses and other assets	(88)	1,350
Accounts payable – trade	(7,654)	5,128
Accrued liabilities, other current liabilities and other liabilities	(12,062)	5,492
Total adjustments	(12,477)	17,197

Net cash used in operating activities	(25,174)	(19,945)

Cash flows from investing activities:
Capital expenditures	(422)	(2,187)
Net cash used in investing activities	(422)	(2,187)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	14
Proceeds from borrowings under Revolving Credit Agreement	—	7,565
Repayments under Revolving Credit Agreement	—	(4,211)
Repayments under mortgage agreement and capital leases	(110)	(253)
Cash payments for taxes related to net share settlements of equity compensation and awards	(474)	—
Net cash (used in) provided by financing activities	(584)	3,115

Effect of exchange rate changes on cash and cash equivalents	(37)	46

Decrease in cash and cash equivalents and restricted cash	(26,217)	(18,971)
Cash and cash equivalents and restricted cash - beginning of period	83,373	22,603
Cash and cash equivalents and restricted cash - end of period	$57,156	$3,632

Composition of cash and cash equivalents and restricted cash is as follows:
Cash and cash equivalents	57,156	2,632
Restricted cash	—	1,000
Total cash and cash equivalents and restricted cash	$57,156	$3,632

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2024

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

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Inc. (“Enzo Life Sciences”), Enzo Therapeutics, Inc. (“Enzo Therapeutics”), Enzo Realty LLC (“Enzo Realty”), and Enzo Realty II LLC (“Enzo Realty II”), collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies.” The financial statements also include as discontinued operations the accounts of its wholly owned subsidiary Enzo Clinical Labs, Inc. (“Enzo Clinical Labs”). Effective July 24, 2023 we completed the sale of certain assets used in its clinical services operations to Laboratory Corporation of America Holdings, a Delaware corporation (“Labcorp”), and thereby exited the clinical services business. See Note 2.

The Company has one reportable segment, Products. The consolidated balance sheet as of April 30, 2024, the consolidated statements of operations, comprehensive loss and stockholders’ equity for the three and nine months ended April 30, 2024 and 2023, and the consolidated statements of cash flows for the nine months ended April 30, 2024 and 2023 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the fiscal year ended July 31, 2023 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2023 has been derived from the audited financial statements at that date. The results of operations for the nine months ended April 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2024.

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds. At April 30, 2024 and July 31, 2023, the Company had cash and cash equivalents in foreign bank accounts of $1,240 and $419, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company believes the fair value of the aforementioned financial instruments approximates the cost due to the immediate or short-term nature of these items. At April 30, 2024 and July 31, 2023, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Effect of New Accounting Pronouncements - Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326). This standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward-looking approach, based on expected losses. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. We adopted this standard for our interim period beginning August 1, 2023 using a modified retrospective transition approach. The impact of the adoption of this standard on our results of operations, financial position and cash flows was not material.

In November 2023, FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for our annual period ending July 31, 2025 and our interim periods beginning August 1, 2025. Early adoption is permitted. Upon adoption, we expect the guidance will be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

We reviewed all other recently issued accounting pronouncements and have concluded they are not applicable or not expected to be significant to the accounting for our operations.

Note 2 – Discontinued operations

Prior to July 24, 2023, we operated a clinical laboratory, doing business as Enzo Clinical Labs, which provided reference, molecular and esoteric diagnostic medical testing services in the New York, New Jersey, and Connecticut medical communities. Effective July 24, 2023, we completed the sale of certain assets used in the operation of Enzo Clinical Labs and the assignment of certain clinical lab liabilities to Labcorp for an aggregate purchase price of $113.25 million in cash, subject to customary closing adjustments. In connection with the sale, $5 million of escrowed proceeds were included in prepaid and other assets as of April 30, 2024 and in other assets as of July 31, 2023. Excluded from the sale of the clinical services assets were its cash and accounts receivable. In accordance with the sale, we ceased our clinical services operations but continue winding down activities. As a consequence of the sale, for the three and nine months ended April 30, 2024 and 2023 we have classified as discontinued operations all income and expenses attributable to the clinical services business.

The following table sets forth the condensed operating results of the discontinued operations for the three and nine months ended April 30:

	Three Months Ended April 30		Nine Months Ended April 30
	2024	2023	2024	2023
Net revenues	$—	$8,622	$—	$28,619
Cost of revenues	—	9,993	—	30,538
Selling, general and administrative	835	5,810	3,085	18,207
Research and development	—	91	—	694
Legal and related expenses	—	21	—	192
Other (income) expense, net	444	(3)	1,333	(12)
Income tax (benefit)	(390)	—	(390)	—
Loss from discontinued operations	$(889)	$(7,290)	$(4,028)	$(21,000)

Other expense, net for the nine months ended April 30, 2024 is primarily the cost for a third party to maintain and destroy health records according to statute related to the discontinued operations.

The following table sets forth the condensed carrying amounts of major classes of assets and liabilities of the discontinued operations as of the dates indicated:

	April 30, 2024	July 31, 2023
Carrying amounts of major current assets included as part of discontinued operations:
Trade receivables	$97	$1,675
Prepaid and other current	313	54
Total current assets	410	1,729

Carrying amounts of major current liabilities included as part of discontinued operations:
Trade payables and accrued liabilities	8,709	20,616
Operating lease liabilities and other	1,985	2,215
Total current liabilities	10,694	22,831

Current liabilities of discontinued operations, net	10,284	21,102

Carrying amount of major non-current assets included as part of discontinued operations:
Right of use assets	$5,658	$7,001
Other	78	62
Total non-current assets	5,736	7,063

Carrying amount of major non-current liabilities included as part of discontinued operations:
Operating lease liabilities and other	4,191	6,096

Non-current assets of discontinued operations, net	$1,545	$967

During the nine months ended April 30, 2024, the cash used in operating and investing activities of the discontinued operations was $14,219 and $0, respectively, primarily for reductions of trade payables and accrued liabilities, partially offset by collections of accounts receivable, and the period loss. During the nine months ended April 30, 2023, the cash used in operating activities and investing activities of the discontinued operations was $12,564 and $447, respectively.

Note 3 – Net income (loss) per share

Basic net income (loss) per share represents net income (loss) divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options, and unvested restricted stock units and performance stock units, is determined using the treasury stock method. As a result of the net loss for the three and nine months ended April 30, 2024 and 2023, diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options, restricted stock units, warrants, assumed conversion of debentures, or unearned performance stock units because to do so would be anti-dilutive.

For the three and nine months ended April 30, 2024, the effect of approximately 1,832,000 and 2,542,000, respectively, of outstanding “out of the money” options to purchase common shares and the effect of approximately 77,000 and 133,000, respectively, of outstanding restricted stock units were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive. During the three and nine months ended April 30, 2024, the effect of approximately 848,000 and 688,000, respectively, of shares related to warrants and the effect of approximately 1,688,000 and 1,438,000, respectively of shares related to the assumed conversion of debentures were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive.

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

Products revenue by geography is as follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2024	2023	2024	2023
United States	$4,793	$5,043	$14,594	$13,282
Europe	2,359	1,688	6,783	5,869
Asia Pacific	870	754	3,004	2,951
Products revenue	$8,022	$7,485	$24,381	$22,102

As of August 1, 2023 and 2022, accounts receivable from continuing operations was $4,808 and $4,762, respectively.

Note 5 – Supplemental disclosure for statement of cash flows

During the nine months ended April 30, 2024 and 2023, interest paid by the Company was $275 and $204, respectively.

For the nine months ended April 30, 2024 and 2023, the net reductions in the measurement of right of use assets and liabilities included in cash flows from operating activities was $306 and $5, respectively. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

In connection with the completed sale of certain assets used in the operation of Enzo Clinical Labs, $5,000 of escrowed proceeds were included in prepaid and other assets as of April 30, 2024 and in other assets as of July 31, 2023. In connection with the full payment of a mortgage in July 2023, the restricted cash collateral deposit of $1,000 was released during the nine months ended April 30, 2024.

During the nine months ended April 30, 2024, state taxes paid on the gain on the completed sale of certain assets used in the operation of Enzo Clinical Labs were $729. For the nine months ended April 30, 2024 and 2023, tax on capital paid by the Company was $23 and $9, respectively.

During the nine months ended April 30, 2024, the Company disbursed $474 for taxes related to net share settlement of bonuses paid in stock to a current senior executive and a former senior executive, and for taxes related to a net share settlement of a performance stock unit.

Note 6 – Inventories

Inventories, net consisted of the following as at:

	April 30, 2024	July 31, 2023
Raw materials	$2,067	$2,206
Work in process	2,708	2,599
Finished products	2,549	3,134
	$7,324	$7,939

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

The Company’s obligations under the Debentures may be accelerated, at the Purchasers’ election, upon the occurrence of certain customary events of default. As of April 30, 2024 and July 31, 2023, there were no events of default. The Debentures contain customary representations, warranties and covenants including among other things and subject to certain exceptions, covenants that restrict the Company from incurring additional indebtedness, creating or permitting liens on assets, amending its charter documents and bylaws, repurchasing or otherwise acquiring more than a de minimis number of its Common Stock or equivalents thereof, repaying outstanding indebtedness, paying dividends or distributions, assigning or selling certain assets, making or holding any investments, and entering into transactions with affiliates.

The following table presents a reconciliation of the beginning and ending balances of the Debentures measured at fair value on a recurring basis that use significant unobservable inputs (Level 3) and the related change in fair value expense recorded in the consolidated statement of operations during the nine months ended April 30, 2024:

Fair value, July 31, 2023	$2,514
Change in fair value of convertible debentures	1,095
Fair value, April 30, 2024	$3,609

During the three months ended April 30, 2024, the change in fair value expense recorded was $384.

As of April 30, 2024, the outstanding principal of the Debentures was $3,609, which was paid in full, plus interest of $20, on May 20, 2024, the date the Debentures matured.

Security Agreement and Subsidiary Guarantees

In connection with the Purchase Agreement, on May 19, 2023, the Company, certain of the Company’s domestic subsidiaries (“Guarantors”), the Purchasers and the Agent entered into a Security Agreement (the “Security Agreement”), pursuant to which the Company and the Guarantors granted, for the benefit of the Purchasers, to secure the Company’s obligations under the Purchase Agreement and the Debentures. Subsequent to the payoff of the Debentures on May 20, 2024, all obligations under the Security Agreement were terminated.

Warrants

The Warrants are exercisable for five years from May 19, 2023, at an exercise price of $2.31 per share, which is the average of three (3) daily VWAPs prior to the closing date, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions, as more fully described in the Warrant.

Registration Rights Agreement

In connection with the Purchase Agreement, on May 19, 2023, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company is obligated to register the shares of Company Common Stock issuable upon exercise of the Debentures and the Warrants. The Company has registered the shares. With the full payoff of the Debentures, there is no longer a right to a conversion of the Debentures into shares.

Note 8 – Long term debt

In April 2020, the Company’s subsidiary in Switzerland received a loan of CHF 400 (or $400, based on the foreign exchange rate as of July 31, 2020) from the Swiss government under the “Corona Krise” emergency loan program in response to the COVID-19 pandemic. This loan is uncollateralized and bears 0% interest. In January 2022, the bank agent of the Swiss government informed our subsidiary that the loan had to be fully amortized within a maximum of eight years and that the first of semiannual amortization payments of CHF 33 would begin in March 2022. In March 2022, the subsidiary made its first semi-annual principal repayment of CHF 33 (or $35 based on exchange rates). Based on this amortization schedule, the loan will be repaid by September 2027. The current portion of this loan is included in other current liabilities and the long term portion in long term debt – net as of April 30, 2024 and July 31, 2023.

Minimum future annual principal payments under this agreement as of April 30, 2024 are as follows:

July 31,	Total
2024	$—
2025	73
2026	73
2027	73
2028	36
Total principal payments	255
Less: current portion	(75)
Long term debt – net	$180

Note 9 – Leases

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

Leases	Balance Sheet Classification	April 30, 2024	July 31, 2023
Assets
Operating	Right-of-use assets	$2,959	$3,626
Total lease assets		$2,959	$3,626

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$799	$980

Non-current:
Operating	Operating lease liabilities, non-current	2,595	3,160
Total lease liabilities		$3,394	$4,140

Components of lease cost were as follows:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Operating lease cost – net (a)	$141	$108	$422	$472

(a)	Net of $126 and $378 of sublease income for the three and nine months ended April 30, 2024, respectively, and $126 and $252 for the three and nine months ended April 30, 2023, respectively.

The maturities of the Company’s lease liabilities as of April 30, 2024 are as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases
2024	$278
2025	896
2026	886
2027	881
2028	808
Total lease payments	3,749
Less: Interest (a)	(355)
Present value of lease liabilities	$3,394

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the nine months ended April 30 were as follows:

Lease term and discount rate	2024	2023
Weighted-average remaining lease term (years) - operating leases	4.1 years	5.1 years

Weighted-average discount rate – operating leases	5.1%	5.1%

See Note 5 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the nine months ended April 30, 2024 and 2023.

Note 10 – Accrued Liabilities and other current liabilities

Accrued liabilities consist of:

	April 30, 2024	July 31, 2023
Payroll, benefits and commissions	$3,053	$7,421
Professional fees	451	610
Legal	1,282	2,248
Other	590	1,464
	$5,376	$11,743

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of April 30, 2024 and July 31, 2023, the Company had established reserves of $99 and $631, respectively, which are included in accrued liabilities for payroll, benefits and commissions, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

Note 11 – Stockholders’ equity

Controlled Equity Offering

In May 2023, the Company entered into a sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as sales agent (“Riley”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Riley, shares of the Company’s common stock, par value $0.01 per share (“Shares”) having an aggregate offering price of up to $30 million. The Company pays Riley a commission of 3.0% of the aggregate gross proceeds received under the Sale Agreement. The Company is not obligated to make any sales of Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Riley or the Company, as permitted therein. In May 2023, the Company filed with the SEC a “shelf” registration and sales agreement prospectus covering the Sales Agreement. A total of $150 million of securities, including those covered by the Sales Agreement, may be sold under the shelf registration which was declared effective in July 2023. During the fourth quarter of the fiscal year ended July 31, 2023, the Company sold 276,479 shares for net proceeds of $386. There was no activity during the nine months ended April 30, 2024.

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

The exercise price of options granted under the Amended and Restated 2011 Plan, as amended and restated, is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan, as amended and restated, will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan, as amended and restated, will remain in effect until they have been exercised or terminated, or have expired. As of April 30, 2024, there were approximately 5,006,000 shares of common stock available for grant under the Amended and Restated 2011 Plan, as amended and restated.

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

During the nine months ended April 30, 2024, the Company recognized $519 of share based compensation with respect to stock options and $367 of share based compensation with respect to restricted stock units as a result of the termination of the former CEO during the period then ended. See Note 14.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Stock options and performance stock units	$90	$211	$833	$622
Restricted stock units	117	277	710	666
	$207	$488	$1,543	$1,288

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
Selling, general and administrative	$199	$482	$1,518	$1,271
Cost of revenues	8	6	25	17
	$207	$488	$1,543	$1,288

No excess tax benefits were recognized during the nine month periods ended April 30, 2024 and 2023.

The following table summarizes stock option activity during the nine month period ended April 30, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2023	3,829,500	$2.61			—
Granted	125,000	1.38
Exercised	—	—		$
Cancelled or expired	(2,122,630)	$1.61
Outstanding at end of period	1,831,870	$2.37	2.1 years		$—
Exercisable at end of period	1,215,203	$2.49	1.8 years		$—

As of April 30, 2024, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $491 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately one and one half years. The intrinsic value of stock option awards represents the value of the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options that are outstanding.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended April 30, 2024:

	Number of RSUs outstanding	Weighted Average Fair Value per Unit at Date of Grant	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at beginning of fiscal year	557,490	$2.21	1.1 years	825
Granted	405,825	$1.31		—
Vested	(475,222)	$2.24
Cancelled	(100,000)	$1.97
Outstanding at end of period	388,093	$1.31	1.5 years	$404
Expected to vest at end of period	388,093	$1.31	1.5 years	$404

Certain directors had not received their vested RSU shares, totaling 144,530, as of July 31, 2023. These shares were issued during the nine months ended April 30, 2024.

During the nine months ended April 30, 2024, 173,333 RSUs vested and 100,000 were cancelled as a result of the termination of the former CEO. The vested shares had not been issued as of April 30, 2024, but were subsequently issued in May 2024.

During the three and nine months ended April 30, 2024, the Company recognized shared based compensation expense for RSU’s of $117 and $710, respectively. As of April 30, 2024, the total future compensation cost related to non-vested RSUs, not yet recognized in the statements of operations, was $390 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately one and a half years.

Performance Stock Units

During the three and nine months ended April 30, 2024, the Company recognized no share based compensation for Performance Stock Units (“PSUs”) because no PSUs were outstanding during either period. During the three and nine months ended April 30, 2023, the Company recognized $7 and $(41) of share based compensation (reversal of compensation) for PSUs. During the nine months ended April 30, 2024, the Company issued 4,817 shares of stock, net of taxes to a senior executive who had previously vested in the shares.

Note 12 – Segment reporting

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

The following financial information represents the operating results of the reportable segments of the Company:

Three months ended April 30, 2024

	Products	Corporate & Other	Consolidated
Revenues	$8,022	$—	$8,022

Operating costs and expenses:
Cost of revenues	4,289	—	4,289
Research and development	595	10	605
Selling, general and administrative	2,881	1,598	4,479
Legal and related expenses	—	692	692
Total operating costs and expenses	7,765	2,300	10,065

Operating income (loss)	257	(2,300)	(2,043)

Other income (expense)
Interest	37	689	726
Change in fair value of convertible debentures	—	(384)	(384)
Other	(31)	125	94
Foreign exchange loss	(524)	—	(524)
Loss before taxes	$(261)	$(1,870)	$(2,131)

Depreciation and amortization included above	$162	$175	$337

Share-based compensation included above:
Selling, general and administrative	32	167	199
Cost of sales	8	—	8
Total	$40	$167	$207

Capital expenditures	$123	$20	$143

Three months ended April 30, 2023

	Products	Corporate & Other	Consolidated
Revenues	$7,485	$—	$7,485

Operating costs and expenses:
Cost of revenues	4,476	—	4,476
Research and development	872	12	884
Selling, general and administrative	3,069	3,143	6,212
Legal and related expenses	19	4,246	4,265
Total operating costs and expenses	8,436	7,401	15,837

Operating loss	(951)	(7,401)	(8,352)

Other income (expense)
Interest	30	(66)	(36)
Other	2	142	144
Foreign exchange gain	347	—	347
Loss before taxes	$(572)	$(7,325)	$(7,897)

Depreciation and amortization included above	$182	$93	$275

Share-based compensation included above:
Selling, general and administrative	20	462	482
Cost of sales	6	—	6
Total	$26	$462	$488

Capital expenditures	$331	$282	$613

Nine months ended April 30, 2024

	Products	Corporate & Other	Consolidated
Revenues	$24,381	$—	$24,381

Operating costs and expenses:
Cost of revenues	12,969	—	12,969
Research and development	2,012	23	2,035
Selling, general and administrative	9,266	7,284	16,550
Legal and related expenses	51	2,476	2,527
Total operating costs and expenses	24,298	9,783	34,081

Operating income (loss)	83	(9,783)	(9,700)

Other income (expense)
Interest	104	2,491	2,595
Change in fair value of convertible debentures	—	(1,095)	(1,095)
Other	(28)	401	373
Foreign exchange loss	(842)	—	(842)
Loss before taxes	$(683)	$(7,986)	$(8,669)

Depreciation and amortization included above	$500	$374	$874

Share-based compensation included above:
Selling, general and administrative	97	1,421	1,518
Cost of sales	25	—	25
Total	$122	$1,421	$1,543

Capital expenditures	$369	$53	$422

Nine months ended April 30, 2023

	Products	Corporate & Other	Consolidated
Revenues	$22,102	$—	$22,102

Operating costs and expenses:
Cost of revenues	13,681	—	13,681
Research and development	2,675	33	2,708
Selling, general and administrative	8,989	8,089	17,078
Legal and related expenses	55	6,105	6,160
Total operating costs and expenses	25,400	14,227	39,627

Operating loss	(3,298)	(14,227)	(17,525)

Other income (expense)
Interest	84	15	99
Other	6	256	262
Foreign exchange gain	1,022	—	1,022
Income (loss) before taxes	$(2,186)	$(13,956)	$(16,142)

Depreciation and amortization included above	$518	$267	$785

Share-based compensation included above:
Selling, general and administrative	60	1,211	1,271
Cost of sales	17	—	17
Total	$77	$1,211	$1,288

Capital expenditures	$1,268	$506	$1,774

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

Enzo Biochem is also subject to regulatory inquiries from the U.S. Department of Health and Human Services Office for Civil Rights (the “Office for Civil Rights”) regarding the ransomware attack. It is not known at this time whether the Office for Civil Rights will seek a penalty against the Company. We are unable to evaluate the likelihood of an outcome, favorable or unfavorable, to the Company or to estimate the amount or range of any potential liability, if any, at this time.

There is also pending Class Action litigation:

In re Enzo Biochem Data Breach Litigation, No. 2:23-cv-04282 (EDNY)

In the Eastern District of New York twenty putative class actions have been consolidated alleging various harms stemming from the April 2023 data incident. Interim lead counsel has been appointed and filed a Consolidated Amended Complaint on November 13, 2023. The complaint seeks to certify a federal class as well as several state subclasses. The Consolidated Amended Complaint brings various statutory and common law claims including negligence, negligence per se, breach of fiduciary duty, breach of implied contract, breach of the implied covenant of good faith and fair dealing, violation of the New York’s General Business Law § 349, Invasion of Privacy, violations of the Connecticut Unfair Trade Practices Act, and violations of the New Jersey Consumer Fraud Act. The Company filed its motion to dismiss on April 8, 2024. Plaintiffs filed their Opposition on May 23, 2024 and our Reply was filed on May 30, 2024. We are now awaiting the court’s decision.

Maria Sgambati et al., v. Enzo Biochem, Inc., et al., Index No. 619511/2023 (N.Y. Sup. Ct.)

This is a putative class action pending in state court alleging various harms stemming from the April 2023 data incident. The complaint seeks to certify a class of New York residents. The complaint brings claims of negligence; negligence per se; breach of implied covenant and good faith and fair dealing; breach of duty; breach of implied contract; and violations of New York’s Deceptive Acts and Practices § 349. This court granted our motion to stay the case pending the outcome of the federal action in the Eastern District of New York.

Louis v. Enzo Biochem, Inc. et al., Index No. 653281/2023 (N.Y. Sup. Ct.)

This is a putative class action pending in state court alleging various harms stemming from the April 2023 data incident. The complaint seeks to certify a class of New York citizens. The complaint brings claims of negligence; negligence per se; breach of duty, breach of implied contract; breach of implied covenant of good faith and fair dealing; and violations of New York’s Deceptive Acts and Practices § 349. We have filed a motion to stay this action pending the resolution of the federal action in the Eastern District of New York and the motion remains pending.

A provision was made in the financial statements as of July 31, 2023 for the above matters based on a reasonable estimate of loss; however, the actual exposure may differ.

Patent Matters

The Company (as plaintiff) has brought cases in the United States District Court for the District of Delaware (“the Court”), alleging patent infringement against various companies. At this time, the majority of such cases have been resolved.

There is currently one case that was originally brought by the Company that is still pending in the Court. In that case, Enzo alleges patent infringement of the ’197 patent against Becton Dickinson defendants. The claims in that case are stayed.

On September 2, 2021, the U.S. Patent and Trademark Office (“PTO”) issued a non-final office action in an ex parte reexamination concerning the ’197 Patent. In the office action, the PTO rejected certain claims of the ’197 Patent under 35 U.S.C. §§ 102 and 103, and for nonstatutory double-patenting. Enzo responded to the office action on January 3, 2022, and the proceeding remains pending. Becton Dickinson requested another ex parte reexamination concerning the ’197 patent on July 26, 2022. On September 16, 2022, the PTO ordered that ex parte reexamination as to certain claims of the ’197 patent and has not yet issued an office action. Enzo filed a petition to terminate that second reexamination proceeding on November 16, 2022.

Arbitration with former executives

The Company terminated the employment of Elazar Rabbani, Ph.D., the Company’s former Chief Executive Officer, effective April 21, 2022.  Dr. Rabbani was a board director of the Company until the Annual Meeting on January 31, 2024, when his term expired. Dr. Rabbani was a party to an employment agreement with the Company that entitled him to certain termination benefits, including severance pay, acceleration of vesting of share-based compensation, and continuation of benefits. Based on the terms of his employment agreement, the Company estimated and accrued a charge of $2,600 in fiscal year 2022. The charge was partially offset by the reversal of bonus accruals. In May 2022, the Company paid Dr. Rabbani $2,123 in severance (the payment constituted taxable income but the Company did not withhold taxes from the payment). In July 2022, the Company paid Dr. Rabbani’s income and other withholding taxes of $1,024 related to that payment on Dr. Rabbani’s behalf. Dr. Rabbani disputed, among other things, the Company’s decision to not award him a bonus for fiscal year 2021 and the amount of severance that was owed to him under his employment agreement.  On July 8, 2022, the Company filed a demand for arbitration with the American Arbitration Association (the “AAA”) seeking, among other things, a declaration that the Company has fully satisfied its contractual obligations to Dr. Rabbani and seeking the tax withholding reimbursement referenced above.  On August 4, 2022, Dr. Rabbani filed counterclaims in the arbitration seeking, among other things, a bonus for fiscal year 2021 and additional severance that he asserted was owed to him. At the parties’ joint request, the arbitration has been stayed while the parties work towards resolving the matter. A provision was made in the financial statements as of July 31, 2023 based on a reasonable estimate of loss; however, the actual exposure may differ.

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

Other Matters

On or about March 2, 2023, a verified complaint was filed in the Supreme Court of the State of New York, New York County captioned Elazar Rabbani (as plaintiff) v. Mary Tagliaferri, et al. (as defendants), Index No. 651120/2023. The verified complaint purports to assert causes of action for breach of fiduciary duty and corporate waste under N.Y.B.C.L. § 720, and seeks an accounting and certain injunctive relief. Plaintiff served a copy of the verified complaint on Enzo’s agent for service in New York on or about March 13, 2023. On August 4, 2023, defendants moved to dismiss all the causes of action asserted in the verified complaint. Plaintiff filed an amended complaint on or about  October 4, 2023, adding, among other things, an additional cause of action for violation of N.Y.B.C.L. § 626. On October 23, 2023, Defendants filed a reply in further support of their motion to dismiss. On October 24, 2023, Plaintiff sought leave to file an opposition brief. Defendants filed an opposition to that request on October 26, 2023. On October 31, 2023, in response to a question from the Court’s law clerk, Defendants reiterated that they had elected to apply their original motion to dismiss to the amended pleading. On November 6, 2023, Plaintiff filed an opposition to Defendants’ motion to dismiss. On November 17, 2023, Defendants filed a reply brief in further support of their motion to dismiss the Amended Complaint. The Company cannot predict the outcome of this matter. Oral argument on Defendants’ motion to dismiss is scheduled for June 18, 2024.

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

In our discontinued Clinical Labs operations, third-party payers, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments that we received. In April 2024, the Company engaged in settlement negotiations for a government payer and reached a verbal settlement. A provision is included in the financial statements based on a reasonable estimate of loss; however, the actual exposure may differ.

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

Discontinued operations – sale of Clinical Services business to Labcorp

Effective July 24, 2023, pursuant to an Asset Purchase Agreement, dated March 16, 2023 (the “Asset Purchase Agreement”), we completed the sale of certain assets used in the operation of Enzo Clinical Labs and the assignment of certain clinical lab liabilities to Laboratory Corporation of America Holdings, a Delaware corporation (“Labcorp”) for an aggregate purchase price of $113.25 million in cash, subject to customary closing adjustments (such assets and liabilities, the “clinical services business”). In connection with the sale, $5 million of escrowed proceeds were included in prepaid and other assets as of April 30, 2024 and in other assets as of July 31, 2023  In accordance with the sale, we ceased our clinical services operations. As a consequence of the sale, for the three and nine months ended April 30, 2024 and 2023 we have classified as discontinued operations all income and expenses attributable to the clinical services business.

Discontinued Operations Carve Out and Expense Allocations

As a consequence of the sale of the clinical services business, for the three and nine months ended April 30, 2024 and 2023, results from operations for that business are classified as discontinued operations, as are its assets and liabilities as of April 30, 2024 and July 31, 2023. The carve out of the discontinued operations was prepared in accordance with the Securities and Exchange Commission’s carve out rules under ASC 205-20 Discontinued Operations and is derived from identifying and carving out the specific assets, liabilities, operating expenses and interest expense associated with the clinical services business’s operations. Certain administrative and overhead expenses, including personnel expenses, which were incurred by us (for which the discontinued operation benefited from such resources) are allocated out of the discontinued operations based upon the identification of those allocated expenses and to the continuing operations.

For the three and nine months ended April 30, 2023, we allocated $527 and $1,623, respectively of selling, general and administrative expenses from the discontinued operations to the continuing operations in the accompanying results of operations tables and explanations.

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

The Company remains subject to risks and uncertainties as a result of the incident, including as a result of the data that was accessed or exfiltrated from the Company’s network as noted above. Additionally, security and privacy incidents have led to, and may continue to lead to, additional regulatory scrutiny and class action litigation exposure. We are in the process of evaluating the full scope of the costs and related impacts of this incident. See Note 13 of the consolidated financial statements for discussion of litigation in connection with this incident.

Results of Operations from Continuing Operations

Three months ended April 30, 2024 compared to April 30, 2023
(in $000s)

Comparative Financial Data from Continuing Operations for the three months ended April 30,

	2024	2023	Favorable (Unfavorable)	% Change

Revenues	$8,022	$7,485	$537	7

Operating costs and expenses:
Cost of revenues	4,289	4,476	187	4
Research and development	605	884	279	32
Selling, general and administrative	4,479	6,212	1,733	28
Legal and related expenses	692	4,265	3,573	84
Total operating costs and expenses	10,065	15,837	5,772	36

Operating loss	(2,043)	(8,352)	6,309	76

Other income (expense):
Interest, net	726	(36)	762	**
Fair value adjustment	(384)	—	(384)	**
Other	94	144	(50)	(34)
Foreign exchange (loss) gain	(524)	347	(871)	**
Loss before income taxes	$(2,131)	$(7,897)	$5,766	73

**	not meaningful

Consolidated Results:

The “2024 period” and the “2023 period” refer to the three months ended April 30, 2024 and April 30, 2023, respectively.

Product revenues were $8.0 million in the 2024 period and $7.5 million in the 2023 period, an increase of approximately $0.5 million or 7%. During the 2024 period, we experienced a 40% increase in revenues in European markets, driven by an increase in the marketing effort in drug development product sales and a 15% increase in revenues in the Asia Pacific market. These increases were partially offset by a slight decrease in revenues from the US market period over period.

The cost of Product revenues was $4.3 million in the 2024 period and $4.5 million in the 2023 period, a decrease of $0.2 million or 4%. The gross profit margin for Products was approximately 47% in the 2024 period and 40% in the 2023 period. The 2024 period gross profit was positively impacted by the more positive mix of the types of products sold and lower input costs. The 2023 period was negatively impacted by the impact of inflation on materials cost and market adjustment salary increases.

Research and development expenses were $0.6 million in the 2024 period and $0.9 million in the 2023 period, a decrease of $0.3 million or 32%. Throughout the 2024 period there were no research and development activities pertaining to translational research due to our exiting the clinical reference business at the end of fiscal 2023.

Selling, general and administrative expenses were $4.5 million during the 2024 period versus $6.2 million during the 2023 period, a decrease of $1.7 million or 28%. The Corporate and Other segment expense decreased $1.5 million during the 2024 period primarily due to the consulting and other professional fees incurred in the 2023 period related to the Asset Purchase Agreement (as defined above), a revolving credit facility, the ransomware attack, and lower salaries and share based compensation for our senior officers in the 2024 period.

Legal and related expenses were $0.7 million during the 2024 period and $4.3 million in the 2023 period, a decrease of $3.6 million or 84%. During the 2023 period, we required significant legal expertise and assistance associated with matters related to the Asset Purchase Agreement, a revolving credit facility, the ransomware attack, the Debentures, and matters relating to arbitrations with two former senior executives, one of which was settled during the 2024 period and one of which is ongoing.

Interest income, net was $0.7 million in the 2024 period compared to $0.1 interest expense in the 2023 period, a favorable variance of $0.8 million. The 2024 period’s interest income was earned on the net proceeds from the Asset Purchase Agreement, which are on deposit in a money market fund. In the 2024 period we incurred interest expense on the Debentures which partially offset some of the interest income. In the 2023 period, we earned some interest in a money market fund which was offset by interest expense, primarily on a mortgage and a revolving credit facility.

We recorded a fair value adjustment charge of approximately $0.4 million for the Debentures based on their fair value as of April 30, 2024, which were due and fully repaid in May 2024.

Other income in both periods is primarily from the subletting of a portion of our office space in New York, NY.

The foreign exchange loss recognized by the Products segment during the 2024 period was $0.5 million compared to gain of $0.4 million in the 2023 period, an unfavorable variance of $0.9 million.

The foreign exchange revaluation loss in the 2024 period was primarily due to the appreciation of the U.S. dollar versus the Swiss franc as at the end of the period compared to its start and the negative impact that had when the Swiss operating entity’s U.S dollar liabilities were revalued into Swiss francs. The gain during the 2023 period was due to the depreciation of U.S. dollar versus the Swiss franc and British pound as of the end of that period compared to its start and the positive impact that had when the Swiss operating entity’s U.S dollar liabilities were revalued into Swiss francs and when certain British pound denominated assets were revalued into U.S. dollars.

Results of Operations from Continuing Operations

Nine months ended April 30, 2024 compared to April 30, 2023
(in $000s)

Comparative Financial Data from Continuing Operations for the nine months ended April 30,

	2024	2023	Favorable (Unfavorable)	% Change

Revenues	$24,381	$22,102	$2,279	10

Operating costs and expenses:
Cost of revenues	12,969	13,681	712	5
Research and development	2,035	2,708	673	25
Selling, general and administrative	16,550	17,078	528	3
Legal and related expenses	2,527	6,160	3,633	59
Total operating costs and expenses	34,081	39,627	5,546	14

Operating loss	(9,700)	(17,525)	7,825	45

Other income (expense):
Interest, net	2,595	99	2,496	**
Fair value adjustment	(1,095)	—	(1,095)	**
Other	373	262	111	42
Foreign exchange (loss) gain	(842)	1,022	(1,864)	**
Loss before income taxes	$(8,669)	$(16,142)	$7,473	46

**	not meaningful

Consolidated Results:

The “2024 period” and the “2023 period” refer to the nine months ended April 30, 2024 and April 30, 2023, respectively.

Product revenues were $24.4 million in the 2024 period and $22.1 million in the 2023 period, an increase of approximately $2.3 million or 10%. During the 2024 period, we experienced a 10% increase in the US market, a 16% increase in the European market, and a 2% increase in the Asia Pacific market. The increase in revenues was driven by an increase in the marketing effort in drug development and cell and gene therapy markets.

The cost of Product revenues was $13.0 million in the 2024 period and $13.7 million in the 2023 period, a decrease of $0.7 million or 5%. The gross profit margin for Products was approximately 47% in the 2024 period and 38% in the 2023 period. The 2024 period gross profit was positively impacted by the more profitable mix of the types of products sold, higher revenues sourced from the US market, and lower input costs. The 2023 period was negatively impacted by the impact of inflation on materials cost and market adjustment salary increases.

Research and development expenses were $2.0 million in the 2024 period and $2.7 million in the 2023 period, a decrease of $0.7 million or 25%. As of the start of the 2024 period, we had ended our research and development activities into translation products due to our exiting the clinical reference business.

Selling, general and administrative expenses were $16.6 million during the 2024 period versus $17.1 million during the 2023 period, a decrease of $0.5 million or 3%. The Corporate and Other segment expense decreased $0.8 million during the 2024 period primarily due to the consulting and other professional fees incurred in the 2023 period related to the Asset Purchase Agreement, a revolving credit facility, the ransomware attack, and lower salaries and share based compensation for our senior officers in the 2024 period. The Products segment expense in the 2024 period increased approximately $0.3 million compared to the 2023 period due to investments in information technology and sales and marketing.

Legal and related expenses were $2.5 million during the 2024 period and $6.2 million in the 2023 period, a decrease of $3.6 million or 59%. During the 2023 period, we required significant legal expertise and assistance associated with matters related to the Asset Purchase Agreement, a credit facility, the ransomware attack, the convertible debentures, and matters relating to arbitrations with two former senior executives, one of which was settled during the 2024 period and one of which is ongoing.

Interest income, net was $2.6 million in the 2024 period and $0.1 million in the 2023 period, a favorable variance of $2.5 million. The 2024 period’s interest income was earned on the net proceeds from the Asset Purchase Agreement, which are on deposit in a money market fund. In the 2024 period we incurred interest expense on the Debentures which partially offset some of the interest income. In the 2023 period, we earned some interest in a money market fund which was offset by interest expense, primarily on a mortgage and a revolving credit facility.

During the 2024 period we recorded a fair value adjustment charge of approximately $1.1 million for the Debentures based on their fair value as of April 30, 2024, which were due and fully repaid in May 2024.

Other income in both periods is primarily from the subletting of a portion of our office space in New York, NY.

The foreign exchange loss recognized by the Products segment during the 2024 period was approximately ($0.9) million compared to gain of $1.0 million in the 2023 period, an unfavorable variance of $1.9 million. The foreign exchange revaluation loss in the 2024 period was primarily due to the depreciation of the Swiss franc versus the Great British pound and Euro as at the end of the period compared to its start and the negative impact that had when the Swiss operating entity’s pound and Euro receivables were revalued into Swiss francs. The gain during the 2023 period was due to the depreciation of the U.S. dollar versus the British pound and Swiss franc as of the end of that period compared to its start and the positive impact that had when revaluing certain British pound denominated assets and the Swiss operating entity’s U.S. dollar liabilities into U.S. dollars.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and restricted cash as of April 30, 2024 and July 31, 2023 was $57.2 million and $83.4 million, respectively. Our working capital was $54.1 million and $58.5 million as of April 30, 2024 and July 31, 2023, respectively. The decrease of $26.2 million in our cash and cash equivalents and restricted cash balance as of April 30, 2024 was primarily due to the period net loss and by cash used to pay down accounts payable – trade and accrued liabilities, particularly those of the discontinued operations. Based on the current available working capital, management believes the Company has sufficient funds to meet it operating requirements for the next twelve months from the date of the filing of this report.

Net cash used in operating activities during the 2024 period was $25.2 million, compared to $19.9 million during the 2023 period, an unfavorable variance of $5.3 million, due to the paydown of accounts payable – trade and accrued liabilities in the 2024 period.

Net cash used in investing activities during the 2024 and 2023 period was approximately $0.4 million and $2.2 million, respectively and represents capital expenditures.

Net cash used in financing activities in the 2024 period amounted to $0.6 and primarily represents cash payments for withholding taxes on bonuses paid in stock. Net cash provided by financing activities in the 2023 period primarily represents net proceeds from borrowings under a revolving credit agreement.

The Company is a defendant in a number of legal matters, including class action lawsuits related to the ransomware attack of its information technology systems which occurred in April 2023. We face a significant risk due to ongoing litigation that has the potential to result in future financial obligations, adversely impacting the Company’s business and profitability.

Management is not aware of any other trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity, or (ii) net sales or income from continuing operations. Our business is subject to seasonal variations thereby impacting our liquidity and working capital during the course of our fiscal year. To the extent that we do not generate sufficient cash from operations, our cash balances will decline. We may also use our cash to explore and/or acquire new product technologies, applications, product line extensions, or other new business opportunities. In the event that our available cash is insufficient to support such initiatives, we may need to incur indebtedness or issue Common Stock to finance plans for growth. Volatility in the credit markets and the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings in the public or private markets on terms that we believe to be reasonable, if at all.

Labcorp Asset Purchase Agreement

We have indemnification obligations to Labcorp under the Asset Purchase Agreement that may require us to make future payments to Labcorp and other related persons for any damages incurred by Labcorp or such related persons as a result of any breaches of our representations, warranties, covenants or agreements contained in the Asset Purchase Agreement, or arising from the Retained Liabilities (as such term is defined in the Asset Purchase Agreement) or certain third-party claims specified in the Asset Purchase Agreement. Generally, our representations and warranties survive for a period of 15 months from the closing date, which was July 24, 2023, other than certain fundamental representations which survive until the expiration of the applicable statute of limitations. There is an indemnification cap with respect to a majority of the Company’s indemnification obligations under the Asset Purchase Agreement with the exception of claims for actual fraud, the breach of any fundamental representations and certain other items, which are subject to a higher indemnification cap (up to the purchase price). Pursuant to the terms of the Asset Purchase Agreement, we, Labcorp, and an escrow agent entered into an Escrow Agreement at closing, pursuant to which Labcorp deposited $5 million of the aggregate purchase price of the clinical service business into an escrow account established with the Escrow Agent in order to satisfy, in whole or in part, certain of our indemnity obligations, if any, that arise under the Asset Purchase Agreement. If, on the 15-month anniversary of the closing date, there are funds remaining in the escrow account, the Escrow Agent will release any funds remaining in the escrow account to us minus any amounts being reserved for escrow claims asserted by Labcorp prior to such date. Upon the resolution of any pending escrow claims, the Escrow Agent will, within two business days of receipt of joint instructions or a final order from a court (as described in the Escrow Agreement) disburse such reserved amount to the parties entitled to such funds. Through the date of this filing, no material escrow claims with respect to indemnity obligations have been asserted.

Off Balance Sheet Arrangements

The Company does not have any “off-balance sheet arrangements” as such term is described in Item 303(a)(4) of Regulation S-K.

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

As of April 30, 2024 and July 31, 2023, Products accounts receivable, net were $3,935 and $4,808, respectively. As of April 30, 2024 and July 31, 2023, these totals include foreign receivables, net, of $1,276 and $1,277, respectively.

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

During the three and nine months ended April 30, 2024 and 2023 there was no impairment of depreciable long-lived assets used in continuing operations.

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

Management began remediation measures during and after the April 30, 2023 period end which were substantially implemented by July 31, 2023. During the nine months of the fiscal year ending July 31, 2024, evaluation of certain controls’ effectiveness could not be performed according to the typical frequency or sufficient evidence of control performance was not available for testing due to the cyber incident.

Changes in Internal Control Over Financial Reporting

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2024. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of April 30, 2024, our internal control over financial reporting was not effective because the nine months of the period included timeframes during which specific data was not available for testing.

Except as otherwise described above, there was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K, as amended for the fiscal year ended July 31, 2023 filed with the Securities and Exchange Commission, other than as noted in Note 13 to the Consolidated Financial Statements as of April 30, 2024, which is incorporated herein by reference.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: June 13, 2024	by:	/s/ Patricia Eckert
Chief Financial Officer and Principal Accounting Officer