Form 10-Q
period 2024-10-31
ENZO BIOCHEM INC
filed 2024-12-16
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

Yes ☐ No ☒

As of December 12, 2024, the Registrant had 52,244,074 shares of common stock outstanding.

ENZO BIOCHEM, INC.

FORM 10-Q

October 31, 2024

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31, 2024 (unaudited)	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$47,735	$52,371
Cash in escrow	—	5,000
Accounts receivable, net	3,842	3,988
Inventories, net	6,391	6,832
Prepaid expenses and other current assets	1,693	1,840
Total current assets	59,661	70,031

Property, plant, and equipment, net	12,495	12,367
Right-of-use assets	2,654	2,836
Other assets	481	530
Total assets	$75,291	$85,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$1,269	$1,376
Dividend payable	5,324	—
Accrued liabilities	5,618	5,714
Current portion of operating lease liabilities	827	841
Other current liabilities	76	76
Current liabilities of discontinued operations, net	10,283	16,787
Total current liabilities	23,397	24,794

Operating lease liabilities, non-current	2,209	2,403
Long term debt, net	155	189
Non-current liabilities of discontinued operations, net	1,872	2,266
Total liabilities	$27,633	$29,652

Contingencies – see Note 13

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 52,244,074 at October 31, 2024 and July 31, 2024	521	521
Additional paid-in capital	342,981	348,134
Accumulated deficit	(297,804)	(294,428)
Accumulated other comprehensive income	1,960	1,885
Total stockholders’ equity	47,658	56,112

Total liabilities and stockholders’ equity	$75,291	$85,764

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended October 31,
	2024	2023
Revenues	$6,213	$7,806

Operating costs and expenses, net:
Cost of revenues	3,681	4,351
Cost of revenues – inventory provision	252	—
Research and development	562	849
Selling, general, and administrative	4,882	7,007
Legal and related expenses	458	1,075
Total operating costs and expenses	9,835	13,282

Operating loss	(3,622)	(5,476)

Other income (expense):
Interest, net	620	977
Change in fair value of convertible debentures	—	(328)
Other	123	158
Foreign exchange loss	(192)	(1,006)

Loss before income taxes	(3,071)	(5,675)
Income taxes	—	—
Net loss from continuing operations	$(3,071)	$(5,675)
Net loss from discontinued operations	(305)	(941)
Net loss	(3,376)	(6,616)

Net loss per common share – basic and diluted:
Continuing operations	$(0.07)	$(0.11)
Discontinued operations	(0.00)	(0.02)
Total net loss per basic and diluted common share	$(0.07)	$(0.13)

Weighted average common shares outstanding:
Basic	52,244	50,184
Diluted	52,244	50,184

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended October 31,
	2024	2023
Net loss	$(3,376)	$(6,616)
Other comprehensive income:
Foreign currency translation adjustments	75	868
Comprehensive loss	$(3,301)	$(5,748)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended October 31, 2024 and 2023

(unaudited)

(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2024	52,244,074	$521	$348,134	$(294,428)	$1,885	$56,112

Net loss for the three months ended October 31, 2024	—	—	—	(3,376)	—	(3,376)
Cash dividend declared	—	—	(5,324)	—	—	(5,324)
Share-based compensation charges	—	—	171	—	—	171
Foreign currency translation adjustments	—	—	—	—	75	75
Balance at October 31, 2024	52,244,074	$521	$342,981	$(297,804)	$1,960	$47,658

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2023	49,997,631	$499	$344,435	$(268,350)	$1,878	$78,462

Net loss for the three months ended October 31, 2023	—	—	—	(6,616)	—	(6,616)
Vested restricted stock unit issuances	144,530	1	—	—	—	1
Common stock issued for Asset Purchase Agreement bonus payment	347,610	4	481	—	—	485
Share-based compensation charges	—	—	1,075	—	—	1,075
Foreign currency translation adjustments	—	—	—	—	868	868
Balance at October 31, 2023	50,489,771	$504	$345,991	$(274,966)	$2,746	$74,275

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,376)	$(6,616)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in fair value of convertible debentures	—	328
Depreciation and amortization of property, plant and equipment	319	270
Share-based compensation charges	171	1,075
Share-based 401(k) employer match expense	109	109
Unrealized foreign exchange loss	165	970

Changes in operating assets and liabilities:
Accounts receivable	(17)	2,019
Inventories	277	428
Prepaid expenses and other assets	469	346
Accounts payable – trade	(324)	(5,601)
Accrued liabilities, other current liabilities and other liabilities	(6,783)	(6,702)
Total adjustments	(5,614)	(6,758)

Net cash used in operating activities	(8,990)	(13,374)

Cash flows from investing activities:
Release of escrowed cash from Asset Purchase Agreement	5,000	—
Capital expenditures	(448)	(254)
Net cash provided by (used in) investing activities	4,552	(254)

Cash flows from financing activities:
Repayments under loan agreement and capital leases	(37)	(51)
Cash payments for taxes related to net share settlements of equity awards	(163)	(467)
Net cash used in financing activities	(200)	(518)

Effect of exchange rate changes on cash and cash equivalents	2	(20)

Decrease in cash and cash equivalents	(4,636)	(14,166)
Cash and cash equivalents - beginning of period	52,371	83,373
Cash and cash equivalents - end of period	$47,735	$69,207

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 31, 2024

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

The accompanying consolidated financial statements include the accounts of Enzo Biochem, Inc. and its wholly-owned subsidiaries, Enzo Life Sciences, Inc. (“Enzo Life Sciences”), Enzo Therapeutics, Inc. (“Enzo Therapeutics”), Enzo Realty LLC (“Enzo Realty”), and Enzo Realty II LLC (“Enzo Realty II”), collectively or with one or more of its subsidiaries referred to as the “Company” or “Companies.” The financial statements also include as discontinued operations the accounts of its wholly-owned subsidiary Enzo Clinical Labs, Inc. (“Enzo Clinical Labs”). Effective July 24, 2023, we completed the sale of certain assets used in our clinical services operations to Laboratory Corporation of America Holdings, a Delaware corporation (“Labcorp”), and thereby exited the clinical services business. See Note 2.

We have one reportable segment, Products. The consolidated balance sheet as of October 31, 2024, the consolidated statements of operations, comprehensive loss and stockholders’ equity for the three months ended October 31, 2024 and 2023, and the consolidated statements of cash flows for the three months ended October 31, 2024 and 2023 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the fiscal year ended July 31, 2024 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2024 has been derived from the audited financial statements at that date. The results of operations for the three months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2025.

Principles of consolidation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

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

Foreign Currency Translation/Transactions

The Company has determined that the functional currency for its foreign subsidiaries is the local currency. For financial reporting purposes, assets and liabilities denominated in foreign currencies are translated at current exchange rates and profit and loss accounts are translated at weighted average exchange rates. Resulting foreign currency translation adjustments are recognized as other comprehensive income (loss) in the consolidated statements of comprehensive loss and are included as a separate component of stockholders’ equity as accumulated other comprehensive income. Gains or losses resulting from transactions entered into in other than the functional currency are recorded as foreign exchange gains and losses in the consolidated statements of operations.

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds. At October 31, 2024 and July 31, 2024, the Company had cash and cash equivalents in foreign bank accounts of $186 and $391, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company believes the fair value of the aforementioned financial instruments approximates the cost due to the immediate or short-term nature of these items. At October 31, 2024 and July 31, 2024, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

Effect of New Accounting Pronouncements

Pronouncements Issued but Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received). The amended guidance will be effective for our fiscal year beginning August 1, 2025. The guidance can be applied either prospectively or retrospectively. We are currently in the process of evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations or discontinued operations.

Note 2 – Discontinued operations

Prior to July 24, 2023, we operated a clinical laboratory, doing business as Enzo Clinical Labs, which provided reference, molecular and esoteric diagnostic medical testing services in the New York, New Jersey, and Connecticut medical communities. Effective July 24, 2023, we completed the sale of certain assets used in the operation of Enzo Clinical Labs and the assignment of certain clinical lab liabilities to Laboratory Corporation of America (“Labcorp”) for an aggregate purchase price of $113.25 million in cash. In accordance with the sale, we ceased our clinical services operations. Excluded from the sale of the clinical services assets were its cash and accounts receivable. As a consequence of the sale, we have classified as discontinued operations all income and expenses attributable to the clinical services business for the fiscal year 2025 and 2024 periods presented.

The following table sets forth the condensed operating results of the discontinued operations for the three months ended October 31,

	2024	2023
General and administrative	250	1,437
Other expense (income)	55	(496)
Loss from discontinued operations	$(305)	$(941)

The following table sets forth the condensed carrying amounts of major classes of assets and liabilities of the discontinued operations as of the dates indicated:

	October 31, 2024	July 31, 2024
Carrying amounts of major current assets included as part of discontinued operations:
Prepaid and other current	$53	$182

Carrying amounts of major current liabilities included as part of discontinued operations:
Accrued liabilities and trade payables	8,312	14,979
Operating lease liabilities and other	2,024	1,990
Total current liabilities	10,336	16,969

Current liabilities of discontinued operations, net	$10,283	$16,787

Carrying amount of major non-current assets included as part of discontinued operations:
Right-of-use assets	$1,195	$1,308
Other	62	75
Total non-current assets	1,257	1,383

Carrying amount of major non-current liabilities included as part of discontinued operations:
Operating lease liabilities and other	3,129	3,649

Non-current liabilities of discontinued operations, net	$1,872	$2,266

During the three months ended October 31, 2024, the cash used in operating activities of the discontinued operations was $6,842, primarily for reductions of trade payables and accrued liabilities. During the three months ended October 31, 2023, the cash used in operating activities of the discontinued operations was $8,082, primarily for reductions of trade payables and accrued liabilities.

Note 3 – Net loss per share

Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options, and unvested restricted stock units and performance stock units, is determined using the treasury stock method. As a result of the net loss for the three months ended October 31, 2024 and 2023, diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options, restricted stock units, or warrants because to do so would be anti-dilutive.

For the three months ended October 31, 2024, the effect of approximately 2,125,000 of outstanding “out of the money” options to purchase common shares and the effect of approximately 35,000 of outstanding restricted stock units were excluded from the calculation of diluted net (loss) per share because their effect would be anti-dilutive. Also, for the three months ended October 31, 2024, the effect of approximately 1,062,000 warrants related to debentures repaid in May 2024 were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive. The warrants related to the debentures are eligible for any dividends paid on the common stock and are therefore considered to be participating securities which do not have any contractual obligation to share in the Company’s losses. The impact on net loss per share under the two-class method was not material.

For the three months ended October 31, 2023, the effect of approximately 3,320,000 of outstanding “out of the money” options to purchase common shares and the effect of approximately 54,000 of outstanding restricted stock units were excluded from the calculation of diluted net (loss) income per share because their effect would be anti-dilutive. Also for the three months ended October 31, 2023, the effect of approximately 593,000 warrants and the effect of approximately 1,199,000 shares related to the assumed conversion of debentures repaid in May 2024 were excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive.

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

Products revenue by geography is as follows:

	Three Months Ended October 31
	2024	2023
United States	$3,764	$4,635
Europe	1,664	2,138
Asia Pacific	785	1,033
Products revenue	$6,213	$7,806

As of August 1, 2024 and 2023, accounts receivable from continuing operations was $3,988 and $4,808, respectively.

Note 5 – Supplemental disclosure for statement of cash flows

During the three months ended October 31, 2024 and 2023, interest paid by the Company was $2 and $92, respectively.

For the three months ended October 31, 2024 and 2023, the net reductions in the measurement of right-of-use assets and liabilities included in cash flows from operating activities was $389 and $148, respectively. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

In connection with the completed sale of certain assets used in the operation of Enzo Clinical Labs at the end of fiscal 2023, $5,000 of escrowed proceeds are included in cash in escrow as of July 31, 2024. As of October 31, 2024, these escrowed proceeds were released to the Company.

During the three months ended October 31, 2024, the Company disbursed $163 for taxes related to net share settlement of a bonus paid in stock to a senior executive. During the three months ended October 31, 2023, the Company disbursed $467 for taxes related to net share settlement of bonuses paid in stock to a senior executive and a former senior executive.

On October 29, 2024, the Board of Directors of the Company declared a cash dividend of $0.10 per share on its common stock, which was paid on December 2, 2024, to the holders of record as of the close of business on November 15, 2024. The total dividend payable was $5,324 and is a component of the total current liabilities balance as of October 31, 2024.

Note 6 – Inventories

Inventories, net consisted of the following as of the dates indicated:

	October 31, 2024	July 31, 2024
Raw materials	$1,482	$1,794
Work in process	2,386	2,461
Finished products	2,523	2,577
	$6,391	$6,832

Note 7 – Convertible debentures

In May 2023, the Company consummated a Securities Purchase Agreement (the “Purchase Agreement”) with the Purchasers, as defined in the Purchase Agreement, and JGB Collateral, LLC, as collateral agent for the Purchasers (the “Agent”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers (i) 10% Original Issue Discount Secured Convertible Debentures (the “Debentures”) with an aggregate principal amount of $7,608 and (ii) warrants to purchase up to 1,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an exercise price of $2.31 per share, subject to adjustments as set forth in the Warrants, for a total purchase price of $7,000. Pursuant to ASC 825, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Debentures at fair value with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period. During the three months ended October 31, 2023, the change in fair value expense recorded was $328.

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

Warrants

The Warrants are exercisable for five years from May 19, 2023, at an exercise price of $2.31 per share, subject, with certain exceptions, to adjustments in the event of stock splits, subsequent dilutive offerings and certain fundamental transactions, as more fully described in the Warrant. The Warrants are eligible for any dividends paid on common stock.

Registration Rights Agreement

In connection with the Purchase Agreement, the Company was obligated to file a registration statement pursuant to which the Purchasers could sell the Common Stock issuable upon the conversion of the Debentures and the exercise of the warrants in a public offering. There is no right to a conversion of the Debentures into shares as the Debentures have been repaid in full.

Note 8 – Long term debt

In April 2020, the Company’s subsidiary in Switzerland received a loan of CHF 400 (or $400, based on the foreign exchange rate as of July 31, 2020) from the Swiss government under the “Corona Krise” emergency loan program in response to the COVID-19 pandemic. This loan is uncollateralized and bears 0% interest. In January 2022, the bank agent of the Swiss government informed our subsidiary that the loan had to be fully amortized within a maximum of eight years and the first of semiannual amortization payments of CHF 33 began in March 2022. Based on this amortization schedule, the loan will be repaid by September 2027. The current portion of this loan is included in other current liabilities and the long term portion in long term debt – net as of October 31, 2024 and July 31, 2024.

Minimum future annual principal payments under this agreement as of October 31, 2024 are as follows:

July 31,	Total
2025	$39
2026	77
2027	77
2028	38
Total principal payments	231
Less: current portion, included in other current liabilities	(76)
Long term debt – net	$155

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

The Company has lease agreements with (i) right-of-use asset payments and (ii) non-lease components (e.g., payments related to maintenance fees, utilities, etc.) which have generally been combined and accounted for as a single lease component. The Company’s leases have remaining terms of less than 1 year to 4 years, some of which include options to extend the leases for up to 3 years. Certain of the Company’s leases have terms that include renewal options that are reasonably certain to be exercised. Certain of the Company’s lease agreements include rental payments adjusted periodically for inflation which are included in the lease liabilities.

The following table summarizes the Company’s right of use assets and associated liabilities as of the dates indicated:

Leases	Balance Sheet Classification	October 31, 2024	July 31, 2024
Assets
Operating	Right-of-use assets	$2,654	$2,836
Total lease assets		$2,654	$2,836

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$827	$841

Non-current:
Operating	Operating lease liabilities, non-current	2,209	2,403
Total lease liabilities		$3,036	$3,244

For the three months ended October 31, components of lease cost were as follows:

Lease Cost	2024	2023
Operating lease cost – net (a)	$95	$141

(a)	Net of $126 sublease income for the three months ended October 31, 2024 and 2023.

The maturities of the Company’s lease liabilities as of October 31, 2024 are as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases
2025	$731
2026	886
2027	881
2028	808
Total lease payments	3,306
Less: Interest (a)	(270)
Present value of lease liabilities	$3,036

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the three months ended October 31 were as follows:

Lease term and discount rate	2024	2023
Weighted-average remaining lease term (years):
Operating leases	3.6 years	4.5 years

Weighted-average discount rate:
Operating leases	5.2%	5.1%

See Note 5 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the three months ended October 31, 2024 and 2023.

Note 10 – Accrued liabilities and current liabilities

Accrued liabilities as of the date indicated consist of:

	October 31, 2024	July 31, 2024
Payroll, benefits and commissions	$3,197	$3,459
Professional fees	434	405
Legal	1,472	1,235
Other	515	615
	$5,618	$5,714

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of October 31, 2024 and July 31, 2024, the Company had established reserves of $158 and $114, respectively, which are included in accrued liabilities for payroll, benefits and commissions, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

Dividend payable

On October 29, 2024, the Board of Directors of the Company declared a cash dividend of $0.10 per share on its common stock, which was paid on December 2, 2024, to the holders of record as of the close of business on November 15, 2024. The dividend paid amounted to $5,324.

Note 11 – Stockholders’ equity

Controlled Equity Offering

In May 2023, the Company entered into a sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as sales agent (“Riley”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Riley, shares of the Company’s common stock, par value $0.01 per share (“Shares”) having an aggregate offering price of up to $30 million. The Company pays Riley a commission of 3.0% of the aggregate gross proceeds received under the Sale Agreement. The Company is not obligated to make any sales of Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Riley or the Company, as permitted therein. In May 2023, the Company filed with the SEC a “shelf” registration and sales agreement prospectus covering the Sales Agreement. A total of $150 million of securities, including those covered by the Sales Agreement, may be sold under the shelf registration which was declared effective in July 2023. There was no activity with respect to the controlled equity offering during the three months ended October 31, 2024 or 2023.

Incentive stock plans

In January 2011, the Company’s stockholders approved the adoption of the 2011 Incentive Plan (the “2011 Plan”) for the issuance of equity awards, including, among others, options, restricted stock, restricted stock units and performance stock units for up to 3,000,000 shares of common stock. In January 2018, the Company’s stockholders approved the amendment and restatement of the 2011 Plan (the “Amended and Restated 2011 Plan”) to increase the number of shares of common stock available for grant under the 2011 Plan by 2,000,000 shares of common stock bringing the total number of shares available for grant to 5,000,000 shares of common stock. On October 7, 2020, the Company’s Board of Directors approved the amendment and restatement of the Amended and Restated 2011 Plan, with an effective date of October 7, 2020 and subject to approval by the Company’s stockholders at the 2020 annual meeting of stockholders of the Company. The amendment and restatement of the Amended and Restated 2011 Plan was for purposes of, among other things, (i) increasing the shares of common stock available for grant under the Amended and Restated 2011 Plan by an additional 4,000,000 shares of common stock bringing the total number of shares available for grant to 9,000,000 shares of common stock and (ii) extending the term of the Amended and Restated 2011 Plan until October 7, 2030. At the fiscal 2020 annual stockholders’ meeting in January 2021, the Company’s stockholders approved the amendment and restatement of the Amended and Restated 2011 Plan.

The exercise price of options granted under the Amended and Restated 2011 Plan is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan will remain in effect until they have been exercised or terminated, or have expired. As of October 31, 2024, there were approximately 4,698,000 shares of common stock available for grant under the Amended and Restated 2011 Plan.

The Company estimates the fair value of each stock option award on the measurement date using a Black-Scholes option pricing model or the fair value of our stock at the date of grant. The fair value of awards is amortized to expense on a straight-line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, primarily time elapsed.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended October 31,
	2024	2023
Stock options	$104	646
Restricted stock units	67	429
	$171	1,075

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended October 31,
	2024	2023
Selling, general and administrative	$163	1,069
Cost of revenues	8	6
	$171	1,075

During the three months ended October 31, 2023, the Company recognized in selling, general and administrative expense $519 of share based compensation with respect to stock options and $367 of share based compensation with respect to restricted stock units as a result of the termination of the former CEO.

No excess tax benefits were recognized during the three month periods ended October 31, 2024 and 2023.

The following table summarizes stock option activity during the three month period ended October 31, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2024	2,136,870	$2.31		—
Granted	5,000	1.11
Exercised	—	—
Cancelled or expired	(1,500)	$3.32
Outstanding at end of period	2,140,370	$2.31	1.4 years	—
Exercisable at end of period	1,372,037	$2.44	1.4 years	—

As of October 31, 2024, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $359 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately one and one half years. The intrinsic value of stock option awards is the value of the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options that are outstanding.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended October 31, 2024:

	Number of RSUs outstanding	Weighted Average Fair Value per Unit at Date of Grant	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at beginning of fiscal year	308,730	$1.31	1.5 years	352
Granted	—	$—		—
Vested	—	$—
Cancelled	—	$—
Outstanding at end of period	308,730	$1.31	1.25 years	$355
Expected to vest at end of period	308,730	$1.31	1.25 years	$355

During the three months ended October 31, 2024 and 2023, the Company recognized shared based compensation expense for RSUs of $67 and $429, respectively. As of October 31, 2024, the total future compensation cost related to non-vested RSUs, not yet recognized in the statements of operations, was $189 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately 15 months.

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

The following financial information represents the operating results of the reportable segments of the Company for the period indicated:

Three months ended October 31, 2024

	Products	Corporate & Other	Consolidated
Revenues	$6,213	$—	$6,213

Operating costs and expenses:
Cost of revenues	3,681	—	3,681
Cost of revenues – inventory provision	252	—	252
Research and development	562	—	562
Selling, general and administrative	3,167	1,715	4,882
Legal and related expenses	6	452	458
Total operating costs and expenses	7,668	2,167	9,835

Operating loss	(1,455)	(2,167)	(3,622)

Other income (expense)
Interest	—	620	620
Other	—	123	123
Foreign exchange loss	(192)	—	(192)
Loss before taxes	$(1,647)	$(1,424)	$(3,071)

Depreciation and amortization included above	$229	$87	$316

Share-based compensation included above:
Selling, general and administrative	32	131	163
Cost of sales	8	—	8
Total	$40	$131	$171

Capital expenditures	$448	$—	$448

Three months ended October 31, 2023

	Products	Corporate & Other	Consolidated
Revenues	$7,806	—	$7,806

Operating costs and expenses:
Cost of revenues	4,351	—	4,351
Research and development	838	$11	849
Selling, general and administrative	3,104	3,903	7,007
Legal and related expenses	30	1,045	1,075
Total operating costs and expenses	8,323	4,959	13,282

Operating loss	(517)	(4,959)	(5,476)

Other income (expense)
Interest	34	943	977
Change in fair value of convertible debentures	—	(328)	(328)
Other	2	156	158
Foreign exchange loss	(1,006)	—	(1,006)
Loss before taxes	$(1,487)	$(4,188)	$(5,675)

Depreciation and amortization included above	$166	$104	$270

Share-based compensation included above:
Selling, general and administrative	22	1,047	1,069
Cost of sales	6	—	6
Total	$28	$1,047	$1,075

Capital expenditures	$248	$6	$254

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

As a result of the ransomware attack, Enzo was subject to regulatory inquiry from the New York Attorney General, a joint inquiry from the Connecticut and New Jersey Attorneys General and an inquiry from the Utah Attorney General. All inquiries asked questions about the ransomware attack, as well as the corrective actions taken in response.  The Company responded to all such inquiries, and there have been no further inquiries from the Utah Attorney General. The matters with the New York, Connecticut and New Jersey Attorneys General are now closed, as they were resolved by agreements with each of the three states effective August 8, 2024. A provision was recorded in the consolidated financial statements as of July 31, 2024 based on the settlement terms of the agreements.

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

A provision was made in the consolidated financial statements as of July 31, 2023 for the above class action litigation matters based on a reasonable estimate of loss and updated as applicable as of October 31, 2024 and July 31, 2024; however, the actual exposure may differ.

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

On September 2, 2021, the U.S. Patent and Trademark Office (“PTO”) issued a non-final office action in an ex parte reexamination concerning the ‘197 Patent. In the office action, the PTO rejected certain claims of the ‘197 Patent under 35 U.S.C. §§ 102 and 103, and for nonstatutory double-patenting. Enzo responded to the office action on January 3, 2022, and the proceeding remains pending. Becton Dickinson requested another ex parte reexamination concerning the ‘197 patent on July 26, 2022. On September 16, 2022, the PTO ordered that ex parte reexamination as to certain claims of the ‘197 patent. Enzo filed a petition to terminate that second reexamination proceeding on November 16, 2022, which was denied on July 26, 2024.  The PTO merged the ex parte reexamination proceedings as of August 2, 2024.  On September 17, 2024, the PTO issued an office action, rejecting the claims subject to the merged reexamination proceedings.

Arbitration with former executives

The Company terminated the employment of Elazar Rabbani, Ph.D., the Company’s former Chief Executive Officer, effective April 21, 2022.  Dr. Rabbani was a director of the Company until the Annual Meeting on January 31, 2024, when his term expired. Dr. Rabbani was a party to an employment agreement with the Company that entitled him to certain termination benefits, including severance pay, acceleration of vesting of share-based compensation, and continuation of benefits. Based on the terms of his employment agreement, the Company estimated and accrued a charge of $2,600 in fiscal year 2022. The charge was partially offset by the reversal of bonus accruals. In May 2022, the Company paid Dr. Rabbani $2,123 in severance (the payment constituted taxable income, but the Company did not withhold taxes from the payment). In July 2022, the Company paid Dr. Rabbani’s income and other withholding taxes of $1,024 related to that payment on Dr. Rabbani’s behalf. On July 8, 2022, the Company filed a demand for arbitration with the American Arbitration Association (the “AAA”) seeking, among other things, a declaration that the Company had fully satisfied its contractual obligations to Dr. Rabbani and seeking the tax withholding reimbursement referenced above.  On August 4, 2022, Dr. Rabbani filed counterclaims in the arbitration seeking, among other things, a bonus for fiscal year 2021 and additional severance that he asserted was owed to him. At the parties’ joint request, the arbitration has been stayed while the parties work towards resolving the matter. A provision was made in the consolidated financial statements as of July 31, 2023 based on a reasonable estimate of loss; however, the actual exposure may differ.

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

Other Matters

On or about March 2, 2023, a Verified Complaint was filed in the Supreme Court of the State of New York, New York County captioned Elazar Rabbani (as plaintiff) v. Mary Tagliaferri, et al. (as defendants), Index No. 651120/2023. The Verified Complaint purports to assert causes of action for breach of fiduciary duty and corporate waste under N.Y.B.C.L. § 720, and seeks an accounting and certain injunctive relief. On August 4, 2023, defendants moved to dismiss all the causes of action asserted in the Verified Complaint. Plaintiff filed an amended complaint on or about  October 4, 2023, adding, among other things, an additional cause of action for violation of N.Y.B.C.L. § 626. On October 23, 2023, defendants filed a reply in further support of their motion to dismiss. On November 6, 2023, plaintiff filed an opposition to defendants’ motion to dismiss. On November 17, 2023, defendants filed a reply brief in further support of their motion to dismiss the amended complaint. On or about July 17, 2024, the Court granted, in part, the defendants’ motion to dismiss the amended complaint. On or about August 16, 2024, plaintiff noticed an appeal from the order granting that dismissal. On or about September 18, 2024, plaintiff filed a Verified Second Amended Complaint. On October 11, 2024, the defendants filed a joint stipulation and letter requesting the court to extend the deadline to respond to the Second Amended complaint from October 18, 2024 to November 18, 2024. On November 15, 2024, the plaintiff discontinued the derivative case and the related appeal (without prejudice).

On or about September 26, 2023, James G. Wolf, individually and as the trustee of the Wolf Family Charitable Foundation, Barbaranne R. Wolf, Stephen Paul Wolf, and Preston M. Wolf (collectively the “Petitioners”) initiated an appraisal action against Enzo in the New York Supreme Court for Suffolk County. Petitioners seek an appraisal of the value of their shares in the Company. The amount of damages sought by the Petitioners is unspecified. On or about August 21, 2024, the Court dismissed the Company’s Second and Third Affirmative Defenses. On or about September 19, 2024, the Court granted the Company permission to move for leave to reargue the Court’s dismissal decision. This matter has been fully briefed by the parties. We do not anticipate a decision until sometime in the first quarter of 2025. The Company intends to vigorously litigate both (i) Petitioners’ alleged entitlement to dissenting shareholder appraisal rights and (ii) the correct valuation of Petitioners’ shares.

In our discontinued Clinical Labs operations, third-party payers, including government programs, may decide to deny payment or recoup payments for testing that they contend was improperly billed or not medically necessary, against their coverage determinations, or for which they believe they have otherwise overpaid (including as a result of their own error), and we may be required to refund payments that we received. In April 2024, the Company engaged in settlement negotiations for a government payer and reached a verbal settlement. The settlement was finalized in a formal written settlement agreement on August 14, 2024. The settlement resolved allegations that Enzo Clinical Labs, Inc. overbilled the Connecticut Medicaid program for testing services. The settlement was paid in August 2024 for $1,700 to resolve the State of Connecticut’s allegations and $175 was paid to settle the whistleblowers’ legal fees. On September 18, 2024, we received the unsealed complaint filed by the same whistleblowers in the Southern District of New York (“SDNY”) alleging, among other things, that the Company falsely billed Medicaid and Medicare for COVID-19 tests by utilizing inappropriate diagnostic codes to trigger payments for such tests. The SDNY advised the court that the government was not intervening in the case; however, the private plaintiffs are still pursuing the case on the governments’ behalf. The court has ordered that the matter be stayed until January 15, 2025, so that the parties may explore potential settlement of the matter.

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

Forward-looking statements may include, without limitation, statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign currency rates, intellectual property matters, the outcome of contingencies, such as legal proceedings, and future financial results. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from past results and those anticipated, estimated or projected. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements. Investors should bear this in mind as they consider forward-looking statements. We do not assume any obligation to update or revise any forward-looking statement that we make, even if new information becomes available or other events occur in the future. We are also affected by other factors that may be identified from time to time in our filings with the Securities and Exchange Commission, some of which are set forth in Item 1A - Risk Factors in our Form 10-K filing for the fiscal year ended July 31, 2024. You are advised to consult any further disclosures we make on related subjects in our periodic reports on Forms 10-Q, 8-K and 10-K filed with the Securities and Exchange Commission. Although we have attempted to provide a list of important factors which may affect our business, investors are cautioned that other factors may prove to be important in the future and could affect our operating results.

You should understand that it is not possible to predict or identify all such factors or to assess the impact of each factor or combination of factors on our business. Consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.

Overview

The Company has operated as a life sciences company for over 45 years. The primary business of Enzo today is conducted through its Enzo Life Sciences division, which focuses on labeling and detection technologies from DNA to whole cell analysis, including a comprehensive portfolio of thousands of high-quality products, including antibodies, genomic probes, assays, biochemicals, and proteins. The Company’s proprietary products and technologies play central roles in translational research and drug development areas, including cell biology, genomics, assays, immunohistochemistry, and small molecule chemistry. The Company monetizes its technology primarily via sales through our global distribution network and licensing. Enzo Life Sciences is operated through the Company’s wholly-owned subsidiary Enzo Life Sciences, Inc. and its wholly-owned domestic and foreign subsidiaries. Costs excluded from Enzo Life Sciences financial results consist of corporate general and administrative costs and minimal therapeutic research and development expenses. These costs are reported within the consolidated financial statements as “Corporate and Other” (see Note 12 in the Notes to Consolidated Financial Statements for further segment information).

Discontinued operations – sale of Clinical Services business to Labcorp

Prior to July 24, 2023, we operated a clinical laboratory, doing business as Enzo Clinical Labs, which provided reference, molecular and esoteric diagnostic medical testing services in the New York, New Jersey, and Connecticut medical communities. Effective July 24, 2023, we completed the sale of certain assets used in the operation of Enzo Clinical Labs and the assignment of certain clinical lab liabilities to Laboratory Corporation of America (“Labcorp”) for an aggregate purchase price of $113.25 million in cash. In accordance with the sale, we ceased our clinical services operations. Excluded from the sale of the clinical services assets were its cash and accounts receivable. As a consequence of the sale, we have classified as discontinued operations all income and expenses attributable to the clinical services business for all periods presented.

Ransomware attack

In April 2023, the Company experienced a ransomware attack that impacted certain critical information technology systems, principally of the discontinued operation. In response, we promptly deployed containment measures, including disconnecting our systems from the internet, launching an investigation with assistance from third-party cybersecurity experts, and notifying law enforcement. We adhered to our disaster recovery plan, which enabled us to maintain operations throughout the incident response process. The Company’s facilities remained open, and we continued to provide services to patients and partners. We later became aware that certain data, including names, test information, and Social Security numbers, was accessed, and in some instances, exfiltrated from the Company’s information technology systems as part of this incident. The investigation identified unauthorized access to or acquisition of clinical test information of approximately 2.5 million individuals. The Social Security numbers of approximately 600,000 of these individuals may also have been involved. Additionally, the Company determined that some employees’ information may have been involved. The Company provided notice to the individuals whose information may have been involved, as well as to regulatory authorities, in accordance with applicable law. The Company has incurred, and may continue to incur, related expenses. The Company’s cybersecurity insurance carrier covered up to $3 million of the remediation costs related to the incident and paid service providers from the policy proceeds.

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

Results of Operations from Continuing Operations

Three months ended October 31, 2024 compared to October 31, 2023
(in $000s)

Comparative Financial Data from Continuing Operations for the three months ended October 31,

	2024	2023	Favorable (Unfavorable)	% Change

Revenues	$6,213	$7,806	$(1,593)	(20)

Operating costs and expenses:
Cost of revenues	3,681	4,351	670	15
Cost of revenues – inventory provision	252	—	(252)	**
Research and development	562	849	287	34
Selling, general and administrative	4,882	7,007	2,125	30
Legal and related expenses	458	1,075	617	57
Total operating costs and expenses	9,835	13,282	3,447	26

Operating loss	(3,622)	(5,476)	1,854	34

Other income (expense):
Interest, net	620	977	(357)	(37)
Fair value adjustment	—	(328)	328	100
Other	123	158	(35)	(22)
Foreign exchange loss	(192)	(1,006)	814	81
Loss before income taxes	$(3,071)	$(5,675)	$2,604	46

**	not meaningful

Consolidated Results:

The “2024 period” and the “2023 period” refer to the three months ended October 31, 2024 and 2023, respectively.

Revenues were $6.2 million in the 2024 period and $7.8 million in the 2023 period, a decrease of approximately $1.6 million or 20% due to a reduction in orders from certain large customers in the clinical market in the comparable periods and a large order from an industrial customer in the 2023 period which was not repeated in the 2024 period. Overall, we experienced a decline in all geographic areas of our customer base due to declining market demand related to general continued headwinds in the life sciences tools space.

The cost of revenues was $3.7 million in the 2024 period and $4.4 million in the 2023 period, a decrease of $0.7 million or 15% due to lower revenues. The gross profit margin was approximately 41% and 44% in the 2024 and 2023 periods, respectively. The 2024 period was negatively impacted by inventory disposals due to a portfolio optimization initiative. The 2023 period gross profit was positively impacted by a decrease in manufacturing headcount, other cost containment measures, and a more profitable mix of products sold.

The cost of revenues – inventory provision was $0.3 million for raw material inventory we intended to use in manufacturing and sell to laboratory customers which we fully reserved in the 2024 period. This expense represents 4% of the period’s revenues.

Research and development expenses were $0.5 million in the 2024 period and $0.8 million in the 2023 period, a decrease of $0.3 million or 34%. There was an emphasis on manufacturing effort in the 2024 period. During the 2023 period there was a greater investment in research and development resources and materials consumed.

Selling, general and administrative expenses were $4.9 million during the 2024 period versus $7.0 million during the 2023 period, a decrease of $2.1 million or 30%. The Corporate and Other segment expense decreased $2.2 million during the 2024 period primarily due to severance provisions and accelerated recognition of share-based compensation incurred during the 2023 period of approximately $1.5 million related to a former senior officer. The remainder of the decrease in the 2024 period is due to lower share based compensation for directors and officers and lower bonus accruals. The Products segment expense in the 2024 period increased $0.1 million compared to 2023 period due to investments in sales and marketing.

Legal and related expenses were $0.5 million during the 2024 period and $1.1 million in the 2023 period, a decrease of $0.6 million or 57%. During the 2023 period, we required significantly more legal expertise and assistance associated with the ransomware attack and matters related to two former senior executives’ arbitration, one of which was settled during the 2023 period and one of which is ongoing.

Interest income, net was $0.6 million in the 2024 period compared to $1.0 million in the 2023 period, a decrease of $0.4 million or 37% due to a decrease in the balance of cash held in a money market account and a decline in the interest rate earned due to Federal Reserve actions to lower discount rates.

We recorded a fair value adjustment charge of approximately $0.3 million for the Debentures based on their fair value as of October 31, 2023, which were due and fully repaid in May 2024.

Other income in both periods is primarily from the subletting of a portion of our office space in New York, NY.

The foreign exchange loss recognized by the Products segment during the 2024 period was $0.2 million compared to $1.0 million in the 2023 period, a favorable variance of $0.8 million.

The foreign exchange loss in the 2024 period was due to the revaluation of intercompany balances denominated in European currencies into Swiss francs, which appreciated slightly, by our Swiss subsidiary. The 2023 period revaluation loss was due to significant depreciation of the Swiss franc, Euro and British pound as compared to the U.S dollar, when intercompany balances were higher, especially those denominated in the U.S. dollar.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of October 31, 2024 was $47.7 million and $52.3 million as of July 31, 2024. The decrease of $4.6 million in our cash and cash equivalents balance as of October 31, 2024 was primarily due to the period net loss and by cash used to pay down accrued liabilities, particularly those of the discontinued operations, partially offset by the release from escrow of $5.0 million, as discussed below. Based on the current available working capital, management believes the Company has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report. Our working capital was $36.3 million and $45.2 million as of October 31, 2024 and July 31, 2024, respectively.

Net cash used in operating activities during the 2024 period was $9.0 million, compared to $13.4 million during the 2023 period, a favorable variance of $4.4 million, due to the smaller net loss from continuing operations in the 2024 period.

Net cash provided by investing activities during the 2024 period was approximately $4.6 million and represents the release of cash held in escrow from the Labcorp Asset Purchase Agreement which closed in July 2023, partially offset by capital expenditures. Net cash used in investing activities during the 2023 period was approximately $0.3 million for capital expenditures.

Net cash used in financing activities in the 2024 and 2023 periods amounted to $0.2 million and $0.5 million primarily for taxes on bonuses paid in stock.

Labcorp Asset Purchase Agreement and release of Cash in Escrow

We had indemnification obligations to Labcorp under the Asset Purchase Agreement that could have required us to make payments to Labcorp and other related persons for any damages incurred by Labcorp or such related persons as a result of any breaches of our representations, warranties, covenants or agreements contained in the Asset Purchase Agreement, or arising from retained liabilities or certain third-party claims specified in the Asset Purchase Agreement. Generally, our representations and warranties survived for a period of 15 months from the closing date, which was July 24, 2023, other than certain fundamental representations, which survive until the expiration of the applicable statute of limitations. There is an indemnification cap with respect to a majority of the Company’s indemnification obligations under the Asset Purchase Agreement with the exception of claims for actual fraud, the breach of any fundamental representations and certain other items, which are subject to a higher indemnification cap (up to the purchase price).

Pursuant to the terms of the Asset Purchase Agreement, we, Labcorp, and an escrow agent entered into an Escrow Agreement at closing, pursuant to which Labcorp deposited $5 million of the aggregate purchase price of the clinical service business into an escrow account in order to satisfy, in whole or in part, certain of our indemnity obligations, if any, that arose under the Asset Purchase Agreement. Labcorp made no claims and required only a reimbursement of certain legal fees it had incurred, which were immaterial. On October 30, 2024, the escrowed funds of $5.0 million were released to the Company and are included in cash and cash equivalents as of October 31, 2024.

Off Balance Sheet Arrangements

The Company does not have any “off-balance sheet arrangements” as such term is described in Item 303 of Regulation S-K.

General and estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon Enzo Biochem, Inc.’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and judgments also affect related disclosure of contingent assets and liabilities.

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

As of October 31, 2024 and July 31, 2024, Products accounts receivable, net were $3,842 and $3,988, respectively. As of October 31, 2024 and July 31, 2024, these totals include foreign receivables, net, of $847 and $1,185, respectively.

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

During the three months ended October 31, 2024 and 2023 there was no impairment of depreciable long-lived assets used in continuing operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) of the Company’s “disclosure controls and procedures” (as such term is defined under the Exchange Act), under the supervision and with the participation of each of our principal executive officer and principal financial officer. Based on the evaluation of our Disclosure Controls, our principal executive officer and principal financial officer have concluded that, as of October 31, 2024, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2024 filed with the Securities and Exchange Commission, other than as noted in Note 13 to these Consolidated Financial Statements as of October 31, 2024.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part 1, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information00

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

ENZO BIOCHEM, INC.
(Registrant)

Date: December 16, 2024	by:	/s/ Patricia Eckert
Chief Financial Officer and Principal Accounting Officer