Form 10-Q
period 2025-01-31
ENZO BIOCHEM INC
filed 2025-03-17
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

or

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

Yes ☐ No ☒

As of March 10, 2025, the Registrant had 52,402,804 shares of common stock outstanding.

ENZO BIOCHEM, INC.

FORM 10-Q

January 31, 2025

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	January 31, 2025 (unaudited)	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$40,297	$52,371
Cash in escrow	—	5,000
Accounts receivable, net	4,245	3,988
Inventories, net	5,987	6,832
Prepaid expenses and other current assets	1,688	1,840
Total current assets	52,217	70,031

Property, plant, and equipment, net	12,303	12,367
Right-of-use assets	2,563	2,836
Other assets	427	530
Total assets	$67,510	$85,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$672	$1,376
Accrued liabilities	5,392	5,714
Current portion of operating lease liabilities	817	841
Other current liabilities	73	76
Current liabilities of discontinued operations, net	10,222	16,787
Total current liabilities	17,176	24,794

Operating lease liabilities, non-current	2,102	2,403
Long term debt	146	189
Non-current liabilities of discontinued operations, net	1,470	2,266
Total liabilities	$20,894	$29,652

Contingencies – see Note 13

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 52,402,804 at January 31, 2025 and 52,244,074 at July 31, 2024	523	521
Additional paid-in capital	343,159	348,134
Accumulated deficit	(299,339)	(294,428)
Accumulated other comprehensive income	2,273	1,885
Total stockholders’ equity	46,616	56,112

Total liabilities and stockholders’ equity	$67,510	$85,764

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Revenues	$7,334	$8,553	$13,546	$16,359

Operating costs and expenses:
Cost of revenues	3,549	4,329	7,230	8,680
Cost of revenues – inventory provision	—	—	252	—
Research and development	479	580	1,041	1,429
Selling, general and administrative	4,558	5,068	9,441	12,070
Legal and related expense, net	350	761	808	1,835
Total operating costs and expenses	8,936	10,738	18,772	24,014

Operating loss	(1,602)	(2,185)	(5,226)	(7,655)

Other income (expense), net:
Interest, net	462	893	1,082	1,870
Change in fair value of convertible debentures	—	(383)	—	(711)
Other	126	119	250	276
Foreign exchange (loss) gain	(234)	693	(425)	(318)
Total other income, net	354	1,322	907	1,117

Loss before income taxes	(1,248)	(863)	(4,319)	(6,538)
Income taxes	—	—	—	—
Net loss from continuing operations	(1,248)	(863)	(4,319)	(6,538)
Net loss from discontinued operations	(287)	(2,198)	(592)	(3,139)
Net loss	$(1,535)	$(3,061)	$(4,911)	$(9,677)

Net loss per common share – basic and diluted:
Continuing operations	$(0.02)	$(0.02)	$(0.08)	$(0.13)
Discontinued operations	(0.01)	(0.04)	(0.01)	(0.06)
Total net loss per basic and diluted common share	$(0.03)	$(0.06)	$(0.09)	$(0.19)

Weighted average common shares outstanding:
Basic and diluted	52,297	50,490	52,271	50,337

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Net loss	$(1,535)	$(3,061)	$(4,911)	$(9,677)
Other comprehensive (loss) income:
Foreign currency translation adjustments	313	(700)	388	168
Comprehensive loss	$(1,222)	$(3,761)	$(4,523)	$(9,509)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended January 31, 2025 and 2024

(unaudited)

(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at October 31, 2024	52,244,074	$521	$342,981	$(297,804)	$1,960	$47,658
Net loss for the period ended January 31, 2025	—	—	—	(1,535)	—	(1,535)
Share-based compensation charges	—	—	178	—	—	178
Vesting of restricted stock units	158,730	2	—	—	—	2
Foreign currency translation adjustments	—	—	—	—	313	313
Balance at January 31, 2025	52,402,804	$523	$343,159	$(299,339)	$2,273	$46,616

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at October 31, 2023	50,489,771	$504	$345,991	$(274,966)	$2,746	$74,275
Net loss for the period ended January 31, 2024	—	—	—	(3,061)	—	(3,061)
Share-based compensation charges	—	—	261	—	—	261
Foreign currency translation adjustments	—	—	—	—	(700)	(700)
Balance at January 31, 2024	50,489,771	$504	$346,252	$(278,027)	$2,046	$70,775

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Six Months Ended January 31, 2025 and 2024

(unaudited)

(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2024	52,244,074	$521	$348,134	$(294,428)	$1,885	$56,112
Net loss for the period ended January 31, 2025	—	—	—	(4,911)	—	(4,911)
Share-based compensation charges	—	—	349	—	—	349
Vesting of restricted stock units	158,730	2	—	—	—	2
Payment of cash dividend			(5,324)			(5,324)
Foreign currency translation adjustments	—	—	—	—	388	388
Balance at January 31, 2025	52,402,804	$523	$343,159	$(299,339)	$2,273	$46,616

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2023	49,997,631	$499	$344,435	$(268,350)	$1,878	$78,462
Net loss for the period ended January 31, 2024	—	—	—	(9,677)	—	(9,677)
Vested restricted stock unit issuances	144,530	1	—	—	—	1
Common stock issued for Asset Purchase Agreement bonus payment	347,610	4	481	—	—	485
Share-based compensation charges	—	—	1,336	—	—	1,336
Foreign currency translation adjustments	—	—	—	—	168	168
Balance at January 31, 2024	50,489,771	$504	$346,252	$(278,027)	$2,046	$70,775

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,911)	$(9,677)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in fair value of convertible debentures	—	711
Depreciation and amortization of property, plant and equipment	637	537
Share-based compensation charges	349	1,336
Share-based 401(k) employer match expense	213	362
Unrealized foreign exchange loss	396	240
Gain on operating lease termination	—	(554)

Changes in operating assets and liabilities:
Accounts receivable	(554)	1,252
Inventories	560	192
Prepaid expenses and other assets	501	(272)
Accounts payable – trade	(942)	(7,097)
Accrued liabilities, other current liabilities and other liabilities	(7,265)	(9,342)
Total adjustments	(6,105)	(12,635)

Net cash used in operating activities	(11,016)	(22,312)

Cash flows from investing activities:
Release of escrowed cash from Asset Purchase Agreement	5,000	—
Capital expenditures	(518)	(279)
Net cash provided by (used in) investing activities	4,482	(279)

Cash flows from financing activities:
Payment of cash dividend	(5,324)	—
Repayments under loan agreement and capital leases	(37)	(73)
Cash payments for taxes related to net share settlements of equity awards	(163)	(467)
Net cash used in financing activities	(5,524)	(540)

Effect of exchange rate changes on cash and cash equivalents	(16)	(1)

Decrease in cash and cash equivalents	(12,074)	(23,132)
Cash and cash equivalents - beginning of period	52,371	83,373
Cash and cash equivalents - end of period	$40,297	$60,241

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2025

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

We have one reportable segment, Products. The consolidated balance sheet as of January 31, 2025, the consolidated statements of operations, comprehensive loss and stockholders’ equity for the three and six months ended January 31, 2025 and 2024, and the consolidated statements of cash flows for the six months ended January 31, 2025 and 2024 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the fiscal year ended July 31, 2024 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2024 has been derived from the audited financial statements at that date. The results of operations for the three and six months ended January 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2025.

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds. At January 31, 2025 and July 31, 2024, the Company had cash and cash equivalents in foreign bank accounts of $420 and $391, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company believes the fair value of the aforementioned financial instruments approximates the cost due to the immediate or short-term nature of these items. At January 31, 2025 and July 31, 2024, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

The Company carries a valuation allowance equal to domestic and foreign net deferred tax assets as of January 31, 2025 and July 31, 2024. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will not be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

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

In November 2024, FASB issued ASU No. 2024-03, Disaggregation on Income Statement Expenses (DISE), which specifies additional disclosure requirements. The new guidance requires additional disclosures, including the composition of certain expense line items (such as purchases of inventory, employee compensation, and “other expenses”) and a separate disclosure for selling expenses. This guidance will be effective for our annual period ending July 31, 2027 and our interim periods beginning August 1, 2027. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2024-03 will have on our consolidated financial statement disclosures.

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

Note 2 – Discontinued operations

Prior to July 24, 2023, we operated a clinical laboratory, doing business as Enzo Clinical Labs, which provided reference, molecular and esoteric diagnostic medical testing services in the New York, New Jersey, and Connecticut medical communities. Effective July 24, 2023, we completed the sale of certain assets used in the operation of Enzo Clinical Labs and the assignment of certain clinical lab liabilities to Labcorp for an aggregate purchase price of $113.25 million in cash. In accordance with the sale, we ceased our clinical services operations. Excluded from the sale of the clinical services assets were its cash and accounts receivable. As a consequence of the sale, we have classified as discontinued operations all income and expenses attributable to the clinical services business for the fiscal year 2025 and 2024 periods presented.

The following table sets forth the condensed operating results of the discontinued operations for the three and six months ended January 31:

	Three Months Ended January 31		Six Months Ended January 31
	2025	2024	2025	2024
General and administrative expense	$221	$813	$471	$2,250
Other expense	66	1,385	121	889
Loss from discontinued operations	$(287)	$(2,198)	$(592)	$(3,139)

The following table sets forth the condensed carrying amounts of major classes of assets and liabilities of the discontinued operations as of the dates indicated:

	January 31, 2025	July 31, 2024
Carrying amounts of major current assets included as part of discontinued operations:
Prepaid and other current	$68	$182

Carrying amounts of major current liabilities included as part of discontinued operations:
Accrued liabilities and trade payables	8,232	14,979
Operating lease liabilities and other	2,058	1,990
Total current liabilities	10,290	16,969

Current liabilities of discontinued operations, net	$10,222	$16,787

Carrying amount of major non-current assets included as part of discontinued operations:
Right-of-use assets	$1,071	$1,308
Other	61	75
Total non-current assets	1,132	1,383

Carrying amount of major non-current liabilities included as part of discontinued operations:
Operating lease liabilities and other	2,602	3,649

Non-current liabilities of discontinued operations, net	$1,470	$2,266

During the six months ended January 31, 2025, the cash used in operating activities of the discontinued operations was $7,213, primarily for reductions of trade payables and accrued liabilities. During the six months ended January 31, 2024, the cash used in operating activities of the discontinued operations was $11,304, primarily for reductions of trade payables and accrued liabilities.

Note 3 – Net loss per share

Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options, and unvested restricted stock units and performance stock units, is determined using the treasury stock method. As a result of the net loss for the three and six months ended January 31, 2025 and 2024, diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options, restricted stock units, or warrants because to do so would be anti-dilutive.

For the three and six months ended January 31, 2025, the effect of approximately 2,105,000 and 2,115,000, respectively, of outstanding “out of the money” options to purchase common shares and the effect of approximately zero and 10,700, respectively, of outstanding restricted stock units were excluded from the calculation of diluted net (loss) per share because their effect would be anti-dilutive. Also, for the three and six months ended January 31, 2025, the effect of approximately 1,686,000 and 1,270,000 shares related to 1,000,000 warrants was excluded from the calculation of diluted weighted average shares outstanding because their effect would be anti-dilutive. The warrants relate to the debentures which were repaid in May 2024. The warrants are eligible for any dividends paid on the common stock and are therefore considered to be participating securities which do not have any contractual obligation to share in the Company’s losses. The impact on net loss per share under the two-class method was not material.

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

Products revenue by geography is as follows:

	Three Months Ended January 31		Six Months Ended January 31
	2025	2024	2025	2024
United States	$4,830	$5,166	$8,594	$9,801
Europe	1,712	2,286	3,375	4,424
Asia Pacific	792	1,101	1,577	2,134
Products revenue	$7,334	$8,553	$13,546	$16,359

As of August 1, 2024 and 2023, accounts receivable from continuing operations was $3,988 and $4,808, respectively.

Note 5 – Supplemental disclosure for statement of cash flows

During the six months ended January 31, 2025 and 2024, interest paid by the Company was $3 and $184, respectively.

For the six months ended January 31, 2025 and 2024, the net reductions in the measurement of right-of-use assets and operating lease liabilities, including those of discontinued operations, was $786 and $254, respectively and are included in cash flows from operating activities. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statement of cash flows.

The Company added new right-of-use assets and operating lease liabilities of $106 and $0 for the six months ended January 31, 2025 and 2024, respectively.

In connection with the completed sale of certain assets used in the operation of Enzo Clinical Labs at the end of fiscal 2023, $5,000 of escrowed proceeds are included in cash in escrow as of July 31, 2024. As of January 31, 2025, these escrowed proceeds were released to the Company.

During the six months ended January 31, 2025, the Company disbursed $163 for taxes related to net share settlement of a bonus paid in stock to a senior executive. During the six months ended January 31, 2024, the Company disbursed $467 for taxes related to net share settlement of bonuses paid in stock to a senior executive and a former senior executive.

For the six months ended January 31, 2025 and 2024, tax on capital paid by the Company was $8 and $23, respectively. During the six months ended January 31, 2024, state taxes paid on the gain on the completed sale of certain assets used in the operation of Enzo Clinical Labs were $729.

On October 29, 2024, the Board of Directors of the Company declared a cash dividend of $0.10 per share on its common stock, which was paid on December 2, 2024, to the holders of record as of the close of business on November 15, 2024. The total dividend paid was $5,324.

Note 6 – Inventories

Inventories, net consisted of the following as of the dates indicated:

	January 31, 2025	July 31, 2024
Raw materials	$1,156	$1,794
Work in process	2,415	2,461
Finished products	2,416	2,577
	$5,987	$6,832

Note 7 – Convertible debentures

In May 2023, the Company consummated a Securities Purchase Agreement (the “Purchase Agreement”) with the Purchasers, as defined in the Purchase Agreement, and JGB Collateral, LLC, as collateral agent for the Purchasers (the “Agent”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers (i) 10% Original Issue Discount Secured Convertible Debentures (the “Debentures”) with an aggregate principal amount of $7,608 and (ii) warrants (the “Warrants”) to purchase up to 1,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an exercise price of $2.31 per share, subject to adjustments as set forth in the Warrants, for a total purchase price of $7,000. Pursuant to ASC 825, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Debentures at fair value with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period. During the six months ended January 31, 2024, the change in fair value expense recorded was $711.

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

Warrants

The Warrants are exercisable for five years from May 19, 2023, at an exercise price of $2.31 per share, subject, with certain exceptions, to adjustments in the event of stock splits, subsequent dilutive offerings and certain fundamental transactions, as more fully described in the Warrant. The Warrants are eligible for any dividends paid on common stock. The warrant holders were paid $100 in dividends in December 2024.

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

Note 8 – Long term debt

In April 2020, the Company’s subsidiary in Switzerland received a loan of CHF 400 (or $400, based on the foreign exchange rate as of July 31, 2020) from the Swiss government under the “Corona Krise” emergency loan program in response to the COVID-19 pandemic. This loan is uncollateralized and bears 0% interest. In January 2022, the bank agent of the Swiss government informed our subsidiary that the loan had to be fully amortized within a maximum of eight years and the first of semiannual amortization payments of CHF 33 began in March 2022. Based on this amortization schedule, the loan will be repaid by September 2027. The current portion of this loan is included in other current liabilities and the long term portion in long term debt – net as of January 31, 2025 and July 31, 2024.

Minimum future annual principal payments under this agreement as of January 31, 2025 are as follows:

July 31,	Total
2025	$37
2026	73
2027	73
2028	36
Total principal payments	219
Less: current portion, included in other current liabilities	(73)
Long term debt – net	$146

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

The Company has lease agreements with (i) right-of-use asset payments and (ii) non-lease components (e.g., payments related to maintenance fees, utilities, etc.) which have generally been combined and accounted for as a single lease component. The Company’s leases have remaining terms of less than 1 year to 3 years. Certain of the Company’s leases have terms that include renewal options that are reasonably certain to be exercised. Certain of the Company’s lease agreements include rental payments adjusted periodically for inflation which are included in the lease liabilities.

The following table summarizes the Company’s right of use assets and associated liabilities of its continuing operations as of the dates indicated:

Leases	Balance Sheet Classification	January 31, 2025	July 31, 2024
Assets
Operating	Right-of-use assets	$2,563	$2,836
Total lease assets		$2,563	$2,836

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$817	$841

Non-current:
Operating	Operating lease liabilities, non-current	2,102	2,403
Total lease liabilities		$2,919	$3,244

Components of lease cost were as follows:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Operating lease cost – net (a)	$92	$141	$187	$281

(a)	Net of $126 and $252 of sublease income for the three and six months ended January 31, 2025 and 2024, respectively.

The maturities of the Company’s lease liabilities as of January 31, 2025 are as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases
2025	$494
2026	906
2027	907
2028	833
2029	44
Total lease payments	3,184
Less: Interest (a)	(265)
Present value of lease liabilities	$2,919

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the six months ended January 31 were as follows:

Lease term and discount rate	2025	2024
Weighted-average remaining lease term (years):
Operating leases	3.4 years	4.3 years

Weighted-average discount rate:
Operating leases	5.3%	5.1%

See Note 5 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the six months ended January 31, 2025 and 2024.

Note 10 – Accrued liabilities and current liabilities

Accrued liabilities as of the date indicated consist of:

	January 31, 2025	July 31, 2024
Payroll, benefits and commissions	$2,560	$3,459
Professional fees	578	405
Legal	1,462	1,235
Other	792	615
	$5,392	$5,714

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of January 31, 2025 and July 31, 2024, the Company had established reserves of $85 and $114, respectively, which are included in accrued liabilities for payroll, benefits and commissions, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

Note 11 – Stockholders’ equity

Controlled Equity Offering

In May 2023, the Company entered into a sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as sales agent (“Riley”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Riley, shares of the Company’s common stock, par value $0.01 per share (“Shares”) having an aggregate offering price of up to $30 million. The Company pays Riley a commission of 3.0% of the aggregate gross proceeds received under the Sale Agreement. The Company is not obligated to make any sales of Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Riley or the Company, as permitted therein. In May 2023, the Company filed with the SEC a “shelf” registration and sales agreement prospectus covering the Sales Agreement. A total of $150 million of securities, including those covered by the Sales Agreement, may be sold under the shelf registration which was declared effective in July 2023. There was no activity with respect to the controlled equity offering during the six months ended January 31, 2025 or 2024.

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

The exercise price of options granted under the Amended and Restated 2011 Plan is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan will remain in effect until they have been exercised or terminated, or have expired. As of January 31, 2025, there were approximately 4,304,000 shares of common stock available for grant under the Amended and Restated 2011 Plan.

The Company estimates the fair value of each stock option award on the measurement date using a Black-Scholes option pricing model or the fair value of our stock at the date of grant. The fair value of awards is amortized to expense on a straight-line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, primarily time elapsed.

Listed below are the assumptions used to determine the fair value of options granted during the periods indicated:

	Six Months Ended January 31
	2025	2024
Risk free interest rate %	3.03 – 5.35	—
Expected term of option	3.5 years	—
Expected stock price volatility	70%	—
Expected dividend yield	0%	—

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’s historical stock price volatility.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Stock options	$105	$98	$206	$743
Restricted stock units	76	163	143	593
	$181	$261	$349	$1,336

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
Selling, general and administrative	$173	$249	$333	$1,319
Cost of revenues	8	12	16	17
	$181	$261	$349	$1,336

During the six months ended January 31, 2024, the Company recognized in selling, general and administrative expense $519 of share based compensation with respect to stock options and $367 of share based compensation with respect to restricted stock units as a result of the termination of the former CEO.

No excess tax benefits were recognized during the three and six month periods ended January 31, 2025 and 2024.

The following table summarizes stock option activity during the six month period ended January 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2024	2,136,870	$2.31		—
Granted	10,000	1.11
Exercised	—	—
Cancelled or expired	(41,500)	$1.72
Outstanding at end of period	2,105,370	$2.31	2.0 years	—
Exercisable at end of period	1,352,037	$2.45	1.1 years	—

As of January 31, 2025, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $253 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately seven months. The intrinsic value of stock option awards is the value of the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options that are outstanding.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended January 31, 2025:

	Number of RSUs outstanding	Weighted Average Fair Value per Unit at Date of Grant	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at beginning of fiscal year	308,730	1.31	1.5 years	$352
Granted	428,691	0.70		—
Vested	(158,730)	1.26
Cancelled	—	—
Outstanding at end of period	578,691	0.87	1.25 years	$355
Expected to vest at end of period	578,691	$0.87	1.25 years	$355

During the three and six months ended January 31, 2025 and 2024, the Company recognized shared based compensation expense for RSUs of $76 and $143, and $163 and $593, respectively. As of January 31, 2025, the total future compensation cost related to non-vested RSUs, not yet recognized in the statements of operations, was $413 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately 15 months.

Dividend

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

The following financial information represents the operating results of the reportable segments of the Company for the period indicated:

Three months ended January 31, 2025

	Products	Corporate & Other	Consolidated
Revenues	$7,334	—	$7,334

Operating costs and expenses:
Cost of revenues	3,549	—	3,549
Research and development	479	—	479
Selling, general and administrative	2,798	$1,760	4,558
Legal and related expenses	2	348	350
Total operating costs and expenses	6,828	2,108	8,936

Operating income (loss)	506	(2,108)	(1,602)

Other income (expense)
Interest	(1)	463	462
Other	2	124	126
Foreign exchange loss	(234)	—	(234)
Income (loss) before taxes	$273	$(1,521)	$(1,248)

Depreciation and amortization included above	$228	$93	$321

Share-based compensation included above:
Selling, general and administrative	33	137	170
Cost of sales	8	—	8
Total	$41	$137	$178

Capital expenditures	$70	$—	$70

Three months ended January 31, 2024

	Products	Corporate & Other	Consolidated
Revenues	$8,553	—	$8,553

Operating costs and expenses:
Cost of revenues	4,329	—	4,329
Research and development	578	$2	580
Selling, general and administrative	3,284	1,784	5,068
Legal and related expenses	22	739	761
Total operating costs and expenses	8,213	2,525	10,738

Operating income (loss)	340	(2,525)	(2,185)

Other income (expense)
Interest	34	859	893
Change in fair value of convertible debentures	—	(383)	(383)
Other	2	117	119
Foreign exchange gain	693	—	693
Income (loss) before taxes	$1,069	$(1,932)	$(863)

Depreciation and amortization included above	$172	$95	$267

Share-based compensation included above:
Selling, general and administrative	42	207	249
Cost of sales	12	—	12
Total	$54	$207	$261

Capital expenditures	$—	$27	$27

Six months ended January 31, 2025

	Products	Corporate & Other	Consolidated
Revenues	$13,546	—	$13,546

Operating costs and expenses:
Cost of revenues	7,230	—	7,230
Cost of revenues – inventory provision	252	—	252
Research and development	1,041	—	1,041
Selling, general and administrative	5,965	$3,476	9,441
Legal and related expenses	8	800	808
Total operating costs and expenses	14,496	4,276	18,772

Operating loss	(950)	(4,276)	(5,226)

Other income (expense)
Interest	(2)	1,084	1,082
Other	1	249	250
Foreign exchange loss	(425)	—	(425)
Loss before taxes	$(1,376)	$(2,943)	$(4,319)

Depreciation and amortization included above	$457	$180	$637

Share-based compensation included above:
Selling, general and administrative	65	268	333
Cost of sales	16	—	16
Total	$81	$268	$349

Capital expenditures	$518	$—	$518

Six months ended January 31, 2024

	Products	Corporate & Other	Consolidated
Revenues	$16,359	—	$16,359

Operating costs and expenses:
Cost of revenues	8,680	—	8,680
Research and development	1,416	$13	1,429
Selling, general and administrative	6,383	5,687	12,070
Legal and related expenses	51	1,784	1,835
Total operating costs and expenses	16,530	7,484	24,014

Operating loss	(171)	(7,484)	(7,655)

Other income (expense)
Interest	68	1,802	1,870
Change in fair value of convertible debentures	—	(711)	(711)
Other	3	273	276
Foreign exchange loss	(318)	—	(318)
Loss before taxes	$(418)	$(6,120)	$(6,538)

Depreciation and amortization included above	$338	$199	$537

Share-based compensation included above:
Selling, general and administrative	65	1,254	1,319
Cost of sales	17	—	17
Total	$82	$1,254	$1,336

Capital expenditures	$246	$33	$279

Note 13 – Contingencies

Settled or Inactive Legal Matters

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

As a result of the ransomware attack, Enzo was subject to regulatory inquiry from the New York Attorney General, a joint inquiry from the Connecticut and New Jersey Attorneys General and an inquiry from the Utah Attorney General. All inquiries asked questions about the ransomware attack, as well as the corrective actions taken in response.  The Company responded to all such inquiries, and there have been no further inquiries from the Utah Attorney General. The matters with the New York, Connecticut and New Jersey Attorneys General are now closed, as they were resolved by agreements with each of the three states effective August 8, 2024. A provision was recorded in the consolidated financial statements as of July 31, 2024 based on the settlement terms of the agreements. In September 2024, the Company paid the full settlements totaling $4,500.

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

In re Enzo Biochem Data Breach Litigation, No. 2:23-cv-04282 (EDNY)

In the Eastern District of New York (“EDNY”), twenty putative class actions were consolidated alleging various harms stemming from the April 2023 data incident (“EDNY Federal Action”). Lead counsel was appointed and filed a Consolidated Amended Complaint on November 13, 2023. The complaint sought to certify a federal class as well as several state subclasses. The Consolidated Amended Complaint brings various statutory and common law claims, including negligence, negligence per se, breach of fiduciary duty, breach of implied contract, breach of the implied covenant of good faith and fair dealing, violation of the New York’s General Business Law § 349, Invasion of Privacy, violations of the Connecticut Unfair Trade Practices Act, and violations of the New Jersey Consumer Fraud Act. The parties have reached a class-wide settlement agreement in the sum of $7,500 and filed an unopposed motion for preliminary approval with the Court. The Court granted the motion and set a final fairness hearing on June 10, 2025. $800 of the $7,500 settlement was paid in March 2025 to cover class action notice costs.

Other Settled or Inactive Matters

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

In April 2024, the Company engaged in settlement negotiations with a government payer in our discontinued operations and reached a verbal settlement. The settlement was finalized in a formal written settlement agreement on August 14, 2024. The settlement resolved allegations that Enzo Clinical Labs, Inc. overbilled the Connecticut Medicaid program for testing services. The settlement was paid in August 2024 for $1,700 to resolve the State of Connecticut’s allegations and $175 was paid to settle whistleblowers’ legal fees.

Open and Active Legal Matters

Pending Class Action Litigation

Maria Sgambati et al., v. Enzo Biochem, Inc., et al., Index No. 619511/2023 (N.Y. Sup. Ct.)

This is a putative class action pending in state court alleging various harms stemming from the April 2023 data incident. The complaint seeks to certify a class of New York residents. The complaint brings claims of negligence; negligence per se; breach of implied covenant and good faith and fair dealing; breach of duty; breach of implied contract; and violations of New York’s Deceptive Acts and Practices § 349. The Company has filed a motion to stay this action pending the resolution of the EDNY Federal Action, and the motion was granted by the court. The Company anticipates that the case will be dismissed once the settlement in the EDNY Federal Action receives final approval from the court, likely sometime in 2025.

Louis v. Enzo Biochem, Inc. et al., Index No. 653281/2023 (N.Y. Sup. Ct.)

This is a putative class action pending in state court alleging various harms stemming from the April 2023 data incident. The complaint seeks to certify a class of New York citizens. The complaint brings claims of negligence; negligence per se; breach of duty; breach of implied contract; breach of implied covenant of good faith and fair dealing; and violations of New York’s Deceptive Acts and Practices § 349. The Company has filed a motion to stay this action pending the resolution of the EDNY Federal Action, and the motion remains pending. The Company anticipates that the case will be dismissed once the settlement in the EDNY Federal Action receives final approval from the court, likely sometime in 2025.

Other Open and Active Legal Matters

On or about September 26, 2023, James G. Wolf, individually and as the trustee of the Wolf Family Charitable Foundation, Barbaranne R. Wolf, Stephen Paul Wolf, and Preston M. Wolf (collectively the “Petitioners”) initiated an appraisal action against the Company in the New York Supreme Court for Suffolk County. Petitioners seek an appraisal of the value of their shares in the Company. The amount of damages sought by the Petitioners is unspecified. On or about August 21, 2024, the Court dismissed the Company’s Second and Third Affirmative Defenses. On or about September 19, 2024, the Court granted the Company permission to move for leave to reargue the Court’s dismissal decision. On or about October 16, 2024, the Company moved for leave to reargue. On or about February 20, 2025, the Court issued a decision granting the Company’s motion for leave to reargue, and, upon reargument, adhered to its original decision. The Company intends to continue to vigorously litigate both (i) Petitioners’ alleged entitlement to dissenting shareholder appraisal rights and (ii) the correct valuation of Petitioners’ shares.

On September 18, 2024, we received an unsealed complaint filed by whistleblowers in the Southern District of New York (“SDNY”) alleging, among other things, that the Company falsely billed Medicaid and Medicare for COVID-19 tests by utilizing inappropriate diagnostic codes to trigger payments for such tests. The SDNY advised the court that the government was not intervening in the case; however, the private plaintiffs are still pursuing the case on the governments’ behalf. The court ordered that the matter be stayed until January 15, 2025, so that the parties may explore potential settlement of the matter. The parties were unable to reach a settlement and the case is proceeding to litigation.  The Company anticipates filing a motion to dismiss the complaint (the entire case) and, pursuant to the Court’s instructions, will be submitting a letter to the court regarding that motion by March 21, 2025.  The initial conference with the court is scheduled for April 8, 2025.  We believe there are meritorious defenses to the claims set forth in the complaint and the Company will vigorously defend itself.  A probable settlement amount is not estimable at this time.

The Company terminated the employment of Elazar Rabbani, Ph.D., the Company’s former Chief Executive Officer, effective April 21, 2022.  Dr. Rabbani was a director of the Company until the Annual Meeting on January 31, 2024, when his term expired. Dr. Rabbani was a party to an employment agreement with the Company that entitled him to certain termination benefits, including severance pay, acceleration of vesting of share-based compensation, and continuation of benefits. Based on the terms of his employment agreement, the Company estimated and accrued a charge of $2,600 in fiscal year 2022. The charge was partially offset by the reversal of bonus accruals. In May 2022, the Company paid Dr. Rabbani $2,123 in severance (the payment constituted taxable income, but the Company did not withhold taxes from the payment). In July 2022, the Company paid Dr. Rabbani’s income and other withholding taxes of $1,024 related to that payment on Dr. Rabbani’s behalf. On July 8, 2022, the Company filed a demand for arbitration with the American Arbitration Association (the “AAA”) seeking, among other things, a declaration that the Company had fully satisfied its contractual obligations to Dr. Rabbani and seeking the tax withholding reimbursement referenced above.  On August 4, 2022, Dr. Rabbani filed counterclaims in the arbitration seeking, among other things, a bonus for fiscal year 2021 and additional severance that he asserted was owed to him. At the parties’ joint request, the arbitration has been stayed while the parties work towards resolving the matter. A provision was made in the consolidated financial statements as of July 31, 2023 and updated as applicable through the period ended January 31, 2025 based on a reasonable estimate of loss; however, the actual exposure may differ.

The Company (as plaintiff) has brought cases in the United States District Court for the District of Delaware (“the Court”), alleging patent infringement against various companies. At this time, all of such cases have been resolved, except for one. There is currently one case that was originally brought by the Company that is still pending in the Court. In that case, Enzo alleges patent infringement of the ‘197 patent against Becton Dickinson defendants. The claims in that case are stayed.

On September 2, 2021, the U.S. Patent and Trademark Office (“PTO”) issued a non-final office action in an ex parte reexamination concerning the ‘197 Patent. In the office action, the PTO rejected certain claims of the ‘197 Patent for nonstatutory double-patenting. Enzo responded to the office action on January 3, 2022. Becton Dickinson requested another ex parte reexamination concerning the ‘197 patent on July 26, 2022. On September 16, 2022, the PTO ordered that ex parte reexamination as to certain claims of the ‘197 patent. Enzo filed a petition to terminate that second reexamination proceeding on November 16, 2022, which was denied on July 26, 2024.  The PTO merged the ex parte reexamination proceedings as of August 2, 2024.  On September 17, 2024, the PTO issued an office action, rejecting the claims subject to the merged reexamination proceedings. Enzo filed a response to that office action on December 17, 2024. On February 6, 2025, the PTO issued a final rejection of the claims (2, 5, 18, 20, and 228) in the ex parte reexamination proceedings. The Company is considering appeal options.

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

We continue to explore all strategic alternatives to maximize value for the Company’s stockholders, including without limitation, improving the market position and profitability of our services in the marketplace, and enhancing our valuation. We may pursue our goals through organic growth and strategic initiatives. Additionally, we will continue to review information regarding potential acquisitions or joint ventures, and provide information to third parties regarding potential dispositions of assets or business lines, including a potential sale of the Company, from time to time.

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

NYSE Listing Notice

On January 8, 2025, the Company received a letter from the New York Stock Exchange (the “NYSE”) notifying the Company that it is not in compliance with (i) Section 802.01B of the NYSE Listed Company Manual because, as of January 7, 2025, the Company’s 30 trading-day average market capitalization was less than $50 million and its last reported stockholder’s equity as of October 31, 2024 was less than $50 million and (ii) Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s Common Stock (the “Common Stock”) was less than $1.00 over a consecutive 30 trading-day period. The Company has a period of 18 months to cure the market capitalization and stockholder’s equity deficiencies and a period of six months to cure the average closing stock price deficiency, subject to the NYSE’s acceptance of a plan by the Company to regain compliance. The notice did not result in the immediate delisting of the Common Stock from the NYSE, but the Company may be delisted from the NYSE if it does not regain compliance with the foregoing continued listing standards.

With regard to the average closing stock price deficiency, the Company can regain compliance at any time within the six-month period following receipt of the NYSE's non-compliance notice if, on the last trading day of any calendar month during the cure period, the Company has (i) a closing share price of at least $1.00 and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month. Under the NYSE’s listing rules, the price condition will be deemed cured if the price promptly exceeds $1.00 per share and the price remains above that level for at least the following 30 consecutive trading days.

 The Company submitted a plan on February 21, 2025 to cure the market capitalization, stockholder’s equity and average closing stock price deficiencies and to return to compliance with the NYSE's continued listing standards. The plan considers all available alternatives to cure the deficiencies identified by the NYSE, which plan is being reviewed by the NYSE. The Common Stock continues to be listed and trade on the NYSE, subject to the Company’s ongoing compliance with the NYSE's other continued listing standards and by the acceptance of the NYSE of this plan.

Results of Operations from Continuing Operations

Three months ended January 31, 2025 compared to January 31, 2024
(in $000s)

Comparative Financial Data from Continuing Operations for the three months ended January 31,

	2025	2024	Favorable (Unfavorable)	% Change

Revenues	$7,334	$8,553	$(1,219)	(14)

Operating costs and expenses:
Cost of revenues	3,549	4,329	780	18
Research and development	479	580	101	17
Selling, general and administrative	4,558	5,068	510	10
Legal and related expenses	350	761	411	54
Total operating costs and expenses	8,936	10,738	1,802	17

Operating loss	(1,602)	(2,185)	583	27

Other income (expense):
Interest, net	462	893	(431)	(48)
Fair value adjustment	—	(383)	383	100
Other	126	119	7	6
Foreign exchange (loss) gain	(234)	693	(927)	**
Loss before income taxes	$(1,248)	$(863)	$(385)	(45)

**	not meaningful

Consolidated Results:

The “2025 period” and the “2024 period” refer to the three months ended January 31, 2025 and 2024, respectively.

Revenues were $7.3 million in the 2025 period and $8.5 million in the 2024 period, a decrease of approximately $1.2 million or 14% due to a decline in all geographic areas of our customer base due to declining market demand, primarily in our markets outside of the U.S., related to general continued headwinds in the life sciences tools space and the timing of large orders fulfillment.

The cost of revenues was $3.5 million in the 2025 period and $4.3 million in the 2024 period, a decrease of $0.8 million or 18% due to lower revenues. The gross profit margin was approximately 52% and 49% in the 2025 and 2024 periods, respectively. The 2025 period gross profit was positively impacted by a more profitable mix of products sold and cost containment measures.

Research and development expenses were $0.5 million in the 2025 period and $0.6 million in the 2024 period, a decrease of $0.1 million or 17%. There was an emphasis on manufacturing effort in the 2025 period. During the 2024 period there was a greater investment in research and development resources and materials consumed.

Selling, general and administrative expenses were $4.6 million during the 2025 period versus $5.1 million during the 2024 period, a decrease of $0.5 million or 10%. The decrease was in the Products segment as compared to 2024 period due to lower headcount, sales commissions, and travel expenses.

Legal and related expenses were $0.4 million during the 2025 period and $0.8 million in the 2024 period, a decrease of $0.4 million or 54%. During the 2024 period, we required significantly more legal expertise and assistance associated with corporate matters.

Interest income, net was $0.5 million in the 2025 period compared to $0.9 million in the 2024 period, a decrease of $0.4 million or 48% due to the decrease in the balance of cash held in a money market account and a decline in the interest rate earned due to Federal Reserve actions to lower discount rates.

We recorded a fair value adjustment charge of approximately $0.4 million for the Debentures in the 2024 period based on their fair value as of January 31, 2024, which were due and fully repaid in May 2024.

Other income in both periods is primarily from the subletting of a portion of our office space in New York, NY.

The foreign exchange loss recognized by the Products segment during the 2025 period was $0.2 million compared to a gain of $0.7 million in the 2024 period, an unfavorable variance of $0.9 million. The foreign exchange loss in the 2025 period was due to the revaluation of intercompany balances denominated in European currencies into Swiss francs, which appreciated slightly, by our Swiss subsidiary. The 2024 period revaluation gain was due to appreciation of the Swiss franc, Euro and British pound as compared to the U.S dollar, when intercompany balances were higher, especially those denominated in the U.S. dollar.

Results of Operations from Continuing Operations

Six months ended January 31, 2025 compared to January 31, 2024
(in $000s)

Comparative Financial Data from Continuing Operations for the six months ended January 31,

	2025	2024	Favorable (Unfavorable)	% Change

Revenues	$13,546	$16,359	$(2,813)	(17)

Operating costs and expenses:
Cost of revenues	7,230	8,680	1,450	17
Cost of revenues – inventory provision	252	—	(252)	**
Research and development	1,041	1,429	388	27
Selling, general and administrative	9,441	12,070	2,629	22
Legal and related expenses	808	1,835	1,027	56
Total operating costs and expenses	18,772	24,014	5,242	22

Operating loss	(5,226)	(7,655)	2,429	32

Other income (expense):
Interest, net	1,082	1,870	(788)	(42)
Fair value adjustment	—	(711)	711	100
Other	250	276	(26)	(9)
Foreign exchange loss	(425)	(318)	(107)	(34)
Loss before income taxes	$(4,319)	$(6,538)	$2,219	34

**	not meaningful

Consolidated Results:

 The “2025 period” and the “2024 period” refer to the six months ended January 31, 2025 and 2024, respectively.

Revenues were $13.5 million in the 2025 period and $16.4 million in the 2024 period, a decrease of approximately $2.8 million or 17% due to a decline in all geographic areas of our customer base due to declining market demand, primarily in our markets outside of the U.S., related to general continued headwinds in the life sciences tools space and the timing of large orders fulfillment.

The cost of revenues was $7.2 million in the 2025 period and $8.7 million in the 2024 period, a decrease of $1.5 million or 17% due to lower revenues. The gross profit margin was approximately 47% in both the 2025 and 2024 periods.

The cost of revenues – inventory provision was approximately $0.3 million for raw material inventory we intended to use in manufacturing and sell to laboratory customers which we fully reserved in the 2025 period. This provision represents approximately 2% of the 2025 period’s revenues.

Research and development expenses were $1.0 million in the 2025 period and $1.4 million in the 2024 period, a decrease of $0.4 million or 27%. There was an emphasis on manufacturing effort in the 2025 period. During the 2024 period, there was a greater investment in research and development resources and materials consumed.

Selling, general and administrative expenses were $9.4 million during the 2025 period versus $12.0 million during the 2024 period, a decrease of $2.6 million or 22%. The Other segment expense declined $2.2 million primarily due to severance provisions and accelerated recognition of share based compensation in the 2024 period related to a former senior officer. The Products segment expense decreased $0.4 million as compared to 2024 period due to lower headcount, sales commissions, travel expenses, and bonus accruals.

Legal and related expenses were $0.8 million during the 2025 period and $1.8 million in the 2024 period, a decrease of $1.0 million or 56%. During the 2024 period, we required significantly more legal expertise and assistance associated with corporate matters.

Interest income, net was $1.1 million in the 2025 period compared to $1.9 million in the 2024 period, a decrease of $0.8 million or 42% due to a decrease in the balance of cash held in a money market account and a decline in the interest rate earned due to Federal Reserve actions to lower discount rates.

We recorded a fair value adjustment charge of approximately $0.7 million for the Debentures in the 2024 period based on their fair value as of January 31, 2024, which were due and fully repaid in May 2024.

Other income in both periods is primarily from the subletting of a portion of our office space in New York, NY.

The foreign exchange loss recognized by the Products segment during the 2025 period was $0.4 million compared to $0.3 million in the 2024 period, an unfavorable variance of $0.1 million. The foreign exchange revaluation loss in both periods was due to the depreciation of the Swiss franc, Euro and British pound as compared to the U.S dollar. Those currencies depreciated more in the 2025 period than in the 2024 period.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of January 31, 2025 was $40.3 million and $52.3 million as of July 31, 2024. The decrease of $12.0 million in our cash and cash equivalents balance as of January 31, 2025 was primarily due to the period net loss, cash used to pay down accrued liabilities, particularly those of the discontinued operations, and the payment of a dividend of $5.3 million, partially offset by the release from escrow of $5.0 million, as discussed below. Based on the current available working capital, management believes the Company has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report. Our working capital was $35.0 million and $45.2 million as of January 31, 2025 and July 31, 2024, respectively.

Net cash used in operating activities during the 2025 period was $11.0 million, compared to $22.3 million during the 2024 period, a favorable variance of $11.3 million, primarily due to the smaller net loss from continuing operations in the 2025 period and the larger paydowns of accounts payable – trade and accrued liabilities in the 2024 period.

Net cash provided by investing activities during the 2025 period was approximately $4.5 million and represents the release of cash held in escrow from the Labcorp Asset Purchase Agreement which closed in July 2023, partially offset by capital expenditures. Net cash used in investing activities during the 2024 period was approximately $0.3 million for capital expenditures.

Net cash used in financing activities in the 2025 period was $5.5 million and primarily represents the payment of a $5.3 million dividend in December 2024. Cash used in the 2024 period amounted to $0.5 million primarily for taxes paid on bonuses paid in stock.

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

Pursuant to the terms of the Asset Purchase Agreement, we, Labcorp, and an escrow agent entered into an Escrow Agreement at closing, pursuant to which Labcorp deposited $5 million of the aggregate purchase price of the clinical service business into an escrow account in order to satisfy, in whole or in part, certain of our indemnity obligations, if any, that arose under the Asset Purchase Agreement. Labcorp made no claims and required only a reimbursement of certain legal fees it had incurred, which were immaterial. On October 30, 2024, the escrowed funds of $5.0 million were released to the Company.

Off Balance Sheet Arrangements

The Company does not have any “off-balance sheet arrangements” as such term is described in Item 303 of Regulation S-K.

Critical Accounting Policies and Estimates

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

As of January 31, 2025 and July 31, 2024, Products accounts receivable, net were $4,245 and $3,988, respectively. As of January 31, 2025 and July 31, 2024, these totals include foreign receivables, net, of $881 and $1,185, respectively.

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

During the six months ended January 31, 2025 and 2024 there was no impairment of depreciable long-lived assets used in continuing operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) of the Company’s “disclosure controls and procedures” (as such term is defined under the Exchange Act), under the supervision and with the participation of each of our principal executive officer and principal financial officer. Based on the evaluation of our Disclosure Controls, our principal executive officer and principal financial officer have concluded that, as of January 31, 2025, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2024 filed with the Securities and Exchange Commission, other than as noted in Note 13 to these Consolidated Financial Statements as of January 31, 2025.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: March 17, 2025	by:	/s/ Patricia Eckert
Chief Financial Officer and Principal Accounting Officer