Form 10-Q
period 2025-04-30
ENZO BIOCHEM INC
filed 2025-06-16
CIK 316253

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 001-09974

ENZO BIOCHEM, INC.
(Exact name of registrant as specified in its charter)

New York	13-2866202
(State or Other Jurisdiction of	(IRS. Employer
Incorporation or Organization)	Identification No.)

21 Executive Blvd. Farmingdale, New York	11735
(Address of Principal Executive office)	(Zip Code)

(631) 755-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock $0.01 par value	ENZB	OTC Markets OTCQX

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

Yes ☐ No ☒

As of June 10, 2025, the Registrant had 52,402,804 shares of common stock outstanding.

ENZO BIOCHEM, INC.

FORM 10-Q

April 30, 2025

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ENZO BIOCHEM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 30, 2025 (unaudited)	July 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$36,693	$52,371
Cash in escrow	—	5,000
Accounts receivable, net	4,309	3,988
Inventories, net	5,714	6,832
Prepaid expenses and other current assets	1,562	1,840
Total current assets	48,278	70,031

Property, plant, and equipment, net	12,380	12,367
Right-of-use assets	2,472	2,836
Other assets	386	530
Total assets	$63,516	$85,764

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable – trade	$1,395	$1,376
Accrued liabilities	5,170	5,714
Current portion of operating lease liabilities	881	841
Other current liabilities	73	76
Current liabilities of discontinued operations, net	9,492	16,787
Total current liabilities	17,011	24,794

Operating lease liabilities, non-current	1,920	2,403
Long term debt	129	189
Non-current liabilities of discontinued operations, net	1,058	2,266
Total liabilities	$20,118	$29,652

Contingencies – see Note 13

Stockholders’ equity:
Preferred Stock, $.01 par value; authorized 25,000,000 shares; no shares issued or outstanding	—	—
Common Stock, $.01 par value; authorized 75,000,000 shares; shares issued and outstanding: 52,402,804 at April 30, 2025 and 52,244,074 at July 31, 2024	523	521
Additional paid-in capital	343,333	348,134
Accumulated deficit	(302,129)	(294,428)
Accumulated other comprehensive income	1,671	1,885
Total stockholders’ equity	43,398	56,112

Total liabilities and stockholders’ equity	$63,516	$85,764

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Revenues	$6,402	$8,022	$19,948	$24,381

Operating costs and expenses:
Cost of revenues	3,755	4,289	10,985	12,969
Cost of revenues – inventory provision	163	—	415	—
Research and development	504	605	1,545	2,035
Selling, general and administrative	4,904	4,479	14,345	16,550
Legal and related expense, net	465	692	1,273	2,527
Total operating costs and expenses	9,791	10,065	28,563	34,081

Operating loss	(3,389)	(2,043)	(8,615)	(9,700)

Other income (expense), net:
Interest, net	384	726	1,466	2,595
Change in fair value of convertible debentures	—	(384)	—	(1,095)
Other	123	94	373	373
Foreign exchange (loss) gain	508	(524)	83	(842)
Total other income (expense), net	1,015	(88)	1,922	1,031

Loss before income taxes	(2,374)	(2,131)	(6,693)	(8,669)
Income taxes	—	—	—	—
Net loss from continuing operations	(2,374)	(2,131)	(6,693)	(8,669)
Net loss from discontinued operations	(416)	(889)	(1,008)	(4,028)
Net loss	$(2,790)	$(3,020)	$(7,701)	$(12,697)

Net loss per common share – basic and diluted:
Continuing operations	$(0.04)	$(0.04)	$(0.13)	$(0.17)
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.08)
Total net loss per basic and diluted common share	$(0.05)	$(0.06)	$(0.15)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	52,403	51,214	52,315	50,629

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Net loss	$(2,790)	$(3,020)	$(7,701)	$(12,697)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(602)	452	(214)	620
Comprehensive loss	$(3,392)	$(2,568)	$(7,915)	$(12,077)

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Three Months Ended April 30, 2025 and 2024

(unaudited)

(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2025	52,402,804	$523	$343,159	$(299,339)	$2,273	$46,616
Net loss for the period ended April 30, 2025	—	—	—	(2,790)	—	(2,790)
Share-based compensation charges	—	—	174	—	—	174
Foreign currency translation adjustments	—	—	—	—	(602)	(602)
Balance at April 30, 2025	52,402,804	$523	$343,333	$(302,129)	$1,671	$43,398

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 31, 2024	50,489,771	$504	$346,252	$(278,027)	$2,046	$70,775
Net loss for the period ended April 30, 2024	—	—	—	(3,020)	—	(3,020)
Share-based compensation charges	—	—	207	—	—	207
Vested restricted and performance stock units issued	249,912	2	—	—	—	2
Issuance of common stock for employee 401(k) plan match	487,852	5	610	—	—	615
Foreign currency translation adjustments	—	—	—	—	452	452
Balance at April 30, 2024	51,227,535	$511	$347,069	$(281,047)	$2,498	$69,031

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Nine Months Ended April 30, 2025 and 2024

(unaudited)

(in thousands, except share data)

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2024	52,244,074	$521	$348,134	$(294,428)	$1,885	$56,112
Net loss for the period ended April 30, 2025	—	—	—	(7,701)	—	(7,701)
Share-based compensation charges	—	—	523	—	—	523
Vesting of restricted stock units	158,730	2	—	—	—	2
Payment of cash dividend			(5,324)			(5,324)
Foreign currency translation adjustments	—	—	—	—	(214)	(214)
Balance at April 30, 2025	52,402,804	$523	$343,333	$(302,129)	$1,671	$43,398

	Common Stock Shares Issued	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at July 31, 2023	49,997,631	$499	$344,435	$(268,350)	$1,878	$78,462
Net loss for the period ended April 30, 2024	—	—	—	(12,697)	—	(12,697)
Vested restricted and performance stock unit issued	394,442	4	—	—	—	4
Common stock issued for Asset Purchase Agreement bonus payment	347,610	3	481	—	—	484
Share-based compensation charges	—	—	1,543	—	—	1,543
Issuance of common stock for employee 401(k) plan match	487,852	5	610	—	—	615
Foreign currency translation adjustments	—	—	—	—	620	620
Balance at April 30, 2024	51,227,535	$511	$347,069	$(281,047)	$2,498	$69,031

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended April 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,701)	$(12,697)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in fair value of convertible debentures	—	1,095
Depreciation and amortization of property, plant and equipment	955	874
Share-based compensation charges	523	1,543
Share-based 401(k) employer match expense	—	494
Unrealized foreign exchange (gain) loss	(127)	764
Gain on operating lease termination	—	(554)

Changes in operating assets and liabilities:
Accounts receivable	(377)	2,475
Inventories	1,064	636
Prepaid expenses and other assets	729	(88)
Accounts payable – trade	(61)	(7,654)
Accrued liabilities, other current liabilities and other liabilities	(9,241)	(12,062)
Total adjustments	(6,535)	(12,477)

Net cash used in operating activities	(14,236)	(25,174)

Cash flows from investing activities:
Release of escrowed cash from Asset Purchase Agreement	5,000	—
Capital expenditures	(904)	(422)
Net cash provided by (used in) investing activities	4,096	(422)

Cash flows from financing activities:
Payment of cash dividend	(5,324)	—
Repayments under loan agreement	(79)	(110)
Cash payments for taxes related to net share settlements of equity awards	(163)	(474)
Net cash used in financing activities	(5,566)	(584)

Effect of exchange rate changes on cash and cash equivalents	28	(37)

Decrease in cash and cash equivalents	(15,678)	(26,217)
Cash and cash equivalents - beginning of period	52,371	83,373
Cash and cash equivalents - end of period	$36,693	$57,156

The accompanying notes are an integral part of these consolidated financial statements.

ENZO BIOCHEM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2025

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

The consolidated balance sheet as of April 30, 2025, the consolidated statements of operations, comprehensive loss and stockholders’ equity for the three and nine months ended April 30, 2025 and 2024, and the consolidated statements of cash flows for the nine months ended April 30, 2025 and 2024 (the “interim statements”) are unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and operating results for the interim periods have been made. Certain information and footnote disclosure, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted. The interim statements should be read in conjunction with the consolidated financial statements for the fiscal year ended July 31, 2024 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The consolidated balance sheet at July 31, 2024 has been derived from the audited financial statements at that date. The results of operations for the three and nine months ended April 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2025. We have one reportable segment, Products.

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

Cash and cash equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds. At April 30, 2025 and July 31, 2024, the Company had cash and cash equivalents in foreign bank accounts of $484 and $391, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company believes the fair value of the aforementioned financial instruments approximates the cost due to the immediate or short-term nature of these items. At April 30, 2025 and July 31, 2024, the Company had cash deposited in certain financial institutions in excess of federally insured levels. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

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

The Company carries a valuation allowance equal to domestic and foreign net deferred tax assets as of April 30, 2025 and July 31, 2024. The Company believes that the valuation allowance is necessary as it is not more likely than not that the deferred tax assets will not be realized in the foreseeable future based on positive and negative evidence available at this time. This conclusion was reached because of uncertainties relating to future taxable income, in terms of both its timing and its sufficiency, which would enable the Company to realize the deferred tax assets.

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

In November 2024, FASB issued ASU No. 2024-03, Disaggregation on Income Statement Expenses (DISE), which specifies additional disclosure requirements. The new guidance requires additional disclosures, including the composition of certain expense line items (such as purchases of inventory, employee compensation, and “other expenses”) and a separate disclosure for selling expenses. This guidance will be effective for our annual period ending July 31, 2028 and our interim periods beginning August 1, 2028. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2024-03 will have on our consolidated financial statement disclosures.

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

The following table sets forth the condensed operating results of the discontinued operations for the three and nine months ended April 30:

	Three Months Ended April 30		Nine Months Ended April 30
	2025	2024	2025	2024
General and administrative expense	$270	$835	$740	$3,085
Other expense – net	146	54	268	943
Loss from discontinued operations	$(416)	$(889)	$(1,008)	$(4,028)

The following table sets forth the condensed carrying amounts of major classes of assets and liabilities of the discontinued operations as of the dates indicated:

	April 30, 2025	July 31, 2024
Carrying amounts of major current assets included as part of discontinued operations:
Prepaid and other current	$34	$182

Carrying amounts of major current liabilities included as part of discontinued operations:
Accrued liabilities and trade payables	7,429	14,979
Operating lease liabilities and other	2,097	1,990
Total current liabilities	9,526	16,969

Current liabilities of discontinued operations, net	$9,492	$16,787

Carrying amount of major non-current assets included as part of discontinued operations:
Right-of-use assets	$945	$1,308
Other	62	75
Total non-current assets	1,007	1,383

Carrying amount of major non-current liabilities included as part of discontinued operations:
Operating lease liabilities and other	2,065	3,649

Non-current liabilities of discontinued operations, net	$1,058	$2,266

During the nine months ended April 30, 2025, the cash used in operating activities of the discontinued operations was $8,397, primarily for reductions of trade payables and accrued liabilities, and the period loss. During the nine months ended April 30, 2024, the cash used in operating activities of the discontinued operations was $14,219, primarily for reductions of trade payables and accrued liabilities, and the period loss.

Note 3 – Net loss per share

Basic net loss per share represents net loss divided by the weighted average number of common shares outstanding during the period. The dilutive effect of potential common shares, consisting of outstanding stock options, and unvested restricted stock units and performance stock units, is determined using the treasury stock method. As a result of the net loss for the three and nine months ended April 30, 2025 and 2024, diluted weighted average shares outstanding are the same as basic weighted average shares outstanding, and do not include the potential common shares from stock options, restricted stock units, or warrants because to do so would be anti-dilutive.

For the three and nine months ended April 30, 2025, the effect of approximately 1,611,000 and 1,838,000, respectively, of outstanding “out of the money” options to purchase common shares and the effect of approximately 529,000 outstanding restricted stock units at April 30, 2025 were excluded from the calculation of diluted net (loss) per share because their effect would be anti-dilutive.

For the three and nine months ended April 30, 2025, the effect of an assumed exercise of 1,000,000 “out of the money” warrants and the hypothetical shares which would be bought back was excluded from the calculation of diluted weighted average shares outstanding because the effect would also be anti-dilutive.

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

The warrants relate to the convertible debentures, which were repaid in May 2024. The warrants are eligible for any dividends paid on the common stock and are therefore considered to be participating securities which do not have any contractual obligation to share in the Company’s losses. The impact on net loss per share under the two-class method was not material for any period presented.

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

Products revenue by geography is as follows:

	Three Months Ended April 30		Nine Months Ended April 30
	2025	2024	2025	2024
United States	$4,054	$4,793	$12,646	$14,594
Europe	1,706	2,359	5,082	6,783
Asia Pacific	642	870	2,220	3,004
Products revenue	$6,402	$8,022	$19,948	$24,381

As of August 1, 2024 and 2023, accounts receivable from continuing operations was $3,988 and $4,808, respectively.

Note 5 – Supplemental disclosure for statement of cash flows

During the nine months ended April 30, 2025 and 2024, interest paid by the Company was $3 and $275, respectively.

For the nine months ended April 30, 2025 and 2024, the net reductions in the measurement of right-of-use assets and operating lease liabilities, including those of discontinued operations, was $1,187 and $306, respectively and are included in cash flows used in operating activities. The changes are included in changes in accrued liabilities, other current liabilities, and other liabilities in the statements of cash flows.

The Company added new right-of-use assets and operating lease liabilities of $106 and $0 for the nine months ended April 30, 2025 and 2024, respectively.

In connection with the completed sale of certain assets used in the operation of Enzo Clinical Labs at the end of fiscal 2023, $5,000 of escrowed proceeds are included in cash in escrow as of July 31, 2024. As of April 30, 2025, these escrowed proceeds were released to the Company. In connection with the full payment of a mortgage in July 2023, the restricted cash collateral deposit of $1,000 was released during the nine months ended April 30, 2024.

During the nine months ended April 30, 2025, the Company disbursed $163 for taxes related to net share settlement of a bonus paid in stock to a senior executive. During the nine months ended April 30, 2024, the Company disbursed $467 for taxes related to net share settlement of bonuses paid in stock to a senior executive and a former senior executive.

For the nine months ended April 30, 2025 and 2024, tax on capital paid by the Company was $8 and $23, respectively. During the nine months ended April 30, 2024, state taxes paid on the gain on the completed sale of certain assets used in the operation of Enzo Clinical Labs were $729.

On October 29, 2024, the Board of Directors of the Company declared a special cash dividend of $0.10 per share on its common stock, which was paid on December 2, 2024, to the holders of record entitled to dividends as of the close of business on November 15, 2024. The total dividend paid was $5,324.

Note 6 – Inventories

Inventories, net consisted of the following as of the dates indicated:

	April 30, 2025	July 31, 2024
Raw materials	$1,101	$1,794
Work in process	2,178	2,461
Finished products	2,435	2,577
	$5,714	$6,832

Note 7 – Convertible debentures

In May 2023, the Company consummated a Securities Purchase Agreement (the “Purchase Agreement”) with the Purchasers, as defined in the Purchase Agreement, and JGB Collateral, LLC, as collateral agent for the Purchasers (the “Agent”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers (i) 10% Original Issue Discount Secured Convertible Debentures (the “Debentures”) with an aggregate principal amount of $7,608 and (ii) warrants (the “Warrants”) to purchase up to 1,000,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), for an exercise price of $2.31 per share, subject to adjustments as set forth in the Warrants, for a total purchase price of $7,000. Pursuant to ASC 825, Fair Value Option, the Company made an irrevocable election at the time of issuance to report the Debentures at fair value with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) in each reporting period. During the nine months ended April 30, 2024, the change in fair value expense recorded was $1,095.

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

Note 8 – Long term debt

In April 2020, the Company’s subsidiary in Switzerland received a loan of CHF 400 (or $400, based on the foreign exchange rate as of July 31, 2020) from the Swiss government under the “Corona Krise” emergency loan program in response to the COVID-19 pandemic. This loan is uncollateralized and bears 0% interest. In January 2022, the bank agent of the Swiss government informed our subsidiary that the loan had to be fully amortized within a maximum of eight years and the first of semiannual amortization payments of CHF 33 began in March 2022. Based on this amortization schedule, the loan will be repaid by September 2027. The current portion of this loan is included in other current liabilities and the long term portion in long term debt – net as of April 30, 2025 and July 31, 2024.

Minimum future annual principal payments under this agreement as of April 30, 2025 are as follows:

July 31,	Total
2025	$-
2026	81
2027	81
2028	40
Total principal payments	202
Less: current portion, included in other current liabilities	(73)
Long term debt – net	$129

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

The following table summarizes the Company’s right of use assets and associated liabilities of its continuing operations as of the dates indicated:

Leases	Balance Sheet Classification	April 30, 2025	July 31, 2024
Assets
Operating	Right-of-use assets	$2,472	$2,836
Total lease assets		$2,472	$2,836

Liabilities
Current:
Operating	Current portion of operating lease liabilities	$881	$841

Non-current:
Operating	Operating lease liabilities, non-current	1,920	2,403
Total lease liabilities		$2,801	$3,244

Components of lease cost were as follows:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Operating lease cost – net (a)	$95	$141	$282	$472

(a)	Net of $126 and $378 of sublease income for the three and nine months ended April 30, 2025 and 2024, respectively.

The maturities of the Company’s lease liabilities as of April 30, 2025 are as follows:

Maturity of lease liabilities, years ending July 31,	Operating leases
2025	$247
2026	989
2027	907
2028	833
2029	43
Total lease payments	3,019
Less: Interest (a)	(218)
Present value of lease liabilities	$2,801

(a)	Primarily calculated using the Company’s incremental borrowing rate.

Lease term and discount rate for the nine months ended April 30 were as follows:

Lease term and discount rate	2025	2024
Weighted-average remaining lease term (years):
Operating leases	3.2 years	4.1 years

Weighted-average discount rate:
Operating leases	5.4%	5.1%

See Note 5 for cash flow information on cash paid for amounts included in the measurement of lease liabilities for the nine months ended April 30, 2025 and 2024.

Note 10 – Accrued liabilities and current liabilities

Accrued liabilities as of the date indicated consist of:

	April 30, 2025	July 31, 2024
Payroll, benefits and commissions	$2,306	$3,459
Professional fees	463	405
Legal	1,600	1,235
Other	801	615
	$5,170	$5,714

Self-Insured Medical Plan

The Company self-funds medical insurance coverage for certain of its U.S. based employees. The risk to the Company is believed to be limited through the use of individual and aggregate stop loss insurance. As of April 30, 2025 and July 31, 2024, the Company had established reserves of $117 and $114, respectively, which are included in accrued liabilities for payroll, benefits and commissions, for claims that have been reported but not paid and for claims that have been incurred but not reported. The reserve is based upon the Company’s historical payment trends, claim history and current estimates.

Note 11 – Stockholders’ equity

Controlled Equity Offering

In May 2023, the Company entered into a sales agreement (the “Sales Agreement”) with B. Riley Securities, Inc. as sales agent (“Riley”). Under the Sales Agreement, the Company may offer and sell, from time to time, through Riley, shares of the Company’s common stock, par value $0.01 per share (“Shares”) having an aggregate offering price of up to $30 million. The Company pays Riley a commission of 3.0% of the aggregate gross proceeds received under the Sale Agreement. The Company is not obligated to make any sales of Shares under the Sales Agreement. The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Riley or the Company, as permitted therein. In May 2023, the Company filed with the SEC a “shelf” registration and sales agreement prospectus covering the Sales Agreement. A total of $150 million of securities, including those covered by the Sales Agreement, may be sold under the shelf registration which was declared effective in July 2023. There was no activity with respect to the controlled equity offering during the nine months ended April 30, 2025 or 2024.

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

The exercise price of options granted under the Amended and Restated 2011 Plan is equal to or greater than fair market value of the common stock on the date of grant. The Amended and Restated 2011 Plan will terminate at the earliest of (a) such time as no shares of common stock remain available for issuance under the plan, (b) termination of the plan by the Company’s Board of Directors, or (c) October 7, 2030. Awards outstanding upon expiration of the Amended and Restated 2011 Plan will remain in effect until they have been exercised or terminated, or have expired. As of April 30, 2025, there were approximately 4,798,000 shares of common stock available for grant under the Amended and Restated 2011 Plan.

The Company estimates the fair value of each stock option award on the measurement date using a Black-Scholes option pricing model or the fair value of our stock at the date of grant. The fair value of awards is amortized to expense on a straight-line basis over the requisite service period. The Company expenses restricted stock awards based on vesting requirements, primarily time elapsed.

Listed below are the assumptions used to determine the fair value of options granted during the periods indicated:

	Nine Months Ended April 30
	2025	2024
Risk free interest rate %	3.03% – 5.35%	5.00%
Expected term of option	3.5 years	3.5 years
Expected stock price volatility	70%	70%
Expected dividend yield	0%	0%

The risk-free interest rate is based on the yield of Daily U.S. Treasury Yield Curve Rates with terms equal to the expected term of the options as of the grant date. The expected term of options is determined using the simplified method, as provided in an SEC Staff Accounting Bulletin, and the expected stock price volatility is based on the Company’s historical stock price volatility.

The amounts of share-based compensation expense recognized in the periods presented are as follows:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Stock options	$82	$90	$288	$833
Restricted stock units	92	117	235	710
	$174	$207	$523	$1,543

The following table sets forth the amount of expense related to share-based payment arrangements included in specific line items in the accompanying statements of operations:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
Selling, general and administrative	$165	$199	$501	$1,518
Cost of revenues	9	8	22	25
	$174	$207	$523	$1,543

During the nine months ended April 30, 2024, the Company recognized in selling, general and administrative expense $519 of share based compensation with respect to stock options and $367 of share based compensation with respect to restricted stock units as a result of the termination of the former CEO.

No excess tax benefits were recognized during the three and nine month periods ended April 30, 2025 and 2024.

The following table summarizes stock option activity during the nine month period ended April 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at July 31, 2024	2,136,870	$2.31		—
Granted	10,000	1.11		—
Exercised	—	—
Expired or forfeited	(535,566)	$2.30
Outstanding at end of period	1,611,304	$2.29	2.3 years	—
Exercisable at end of period	1,016,304	$2.48	1.7 years	—

As of April 30, 2025, the total future compensation cost related to non-vested options, not yet recognized in the statements of operations, was $174 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately six months. The intrinsic value of stock option awards is the value of the Company’s closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options that are outstanding.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended April 30, 2025:

	Number of RSUs outstanding	Weighted Average Fair Value per Unit at Date of Grant	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at beginning of fiscal year	308,730	$1.31	1.5 years	$352
Granted	428,691	0.70		—
Vested	(208,730)	1.29
Outstanding at end of period	528,691	$0.82	0.9 years	$254
Expected to vest at end of period	528,691	$0.82	0.9 years	$254

During the three and nine months ended April 30, 2025, the Company recognized shared based compensation expense for RSUs of $92 and $235, respectively. During the three and nine months ended April 30, 2024, the Company recognized shared based compensation expense for RSUs of $117 and $710, respectively.

As of April 30, 2025, the total future compensation cost related to non-vested RSUs, not yet recognized in the statements of operations, was $321 and the weighted average period over which the remaining expense of these awards is expected to be recognized is approximately 11 months.

A senior officer has not received 50,000 vested RSU shares which vested during the three months ended April 30, 2025.

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

The following financial information represents the operating results of the reportable segments of the Company for the period indicated:

Three months ended April 30, 2025

	Products	Corporate & Other	Consolidated
Revenues	$6,402	—	$6,402

Operating costs and expenses:
Cost of revenues	3,755	—	3,755
Cost of revenues – inventory provision	163	—	163
Research and development	504	—	504
Selling, general and administrative	3,128	$1,776	4,904
Legal and related expenses	7	458	465
Total operating costs and expenses	7,557	2,234	9,791

Operating loss	(1,155)	(2,234)	(3,389)

Other income (expense)
Interest	(1)	385	384
Other	—	123	123
Foreign exchange gain	508	—	508
Loss before taxes	$(648)	$(1,726)	$(2,374)

Depreciation and amortization included above	$229	$89	$318

Share-based compensation included above:
Selling, general and administrative	30	138	168
Cost of sales	6	—	6
Total	$36	$138	$174

Capital expenditures	$359	$37	$396

Three months ended April 30, 2024

	Products	Corporate & Other	Consolidated
Revenues	$8,022	—	$8,022

Operating costs and expenses:
Cost of revenues	4,289	—	4,289
Research and development	595	$10	605
Selling, general and administrative	2,881	1,598	4,479
Legal and related expenses	—	692	692
Total operating costs and expenses	7,765	2,300	10,065

Operating income (loss)	257	(2,300)	(2,043)

Other income (expense)
Interest	37	689	726
Change in fair value of convertible debentures	—	(384)	(384)
Other	(31)	125	94
Foreign exchange loss	(524)	—	(524)
Loss before taxes	$(261)	$(1,870)	$(2,131)

Depreciation and amortization included above	$162	$175	$337

Share-based compensation included above:
Selling, general and administrative	32	167	199
Cost of sales	8	—	8
Total	$40	$167	$207

Capital expenditures	$123	$20	$143

Nine months ended April 30, 2025

	Products	Corporate & Other	Consolidated
Revenues	$19,948	—	$19,948

Operating costs and expenses:
Cost of revenues	10,985	—	10,985
Cost of revenues – inventory provision	415	—	415
Research and development	1,545	—	1,545
Selling, general and administrative	9,093	$5,252	14,345
Legal and related expenses	15	1,258	1,273
Total operating costs and expenses	22,053	6,510	28,563

Operating loss	(2,105)	(6,510)	(8,615)

Other income (expense)
Interest	(3)	1,469	1,466
Other	1	372	373
Foreign exchange gain	83	—	83
Loss before taxes	$(2,024)	$(4,669)	$(6,693)

Depreciation and amortization included above	$686	$269	$955

Share-based compensation included above:
Selling, general and administrative	95	406	501
Cost of sales	22	—	22
Total	$117	$406	$523

Capital expenditures	$867	$37	$904

Nine months ended April 30, 2024

	Products	Corporate & Other	Consolidated
Revenues	$24,381	—	$24,381

Operating costs and expenses:
Cost of revenues	12,969	—	12,969
Research and development	2,012	$23	2,035
Selling, general and administrative	9,266	7,284	16,550
Legal and related expenses	51	2,476	2,527
Total operating costs and expenses	24,298	9,783	34,081

Operating income (loss)	83	(9,783)	(9,700)

Other income (expense)
Interest	104	2,491	2,595
Change in fair value of convertible debentures	—	(1,095)	(1,095)
Other	(28)	401	373
Foreign exchange loss	(842)	—	(842)
Loss before taxes	$(683)	$(7,986)	$(8,669)

Depreciation and amortization included above	$500	$374	$874

Share-based compensation included above:
Selling, general and administrative	97	1,421	1,518
Cost of sales	25	—	25
Total	$122	$1,421	$1,543

Capital expenditures	$369	$53	$422

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

The parties reached a class-wide settlement agreement in the sum of $7,500 which the Court granted approval of at the final fairness hearing held on June 10, 2025. Approximately $800 of the $7,500 settlement was paid in March 2025 to cover class action notice costs. The remaining balance of approximately $6,700 must be remitted by July 10, 2025.

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

Open and Active Legal Matters

Pending Class Action Litigation

Maria Sgambati et al., v. Enzo Biochem, Inc., et al., Index No. 619511/2023 (N.Y. Sup. Ct.)

This is a putative class action pending in state court alleging various harms stemming from the April 2023 data incident. The complaint seeks to certify a class of New York residents. The complaint brings claims of negligence; negligence per se; breach of implied covenant and good faith and fair dealing; breach of duty; breach of implied contract; and violations of New York’s Deceptive Acts and Practices § 349. The Company has filed a motion to stay this action pending the resolution of the EDNY Federal Action, and the motion was granted by the court. The Company intends to seek dismissal of this action once the settlement in the EDNY Federal Action receives final approval from the court, likely sometime in 2025.

Louis v. Enzo Biochem, Inc. et al., Index No. 653281/2023 (N.Y. Sup. Ct.)

This is a putative class action pending in state court alleging various harms stemming from the April 2023 data incident. The complaint seeks to certify a class of New York citizens. The complaint brings claims of negligence; negligence per se; breach of duty; breach of implied contract; breach of implied covenant of good faith and fair dealing; and violations of New York’s Deceptive Acts and Practices § 349. The Company has filed a motion to stay this action pending the resolution of the EDNY Federal Action, and the motion remains pending. The Company intends to seek dismissal of this action once the settlement in the EDNY Federal Action receives final approval from the court, likely sometime in 2025.

Other Open and Active Legal Matters

On or about September 26, 2023, James G. Wolf, individually and as the trustee of the Wolf Family Charitable Foundation, Barbaranne R. Wolf, Stephen Paul Wolf, and Preston M. Wolf (collectively the “Petitioners”) initiated an appraisal action against the Company in the New York Supreme Court for Suffolk County. Petitioners seek an appraisal of the value of their shares in the Company. On or about April 1, 2025, Petitioners filed a motion seeking to compel an “advance payment” of 80% of what they contend to be the fair value of their shares, plus prejudgment interest and attorneys’ fees. In their papers, Petitioners announced their position, through an accompanying preliminary valuation report, that the alleged fair value of their shares as of the valuation date was “greater than $3.50 per share.” The Company disputes this contention. Pursuant to a briefing schedule co-ordered by the Court, in early July 2025, the Company anticipates filing papers opposing Petitioners’ motion, including the contention that they are entitled to any form or advance payment for their shares, and their position concerning the valuation of their shares.

On September 18, 2024, we received an unsealed complaint filed by whistleblowers in the Southern District of New York (“SDNY”) alleging, among other things, that the Company falsely billed Medicaid and Medicare for COVID-19 tests by utilizing inappropriate diagnostic codes to trigger payments for such tests. The SDNY advised the court that the government was not intervening in the case; however, the private plaintiffs are still pursuing the case on the governments’ behalf. The Court agreed to stay discovery in the case pending the submission and decision on the Company’s anticipated motion to dismiss the complaint (the entire case).  The Company’s motion to dismiss is due on June 23, 2025. We believe there are meritorious defenses to the claims set forth in the complaint and the Company will vigorously defend itself. A probable settlement amount is not estimable at this time.

The Company terminated the employment of Elazar Rabbani, Ph.D., the Company’s former Chief Executive Officer, effective April 21, 2022.  Dr. Rabbani was a director of the Company until the Annual Meeting on April 30, 2024, when his term expired. Dr. Rabbani was a party to an employment agreement with the Company that entitled him to certain termination benefits, including severance pay, acceleration of vesting of share-based compensation, and continuation of benefits. Based on the terms of his employment agreement, the Company estimated and accrued a charge of $2,600 in fiscal year 2022. The charge was partially offset by the reversal of bonus accruals. In May 2022, the Company paid Dr. Rabbani $2,123 in severance (the payment constituted taxable income, but the Company did not withhold taxes from the payment). In July 2022, the Company paid Dr. Rabbani’s income and other withholding taxes of $1,024 related to that payment on Dr. Rabbani’s behalf. On July 8, 2022, the Company filed a demand for arbitration with the American Arbitration Association (the “AAA”) seeking, among other things, a declaration that the Company had fully satisfied its contractual obligations to Dr. Rabbani and seeking the tax withholding reimbursement referenced above.  On August 4, 2022, Dr. Rabbani filed counterclaims in the arbitration seeking, among other things, a bonus for fiscal year 2021 and additional severance that he asserted was owed to him. After a lengthy stay of the arbitration proceeding to allow for settlement negotiations, the parties have decided to move forward via the arbitration process. The arbitrator has set a schedule for the remainder of the arbitration up through the hearing on November 17-21, 2025. A provision was made in the consolidated financial statements as of July 31, 2023 and updated as applicable through the period ended April 30, 2025 based on a reasonable estimate of loss; however, the actual exposure may differ.

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

On April 22, 2025 the Company announced that its Board of Directors (the “Board”) had commenced a review of strategic alternatives after receiving multiple inquiries regarding a potential transaction with the Company. In connection with this process, the Board has formed a special committee of independent directors (the “Strategic Committee”) authorized to evaluate a broad range of opportunities to maximize value for shareholders, including a potential strategic transaction, business combination, full sale of the Company or return of excess capital to shareholders. The Strategic Committee has engaged BroadOak Capital Partners as financial advisor and to assist in evaluating any inbound expressions of interest and other potential transactions. There can be no assurance that the Company’s strategic review process will result in any transaction or other strategic outcome. The Company does not intend to disclose further developments on this strategic review process unless and until a transaction is approved and entered into, or the process is discontinued.

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

NYSE Listing Notice and Transfer of Listing

On January 8, 2025, the Company received a letter from the New York Stock Exchange (the “NYSE”) notifying the Company that it was not in compliance with (i) Section 802.01B of the NYSE Listed Company Manual because, as of January 7, 2025, the Company’s 30 trading-day average market capitalization was less than $50 million and its last reported stockholder’s equity as of October 31, 2024 was less than $50 million and (ii) Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s Common Stock (the “Common Stock”) was less than $1.00 over a consecutive 30 trading-day period. The notice did not result in the immediate delisting of the Common Stock from the NYSE, but the Company could have been delisted from the NYSE if it did not regain compliance with the foregoing continued listing standards in accordance with NYSE requirements.

On March 28, 2025, we notified the NYSE of our decision to voluntarily delist our common stock from NYSE. In connection with the delisting, the last day of trading of the Company’s common stock on NYSE was April 17, 2025. The Company’s common stock began trading on OTCQX on April 21, 2025 under the symbol “ENZB.”

Results of Operations from Continuing Operations

Three months ended April 30, 2025 compared to April 30, 2024
(in $000s)

Comparative Financial Data from Continuing Operations for the three months ended April 30,

	2025	2024	Favorable (Unfavorable)	% Change

Revenues	$6,402	$8,022	$(1,620)	(20)

Operating costs and expenses:
Cost of revenues	3,755	4,289	534	12
Cost of revenues – inventory provision	163	—	(163)	**
Research and development	504	605	101	17
Selling, general and administrative	4,904	4,479	(425)	(10)
Legal and related expenses	465	692	227	33
Total operating costs and expenses	9,791	10,065	274	3

Operating loss	(3,389)	(2,043)	(1,346)	(66)

Other income (expense):
Interest, net	384	726	(342)	(47)
Fair value adjustment	—	(384)	384	100
Other	123	94	29	31
Foreign exchange gain (loss)	508	(524)	1,032	**
Loss before income taxes	$(2,374)	$(2,131)	$(243)	(11)

**	not meaningful

Consolidated Results:

The “2025 period” and the “2024 period” refer to the three months ended April 30, 2025 and 2024, respectively.

Revenues were $6.4 million in the 2025 period and $8.0 million in the 2024 period, a decrease of approximately $1.6 million or 20% due to a decline in all geographic areas of our customer base related to general continued headwinds in the life sciences tools space, including decreases in government grants, reduced R&D budgets, tariffs uncertainty and the timing of large orders fulfillment.

The cost of revenues was $3.8 million in the 2025 period and $4.3 million in the 2024 period, a decrease of $0.5 million or 12% due to lower revenues and the impact of cost containment initiatives. The gross profit margin was approximately 39% (41% excluding the inventory provision of $163) and 47% in the 2025 and 2024 periods, respectively. The decline in the 2025 period gross profit was driven by the reduction in revenues, which did not fully cover overhead burden and other fixed manufacturing costs.

The cost of revenues – inventory provision was approximately $0.2 million for inventory we intended to use in manufacturing and sell to laboratory customers which we fully reserved in the 2025 period. This provision represents approximately 2.5% of the 2025 period’s revenues.

Research and development expenses were $0.5 million in the 2025 period and $0.6 million in the 2024 period, a decrease of $0.1 million or 17% due to cost containment measures and lower patent expense.

Selling, general and administrative expenses were $4.9 million during the 2025 period versus $4.5 million during the 2024 period, an increase of $0.4 million or 10%. For the Products segment there was an increase in administrative and information technology costs. For the Other segment, there were higher strategic consulting costs, health and life insurance, and bonus accruals, as the 2024 period had bonus reversals.

Legal and related expenses were $0.5 million during the 2025 period and $0.7 million in the 2024 period, a decrease of $0.2 million or 33%. During the 2024 period, we required more legal expertise and assistance associated with corporate matters.

Interest income, net was $0.4 million in the 2025 period compared to $0.7 million in the 2024 period, a decrease of $0.3 million or 47% due to the decrease in the balance of cash held in a money market account and a decline in the interest rate earned due to Federal Reserve actions to lower discount rates.

In the 2024 period we recorded a fair value adjustment charge of approximately $0.4 million for the convertible debentures based on their fair value as of April 30, 2024, and which were due and fully repaid in May 2024.

Other income in both periods is primarily from the subletting of a portion of our office space in New York, NY.

The foreign exchange gain recognized by the Products segment during the 2025 period was $0.5 million compared to a loss of $0.5 million in the 2024 period, a favorable variance of $1.0 million. At the end of the 2025 period as compared to its start, the British pound and Swiss franc greatly appreciated compared to the U.S. dollar as a result of U.S. economic policies, which resulted in revaluation gains on certain assets and liabilities carried in those foreign currencies. At the end of the 2024 period as compared to its start, those foreign currencies depreciated in value compared to the U.S. dollar, resulting in revaluation losses on those certain assets and liabilities.

Results of Operations from Continuing Operations

Nine months ended April 30, 2025 compared to April 30, 2024
(in $000s)

Comparative Financial Data from Continuing Operations for the nine months ended April 30,

	2025	2024	Favorable (Unfavorable)	% Change

Revenues	$19,948	$24,381	$(4,433)	(18)

Operating costs and expenses:
Cost of revenues	10,985	12,969	1,984	15
Cost of revenues – inventory provision	415	—	(415)	**
Research and development	1,545	2,035	490	24
Selling, general and administrative	14,345	16,550	2,205	13
Legal and related expenses	1,273	2,527	1,254	50
Total operating costs and expenses	28,563	34,081	5,518	16

Operating loss	(8,615)	(9,700)	1,085	11

Other income (expense):
Interest, net	1,466	2,595	(1,129)	(44)
Fair value adjustment	—	(1,095)	1,095	100
Other	373	373	—	—
Foreign exchange gain (loss)	83	(842)	925	110
Loss before income taxes	$(6,693)	$(8,669)	$1,976	23

**	not meaningful

Consolidated Results:

The “2025 period” and the “2024 period” refer to the nine months ended April 30, 2025 and 2024, respectively.

Revenues were $19.9 million in the 2025 period and $24.4 million in the 2024 period, a decrease of approximately $4.4 million or 18% due to a decline in all geographic areas of our customer base related to general continued headwinds in the life sciences tools space, including decreases in government grants, reduced R&D budgets, tariffs uncertainty and the timing of large orders fulfillment.

The cost of revenues was $11.0 million in the 2025 period and $13.0 million in the 2024 period, a decrease of $2.0 million or 15% due to lower revenues and the impact of cost containment initiatives. The gross profit margin was approximately 43% (45% excluding the inventory provision) in the 2025 period and 47% 2024 period and was driven by the reduction in revenues, which did not fully cover overhead burden and other fixed manufacturing costs.

The cost of revenues – inventory provision was approximately $0.4 million for inventory we intended to use in manufacturing and sell to laboratory customers which we fully reserved in the 2025 period. This provision represents approximately 2% of the 2025 period’s revenues.

Research and development expenses were $1.5 million in the 2025 period and $2.0 million in the 2024 period, a decrease of $0.5 million or 24%. There was an emphasis on manufacturing effort in the 2025 period and cost containment measures, including reduction in patent expense.

Selling, general and administrative expenses were $14.3 million during the 2025 period versus $16.6 million during the 2024 period, a decrease of $2.2 million or 13%. The Other segment expense declined $2.0 million primarily due to severance provisions and accelerated recognition of share based compensation in the 2024 period related to a former senior officer. The Products segment expense decreased $0.2 million as compared to 2024 period due to lower headcount, sales commissions, travel expenses, and bonus accruals.

Legal and related expenses were $1.3 million during the 2025 period and $2.5 million in the 2024 period, a decrease of $1.3 million or 50%. During the 2024 period, we required significantly more legal expertise and assistance associated with corporate matters as discussed in Note 13 Contingencies.

Interest income, net was $1.5 million in the 2025 period compared to $2.6 million in the 2024 period, a decrease of $1.1 million or 44% due to a decrease in the balance of cash held in a money market account and a decline in the interest rate earned due to Federal Reserve actions to lower discount rates.

In the 2024 period we recorded a fair value adjustment charge of approximately $1.1 million for the convertible debentures based on their fair value as of April 30, 2024, which were due and fully repaid in May 2024.

Other income in both periods is primarily from the subletting of a portion of our office space in New York, NY.

The foreign exchange gain recognized by the Products segment during the 2025 period was $0.1 million compared to a loss of $0.8 million in the 2024 period, a favorable variance of $0.9 million. At the end of the 2025 period as compared to its start, the British pound and Swiss franc slightly appreciated compared to the U.S. dollar, which resulted in small revaluation gains on certain assets and liabilities carried in those foreign currencies. At the end of the 2024 period as compared to its start, those foreign currencies has significantly depreciated in value compared to the U.S. dollar, resulting in larger revaluation losses on those certain assets and liabilities.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of April 30, 2025 was $36.7 million and $52.4 million as of July 31, 2024. The decrease of $15.7 million in our cash and cash equivalents balance as of April 30, 2025 was primarily due to the period net loss, cash used to pay down accrued liabilities, particularly those of the discontinued operations, and the payment of a dividend of $5.3 million, partially offset by the release from escrow of $5.0 million, as discussed below. Based on the current available working capital, management believes the Company has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report. Our working capital was $31.3 million and $45.2 million as of April 30, 2025 and July 31, 2024, respectively.

Net cash used in operating activities during the 2025 period was $14.2 million, compared to $25.2 million during the 2024 period, a favorable variance of $11.0 million, primarily due to the smaller net loss from continuing operations in the 2025 period and the larger paydowns of accounts payable – trade and accrued liabilities in the 2024 period.

Net cash provided by investing activities during the 2025 period was approximately $4.1 million and represents the release of cash held in escrow from the Labcorp Asset Purchase Agreement which closed in July 2023, partially offset by capital expenditures of $0.9 million. Net cash used in investing activities during the 2024 period was approximately $0.4 million for capital expenditures.

Net cash used in financing activities in the 2025 period was $5.6 million and primarily represents the payment of a $5.3 million dividend in December 2024. Cash used in the 2024 period amounted to $0.6 million primarily for taxes paid on bonuses paid in stock.

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

As of April 30, 2025 and July 31, 2024, Products accounts receivable, net were $4,309 and $3,988, respectively. As of April 30, 2025 and July 31, 2024, these totals include foreign receivables, net, of $782 and $1,185, respectively.

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

During the nine months ended April 30, 2025 and 2024 there was no impairment of depreciable long-lived assets used in continuing operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation (as required under Rules 13a-15(b) and 15d-15(b) under the Exchange Act) of the Company’s “disclosure controls and procedures” (as such term is defined under the Exchange Act), under the supervision and with the participation of each of our principal executive officer and principal financial officer. Based on the evaluation of our Disclosure Controls, our principal executive officer and principal financial officer have concluded that, as of April 30, 2025, our Disclosure Controls were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in the annual report on Form 10-K for the fiscal year ended July 31, 2024 filed with the Securities and Exchange Commission, other than as noted in Note 13 to these Consolidated Financial Statements as of April 30, 2025.

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

ENZO BIOCHEM, INC.
(Registrant)

Date: June 16, 2025	by:	/s/ Patricia Eckert
Chief Financial Officer and Principal Accounting Officer